Form 10-Q
period 1995-10-31
TECHNICLONE INTERNATIONAL CORP
filed 1995-12-14
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended OCTOBER 31, 1995

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _________________

                         Commission file number 0-17085

                     TECHNICLONE INTERNATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                             CALIFORNIA                                       95-3698422
                    (State or other jurisdiction                           (I.R.S. Employer
                 of incorporation or organization)                      Identification Number)

              14282 FRANKLIN AVENUE, TUSTIN, CALIFORNIA                                      92680
              (Address of principal executive offices)                                     (Zip Code)

                                 (714) 838-0500
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year,
                        if changed, since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ].

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   YES [ ].  NO [ ].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       18,660,604 shares of Common Stock
                            as of November 30, 1995

                               Page 1 of 14 pages

                        PART I -- FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS

        The following financial statements required to be provided by this Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report, Form 10-Q:

                                                                                                      Page
                                                                                                      ----
         Balance Sheets at April 30, 1995 and October 31, 1995 (unaudited)  . . . . . . . . . . .     7, 8

         Statements of Operations for the periods from August 1, 1994 to October 31, 1994 and from August 1, 1995 to October 31, 1995;
         from May 1, 1994 to October 31, 1994 and from May 1, 1995 to
         October 31, 1995 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9

         Statement of Stockholders' Deficit for the period from April 30, 1995
         through October 31, 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .       10

         Statements of Cash Flows for the periods August 1, 1994 to October 31, 1994 and from August 1, 1995 to October 31, 1995; from May 1, 1994 to
         October 31, 1994 and from May 1, 1995 to October 31, 1995 (unaudited)  . . . . . . . . .   11, 12

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13


ITEM 2  --   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's net loss of $539,021 for the quarter ended October 31, 1995 increased $189,578 in comparison to the net loss of $349,443 for the prior year quarter ended October 31, 1994. This increased quarterly loss is primarily attributable to a $56,193 increase in general and administrative expenses and a $133,175 increase in research and development expenses during the quarter ended October 31, 1995 in comparison to the prior year quarter ended October 31, 1994. The Company's net loss of $1,054,123 for the six months ended October 31, 1995 represents a decrease of $4,514,830 in comparison to the net loss of $5,568,953 for the six months ended October 31, 1994. This decrease in year-to-date loss is primarily attributable to a decrease in current year quarterly total costs and expenses including an aggregate charge to earnings of $4,835,140 which occurred during the six months ended October 31, 1994 (which represented the excess of the fair market value of the Company stock issued over the net assets acquired of CBI, plus an additional non-recurring charge relating to CBI stock options assumed by the Company) in connection with the merger of Cancer Biologies Incorporated ("CBI") with and into the Company, and which did not recur during the current year, and a decrease in interest expense of $1,762, partially offset by a $124,901 increase in general and administrative expenses and a $193,479 increase in research and development expenses during the six months ended October 31, 1995.

         Revenues for the quarter ended October 31, 1995 decreased $1,033 compared to the same prior year period ended October 31, 1994. This decrease resulted from a $1,033 decrease in interest income during the quarter ended October 31, 1995 in comparison to the same prior year period ended October 31, 1994.

Revenues for the six months ended October 31, 1995 decreased $3,692 compared to the same prior year period ended October 31, 1994. Licensing fees decreased $2,633 during the six months ended October 31, 1995 in comparison to the same prior year period ended October 31, 1994 due to decreased in current year licensing fees relating to the Company's Histoclone diagnostic antibodies. Management expects revenues from the sales and licensing of antibodies to increase during the remainder of the fiscal year ending April 30, 1996 as the Company commences Phase III clinical trials for the LYM-1 antibody. Interest and other income has decreased during the current year as the level of idle cash funds available for investment has decreased in comparison to the prior year quarter ended October 31, 1994.

         The Company's total costs and expenses increased $188,545 during the quarter ended October 31, 1995, in comparison to the same prior year period ended October 31, 1994. This increase resulted primarily from a $133,175 increase in research and development expenses and a $56,193 increase in general and administrative expenses in comparison to the prior year quarter ended October 31, 1994. The Company's total costs and expenses decreased $4,518,522 for the six months ended October 31, 1995 in comparison to the same prior year period ended October 31, 1994. This decrease in total costs and expenses is primarily attributable to the aggregate charge to earnings of $4,835,140 incurred during the prior year relating to the merger of CBI which did not recur during the current year. Research and development expenses increased $133,175 for the quarter and $193,479 for the six months ended October 31, 1995 in comparison to the same prior year periods. The increase in research and development costs resulted from the Company's activities during the current year in preparing for Phase III clinical trials of the LYM-1 antibody.

         General and administrative expenses increased $56,193 for the quarter and $124,901 for the six months ended October 31, 1995 in comparison to the same periods of the prior year. This increase in current year expenses has resulted primarily from increased administrative, payroll and consultant costs associated with clinical trial preparation. Interest expense decreased $823 during the quarter and $1,762 for the six months ended October 31, 1995 in comparison to the same periods of the prior year due to a slightly lower level of interest bearing debt outstanding during the current year. The Company believes that general and administrative costs will increase during the remainder of the current fiscal year as Phase III clinical trials of the LYM-1 antibody commence.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1995, the Company had $349,346 in cash and receivables and a working capital deficit of $579,333 compared to $38,020 in cash and receivables and a working capital deficit of $934,121 at April 30, 1995. The Company raised $1,020,802 from the sale of Common Stock and exercise of stock options during the quarter ended October 31, 1995 and raised $1,318,952 from Common Stock sales and stock option exercises during the six months ended October 31, 1995.

         The Company's auditor's report on its financial statements for the year ended April 30, 1995 indicates that its recurring losses, accumulated deficit and working capital deficit raise substantial doubt about its ability to continue as a going concern. The Company does not have sufficient cash to sustain operations for the next twelve months without obtaining additional capital. Accordingly, the Company will have to raise additional capital to fund continued development of its antibodies and the Phase III clinical trials of LYM-1 and to continue operations. The Company believes that it may be able to raise additional capital through the sale of additional equity securities, however no assurance can be given that the Company can raise additional capital or that any additional capital raised would be sufficient to fund the development of LYM-1 and the Phase III clinical trials and to continue operations. If the Company is not successful in its efforts to raise additional capital, then it will have to reduce its expenditures and may not be able to proceed with Phase III clinical trials. The failure to obtain needed financing could have a material adverse effect on business and financial condition of the Company.

CAPITAL COMMITMENTS

         During the year ending April 30, 1996, the Company expects to acquire additional assets, however, at October 31, 1995, the Company had no material commitments for capital expenditures.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         At October 31, 1995 the Company had $349,346 in cash which approximates two months of expenses. The Company has continued to experience negative cash flows since October 31, 1995 and expects the negative cash flow to continue for the foreseeable future. To continue operating and to proceed with Phase II/III clinical trials for LYM-1, the Company cannot significantly reduce its operating expenses. The Company has very few tangible assets upon which it can borrow money. Therefore the Company must raise additional equity funds in order to continue its operations and there can be no assurance that the Company will be successful in acquiring such funds on terms acceptable to it or at all or that any additional capital raised would be sufficient to fund the development of LYM-1 or the Company's continued operations.

         If the Company is unable to obtain sufficient financing to proceed with its Phase II/III clinical trials for LYM-1 or if the initial results from the Phase II/III clinical trials are poor, the Company may not be able to raise additional financing which would have a material adverse effect on the Company's financial condition and on its ability to continue its operations.

         The Company has developed strategic relationships with Alpha Therapeutic Corporation and other entities and persons. The Company's dependence on these relationships raises certain risks with respect to the future success of the Company and its business.

         The bio-tech industry is intensely competitive and changing rapidly. Substantially all of the Company's existing competitors have larger technical staff, more established and larger research budgets and significantly greater financial resources than the Company. There can be no assurance that these competitors will not be able to expend resources to develop their products prior to the Company's product being granted approval for marketing by the U.S. Food and Drug Administration. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operation.

         The Company's future success will depend significantly upon its ability to develop and test workable products which the Company will seek FDA approval to market to certain defined groups. A significant risk remains as to the technological, performance and commercial success of the Company's technology and products.

         The Company's products are subject to extensive government regulation in the United States by federal, state and local agencies including the Food and Drug Administration. The process of obtaining and maintaining FDA and other required regulatory approvals for the Company's products is lengthy, expensive and uncertain. There can be no assurance that the Company can obtain FDA or other regulatory approval for the marketing of its products or that changes in existing regulations or the adoption of new regulations will not occur which will adversely affect the Company.

         Because of these and other factors affecting the Company's operating results, including the uncertainties relating to the raising of additional capital, the results of the Phase II/III clinical trials, the Company's reliance on strategic relationships, competition and government regulation investors should carefully consider whether any of the above events might affect future results or the Company's ability to raise additional capital.

                                    PART II

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Report on Form 8-K.

                 (a)      Exhibits:

                          27  Financial Data Schedules (filed herewith)

                 (b)      Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TECHNICLONE INTERNATIONAL CORPORATION


                                     By:         /ss/ Lon H. Stone
                                         ---------------------------------


                                     By:        /ss/ William V. Moding
                                         ---------------------------------

                     TECHNICLONE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS

                                                                    April 30,           October 31,
                                                                      1995                 1995
                                                                   ----------           ----------
                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
Cash  . . . . . . . . . . . . . . . . . . . . . . . .              $    35,642        $     349,346
Receivables . . . . . . . . . . . . . . . . . . . . .                    2,378                   --
Inventories . . . . . . . . . . . . . . . . . . . . .                  226,457              245,000
                                                                   -----------        -------------

Total current assets  . . . . . . . . . . . . . . . .                  264,477              594,346
                                                                   -----------        -------------

PROPERTY:
Laboratory equipment  . . . . . . . . . . . . . . . .                  985,026            1,002,610
Furniture and fixtures  . . . . . . . . . . . . . . .                   30,844               32,100
                                                                   -----------        -------------
Total . . . . . . . . . . . . . . . . . . . . . . . .                1,015,870            1,034,710
Less accumulated depreciation
  and amortization  . . . . . . . . . . . . . . . . .                 (583,328)            (648,691)
                                                                   -----------        -------------

Property--net . . . . . . . . . . . . . . . . . . . .                  432,542              386,019
                                                                   -----------        -------------

OTHER ASSETS
Patents--net  . . . . . . . . . . . . . . . . . . . .                  154,081              167,745
Other . . . . . . . . . . . . . . . . . . . . . . . .                    5,557                5,557
                                                                   -----------        -------------
Total other assets  . . . . . . . . . . . . . . . . .                  159,638              173,302
                                                                   -----------        -------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . .              $   856,657        $   1,153,667
                                                                   ===========        =============





                See accompanying notes to financial statements.

                     TECHNICLONE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS


                                                                    April 30,            October 31,
                                                                      1995                   1995
                                                                   ----------            -----------
                                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS'
-----------------------------
DEFICIT
-------

CURRENT LIABILITIES:
Accounts payable  . . . . . . . . . . . . . . . . . .           $    137,878           $     103,722
Accrued legal and accounting fees
  (primarily to a related party)  . . . . . . . . . .                334,741                 318,024
Accrued payroll and related costs . . . . . . . . . .                260,301                 220,391
Accrued license termination fee . . . . . . . . . . .                100,000                 100,000
Accrued royalties . . . . . . . . . . . . . . . . . .                 75,168                  95,168
Accrued interest  . . . . . . . . . . . . . . . . . .                 90,910                 101,250
Reserve for contract losses . . . . . . . . . . . . .                132,071                 132,071
Other current liabilities . . . . . . . . . . . . . .                 67,529                 103,053
                                                                ------------           -------------
Total current liabilities . . . . . . . . . . . . . .              1,198,598               1,173,679
                                                                ------------           -------------

LONG TERM DEBT TO RELATED PARTY . . . . . . . . . . .                258,500                 258,500
                                                                ------------           -------------

COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred Stock--$1.00 par value (authorized,
  100,000 shares; Class A Convertible Preferred
  Stock, outstanding, 4,225 shares at April 30, 1995
  and at October 31, 1995)
  (liquidation preference of $253,500)  . . . . . . .                  4,225                   4,225

Common Stock--no par value (authorized,
  30,000,000 shares; outstanding, 16,768,909
  shares at April 30, 1995 and 18,643,374
  shares at October 31, 1995) . . . . . . . . . . . .             17,730,648              19,106,700
Paid-in capital   . . . . . . . . . . . . . . . . . .                227,246                 227,246
Accumulated deficit . . . . . . . . . . . . . . . . .            (18,085,978)            (19,140,101)
                                                                 -----------              ----------
Total . . . . . . . . . . . . . . . . . . . . . . . .               (123,859)                198,070
Less notes receivable from sale of common stock . . .               (476,582)               (476,582)
                                                                ------------           -------------
Net stockholders' deficit . . . . . . . . . . . . . .               (600,441)               (278,512)
                                                                ------------           -------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . .           $    856,657           $   1,153,667
                                                                ============           =============



                See accompanying notes to financial statements.

                     TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS



                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                         OCTOBER 31,        OCTOBER 31,      OCTOBER 31,       OCTOBER 31,
                                            1994               1995             1994              1995
                                       --------------     --------------    ------------     --------------
                                         (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
REVENUES:
Net sales . . . . . . . . . . . . .     $         --     $           --    $           --   $            --
Licensing fees  . . . . . . . . . .               --                 --             2,633                --
Interest and other income . . . . .            1,043                 10             1,080                21
                                        ------------     --------------    --------------   ---------------
Total revenues  . . . . . . . . . .            1,043                 10             3,713                21
                                        ------------     --------------    --------------   ---------------

COSTS AND EXPENSES:
Cost of sales . . . . . . . . . . .               --                 --                --                --
Research and development  . . . . .          203,597            336,772           407,349           600,828
General and administrative:
    Unrelated entities  . . . . . .          109,607            161,137           244,937           374,489
    Affiliates  . . . . . . . . . .           30,262             34,925            70,863            66,212
Interest  . . . . . . . . . . . . .            7,020              6,197            14,377            12,615
Cost in excess of net assets
    acquired of subsidiary  . . . .               --                 --         4,835,140                --
                                        ------------     --------------    --------------   ---------------
Total costs and expenses  . . . . .          350,486            539,031         5,572,666         1,054,144
                                        ------------     --------------    --------------   ---------------

NET LOSS  . . . . . . . . . . . . .     $   (349,443)    $     (539,021)   $   (5,568,953)  $    (1,054,123)
                                        ------------     --------------    --------------   ---------------

WEIGHTED AVERAGE SHARES
 OUTSTANDING  . . . . . . . . . . .       15,944,205         18,070,954        15,720,224        17,503,998
                                        ============     ==============    ==============   ===============

LOSS PER COMMON SHARE . . . . . . .     $       (.02)    $         (.03)   $         (.35)  $          (.06)
                                        ============     ==============    ==============   ===============



                See accompanying notes to financial statements.

                     TECHNICLONE INTERNATIONAL CORPORATION

                       STATEMENT OF STOCKHOLDERS' DEFICIT




                                                                                                      NOTES
                                                                                                    RECEIVABLE
                          PREFERRED STOCK         COMMON STOCK                          ACCUMU-        FROM
                          ---------------     ---------------------       PAID-IN        LATED        SALE OF
                          SHARES   AMOUNT     SHARES        AMOUNT        CAPITAL       DEFICIT        STOCK         TOTAL
                          ------   ------     ------        -------       -------     -----------   ------------  -----------
BALANCE AT
----------
APRIL 30, 1995 . . . . .  4,225   $4,225      16,768,909   $17,730,648    $  227,246  $(18,085,978)  $(476,582)    $ (600,441)

Common stock issued
for cash (unaudited) . .                       1,758,165     1,289,352                                              1,289,352

Common stock issued
in exchange for
services (unaudited) . .                          57,100        57,100                                                 57,100

Common stock issued
upon exercise of
options (unaudited) . .                           59,200        29,600                                                 29,600




Net loss
(unaudited) . . . . . .                                                                 (1,054,123)                (1,054,123)


BALANCE AT
----------
OCTOBER 31,1995 . . . .
---------------           -----   ------      ----------   -----------    ----------  ------------   ----------   -----------
(unaudited) . . . . . .   4,225   $4,225      18,643,374   $19,106,700    $  227,246  $(19,140,101)  $ (476,582)  $  (278,512)
                          =====   ======      ==========   ===========    ==========  ============   ==========   ===========





                See accompanying notes to financial statements.

                     TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS


                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                         OCTOBER 31,        OCTOBER 31,      OCTOBER 31,       OCTOBER 31,
                                            1994               1995             1994              1995
                                       --------------     --------------    ------------     --------------
                                         (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . .     $   (349,443)    $     (539,021)   $   (5,568,953)  $    (1,054,123)
Adjustments to reconcile net
    income to net cash provided
    by operating activities:
       Depreciation and amortization          37,568             40,404            74,909            87,918
          Common stock issued
       for services   . . . . . . .               --                 --                --            57,100
Cost in excess of net assets
    acquired of subsidiary  . . . .               --                 --         4,835,140                --
Changes in operating assets and
   liabilities:
Decrease in accounts receivables  .               --                 --                --             2,378
Increase in inventory . . . . . . .         (115,365)           (16,068)         (233,685)          (18,543)
Decrease in other assets  . . . . .              900                 --               900                --
Increase in deposits  . . . . . . .          (14,400)                --           (28,800)               --
Increase (Decrease) in accounts
   payable  . . . . . . . . . . . .           31,791           (116,671)           76,509           (34,156)
Increase (Decrease) in accrued and
   other current liabilities  . . .           11,261            (86,532)           56,850             9,237
                                        ------------     --------------    --------------   ---------------
Net cash used by operating
   activities . . . . . . . . . . .         (397,688)          (717,888)         (787,130)         (950,189)
                                        ------------     --------------    --------------   ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Property acquisitions . . . . . . .               --             (7,906)           (3,461)          (26,340)
Patent costs capitalized  . . . . .           (9,051)             6,556            (9,869)          (28,719)
                                        ------------     --------------    --------------   ---------------
Net cash used by investing
   activities . . . . . . . . . . .           (9,051)            (1,350)          (13,330)          (55,059)
                                        ------------     --------------    --------------   ---------------

[Continued on next page]


                See accompanying notes to financial statements.

                     TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                         [Continued from previous page]


                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                         OCTOBER 31,       OCTOBER 31,     OCTOBER 31,      OCTOBER 31,
                                            1994              1995            1994             1995
                                         ----------        ----------      ----------       ----------
                                         (Unaudited)       (Unaudited)     (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING
ACTIVITIES:

Principal payments on short-
  and long-term borrowings  . . .        $      (3,926)   $         --    $      (7,669)   $         --
Proceeds from sale of common
  stock   . . . . . . . . . . . .              440,000       1,020,802          851,250       1,318,952
                                         -------------    ------------    -------------    ------------
Net cash provided by financing
 activities . . . . . . . . . . .              436,074       1,020,802          843,581       1,318,952
                                         -------------    ------------    -------------    ------------

INCREASE IN CASH  . . . . . . . .               29,335         301,564           43,121         313,704

CASH AT BEGINNING
 OF PERIOD  . . . . . . . . . . .               42,888          47,782           29,102          35,642
                                         -------------    ------------    -------------    ------------

CASH AT END OF PERIOD . . . . . .        $      72,223    $    349,346    $      72,223    $    349,346
                                         =============    ============    =============    ============

SUPPLEMENTAL INFORMATION:

Costs in excess of net assets acquired
 of subsidiary:
    Common stock issued   . . . .        $          --    $         --    $   2,504,053    $         --
    Stock options assumed   . . .                   --              --        2,577,120              --
    Notes receivable acquired   .                   --              --         (231,582)             --
    Minority interest eliminated         $          --    $         --    $     (14,451)   $         --
                                         -------------    ------------    -------------    ------------
                                         $          --    $         --    $   4,835,140    $         --
                                         =============    ============    =============    ============

Interest paid . . . . . . . . . . .      $       1,850    $      1,027    $       4,037    $      2,275
                                         =============    ============    =============    ============
Income taxes paid . . . . . . . . .      $          --    $         --    $       1,600    $        800
                                         =============    ============    =============    ============





                See accompanying notes to financial statements.

                     TECHNICLONE INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1) The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at October 31, 1995, and the results of its operations and its cash flows for the three and six month periods ended October 31, 1995 and 1994. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995, filed with the Securities and Exchange Commission on July 29, 1995.

(2) Going Concern -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has suffered recurring losses, has a working capital deficit and an accumulated deficit at October 31, 1995. Management has restructured certain of its license agreements to provide it with greater control over the development and clinical trials of its antibodies.
         Additional financing is contingent upon achieving certain goals pursuant to terms of an existing licensing agreement. Clinical trial testing of the Company's antibodies is required before submission for FDA approval can be made. If clinical trial test results are poor, then the Company may not be able to raise additional funding which would have a material adverse effect on the Company. There can be no assurance that the FDA will approve the Company's antibodies and if approval is not granted, then it would have a material adverse effect on the Company. Recently, the Company has relied on third party and investor funds to fund its operations and clinical trials and management expects to receive additional funds from these sources in the future. However, there can be no assurances that this funding will continue and the Company may need to seek alternative sources for financing. If the Company does not receive additional funding, it will be forced to scale back operations and may not be able to proceed with the clinical trials of its antibodies which could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve the above. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.