Form 10-Q
period 1996-01-31
TECHNICLONE INTERNATIONAL CORP
filed 1996-03-07
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________
                                   FORM 10-Q
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended JANUARY 31, 1996
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________________ to ________________

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

                       19,486,040 shares of Common Stock
                             as of January 31, 1996

                               Page 1 of 18 pages

                        PART I -- FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS

        The following financial statements required to be provided by this Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report, Form 10-Q:

                                                                                                      Page
                                                                                                      ----
         Balance Sheets at April 30, 1995 and January 31, 1996 (unaudited)  . . . . . . . . . . .    9, 10

         Statements of Operations for the periods from November 1, 1994 to January 31, 1995 and from November 1, 1995 to January 31, 1996;
         from May 1, 1994 to January 31, 1995 and from May 1, 1995 to
         January 31, 1996 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

         Statement of Stockholders' Equity for the period from April 30, 1995
         through January 31, 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .       12

         Statements of Cash Flows for the periods November 1, 1994 to January 31, 1995 and from November 1, 1995 to January 31, 1996; from May 1, 1994 to
         January 31, 1995 and from May 1, 1995 to January 31, 1996 (unaudited)  . . . . . . . . .   13, 14

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

         Financial Data Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18


ITEM 2  --   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's net loss of $890,271 for the quarter ended January 31, 1996 increased $328,437 in comparison to the net loss of $561,834 for the prior year quarter ended January 31, 1995. This increased quarterly loss is primarily attributable to a $121,610 increase in general and administrative expenses and a $252,129 increase in research and development expenses during the quarter ended January 31, 1996 in comparison to the prior year quarter ended January 31, 1995. The Company's net loss of $1,944,394 for the nine months ended January 31, 1996 represents a decrease of $4,186,393 in comparison to the net loss of $6,130,787 for the nine months ended January 31, 1995. This decrease in year-to-date loss is primarily attributable to a decrease in current year total costs and expenses including an aggregate charge to earnings of $4,835,140 which occurred during the nine months ended January 31, 1995 (which represented the excess of the fair market value of the Company stock issued over the net assets acquired of CBI, plus an additional non-recurring charge relating to CBI stock options assumed by the Company) in connection with the merger of Cancer Biologies Incorporated ("CBI") with and into the Company effected on July 26, 1994, and which did not recur during the current year, and a decrease in interest expense of $4,347, partially offset by a $246,511 increase in general and administrative expenses and a $445,608 increase in research and development expenses during the nine months ended January 31, 1996, in comparison to the nine month period ended January 31, 1995.

         Revenues for the quarter ended January 31, 1996 increased $42,717, compared to the same prior year period ended January 31, 1995. This increase resulted from a $42,717, increase in interest income during the quarter ended January 31, 1996 in comparison to the same prior year period ended January 31,

1995. Revenues for the nine months ended January 31, 1996 increased $39,025, compared to the same prior year period ended January 31, 1995. This increase resulted primarily from a $41,658 increase in interest income during the current year. Licensing fees decreased $2,633 during the nine months ended January 31, 1996 in comparison to the same prior year period ended January 31, 1995 due to decreases in current year licensing fees relating to the Company's Histoclone diagnostic antibodies. Management expects revenues from the sales and licensing of antibodies to increase during the remainder of the fiscal year ending April 30, 1996 as the Company ships its LYM-1 antibody for use in the Phase III clinical trials. Also, during the last quarter of the current fiscal year, the Company expects to obtain licensing revenue relating to European marketing rights for the LYM-1 antibody. Interest and other income has increased during the current year as the level of idle cash funds available for investment has increased in comparison to the prior year. Management expects interest and other income to increase during the remainder of the current year due to the increase in cash and short term investments from the closing of the issuance of the Class B Convertible Preferred Stock.

         The Company's total costs and expenses increased $371,154 during the quarter ended January 31, 1996, in comparison to the same prior year period ended January 31, 1995. This increase resulted primarily from a $252,129 increase in research and development expenses and a $121,610 increase in general and administrative expenses in comparison to the prior year quarter ended January 31, 1995. The Company's total costs and expenses decreased $4,147,368 for the nine months ended January 31, 1996 in comparison to the same prior year period ended January 31, 1995. This decrease in total costs and expenses during the current nine month period is primarily attributable to the aggregate charge to earnings of $4,835,140 incurred during the prior year relating to the merger of CBI which did not recur during the current year, partially offset by a $445,608 increase in research and development expenses and a $246,511 increase in general and administrative expenses. Research and development expenses increased $252,129 for the quarter and $445,608 for the nine months ended January 31, 1996 in comparison to the same prior year periods. The increase in research and development expenses resulted from the Company's activities during the current year in preparing for Phase III clinical trials of the LYM-1 antibody.

         General and administrative expenses increased $121,610 for the quarter and $246,511 for the nine months ended January 31, 1996 in comparison to the same periods of the prior year. This increase in current year expenses has resulted primarily from increased administrative, payroll and consultant costs associated with clinical trial preparation and expanded public relations activities. Interest expense decreased $2,585 during the quarter and $4,347 for the nine months ended January 31, 1996 in comparison to the same periods of the prior year due to a lower level of interest bearing debt outstanding during the current year. The Company believes that general and administrative costs will increase during the remainder of the current fiscal year as Phase III clinical trials of the LYM-1 antibody are expanded and as the Company's stock becomes relisted on NASDAQ.

         On December 27, 1995, the Company issued 7,700 shares of newly created Class B Convertible Preferred Stock, at a price of $1,000 per share, and on December 29, 1995 issued an additional 500 shares of Class B Convertible Preferred Stock, at a price of $1,000 per share, for an aggregate issuance consideration of $8,200,000 to sixteen (16) offshore investors pursuant to Regulation S promulgated under the Securities Act of 1933. The Class B Convertible Preferred Stock is non-voting. The Class B Convertible Preferred Stock is convertible, commencing immediately after the Closing into Common Stock of the Company. During the first ninety days after the Closing, each share of the Class B Convertible Preferred Stock may be converted in multiples of $50,000 into that number of shares of Common Stock calculated by dividing $1,000 by 110% of the Fixed Conversion Price which is the lower of (i) $3.06875 (fair market value at the date of issuance) per share of Common Stock or (ii) 85% of the fair market value of the Common Stock on the date of conversion based on the average bid price during the five trading days prior to the date of conversion. Beginning 91 days after the Closing Date the number of shares of Common Stock issued upon conversion of each share of Class B Convertible

Preferred Stock converted is determined by (i) taking ten percent (10%) of One Thousand Dollars ($1,000) pro-rated on the basis of a 365 day year, by the number of days between the last Closing Date and the date of conversion plus
(ii) One Thousand Dollars ($1,000), (iii) divided by the Conversion Price. As of January 31, 1996, the Fixed Conversion Price was set at $3.06875, which was the average closing bid price for the Company's Common Stock for the five (5) trading days ending on December 8, 1995. Additionally, the Class B Convertible Preferred Stock has a liquidation preference over other classes of the Company's stock. This liquidation preference is $1,000 per share of Class B Convertible Preferred Stock plus 10% per annum pro-rated through any liquidation date. As of January 31, 1996, the outstanding Class B Convertible Preferred Stock is convertible into 2,451,136 shares of Common Stock at a conversion price of $3.37563 (110 percent of the Fixed Conversion Price) per share, and the liquidation preference was $8,294,356. Beginning 91 days after the Closing Date, as of March 29, 1996, the currently outstanding Class B Convertible Preferred Stock would be convertible into 2,738,713 shares of Common Stock at a conversion price of $3.06875 per share and the liquidation preference would be $8,415,671 under the terms of the Certificate of Determination of Class B Convertible Preferred Stock.

         The Company received $7,137,544 in net proceeds from the sale of Class B Convertible Preferred Stock after payment of offering commissions and expenses and legal fees. In connection with the placement of the Class B Preferred Stock, the Company paid to Swartz Investments, Inc. commissions of $656,000 and a non-accountable expense allowance of $246,000. In addition, the Company issued to Swartz Investments, Inc. two five year warrants to purchase an aggregate of 267,210 shares of the Company's Common Stock at an exercise price of $3.06875. The Common Stock issuable on exercise of the warrant and on conversion of the Class B Convertible Preferred Stock (if not otherwise freely tradeable) is subject to registration pursuant to a Registration Rights Agreement. Additionally, the Company paid other commissions of $75,000 and legal fees of $85,456 in connection with the preferred stock placement.

         The Company intends to use the proceeds from the offering to support its LYM-1, Oncolym(TM) manufacturing effort for the Phase III LYM-1,Oncolym(TM) clinical trials, to fund additional development of its patented tumor necrosis technologies (TNT) and for working capital. The Company believes that the additional capital resulting from this offering will be sufficient to support the Company's relisting of its Common Stock on the NASDAQ trading system. The Company has applied for relisting on NASDAQ. The application is currently pending review by NASDAQ.

         The Company has begun Phase II/III testing in multi-center clinical trials of the LYM-1 antibody in late stage non-Hodgkins lymphoma patients. The clinical trials are being sponsored by Alpha Therapeutic Corporation, a wholly owned subsidiary of Green Cross of Japan. The clinical trials are being held at participating medical centers including M.D. Anderson, The Cleveland Clinic, Cornell University (N.Y.C.), George Washington University and University of Cincinnati. Following the completion of the clinical trials the Company expects to file an application with the FDA to market LYM-1 in the United States.

         On February 5, 1996,the Company entered into an agreement with Cambridge Antibody Technology, Ltd. ("CAT") to develop and market a new class of products for cancer therapy and diagnosis. The Agreement provides that the Company and CAT will develop a monoclonal antibody based upon CAT's patented technology for producing fully human monoclonal antibodies and the Company's Tumor Necrosis Technologies ("TNT"). The Agreement provides that equity in the joint venture and costs associated with the development of the product would be shared equally between the Company and CAT. The Company would retain exclusive world-wide manufacturing rights. It is anticipated that the joint venture would conduct clinical trials of TNT concurrently in both the United States and Europe.

         On February 29, 1996 the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. ("BTD"), a limited partnership controlled by a member of the Board of Directors of the Company and a major shareholder of the Company, which provides for BTD to acquire LYM-1 antibody technology marketing rights for certain European countries and other geographic areas not covered by its existing license agreement with Alpha Therapeutic Corporation in exchange for the payment of $3,000,000 by BTD to the Company. Under the terms of the Distribution Agreement, the Company retains all manufacturing rights to LYM-1 and will supply LYM-1 to BTD at preset prices. Additionally, the Company has the option under an Option Agreement to repurchase the marketing rights to LYM-1 for a thirty month period. The repurchase price, if repurchase is elected by the Company at its sole discretion, includes a combination of cash, stock options and royalty payments to be made to BTD, the amount of which depends on when the repurchase option is elected by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 1996, the Company had $6,509,663 in cash, short term investments, and receivables and working capital of $5,920,161 compared to $38,020 in cash and receivables and a working capital deficit of $934,121 at April 30, 1995. The Company raised $90,000 from the sale of Common Stock, stock purchase warrants and from the exercise of stock options during the quarter ended January 31, 1996 and raised $1,408,952 from the sale of Common Stock, stock purchase warrants and from stock option exercises during the nine months ended January 31, 1996. The Company raised $7,137,544 in proceeds, net of offering costs and legal fees, from the issuance of the Class B Preferred Stock, which took place on December 27 and December 29, 1995.

         The Company's independent auditors' report on its financial statements for the year ended April 30, 1995 indicates that its recurring losses, accumulated deficit and working capital deficit raise substantial doubt about its ability to continue as a going concern. Since that time, the Company has obtained additional capital from the sale of its equity securities and as of January 31, 1996, the Company believes it has sufficient working capital to fund the Phase III clinical trials and continuing development of its other antibody projects and to sustain operations through December 1997. Additionally, on February 29, 1996, the Company received $3,000,000 from the sale of certain European marketing rights for the LYM-1 antibody.

CAPITAL COMMITMENTS

         During the remainder of the year ending April 30, 1996 the Company expects to acquire significant additional assets including the land and building it currently occupies under lease, as well as additional furniture, fixtures and equipment to expand operations in the building being purchased.

         The Company has entered into a letter of intent to purchase its existing facility. The Company intends to enter into a definitive real property purchase agreement with TR Koll Tustin Tech Corp., whereby the Company will purchase the existing facility for $1,555,620 plus acquisition costs. The Company expects to close this purchase transaction no later than May 22, 1996. The Company is seeking mortgage financing for this transaction and currently expects to complete the purchase by paying a cash down payment of $466,686 (of which $40,000 had been deposited to escrow as of January 31, 1996) and obtaining financing for the $1,088,934 balance of the purchase price. There are no assurances that the Company will be able to find mortgage financing at acceptable terms. If acceptable mortgage financing cannot be obtained, the Company may have to pay cash for the entire property purchase price.

         As of January 31, 1996, the Company had paid $71,000 as a deposit toward the purchase of additional laboratory equipment with a total estimated cost of $142,000. This purchase will be completed in March 1996. Also, as of January 31, 1996, the Company was intending to purchase additional furniture, fixtures and equipment, however, the Company had no material commitments for additional capital expenditures.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         At January 31, 1996 the Company had $6,500,663 in cash and short term investments which approximates 24 months of expenses. Additionally, on February 29, 1996, the Company received $3,000,000 from the transfer of certain marketing rights to LYM-1 in Europe. The Company has continued to experience negative cash flows since January 31, 1996 and expects the negative cash flow to continue for the foreseeable future. The Company expects that the monthly negative cash flow will increase as a result of increased activities with the Phase III clinical trials for LYM-1 and the significantly increased research and development with the Company's other products, including Tumor Necrosis Technologies ("TNT"). As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain the research and development and provide for future clinical trials. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale and licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it or at all, or that sufficient additional capital will be raised to research and develop the Company's additional products. The Company is discussing the possibility of raising additional funds with several investment banking firms, but as of January 31, 1996, the Company had not entered into any firm commitments for additional funds. If the initial results from the Phase II/III clinical trials of LYM-1 are poor, the results may have a material adverse effect upon the Company's ability to raise additional capital, which would affect the Company's ability to continue a full-scale research and development effort for its antibody technologies.

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

         Because of these and other factors affecting the Company's operating results, including the results of the Phase II/III clinical trials of LYM-1, the Company's reliance on strategic relationships, competition and government regulation, investors should carefully consider whether any of the above events might affect future results.

                                    PART II

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Report on Form 8-K.

                 (a)      Exhibits:

                          27      Financial Data Schedule (Filed herewith)

                 (b)      Reports on Form 8-K:

                          (i) Current Report on Form 8-K as filed on January 24, 1996 reporting the issuance and sale of the Series B Convertible Preferred Stock.

                          (ii) Current Report on Form 8-K as filed on February 8, 1996 reporting the agreement with Cambridge Antibody Technology, Ltd.

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


                                        TECHNICLONE INTERNATIONAL CORPORATION


                                        By:      /ss/ Lon H. Stone
                                            ---------------------------------

                                        By:     /ss/ William V. Moding
                                            ---------------------------------

                     TECHNICLONE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS


                                                                    April 30,           January 31,
                                                                      1995                 1996
                                                                   ----------           ----------
                                                                                        (Unaudited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . . . . . .              $    35,642        $   2,590,849
Short term investments  . . . . . . . . . . . . . . .                      - -            3,909,814
Receivables (net of allowance for uncollectible accounts
of $175,000 at January 31, 1996)  . . . . . . . . . .                    2,378                9,000
Inventories . . . . . . . . . . . . . . . . . . . . .                  226,457               61,678
                                                                   -----------        -------------

Total current assets  . . . . . . . . . . . . . . . .                  264,477            6,571,341
                                                                   -----------        -------------

PROPERTY:
Laboratory equipment  . . . . . . . . . . . . . . . .                  985,026            1,006,611
Office furniture and equipment  . . . . . . . . . . .                   30,844               51,306
                                                                   -----------        -------------
Total . . . . . . . . . . . . . . . . . . . . . . . .                1,015,870            1,057,917
Less accumulated depreciation
  and amortization  . . . . . . . . . . . . . . . . .                 (583,328)            (681,684)
                                                                   -----------        -------------

Property--net . . . . . . . . . . . . . . . . . . . .                  432,542              376,233
                                                                   -----------        -------------

OTHER ASSETS
Deposits on property to be acquired . . . . . . . . .                      - -              111,000
Patents--net  . . . . . . . . . . . . . . . . . . . .                  154,081              174,257
Other . . . . . . . . . . . . . . . . . . . . . . . .                    5,557                5,557
                                                                   -----------        -------------
Total other assets  . . . . . . . . . . . . . . . . .                  159,638              290,814
                                                                   -----------        -------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . .              $   856,657        $   7,238,388
                                                                   ===========        =============





                See accompanying notes to financial statements.

                     TECHNICLONE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS

                                                                    April 30,             January 31,
                                                                      1995                    1996
                                                                   ----------              ----------
                                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable  . . . . . . . . . . . . . . . . . .           $    137,878           $     118,627
Accrued legal and accounting fees
  (primarily to related parties)  . . . . . . . . . .                334,741                  59,056
Accrued payroll and related costs . . . . . . . . . .                260,301                  66,223
Accrued license termination fee . . . . . . . . . . .                100,000                 100,000
Accrued royalties . . . . . . . . . . . . . . . . . .                 75,168                  75,168
Accrued interest  . . . . . . . . . . . . . . . . . .                 90,910                     - -
Reserve for contract losses . . . . . . . . . . . . .                132,071                 218,031
Other current liabilities . . . . . . . . . . . . . .                 67,529                  14,075
                                                                ------------           -------------
Total current liabilities . . . . . . . . . . . . . .              1,198,598                 651,180
                                                                ------------           -------------

LONG TERM DEBT TO RELATED PARTY . . . . . . . . . . .                258,500                     - -
                                                                ------------           -------------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock--$1.00 par value (authorized,
   100,000 shares:
   (i) Class A Convertible Preferred Stock,
       outstanding, 4,225 shares at April 30, 1995
       and no shares outstanding at
       January 31, 1996 (liquidation
       preference of $253,500 at April 30, 1995)   . .                 4,225                     - -
  (ii) Class B Convertible Preferred Stock,
       no shares outstanding at April 30, 1995
       and 8,200 shares outstanding at
       January 31, 1996 (liquidation preference
       of $8,294,356 at January 31, 1996) . . . . . .                    - -                   8,200

Common Stock--no par value (authorized,
  30,000,000 shares; outstanding, 16,768,909
  shares at April 30, 1995 and 19,486,040
  shares at January 31, 1996) . . . . . . . . . . . .             17,730,648              19,811,960
Paid-in capital   . . . . . . . . . . . . . . . . . .                227,246               7,274,002
Accumulated deficit . . . . . . . . . . . . . . . . .            (18,085,978)            (20,030,372)
                                                                 -----------           -------------
Total . . . . . . . . . . . . . . . . . . . . . . . .               (123,859)              7,063,790
Less notes receivable from sale of common stock . . .               (476,582)               (476,582)
                                                                ------------           -------------
Net stockholders' equity (deficit)  . . . . . . . . .               (600,441)              6,587,208
                                                                ------------           -------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . .           $    856,657           $   7,238,388
                                                                ============           =============

                See accompanying notes to financial statements.

                     TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS



                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                        JANUARY  31,       JANUARY  31,      JANUARY 31,       JANUARY 31,
                                            1995               1996             1995              1996
                                       --------------     --------------    ------------     --------------
                                         (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
REVENUES:

Licensing fees  . . . . . . . . . .     $        - -     $          - -    $        2,633   $           - -
Interest and other income . . . . .     $         34             42,751             1,114            42,772
                                         -----------     --------------    --------------   ---------------
Total revenues  . . . . . . . . . .               34             42,751             3,747            42,772
                                        ------------     --------------    --------------   ---------------

COSTS AND EXPENSES:
Research and development  . . . . .          386,834            638,963           794,183         1,239,791
General and administrative:
    Unrelated entities  . . . . . .          130,082            199,529           375,019           574,018
    Affiliates  . . . . . . . . . .           38,124             90,287           108,987           156,499
Interest  . . . . . . . . . . . . .            6,828              4,243            21,205            16,858
Cost in excess of net assets
    acquired of subsidiary  . . . .              - -                - -         4,835,140               - -
                                        ------------     --------------    --------------   ---------------
Total costs and expenses  . . . . .          561,868            933,022         6,134,534         1,987,166
                                        ------------     --------------    --------------   ---------------

NET LOSS  . . . . . . . . . . . . .     $   (561,834)    $     (890,271)   $   (6,130,787)  $    (1,944,394)
                                        ============     ==============    ==============   ===============

WEIGHTED AVERAGE SHARES
 OUTSTANDING  . . . . . . . . . . .       16,263,890         18,920,450        15,869,745        17,974,426
                                        ============         ==========    ==============        ==========

LOSS PER COMMON SHARE . . . . . . .     $      (.035)    $        (.047)   $        (.386)  $         (.108)
                                        ============     ==============    ==============   ===============




                 See accompanying notes to financial statements

                     TECHNICLONE INTERNATIONAL CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                         NOTES
                                                                                                       RECEIVABLE
                          PREFERRED STOCK          COMMON STOCK                                          FROM
                          ---------------    ------------------------    PAID-IN        ACCUMULATED     SALE OF
                          SHARES  AMOUNT      SHARES        AMOUNT       CAPITAL          DEFICIT        STOCK         TOTAL
                          ------  -------    ----------   -----------  ------------    -------------   ----------   -----------
BALANCE AT
----------
APRIL 30, 1995            4,225    $4,225    16,768,909   $17,730,648  $    227,246    $(18,085,978)   $(476,582)   $ (600,441)
--------------

Common stock issued
for cash (unaudited)                          1,957,831     1,423,352                                                1,423,352

Common stock issued
in exchange for
services  (unaudited)                            57,100        57,100                                                   57,100

Common stock issued
upon conversion of note
payable and forgiveness of
accrued interest to
related party (unaudited)                       235,000       258,500       104,697                                    363,197

Proceeds from sale and
issuance of stock purchase
warrants  (unaudited)                                                        36,250                                     36,250

Common stock issued
upon exercise of stock
options (unaudited)                             129,200       114,600                                                  114,600

Common stock issued
for conversion of
Class A Preferred Stock
(unaudited) .             (4,225)  (4,225)      338,000       227,760      (223,535)                                      --


Preferred Stock
(Class B ) issued for
cash (unaudited)           8,200    8,200                                 7,129,344                                  7,137,544

(net of offering costs and
expenses of $1,062,456)

Net loss
(unaudited) .                                                                           (1,944,394)                 (1,944,394)


BALANCE AT
----------
January 31,1996
---------------           -----   -------    ----------   -----------  ------------   ------------   ----------     -----------
(unaudited) .             8,200   $ 8,200    19,486,040   $19,811,960  $  7,274,002   $(20,030,372)  $ (476,582)    $ 6,587,208
                          =====   =======    ==========   ===========  ============   ============   ==========     ===========





                See accompanying notes to financial statements.

                     TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS


                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                        JANUARY  31,       JANUARY  31,      JANUARY 31,       JANUARY 31,
                                            1995               1996             1995              1996
                                       --------------     --------------    ------------     --------------
                                         (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . .     $   (561,834)    $     (890,271)   $   (6,130,787)  $    (1,944,394)
Adjustments to reconcile net
    loss to net cash used
    in operating activities:
       Depreciation and amortization          37,716             40,320            112,625          128,238
        Common stock and warrants
       issued for services    . . .              - -             31,250               - -            88,350
Cost in excess of net assets
    acquired of subsidiary  . . . .              - -                - -         4,835,140               - -
Changes in operating assets and
       liabilities:
(Increase) in accounts
       receivable . . . . . . . . .             - -              (9,000)              - -            (6,622)

Decrease (increase) in inventory  .          (12,971)           183,322          (246,656)          164,779

Decrease in other assets  . . . . .              - -                - -               900               - -

Increase (decrease) in accounts
     payable  . . . . . . . . . . .          (25,868)            14,905            50,641           (19,251)

Increase (decrease) in accrued and
     other current liabilities  . .          155,554           (298,707)          212,404          (289,470)
                                        ------------     --------------    --------------   ---------------
Net cash used in operating
   activities . . . . . . . . . . .         (407,403)          (928,181)       (1,165,733)       (1,878,370)
                                        ------------     --------------    --------------   ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Short term investments  . . . . . .               --         (3,909,814)               --        (3,909,814)
Deposits  . . . . . . . . . . . . .           42,400           (111,000)           13,600          (111,000)
Property acquisitions . . . . . . .             (675)           (23,207)           (4,136)          (49,547)

Patent costs capitalized  . . . . .           (5,962)           (13,839)          (15,831)          (42,558)
                                        ------------     --------------    --------------   ---------------
Net cash used in investing
   activities . . . . . . . . . . .           35,763         (4,057,860)           (6,367)       (4,112,919)
                                        ------------     --------------    --------------   ---------------

[Continued on next page]



                See accompanying notes to financial statements.

                     TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                         [Continued from previous page]

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                          JANUARY 31,     JANUARY 31,      JANUARY 31,     JANUARY 31,
                                             1995             1996            1995            1996
                                         -------------    ------------    --------------   ------------
                                          (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
CASH FLOWS FROM  FINANCING ACTIVITIES:

Principal payments on short-
  and long-term borrowings  . . .        $      (4,117)   $        - -    $     (11,786)   $        - -
Proceeds from sale of common
  stock and warrants  . . . . . .              350,875          90,000        1,202,125       1,408,952
Proceeds from sale of preferred stock              - -       7,137,544              - -       7,137,544
                                         -------------    ------------    -------------    ------------
Net cash provided by financing
 activities . . . . . . . . . . .              346,758       7,227,544        1,190,339       8,546,496
                                         -------------    ------------    -------------    ------------

INCREASE IN CASH  . . . . . . . .              (24,882)      2,241,503           18,239       2,555,207

CASH AT BEGINNING
OF PERIOD . . . . . . . . . . . .               72,223         349,346           29,102          35,642
                                         -------------    ------------    -------------    ------------

CASH AT END OF PERIOD . . . . . .        $      47,341    $  2,590,849    $      47,341    $  2,590,849
                                         =============    ============    =============    ============

SUPPLEMENTAL INFORMATION:

Costs in excess of net assets acquired
 of subsidiary:
    Common stock issued   . . . .        $       -- --    $      -- --    $   2,504,053    $      -- --
    Stock options assumed   . . .                -- --           -- --        2,577,120           -- --
    Notes receivable acquired   .                -- --           -- --         (231,582)          -- --
    Minority interest eliminated         $       -- --           -- --    $     (14,451)          -- --
                                         -------------    ------------    -------------    ------------
                                         $       -- --    $      -- --    $   4,835,140    $      -- --
                                         =============    ============    =============    ============

Interest paid . . . . . . . . . . .      $       1,659    $      4,243     $     5,696     $      6,518
                                         =============    ============     ===========     ============
Income taxes paid . . . . . . . . .      $       -- --    $      -- --     $     1,600     $        800
                                         =============    ============     ===========     ============

Non-cash financing activities:
    Common stock issued upon
    conversion of accrued expenses
    and other current liabilities        $          --    $    134,000     $        --     $    134,000
                                         =============    ============     ===========     ============

    Common stock issued upon
    conversion of note payable
    and forgiveness of
    accrued interest  . . . . . . .      $          --    $    363,197     $        --     $    363,197
                                         =============    ============     ===========     ============

                See accompanying notes to financial statements.

                     TECHNICLONE INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1) The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at January 31, 1996, and the results of its operations and its cash flows for the three and nine month periods ended January 31, 1996 and 1995. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995, filed with the Securities and Exchange Commission on July 29, 1995.

(2) Going Concern -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has suffered recurring losses as of January 31, 1996. Management has restructured certain of its license agreements to provide it with greater control over the development and clinical trials of its antibodies. Additional financing is contingent upon achieving certain goals pursuant to terms of an existing licensing agreement. Clinical trial testing of the Company's antibodies is required before submission for FDA approval can be made. If clinical trial test results are poor, then the Company may not be able to raise additional funding which would have a material adverse effect on the Company. There can be no assurance that the FDA will approve the Company's antibodies and if approval is not granted, then it would have a material adverse effect on the Company. Recently, the Company has relied on third party and investor funds to fund its operations and clinical trials and management expects to receive additional funds from these sources in the future. The Company raised $7,137,544 in proceeds, net of offering costs and legal fees, from the issuance of the Class B Preferred Stock, which took place on December 27 and December 29, 1995. However, there can be no assurances that this funding will continue and the Company may need to seek alternative sources for financing. If the Company does not receive additional funding, it will be forced to scale back operations and may not be able to proceed with the clinical trials of its antibodies which could have a materialadverse effect on the Company. The Company'scontinuation as a going concern is dependent onits ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve the above. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

(4) The Company considers all highly-liquid, short-term investments with an initial maturity of three months or less to be cash equivalents. Included in short term investments at January 31, 1996 was an investment in six-month U.S. Treasury Bills which mature on July 11, 1996. The fair market value of cash equivalents and short-term investments approximates the cost of such investments.

                     TECHNICLONE INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                         [Continued from previous page]


(5) As of January 31, 1996 the Company had advanced $175,000, under the terms of a mortgage loan secured by a second lien on land and building, to Mills Biopharmaceuticals, Inc. ("MBI") for the completion and Nuclear Regulatory Commission ("NRC") licensing of MBI's antibody labelling facility in Oklahoma. At this facility, MBI will perform the radio-isotope labelling of LYM-1 for the Phase II/III clinical trials. The Company will pay MBI for the labelling services through a combination of cash and credits against the advanced funds for each patient treatment dose labelled by MBI. As of January 31, 1996, the Company had recorded the note receivable and fully provided a reserve for uncollectibility, due to the uncertainty of eventual collection of the note which is dependent on successful completion of the Phase II/III clinical trials of LYM-1.

(6) During the quarter ended January 31, 1996, the Company wrote off approximately $215,000 in LYM-1 antibody inventory that had been produced in 1994 and early 1995 and which will not likely be used in the Phase II/III clinical trials before expiration of an eighteen month product dating period since the original manufacture date. The Company began to remanufacture additional LYM-1 antibody in December 1995 to supply the Phase II/III clinical trial sites.

(7) On December 27, 1995, the Company issued 7,700 shares of newly created Class B Convertible Preferred Stock, at a price of $1,000 per share, and on December 29, 1995 issued an additional 500 shares of Class B Convertible Preferred Stock, at a price of $1,000 per share, for an aggregate issuance consideration of $8,200,000 to sixteen (16) offshore investors pursuant to Regulation S promulgated under the Securities Act of 1933. The Class B Convertible Preferred Stock is non-voting. The Class B Convertible Preferred Stock is convertible, commencing immediately after the Closing into Common Stock of the Company. During the first ninety days after the Closing, each share of the Class B Convertible Preferred Stock may be converted in multiples of $50,000 into that number of shares of Common Stock calculated by dividing $1,000 by 110% of the Fixed Conversion Price which is the lower of (i) $3.06875 (fair market value at the date of issuance) per share of Common Stock or (ii) 85% of the fair market value of the Common Stock on the date of conversion based on the average bid price during the five trading days prior to the date of conversion. Beginning 91 days after the Closing Date the number of shares of Common Stock issued upon conversion of each share of Class B Convertible Preferred Stock converted is determined by (i) taking ten percent (10%) of One Thousand Dollars ($1,000) pro-rated on the basis of a 365 day year, by the number of days between the last Closing Date and the date of conversion plus (ii) One Thousand Dollars ($1,000),
         (iii) divided by the Conversion Price. As of January 31, 1996, the Fixed Conversion Price was set at $3.06875, which was the average closing bid price for the Company's Common Stock for the five (5) trading days ending on December 8, 1995. Additionally, the Class B Convertible Preferred Stock has a liquidation preference over other classes of the Company's stock. This liquidation preference is $1,000 per share of Class B Convertible Preferred Stock plus 10% per annum pro-rated through any liquidation date. As of January 31, 1996, the outstanding Class B Convertible Preferred Stock is convertible into 2,451,136 shares of Common Stock at a conversion price of $3.37563 (110 percent of the Fixed Conversion Price) per share, and the liquidation preference was $8,294,356. Beginning 91 days after the Closing Date, as of March 29, 1996, the currently outstanding Class B Convertible Preferred Stock would be convertible into 2,738,713 shares of Common Stock at a conversion price of $3.06875 per share and the liquidation preference would

                     TECHNICLONE INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                         [Continued from previous page]


         be $8,415,671 under the terms of the Certificate of Determination of Class B Convertible Preferred Stock.

         The Company received $7,137,544 in net proceeds from the sale of Class B Convertible Preferred Stock after payment of offering commissions and expenses and legal fees. In connection with the placement of the Class B Preferred Stock, the Company paid to Swartz Investments, Inc. commissions of $656,000 and a non-accountable expense allowance of $246,000. In addition, the Company issued to Swartz Investments, Inc. two five year warrants to purchase an aggregate of 267,210 shares of the Company's Common Stock at an exercise price of $3.06875. The Common Stock issuable on exercise of the warrant and on conversion of the Class B Convertible Preferred Stock (if not otherwise freely tradeable) is subject to registration pursuant to a Registration Rights Agreement. Additionally, the Company paid other commissions of $75,000 and legal fees to a related party of $85,456 in connection with the preferred stock placement.

(8) On January 2, 1996, the Company issued 235,000 shares of Common Stock in conversion of an outstanding note payable and forgiveness of accrued interest to a related party. The $258,500 principal balance of the note was converted into the Common Stock at the election of the related party note holder pursuant to the terms of the convertible note dated December 31, 1991. Also, in conjunction with the conversion, accrued interest in the amount of $104,697 was forgiven by the related party note holder. Had conversion of the note occurred on May 1, 1995, the beginning of the current fiscal year, the current year statement of operations, including per share amounts, would not have been materially different.

(9) During the nine month period ended January 31, 1996, under its 1993 Stock Option Plan, the Company granted stock options (at the fair market value at the date of grant) to purchase 446,550 shares of Common Stock at $1.00 per share, 20,000 shares at $2.50 per share, and 1,240,000 shares at $5.00 per share. Of these 1,706,550 options, options to purchase 523,850 shares were vested at January 31, 1996, and the remaining options vest for 128,850 shares in 1996; 123,850 shares in 1997; 410,000 shares in 1998; 360,000 shares in 2000; and
         160,000 shares in 2001.

         Also, during the nine month period ended January 31, 1996, the Company issued warrants to purchase 417,310 shares of Common Stock at prices ranging between $3.00 and $5.00 per share to consultants and to an investment banking firm. No value was assigned to the warrants as the exercise price approximated the fair market value at the date of grant.