Form 10-K
period 1996-04-30
TECHNICLONE INTERNATIONAL CORP
filed 1996-07-26
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended April 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from

                     to
         ------------  -------------

                         Commission file number 0-17085

                      TECHNICLONE INTERNATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

          California                                          95-3698422
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

       14282 Franklin Avenue, Tustin, California              92780-7017
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:             (714) 838-0500

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:       Common Stock
                                                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $64,449,225 as of July 1, 1996, based upon average bid and asked prices of such stock.

                            [Cover page 1 of 2 pages]
                               Page 1 of 52 Pages

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicated by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES     . NO     .

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                        20,869,675 shares of Common Stock
                               as of July 1, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 1996 Annual Meeting which will be filed with The Commission on or before August 15, 1996.

         This Annual Report on Form 10-K includes certain forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Additional Factors that May Affect Future Results" under
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            [Cover page 2 of 2 pages]

                                     PART I

ITEM 1.  BUSINESS

         The following discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Techniclone International Corporation ("Techniclone") was incorporated on June 3, 1981, under the laws of the State of California. Effective as of December 31, 1981, the Company acquired all of the assets, technology and proprietary rights of Techniclone International Ltd., a research and development partnership which commenced business in July 1981. In 1983, the Company completed an initial public offering of its securities. The "Company" refers to Techniclone International Corporation, its predecessor partnership and its former subsidiary, Cancer Biologics Incorporated ("CBI"), which was merged into the Company on July 26, 1994.

         The Company is engaged in research and development of new technologies utilized in the production of monoclonal antibodies and the production of specific monoclonal antibodies with prospective research, diagnostic and therapeutic applications. To date, the Company has been primarily engaged in the research, development and production of mouse and human hybridoma cell lines and in the manufacture and initial marketing of monoclonal antibodies derived from these cell lines for in vitro diagnostic purposes. Products that appear to have commercial viability include (i) two anti-lymphoma antibodies, LYM-1 and LYM-2;
(ii) a series of monoclonal antibodies for diagnostic applications; and (iii) three advanced monoclonal antibody technologies, TNT, Vasopermeation Enhancement, and Modified Antibody Technology.

         In 1985, Techniclone entered into a research and development agreement with Northwestern University and its researchers to develop antibodies known as LYM-1 and LYM-2 (LYM-1 and LYM-2 are collectively referred to herein as the "LYM Antibodies"). Techniclone holds an exclusive world-wide license to manufacture and market products using the LYM Antibodies. In clinical studies conducted at the University of California at Davis, over fifty patients with B-cell lymphoma have been treated with LYM-1 linked to Iodine-131. A significant number of these patients had significant clinical responses including patients showing complete and durable responses. None of the patients experienced the acute toxicities that normally accompany treatment with these radioisotopes.

         The Company has begun Phase II/III testing in multi-center clinical trials of the LYM-1 Antibody in late stage non-Hodgkins lymphoma patients. The clinical trials are being sponsored by Alpha Therapeutic Corporation, a wholly-owned subsidiary of Green Cross of Japan. The clinical trials are currently being held at participating medical centers including M.D. Anderson, The Cleveland Clinic, Cornell University (N.Y.C.), George Washington University and the University of Cincinnati. After the first twelve patients have been treated, the trials are expected to be expanded to a total of twenty medical centers. Following the completion of the clinical trials, the Company expects to file an application with the FDA to market LYM-1 in the United States.

         In connection with the production and sale of the LYM Antibodies, the Company is obligated to make certain milestone and royalty payments.

         The Company entered into an agreement dated as of August 7, 1992 with David Legere and Legere Enterprises, Ltd., a Florida limited partnership controlled by the Purchaser ("Legere"), pursuant to which Legere purchased an aggregate of 2,000,000 shares of the Common Stock of the Company for $1.20 per share, at an aggregate purchase price of $2,400,000. In February 1994, the Company entered into a Subscription Agreement with Legere pursuant to which Legere purchased an additional 1,000,000 shares of the Company's common stock for an aggregate purchase price of $1,500,000. As of July 1, 1996, the Partnership and affiliates of the Partnership beneficially owned 3,490,916 shares of Common Stock representing approximately 16.72 percent of the issued and outstanding shares of the Company.

         On October 28, 1992, the Company entered into a License Agreement with Alpha Therapeutic Corporation ("Alpha") pursuant to which the Company granted Alpha a license for the development and commercialization of the LYM Antibodies in the United States and certain other countries. Unless the Agreement is terminated, Alpha is required to make future payments to the Company as follows:
(i) $100,000 upon the first European regulatory submission or six months from the commencement date of U.S. Phase III clinical trials, whichever comes first,
(ii) $200,000 upon the approval of the first European regulatory submission,
(iii) $500,000 upon the submission of a PLA to FDA, and (iv) after the completion of the Phase III LYM-1 clinical trial $100,000 per year as a research and development grant. The agreement also provides that Alpha will conduct all remaining development work necessary for FDA/PLA submission and pay all costs of development and patient costs including physician fees, hospital fees, material costs and follow-up costs. Under the Agreement, the Company is responsible for manufacturing the LYM-1 Antibody for clinical and commercial use.

         During the year ended April 30, 1996, Alpha and the Company have spent considerable time, effort and money to prepare an application to approve the Phase III clinical trials for LYM-1. Alpha and the Company completed the application and submitted it to the FDA in February 1994. The FDA acted upon the application in October 1994 and approved a Phase II/Phase III trial. With the Phase II/Phase III trial, the Company agreed to perform additional work on the first twelve (12) patients to complete some additional Phase II requirements. The Company has begun Phase II/III testing in multi-center clinical trials of the LYM-1 antibody in late stage non-Hodgkins lymphoma patients. The clinical trials are sponsored by Alpha and are being held at participating medical centers including M.D. Anderson, The Cleveland Clinic, Cornell University (N.Y.C.), George Washington University and the University of Cincinnati.

         On December 27, 1995, the Company issued 7,700 shares of newly created Class B Convertible Preferred Stock, at a price of $1,000 per share, and on December 29, 1995 issued an additional 500 shares of Class B Convertible Preferred Stock, at a price of $1,000 per share, for an aggregate issuance consideration of $8,200,000 to sixteen (16) offshore investors pursuant to Regulation S promulgated under the Securities Act of 1933. The Class B Convertible Preferred Stock is non-voting. The Class B Convertible Preferred Stock is convertible, commencing immediately after the Closing into Common Stock of the Company. During the first ninety days after the Closing, each share of the Class B Convertible Preferred Stock was convertible in multiples of $50,000 into that number of shares of Common Stock calculated by dividing $1,000 by 110% of the Fixed Conversion Price which is the lower of (i) $3.06875 (fair market value at the date of issuance) per share of Common Stock or (ii) 85% of the fair market value of the Common Stock on the date of conversion based on the average bid price during the five trading days prior to the date of conversion. Beginning 91 days after the Closing Date the number of shares of Common Stock issued upon conversion of each share of Class B Convertible Preferred Stock converted is determined by (i) taking ten percent (10%) of One Thousand Dollars ($1,000) pro-rated on the basis of a 365 day year, by the number of days between the last Closing Date and the date of conversion plus (ii) One Thousand Dollars ($1,000), (iii) divided by the Conversion Price. As of April 30, 1996, the Fixed Conversion Price was set at $3.06875, which was the average closing bid price for the Company's Common Stock for the five (5) trading days ending on December 8, 1995. Additionally, the Class B Convertible Preferred Stock has a liquidation preference over other classes of the Company's stock. This liquidation preference is $1,000 per share of Class B Convertible Preferred Stock plus 10% per annum pro-rated through any liquidation date. As of April 30, 1996, 1,400 shares of Class B Convertible Preferred Stock had been converted at the election of the holder to Common Stock. In connection with these conversions the Company issued 469,144 shares of Common Stock. As of April 30, 1996, 6,800 shares of Class B Convertible Preferred Stock remain outstanding which as of April 30, 1996 are convertible into 2,289,951 shares of Common Stock at a conversion price of $3.06875 per share, with a liquidation preference of $7,027,288.

         The Company received $7,137,544 in net proceeds from the sale of Class B Convertible Preferred Stock after payment of offering commissions and expenses and legal fees. In connection with the placement of the Class B Preferred Stock, the Company paid Swartz Investments, Inc. commissions of $656,000 and a non-accountable expense allowance of $246,000. In addition, the Company issued Swartz Investments, Inc. two five year warrants to purchase an aggregate of 267,210 shares of the Company's Common Stock at an exercise price of $3.06875. The Common Stock issuable on exercise of the warrant and on conversion of the Class B Convertible Preferred Stock (if not otherwise freely tradeable) is subject to registration pursuant to a Registration Rights Agreement. Additionally, the Company paid other commissions of $75,000 and legal fees of approximately $85,000 in connection with the preferred stock placement.

         The Company intends to use the proceeds from the offering to support its LYM-1, Oncolym(TM) manufacturing effort for the Phase III LYM-1, Oncolym(TM) clinical trials, to fund additional development of its patented Tumor Necrosis Therapy (TNT) and for working capital.

         After the Closing of the Class B Convertible Preferred Stock the Company applied for and was granted relisting of its Common Stock on the NASDAQ trading system effective on April 1, 1996 with the trading symbol TCLN.

         On February 5, 1996,the Company entered into an agreement with Cambridge Antibody Technology, Ltd. ("CAT") to develop and market a new class of products for cancer therapy and diagnosis. The Agreement provides that the Company and CAT will develop a monoclonal antibody based upon CAT's patented technology for producing fully human monoclonal antibodies and the Company's Tumor Necrosis Therapy ("TNT"). The Agreement provides that equity in the joint venture and costs associated with the development of the product would be shared equally between the Company and CAT. The Company retained exclusive world-wide manufacturing rights for TNT. It is anticipated that the joint venture will conduct clinical trials of TNT concurrently in both the United States and Europe.

         On February 29, 1996 the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. ("BTD"), a limited partnership controlled by Edward Legere, a member of the Board of Directors of the Company and a major shareholder of the Company, which provides for BTD to acquire LYM-1 antibody technology marketing rights for certain European countries and other geographic areas not covered by its existing license agreement with Alpha Therapeutic Corporation in exchange for the payment of $3,000,000 by BTD to the Company. Under the terms of the Distribution Agreement, the Company retains all manufacturing rights to LYM-1 and will supply LYM-1 to BTD at preset prices. Additionally, the Company has the option under an Option Agreement to repurchase the marketing rights to LYM-1 for a thirty month period. The repurchase price, if repurchase is elected by the Company at its sole discretion, includes a combination of cash, stock options and royalty payments to be made to BTD, the amount of which depends on when the repurchase option is elected by the Company.

         Techniclone organized CBI in 1983 to engage in the research and development of monoclonal antibodies that recognize antigens associated with specific forms of human cancer. CBI applied for, and was granted, some patents on TNT. Laboratory testing on animals indicates that TNT may have potential application for in vivo diagnosis and therapeutic treatment of a wider spectrum of cancers than other currently reported antibodies.

         On January 18, 1994 the Company and CBI entered into an Agreement and Plan of Merger (the "Agreement and Plan of Merger") which contemplated the merger of CBI with and into the Company (the "Merger"). On June 10, 1994, a meeting of the shareholders of the Company was held. At this meeting the shareholders adopted the proposal to approve the Merger pursuant to the Agreement and Plan of Merger. The Merger between CBI and the Company was completed on July 26, 1994. The assets of CBI acquired by the Company consisted primarily of research and development of the TNT antibody technology, which has not been approved by the FDA. As a result of the Merger, the Company incurred an immediate charge to earnings of $4,849,591 which represented the excess of the fair market value of the Company stock issued over the net assets acquired of CBI, plus an additional non-recurring charge relating to CBI stock options assumed by the Company.

         The Company's offices and laboratories are located at 14282 Franklin Avenue, Tustin, California 92780-7017, and its telephone number is (714) 838-0500.

MONOCLONAL ANTIBODY TECHNOLOGY

         ANTIBODIES. Antibodies are protein molecules produced by certain white blood cells, known as lymphocytes, in the blood, spleen and lymph nodes, which are part of the immune system in humans and certain animals, in response to the presence of foreign substances (antigens) in the body. Each antibody recognizes and binds to one or a very few specific sites on a specific antigen. This quality, known as specificity, is the basis for using antibodies to diagnose diseases or deliver drugs to disease sites, and to detect subtle differences between malignant and normal cells. Once a lymphocyte comes in contact with an invading antigen, it begins to generate identical offspring cells (clones) producing identical antibodies that bind to the antigen. Each of these antibodies recognizes and binds in exactly the same way to the antigen. This binding process sets in motion a complex series of events which normally permits the body to eliminate the antigen.

         In a healthy person or animal, hundreds of millions of antibodies are produced as a defense mechanism when the body is invaded by antigens. Different lymphocytes will, however, recognize an invading antigen in slightly different ways. As a result, the clones produced by each lymphocyte will produce antibodies which bind to different sites on the antigen. Each antibody carries a genetically determined sequence of seven to eleven amino acids; this chemical sequence creates a unique site for recognizing and attaching to a corresponding antigen. Changing any amino acid in the chemical sequence could produce a different antibody which would recognize and bond with different antigens.

         THERAPEUTIC APPLICATIONS. Cancer therapy utilizing monoclonal antibodies, whether used alone or conjugated with other substances that attack cancerous cells, directly attack the cancerous cells, leaving healthy cells unharmed. Consequently, cancer therapies based upon monoclonal antibodies have the potential for more effective treatments without the harmful side effects associated with most cancer therapies. Research in this area has indicated that certain monoclonal antibodies are effective in the treatment of certain types of cancers, including lymphoma. The Company's LYM Antibodies, may be an effective treatment for lymphoma, a form of cancer of the lymph nodes and blood lymphocytes.

         Research has also indicated that many monoclonal antibodies have greater potential for fighting cancers and other diseases in the body when conjugated with drugs, biologics, toxins or isotopes. Because of the great specificity of monoclonal antibodies, they can deliver the conjugated drug, biological, toxin or isotope directly to the selected target cells without clinically significant toxicity to other cells in the body. The conjugated monoclonal antibody binds to its target cell, which internalized the conjugated drug, biological, toxin or isotope, causing cell death.

         TECHNICLONE'S MONOCLONAL ANTIBODY PRODUCTION. Monoclonal antibodies are produced by the Company using a technology first developed in England in 1975, by isolating an antibody-producing hybridoma in a tissue culture medium where it will produce identical hybridoma cells, called clones. Each hybridoma grown in this manner will secrete the same type of antibody, which can then be harvested. Because the antibodies grown in this manner are all derived from the same parent lymphocyte, they are called monoclonal antibodies. The Company's business strategy has been directed toward development of monoclonal antibodies from mouse and human hybridomas, which offer the opportunity for producing large quantities of an antibody that recognizes and bonds to a specific antigen. Hybridomas are created through the fusion of an antibody-secreting lymphocyte cell with a cancerous (myeloma) cell. These hybrid cells exhibit the vigorous growth and multiplication characteristics of the myeloma cell and the antibody-secreting characteristic of the lymphocyte cell and are easily grown in culture media. (See also Manufacturing.)

         CHIMERIC ANTIBODIES. Chimeric antibodies are produced by genetic engineering. A chimeric antibody consists mostly of human protein, with a small amount of murine protein carrying the specificity site. Like fully human antibodies, chimerics are regarded as less foreign than whole murine antibodies and are suited to multiple treatments in-vivo. Techniclone has prepared chimerics of LYM-1, LYM-2 and TNT at its research laboratories. Preliminary clinical studies are encouraging and formal trials of chimeric LYM-2 and TNT are planned to begin in November 1996. The chimeric TNT study will be carried out jointly by Cambridge Antibody Technology, Ltd. in England and by Techniclone in the United States.

LYM-1, ONCOLYM(TM).

         Techniclone's first proprietary monoclonal antibody cancer therapy product LYM-1, Oncolym(TM) is now in a Phase III multi-center clinical trial being conducted by development partner Alpha Therapeutic Corporation, a U.S. subsidiary of Green Cross Corporation of Osaka, Japan. LYM-1, Oncolym(TM) is designed as a therapy against non-Hodgkins lymphoma cancers. Techniclone's LYM-1, Oncolym(TM) antibody is linked to a radioactive isotope, and the combined molecule is injected into the blood stream of the cancer patient. The LYM-1, Oncolym(TM) antibody then recognizes and bonds to the tumor to deliver the isotope to the tumor site, with minimal adverse effect on surrounding healthy tissue.

         In Phase II trails of non-Hodgkin's lymphoma patients treated with LYM-1, Oncolym(TM) at varying dose levels, fifty-six percent (56%) of the trial participants had complete or partial (greater than 50% tumor shrinkage) remissions of their tumors. It should be noted that these Phase II clinical trial results were achieved with terminal patients whose disease was progressing despite conventional chemotherapy and who were diagnosed as having two to six months life expectancy.

         The Phase III clinical trial of the LYM-1, Oncolym(TM) antibody is being conducted using patients with characteristics similar to those in the Phase II trials. The Phase III clinical trial is being conducted at several clinical sites with the expectation that the study will ultimately be expanded to include a total of twenty sites with an enrollment of up to 130 patients. The initial clinical sites include New York HospitalCornell University Medical Center, MD Anderson Cancer Center, University of Cincinnati Medical Center, Cleveland Clinical Foundation, and The George Washington University Medical Center.

         The foregoing contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ADVANCED MONOCLONAL ANTIBODY.

         In addition to the LYM-1, Oncolym(TM) product, Techniclone has developed three advanced monoclonal antibody technologies for cancer therapy and diagnosis. Working in combination, these technologies are designed to increase the uptake or dosing of a drug at the tumor site. These three technologies are known as Tumor Necrosis Therapy ("TNT"), Vasopermeation Enhancement ("VE") and Modified Antibody Technology ("MAT").

         TUMOR NECROSIS THERAPY. TNT is an antibody which attaches to dead cells found in tumors. The TNT antibody targets necrotic tissue at the interior of solid tumors, thereby permitting tumors to be destroyed from the inside out. The TNT delivery system could be the basis for a class of new products effective across the entire spectrum of solid tumor types, including lung, colon, breast, prostate and pancreatic cancers. TNT appears to be a monoclonal antibody delivery system that is universally effective against the entire spectrum of solid tumor types.

         TNT is different from the Company's other monoclonal antibody based technologies in its ability to penetrate to the core of solid tumors and overcome the obstacles of conventional monoclonal antibody therapy. TNT has been shown in initial tests to deliver therapeutic agents, like chemical drugs or radioactive isotopes, to the interior of a solid tumor, thereby permitting the tumor to be destroyed from the inside-out.

         The foregoing contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         VASOPERMEATION ENHANCEMENT. Vasopermeation Enhancement is a technology which uses vasoactive agents linked to monoclonal antibodies, which when bound to tumors, increase the vasoactive permeability of the tumor site. Vasopermeation Enhancement is based on the concept that when tumor tissues are uniquely targeted by monoclonal antibodies linked with vasoactive agents (molecules that cause tissues to dilate), these tissues will become a "sink" for other compounds that are given intravenously. In pre-clinical studies, Techniclone's scientists were able to increase the uptake of drugs or isotopes within a tumor by 200% to 400% if a vasoactive agent was given several hours prior to the therapeutic treatment. This enhancement of toxic drug dosing is achieved by altering the physiology and, in particular, the permeability of the blood vessels and capillaries that serve the tumor. As the tumor vessels become more permeable, the amount of therapeutic treatment reaching the tumor cells increases.

         More specifically, the mechanism by which Vasopermeation Enhancement technology works in a cancer patient is through pretreatment of the patient with a vasoconjugate, such as Interleukin-2 (IL-2) linked to a monoclonal antibody, a few hours prior to delivery of a therapeutic drug. The antibody side of this vasoconjugate may be targeted either against antigens which are unique to the tumor vessel walls or antigens inside the tumor itself. The vasoconjugate affects the walls of the tumor vessel and causes an immediate increase in vessel permeability. This increased state of permeability creates a window of opportunity for several hours, allowing any therapeutic drug injected into the patient during that time to enter the tumor in greatly enhanced concentrations. The therapeutic drug can be a chemotherapy drug, radiolabeled antibody or other cancer fighting agent.

         The foregoing contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         MODIFIED ANTIBODY TECHNOLOGY. Modified Antibody Technology is a technology where a small organic molecule, such as the vitamin biotin, is attached to an antibody and this combined molecule causes a major change to occur in the physicochemical properties of the antibody itself. This chemical modification decreases the electric charge of the antibody and thereby influences the way the antibody travels through the circulatory system, and decreases the time it takes for the antibody to completely clear the patient's body (the "clearance time"). Decreasing the clearance time of an antibody is an important factor in reducing its overall toxicity.

         In pre-clinical studies, Techniclone's Modified Antibodies have shown improved uptake in solid tumors and improved clearance time. Modified Antibodies have clearance profiles similar to that of smaller antibody fragments and thus produce markedly less toxicity.

         The foregoing contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS

         The Company's plans for future growth have focused on the development of two product groups: therapeutic products and advanced monoclonal antibody technologies. Therapeutic products are products intended for hospital pharmacies and radiologists. The Company is currently developing LYM-1, LYM-2 and TNT Antibodies for this market. The advanced monoclonal antibody technologies which the Company is developing are the Vasopermeation Enhancement and the Modified Antibody Technology.

         LICENSE AGREEMENTS. On October 28, 1992, the Company entered into a License Agreement with Alpha Therapeutic Corporation ("Alpha") pursuant to which the Company granted Alpha a license for the development and commercialization of the LYM Antibodies in the United States and certain other countries. Under the License Agreement, Alpha paid the Company $100,000 and, unless the Agreement is terminated, Alpha is required to make fixed payments to the Company as follows:
(i) $50,000 within 30 days following their meeting with the FDA to discuss the LYM-1 development program (which amount was paid on July 23, 1993); (ii) $100,000 upon the first European regulatory submission or six (6) months from the commencement date of U.S. Phase III clinical trials, whichever comes first,
(iii) $200,000 upon the approval of the first European regulatory submission,
(iv) $500,000 upon the submission of a PLA to the FDA, and (v) after the completion of the Phase III LYM-1 clinical trial $100,000 per year as a research and development grant. The agreement also provides that Alpha conduct all remaining development work necessary for FDA/PLA submission and pay all costs of development and patient costs including physician fees, hospital fees, material costs and follow-up costs. Under the Agreement the Company is responsible for manufacturing the LYM Antibodies for clinical and commercial use.

         On February 5, 1996,the Company entered into an agreement with Cambridge Antibody Technology, Ltd. ("CAT") to develop and market a new class of products for cancer therapy and diagnosis. The Agreement provides that the Company and CAT will develop a monoclonal antibody based upon CAT's patented technology for producing fully human monoclonal antibodies and the Company's Tumor Necrosis Therapy ("TNT"). The Agreement provides that equity in the joint venture and costs associated with the development of the product would be shared equally between the Company and CAT. The Company would retain exclusive world-wide manufacturing rights. It is anticipated that the joint venture will conduct clinical trials of TNT concurrently in both the United States and Europe.

COMPETITION

         The Company's competitive position is based on its proprietary technology and know-how, U.S. patents covering the LYM Antibodies and its technology for monitoring chemotherapy and diagnosis and therapy of human cancers. The Company has a number of worldwide patents pending. The Company plans to compete on the basis of the advantages of its technologies, the quality of its products, and its commitment to research into innovative technologies. For some of its products a lower marketing price will also be a significant advantage.

         Various other companies, many of which have larger financial resources than the Company, are currently engaged in research and development of monoclonal antibodies and in cancer prevention and treatment. However, none of these companies has achieved market dominance. Nevertheless, there can be no assurance that such companies, other companies or various other academic and research institutions will not develop and market monoclonal antibody products or other products to prevent or treat cancer prior to the introduction of, or in competition with, the Company's present or future products. In addition, there are many firms with established positions in the diagnostic and pharmaceutical industries which may be better equipped than the Company to develop monoclonal antibody technology or other products to prevent or treat cancer and to market their products. Accordingly, the Company plans, whenever feasible, to enter into joint venture relationships with these larger firms for the development and marketing of specific products and technologies so that the Company's competitive position might be enhanced.

GOVERNMENT REGULATION

         Regulation by governmental authorities in the United States and other countries is a significant factor in the Company's ongoing research and development activities and in the production and marketing of its products. The amount of time and expense involved in obtaining necessary regulatory approval depends upon the type of product. The procedure for obtaining FDA regulatory approval for a new human pharmaceutical product, such as the LYM Antibodies and TNT, involves many steps, including laboratory testing of those products in animals to determine safety, efficacy and potential toxicity, the filing with the FDA of a Notice of Claimed Investigational Exemption for Use of a New Drug prior to the initiation of clinical testing of regulated drug and biologic experimental products, and clinical testing of those products in humans. The Company has filed a Notice of Claimed Investigational Exemption for Use of a New Drug with the FDA for the production of LYM-1 as a material intended for human use, but has not filed such a Notice with respect to any other in vivo products. The regulatory approval process is administered by the FDA's Office of Biologics Research and Review and is similar to the process used for any new drug product intended for human use.

         The pre-marketing clinical testing program required for approval of a new drug or biologic typically involves a three-phase process. Phase I consists of testing for the safety and tolerance of the drug with a small group of patients, and also yields preliminary information about the effectiveness of the drug and dosage levels. Phase II involves testing for efficacy, determination of optimal dosage and identification of possible side effects in a larger patient group. Phase III clinical trials consists of additional testing for efficacy and safety with an expanded patient group. After completion of clinical studies, a Product License Application is submitted to the FDA for product marketing approval and for licensing of the product manufacturing facilities. In responding to such an application, the FDA could grant marketing approval, request clarification of data contained in the application or require additional testing prior to approval. The Company has not, to date, filed a Product License Application for any therapeutic products.

         If approval is obtained for the sale of such new drug, FDA regulations will also apply to the manufacturing process and market activities for the product and may require post-marketing testing and surveillance programs to monitor the effects of the product. The FDA may withdraw product approvals if compliance with regulatory standards, including labeling and advertising, is not maintained or if unforeseen problems occur following initial marketing.

         The National Institutes of Health has issued guidelines applicable to the research, development and production of biological products, such as the Company's products. Other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. The extent of future regulation cannot be predicted, but could affect the manufacture and sale of the Company's products.

         In addition, the Company is subject to regulation under state and federal laws and regulations regarding occupational safety, laboratory practices, the use and handling of radioisotopes, environmental protection and hazardous substance control, and other regulations. The Company's products may also be subject to import laws in other countries and food and drug laws in various states in which the products are or may be sold.

         The Company believes that it is in compliance with all applicable laws and regulations including those relating to the handling and disposal of hazardous and toxic wastes.

PATENTS AND TRADE SECRETS

         The Company has relied on the internal achievements of the Company, as well as the direct sponsorship of university researchers, for its basic technologies. The Company believes it will continue to learn, on a timely basis, of advances in the biological sciences which might complement or enhance its existing expertise. It intends to pursue opportunities to license such advances as well as pursue similar developments internally.

         The Company has applied for several patents either directly or as a cosponsor/licensee. The Company treats particular variations in the production of monoclonal antibodies and related technologies as trade secrets. Patent protection may, however, be significant in the case of newly-developed human hybridoma technologies. The Company intends to pursue patent protection for inventions related to human hybridoma procedures and other unique antibodies that it cannot protect as trade secrets. Techniclone, as licensee, cosponsored the patent applications for the LYM Antibodies through its licensing agreements with Northwestern University. United States Letters patents for LYM-1 and LYM-2 were issued in February 1988.

         The Company's TNT technologies are covered by a United States patent issued in August 1989 for diagnostic and therapeutic monitoring, and by a United States patent issued in May 1991 for all therapeutic applications. The foreign counterparts of these patents have been issued by the European Patent Office and are still pending in several Asian countries. A third patent application for TNT imaging and therapeutic applications is pending in the United States.

         For its Vasopermeation Enhancement technology, Techniclone holds an exclusive world-wide license from the University of Southern California (USC) that covers all uses of the Vasopermeation Enhancement technology and all related patents that may issue. USC has filed patent applications covering the Vasopermeation Enhancement technology in the United States, Europe, Japan, Canada and Australia. The United States patent application was filed in October 1988 and is currently pending. This patent covers all aspects of attaching vasoactive compounds to immunoreactive fragments for the purpose of enhancing the uptake of therapeutic drugs or diagnostic agents. The European patent application for Vasopermeation Enhancement was allowed in June 1995.

         Techniclone's Modified Antibody Technology is covered by a U.S. patent issued in March 1993. The European patent application for Modified Antibody Technology was allowed in June 1996. Asian patent applications for Modified Antibody Technology are pending as is a second United States patent application covering further uses of the technology.

         In general, the patent position of a biotechnology firm is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent Office with respect to biotechnology patents. Accordingly, there can be no assurance that the Company's patents, if issued, will provide protection against competitors with similar technology, nor can there be any assurance that such patents will not be infringed upon or designed around by others.

         The Company knows of no third party patents which are infringed by its present activities or which would, without infringement or license, prevent the pursuit of its business objectives. However, there can be no assurances that such patents have not been or will not be issued and, if so, whether the Company will be able to obtain licensing arrangements on reasonable terms.

         The Company also intends to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position in research and diagnostic products. To this end, the Company places restrictions in its agreements with third parties which restrict their right to use and disclose any of the Company's proprietary technology which they are licensed to use. In addition, the Company has internal non-disclosure safeguards, including confidentiality agreements with all of its employees. There can be no assurance that others may not independently develop similar technology or that the Company's secrecy will not be breached.

MANUFACTURING

         RAW MATERIALS. The Company uses various common raw materials in the manufacture of its products and in the development of its technologies. These raw materials are generally available from several alternate distributors of laboratory chemicals and supplies. The Company has not experienced any difficulty in obtaining these raw materials and does not consider raw material availability to be a significant factor in its business. The Company uses highly purified materials with strict requirements for sterility and pyrogenicity.

PRODUCTION.

         The Company's LYM-1 (Oncolym(TM)) antibody is produced for use in the Phase III clinical trials at Techniclone's GMP pilot facility in Tustin, California. The Company has commenced design efforts to expand this facility to handle commercial production requirements. The Company will install additional bioreactors adequate to meet commercial demand. Centralized product testing and process controls in this facility permit the Company to maintain a high degree of uniformity and quality control of its antibodies while utilizing economies of scale in its manufacturing processes.

         Once the LYM-1 antibody has passed stringent quality control and outside testing, it is shipped to Oklahoma City, Oklahoma for radiolabeling, (the process of attaching the radioactive agent, Iodine- 131, to the antibody). From the Oklahoma facility, the labelled LYM-1 is shipped overnight to medical centers for use in treating patients the next day.

         The Company has also constructed a pilot production laboratory for the manufacturing of TNT antibody at its Tustin, California, facility. This laboratory is currently being validated for FDA licensing and will be able to produce sufficient quantities of the TNT antibody to supply to the European and United States clinical trial sites in connection with the proposed Phase I clinical trials expected to commence in late 1996 or early 1997.

         The foregoing contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING

         On October 28, 1992, the Company entered into a License Agreement with Alpha Therapeutic Corporation ("Alpha") pursuant to which the Company granted Alpha a license for the development and commercialization of the LYM Antibodies in the United States and certain other countries. Under the License Agreement Alpha paid the Company $100,000 and unless the Agreement is terminated Alpha is required to make fixed payments to the Company as follows: (i) $50,000 within 30 days following their meeting with the FDA to discuss the LYM-1 development program (which amount was paid on July 23, 1993); (ii) $100,000 upon the first European regulatory submission or six months from the commencement date of U.S. Phase III clinical trials, whichever comes first, (iii) $200,000 upon the approval of the first European regulatory submission, (iv) $500,000 upon the submission of a PLA to FDA, and (v) after the completion of the Phase III LYM-1 clinical trial $100,000 per year as a research and development grant. The agreement also provides that Alpha conduct all remaining development work necessary for FDA/PLA submission and pay all costs of development and patient costs including physician fees, hospital fees, material costs and follow-up costs. Under the Agreement the Company is responsible for manufacturing the LYM-1 antibody for clinical and commercial use.

         The Company has begun Phase II/III testing in multi-center clinical trials of the LYM-1 antibody in late stage non-Hodgkins lymphoma patients. The clinical trials are being sponsored by Alpha Therapeutic Corporation, a wholly-owned subsidiary of Green Cross of Japan. The clinical trials are currently being held at participating medical centers including M.D. Anderson, The Cleveland Clinic, Cornell University (N.Y.C.), George Washington University and the University of Cincinnati. After the first twelve patients have been treated, the trials are expected to be expanded to a total of twenty medical centers. Following the completion of the clinical trials the Company expects to file an application with the FDA to market LYM-1 in the United States.

EMPLOYEES

         As of July 1, 1996, Techniclone employed 22 full-time employees, which included 3 Ph.D. level persons, 16 technical and support employees, and 3 administrative employees.

ITEM 2.  PROPERTIES

         The Company's research and manufacturing operations are located in office and laboratory space at 14282 Franklin Avenue, Tustin, California 92780-7017. On March 25, 1996, the Company entered into a Purchase Agreement for Real Property and Escrow Instructions by and between the Company and TR Koll Tustin Tech Corp., an Illinois corporation ("Koll"), pursuant to which the Company agreed to purchase from Koll its facility for the purchase price of $1,555,620. The Company obtained financing and escrow closed on the transaction on April 30, 1996. The terms of the financing provide that the Company financed $1,020,000 of the purchase price and makes monthly payments of $10,737. In addition, the Company pays common area maintenance of $2,154 per month. Techniclone manufactures its LYM and TNT Antibodies at this facility.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings in which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to April 1, 1996, Techniclone's Common Stock was traded intermittently in the over-the-counter market. Since April 1, 1996, Techniclone's Common Stock has been traded on the NASDAQ Exchange. The following table shows the high and low bid and asked prices for Techniclone's Common Stock for each quarter in the last two fiscal years. Prices shown represent quotations by dealers, without retail markup, markdown or commissions and may not reflect actual transactions.

                                   Bid                    Asked
Quarter ended:               High       Low          High        Low
- --------------               -----------------------------------------
April 30, 1994               3.875      1.50         5.00       2.125
July 31, 1994                3.00       2.00         4.375      2.50
October 31, 1994             3.125      1.50         4.00       2.125
January 31, 1995             2.50       0.03         4.00       1.375
April 30, 1995               2.00       0.50         4.00       1.25
July 31, 1995                1.25        .688        1.375       .813
October 31, 1995             3.063       .688        3.125       .875
January 31, 1996             5.375      2.625        5.50       2.813
April 30, 1996               7.813      5.125        7.938      5.313

         As of July 1, 1996, the number of holders of record of the Company's Common Stock was 5,986.

         The Company has a limited operating history and only nominal revenues to date. No dividends have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data has been extracted from the financial statements of the Company for each of the five years in the period ended April 30, 1996. The financial statements for each of the five years in the period ended April 30, 1996 have been audited by the Company's independent public accountants. These financial summaries should be read in conjunction with the information contained for each of the three years in the period ended April 30, 1996, included in the financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

                                                         SELECTED FINANCIAL DATA
                                                        STATEMENTS OF OPERATIONS
                                                          YEAR ENDED APRIL 30,
                           ---------------------------------------------------------------------------------
                                1992               1993           1994             1995            1996
                           -------------     --------------   ------------     ------------    -------------
REVENUES
Net Product Sales.......   $      78,734     $       34,990   $      4,400     $        --     $       2,580
Licensing Agreements....         203,000            120,000         56,375            7,265        3,002,244
Interest income.........           2,506             13,773          8,591              126          138,499
Other...................          64,708              --             --               --                  --
                           -------------     --------------   ------------     ------------    -------------
Total Revenues..........         348,948            168,763         69,366            7,391        3,143,323
                           -------------     --------------   ------------     ------------    -------------

COSTS AND EXPENSES:
Cost of sales...........          44,947              9,670          1,680            --               2,580
Research and
Development.............         230,333            579,447      1,315,898        1,225,072        1,679,558
General and
 administrative:........

    Unrelated entities..         320,171            453,200        914,142          547,133          947,816
    Affiliates..........          92,671            136,641        212,594          137,326          170,659
Interest (primarily to
    related parties)....          32,145             31,724         30,467           27,833           17,412
Charges related to
    merger of subsidiary.             --                 --             --        4,849,591               --
Contract losses.........              --                 --             --          132,071               --
Other...................        (156,140)                --             --               --               --
                           -------------     --------------   ------------     ------------    -------------
Total costs
 and expenses...........         564,127          1,210,682      2,474,781        6,919,026        2,818,025
                           -------------     --------------   ------------     ------------    -------------

NET INCOME
(LOSS)..................   $    (215,179)    $   (1,041,919)  $ (2,405,415)    $ (6,911,635)   $     325,298
                           ==============    ==============   ============     ============    =============

NET INCOME (LOSS)
PER SHARE...............   $        (.02)    $         (.09)  $       (.18)    $       (.44)   $         .02
                           =============     ==============   ============     ============    =============

Weighted average
    number of
    common shares
    and common
    equivalent shares
    outstanding.........      11,548,484         12,211,176     13,653,829       15,794,811       21,382,524
                           =============     =============   =============    =============    =============

                                                        BALANCE SHEET DATA
                                                              APRIL 30,
                             ----------------------------------------------------------------------------------------
                                  1992               1993             1994             1995           1996
                             ------------     ------------     ------------     ------------     -------------
Working Capital (deficit)    $    334,142     $   (156,289)    $   (499,059)    $   (934,121)    $   7,460,514

Total Assets............          807,137          951,660          848,036          856,657        10,775,757

Long-term Debt..........          310,100          302,131          258,500          258,500           987,032

Accumulated deficit.....       (7,727,009)      (8,768,928)     (11,174,343)     (18,085,978)      (17,760,680)

Stockholders' equity
  (deficit).............          246,181          314,381          (60,905)        (600,441)        8,964,677


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 1996 COMPARED TO YEAR ENDED APRIL 30, 1995

         The Company's net income of approximately $325,000 for the year ended April 30, 1996 represents an increase of approximately $7,237,000 compared to the net loss of approximately $6,912,000 for the prior year ended April 30, 1995. This increase in the net income in the 1996 year is primarily attributable to a $4,101,000 decrease in total costs and expenses and an increase of $3,136,000 in total revenues. The decrease in total costs and expenses is primarily attributable to a decease in an aggregate charge to earnings of $4,849,591 which occurred during the year ended April 30, 1995 (which represented the excess of the fair market value of the Company stock issued over the net assets acquired of CBI, plus an additional non-recurring charge relating to CBI stock options assumed by the Company) in connection with the merger of Cancer Biologics Incorporated ("CBI") with and into the Company effective July 26, 1994, and which did not recur during the year ended April 30, 1996.

         Total revenues for the year ended April 30, 1996 increased approximately $3,136,000 compared to the total revenues of $7,000 for prior year ended April 30, 1995. This increase resulted from increases in sales of antibodies and other products of approximately $3,000, licensing revenue of $2,995,000 and interest income of approximately $138,000, in comparison to the prior year ended April 30, 1995. Licensing fee revenues increased during the year ended April 30, 1996 primarily from the result of an increase in licensing fees from Biotechnology Development Ltd. relating to the Company's LYM-1 antibody. On February 29, 1996 the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. ("BTD"), a limited partnership controlled by a member of the Board of Directors of the Company and a major shareholder of the Company, which provides for BTD to acquire LYM-1 antibody technology marketing rights for certain European countries and other geographic areas not covered by its existing license agreement with Alpha Therapeutic Corporation in exchange for the payment of $3,000,000 by BTD to the Company. Under the terms of the Distribution Agreement, the Company retains all manufacturing rights to LYM-1 and will supply LYM-1 to BTD at preset prices. Additionally, the Company has the option under an Option Agreement to repurchase the marketing rights to LYM-1 for a thirty month period. The repurchase price, if repurchase is elected by the Company at its sole discretion, includes a combination of cash, stock options and royalty payments to be made to BTD, the amount of which depends on when the repurchase option is elected by the Company.

         On December 27, 1995, the Company issued 7,700 shares of newly created Class B Convertible Preferred Stock, at a price of $1,000 per share, and on December 29, 1995 issued an additional 500 shares of Class B Convertible Preferred Stock, at a price of $1,000 per share, for an aggregate issuance consideration of $8,200,000 to sixteen (16) offshore investors pursuant to Regulation S promulgated under the Securities Act of 1933. The Class B Convertible Preferred Stock is non-voting. The Class B Convertible Preferred Stock is convertible, commencing immediately after the Closing into Common Stock of the Company. During the first ninety days after the Closing, each share of the Class B Convertible Preferred Stock was convertible in multiples of $50,000 into that number of shares of Common Stock calculated by dividing $1,000 by 110% of the Fixed Conversion Price which is the lower of (i) $3.06875 (fair market value at the date of issuance) per share of Common Stock or (ii) 85% of the fair market value of the Common Stock on the date of conversion based on the average bid price during the five trading days prior to the date of conversion. Beginning 91 days after the Closing Date the number of shares of Common Stock issued upon conversion of each share of Class B Convertible Preferred Stock converted is determined by (i) taking ten percent (10%) of One Thousand Dollars ($1,000) pro-rated on the basis of a 365 day year, by the number of days between the last Closing Date and the date of conversion plus (ii) One Thousand Dollars ($1,000), (iii) divided by the Conversion Price. As of April 30, 1996, the Fixed Conversion Price was set at $3.06875, which was the average closing bid price for the Company's Common Stock for the five (5) trading days ending on December 8, 1995. Additionally, the Class B Convertible Preferred Stock has a liquidation preference over other classes of the Company's stock. This liquidation preference is $1,000 per share of Class B Convertible Preferred Stock plus 10% per annum pro-rated through any liquidation date. As of April 30, 1996 1,400 shares of Class B Convertible Preferred Stock had been converted at the election of the holder to Common Stock. In connection with these conversions the Company issued 469,144 shares of Common Stock. As of April 30, 1996, 6,800 shares of Class B Convertible Preferred Stock remain outstanding which as of April 30, 1996 were convertible into 2,289,951 shares of Common Stock at a conversion price of $3.06875 per share, with a liquidation preference of $7,027,288.

         The Company received $7,137,544 in net proceeds from the sale of the Class B Convertible Preferred Stock after payment of offering commissions and expenses and legal fees. In connection with the placement of the Class B Preferred Stock, the Company paid to Swartz Investments, Inc. commissions of $656,000 and a non-accountable expense allowance of $246,000. In addition, the Company issued to Swartz Investments, Inc. two five year warrants to purchase an aggregate of 267,210 shares of the Company's Common Stock at an exercise price of $3.06875. The Common Stock issuable on exercise of the warrant and on conversion of the Class B Convertible Preferred Stock (if not otherwise freely tradeable) is subject to registration pursuant to a Registration Rights Agreement. Additionally, the Company paid other commissions of $75,000 and legal fees of approximately $85,000 in connection with the preferred stock placement.

         The Company intends to use the proceeds from the offering to support its LYM-1, Oncolym(TM) manufacturing effort for the Phase III LYM-1, Oncolym(TM) clinical trials, to fund additional development of its patented Tumor Necrosis Therapy (TNT) and for working capital. Interest income increased during the year ended April 30, 1996 as the level of cash funds available for investment has increased in comparison to the prior year ended April 30, 1995.

         The Company has had no significant research and development contract revenue during the year ended April 30, 1996 however the Company expects research and development revenues to increase due to the clinical trials of the LYM-1 antibody.

         The Company's total costs and expenses decreased approximately $4,101,000 (or 59%) for the year ended April 30, 1996 in comparison to the year ended April 30, 1995. Cost of sales increased approximately $3,000 in comparison to the prior year and sales of antibodies and other products increased approximately $3,000. Research and development expenses increased approximately $454,000 (or 37%) for the year ended April 30, 1996 in comparison to the year ended April 30, 1995. This increase in research and development expenses during the year ended April 30, 1996 resulted from the Company's activities during the year ended April 30, 1996 in preparing for the Phase III clinical trials of the LYM-1 antibody. During the year ended April 30, 1996, the Company increased its TNT development costs by approximately $63,000, in comparison to the prior year ended April 30, 1995. Also, during the year ended April 30, 1996, research and development costs relating to the LYM-1 antibody increased by approximately $391,000 due to an approximate $286,000 increase in salaries and related costs for clinical trial preparation and an approximate $105,000 increase in expenses incurred in supporting the efforts of Mills Biopharmaceuticals, Inc. ("MBI") to complete and obtain Nuclear Regulatory Commission licensing for its Oklahoma LYM-1 antibody labelling facility. Management anticipates the Company will have additional capital requirements and expenses related to development and clinical trials of its antibodies.

         General and administrative expenses incurred by the Company increased approximately $434,000 (or 63%) during the year ended April 30, 1996 in comparison to the prior year ended April 30, 1995. The increase in general and administrative expenses during the year ended April 30, 1996 resulted primarily from increased administrative, payroll and consultant costs associated with clinical trial preparation and expanded public relations activities. Interest expense decreased approximately $10,000 during the year ended April 30, 1996 in comparison to the year ended April 30, 1995 due to lower levels of interest bearing debt outstanding during the year. Management believes that general and administrative costs will increase during the year ending April 30, 1997 as Phase III clinical trials of the LYM-1 antibody are expanded and due to increased investor relations activities.

YEAR ENDED APRIL 30, 1995 COMPARED TO YEAR ENDED APRIL 30, 1994

         The Company's net loss of approximately $6,912,000 for the year ended April 30, 1995 represented an increase of approximately $4,507,000 (or 187%) compared to the net loss of approximately $2,405,000 for the prior year ended April 30, 1994. This increase in the net loss in the 1995 year was primarily attributable to a $4,444,000 increase in total costs and expenses and a $62,000 decrease in total revenues.

         Total revenues for the year ended April 30, 1995 decreased approximately $62,000 compared to the prior year ended April 30, 1994. This decrease resulted from decreases in sales of antibodies and other products of approximately $4,000, licensing revenue of $50,000 and interest income of approximately $8,000, in comparison to the prior year ended April 30, 1994. Management attributed the decreases in product and antibody sales to lower sales of the Company's Histoclone products during the year ended April 30, 1995. The licensing fee revenues decreased during the year ended April 30, 1995 primarily from a decrease in LYM-1 licensing fees from Alpha Therapeutic Corporation. Interest income decreased during the year ended April 30, 1995, as the level of idle cash funds available for investment had decreased in comparison to the prior year ended April 30, 1994.

         The Company had no significant research and development contract revenue during the year ended April 30, 1995.

         The Company's total costs and expenses increased approximately $4,444,000 (or 180%) for the year ended April 30, 1995 in comparison to the year ended April 30, 1994. Cost of sales decreased approximately $2,000 during the year ended April 30, 1995, in comparison to the prior year ended April 30, 1994, while sales of antibodies and other products decreased approximately $4,000 during the year ended April 30, 1995. Research and development expenses decreased approximately $91,000 (or 7%) for the year ended April 30, 1995 in comparison to the year ended April 30, 1994. This decrease in research and development expenses resulted primarily from an approximate $140,000 decrease in expenses due to capitalization of inventory costs, and a $160,000 decrease in development costs of the TNT antibody technologies, offset by approximately $209,000 in increased research and development expenses relating to the Company's preparation for commencement of clinical trials of LYM-1 during the year ended April 30, 1995. During the year ended April 30, 1995, the Company produced significant quantities of LYM-1 antibody for sale and use when clinical trials begin. A portion of these production and testing costs of these LYM-1 inventories were capitalized during the year, whereas similar costs incurred prior to inventory production were expensed as research and development costs during the prior year ended April 30, 1994. During the year ended April 30, 1995, the Company decreased its TNT development costs by $160,000, in comparison to the prior year ended April 30, 1994, as funds were redirected to LYM-1 clinical trial preparation. During the year ended April 30, 1995, research and development costs relating to the LYM-1 antibody increased by approximately $209,000 due to a $102,000 increase in salaries and related costs for clinical trial preparation and a $107,000 increase in expenses during the year ended April 30, 1995 incurred in supporting the efforts of MBI to complete and obtain NRC licensing for its Oklahoma LYM-1 antibody labelling facility.

         General and administrative expenses incurred by the Company decreased approximately $442,000 (or 39%) during the year ended April 30, 1995 in comparison to the prior year ended April 30, 1994. The decrease in general and administrative expenses during the year ended April 30, 1995 resulted primarily from $300,000 expensed in the prior year ended April 30, 1994 associated with the vesting of contingent stock options and $142,000 in shareholder meeting expenses incurred in the year ended April 30, 1994, which did not recur in the year ended April 30, 1995. Interest expense decreased $3,000 during the year ended April 30, 1995 in comparison to the year ended April 30, 1994 due to lower levels of interest bearing debt outstanding during the year.

         The Company incurred a $4,849,591 charge to earnings during the year ended April 30, 1995 relating to the merger of CBI into the Company on July 26, 1994. The assets of CBI acquired by the Company consisted primarily of research and development of the TNT antibody technology, which has not been approved by the FDA. The $4,849,591 charge to earnings consists of the excess of the fair market value of the Company common stock issued of $2,504,053 over the net assets of CBI acquired of $231,582 plus an additional $2,577,120, non-recurring charge relating to the Company's assumption of outstanding stock options of CBI in the merger.

         The Company recorded a $132,071 reserve during the year ended April 30, 1995 for contract losses relating to current and future LYM-1 inventories which are committed to be sold at below the Company's expected cost to Alpha Therapeutics for use in the Phase III clinical trials of LYM-1.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1996, the Company had $8,173,347 in cash, investments and receivables and a working capital surplus of $7,460,514 compared to $38,020 in cash and receivables and a working capital deficit of $934,121 at April 30, 1995. The Company raised net proceeds of approximately $1,507,000 from the sale of Common Stock and net proceeds of $7,138,000 from the sale of the Class B Preferred Stock during the year ended April 30, 1996.

CAPITAL COMMITMENTS

         At April 30, 1996, the Company had no material commitments to acquire additional assets, but expects to acquire additional assets, building improvements and equipment during the year ending April

30, 1997 to expand its office and production facilities.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         FUTURE OPERATING RESULTS. Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the availability and cost of components of those products, and the Company's ability to manage expense levels.

         NEED FOR ADDITIONAL CAPITAL. At April 30, 1996, the Company had approximately $8,078,000 cash and short term investments which approximates 27 months of expenses. The Company has continued to experience negative cash flows since its inception and expects the negative cash flow to continue for the foreseeable future. The Company expects that the monthly negative cash flow will increase as a result of increased activities with the Phase III clinical trials for LYM-1 and the significantly increased research and development with the Company's other products, including Tumor Necrosis Therapy ("TNT"). As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain the research and development and provide for future clinical trials. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale and licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it or at all, or that sufficient additional capital will be raised to research and develop the Company's additional products. The Company is discussing the possibility of raising additional funds with several investment banking firms, but as of April 30, 1996, the Company had not entered into any firm commitments for additional funds. If the initial results from the Phase II/III clinical trials of LYM-1 are poor, the results may have a material adverse effect upon the Company's ability to raise additional capital, which would affect the Company's ability to continue a full-scale research and development effort for its antibody technologies. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing there would be a material adverse effect on the Company's business, financial position and results of operations.

         COMPETITION. The biotechnology industry is intensely competitive and changing rapidly. Substantially all of the Company's existing competitors have larger technical staffs, more established and larger research budgets and significantly greater financial resources than the Company. There can be no assurance that these competitors will not be able to expend resources to develop their products prior to the Company's product being granted approval for marketing by the U.S. Food and Drug Administration. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operation.

         TECHNOLOGY. The Company's future success will depend significantly upon its ability to develop and test workable products which the Company will seek FDA approval to market to certain defined groups. A significant risk remains as to the technological, performance and commercial success of the Company's technology and products. The products currently under development by the Company will require significant additional laboratory and clinical testing and investment over the foreseeable future. The significant research, development, and testing activities, together with resultant increases in associated expenses, are expected to result in operating losses for the foreseeable future. Although the

Company is optimistic that it will be able to successfully complete development of one or more of its products, there can be no assurance that the Company's research and development activities will be successfully completed; that any proposed products will prove to be effective in clinical trials; that the Company will be able to obtain all necessary governmental clearances and approvals to market its products; that such proposed products will prove to be commercially viable or successfully marketed; or that the Company will ever achieve significant revenues or profitable operations. In addition, the Company may encounter unanticipated problems, including development, manufacturing, distribution and marketing difficulties. The failure to adequately address such difficulties could have a material adverse effect on the Company's prospects.

         REGULATION. The Company's products are subject to extensive government regulation in the United States by federal, state and local agencies including the Food and Drug Administration. The process of obtaining and maintaining FDA and other required regulatory approvals for the Company's products is lengthy, expensive and uncertain. There can be no assurance that the Company can obtain FDA or other regulatory approval for the marketing of its products or that changes in existing regulations or the adoption of new regulations will not occur which will adversely affect the Company.

         EARTHQUAKE RISKS. The Company's corporate headquarters facility, at which the majority of its research and development activities are conducted, is located near major earthquake faults which have experienced earthquakes in the past. The Company does not carry earthquake insurance on its facility due to its unavailability and prohibitive cost. In the event of a major earthquake or other disaster affecting the Company's facilities, the operations and operating results of the Company could be adversely affected.

         STOCK PRICE FLUCTUATIONS. The Company's participation in the highly competitive biotechnology industry often results in significant volatility in the Company's common stock price. This volatility in the stock price is a significant risk investors should consider.

         FORWARD LOOKING STATEMENTS. This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture its products; competitive conditions within the industry may change adversely; upon development of the Company's products, demand for the Company's products may weaken; the market may not accept the Company's products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures, and (ii) obtaining new sources of external financing prior to the expiration of existing support arrangements or capital. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements included in this Report at pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information concerning the Company's executive officers which is included in Part I of this Annual Report on Form 10-K, the information required by Item 10 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1996 annual shareholders' meeting which will be filed with the Commission on or before August 15, 1996.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1996 annual shareholders' meeting which will be filed with the Commission on or before August 15, 1996.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1996 annual meeting which will be filed with the Commission on or before August 15, 1996.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1996 annual shareholders' meeting which will be filed with the Commission on or before August 15, 1996.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      (1)      Financial Statements

         The financial statements and schedules listed below are filed as part of this Report:

                                                                           Page
         Independent Auditors' Report                                       F-1

         Balance Sheets as of                                         F-2 & F-3
         April 30, 1996 and 1995

         Statements of Operations                                           F-4
         for each of the three years in the period ended April 30, 1996.

         Statements of Stockholders' Equity                           F-5 & F-6
         (Deficit) for each of the three years in the period ended April 30, 1996.

         Statements of Cash Flows                                     F-7 & F-8
         for each of the three years
         in the period ended April 30, 1996

         Notes to Financial Statements                               F-9 - F-20

         (2)      Financial Statement Schedules

                     II       Valuation and Qualifying Accounts            F-21

         (3)      Exhibits

Exhibit                                                                             Sequential
Number       Description                                                            Page No.
- -------      -----------                                                            ----------
 3.1         Articles of Incorporation of the Registrant, as Amended to Date
             (Incorporated by reference to the exhibit contained in
             Registrant's Current Report on Form 8-K dated December 27, 1995, as filed with the Commission on or about January 24, 1996)

 3.2         Bylaws of the Registrant, as currently in effect                           **

 4.1         Form of Certificate for Common Stock                                       **

 4.2         Form of Techniclone Research Partners I Warrants                           *

 4.3       Form of Series A Convertible Debentures                                      *

 4.4       Form of Subscription Agreement entered into with Series B
           Convertible Preferred Stock Subscribers (Incorporated by reference to Exhibit 4.1 contained in Registrant's Report on Form 8-K dated December 27, 1995, as filed with the Commission on or about January 24, 1996)

 4.5       Registration Rights Agreement dated December __, 1995, by and among Swartz Investments, Inc. and the holders of the
           Registrant's Series B Convertible Preferred Stock
           (incorporated by reference to Exhibit 4.2 contained in
           Registrant's Current Report on Form 8-K dated December 27,
           1995 as filed with the Commission on or about January 24,
           1996)

 4.6       Warrant to Purchase Common Stock of Registrant issued to
           Swartz Investments, Inc. (Incorporated by reference to
           Exhibit 4.3 contained in Registrant's Current Report on
           Form 8-K dated December 27, 1995 as filed with the Commission on or about January 24, 1996

10.5       Research and Development Contract, dated December 31, 1981 and
           amended March 1, 1982, between Registrant and Celltech Partners I            **

10.6       Option Agreement, dated December 31, 1981 and amended March 1, 1982,
           between Registrant and Celltech Partners I                                   **

10.12      Secrecy Agreement, dated April 24, 1981, and proposed License
           Agreement by and between Registrant and the Regents of the
           University of California                                                     **

10.16      Agreement to purchase Registrant's Stock dated June 16, 1986,
           between Registrant and American Cyanamid Company                             ***

10.17      Agreement to purchase 400,000 shares of Registrant's Common Stock
           dated April 29, 1988 between Registrant and American Cyanamid Company        ****

10.22      1982 Stock Option Plan                                                       *****

10.23      Incentive Stock Option, Nonqualified Stock Option and Restricted
           Stock Purchase Plan - 1986                                                   ******

10.24      Cancer Biologics Incorporated Incentive Stock Option, Nonqualified
           Stock Option and Restricted Stock Purchase Plan - 1987                       *

10.25      Amendment to 1982 Stock Option Plan dated March 1, 1988                      *

10.26      Amendment to 1986 Stock Option Plan dated March 1, 1988                      *

10.27      License Agreement dated May 12, 1986 between Registrant and Cancer

          Biologics Incorporated                                                        *

10.28     Lease Agreement dated February 1, 1988 between Registrant and
          McKellar Development of La Jolla                                              *

10.29     Stock Purchase Agreement dated November 1987, between Registrant
          and Cancer Biologics Incorporated                                             *

10.30     Lease Agreement dated September 10, 1991 between Registrant and
          McKellar Development of La Jolla

10.31     Agreement dated February 5, 1996, between Cambridge Antibody
          Technology, Ltd. and Registrant (Incorporated by reference to Exhibit 10.1 contained in Registrant's Current Report on Form
          8-K dated February 5, 1996, as filed with the Commission on or about February 8, 1996)

10.32     Distribution Agreement dated February 29, 1996, between
          Biotechnology Development, Ltd. and Registrant (Incorporated by reference to Exhibit 10.1 contained in Registrant's Current
          Report on Form 8-K dated February 29, 1996, as filed with the Commission on or about March 7, 1996)

10.33     Option Agreement dated February 29, 1996, by and between
          Biotechnology Development, Ltd. and Registrant (Incorporated by reference to Exhibit 10.2 contained in Registrant's Current
          Report on Form 8-K dated February 29, 1996, as filed with the Commission on or about March 7, 1996)

10.34 Purchase Agreement for Real Property and Escrow Instructions dated as of March 22, 1996, by and between TR Koll Tustin Tech
          Corp. and Registrant (Incorporated by reference to Exhibit
          10.1 contained in Registrant's Current Report on Form 8-K dated March 25, 1996, as filed with the Commission on or about
          April 5, 1996)

11.1      Computation of Net Income (Loss) Per Share                                    51

22        Subsidiaries of the Registrant                                                None

23        Consent of Deloitte & Touche LLP                                              52

(b)      Reports on Form 8-K:

         (i) Current Report on Form 8-K as filed with the Commission on January 24, 1996, reporting the issuance and sale of the Series B Convertible Preferred Stock

         (ii) Current Report on Form 8-K as filed with the Commission on February 8, 1996, reporting the agreement with Cambridge Antibody Technology, Ltd.

         (iii) Current Report on Form 8-K as filed with the Commission on March 7, 1996, reporting the Distribution Agreement with Biotechnology Development, Ltd.

         (iv) Current Report on Form 8-K as filed with the Commission on April 5, 1996, reporting the agreement to purchase the Company's facility

* Incorporated by reference to the exhibit of the same number contained in Registrant's Annual Report on Form 10-K for the year ended April 30, 1988.

** Incorporated by reference to the exhibit of the same number contained in Registrant's Registration Statement on Form S-18 (File No. 2-78552).

*** Incorporated by reference to the exhibit of the same number contained in Registrant's Annual Report on Form 10-K for the year ended April 30, 1986.

**** Incorporated by reference to the exhibit contained in Registrant's Current Report on Form 8-K dated April 29, 1988.

***** Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8 filed August 4, 1983 (File No. 2-85628).

****** Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8 dated June 16, 1987 (File No. 33-15102).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECHNICLONE INTERNATIONAL CORPORATION

Dated:  July 25, 1996                    By:  /ss/ Lon H. Stone
                                         ----------------------------------
                                              Lon H. Stone, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                             Date
- ---------                                   --------                             ----
/ss/ Lon H. Stone                          Chairman of the Board,            July 25, 1996
- ------------------------                   President, Chief Executive
Lon H. Stone                               Officer and Director


 /ss/William V. Moding                      Vice President-Finance,          July 25, 1996
- ------------------------                    Chief Financial Officer,
William V. Moding                           Secretary and Director

 /ss/Rudolph C. Shepard                     Assistant Secretary              July 25, 1996
- ------------------------                    and Director
Rudolph C. Shepard

 /ss/ Clive R. Taylor, M.D.                 Director                         July 25, 1996
- ---------------------------
Clive R. Taylor, M.D.,
Ph.D.

 /ss/ Edward Joseph Legere II               Director                         July 25, 1996
- ------------------------------
Edward Joseph Legere II

                                            Director                         July __, 1996
- ------------------------------
Carmelo J. Santoro

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Techniclone International Corporation:


We have audited the accompanying balance sheets of Techniclone International Corporation (the Company) as of April 30, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the listed financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Techniclone International Corporation as of April 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basis financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
June 21, 1996

TECHNICLONE INTERNATIONAL CORPORATION

BALANCE SHEETS
AS OF APRIL 30,1996 AND 1995
- -------------------------------------------------------------------------------

                                                                 1996            1995
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 3)                           $ 4,179,313       $   35,642
Short-term investments (Note 3)                                3,898,888
Accounts receivable, net (Note 5)                                 95,146            2,378
Inventories, net (Note 3)                                         93,921          226,457
Prepaid expenses and other current assets                         17,294
                                                             -----------       ----------
  Total current assets                                         8,284,562          264,477

PROPERTY (Notes 3 and 4):
Land                                                             525,255
Building and improvements                                      1,298,416
Laboratory equipment                                           1,139,663          985,026
Furniture and fixtures                                            78,155           30,844
                                                             -----------       ----------

                                                               3,041,489        1,015,870
Less accumulated depreciation and amortization                  (722,436)        (583,328)
                                                             ------------      -----------

  Property, net                                                2,319,053          432,542

OTHER ASSETS (Note 3):
Patents, net                                                     166,585          154,081
Other                                                              5,557            5,557
                                                             -----------       ----------

  Total other assets                                             172,142          159,638
                                                             -----------       ----------
                                                             $10,775,757       $  856,657
                                                             ===========       ==========

See independent auditors' report and
notes to financial statements.

TECHNICLONE INTERNATIONAL CORPORATION

BALANCE SHEETS
AS OF APRIL 30, 1996 AND 1995 (CONTINUED)
- -------------------------------------------------------------------------------


                                                                                     1996            1995
LIABILITIES AND STOCKHOLDERS'DEFICIT


CURRENT LIABILITIES:
Accounts payable                                                                 $    230,144    $    137,878
Accrued legal and accounting fees (Note 10)                                            99,495         334,741
Accrued payroll and related costs                                                      88,791         260,301
Accrued license termination fee (Note 6)                                              100,000         100,000
Accrued royalties (Note 6)                                                             61,667          75,168
Accrued interest (Note 4)                                                                              90,910
Reserve for contract losses (Note 11)                                                 173,563         132,071
Current portion of long-term debt (Note 4)                                             32,968
Other current liabilities (Note 5)                                                     37,420          67,529
                                                                                 ------------    ------------
  Total current liabilities                                                           824,048       1,198,598

LONG-TERM DEBT (Note 4)                                                               987,032

LONG-TERM DEBT TO RELATED PARTY (Note 4)                                                              258,500

COMMITMENTS (Notes 5 and 6)

STOCKHOLDERS'EQUITY (DEFICIT) (Notes 2,4,6,7 and 8):
Preferred stock - $1 par value; authorized 100,000 shares:
  Class A convertible preferred stock, shares outstanding -
    1996, no shares; 1995, 4,225 shares
    (liquidation preference of $253,500 - 1995)                                                         4,225
  Class B convertible preferred stock, shares outstanding -
    1996, 6,800 shares; 1995, no shares
    (liquidation preference of $7,027,288 - 1996)                                       6,800
Common stock - no par value; authorized 30,000,000 shares;
  outstanding - 1996, 20,048,014 shares; 1995, 16,768,909 shares                   21,133,968      17,730,648
Additional paid-in capital                                                          6,061,171         227,246
Accumulated deficit                                                               (17,760,680)    (18,085,978)
                                                                                 ------------    ------------
                                                                                    9,441,259        (123,859)
Less notes receivable from sale of common stock                                      (476,582)       (476,582)
                                                                                 ------------    ------------
  Net stockholders' equity (deficit)                                                8,964,677        (600,441)
                                                                                 ------------    ------------
                                                                                 $ 10,775,757    $    856,657
                                                                                 ============    ============



See independent auditors' report and
notes to financial statements.

TECHNICLONE INTERNATIONAL CORPORATION

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996
- -------------------------------------------------------------------------------


                                                                   1996          1995             1994
REVENUES (Notes 3 and 6):
Net product sales                                              $    2,580    $      -        $    4,400
Licensing agreements                                            3,002,244         7,265          56,375
Interest income                                                   138,499           126           8,591
                                                               ----------    ----------      ----------
  Total revenues                                                3,143,323         7,391          69,366

COSTS AND EXPENSES (Notes 2, 3, 4, 5, 6,
  8, 10 and 11):
Cost of sales                                                       2,580                         1,680
Research and development                                        1,679,558     1,225,072       1,315,898
General and administrative:
  Unrelated entities                                              947,816       547,133         914,142
  Affiliates                                                      170,659       137,326         212,594
Interest (primarily to related parties)                            17,412        27,833          30,467
Charges related to merger                                                     4,849,591
Contract losses                                                                 132,071
                                                               ----------   -----------     -----------
  Total costs and expenses                                      2,818,025     6,919,026       2,474,781
                                                               ----------   -----------     -----------

NET INCOME (LOSS)                                              $  325,298   $(6,911,635)    $(2,405,415)
                                                               ==========   ===========     ===========
NET INCOME (LOSS) PER SHARE -
  PRIMARY (Note 3)                                                  $0.02        ($0.44)         ($0.18)
                                                                    =====         =====           =====
NET INCOME (LOSS) PER SHARE -
  FULLY DILUTED (Note 3)                                            $0.02        ($0.44)         ($0.18)
                                                                    =====         =====           =====



See independent auditors' report and
notes to financial statements.

TECHNICLONE INTERNATIONAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996
- -------------------------------------------------------------------------------


                                                                                                             NOTES         NET
                                      PREFERRED STOCK       COMMON STOCK          ADDITIONAL               RECEIVABLE  STOCKHOLDERS'
                                     ----------------   ----------------------     PAID-IN   ACCUMULATED  FROM SALE OF    EQUITY
                                     SHARES   AMOUNT      SHARES       AMOUNT      CAPITAL     DEFICIT    COMMON STOCK   (DEFICIT)
BALANCES, May 1, 1993                10,000   $10,000   12,759,393  $ 8,785,520    $532,789  $ (8,768,928)  $(245,000)  $   314,381

Common stock issued for cash,
  net of issuance costs of $38,696                      1,403,232    1,734,129
Issuance of compensatory options
  (Note 8)                                                             296,000
Net loss                                                                                       (2,405,415)               (2,405,415)
                                    -------   -------   ----------  -----------    --------  ------------   ---------   -----------
BALANCES, April 30,1994              10,000    10,000   14,162,625   10,815,649     532,789   (11,174,343)   (245,000)      (60,905)

Common stock issued for cash,
  net of issuance costs of $15,132                       1,221,978    1,499,118                                           1,499,118
Common stock issued upon
  conversion of preferred stock      (5,775)   (5,775)     288,750      311,318    (305,543)
Common stock issued in exchange
  for services                                              10,000       12,500                                              12,500
Common stock issued upon exercise
  of options                                                 6,223       10,890                                              10,890
Common stock and compensatory
  options issued upon merger of
  subsidiary(Note 2)                                     1,079,333    5,081,173                              (231,582)    4,849,591
Net loss                                                                                       (6,911,635)               (6,911,635)
                                    -------   -------   ----------  -----------    --------  ------------   ---------   -----------
BALANCES,April 30,1995                4,225     4,225   16,768,909   17,730,648     227,246   (18,085,978)   (476,582)     (600,441)



See independent auditors' report and
notes to financial statements.

TECHNICLONE INTERNATIONAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)
- -------------------------------------------------------------------------------

                                                                                                        NOTES             NET
                            PREFERRED STOCK        COMMON STOCK         ADDITIONAL                   RECEIVABLE     STOCKHOLDER'S
                           -----------------     -------------------      PAID-IN      ACCUMULATED   FROM SALE OF       EQUITY
                           SHARES    AMOUNT      SHARES       AMOUNT      CAPITAL        DEFICIT     COMMON STOCK      (DEFICIT)
Common stock issued for
 cash                                 $         1,770,396  $ 1,289,352   $    -       $     -        $     -        $1,289,352
Class B preferred stock
 issued for cash, net
 of issuance costs of
 $1,062,456                    8,200   8,200                              7,129,344                                  7,137,544
Common stock issued upon
 conversion of Class A
 preferred stock              (4,225) (4,225)     338,000      227,760     (223,535)
Common stock issued upon
 conversion of Class B
 preferred stock              (1,400) (1,400)     469,144    1,218,605   (1,217,205)
Common stock issued upon
 conversion of note payable
 and accrued interest to
 related party (Note 4)                           235,000      258,500      104,697                                    363,197
Common stock issued upon
 conversion of accrued
 expenses and other current
 liabilities                                      183,333      134,000                                                 134,000
Common stock issued upon
 exercise of stock options                        226,132      218,003                                                 218,003
Common stock issued upon
 exercise of stock options
 in exchange for services                          57,100       57,100                                                  57,100
Proceeds from sale of stock
 purchase warrants, net                                                      40,624                                     40,624
Net income                                                                                 325,298                     325,298
                                -----  ------  ----------  -----------   ----------   ------------   ---------      ----------
BALANCES, April 30, 1996        6,800  $6,800  20,048,014  $21,133,968   $6,061,171   $(17,760,680)  $(476,582)     $8,964,677
                                -----  ------  ----------  -----------   ----------   ------------   ---------      ----------



                      See independent auditors' report and
                         notes to financial statements.

TECHNICLONE INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996
- -------------------------------------------------------------------------------


                                                                            1996             1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $   325,298      $(6,911,635)    $(2,405,415)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                             169,162          151,368         184,194
  Charges related to merger                                                                4,849,591
  Common stock issued for services                                           57,100           12,500
  Issuance of compensatory options                                                                           296,000
  Conversion of interest expense into shares of
    common stock                                                             13,787
  Increase in reserves                                                                       230,793
  Changes in operating assets and liabilities:
    Accounts receivable                                                     (92,768)          (2,378)          2,400
    Inventories                                                             132,536         (236,499)        (57,854)
    Prepaid expenses and other current assets                               (17,294)
    Deposits                                                                                  33,600         (33,600)
    Accounts payable and accrued legal and
      accounting fees                                                      (142,980)         171,980          84,543
    Accrued license termination fee                                                                          100,000
    Other accrued expenses and current liabilities                          (39,628)         244,106          87,119
                                                                        -----------      -----------     -----------
      Net cash provided by (used in) operating activities                   405,213       (1,456,574)     (1,742,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                                       (3,898,888)
Property acquisitions                                                    (2,025,619)         (39,262)        (55,357)
Increase in other assets                                                    (42,558)          (7,632)        (52,690)
                                                                        -----------      -----------     -----------

      Net cash used in investing activities                              (5,967,065)         (46,894)       (108,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock                                 7,137,544
Proceeds from issuance of common stock                                    1,547,979        1,510,008       1,734,129
Proceeds from issuance of long-term debt                                  1,020,000
                                                                        -----------      -----------     -----------

      Net cash provided by financing activities                           9,705,523        1,510,008       1,734,129
                                                                        -----------      -----------     -----------



See independent auditors' report and
notes to financial statements.

TECHNICLONE INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- --------------------------------------------------------------------------------

                                                                    1996               1995              1994
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              $4,143,671        $    6,540         $ (116,531)

CASH AND CASH EQUIVALENTS,
   beginning of year                                                 35,642            29,102            145,633
                                                                 ----------        ----------         ----------

CASH AND CASH EQUIVALENTS,
   end of year                                                   $4,179,313        $   35,642         $   29,102
                                                                 ==========        ==========         ==========

SUPPLEMENTAL INFORMATION:
Merger of subsidiary (Note 2):
   Common stock issued                                                             $2,504,053
   Compensatory options issued                                                      2,577,120
   Notes receivable assumed                                                          (231,582)
                                                                                   ----------

   Charges related to merger                                                       $4,849,591
                                                                                   ==========

Interest paid                                                    $    3,625        $    6,998         $    9,787
Income taxes paid                                                $      800        $    1,600         $    1,600

For supplemental information relating to conversion of preferred stock into common stock, common stock issued in exchange for services, common stock issued upon merger and other noncash transactions, see the statements of stockholders' equity (deficit) and Notes 2, 7, 8 and 11.

NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Common stock issued upon conversion of accrued
  expenses and other current liabilities                          $ 134,000        $  -               $  -
  Common stock issued upon conversion of note
  payable and forgiveness of accrued interest to
  related party                                                   $ 363,197        $  -               $  -


See independent auditors' report and
notes to financial statements.

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996
- -----------------------------------------------------------------------------

1.       GENERAL AND NATURE OF OPERATIONS

         Nature of Operations - Techniclone International Corporation (the Company) was incorporated on June 3, 1981 under the laws of the State of California. The Company is engaged in research and development of new technologies used in the production of monoclonal antibodies and the production of specific antibodies with prospective research, diagnostic and therapeutic applications. The Company's activities are primarily focused on innovative drug delivery systems that permit the destruction or treatment of cancerous tumors.

         Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company suffered losses in fiscal 1995 and 1994 and has an accumulated deficit at April 30, 1996. Management has restructured certain of its license agreements to provide it with greater control over the development and clinical trials of its antibodies. If the Company is able to achieve certain goals in relation to these antibodies, it will receive certain additional financing pursuant to the terms of an existing license agreement (Note 6). Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and management expects to receive additional funds in the future. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and it could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations. During fiscal 1996, the Company received significant funding through the issuance of preferred stock (Note 7) and a foreign distribution agreement (Note 6) which has resulted in significant available cash as of April 30, 1996. Management believes that the cash and cash equivalents and short-term investments aggregating approximately $8,078,000 as of April 30, 1996 are sufficient to support the Company's estimated operations and other cash needs through at least April 30, 1997.

2.       MERGER

         In June 1994, the Company's stockholders approved a merger of the Company's 62%-owned subsidiary, Cancer Biologics Incorporated (CBI), into the Company. Pursuant to the agreement and plan of merger dated January 18, 1994, each share of CBI common stock, no par value, was converted into the right to receive one share of the Company's common stock, and each CBI option was converted into the right to acquire shares of the Company's common stock with the same terms and conditions as specified in the CBI option agreement. At the merger date, July 26, 1994, 1,079,333 shares of CBI's common stock and options to purchase 1,416,000 shares of CBI's common stock were outstanding to stockholders other than the Company, of which 676,000 shares and options to purchase 739,000 shares were held by officers and directors of the Company. As a result of the merger, the

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- -------------------------------------------------------------------------------

         Company incurred nonrecurring charges to operations of $4,849,591, of which $2,272,471 relates to the value of the stock issued in excess of notes receivable assumed, and $2,577,120 relates to the excess of the fair market value over the exercise price of the CBI options at the effective date of the merger (measurement date). The Company recognized this charge to operations due to the research and development nature of CBI and as CBI had no tangible assets at the date of the merger.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash Equivalents - The Company considers all highly-liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

         Short-term Investments - Short-term investments represent six-month term treasury bills which expire at various dates through July 1996, are classified as held-to-maturity, and are stated at cost, which approximates fair value.

         Inventories - Inventories are stated at the lower of first-in, first-out cost or market and consist of the following at April 30:

                                                         1996          1995
          Raw materials                               $ 20,960      $ 11,300
          Laboratory supplies                           19,598        16,510
          Finished goods                                79,885       297,369
          Reserves                                     (26,522)      (98,722)
                                                      --------      --------
                                                      $ 93,921      $226,457
                                                      ========      ========

          Property - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset. Generally, the estimated useful lives are 8 to 25 years for buildings and improvements and five years for laboratory equipment and furniture and fixtures.

          Other Assets - Other assets primarily consist of patent costs which are amortized over the lesser of the estimated useful life of the patent or the estimated useful life of the related product. Patent costs totaled $166,585 and $154,081, net of related accumulated amortization of $140,318 and $110,264, at April 30, 1996 and 1995,
          respectively. During fiscal 1994, the Company changed the amortization period of the patents from 17 years to ten years, which resulted in additional amortization expense of $34,620 during the year ended April 30, 1994.

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- -------------------------------------------------------------------------------

         Revenue Recognition - Product revenues are recognized upon shipment to customers. Revenues related to licensing agreements (Note 6) are recognized when cash has been received and all obligations of the Company have been met, which is generally upon the transfer of the technology and license to the licensee.

         Net Income (Loss) per Share - Net income (loss) per share is calculated by dividing net income (loss) by the average number of shares of common stock and dilutive common stock equivalents outstanding each year, totaling 21,382,524 in fiscal 1996, 15,794,811 in fiscal 1995 and 13,653,829 in fiscal 1994. Fully diluted net income (loss) per share reflects the maximum dilution and is based on 21,661,605 shares in fiscal 1996. Shares issuable upon the exercise of common stock warrants and options and conversion of outstanding preferred stock have been included in the per share computations for fiscal 1996 and are excluded from fiscal 1995 and 1994 per share calculation because their effect is antidilutive.

         Income Taxes - The Company accounts for income taxes in accordance with the standards specified in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

         Reclassifications - Certain amounts as previously reported have been reclassified to conform to the fiscal 1996 presentation.

4.       LONG-TERM DEBT

         During January 1996, long-term debt to a related party and accrued interest of $258,500 and $104,697, respectively, were converted into 235,000 shares of common stock at the election of the related party pursuant to the terms of the convertible note dated December 31, 1991. Interest expense related to this convertible debt amounted to $13,787 for the year ended April 30, 1996 and $20,680 for each of the two years ended April 30, 1995.

         On April 30, 1996, the Company entered into a $1,020,000 note agreement with a bank and purchased its principal operating facility in Tustin, California. The note payable is collateralized by the property, bears interest at LIBOR, plus 4.25% (9.5% at April 30, 1996) with a minimum rate of 9.5% and a maximum rate of 14.5%, and matures in April 2011. Principal and interest payments are due monthly.

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- ------------------------------------------------------------------------------

         Minimum principal payments scheduled on the Company's long-term debt as of April 30, 1996 are as follows:

         Year ending April 30:
           1997                                                 $   32,968
           1998                                                     36,253
           1999                                                     39,866
           2000                                                     43,606
           2001                                                     48,183
           Thereafter                                              819,124
                                                                ----------

                                                                $1,020,000
                                                                ==========

         The Company's long-term debt approximates fair value as the debt was recently negotiated and represents the borrowing rates currently available to the Company.


5.       COMMITMENTS

         On April 30, 1996, the Company terminated the operating lease on its principal facility in conjunction with the purchase of the property (Note 4). No future payments or obligations are due under the lease agreement. Rent expense amounted to approximately $167,000, $180,000 and $174,000 for each of the three years in the period ended April 30, 1996, respectively.

         During fiscal 1994 and 1996, the Company entered into separate agreements to advance funds for an aggregate of $117,000 and $175,000, respectively, to cover certain expenses of an unrelated entity providing radio-labeling services to the Company. The Company determined that advanced amounts under the 1994 agreement of approximately $117,000 would no longer be recoverable and expensed all amounts during fiscal 1995. During fiscal 1996, the Company advanced the maximum under the 1996 agreement and recorded a $175,000 note receivable, which is to be repaid based on potential future revenues of the Company's product or as terms are modified in accordance with the agreement. Due to uncertain future collection, the Company recorded a full valuation reserve on the related note as of April 30, 1996. Additionally, under a separate agreement, an unrelated entity advanced the Company $20,000 for each of the two years ended April 30, 1995, which will be repaid through inventory purchases from the Company. At April 30, 1996 and 1995, the advanced balance of $37,420 and $40,000, respectively, have been included in other current liabilities in the accompanying balance sheets.

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- --------------------------------------------------------------------------------

         During fiscal 1995, the Company entered into agreements with certain officers, directors and employees of the Company, which expire at various dates through September 1999. The total future commitment under these agreements amounts to $632,000. One of the agreements entitles the employee to receive 2% of net sales of certain products. There were no sales of these products during fiscal 1995 or 1996.

         On February 5, 1996, the Company entered into a joint venture agreement with an unrelated entity to develop and market a new class of products for cancer therapy and diagnosis based upon the unrelated party's patented technology for producing fully human monoclonal antibodies and the Company's Tumor Necrosis Technologies. The agreement provides that equity in the joint venture and costs associated with the development of the product would be shared equally. The activities of the joint venture were not considered significant for the year ended April 30, 1996. The Company would retain exclusive world-wide manufacturing rights under the agreement.


6.       LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

         During October 1992, the Company entered into an agreement to terminate the licensing rights and certain other rights (the Termination Agreement) associated with a June 1986 agreement with a stockholder. The Termination Agreement provides for (1) $100,000 on the date that is the earlier of the commencement of the first Phase Three clinical trials (as defined) or a specified number of days after the commencement of the first Phase Two clinical trials (as defined) for the licensed product, and (2) $200,000 upon the issuance of a license or other approval for the initial marketing in the United States of such product. Such obligations are collateralized by certain licensed patents. Additionally, the Company must pay net royalties equal to 4% of the sales revenue related to such licensed product, not to exceed $700,000 and 25% of any royalties received related to such licensed product. The maximum payments due under the Termination Agreement are $1,100,000 of which $100,000 has been paid through April 30, 1996. The Company accrued $100,000 during fiscal 1994 when the Company completed essentially all of the requirements for commencement of Phase Three clinical trials. This amount remains outstanding as of April 30, 1996. Upon achieving each of the above criteria, additional liabilities and expenses will be incurred.

         Research and development expenses under the June 1986 and a separate April 1988 agreement, for which all obligations have been fulfilled, with a stockholder were $215,000 for the year ended April 30, 1994. There were no expenses related to these agreements for the two-year period ended April 30, 1996.

         During October 1992, the Company entered into an agreement with an unrelated entity which provides the entity with exclusive licensing rights to certain patents and products owned by the Company in exchange for: (1) $50,000 at a specified meeting with the United States Food and Drug Administration (FDA), (2) $100,000 upon the first submission to the European regulatory agency to

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- -------------------------------------------------------------------------------


     sell the product in certain countries or six months from the effective date of the commencement of Phase Three clinical trials, whichever is sooner,
     (3) $200,000 upon approval of the first European submission, (4) $500,000 on the submission to the FDA of a product license application, and (5) $100,000 per year as a research and development grant after completion of the Phase Three clinical trials (as defined), of which 50% of such payment is specified for certain research programs. Additionally, the Company is to receive 10% royalties from any product sales related to this agreement which will be applied to offset any amounts due under stipulation (4) above. Under the agreement, the Company received $50,000 during the year ended April 30, 1994, which has been recognized in licensing revenues in the accompanying financial statements. During fiscal 1995 and 1996, no licensing revenue was earned related to this agreement.

     The Company has agreements which provide the licensees with the right to use certain technologies and to manufacture and market products derived from these technologies in specified geographic areas (as defined), on a non-exclusive and semi-exclusive basis. The Company recognized revenue of $6,375, $7,265 and $2,244 related to these agreements during each of the three years in the period ended April 30, 1996, respectively.

     In September 1989, the Company entered into an option and license agreement with a university under which the Company was granted the exclusive right to conduct initial marketing, patent and other studies. During fiscal 1993, the Company was granted the exclusive worldwide license to use the related technology in exchange for the payment of a license fee and royalty terms set forth in the agreement. During the three years ended April 30, 1996, the Company incurred royalty expenses of $64,000, $43,000 and $80,000, respectively, under the agreement, of which $67,000 and $47,000 was unpaid and accrued at April 30, 1995 and 1996, respectively. Future minimum royalties under this agreement are the lesser of $80,000 per year or 6% of net sales.

     The Company has certain license agreements which require minimum royalties of the lesser of $6,500 per year or 6% of net sales. All amounts have been paid or accrued related to these agreements.

     The Company has certain license agreements which require minimum royalties of 6% of net sales. No products related to these agreements have been sold during the three years in the period ended April 30, 1996; therefore, no amounts have been paid or accrued related to these agreements.

     In February 1996, the Company entered into a foreign distribution agreement with a director and an entity with which the director is affiliated. The agreement appoints the affiliated entity as the Company's exclusive distributor to sell one of the Company's products, if approved, to certain foreign countries if an unrelated entity forfeits or relinquishes its outstanding distribution rights, as defined in a separate agreement. Under the agreement, the Company received $3,000,000 for the year ended April 30, 1996, which has been recognized as licensing revenue in the accompanying financial statements. The agreement has an initial term of fifteen years, through February 2011, with automatic annual renewals thereafter unless terminated pursuant to the terms of the agreement.

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- -------------------------------------------------------------------------------


         Additionally, the Company and affiliated entity entered into an agreement which provides the Company, at its sole discretion, an option to repurchase the distribution rights from the affiliated entity through August 1998. Management has not exercised its option as of April 30, 1996 nor does it currently intend to exercise the option. The repurchase price includes a combination of cash, stock options and royalty payments, the amount of which depends on the date of repurchase, if elected by the Company.

7.       STOCKHOLDERS' EQUITY (DEFICIT)

         During December 1995, the Company issued 8,200 shares of non-voting Class B convertible preferred stock at $1,000 per share, for cash proceeds of $7,137,544, net of issuance costs of $1,062,456. The Class B preferred stockholders are entitled to a liquidation preference of $1,000 per share of Class B preferred stock and an amount equal to 10% of the original Class B preferred stock issue price per annum since the issuance date. The preferred stockholders are not entitled to any cash dividends.

         Each preferred share may be converted, at the option of the Class B preferred stockholder, into that number of common shares calculated by: (a) taking ten percent (10%) of one thousand dollars ($ 1,000) pro-rated for the number of days between the closing date and the conversion date plus (b) one thousand dollars ($1,000), (c) divided by the conversion price ($3.06875 at April 30, 1996), as defined in the agreement. During fiscal 1996, 1,400 shares of Class B preferred stock were converted into 469,144 common shares. All outstanding Class B preferred stock will automatically be converted into shares of the Company's common stock on December 15, 1998.

         The Company has the right to redeem, in whole or in part, the Class B preferred stock upon receipt of a notice of conversion from the preferred stockholder. Additionally, the Company has the right to redeem, at its discretion, any or all of the Class B preferred stock as long as the initial redemption is equal to or exceeds $1,500,000. The redemption price at the Company's election ranges from 130% to 105% of the stated value, depending on the date of redemption notice.

         The Class A preferred stockholders were entitled to a liquidation preference of $60 per share of Class preferred stock and any declared but unpaid dividends. Class A preferred stockholders could convert, at their option, each Class A preferred stock share into 80 fully-paid and nonassessable shares of common stock. As a result of certain common stock transactions, the conversion ratio had increased from 50 shares of common stock for each Class A preferred stock at April 30, 1994 to 80 shares thereafter. During fiscal 1995, 5,775 shares of Class A preferred stock were converted into 288,750 shares of common stock, pursuant to the election of the Class A preferred stockholders. In connection with the commencement of the Phase Three clinical trials, the remaining 4,225 shares of Class A preferred stock were automatically converted into 338,000 shares of common stock during fiscal 1996.

         As a result of the Company's merger (Note 2), the Company issued 1,079,333 shares of its common stock to stockholders of CBI.

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- --------------------------------------------------------------------------------


     During August 1992 and February 1994, the Company entered into stock subscription agreements with a director of the Company and an entity with which the director is affiliated. The parties agreed to purchase 2,000,000 and 1,000,000 shares of the Company's stock at $1.20 and $1.50 per share, respectively, through May 1995. During the years ended April 30, 1994, 1995 and 1996, 1,342,485, 676,167 and 55,833 shares, respectively, aggregating $1,691,381, $1,014,250 and $83,750, respectively, were purchased under these agreements, net of issuance costs incurred in fiscal 1994 of $38,696 which was paid through the issuance of 32,247 shares of the Company's common stock. There were no costs incurred related to the fiscal 1995 and 1996 issuances.

     Notes receivable from sale of common stock are generally noninterest-bearing and are due April 30, 1997.

8.   STOCK OPTION PLANS AND STOCK WARRANTS

     In December 1982, January 1986 and June 1994, the Company adopted stock option plans providing for the granting of options to officers and key employees to purchase up to 1,700,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant. The options generally expire ten years after the date of grant. Option activity for each of the three years in the period ended April 30, 1996 is described as follows:

                                    1996                          1995                         1994
                        ----------------------------  -----------------------------  -----------------------------
                                           PRICE                          PRICE                         PRICE
                          SHARES         PER SHARE       SHARES         PER SHARE      SHARES          PER SHARE
         BALANCE,
           beginning
           of year          545,000     ($.27 - $1.75)   563,667      ($.27 - $1.75)   410,000      ($.27 - $1.50)

         Granted            588,982     ($1.00 - $2.50)                                153,667      ($1.75)
         Exercised         (194,432)    ($1.00 - $2.50)   (6,223)     ($1.75)
         Canceled           (29,000)    ($1.75)          (12,444)     ($1.75)
                           --------                      -------                       -------

         BALANCE,
           end of year      910,550     ($.27 - $1.75)   545,000      ($.27 - $1.75)   563,667      ($.27 - $1.75)
                           ========                      =======                       =======

     At April 30, 1996, options to purchase 512,850 shares of the Company's common stock were exercisable and options to purchase 68,795 shares were available for grant under these plans. Included in outstanding options at April 30, 1996 are contingent options to purchase 160,000 shares of common stock which became exercisable in October 1993 when the Company attained equity financing of at least $3,000,000. As the fair market value exceeded the exercise price at the time the contingency was resolved, the Company recognized $296,000 in compensation expense during the year ended April 30,

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- ------------------------------------------------------------------------------

     1994 related to these options. Also included in outstanding options at April 30, 1996 are options to purchase 100,000 shares of common stock which become exercisable only if the Company experiences a change in ownership of greater than 50%. These options generally expire ten years after the date of grant.

     Subject to stockholder approval, the Company has adopted an additional stock option plan providing for the granting of options to purchase up to 2,500,000 shares of the Company's common stock. As of April 30, 1996, options to purchase 1,795,000 were allocated for grant contingent upon stockholder approval.

     Pursuant to the Company's merger agreement (Note 2) on July 26, 1994, options to purchase 1,416,000 shares were outstanding at April 30, 1995 under CBI's stock option plan which converted into the right to acquire shares of the Company's common stock with the same terms and conditions as specified in the CBI option agreement. During fiscal 1996, 88,800 options were exercised at $.50 per share and 1,327,200 options were outstanding and exercisable at April 30, 1996. These options expire at the earlier of termination of employment or January 2003. These agreements expire in January 2003 and are collateralized by the Company's common stock.

     During fiscal 1994, the Company granted options to an unrelated party for the purchase of 100,000 shares of the Company's common stock at $3.00 per share. These options were granted in conjunction with an agreement which provides for the unrelated party to seek and attain a certain level of equity financing for the Company. The shares are exercisable upon attainment of this financing and expire five years from such date.

     During the year ended April 30, 1996, the Company granted warrants to purchase restricted shares of common stock to nonemployees pursuant to services provided. As of April 30, 1996, warrants to purchase an aggregate 397,310 shares had been granted with 393,310 shares exercisable at a price per share ranging from $3.00 to $5.30, exercisable generally through December 2000. The Company estimated that the difference between the grant price and the fair value of the warrants on the dates of grant was $348,675 based on the Black Scholes Model, which must be recognized over the exercise period. Of this amount, $10,625 was recorded as compensation expense for the year ended April 30, 1996. Future annual compensation expense ranging from approximately $34,000 to approximately $90,000 will be recognized through fiscal 2001. Certain of these warrants have piggyback registration rights through the expiration date.

     Recently Issued Accounting Standard - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions and recognition and measurement provisions for nonemployee transactions for fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- --------------------------------------------------------------------------------

         Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but would be required to disclose in a note to the financial statements pro forma net income, and if presented, net income per share as if the Company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. Adoption of the new standard will have no effect on the Company's cash flows.

         The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement of employee stock-based transactions.


9.       INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company's financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         As of April 30, 1996 and 1995, the Company had net deferred tax assets of approximately $5,211,000 and $5,350,000, respectively, all of which has been offset by a valuation allowance.

         The valuation allowance decreased $139,000 in fiscal 1996 and increased $815,000 and $4,503,000 in fiscal 1995 and 1994, respectively.

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- -------------------------------------------------------------------------------


     Net deferred tax assets are comprised of the following:


                                                                             1996             1995
            Net operating loss carryforwards                             $ 4,874,000      $ 4,943,000
            Noncash compensation                                             118,000          118,000
            General business and research and development credits             61,000           61,000
            Inventory reserve                                                 11,000           40,000
            Accrued license fee                                               40,000           40,000
            Accrued interest                                                                   36,000
            Accrued royalties                                                 25,000           30,000
            Accrued vacation                                                  13,000            6,000
            Accrued payroll and related costs                                                  24,000
            Contract losses                                                   69,000           53,000
            Depreciation and amortization                                                      (1,000)
                                                                         -----------      -----------

                                                                           5,211,000        5,350,000
            Less valuation allowance                                      (5,211,000)      (5,350,000)
                                                                         -----------      -----------

            Net deferred taxes                                           $      -         $      -
                                                                         ===========      ===========

     Primarily all of the above temporary differences existing at April 30, 1996 will reverse in 1997, except for the net operating loss carryforwards and the tax credits (see below). The Company's federal net operating loss carryforwards and the tax credit carryforwards expire as follows:

           YEAR OF                              NET OPERATING      INVESTMENT           OTHER
          EXPIRATION                               LOSSES          TAX CREDITS       TAX CREDITS
            1997                                  $     1,300         $  500           $   -
            1998                                      263,100          1,940            12,700
            1999                                      897,300          1,720            41,500
            2000                                      343,900          1,920
            2001                                      346,800            670
            2002                                      585,600
            2003                                      463,300
            2004                                    1,652,300
            2005                                    1,665,300
            2006                                      986,500

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996 (CONTINUED)
- --------------------------------------------------------------------------------

            YEAR OF                                              NET OPERATING       INVESTMENT         OTHER
          EXPIRATION                                                 LOSSES          TAX CREDITS     TAX CREDITS
            2007                                                    $   214,100        $  -           $   -
            2008                                                      1,038,200
            2009                                                      2,036,900
            2010                                                      1,690,400
                                                                    -----------        ------         -------
                                                                    $12,185,000        $6,750         $54,200
                                                                    ===========        ======         =======

          The items reconciling income taxes applied at the federal statutory rate to the income tax provision recorded for each of the three years in the period ended April 30, 1996 are primarily net operating loss carryforwards, changes in valuation allowance of deferred tax assets and state tax (benefit), net of federal effect.


10.       RELATED PARTY TRANSACTIONS

          Certain stockholders, through their separate businesses, have provided the Company with various legal, accounting and consulting services. A summary of such professional fees for each of the three years in the period ended April 30 are as follows:

                                                                     1996               1995            1994
               Professional fees paid                              $377,378           $ 57,500        $150,000
               Professional fees expensed                          $170,659           $137,300        $212,594
               Professional fees payable at April 30               $ 65,495           $272,214        $180,381


11.       FOURTH QUARTER ADJUSTMENTS

          During the fourth quarter of the year ended April 30, 1995, pursuant to a sales contract with a third party in which the estimated costs related to this contract exceeded sales prices, the Company increased its lower of cost or market inventory reserve by $98,722, which has been included in research and development expenses, and recorded a reserve for contract losses related to future expected losses from inventory costs in excess of the sale price of $132,071.

TECHNICLONE INTERNATIONAL CORPORATION                               SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30,1996
- -------------------------------------------------------------------------------


                         BALANCE       CHARGED TO                    BALANCE
                      AT BEGINNING     COSTS AND                      AT END
  DESCRIPTION           OF PERIOD      EXPENSES      DEDUCTIONS     OF PERIOD
Lower of cost or
  market inventory
  reserve for the
  year ended
  April 30, 1995        $   -          $ 98,722      $     -        $ 98,722


Lower of cost or
  market inventory
  reserve for the
  year ended
  April 30, 1996        $98,722        $237,931      $(310,131)     $ 26,522


Valuation reserve
  for accounts
  receivable for
  the year ended
  April 30, 1996        $   -          $175,000      $     -        $175,000