Form 10-K/A
period 1996-04-30
TECHNICLONE INTERNATIONAL CORP
filed 1996-09-03
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended April 30, 1996

                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from              to
                                                ------------    -----------

                         Commission file number 0-17085

                     TECHNICLONE INTERNATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

             California                                     95-3698422
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

14282 Franklin Avenue, Tustin, California                    92780-7017
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:            (714) 838-0500

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock
                                                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                               ------     ------

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



                           [Cover page 1 of 2 pages]
                               Page 1 of 8 Pages

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
                           ------      ------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                       20,869,675 shares of Common Stock
                               as of July 1, 1996


                      DOCUMENTS INCORPORATED BY REFERENCE.

         None.





                           [Cover page 2 of 2 pages]

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a)      (1)     Financial Statements (Incorporated by reference to the Exhibit contained in Registrant's Annual Report on Form 10-K for the year ended April 30, 1996 as filed with the Commission on or about July 26, 1996)


         (2) Financial Statement Schedules (Incorporated by reference to the Exhibit contained in Registrant's Annual Report on Form 10-K for the year ended April 30, 1996 as filed with the Commission on or about July 26, 1996)

         (3)     Exhibits

Exhibit                                                                                   Sequential
Number           Description                                                               Page No.
- -------          -----------                                                               ---------
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

11.1             Computation of Net Income (Loss) Per Share (Incorporated by reference to the Exhibit contained in Registrant's Annual Report on Form 10-K for the year ended April 30, 1996 as filed with the Commission on or about July 26, 1996)

22               Subsidiaries of the Registrant                                               None

23               Consent of Deloitte & Touche LLP (Incorporated by reference to the Exhibit contained in Registrant's Annual Report on Form 10-K for the year ended April 30, 1996 as filed with the Commission on or about July 26, 1996)

27               Financial Data Schedule                                                      8

(b)      Reports on Form 8-K:
         -------------------

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

**** Incorporated by reference to the exhibit contained in Registrant's Current Report on Form 8-K dated April 29, 1988.

***** Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8 filed August 4,
                 1983 (File No. 2-85628).

****** Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8 dated June 16,
                 1987 (File No. 33-15102).


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECHNICLONE INTERNATIONAL CORPORATION



Dated:  August 28, 1996             By:        /ss/ Lon H. Stone
                                        ----------------------------------
                                              Lon H. Stone, President




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Capacity                          Date
- ---------                                  --------                          ----
 /ss/ Lon H. Stone                         Chairman of the Board,            August 28, 1996
- ----------------------------------         President, Chief Executive
Lon H. Stone                               Officer and Director



 /ss/ William V. Moding                    Vice President-Finance,           August 28, 1996
- --------------------------                 Chief Financial Officer,
William V. Moding                          Secretary and Director



 /ss/ Rudolph C. Shepard                   Assistant Secretary               August 28, 1996
- --------------------------                 and Director
Rudolph C. Shepard


 /ss/ Clive R. Taylor, M.D.                Director                          August 28, 1996
- ----------------------------------
Clive R. Taylor, M.D.,
Ph.D.

                                           Director                          August __, 1996
- ----------------------------------
Edward Joseph Legere II


                                           Director                          August __, 1996
- ----------------------------------
Carmelo J. Santoro