Form 10-Q
period 1996-07-31
TECHNICLONE INTERNATIONAL CORP
filed 1996-09-13
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JULY 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ________________ to ________________

                         Commission file number 0-17085

                      TECHNICLONE INTERNATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

           CALIFORNIA                                       95-3698422
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)

14282 FRANKLIN AVENUE, TUSTIN, CALIFORNIA                      92780
 (Address of principal executive offices)                   (Zip Code)

                                 (714) 838-0500
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed, since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES / / NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        21,042,409 shares of Common Stock
                              as of August 15, 1996

                               Page 1 of 16 pages

ITEM 1 -   FINANCIAL STATEMENTS

         The following financial statements required to be provided by this Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report, Form 10-Q:

                                                                                             Page
         Balance Sheets at April 30, 1996 and July 31, 1996 (unaudited) ....................9, 10

         Statements of Operations for the periods from May 1, 1995 to
         July 31, 1995 and from May 1, 1996 to July 31, 1996;
         (unaudited) ......................................................................    11

         Statement of Stockholders' Equity for the period from April 30, 1996
         through July 31, 1996 (unaudited).................................................    12

         Statements of Cash Flows for the periods May 1, 1995 to July 31, 1995 and from May 1, 1996 to July 31, 1996 (unaudited).................................13, 14

         Notes to Financial Statements.....................................................    15

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Additional Factors that May Affect Future Results".

         The financial statements set forth in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements set forth in this Form 10-Q, the Company experienced losses in fiscal 1995 and 1994 and has an accumulated deficit at July 31, 1996. Management has restructured certain of its license agreements to provide it with greater control over the development and clinical trials of its antibodies. If the Company is able to achieve certain goals in relation to these antibodies, it will receive certain additional financing pursuant to the terms of an existing license agreement. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and management expects that additional funds will be required in the future. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and it could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations. During the year ended April 30, 1996, the Company received significant funding through the issuance of preferred stock and a foreign distribution agreement which has resulted in cash balances of $6,986,750 as of July 31, 1996. Management believes that the cash and cash equivalents and short-term investments of $6,986,750 as of July 31, 1996 are sufficient to support the Company's estimated operations and other cash needs through at least July 31, 1997.

RESULTS OF OPERATIONS

         The Company's net loss of $948,264 for the quarter ended July 31, 1996 represents an increase of $433,162 in comparison to the net loss of $515,102 for the prior year quarter ended July 31, 1995. This increase in the net loss for the quarter ended July 31, 1996 is primarily attributable to a $519,453 increase in total costs and expenses partially offset by a $86,291 increase in total revenues.

         Revenues for the quarter ended July 31, 1996 increased $86,291, compared to the same prior year period ended July 31, 1995. This increase resulted from a $86,291 increase in interest income in comparison to the same prior year period ended July 31, 1995. Interest and other income increased during the current year as the level of idle cash funds available for investment has increased in comparison to the prior year. Management expects interest and other income to increase during the remainder of the current year in comparison to the prior year due to the increase in cash and short term investments from the closing of the issuance of the Class B Convertible Preferred Stock in December 1995 and from a distribution agreement consummated in February 1996. Management expects revenues from the sales and licensing of antibodies to increase slightly during the remainder of the fiscal year ending April 30, 1997 as the Company ships its LYM-1 antibody for use in the Phase III clinical trials.

         The Company's total costs and expenses increased $519,453 during the quarter ended July 31, 1996, in comparison to the same prior year period ended July 31, 1995. This increase resulted from a $314,066 increase in research and development expenses, a $186,831 increase in general and administrative expenses, and an $18,556 increase in interest expense in comparison to the prior year quarter ended July 31, 1995. Research and development expenses increased $314,066 for the quarter ended July 31, 1996 in comparison to the same prior year period. The increase in research and development expenses resulted from the Company's activities during the current year in preparing for and starting the Phase III clinical trials of the LYM-1 antibody and from the Company's activities in preparing for Phase I clinical trials of the TNT antibody technologies which are expected to commence in early 1997. The Company expects significant research and development expenses in the future as clinical trial activities continue.

         General and administrative expenses increased $186,831 for the quarter ended July 31, 1996 in comparison to the same period of the prior year. This increase in current year expenses has resulted primarily from the addition of administration personnel and from expanded public relations activities. Interest expense increased $18,556 during the quarter ended July 31, 1996 in comparison to the same period of the prior year due to a higher level of interest bearing debt outstanding during the current year as a result of a $1,020,000 real estate mortgage loan originated in April 1996 in connection with the Company's purchase of its existing facility. The Company believes that general and administrative costs will increase during the remainder of the current fiscal year due to the continued addition of personnel, the expansion of public relations activities, and the legal and printing costs associated with the Company's September 27, 1996 shareholders' meeting.

         The Company has begun Phase III testing in multi-center clinical trials of the LYM-1 antibody in late stage non-Hodgkins lymphoma patients. The clinical trials are being sponsored by Alpha Therapeutic Corporation, a wholly owned subsidiary of Green Cross of Japan. The clinical trials are being held at participating medical centers including M.D. Anderson, The Cleveland Clinic, Cornell University (N.Y.C.), George Washington University and University of Cincinnati. Following the completion of the clinical trials the Company expects to file an application with the FDA to market LYM-1 in the United States.

         On February 5, 1996,the Company entered into an agreement with Cambridge Antibody Technology, Ltd. ("CAT") to develop and market a new class of products for cancer therapy and diagnosis. The Agreement provides that the Company and CAT will develop a monoclonal antibody based upon CAT's patented technology for producing fully human monoclonal antibodies and the Company's Tumor Necrosis Technologies ("TNT"). The Agreement provides that equity in the joint venture and costs associated with the development of the product would be shared equally between the Company and CAT. The Company would retain exclusive world-wide manufacturing rights. It is anticipated that the joint venture would conduct clinical trials of TNT in both the United States and Europe.

         On February 29, 1996 the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. ("BTD"), a limited partnership controlled by a member of the Board of Directors of the Company and a major shareholder of the Company. Pursuant to the Distribution Agreement, BTD acquired the marketing rights for the LYM-1 antibody technology for certain European countries and other geographic areas not covered by the Company's existing license agreement with Alpha Therapeutic Corporation. BTD paid the Company $3,000,000 for these marketing rights. Under the terms of the Distribution Agreement, the Company retains all manufacturing rights to LYM-1 and will supply LYM-1 to BTD at preset prices. Additionally, the Company has the option under an Option Agreement to repurchase the marketing rights to LYM-1 for a thirty month period. The repurchase price, if repurchase is elected by the Company at its sole discretion, includes a combination of cash, stock options and royalty payments to be made to BTD, the amount of which depends on when the repurchase option is elected by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1996, the Company had $6,986,750 in cash and short term investments and working capital of $6,388,541 compared to $8,078,201 in cash and short term investments and working capital of $7,460,514 at April 30, 1996.

CAPITAL COMMITMENTS

         During the remainder of the year ending April 30, 1997 the Company expects to acquire significant additional assets including an additional building and additional building improvements, furniture, fixtures and equipment to expand operations.

         As of July 31, 1996, the Company had commitments to spend approximately $600,000 on building improvements, furniture, and fixtures in connection with the construction of office facilities in the unimproved portion of the existing building which was purchased in April 1996. Also, as of July 31, 1996, the Company had commitments to spend approximately $200,000 on additional laboratory and production equipment to expand antibody production capabilities.

         On September 11, 1996, the Company entered into a Purchase Agreement for Real Property and Escrow Instructions dated as of September 11, 1996 with TR KOLL TUSTIN TECH CORP. ("Koll"). Under the terms of the agreement, the Company agreed to purchase from Koll land and a building located at 14272 Franklin Avenue, Tustin, California 92780 for the purchase price of $1,524,663. This 24,201 square foot building is adjacent to the Company's existing building which was purchased in April 1996. The building to be purchased is partially occupied by tenants under the terms of leasing arrangements and the balance of the building, consisting of approximately 5,000 square feet, will be occupied by the Company over the next six months to support expanded in-house research and development operations. The Company retains the option to terminate the tenant leases at the end of a two year period if needed to expand its antibody production capabilities. The Company expects to make a down payment of approximately $500,000 towards the building purchase and to finance the balance under the terms of a mortgage loan currently being negotiated. The closing of the transaction is expected to take place on or before October 15, 1996.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         FUTURE OPERATING RESULTS. Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the availability and cost of components of those products, and the Company's ability to manage expense levels.

         NEED FOR ADDITIONAL CAPITAL. At July 31, 1996, the Company had $6,986,750 in cash and short term investments which management believes is sufficient to support the Company's estimated operations and other cash needs through at least July 31, 1997. As of July 31, 1996, the Company had significant commitments for expenditures for building improvements, equipment, furniture and fixtures. The Company has continued to experience negative cash flows since its inception and expects the negative cash flow to continue for the foreseeable future. The Company expects that the monthly negative cash flow will increase as a result of increased activities with the Phase III clinical trials for LYM-1 and the significantly increased research and development with the Company's other products, including Tumor Necrosis Therapy ("TNT"). As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain research and development and provide for future clinical trials. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale and licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it or at all, or that sufficient additional capital will be raised to research and develop the Company's additional products. The Company is discussing the possibility of raising additional funds with several investment banking firms, but as of July 31, 1996, the Company had not entered into any firm commitments for additional funds. If the initial results from the Phase III clinical trials of LYM-1 are poor, the results may have a material adverse effect upon the Company's ability to raise additional capital, which would affect the Company's ability to continue a full-scale research and development effort for its antibody technologies. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing there would be a material adverse effect on the Company's business, financial position and results of operations.

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

         EARTHQUAKE RISKS. The Company's corporate headquarters facility, at which the majority of its research and development activities are conducted, is located near major earthquake faults which have experienced earthquakes in the past. The Company does not carry earthquake insurance on its facility due to its prohibitive cost. In the event of a major earthquake or other disaster affecting the Company's facilities, the operations and operating results of the Company could be adversely affected.

         STOCK PRICE FLUCTUATIONS AND LIMITED TRADING VOLUME. The Company's participation in the highly competitive biotechnology industry often results in significant volatility in the Company's common stock price. Also, at times there is a limited trading volume in the Company's stock. This volatility in the stock price and limited trading volume are significant risks investors should consider.

         FORWARD LOOKING STATEMENTS. This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture its products; competitive conditions within the industry may change adversely; upon development of the Company's products, demand for the Company's products may weaken; the market may not accept the Company's products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures, and (ii) obtaining new sources of external financing prior to the expiration of existing support arrangements or capital. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                                     PART II

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Report on Form 8-K.

         (a)  Exhibits:

         Exhibit Number                       Description

              27                              Financial Data Schedule

         (b)  Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TECHNICLONE INTERNATIONAL CORPORATION

                                  By:  /ss/ Lon H. Stone
                                     ------------------------------------------

                                  By:  /ss/ William V. Moding
                                     ------------------------------------------


Dated: September 13, 1996

                      TECHNICLONE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS

                                                             April 30,              July 31,
                                                                1996                  1996
                                                            -----------           -----------
                                                                                  (Unaudited)

ASSETS
- ------

CURRENT ASSETS:
Cash and cash equivalents..............................     $ 4,179,313           $ 6,986,750
Short-term investments.................................       3,898,888                    --
Accounts receivable, net...............................          95,146                19,578
Inventories, net.......................................          93,921               180,880
Prepaid expenses and other current assets..............          17,294                 9,194
                                                            -----------           -----------
Total current assets...................................       8,284,562             7,196,402
                                                            -----------           -----------

PROPERTY:
Land...................................................         525,255               525,255
Building and improvements..............................       1,298,416             1,391,472
Laboratory equipment...................................       1,139,663             1,218,433
Furniture and fixtures.................................          78,155                95,759
                                                            -----------           -----------
Total..................................................       3,041,489             3,230,919
                                                            -----------           -----------
Less accumulated depreciation
  and amortization.....................................        (722,436)             (784,395)
                                                            ------------          -----------
Property--net...........................................       2,319,053            2,446,524
                                                            -----------           -----------

OTHER ASSETS:
Patents, net...........................................         166,585               164,933
Other..................................................           5,557                 5,557
                                                            -----------           -----------
Total other assets.....................................         172,142               170,490
                                                            -----------           -----------
TOTAL..................................................     $10,775,757           $ 9,813,416
                                                            ===========           ===========

                See accompanying notes to financial statements.

                      TECHNICLONE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS

                                                                        April 30,           July 31,
                                                                          1996                 1996
                                                                     ------------        ------------
                                                                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY:
- -------------------------------------

CURRENT LIABILITIES:
Accounts payable.................................................    $    230,144        $    212,996
Accrued legal and accounting fees
  (primarily to a related party).................................          99,495              89,256
Accrued payroll and related costs................................          88,791              66,423
Accrued license termination fee..................................         100,000             100,000
Accrued royalties................................................          61,667              81,667
Accrued interest.................................................              --               8,303
Reserve for contract losses......................................         173,563             173,563
Current portion of long-term debt                                          32,968              33,758
Other current liabilities........................................          37,420              41,895
                                                                     ------------        ------------
Total current liabilities........................................         824,048             807,861
                                                                     ------------        ------------
LONG TERM DEBT - MORTGAGE LOAN  .................................         987,032             981,142
                                                                     ------------        ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred Stock--$1.00 par value (authorized,
  100,000 shares; Class B Convertible Preferred
  Stock, outstanding, 6,800 shares at April 30, 1996
  and 4,150 shares at July 31, 1996)
  (liquidation preference of $4,393,315
  at July 31, 1996)..............................................           6,800               4,150
Common Stock--no par value (authorized,
  30,000,000 shares; outstanding, 20,048,014
  shares at April 30, 1996 and 20,955,762
  shares at July 31, 1996).......................................      21,133,968          23,448,608
Additional paid-in capital ......................................       6,061,171           3,757,181
Accumulated deficit..............................................     (17,760,680)        (18,708,944)
                                                                      -----------        ------------
Total............................................................       9,441,259           8,500,995
Less notes receivable from sale of common stock..................        (476,582)           (476,582)
                                                                     ------------        ------------
Net stockholders' equity.........................................       8,964,677           8,024,413
                                                                     ------------        ------------
TOTAL............................................................    $ 10,775,757        $  9,813,416
                                                                     ============        ============

                See accompanying notes to financial statements.

                      TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                       JULY 31,               JULY 31,
                                                         1995                  1996
                                                      ---------               -------
                                                      (Unaudited)            (Unaudited)

REVENUES:
Net sales.........................................    $        --            $        --
Licensing fees....................................             --
Interest income...................................             11                 86,302
                                                      -----------            -----------
Total revenues....................................             11                 86,302
                                                      -----------            -----------
COSTS AND EXPENSES:
Cost of sales.....................................             --                     --
Research and development..........................        264,056                578,122
General and administrative:
         Unrelated entities.......................        213,352                376,215
         Affiliates...............................         31,287                 55,255
Interest..........................................          6,418                 24,974
                                                      -----------            -----------
Total costs and expenses..........................        515,113              1,034,566
                                                      -----------            -----------
NET LOSS..........................................    $  (515,102)           $  (948,264)
                                                      ============           ============
WEIGHTED AVERAGE SHARES
 OUTSTANDING......................................     16,930,811             20,686,817
                                                      ===========            ===========
LOSS PER COMMON SHARE.............................    $      (.03)           $      (.05)
                                                      ============           ===========

                See accompanying notes to financial statements.

                      TECHNICLONE INTERNATIONAL CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                             NOTES
                                                                                                          RECEIVABLE
                                                                               ADDITIONAL     ACCUMU-        FROM
                                  PREFERRED STOCK         COMMON STOCK           PAID-IN       LATED        SALE OF
                                  SHARES   AMOUNT      SHARES       AMOUNT       CAPITAL      DEFICIT        STOCK        TOTAL
                                  ------   ------    ----------   -----------  -----------  ------------   ---------   -----------
BALANCE AT
April 30, 1996................    6,800   $ 6,800    20,048,014   $21,133,968  $ 6,061,171  $(17,760,680)  $(476,582)  $8,964,677

Common stock issued
upon exercise of stock
options (unaudited)...........                            8,000         8,000                                               8,000

Common Stock issued
upon conversion of Class B
Convertible Preferred Stock
(unaudited)...................   (2,650)   (2,650)      899,748     2,306,640   (2,303,990)                                    --

Net loss
(unaudited)...................                                                                  (948,264)                 (948,264)

BALANCE AT
JULY 31,1996                      -----   -------    ----------   -----------  -----------  ------------   ---------   -----------
(unaudited)...................    4,150   $ 4,150    20,955,762   $23,448,608  $ 3,757,181  $(18,708,944)  $(476,582)  $ 8,024,413
                                  =====   =======    ==========   ===========  ===========  ============   =========   ===========

                See accompanying notes to financial statements.

                      TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                           JULY 31,           JULY 31,
                                                             1995               1996
                                                          ---------          ---------
                                                          (Unaudited)        (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss..............................................    $(515,102)         $ (948,264)
Adjustments to reconcile net
loss to net cash used
by operating activities:
   Depreciation and amortization......................       47,514              69,786
   Common stock issued
    for services......................................       57,100                  --
   Changes in operating assets and liabilities:
   Decrease in accounts receivable....................        2,378              75,568
   (Increase) in inventory............................       (2,475)            (86,959)
   Decrease in prepaid expenses.......................           --               8,100
   Increase (Decrease) in accounts payable............       82,515             (17,148)
   Increase in accrued and
    other current liabilities.........................       95,769                 171
                                                          ---------          ----------
Net cash used by operating activities.................     (232,301)           (898,746)
                                                          ---------          ----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds from sale of short-term investments..........           --           3,898,888
Property acquisitions.................................      (18,434)           (189,430)
Patent costs capitalized..............................      (35,275)             (6,175)
                                                          ---------          ----------
Net cash (used) provided by investing activities......      (53,709)          3,703,283
                                                          ---------          ----------

[Continued on next page]


                See accompanying notes to financial statements.

                      TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                         [Continued from previous page]

                                                                       THREE MONTHS ENDED
                                                                    JULY 31,             JULY 31,
                                                                      1995                 1996
                                                                   ----------           ----------
                                                                   (Unaudited)           (Unaudited)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Principal payments on short-
  and long-term borrowings.....................................     $     --            $   (5,100)
Proceeds from sale of common stock.............................      298,150                 8,000
                                                                    --------            ----------
Net cash provided by financing activities......................      298,150                 2,900
                                                                    --------            ----------
INCREASE IN CASH...............................................       12,140             2,807,437

CASH AT BEGINNING OF PERIOD....................................       35,642             4,179,313
                                                                    --------            ----------

CASH AT END OF PERIOD..........................................     $ 47,782            $6,986,750
                                                                    ========            ==========

SUPPLEMENTAL INFORMATION:

Interest paid..................................................     $  1,248            $   16,671
                                                                    ========            ==========
Income taxes paid..............................................     $    800            $      800
                                                                    ========            ==========

                See accompanying notes to financial statements.

                      TECHNICLONE INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(1) The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at July 31, 1996, and the results of its operations and its cash flows for the three month periods ended July 31, 1996 and 1995. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Securities and Exchange Commission on July 26, 1996.

(2) Going Concern -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1995 and 1994 and has an accumulated deficit at July 31, 1996. Management has restructured certain of its license agreements to provide it with greater control over the development and clinical trials of its antibodies. If the Company is able to achieve certain goals in relation to these antibodies, it will receive certain additional financing pursuant to the terms of an existing license agreement. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and management expects that additional funds will be required in the future. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and it could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations. During the year ended April 30, 1996, the Company received significant funding through the issuance of preferred stock and a foreign distribution agreement which has resulted in cash balances of $6,986,750 as of July 31, 1996. Management believes that the cash and cash equivalents and short-term investments of $6,986,750 as of July 31, 1996 are sufficient to support the Company's estimated operations and other cash needs through at least July 31, 1997.

(3) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.