Form 10-Q
period 1996-10-31
TECHNICLONE INTERNATIONAL CORP
filed 1996-12-16
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended OCTOBER 31, 1996
                                                        OR
  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to
                                        -----------------    ----------------

                         Commission file number 0-17085

                      TECHNICLONE INTERNATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

           CALIFORNIA                                           95-3698422
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

14282 FRANKLIN AVENUE, TUSTIN, CALIFORNIA                         92780
(Address of principal executive offices)                        (Zip Code)

                                 (714) 838-0500
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed, since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES /X/. NO / /.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES / /. NO / /.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        21,535,266 shares of Common Stock
                             as of November 30, 1996

                               Page 1 of 19 pages

                         PART I -- FINANCIAL INFORMATION

ITEM 1   -      FINANCIAL STATEMENTS

        The following financial statements required to be provided by this Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report, Form 10-Q:

                                                                                                           Page
                                                                                                           ----
         Balance Sheets at April 30, 1996 and October 31, 1996 (unaudited)..............................  11, 12

         Statements of Operations for the periods from August 1, 1995 to October
         31, 1995 and from August 1, 1996 to October 31, 1996; from May 1, 1995 to October 31, 1995 and from May 1, 1996 to
         October 31, 1996 (unaudited) ..................................................................      13

         Statement of Stockholders' Equity for the period from April 30, 1996
         through October 31, 1996 (unaudited)...........................................................      14

         Statements of Cash Flows for the periods August 1, 1995 to October 31,
         1995 and from August 1, 1996 to October 31, 1996; from May 1, 1995 to
         October 31, 1995 and from May 1, 1996 to October 31, 1996  (unaudited).........................  15, 16

         Notes to Financial Statements..................................................................  17, 18


ITEM 2  --   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Additional Factors that May Affect Future Results".

         GOING CONCERN -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1996 and during the first six months of fiscal 1997 and has an accumulated deficit at October 31, 1996. Management has restructured certain of its license agreements to provide it with greater control over the development and clinical trials of its antibodies. If the Company is able to achieve certain goals in relation to these antibodies, it will receive certain additional financing pursuant to the terms of an existing license agreement. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and management expects that additional funds will be required in the future to continue to fund operations and clinical trials. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and it could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations. During the year ended April 30, 1996, the Company received significant funding through the issuance of preferred stock and a foreign distribution agreement which has resulted in cash and short-term investment balances of $4,884,487 as of October 31, 1996. Management believes that additional capital must be raised to support the Company's continued operations and other cash needs, including facilities expansion and construction, during the twelve months ending on October 31, 1997.

RESULTS OF OPERATIONS

         The Company's net loss of $1,520,031 for the quarter ended October 31, 1996 represents an increased loss of $981,010 in comparison to the net loss of $539,021 for the prior year quarter ended October 31, 1995. This increase in the net loss for the quarter ended October 31, 1996 is primarily attributable to an $1,067,043 increase in total costs and expenses partially offset by a $86,033 increase in total revenues. The Company's net loss of $2,468,295 for the six months ended October 31, 1996 represents an increase of $1,414,172 in comparison to the net loss of $1,054,123 for the six months ended October 31, 1995. This increase in the year-to-date loss is primarily attributable to a $1,034,566 increase in total costs and expenses partially offset by a $172,324 increase in total revenues.

         Revenues for the quarter ended October 31, 1996 increased $86,033, compared to the same prior year period ended October 31, 1995. This increase resulted from a $80,989 increase in interest income and a $5,044 increase in rental income in comparison to the same prior year period ended October 31, 1995. Revenues for the six months ended October 31, 1996 increased $172,324 compared to the same prior year period ended October 31, 1995. This increase resulted from a $167,280 increase in interest income and a $5,044 increase in rental income in comparison to the same prior year period ended October 31, 1995. Interest income increased during the current year as the level of idle cash funds available for investment has increased in comparison to the prior year. Rental income increased during the current year a result of the Company's purchase of a second building on October 25, 1996, which is partially leased to tenants. Management expects interest income to increase during the remainder of the current year in comparison to the prior year due to the increase in cash and short term investments from the closing of the issuance of the Class B Convertible Preferred Stock in December 1995 and from a distribution agreement consummated in February 1996. Management expects rental income from tenants to increase to approximately $44,000 per quarter for the remainder of the current year. Management expects revenues from the sales and licensing of antibodies to increase slightly during the remainder of the fiscal year ending April 30, 1997 as the Company ships its LYM-1 antibody for use in the Phase III clinical trials.

         The Company's total costs and expenses increased $1,067,043 during the quarter ended October 31, 1996, in comparison to the same prior year period ended October 31, 1995. This increase resulted from a $423,381 increase in research and development expenses, a $392,365 increase in general and administrative expenses, a $232,736 increase for stock based compensation, and a $18,561 increase in interest expense in comparison to the prior year quarter ended October 31, 1995. The Company's total costs and expenses increased $1,586,496 for the six months ended October 31, 1996 in comparison to the same prior year period ended October 31, 1995. This increase resulted from a $737,447 increase in research and development expenses, a $579,196 increase in general and administrative expenses, a $232,736 increase in stock compensation expense and a $37,117 increase in interest expense in comparison to the same prior year period ended October 31, 1995. Research and development expenses increased

$423,381 for the quarter ended October 31, 1996 and $737,447 for the six months ended October 31, 1996 in comparison to the same prior year periods ended October 31, 1995. The increase in research and development expenses resulted from the Company's activities during the current year in preparing for and starting the Phase III clinical trials of the LYM-1 antibody and from the Company's activities in preparing for Phase I clinical trials of the TNT antibody technologies which are expected to commence in 1997. The Company expects significant research and development expenses in the future as clinical trial activities continue.

         General and administrative expenses increased $392,365 for the quarter ended October 31, 1996 and $579,196 for the six months ended October 31, 1996 in comparison to the same periods of the prior year. This increase in current year expenses has resulted primarily from the addition of administrative personnel, from expanded public relations activities, and from the legal and printing costs associated with the Company's September 27, 1996 shareholders' meeting. Noncash stock based compensation increased $232,736 for the three and six month periods ended October 31, 1996, primarily as a result of options to purchase the Company's common stock being granted to employees, consultants and members of the Company's Scientific Advisory Board. These options became effective in September 1996, upon the approval of the Company's 1996 Stock Incentive Plan by the shareholders of the Company. Interest expense increased $18,561 during the quarter ended October 31, 1996 and $37,117 for the six months ended October 31, 1996 in comparison to the same periods of the prior year due to a higher level of interest bearing debt outstanding during the current year as a result of a $1,020,000 real estate mortgage loan originated in April 1996 in connection with the Company's purchase of its existing facility and an additional $1,020,000 real estate mortgage loan originated in October 1996 in connection with the Company's purchase of an additional building which is adjacent to the building purchased in April 1996.

         The Company believes that total costs and expenses will increase during the remainder of the current fiscal year due to the continued addition of personnel, the expansion of public relations activities, increased depreciation, additional stock based compensation expense, and increased interest expenses due to the purchase of the Company's facility and additional building.

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

         On February 29, 1996 the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. ("BTD"), a limited partnership controlled by a major shareholder and a member of the Board of Directors of the Company. Pursuant to the Distribution Agreement, BTD acquired the marketing rights for the LYM-1 antibody technology for certain European countries and other geographic areas not covered by the Company's existing license agreement with Alpha Therapeutic Corporation. BTD paid the Company $3,000,000 for these marketing rights. Under the terms of the Distribution Agreement, the Company retains all manufacturing rights to LYM-1 and will supply LYM-1 to BTD at preset prices. Additionally, the Company has the option under an Option Agreement to repurchase the marketing rights to LYM-1 for a thirty month period. The repurchase price, if repurchase is elected by the Company at its sole discretion, includes a combination of cash, stock options and royalty payments to be made to BTD, the amount of which depends on when the repurchase option is elected by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1996, the Company had $4,884,487 in cash and short term investments and working capital of $4,260,894 compared to $8,078,201 in cash and short term investments and working capital of $7,460,514 at April 30, 1996.

CAPITAL COMMITMENTS

         During the remainder of the year ending April 30, 1997 the Company expects to acquire significant additional assets including additional building improvements, furniture, fixtures and equipment to expand operations.

         As of October 31, 1996, the Company had commitments to spend approximately $400,000 on building improvements, furniture, and equipment in connection with the construction of office facilities in the building which was purchased in April 1996. As of October 31, 1996, the Company had no additional firm commitments to acquire laboratory and production equipment. However, the Company expects to acquire significant additional laboratory and production equipment during the remainder of the current year ending on April 30, 1997, to expand antibody production capabilities.


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

         NEED FOR ADDITIONAL CAPITAL. At October 31, 1996, the Company had $4,884,487 in cash and short term investments. It also had significant commitments for expenditures for building improvements, equipment, furniture and fixtures and expects these expenditures to increase in the future. The Company has continued to experience negative cash flows since its inception and expects the negative cash flow to continue for the foreseeable future. The

Company expects that the monthly negative cash flow will increase as a result of increased activities with the Phase III clinical trials for LYM-1 and as a result of significantly increased research, development and clinical trial costs associated with the Company's other products, including Tumor Necrosis Therapy ("TNT"). As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain research and development and provide for future clinical trials. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale and licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it or at all, or that sufficient additional capital will be raised to research and develop the Company's additional products. The Company is discussing the possibility of raising additional funds with various investment banking firms and private investors, but as of October 31, 1996, the Company had not entered into any firm commitments for additional funds. If the initial results from the Phase III clinical trials of LYM-1 are poor, the results may have a material adverse effect upon the Company's ability to raise additional capital, which would affect the Company's ability to continue a full-scale research and development effort for its antibody technologies. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing there would be a material adverse effect on the Company's business, financial position and results of operations.

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

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                           The Company held an annual meeting of the shareholders (the "Shareholder Meeting") on September 27, 1996.

                           At the Shareholder Meeting the incumbent directors Lon H. Stone, William V. Moding, R.C. Shepard, Clive
                           R. Taylor and Edward Joseph Legere, II were re-elected and Carmelo J. Santoro was elected to the Board of Directors to serve until the next meeting of the shareholders or until their respective successors are elected and qualified.

                           The number of shares voted in favor of the election of Lon H. Stone to the Board of Directors was 18,131,271 and the number of shares voted against or withheld were 67,406. The number of shares voted in favor of the election of William V. Moding to the Board of Directors was 18,133,871 and the number of shares voted against or withheld were 64,806. The number of shares voted in favor of the election of R.C. Shepard to the Board of Directors was 18,133,871 and the number of shares voted against or withheld were 64,806. The number of shares voted in favor of the election of Clive R. Taylor to the Board of Directors was 18,114,912 and the number of shares voted against or withheld were 83,765. The number of shares voted in favor of the election of Edward Joseph Legere II to the Board of Directors was 18,129,176 and the number of shares voted against or withheld were 69,501. The number of shares voted in favor of the election of Carmelo J. Santoro to the Board of Directors was 18,133,628 and the number of shares voted against or withheld were 65,049.

                           In addition, the shareholders approved the following:
                           (i) a change in the Company's state of incorporation from California to Delaware and certain other changes in the charter documents of the Company (Proposal 2);
                           (ii) the Company's 1996 Stock Incentive Plan
                           (Proposal 3); (iii) the appointment of Deloitte & Touche LLP as independent auditors (Proposal 4). The number of shares voting in favor of Proposal 2 was 11,420,710, the number of shares voting against or withheld were 260,267 and the number of shares which abstained were 68,970. The number of shares voting in favor of Proposal 3 was 11,120,445, the number of shares voting against or withheld were 509,699 and the number of shares which abstained were 109,803. The number of shares voting in favor of Proposal 4 was 18,217,178, the number of shares voting against or withheld were 39,553 and the number of shares which abstained were 40,546.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Report on Form 8-K.

                  (a)      Exhibits:

                  Exhibit Number                     Description
                  --------------                     -----------

                       27                            Financial Data Schedule

                  (b) Reports on Form 8-K: Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 1, 1996 reporting the close of the purchase of the real property commonly known as 14272 Franklin Avenue, Tustin, California.

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


                                           TECHNICLONE INTERNATIONAL CORPORATION


                                           By:      /ss/ Lon H. Stone
                                               ---------------------------------

                                           By:    /ss/ William V. Moding
                                               ---------------------------------

                      TECHNICLONE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS

                                                 April 30,        October 31,
                                                   1996              1996
                                                   ----              ----
                                                                  (Unaudited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents ...............      $  4,179,313       $ 3,900,404
Short-term investments ..................         3,898,888           984,083
Accounts receivable, net ................            95,146            19,942
Inventories, net ........................            93,921           190,362
Prepaid expenses and other current assets            17,294             5,802
                                               ------------       -----------

Total current assets ....................         8,284,562         5,100,593
                                               ------------       -----------

PROPERTY:
Land ....................................           525,255         1,050,510
Buildings and improvements ..............         1,298,416         2,663,226
Laboratory equipment ....................         1,139,663         1,307,114
Furniture and fixtures ..................            78,155           107,196
                                               ------------       -----------
Total ...................................         3,041,489         5,128,046
Less accumulated depreciation
  and amortization ......................          (722,436)         (855,017)
                                               ------------       -----------

Property--net ...........................         2,319,053         4,273,029
                                               ------------       -----------

OTHER ASSETS:
Patents, net ............................           166,585           157,106
Other ...................................             5,557             5,557
                                               ------------       -----------
Total other assets ......................           172,142           162,663
                                               ------------       -----------

TOTAL ...................................      $ 10,775,757       $ 9,536,285
                                               ============       ===========


                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                      TECHNICLONE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS


                                                             April 30,       October 31,
                                                               1996             1996
                                                               ----             ----
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
Accounts payable ...................................      $    230,144       $    220,366
Accrued legal and accounting fees
  (primarily to a related party) ...................            99,495             60,258
Accrued payroll and related costs ..................            88,791             86,875
Accrued license termination fee ....................           100,000            100,000
Accrued royalties ..................................            61,667             61,667
Accrued interest ...................................                --              7,956
Reserve for contract losses ........................           173,563            173,563
Current portion of long-term debt ..................            32,968             67,809
Other current liabilities ..........................            37,420             61,205
                                                          ------------       ------------
Total current liabilities ..........................           824,048            839,699
                                                          ------------       ------------

LONG TERM DEBT - MORTGAGE LOANS ....................           987,032          1,959,468
                                                          ------------       ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred Stock--$1.00 par value (authorized,
  100,000 shares; Class B Convertible Preferred
  Stock, outstanding, 6,800 shares at April 30, 1996
  and 2,750 shares at October 31, 1996)
  (liquidation preference of $2,980,548
  at October 31, 1996) .............................             6,800              2,750
Common Stock--no par value (authorized,
  30,000,000 shares; outstanding, 20,048,014
  shares at April 30, 1996 and 21,446,389
  shares at October 31, 1996) ......................        21,133,968         24,667,211
Additional paid-in capital .........................         6,061,171          2,772,714
Accumulated deficit ................................       (17,760,680)       (20,228,975)
                                                          ------------       ------------
Total ..............................................         9,441,259          7,213,700
Less notes receivable from sale of common stock ....          (476,582)          (476,582)
                                                          ------------       ------------
Net stockholders' equity ...........................         8,964,677          6,737,118
                                                          ------------       ------------

TOTAL ..............................................      $ 10,775,757       $  9,536,285
                                                          ============       ============



                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                      TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS



                                                  Three Months Ended                 Six Months Ended
                                             October 31,       October 31,      October 31,        October 31,
                                                1995              1996              1995              1996
                                              ---------        ---------         ---------          --------
                                             (Unaudited)      (Unaudited)       (Unaudited)        (Unaudited)
REVENUES:
Net sales .............................     $         --      $         --      $         --      $         --
Licensing fees ........................               --                --                --                --
Interest income .......................               10            80,999                21           167,301
Rental income .........................               --             5,044                --             5,044
                                            ------------      ------------      ------------      ------------
Total revenues ........................               10            86,043                21           172,345
                                            ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
Cost of sales .........................               --                --                --                --
Research and development ..............          336,772           760,153           600,828         1,338,275
General and administrative:
     Unrelated entities ...............          161,137           512,670           374,489           888,885
     Affiliates .......................           34,925            75,757            66,212           131,012
     Noncash - Stock based compensation               --           232,736                --           232,736
Interest ..............................            6,197            24,758            12,615            49,732
                                            ------------      ------------      ------------      ------------
Total costs and expenses ..............          539,031         1,606,074         1,054,144         2,640,640
                                            ------------      ------------      ------------      ------------

NET LOSS ..............................     $   (539,021)     $ (1,520,031)     $ (1,054,123)       (2,468,295)
                                            ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING ..........................       18,070,954        21,256,972        17,503,998        20,971,894
                                            ============      ============      ============      ============

LOSS PER COMMON SHARE .................     $       (.03)     $       (.07)     $       (.06)     $       (.12)
                                            ============      ============      ============      ============


                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                      TECHNICLONE INTERNATIONAL CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                            NOTES
                                                                                                         RECEIVABLE
                                                                             ADDITIONAL      ACCUMU-        FROM
                             PREFERRED STOCK          COMMON STOCK            PAID-IN        LATED         SALE OF
                             SHARES   AMOUNT       SHARES      AMOUNT         CAPITAL        DEFICIT        STOCK        TOTAL
                             ------   ------       ------------------         -------      -----------   -----------     -----
BALANCE AT
April 30, 1996..............  6,800   $ 6,800    20,048,014  $21,133,968     $6,061,171   $(17,760,680)    $(476,582)   $8,964,677
--------------

Common stock issued
upon exercise of stock
options (unaudited).........                          8,000        8,000                                                     8,000

Common Stock issued
upon conversion of Class B
Convertible Preferred Stock
(unaudited)................. (4,050)   (4,050)    1,390,375    3,525,243     (3,521,193)                                        --

Noncash Stock based
compensation................                                                    232,736                                    232,736

Net loss
(unaudited).................                                                                (2,468,295)                 (2,468)295

BALANCE AT
OCTOBER 31,1996
(unaudited).................  2,750   $ 2,750    21,446,389  $24,667,211     $2,772,714   $(20,228,975)    $(476,582)   $6,737,118
                             ======   =======    ==========  ===========     ==========   ============     =========    ==========


                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                      TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      OCTOBER 31,     OCTOBER 31,       OCTOBER 31,     OCTOBER 31,
                                                         1995            1996              1995             1996
                                                     -------------   -------------     -------------    -----------
                                                      (Unaudited)     (Unaudited)      (Unaudited)(Unaudited)
CASH FLOWS FROM
OPERATING EXPENSES:
Net loss ...........................................     $(539,021)     $(1,520,031)     $(1,054,123)     $(2,468,245)
Adjustments to reconcile net
   loss to net cash used
   by operating activities:
      Depreciation and amortization ................        40,404           78,449           87,918          148,235
      Common stock issued
          for services .............................            --               --           57,100               --
      Stock based compensation expense .............            --          232,736               --          232,736
      Changes in operating assets and liabilities:
      (Increase) Decrease in accounts receivable ...            --             (364)           2,378           75,204
      (Increase) in inventory ......................       (16,671)          (9,482)         (18,543)         (96,441)
      Decrease in prepaid expenses .................            --            3,392               --           11,492
      Increase (Decrease) in accounts
          payable ..................................      (116,671)         (21,628)         (34,156)         (38,776)
          Increase in accrued and
        other current liabilities ..................       (86,532)          19,415            9,237           19,586
                                                         ---------      -----------      -----------      -----------
Net cash used by operating activities ..............      (717,888)      (1,217,513)        (950,189)      (2,116,259)
                                                         ---------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Proceeds from sale of short-term
   investments .....................................            --               --               --        3,898,888
Purchase of short-term
   investments .....................................            --         (984,083)              --         (984,083)
Property acquisitions ..............................        (7,906)      (1,897,127)         (26,340)      (2,086,557)
Patent costs capitalized ...........................         6,556               --          (28,719)          (6,175)
                                                         ---------      -----------      -----------      -----------
Net cash (used) provided by investing
   activities ......................................        (1,350)      (2,881,210)         (55,059)         822,073
                                                         ---------      -----------      -----------      -----------

[Continued on next page]


                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                      TECHNICLONE INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                         [Continued from previous page]



                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                      OCTOBER 31,     OCTOBER 31,      OCTOBER 31,    OCTOBER 31,
                                         1995             1996             1995          1996
                                     -------------   -------------     -----------    ----------
                                      (Unaudited)     (Unaudited)      (Unaudited)(Unaudited)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Principal payments on short-
  and long-term borrowings .......     $       --     $    (7,623)     $       --     $   (12,723)
Proceeds from issuance of
  long-term debt .................             --       1,020,000              --       1,020,000
Proceeds from sale of common stock      1,020,802              --       1,318,952           8,000
                                       ----------     -----------      ----------     -----------
Net cash provided by financing
   activities ....................      1,020,802       1,012,377       1,318,952       1,015,277
                                       ----------     -----------      ----------     -----------

INCREASE (DECREASE) IN CASH ......        301,564      (3,086,346)        313,704        (278,909)

CASH AT BEGINNING OF PERIOD ......         47,782       6,986,750          35,642       4,179,313
                                       ----------     -----------      ----------     -----------

CASH AT END OF PERIOD ............     $  349,346     $ 3,900,404      $  349,346     $ 3,900,404
                                       ----------     ===========      ==========     ===========

SUPPLEMENTAL INFORMATION:

Interest paid ....................     $    1,027     $    25,105      $    2,275     $    41,776
                                       ==========     ===========      ==========     ===========
Income taxes paid ................     $       --     $       234      $      800     $     1,034
                                       ==========     ===========      ==========     ===========


                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                      TECHNICLONE INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(1) The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at October 31, 1996, and the results of its operations and its cash flows for the three month and six month periods ended October 31, 1996 and 1995. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Securities and Exchange Commission on July 26, 1996.

(2) Going Concern -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1996 and during the first six months of fiscal 1997 and has an accumulated deficit at October 31, 1996. Management has restructured certain of its license agreements to provide it with greater control over the development and clinical trials of its antibodies. If the Company is able to achieve certain goals in relation to these antibodies, it will receive certain additional financing pursuant to the terms of an existing license agreement. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and management expects that additional funds will be required in the future. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and it could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations. During the year ended April 30, 1996, the Company received significant funding through the issuance of preferred stock and a foreign distribution agreement which has resulted in cash and short-term investment balances of $4,884,487 as of October 31, 1996. Management believes that additional capital must be raised to support the Company's continued operations and other cash needs, including facilities expansion and construction, during the twelve months ending on October 31, 1997.

(3) On October 25, 1996, the Company purchased land and a building which is adjacent to the Company's existing facility. The Company purchased the property for $1,524,663, including a cash down payment of $504,663 and the origination of a new mortgage loan in the amount of $1,020,000, which bears interest at the rate of 9.5% per annum.

(4) During the three months ended October 31, 1996, the Company recorded $232,736 in noncash stock based compensation expense. The increase in this expense primarily related to option grants made under the Company's 1996 Stock Incentive Plan (the "Plan"), which became effective upon the approval of the Plan by the shareholders, to various employees, consultants and members of the Company's Scientific Advisory

         Board. The options were granted at prices ranging between $1.50 and $5.00 per share and have vesting periods of up to 48 months. The Company expects to incur additional noncash based compensation expense relating to these grants and other grants which may be made in the future.

(5) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.