Form 10-K/A
period 1996-04-30
TECHNICLONE INTERNATIONAL CORP
filed 1997-03-05
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended April 30, 1996
                              OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _____________ to ___________


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

                            [Cover page 1 of 2 pages]
                               Page 1 of 41 Pages

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicated by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ____ NO ____.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                        20,869,675 shares of Common Stock
                               as of July 1, 1996


                      DOCUMENTS INCORPORATED BY REFERENCE.

         None.


         This Form 10-K/A Amendement No. 2, to the Annual Report on Form 10-K includes certain forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Additional Factors that May Affect Future Results" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                            [Cover page 2 of 2 pages]

                                     PART I


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 1996 COMPARED TO YEAR ENDED APRIL 30, 1995

         Techniclone International Corporation is engaged in research and development of new technologies used in the production of monoclonal antibodies and the production of specific antibodies with prospective research, diagnostic and therapeutic applications. As shown in the accompanying financial statements, the Company incurred losses during fiscal 1995 and 1994 and has an accumulated deficit at April 30, 1996. During October 1992, the Company terminated certain licensing rights with a stockholder and entered into a new licensing agreement with an unrelated entity. Under the termination agreement, the Company will be required to make certain minimum payments as defined. The new agreement provides for, among other things, the right for the Company to suggest input on the development and clinical trial process for its LYM-1 antibody technology, payments to the Company upon attainment of certain milestones and guaranteed sales prices for specified sales of LYM-1 products. See note 6 to the Financial Statements.

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

         The Company's net income of approximately $325,000 for the year ended April 30, 1996 represents an increase of approximately $7,237,000 compared to the net loss of approximately $6,912,000 for the prior year ended April 30, 1995. This increase in the net income in the 1996 year is primarily attributable to a $4,101,000 decrease in total costs and expenses and an increase of $3,136,000 in total revenues. The decrease in total costs and expenses is primarily attributable to a decease in an aggregate charge to earnings of $4,849,591 which occurred during the year ended April 30, 1995 (which represented the excess of the purchase price over the net tangible assets acquired or costs related to purchased in-process research and development) in connection with the acquisition of the remaining minority interest of Cancer Biologics Incorporated ("CBI") by the Company, which did not recur during the year ended April 30, 1996.

         Total revenues for the year ended April 30, 1996 increased approximately $3,136,000 compared to the total revenues of $7,000 the prior year ended April 30, 1995. This increase resulted from increases in sales of antibodies and other products of approximately $3,000, licensing revenue of $2,995,000 and interest income of approximately $138,000, in comparison to the prior year ended April 30, 1995. Licensing fee revenues increased during the year ended April 30, 1996 primarily from the result of an increase in licensing fees from Biotechnology Development Ltd. relating to the Company's LYM-1 antibody. On February 29, 1996 the Company entered into a distribution agreement with Biotechnology Development, Ltd. ("BTD"), a limited partnership controlled by a member of the Board of Directors of the Company and a major shareholder of the Company, which provides for BTD to acquire LYM-1 antibody technology marketing rights for certain European countries and other geographic areas not covered by its existing license agreement with Alpha Therapeutic Corporation in exchange for the payment of $3,000,000 by BTD to the Company. Under the terms of the distribution agreement, the Company retains all manufacturing rights to LYM-1 and will supply LYM-1 to BTD at preset prices. Additionally, under the Distribution Agreement, the Company has an Option to repurchase the marketing rights to LYM-1 for a thirty month period. The repurchase price, if repurchase is elected by the Company at its sole discretion, includes a combination of cash, stock options and royalty payments to be made to BTD, the amount of which depends on when the repurchase option is elected by the Company.

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

         The Company has had no significant research and development contract revenue during the year ended April 30, 1996 however the Company expects product revenues to increase due to the clinical trials of the LYM-1 antibody.

         The Company's total costs and expenses decreased approximately $4,101,000 (or 59%) for the year ended April 30, 1996 in comparison to the year ended April 30, 1995. Cost of sales increased approximately $3,000 in comparison to the prior year and sales of antibodies and other products increased approximately $3,000. Research and development expenses increased approximately $454,000 (or 37%) for the year ended April 30, 1996 in comparison to the year ended April 30, 1995. This increase in research and development expenses during the year ended April 30, 1996 resulted from the Company's activities during the year ended April 30, 1996 in preparing for the Phase III clinical trials of the LYM-1 antibody. During the year ended April 30, 1996, the Company increased its TNT development costs by approximately $63,000, in comparison to the prior year ended April 30, 1995. Also, during the year ended April 30, 1996, research and development costs relating to the LYM-1 antibody increased by approximately $391,000 due to an approximate $286,000 increase in salaries and related costs for clinical trial preparation and an approximate $105,000 increase in expenses incurred in supporting the efforts of Mills Biopharmaceuticals, Inc. ("MBI") to complete and obtain Nuclear Regulatory Commission licensing for its Oklahoma LYM-1 antibody labeling facility. Management anticipates the Company will have additional capital requirements and expenses related to development and clinical trials of its antibodies.

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

         The Company's total costs and expenses increased approximately $4,444,000 (or 180%) for the year ended April 30, 1995 in comparison to the year ended April 30, 1994. Cost of sales decreased approximately $2,000 during the year ended April 30, 1995, in comparison to the prior year ended April 30, 1994, while sales of antibodies and other products decreased approximately $4,000 during the year ended April 30, 1995. Research and development expenses decreased approximately $91,000 (or 7%) for the year ended April 30, 1995 in comparison to the year ended April 30, 1994. This decrease in research and development expenses resulted primarily from an approximate $140,000 decrease in expenses due to capitalization of inventory costs, and a $160,000 decrease in development costs of the TNT antibody technologies, offset by approximately $209,000 in increased research and development expenses relating to the Company's preparation for commencement of clinical trials of LYM-1 during the year ended April 30, 1995. During the year ended April 30, 1995, the Company produced significant quantities of LYM-1 antibody for sale and use when clinical trials begin. A portion of these production and testing costs of these LYM-1 inventories were capitalized during the year, whereas similar costs incurred prior to inventory production were expensed as research and development costs during the prior year ended April 30, 1994. During the year ended April 30, 1995, the Company decreased its TNT development costs by $160,000, in comparison to the prior year ended April 30, 1994, as funds were redirected to LYM-1 clinical trial preparation. During the year ended April 30, 1995, research and development costs relating to the LYM-1 antibody increased by approximately $209,000 due to a $102,000 increase in salaries and related costs for clinical trial preparation and a $107,000 increase in expenses during the year ended April 30, 1995 incurred in supporting the efforts of MBI to complete and obtaining NRC licensing for its Oklahoma LYM-1 antibody labeling facility.

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

         The Company incurred a $4,849,591 charge to earnings during the year ended April 30, 1995 relating to the acquisition of the remaining minority interest of CBI, effective on July 26, 1994. The excess of the purchase price over net tangible assets acquired and liabilities assumed (notes receivable and accrued liabilities) of $4,849,591 represents the difference between the fair value of the Company's common stock exchanged and the fair value of notes receivable and liabilities assumed and the difference between the fair value of the options to purchase the Company's common stock and the exercise price of the CBI options exchanged ($2,577,120). The net assets of CBI acquired and assumed by the Company consisted of notes receivable, accrued liabilities and intangible assets related to in-process research and development technology associated with the TNT antibody. The technology associated with the TNT antibody has not reached technical feasibility, was in the early stages of clinical trials and did not have any known alternative use other than the potential for treating cancer patients. The Company expects the continued development of the TNT antibody technology and clinical trials to continue over the next several years. Costs associated with the continued development and clinical trials will be significant.

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

                  The financial statements and schedules listed below are filed as part of this Report:

                                                                            Page
                                                                            ----
            Independent Auditors' Report                                    F-1

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

            Statements of Cash Flows                                   F-7 & F-8
            for each of the three years
            in the period ended April 30, 1996

            Notes to Financial Statements                             F-9 - F-21

         (2)      Financial Statement Schedules

                  II    Valuation and Qualifying Accounts                   F-22

         (3)      Exhibits


Exhibit                                                                            Sequential
Number      Description                                                              Page No.
-------     -----------                                                            ----------
3.1         Articles of Incorporation of the Registrant, as Amended to Date
            (Incorporated by reference to the exhibit contained in Registrant's
            Current Report on Form 8-K dated December 27, 1995, as filed with the Commission on or about January 24, 1996)

3.2         Bylaws of the Registrant, as currently in effect                        **

Exhibit                                                                            Sequential
Number      Description                                                              Page No.
-------     -----------                                                            ----------

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

10.5        Research and Development Contract, dated December 31, 1981 and           **
            amended March 1, 1982, between Registrant and Celltech Partners I

10.6        Option Agreement, dated December 31, 1981 and amended March 1, 1982,     **
            between Registrant and Celltech Partners

10.12       Secrecy Agreement, dated April 24, 1981, and proposed License            **
            Agreement by and between Registrant and the Regents of the
            University of California

10.16       Agreement to purchase Registrant's Stock dated June 16, 1986,            ***
            between Registrant and American Cyanamid Company

10.17       Agreement to purchase 400,000 shares of Registrant's Common Stock        ****
            dated April 29, 1988 between Registrant and American Cyanamid
            Company

10.22       1982 Stock Option Plan                                                   *****

Exhibit                                                                            Sequential
Number      Description                                                              Page No.
-------     -----------                                                            ----------

10.23       Incentive Stock Option, Nonqualified Stock Option and Restricted         ******
            Stock Purchase Plan - 1986

10.24       Cancer Biologics Incorporated Incentive Stock Option, Nonqualified       *
            Stock Option and Restricted Stock Purchase Plan - 1987

10.25       Amendment to 1982 Stock Option Plan dated March 1, 1988                  *

10.26       Amendment to 1986 Stock Option Plan dated March 1, 1988                  *

10.27       License Agreement dated May 12, 1986 between Registrant and Cancer
            Biologics Incorporated                                                   *

10.28       Lease Agreement dated February 1, 1988 between Registrant and            *
            McKellar Development of La Jolla

10.29       Stock Purchase Agreement dated November 1987, between Registrant and     *
            Cancer Biologics Incorporated

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

Exhibit                                                                            Sequential
Number      Description                                                              Page No.
-------     -----------                                                            ----------
10.34       Purchase Agreement for Real Property and Escrow Instructions dated as of March 22, 1996, by and between TR Koll Tustin Tech Corp. and
            Registrant (Incorporated by reference to Exhibit 10.1 contained in
            Registrant's Current Report on Form 8-K dated March 25, 1996, as filed with the Commission on or about April 5, 1996)

11.1        Computation of Net Income (Loss) Per Share                             39

22          Subsidiaries of the Registrant                                         None

23          Consent of Deloitte & Touche LLP                                       40

27          Financial Data Schedule                                                41

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

                                  TECHNICLONE INTERNATIONAL CORPORATION


Dated:  March 3, 1997             By:   /ss/Lon H. Stone
                                        -------------------------------
                                        Lon H. Stone, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Capacity                          Date
---------                           --------                          ----
 /ss/ Lon H. Stone                  Chairman of the Board,        March 3, 1997
---------------------------         President, Chief Executive
Lon H. Stone                        Officer and Director


 /ss/William V. Moding              Vice President-Finance,       March 3, 1997
---------------------------         Chief Financial Officer,
William V. Moding                   Secretary and Director


 /ss/Rudolph C. Shepard             Assistant Secretary           March 3, 1997
---------------------------         and Director
Rudolph C. Shepard


 /ss/ Clive R. Taylor, M.D.         Director                      March 3, 1997
---------------------------
Clive R. Taylor, M.D.,
Ph.D.

                                    Director                      March __, 1997
---------------------------
Edward Joseph Legere II

                                    Director                      March __, 1997
---------------------------
Carmelo J. Santoro


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Techniclone International Corporation:


We have audited the accompanying balance sheets of Techniclone International Corporation (the Company) as of April 30, 1996 and 1995 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Techniclone International Corporation as of April 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Costa Mesa, California
June 21, 1996

TECHNICLONE INTERNATIONAL CORPORATION

BALANCE SHEETS
AS OF APRIL 30, 1996 AND 1995

                                                       1996            1995
                                                   ------------    ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 3)                 $  4,179,313    $     35,642
Short-term investments (Note 3)                       3,898,888
Accounts receivable, net (Note 5)                        95,146           2,378
Inventories, net (Note 3)                                93,921         226,457
Prepaid expenses and other current assets                17,294
                                                   ------------    ------------
  Total current assets
                                                      8,284,562         264,477
PROPERTY (Notes 3 and 4):
Land                                                    525,255
Building and improvements                             1,298,416
Laboratory equipment                                  1,139,663         985,026
Furniture and fixtures                                   78,155          30,844
                                                   ------------    ------------
                                                      3,041,489       1,015,870
Less accumulated depreciation and amortization         (722,436)       (583,328)
                                                   ------------    ------------
  Property, net                                       2,319,053         432,542

OTHER ASSETS (Note 3):
Patents, net                                            166,585         154,081
Other                                                     5,557           5,557
                                                   ------------    ------------
      Total other assets                                172,142         159,638
                                                   ------------    ------------

                                                   $ 10,775,757    $    856,657
                                                   ============    ============

TECHNICLONE INTERNATIONAL CORPORATION

BALANCE SHEETS
AS OF APRIL 30, 1996 AND 1995 (CONTINUED)

                                                                       1996           1995

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                                    $    230,144  $    137,878
Accrued legal and accounting fees (Note 10)                               99,495       334,741
Accrued payroll and related costs                                         88,791       260,301
Accrued license termination fee (Note 6)                                 100,000       100,000
Accrued royalties (Note 6)                                                61,667        75,168
Accrued interest (Note 4)                                                               90,910
Reserve for contract losses (Note 11)                                    173,563       132,071
Current portion of long-term debt (Note 4)                                32,968
Other current liabilities (Note 5)                                        37,420        67,529
                                                                    ------------  ------------
    Total current liabilities                                            824,048     1,198,598

LONG-TERM DEBT (Note 4)                                                  987,032

LONG-TERM DEBT TO RELATED PARTY (Note 4)                                               258,500

COMMITMENTS (Notes 5 and 6)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 2, 4, 6, 7 and 8):
Preferred stock - $1 par value; authorized 100,000 shares:
  Class A convertible preferred stock, shares outstanding -
    1996, no shares; 1995, 4,225 shares
    (liquidation preference of $253,500 - 1995)                                          4,225
  Class B convertible preferred stock, shares outstanding -
    1996, 6,800 shares; 1995, no shares
    (liquidation preference of $7,027,288 - 1996)                          6,800
Common stock - no par value; authorized 30,000,000 shares;
  outstanding -1996, 20,048,014 shares; 1995, 16,768,909 shares       21,133,968    17,730,648
Additional paid-in capital                                             6,061,171       227,246
Accumulated deficit                                                  (17,760,680)  (18,085,978)
                                                                    ------------  ------------

                                                                       9,441,259      (123,859)
Less notes receivable from sale of common stock                         (476,582)     (476,582)
                                                                    ------------  ------------

    Net stockholders' equity (deficit)                                 8,964,677      (600,441)
                                                                    ------------  ------------

                                                                    $ 10,775,757  $    856,657
                                                                    ============  ============

TECHNICLONE INTERNATIONAL CORPORATION

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996

                                                                           1996                1995                1994

REVENUES (Notes 3 and 6):
Net product sales                                                      $      2,580        $          -         $      4,400
Licensing agreements                                                      3,002,244               7,265               56,375
Interest income                                                             138,499                 126                8,591
                                                                       ------------        ------------         ------------

    Total revenues                                                        3,143,323               7,391               69,366

COSTS AND EXPENSES (Notes 2, 3, 4, 5, 6, 8, 10 and 11):
Cost of sales                                                                 2,580                                    1,680
Research and development                                                  1,679,558           1,225,072            1,315,898
General and administrative:
  Unrelated entities                                                        947,816             547,133              914,142
  Affiliates                                                                170,659             137,326              212,594
Interest (primarily to related parties)                                      17,412              27,833               30,467
Charges related to merger                                                                     4,849,591                    -
Contract losses                                                                   -             132,071                    -
                                                                       ------------        ------------         ------------

    Total costs and expenses                                              2,818,025           6,919,026            2,474,781
                                                                       ------------        ------------         ------------

NET INCOME (LOSS)                                                      $    325,298        $ (6,911,635)        $ (2,405,415)
                                                                       ============        ============         ============

NET INCOME (LOSS) PER SHARE -
  PRIMARY (Note 3)                                                            $0.02              ($0.44)              ($0.18)
                                                                       ============        ============         ============
NET INCOME (LOSS) PER SHARE -
  FULLY DILUTED (Note 3)                                                      $0.02              ($0.44)              ($0.18)
                                                                       ============        ============         ============

TECHNICLONE INTERNATIONAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996


                                                  PREFERRED STOCK                 COMMON STOCK
                                            --------------------------   ------------------------------
                                               SHARES        AMOUNT          SHARES          AMOUNT
BALANCES, May 1, 1993                            10,000   $    10,000       12,759,393   $   8,785,520

Common stock issued for cash,
  net of issuance costs of $38,696                                           1,403,232       1,734,129
Issuance of compensatory options
  (Note 8)                                                                                     296,000
Net loss
                                            ------------  ------------   --------------  --------------

BALANCES, April 30, 1994                         10,000        10,000       14,162,625      10,815,649

Common stock issued for cash,
  net of issuance costs of $15,132                                           1,221,978       1,499,118
Common stock issued upon
  conversion of preferred stock                  (5,775)       (5,775)         288,750         311,318
Common stock issued in exchange
  for services                                                                  10,000          12,500
Common stock issued upon exercise
  of options                                                                     6,223          10,890
Common stock and compensatory
  options issued upon merger of
  subsidiary (Note 2)                                                        1,079,333       5,081,173
Net loss
                                            ------------  ------------   --------------  --------------
BALANCES, April 30, 1995                          4,225         4,225       16,768,909      17,730,648




                                                                             NOTES            NET
                                             ADDITIONAL                    RECEIVABLE    STOCKHOLDERS'
                                              PAID-IN     ACCUMULATED     FROM SALE OF       EQUITY
                                              CAPITAL       DEFICIT       COMMON STOCK     (DEFICIT)

BALANCES, May 1, 1993                       $   532,789   $(8,768,928)    $   (245,000)  $     314,381

Common stock issued for cash,
  net of issuance costs of $38,696                                                           1,734,129
Issuance of compensatory options
  (Note 8)                                                                                     296,000
Net loss                                                   (2,405,415)                      (2,405,415)
                                            ------------  ------------   --------------  --------------

BALANCES, April 30, 1994                        532,789   (11,174,343)        (245,000)        (60,905)

Common stock issued for cash,
  net of issuance costs of $15,132                                                           1,499,118
Common stock issued upon
  conversion of preferred stock                (305,543)
Common stock issued in exchange
  for services                                                                                  12,500
Common stock issued upon exercise
  of options                                                                                    10,890
Common stock and compensatory
  options issued upon merger of
  subsidiary (Note 2)                                                         (231,582)      4,849,591
Net loss                                                   (6,911,635)                      (6,911,635)
                                            ------------  ------------   --------------  --------------
BALANCES, April 30, 1995                        227,246   (18,085,978)        (476,582)       (600,441)

TECHNICLONE INTERNATIONAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)

                                                    PREFERRED STOCK                  COMMON STOCK
                                              ------------ -------------- --------------- ----------------
                                                 SHARES        AMOUNT          SHARES          AMOUNT

Common stock issued for cash                            -   $          -       1,770,396  $     1,289,352
Class B preferred stock issued for cash,
  net of issuance costs of $1,062,456               8,200          8,200
Common stock issued upon conversion
  of Class A preferred stock                       (4,225)        (4,225)        338,000          227,760
Common stock issued upon conversion
  of Class B preferred stock                       (1,400)        (1,400)        469,144        1,218,605
Common stock issued upon conversion
  of note payable and accrued interest
  to related party (Note 4)                                                      235,000          258,500
Common stock issued upon
  conversion of accrued expenses
  and other current liabilities                                                  183,333          134,000
Common stock issued upon exercise of
  stock options                                                                  226,132          218,003
Common stock issued upon exercise of
  stock options in exchange for services                                          57,100           57,100
Proceeds from sale of stock purchase
  warrants, net
Net income
                                              ------------ -------------- --------------- ----------------
BALANCES, April 30, 1996                            6,800          $6,800      20,048,014     $ 21,133,968
                                              ============ ============== =============== ================


                                                                             NOTES             NET
                                               ADDITIONAL                  RECEIVABLE     STOCKHOLDERS'
                                                PAID-IN    ACCUMULATED    FROM SALE OF        EQUITY
                                                CAPITAL      DEFICIT      COMMON STOCK      (DEFICIT)
Common stock issued for cash                   $        -    $         -   $           -       $1,289,352
Class B preferred stock issued for cash,
  net of issuance costs of $1,062,456           7,129,344                                       7,137,544
Common stock issued upon conversion
  of Class A preferred stock                     (223,535)
Common stock issued upon conversion
  of Class B preferred stock                   (1,217,205)
Common stock issued upon conversion
  of note payable and accrued interest
  to related party (Note 4)                       104,697                                         363,197
Common stock issued upon
  conversion of accrued expenses
  and other current liabilities                                                                   134,000
Common stock issued upon exercise of
  stock options                                                                                   218,003
Common stock issued upon exercise of
  stock options in exchange for services                                                           57,100
Proceeds from sale of stock purchase
  warrants, net                                    40,624                                          40,624
Net income                                                       325,298                          325,298
                                              ------------ -------------- --------------- ----------------
BALANCES, April 30, 1996                      $ 6,061,171  $ (17,760,680) $    (476,582)  $     8,964,677
                                              ============ ============== =============== ================

TECHNICLONE INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996

                                                               1996              1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $    325,298      $ (6,911,635)     $  (2,405,415)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                 169,162           151,368            184,194
  Charges related to merger                                                     4,849,591
  Common stock issued for services                               57,100            12,500
  Issuance of compensatory options                                                                   296,000
  Conversion of interest expense into shares of
    common stock                                                 13,787
  Increase in reserves                                                            230,793
  Changes in operating assets and liabilities:
    Accounts receivable                                         (92,768)           (2,378)             2,400
    Inventories                                                 132,536          (236,499)           (57,854)
    Prepaid expenses and other current assets                   (17,294)
    Deposits                                                                       33,600            (33,600)
    Accounts payable and accrued legal and
      accounting fees                                          (142,980)          171,980             84,543
    Accrued license termination fee                                                                  100,000
    Other accrued expenses and current liabilities              (39,628)          244,106             87,119
                                                           -------------     -------------     --------------

        Net cash provided by (used in)
          operating activities                                  405,213        (1,456,574)        (1,742,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                           (3,898,888)
Property acquisitions                                        (2,025,619)          (39,262)           (55,357)
Increase in other assets                                        (42,558)           (7,632)           (52,690)
                                                           -------------     -------------     --------------

        Net cash used in investing activities                (5,967,065)          (46,894)          (108,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock                     7,137,544
Proceeds from issuance of common stock                        1,547,979         1,510,008          1,734,129
Proceeds from issuance of long-term debt                      1,020,000
                                                           -------------     -------------     --------------

        Net cash provided by financing activities             9,705,523         1,510,008          1,734,129
                                                           -------------     -------------     --------------

TECHNICLONE INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)

                                                            1996            1995             1994
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     $   4,143,671   $        6,540   $    (116,531)

CASH AND CASH EQUIVALENTS,
  beginning of year                                           35,642           29,102         145,633
                                                       --------------  ---------------  --------------

CASH AND CASH EQUIVALENTS,
  end of year                                          $   4,179,313   $       35,642   $      29,102
                                                       ==============  ===============  ==============

SUPPLEMENTAL INFORMATION:
Merger of subsidiary (Note 2):
  Common stock issued                                                  $    2,504,053
  Compensatory options issued                                               2,577,120
  Notes receivable assumed                                                   (231,582)
                                                                       ---------------
    Charges related to merger                                          $    4,849,591
                                                                       ===============

Interest paid                                          $       3,625   $        6,998   $       9,787
Income taxes paid                                      $         800   $        1,600   $       1,600

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

        Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company suffered losses in fiscal 1995 and 1994 and had an accumulated deficit at April 30, 1996. During October 1992, the Company terminated certain licensing rights with a stockholder and entered into a new licensing agreement with an unrelated entity. Under the termination agreement, the Company will be required to make certain payments, as defined. The new agreement provides for, among other things, the right for the Company to suggest input on the development and clinical trial process for its LYM-1 antibody technology. In addition, the agreement provides for payments to the Company upon attainment of certain milestones and guaranteed sales prices for specified sales of LYM-1 products (Note 6).

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

2.      MERGER

        In June 1994, the Company's stockholders approved the acquisition of the remaining minority interest in the Company's 62%-owned subsidiary, Cancer Biologics Incorporated (CBI). Pursuant to the agreement and plan of merger, each share of CBI common stock was converted into the right to receive one share of the Company's common stock and each CBI option was converted into the right to acquire shares of the Company's common stock with the same terms and conditions as specified in the CBI option agreements. At July 26, 1994, the closing date of the merger, CBI had

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)


        1,079,333 common shares outstanding and options to purchase an additional 1,416,000 common shares were also outstanding.

        The acquisition of the minority interest was accounted for utilizing the purchase method. The excess of the purchase price over net tangible assets acquired and liabilities assumed (notes receivable and accrued liabilities) of $4,849,591 represents the difference between the fair value of the Company's common stock exchanged and the fair value of net assets purchased of $2,272,471 and the difference between the fair value of the options to purchase the Company's common stock and the exercise price of the CBI options exchanged of $2,577,120. The excess of the purchase price over the net tangible assets acquired represents the amount paid for acquired technology (TNT antibody) and related intangible assets. The excess purchase price of $4,849,591 was charged to operations on the effective date of the merger as the TNT antibody technology had not reached technology feasibility and the technology had no known future alternative uses other than the possibility for treating cancer patients.

        The acquisition of the remaining minority interests of CBI is not expected to have a significant effect on the future operations of the Company as the Company was funding all costs and absorbing all losses of CBI.

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

        Inventories - Inventories are stated at the lower of first-in, first-out cost or market and consist of the following at April 30:

                                                   1996           1995

        Raw materials                          $     20,960   $     11,300
        Laboratory supplies                          19,598         16,510
        Finished goods                               79,885        297,369
        Reserves                                    (26,522)       (98,722)
                                               -------------  -------------

                                               $     93,921   $    226,457
                                               =============  =============

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)

        The Company estimates reserves on its inventory after considering the inventory on hand, anticipated usage of the inventory and any sales agreements for inventory at fixed prices. The reserves at April 30, 1995 and 1996, related to inventory quantities in excess of anticipated usage and costs in excess of future sales prices for inventories to be used in the LYM-1 clinical trials.

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

        Minimum principal payments scheduled on the Company's long-term debt as of April 30, 1996 are as follows:

       Year ending April 30:
         1997                                 $    32,968.00
         1998                                      36,253.00
         1999                                      39,866.00
         2000                                      43,606.00
         2001                                      48,183.00
         Thereafter                               819,124.00
                                              ---------------
                                              $ 1,020,000.00
                                              ===============

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

        During October 1992, the Company entered into an agreement with an unrelated entity which provides the entity with exclusive licensing rights to certain patents and products owned by the Company and exclusive distribution rights in the United States and certain foreign countries in exchange for: (1) $50,000 upon completion of a specified meeting with the United States Food and Drug Administration (FDA), (2) $100,000 upon the first submission to the European regulatory agency to sell the product in certain countries or six months from the effective date of the commencement of Phase Three clinical trials, whichever is sooner, (3) $200,000 upon approval of the first European submission, (4) $500,000 on the submission to the FDA of a product license application, and (5) $100,000 per year as a research and development grant after completion of the Phase Three clinical trials (as defined), of which 50% is specified for certain research programs. Additionally, the Company is to receive 10% royalties from any product sales related to this agreement which will be applied to offset any amounts due under stipulation (4) above. Under the agreement, the Company received $50,000 during the year ended April 30, 1994, which has been recognized in licensing revenues in the accompanying financial statements. During fiscal 1995 and 1996, no licensing revenue was earned related to this agreement. The $200,000 payment and the right to distribute the Company's product in certain European countries is dependent upon the distributor beginning clinical trials in Europe within a specified time period. If the distributor does not make the required payments or begin clinical trials as specified in the agreement, distribution rights with respect to those foreign countries may be forfeited.

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

        In September 1989, the Company entered into an option and license agreement with a university under which the Company was granted the exclusive right to conduct initial marketing, patent and other studies of specified technologies. During fiscal 1993, the Company was granted the exclusive worldwide license to use the related technology in exchange for the payment of a license fee and royalty terms set forth in the agreement. During the three years ended April 30, 1996, the Company incurred royalty expenses of $64,000, $43,000 and $80,000, respectively, under the agreement, of which $67,000 and $47,000 was unpaid and accrued at April 30, 1995 and 1996, respectively. Future minimum royalties under this agreement are the lesser of $80,000 per year of 6% of net sales.

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)


        The Company has certain license agreements which require minimum royalties of the lesser of $6,500 per year or 6% of net sales. All amounts have been paid or accrued related to these agreements.

        The Company has certain license agreements which require minimum royalties of at least 6% of net sales. No products related to these agreements have been sold during the three years in the period ended April 30, 1996; therefore, no amounts have been paid or accrued related to these agreements.

        In February 1996, the Company entered into a distribution agreement with a partnership in which one of the partners is also a director of the Company in exchange for a nonrefundable fee of $3,000,000. The distribution agreement ("Agreement") provides the distributor with exclusive distribution rights in various foreign counties for one of the Company's products and the right to assume distribution rights from another unrelated entity should that unrelated entity forfeit or relinquish its rights under a separate agreement. Under the terms of the Agreement, the Company is guaranteed minimum sales prices to the distributor and has been granted an option to repurchase the distribution rights, should the Company elect to do so. The repurchase rights are at the sole discretion of the Company and may be exercised through July 1998. If the repurchase rights are exercised, the Company would be required to pay a lump-sum fee ranging from $4,000,000 to $4,500,000, grant options to the distributor for the purchase of 1,000,000 shares of the Company's common stock at $5.00 per share and pay royalties ranging between 2% and 5% on sales of the related product in the geographic areas covered by the Agreement. The Agreement has an initial term of 15 years with automatic renewals under terms as specified in the Agreement. The Company recognized the license fee as revenue during the year ended April 30, 1996, as the Company had no further obligations under the Agreement that it was required to fulfill.

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

        Each preferred share may be converted, at the option of the Class B preferred stockholder, into that number of common shares calculated by:
        (a) taking ten percent (10%) of one thousand dollars ($1,000) pro-rated for the number of days between the closing date and the conversion date plus (b) one thousand dollars ($1,000), (c) the sum of which is divided by the conversion price $3.06875 at April 30, 1996. During fiscal 1996, 1,400 shares of Class B preferred stock were converted into 469,144 common shares. All outstanding Class B preferred stock will automatically be converted into shares of the Company's common stock on December 15, 1998.

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

                               1996                              1995                             1994
                  --------------------------------  -------------------------------  ----------------------------
                                      PRICE                            PRICE                          PRICE
                    SHARES          PER SHARE         SHARES         PER SHARE         SHARES       PER SHARE
BALANCE,
  beginning
  of year           545,000.00   ($.27 -  $1.75)     563,667.00    ($.27 - $1.75)     410,000.00   ($.27 - $1.50)

Granted             588,982.00   ($1.00  -  $2.50)                                    153,667.00   ( $1.75)
Exercised          (194,432.00)  ($1.00  -  $2.50)       (6,223)   ( $1.75)
Canceled               (29,000)  ($1.75)                (12,444)   ( $1.75)
                  -------------                     ------------                     ------------

BALANCE,
  end of year          910,550   ($.27 -  $1.75)     545,000.00    ($.27 - $1.75)     563,667.00   ($.27 - $1.75)
                  =============                     ============                     ============

        At April 30, 1996, options to purchase 512,850 shares of the Company's common stock were exercisable and options to purchase 68,795 shares were available for grant under these plans. Included in outstanding options at April 30, 1996 are contingent options to purchase 160,000 shares of common stock which became exercisable in October 1993 when the Company attained equity financing of at least $3,000,000. As the fair market value exceeded the exercise price at the time the contingency was resolved, the Company recognized $296,000 in compensation expense during the year ended April 30, 1994 related to these options. Also included in outstanding options at April 30, 1996 are options to purchase 100,000 shares of common stock which become exercisable only if the Company experiences a change in ownership of greater than 50%. These options generally expire ten years after the date of grant.

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

        During the year ended April 30, 1996, the Company granted warrants to purchase restricted shares of common stock to nonemployees pursuant to services provided. As of April 30, 1996, warrants to purchase an aggregate 397,310 shares had been granted with 393,310 shares exercisable at a price per share ranging from $3.00 to $5.30, exercisable generally through December 2000. The Company estimated that the difference between the grant price and the fair value of the warrants on the dates of grant was $348,675 based on the Black Scholes Model, which must be recognized over the exercise period. Of this amount, $10,625 was recorded as compensation expense for the year ended April 30, 1996. Future annual compensation expense ranging from approximately $34,000 to approximately $90,000 will be recognized through fiscal 2001. Certain of these warrants have piggy-back registration rights through the expiration date.

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

        The valuation allowance decreased $139,000 in fiscal 1996 and increased $815,000 and $4,503,000 in fiscal 1995 and 1994, respectively.

        Net deferred tax assets are comprised of the following:

                                                                 1996              1995
Net operating loss carryforwards                           $     4,874,000   $     4,943,000
Noncash compensation                                               118,000           118,000
General business and research and development credits               61,000            61,000
Inventory reserve                                                   11,000            40,000
Accrued license fee                                                 40,000            40,000
Accrued interest                                                                      36,000
Accrued royalties                                                   25,000            30,000
Accrued vacation                                                    13,000             6,000
Accrued payroll and related costs                                                     24,000
Contract losses                                                     69,000            53,000
Depreciation and amortization                                                         (1,000)
                                                           ----------------  ----------------
                                                                 5,211,000         5,350,000
Less valuation allowance                                        (5,211,000)       (5,350,000)
                                                           ----------------  ----------------
Net deferred taxes                                         $            -    $            -
                                                           ================  ================

TECHNICLONE INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)


        Primarily all of the above temporary differences existing at April 30, 1996 will reverse in 1997, except for the net operating loss carryforwards and the tax credits (see below). The Company's federal net operating loss carryforwards and the tax credit carryforwards expire as follows:


             YEAR OF          NET OPERATING    INVESTMENT       OTHER
            EXPIRATION           LOSSES        TAX CREDITS    TAX CREDITS
          1997              $        1,300   $        500   $          -
          1998                     263,100          1,940         12,700
          1999                     897,300          1,720         41,500
          2000                     343,900          1,920
          2001                     346,800            670
          2002                     585,600
          2003                     463,300
          2004                   1,652,300
          2005                   1,665,300
          2006                     986,500
          2007              $      214,100   $          -   $          -
          2008                   1,038,200
          2009                   2,036,900
          2010                   1,690,400              -              -
                            --------------   -------------  -------------
                            $   12,185,000   $      6,750   $     54,200
                            ==============   =============  =============

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

10.     RELATED PARTY TRANSACTIONS

        Certain stockholders, through their separate businesses, have provided the Company with various legal, accounting and consulting services. A summary of such professional fees for each of the three years in the period ended April 30 are as follows:

                                                1996         1995         1994
Professional fees paid                       $ 377,378    $  57,500    $ 150,000
Professional fees expensed                   $ 170,659    $ 137,300    $ 212,594
Professional fees payable at April 30        $  65,495    $ 272,214    $ 180,381

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

TECHNICLONE INTERNATIONAL CORPORATION                                SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996

                                             BALANCE        CHARGED TO                        BALANCE
                                           AT BEGINNING      COSTS AND                        AT END
             DESCRIPTION                    OF PERIOD        EXPENSES       DEDUCTIONS       OF PERIOD
Lower of cost or market inventory
reserve for the year ended
April 30, 1995                               $     -            $ 98,722    $        -        $ 98,722

Lower of cost or market inventory
reserve for the year ended
April 30, 1996                               $ 98,722           $237,931    $ (310,131)       $ 26,522

Valuation reserve for accounts
receivable for the year ended
April 30, 1996                               $     -            $175,000    $        -        $175,000