Form 10-Q
period 1997-01-31
TECHNICLONE INTERNATIONAL CORP
filed 1997-03-17
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JANUARY 31, 1997
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to ________________

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES /X/ NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        22,167,352 shares of Common Stock
                             as of February 28, 1997

                               Page 1 of 54 pages

                         PART I -- FINANCIAL INFORMATION



ITEM 1  --  FINANCIAL STATEMENTS

         The following financial statements required to be provided by this Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report, Form 10-Q:

                                                                                                             Page
                                                                                                             ----
         Consolidated Balance Sheets at April 30, 1996 and January 31, 1997 (unaudited)...................  11, 12

         Consolidated Statements of Operations for the periods from November 1,
         1995 to January 31, 1996 and from November 1, 1996 to January 31, 1997;
         from May 1, 1995 to January 31, 1996 and from May 1, 1996 to January
         31, 1997 (unaudited).............................................................................  13

         Consolidated Statement of Stockholders' Equity for the period from April 30, 1996 through January 31, 1997 (unaudited).............................................................  14

         Consolidated Statements of Cash Flows for the periods November 1, 1995 to January 31, 1996 and from November 1, 1996 to January 31, 1997; from
         May 1, 1995 to January 31, 1996 and from May 1, 1996 to January 31,
         1997 (unaudited).................................................................................  15, 16

         Notes to Consolidated Financial Statements.......................................................  17, 18

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Additional Factors that May Affect Future Results".

GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses during the three and nine month periods ended January 31, 1997 and had an accumulated deficit at January 31, 1997. During the fiscal year ended April 30, 1996, the Company received significant funding through the issuance of preferred stock and the sale of foreign marketing rights for LYM-1. As a result of the sale of the preferred stock and foreign marketing rights, the Company had cash and short-term investment balances of $3,062,075 at January 31, 1997.

         Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and management expects to receive additional funds in the future. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and it could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations. Management believes that the cash and cash equivalents and short-term investments aggregating approximately $3,062,000 as of January 31, 1997 are sufficient to support the Company's estimated operations and other cash needs through at least April 30, 1997.

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

RESULTS OF OPERATIONS

         During the three and the nine month periods ended January 31, 1997, the Company incurred losses of $1,422,866 and $3,891,161, respectively, compared to losses of $890,271 and $1,946,394, respectively, for the same periods in the prior year. The increase in losses over comparable periods in the prior year of $532,595 and $1,944,767, respectively, are primarily attributable to increases in activity by the Company associated with the expansion of its facilities, continuation and expansion of the clinical trial activities for LYM-1 and TNT antibody technologies and increases in administrative and operational personnel in preparation for the scale up of the manufacturing process for production of the LYM-1 antibodies to be used in Phase III clinical trials. The Company expects losses to increase for the next fiscal year as it further expands the clinical trials for its LYM-1 and TNT technologies and as it prepares for manufacturing of LYM-1 antibodies for use in the Phase III trials.

         The Company experienced increased revenues of $17,211 and $189,535 during the three and nine month periods ended January 31, 1997, when compared with the same periods in the prior year. The increased revenues were the result of increases in rental income and interest income during the current fiscal year. Rental income increased as a result of the Company's purchase of a second building on October 25, 1996, which is being partially leased to tenants. Interest income increased during the current year due to increases in cash available for investment from the sale of the Class B Convertible Preferred Stock in December 1995 and the sale of foreign distribution rights in February 1996. Management expects that rental income will approximate $34,000 for the balance of the fiscal year and that interest income will decline as available cash is used for operations during the remainder of the fiscal year.

         During the three and nine month periods ended January 31, 1997, costs and expenses increased $549,806 and $2,136,302, respectively, over the comparable periods in the prior year. The increase in total costs were primarily attributable to increases in research and development expense, general and administrative costs and stock based compensation expense.

         Research and development expense increased $783,590 for the nine months ended January 31, 1997 when compared to the same period in the prior year. The increase in research and development expenses resulted primarily from preparation for the expansion of Phase III clinical trials of the LYM-1 antibody and the Company's activities in preparing for Phase I clinical trials of the TNT antibody technologies. During fiscal year 1997, preparation for additional clinical trials resulted in increased consulting, development and depreciation expenses. As clinical trial activities continue to expand, the Company expects that research and development expenses will continue to increase.

               For the three month and the nine month periods ended January 31, 1997, general and administrative expenses increased by $294,125 and $873,321 respectively over the comparable periods of the prior year. This increase in current year expenses has resulted primarily from adding additional facilities and staff to support the expected expansion of the Company's clinical trials and its manufacturing capabilities. In addition, the Company incurred additional costs associated with the Stock Exchange Agreement, the Shareholder's Meeting and the Company's obtaining director's and officer's liability insurance.

               For the three and nine month periods ended January 31, 1997, noncash stock based compensation increased by $163,096, and $395,832 over the comparable periods of the prior year. These increases are due to option grants for the purchase of the Company's common stock to employees, consultants and members of the Company's Scientific Advisory Board. In September 1996, many of these options became effective when the shareholders of the Company approved the Company's 1996 Stock Incentive Plan.

               Interest expense increased $46,442 during the quarter ended January 31, 1997 and $83,559 for the nine months ended January 31, 1997 over the comparable periods of the prior year. The increase in interest expense is the result of increased borrowings incurred when the Company purchased its existing facility in April 1996 and an adjacent building in October 1996. Borrowings for each of the facilities amounted to $1,020,000.

               The Company believes that total costs and expenses will increase during the remainder of the current fiscal year due to the continued addition of personnel, the expansion of facilities, increased depreciation, additional stock based compensation expense, and increased interest expenses due to the purchase of the Company's facilities.

               The Company has begun Phase III testing in multi-center clinical trials of the LYM-1 antibody in late stage non-Hodgkins lymphoma patients. The clinical trials are being sponsored by Alpha Therapeutic Corporation, a wholly owned subsidiary of Green Cross of Japan. The clinical trials are being conducted at participating medical centers including M.D. Anderson, The Cleveland Clinic, Cornell University (N.Y.C.), George Washington University and University of Cincinnati. Following the completion of the clinical trials the Company expects to file an application with the FDA to market LYM-1 in the United States.

               On February 5, 1996, the Company entered into an agreement with Cambridge Antibody Technology, Ltd. ("CAT") to develop and market a new class of products for cancer therapy and diagnosis. The Agreement provides that the CAT will develop a human monoclonal antibody for the Company's Tumor Necrosis Technologies ("TNT"). The development of this antibody is based upon CAT's patented technology for producing fully human monoclonal antibodies. The Agreement provides that the Company and CAT will be equal partners in the joint venture and that all costs and expenses associated with the development of the product will be shared equally between the Company and CAT. It is anticipated that the joint venture will conduct clinical trials of TNT in both the United States and Europe. The Company retains exclusive world-wide manufacturing rights.

               On February 29, 1996 the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. ("BTD"), a limited partnership controlled by a major shareholder and a member of the Board of Directors of the Company. Pursuant to the Distribution Agreement, BTD acquired the marketing rights for the LYM-1 antibody technology for certain European countries and other geographic areas not covered by the Company's existing license agreement with Alpha Therapeutic Corporation. BTD paid the Company $3,000,000 for these marketing rights. Under the terms of the Distribution Agreement, the Company retains all manufacturing rights to LYM-1 and will supply LYM-1 to BTD at preset prices. Additionally, the Company has an option for a thirty month period to repurchase the marketing rights to LYM-1. The repurchase price, if repurchase is elected by the Company at its sole discretion, includes a combination of cash, stock options and royalty payments to be made to BTD, the amount of which depends on when the repurchase option is elected by the Company.

               During March, 1997, the Company reached an agreement to purchase at least a majority and up to all of the issued and outstanding capital stock of Peregrine Pharmaceuticals, Inc. ("Peregrine") pursuant to the terms of a Stock Exchange Agreement. Should the Company acquire 100% of the outstanding stock of Peregrine, the Company will issue approximately 5,080,000 shares of the Company's common stock and assume between $400,000 and $500,000 in net liabilities. The acquisition will be accounted for as a purchase with immediate recognition of substantially all of the purchase price of approximately $27,200,000 as an expense for in-process research and development. Peregrine is a development stage enterprise, has had no revenues to date, and is engaged in research and development of new technologies for use in therapeutic agents for treatment of cancerous tumors. Following the acquisition, the Company expects that annual expenses and cash outflows will increase by approximately $1,000,000.

LIQUIDITY AND CAPITAL RESOURCES

               At January 31, 1997, the Company had $3,062,705 in cash and short term investments and working capital of $2,438,567 compared to $8,078,201 in cash and short term investments and working capital of $7,460,514 at April 30, 1996. The Company must obtain significant additional financing if it is to continue operations, product development and expansion of clinical trials.

CAPITAL COMMITMENTS

               During the remainder of the fiscal year ending April 30, 1997 the Company expects to acquire significant additional assets including additional building improvements, furniture, fixtures and equipment to expand operations.

               As of January 31, 1997, the Company had commitments to spend approximately $280,000 on building improvements, furniture, and equipment in connection with the construction of office and laboratory facilities in the building which was purchased in April 1996. As of January 31, 1997, the Company had no firm commitments to acquire additional laboratory and production equipment. However, the Company expects to acquire significant additional laboratory and production equipment during the remainder of the current year ending on April 30, 1997, to expand antibody production capabilities.

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

               NEED FOR ADDITIONAL CAPITAL. At January 31, 1997, the Company had $3,062,075 in cash and short term investments. It has significant commitments for expenditures for building improvements, equipment, furniture and fixtures and expects these expenditures to increase in the future. The Company has experienced negative cash flows since its inception and expects the negative cash flow to continue for the foreseeable future. The Company expects that the monthly negative cash flow will increase as a result of increased activities with the Phase III clinical trials for LYM-1 and as a result of significantly increased research, development and clinical trial costs associated with the Company's other products, including Tumor Necrosis Therapy ("TNT") and technologies to be acquired in connection with the Stock Exchange Agreement. As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain research and development and provide for future clinical trials. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it or at all, or that sufficient additional capital will be raised to research and develop the Company's additional products. The Company is discussing the possibility of raising additional funds with various investment banking firms and private investors, but as of January 31, 1997, the Company had not entered into any firm commitments for additional funds. If the initial results from the Phase III clinical trials of LYM-1 are poor, then management believes that such results will have a material adverse effect upon the Company's ability to raise additional capital, which will affect the Company's ability to continue a full-scale research and development effort for its antibody technologies. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing there would be a material adverse effect on the Company's business, financial position and results of operations.

               COMPETITION. The biotechnology industry is intensely competitive and changing rapidly. Substantially all of the Company's existing competitors have greater financial resources, larger technical staffs, and larger research budgets than the Company. There can be no assurance that these competitors will not be able to expend resources to develop their products prior to the Company's product being granted approval for marketing by the U.S. Food and Drug Administration. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operation.

               TECHNOLOGY. The Company's future success will depend significantly upon its ability to develop and test workable products which the Company will seek FDA approval to market to certain defined groups. A significant risk remains as to the technological, performance and commercial success of the Company's technology and products. The products currently under development by the Company will require significant additional laboratory and clinical testing and investment over the foreseeable future. The significant research, development, and testing activities, together with resultant increases in associated expenses, are expected to result in operating losses for the foreseeable future. Although the Company is optimistic that it will be able to successfully complete development of one or more of its products, there can be no assurance that (i) the Company's research and development activities will be successful, or that any proposed products will prove to be effective in clinical trials; that (ii) the Company will be able to obtain all necessary governmental clearances and approvals to market its products; (iii) that such proposed products will prove to be commercially viable or successfully marketed; or (iv) that the Company will ever achieve significant revenues or profitable operations. In addition, the Company may encounter unanticipated problems, including development, manufacturing, distribution and marketing difficulties. The failure to adequately address such difficulties could have a material adverse effect on the Company's prospects.

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

               EARTHQUAKE RISKS. The Company's corporate and research facilities where the majority of its research and development activities are conducted, are located near major earthquake faults which have experienced earthquakes in the past. The Company does not carry earthquake insurance on its facility due to its prohibitive cost. In the event of a major earthquake or other disaster affecting the Company's facilities, the operations and operating results of the Company could be adversely affected.

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

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Report on Form 8-K.

          (a)      Exhibits:


                                                                   Sequential
          Exhibit Number            Description                     Page No.
          --------------            -----------                     --------

                2.1        Stock Exchange Agreement dated as of       19
                           January 15, 1997 among the Stockholders
                           of Peregrine Pharmaceuticals, Inc. and
                           Registrant

                27         Financial Data Schedule                    54

          (b) Reports on Form 8-K: Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1997 reporting the Stock Exchange Agreement with certain stockholders of Peregrine Pharmaceuticals, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECHNICLONE INTERNATIONAL
                                          CORPORATION


                                          By:      /ss/ Lon H. Stone
                                                  ------------------------------

                                          By:      /ss/ William V. Moding
                                                  ------------------------------

                      TECHNICLONE INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                 April 30,      January 31,
                                                   1996            1997
                                              ------------      -----------
                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents ..................  $  4,179,313      $ 2,065,587
Short-term investments .....................     3,898,888          997,118
Accounts receivable, net ...................        95,146           31,947
Inventories, net ...........................        93,921          275,351
Prepaid expenses and other current assets ..        17,294            5,383
                                              ------------      -----------

Total current assets .......................     8,284,562        3,375,386

PROPERTY:
Land .......................................       525,255        1,050,510
Buildings and improvements .................     1,298,416        3,038,994
Laboratory equipment .......................     1,139,663        1,353,135
Office furniture and equipment .............        78,155          219,588
                                              ------------      -----------
Total ......................................     3,041,489        5,662,227

Less accumulated depreciation
  and amortization .........................      (722,436)        (953,725)
                                              ------------      -----------

Property, net ..............................     2,319,053        4,708,502

OTHER ASSETS:
Note receivable from shareholder ...........       350,000
Patents, net ...............................       166,585          182,150
Other ......................................         5,557               --
                                              ------------      -----------
Total other assets .........................       172,142          532,150
                                              ------------      -----------

TOTAL ......................................  $ 10,775,757      $ 8,616,038
                                              ============      ===========


          See accompanying notes to consolidated financial statements.

                         TECHNICLONE INTERNATIONAL CORPORATION

                              CONSOLIDATED BALANCE SHEETS


                                                                                     April 30,        January 31,
                                                                                       1996              1997
                                                                                   ------------      ------------
                                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable .............................................................     $    230,144      $    205,685
Accrued legal and accounting fees
  (primarily to a related party) .............................................           99,495            85,000
Accrued payroll and related costs ............................................           88,791            99,005
Accrued license termination fee ..............................................          100,000           100,000
Accrued royalties ............................................................           61,667            81,667
Accrued interest .............................................................               --            16,476
Reserve for contract losses ..................................................          173,563           207,714
Current portion of long-term debt ............................................           32,968            72,609
Other current liabilities ....................................................           37,420            68,663
                                                                                   ------------      ------------
Total current liabilities ....................................................          824,048           936,819


LONG TERM DEBT - MORTGAGE LOANS ..............................................          987,032         1,941,271


COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred Stock -- $1.00 par value (authorized, 100,000 shares; Class B
  Convertible Preferred Stock, outstanding, 6,800 shares at April 30, 1996 and
  2,200 shares at January 31, 1997) (liquidation preference of $2,439,890
  at January 31, 1997) .......................................................            6,800             2,200

Common Stock -- no par value (authorized, 30,000,000 shares; outstanding,
  20,048,014 shares at April 30, 1996 and 22,164,352
  shares at January 31, 1997) ................................................       21,133,968        25,406,551
Additional paid-in capital ...................................................        6,061,171         2,457,620
Accumulated deficit ..........................................................      (17,760,680)      (21,651,841)
                                                                                   ------------      ------------
Total ........................................................................        9,441,259         6,214,530
Less notes receivable from sale of common stock ..............................         (476,582)         (476,582)
                                                                                   ------------      ------------
Net stockholders' equity .....................................................        8,964,677         5,737,948
                                                                                   ------------      ------------

TOTAL ........................................................................     $ 10,775,757      $  8,616,038
                                                                                   ============      ============


          See accompanying notes to consolidated financial statements.

                      TECHNICLONE INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                        January 31,       January 31,       January 31,        January 31,
                                           1996              1997              1996               1997
                                       ------------      ------------      ------------        ----------
                                       (Unaudited)       (Unaudited)       (Unaudited)         (Unaudited)
REVENUES:
Net product sales ...................  $         --      $         --      $         --        $       --
Licensing fees ......................            --                --                --                --
Interest income .....................        42,751            30,899            42,772           198,200
Rental income .......................            --            29,063                --            34,107
                                       ------------      ------------      ------------        ----------
Total revenues ......................        42,751            59,962            42,772           232,307
                                       ------------      ------------      ------------        ----------

COSTS AND EXPENSES:
Cost of sales .......................            --                --                --                --
Research and development ............       638,963           685,106         1,239,791         2,023,381
General and administrative:
      Unrelated entities ............       199,529           498,941           574,018         1,387,826
      Affiliates ....................        90,287            85,000           156,499           216,012
Noncash - Stock based compensation ..            --           163,096                --           395,832
Interest ............................         4,243            50,685            16,858           100,417
                                       ------------      ------------      ------------        ----------
Total costs and expenses ............       933,022         1,482,828         1,987,166         4,123,468
                                       ------------      ------------      ------------        ----------

NET LOSS ............................  $   (890,271)     $ (1,422,866)     $ (1,944,394)       (3,891,161)
                                       ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING ........................    18,920,450        21,549,001        17,974,426        21,164,263
                                       ============      ============      ============      ============

LOSS PER COMMON SHARE ...............  $       (.05)     $       (.07)     $       (.11)     $       (.18)
                                       ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                      TECHNICLONE INTERNATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                            NOTES
                                                                                                         RECEIVABLE
                                                                           ADDITIONAL      ACCUMU-          FROM
                             PREFERRED STOCK           COMMON STOCK          PAID-IN        LATED          SALE OF
                             SHARES   AMOUNT       SHARES       AMOUNT       CAPITAL       DEFICIT          STOCK          TOTAL
                             ------   ------       ------       ------       -------       -------          -----          -----
BALANCE AT
April 30, 1996.............   6,800   $ 6,800    20,048,014   $21,133,968  $ 6,061,171  $(17,760,680)   $ (476,582)   $ 8,964,677
---------------------------

Common stock issued
upon exercise of stock
options (unaudited)........                         529,200       268,600                                                 268,600

Common stock issued
upon conversion of Class  B
Convertible Preferred Stock
(unaudited)................  (4,600)   (4,600)    1,587,138     4,003,983   (3,999,383)

Noncash Stock based
compensation (unaudited)...                                                    395,832                                    395,832

Net loss
(unaudited)................                                                             (3,891,161)                    (3,891,161)

BALANCE AT
JANUARY 31, 1997
                             ======   =======    ==========   ===========  ===========  =============   ==========    ===========
(unaudited)                   2,200   $ 2,220    22,164,352   $25,406,551  $ 2,457,620  $(21,651,841)   $ (476,582)   $ 5,737,948
                             ======   =======    ==========   ===========  ===========  =============   ==========    ===========


          See accompanying notes to consolidated financial statements.

                      TECHNICLONE INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED

                                                                    January 31,     January 31,      January 31,      January 31,
                                                                       1996            1997             1996             1997
                                                                   -----------      -----------      -----------      -----------
                                                                   (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM
OPERATING EXPENSES:
Net loss ........................................................  $  (890,271)     $(1,422,866)     $(1,944,394)     $(3,891,161)

Adjustments to reconcile net
   loss to net cash used
   by operating activities:
   Depreciation and amortization ................................       40,320          107,378          128,238          255,613

   Common stock issued for services .............................       31,250               --           88,350               --
   Stock based compensation expense .............................           --          163,096               --          395,832
   Changes in operating assets and
      liabilities:
   (Increase) Decrease in accounts
      receivable ................................................       (9,000)         (12,005)          (6,622)          63,199
   (Increase) Decrease in inventories ...........................      183,322          (84,989)         164,779         (181,430)
   Decrease in prepaid expenses .................................           --              419               --           11,911
   Increase (Decrease) in accounts
      payable ...................................................       14,905           14,681          (19,251)         (24,459)
   Increase (Decrease) in accrued and
      other current liabilities .................................     (298,707)         107,001         (289,470)         (97,589)
                                                                   -----------      -----------      -----------      -----------
Net cash used by operating activities ...........................     (928,181)       1,156,647)      (1,878,370)      (3,272,906)
                                                                   -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Proceeds from sale of short-term
   investments ..................................................           --               --       (3,909,814)       3,898,888
Purchase of short-term
   investments ..................................................   (3,909,814)         (13,035)              --         (997,118)
Other assets ....................................................     (124,839)         (28,157)        (153,558)         (34,332)
Property acquisitions ...........................................      (23,207)        (534,181)         (49,547)      (2,620,738)
Net cash (used) provided by investing                              -----------      -----------      -----------      -----------
   activities ...................................................  $(4,057,860)     $  (575,373)     $(4,112,919)     $   246,700
                                                                   -----------      -----------      -----------      -----------


[Continued on next page]


          See accompanying notes to consolidated financial statements.

                         TECHNICLONE INTERNATIONAL CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued from previous page]



                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                             January 31,    January 31,     January 31,     January 31,
                                                1996           1997            1996            1997
                                             (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                                             ----------     -----------      ----------     -----------
CASH FLOWS FROM
FINANCING ACTIVITIES:

Note receivable to shareholder .........     $       --     $  (350,000)     $       --     $  (350,000)
Principal payments on short-
   and long-term borrowings ............             --         (13,397)             --         (26,120)
Proceeds from issuance of
   long-term debt ......................             --              --              --       1,020,000
Proceeds from sale of common stock .....         90,000         260,000       1,408,952         268,600
Proceeds from sale of preferred stock ..      7,137,544              --       7,137,544              --
                                             ----------     -----------      ----------     -----------
Net cash (used) provided by financing
   activities ..........................      7,227,544        (102,797)      8,546,496         912,480
                                             ----------     -----------      ----------     -----------
INCREASE (DECREASE) IN CASH ............      2,241,503      (1,834,817)      2,555,207      (2,113,726)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ..............        349,346       3,900,404          35,642       4,179,313
                                             ----------     -----------      ----------     -----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ....................     $2,590,849     $ 2,065,587      $2,590,849     $ 2,065,587
                                             ==========     ===========      ==========     ===========

SUPPLEMENTAL INFORMATION:

Interest paid ..........................     $    4,243     $    42,165      $    6,518     $    83,941
                                             ==========     ===========      ==========     ===========
Income taxes paid ......................     $       --     $        --      $      800     $     1,034
                                             ==========     ===========      ==========     ===========
Non-cash financing activities:
   Common Stock issued for forgiveness
   of accrued expenses and other current
   liabilities .........................     $  134,000     $        --      $  134,000     $        --
                                             ==========     ===========      ==========     ===========
   Common Stock issued upon conversion
   of note payable and forgiveness of
   accrued interest ....................     $  363,197     $        --      $  363,197     $        --
                                             ==========     ===========      ==========     ===========



              See accompanying notes to consolidated financial statements.

                         TECHNICLONE INTERNATIONAL CORPORATION


                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments which are necessary to present fairly the financial position of the Company at January 31, 1997, and the results of its operations and its cash flows for the three month and nine month periods ended January 31, 1997 and 1996. The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, while certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Securities and Exchange Commission on July 26, 1996, as amended by the Amendment on Form 10-K/A as filed with the Securities and Exchange Commission on March 5, 1997.

(2) The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company suffered losses during the three and nine month periods ended January 31, 1997 and had an accumulated deficit at January 31, 1997. During the fiscal year ended April 30, 1996, the Company received significant funding through the issuance of preferred stock and the sale of foreign marketing rights for LYM-1. As a result of the sale of the preferred stock and foreign marketing rights, the Company had cash and short-term investment balances of $3,062,075 at January 31, 1997.

         Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and management expects to receive additional funds in the future. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and it could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations. Management believes that the cash and cash equivalents and short-term investments aggregating approximately $3,062,000 as of January 31, 1997 are sufficient to support the Company's estimated operations and other cash needs through at least April 30, 1997.

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

(3) In September 1996, the Company formed a wholly owned subsidiary, Techniclone Corporation. The subsidiary was incorporated in the state of Delaware to effect a name change to Techniclone Corporation and to effect a merger of Techniclone International

         Corporation into the newly formed subsidiary. The name change and merger is expected to occur in late fiscal 1997.

         The consolidated financial statements of the Company include the accounts of Techniclone International Corporation and its wholly owned subsidiary, Techniclone Corporation after elimination of its intercompany accounts and transactions.

(4) On October 25, 1996, the Company purchased land and a building which is adjacent to the Company's existing facility. The Company purchased the property for $1,524,663, including a cash down payment of $504,663 and the origination of a new mortgage loan in the amount of $1,020,000, which bears interest at the rate of 9.5% per annum.

(5) During the three months and nine months ended January 31, 1997, the Company recorded $163,096 and $395,832, respectively, in noncash stock based compensation expense. The increase in this expense primarily related to option grants made under the Company's 1996 Stock Incentive Plan (the "Plan"), which became effective upon the approval of the Plan by the shareholders, to various employees, consultants and members of the Company's Scientific Advisory Board. The options were granted at prices ranging between $1.50 and $5.50 per share and have vesting periods of up to 48 months. The Company expects to incur additional noncash based compensation expense relating to these grants and other grants which may be made in the future.

(6) During March, 1997, the Company reached an agreement to purchase at least a majority and up to all of the issued and outstanding capital stock of Peregrine Pharmaceuticals, Inc. ("Peregrine"), pursuant to the terms of a Stock Exchange Agreement. Should the Company acquire 100% of the outstanding stock of Peregrine, the Company will issue approximately 5,080,000 shares of the Company's common stock and assume between $400,000 and $500,000 in net liabilities. The acquisition will be accounted for as a purchase with immediate recognition of substantially all of the purchase price of approximately $27,200,000 as an expense for in-process research and development. Peregrine is a development stage enterprise, has had no revenues and is engaged in research and development of new technologies for use in therapeutic agents for treatment of cancerous tumors.

(7) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.