Form 10-K
period 1997-04-30
TECHNICLONE INTERNATIONAL CORP
filed 1997-07-29
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K
      (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended April 30, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______________ to _______________

                         Commission file number 0-17085

                             TECHNICLONE CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                           95-3698422
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

14282 Franklin Avenue, Tustin, California                     92780-7017
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    (714) 838-0500

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock
                                                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $85,481,608 as of July 1, 1997, based upon average bid and asked prices of such stock.


                            [Cover page 1 of 2 pages]
                               Page 1 of 62 Pages

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicated by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES______ NO______


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                        27,254,652 shares of Common Stock
                               as of July 1, 1997


                      DOCUMENTS INCORPORATED BY REFERENCE.

        Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting which will be filed with The Commission on or before August 25, 1997.

        This Annual Report on Form 10-K includes certain forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Additional Factors that May Affect Future Results" under
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I


ITEM 1. BUSINESS

        The Annual Report on Form 10-K contains certain forward-looking statements, the realization of which may be impacted by certain important factors. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Techniclone Corporation was incorporated in the State of Delaware on September 25, 1996. On March 24, 1997, Techniclone International Corporation, a California corporation, (predecessor company incorporated in June, 1981) was merged with and into Techniclone Corporation, a Delaware corporation (collectively "Techniclone"). This merger was effected for the purpose of effecting a change in the Company's state of incorporation from California to Delaware and making certain changes in the Company's charter documents. The "Company" refers to Techniclone Corporation, Techniclone International Corporation, its former subsidiary, Cancer Biologics Incorporated ("CBI"), which was merged into the Company on July 26, 1994 and its wholly-owned subsidiary Peregrine Pharmaceuticals, Inc., a Delaware corporation ("Peregrine"). Techniclone acquired all of the issued and outstanding capital stock of Peregrine as of April 24, 1997.

        The Company is engaged in the research and development of new technologies which can be utilized in the production of monoclonal antibodies and the production of specific monoclonal antibodies with prospective diagnostic and therapeutic applications. To date, the Company has been primarily engaged in the research, development and production of mouse and chimeric hybridoma cell lines and in the manufacture of monoclonal antibodies derived from these cell lines for in vivo therapeutic purposes. Products that appear to have commercial viability include (i) anti-lymphoma antibodies, LYM-1 and LYM-2 and (ii) three advanced monoclonal antibody technologies for collateral targeting of solid tumors, Tumor Necrosis Therapy (TNT), Vascular Targeting Agents (VTA), and Vasopermeation Enhancement Agents (VEA).

        In 1985, the Company entered into a research and development agreement with Northwestern University and its researchers to develop antibodies known as LYM-1 and LYM-2 (LYM-1 and LYM-2 are collectively referred to herein as the "LYM Antibodies"). Techniclone holds an exclusive world-wide license to manufacture and market products using the LYM Antibodies. In clinical studies conducted at the University of California at Davis, over fifty patients with B-cell lymphoma were treated with LYM-1 linked to Iodine-131. A significant number of these patients had significant clinical responses including patients showing complete and durable responses. None of the patients experienced the acute toxicities that normally accompany treatment with these radioisotopes.

        The Company has begun Phase II/III testing in multi-center clinical trials of the LYM-1 Antibody in late stage Non-Hodgkins lymphoma patients. The clinical trials are being sponsored by the Company's marketing partner Alpha Therapeutic Corporation ("Alpha"), a wholly-owned subsidiary of Green Cross Corporation. The clinical trials are currently being held at participating medical centers including M.D. Anderson, The Cleveland Clinic, Cornell University (N.Y.C.), George Washington University and the University of Cincinnati. Following the completion of the clinical trials, the Company expects Alpha to file an application with the FDA to market LYM-1 in the United States.

        In connection with the production and sale of the LYM Antibodies, the Company is obligated to make certain milestone and royalty payments.

        The Company entered into a Stock Subscription Agreement dated as of August 7, 1992 with David Legere and Legere Enterprises, Ltd., a Nevada limited partnership (the "Partnership") controlled by David Legere ("Legere"), pursuant to which Legere purchased an aggregate of 2,000,000 shares of the common stock of the Company for $1.20 per share, at an aggregate purchase price of $2,400,000. In February 1994, the Company entered into a Subscription Agreement with Legere pursuant to which Legere purchased an additional 1,000,000 shares of the Company's common stock for an aggregate purchase price of $1,500,000. As of July 1, 1997, the Partnership and affiliates of the Partnership beneficially owned 3,123,333 shares of common stock representing approximately 11.5 percent of the issued and outstanding shares of the Company.

        On October 28, 1992, the Company entered into a License Agreement with Alpha pursuant to which the Company granted Alpha a license for the development and commercialization of the LYM Antibodies in the United States and certain other countries. Alpha has paid the Company $150,000 and, unless the Agreement is terminated, Alpha is required to make future payments to the Company as follows: (i) $100,000 upon the first European regulatory submission or six months from the commencement date of United States Phase III clinical trials, whichever comes first, (ii) $200,000 upon the approval of the first European regulatory submission, (iii) $500,000 upon the submission of a PLA to the FDA, and (iv) $100,000 per year as a research and development grant after the completion of the Phase III LYM-1 clinical trial. The agreement also provides that Alpha will conduct all remaining development work necessary for FDA/PLA submission and pay all costs of development and patient costs including physician fees, hospital fees, material costs and follow-up costs. Under the Agreement, the Company is responsible for manufacturing the LYM-1 Antibody for clinical and commercial use. Under the terms of this license agreement,the right to distribute the Company's product in certain European countries was dependent upon Alpha beginning clinical trials in Europe within a specified time period. Alpha did not begin the trial within the specified time frame and its distribution rights to certain countries were terminated. The distribution rights to certain European countries were assigned to Biotechnology Development Ltd. in connection with another licensing agreement.

        On January 18, 1994, Techniclone and CBI entered into an Agreement and Plan of Merger (the "Agreement and Plan of Merger") which contemplated the merger of CBI with and into Techniclone. On June 10, 1994, the shareholders of the Company approved the merger pursuant to the Agreement and Plan of Merger. The merger between CBI and the Company was completed on July 26, 1994. The assets of CBI acquired by the Company consist primarily of research and development of the TNT antibody technology, which has not been approved by the FDA. As a result of the Merger, the Company incurred an immediate charge to operations for purchased in-process research and development of approximately $4,850,000 which amount represents the excess of the fair market value of the Company's common stock issued over the net assets acquired of CBI, plus an additional non-recurring charge relating to CBI stock options assumed by the Company.

        On December 27, 1995, the Company issued 7,700 shares of newly created Class B Convertible Preferred Stock, at a price of $1,000 per share, and on December 29, 1995 issued an additional 500 shares of Class B Convertible Preferred Stock, at a price of $1,000 per share, for an aggregate issuance consideration of $8,200,000 to sixteen (16) offshore investors pursuant to

Regulation S promulgated under the Securities Act of 1933. The Class B Convertible Preferred Stock is non-voting. The Class B Convertible Preferred Stock is convertible into common stock of the Company. During the years ended April 30, 1996 and 1997, 1,400 and 4,600, shares respectively, of Class B Convertible Preferred Stock were converted at the election of the holder to common stock. In connection with these conversions, the Company issued 469,144 and 1,587,138, respectively, shares of common stock. As of April 30, 1997, 2,200 shares of Class B Convertible Preferred Stock remain outstanding which are convertible into 813,736 shares of common stock, with a liquidation preference of $2,497,151.

        After the Closing of the Class B Convertible Preferred Stock, the Company applied for and was granted relisting of its common stock on the NASDAQ Small Cap market. The listing was effective on April 1, 1996. The Company's trading symbol is TCLN.

        On February 5, 1996, the Company entered into a joint venture with Cambridge Antibody Technology, Ltd. ("CAT") to develop and market a new class of products for cancer therapy and diagnosis. The Agreement provides that the Company and CAT will use the Company's Tumor Necrosis Therapy ("TNT") antibody and CAT's technology for producing fully human monoclonal antibodies to develop a human TNT antibody. The Agreement provides that equity in the joint venture and costs associated with the development of the product will be shared equally between the Company and CAT. The Company retains exclusive world-wide manufacturing rights for TNT. It is anticipated that the joint venture will conduct clinical trials of TNT concurrently in both the United States and Europe.

        On February 29, 1996, the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. ("BTD"), a limited partnership controlled by Edward Legere, a director and a major shareholder of the Company, which provides for BTD to acquire the marketing rights for the LYM Antibodies in various foreign countries, not covered by the Alpha Agreement. The Agreement also provided for BTD to assume marketing and distribution rights in certain other European countries if Alpha forfeits or relinquishes its rights to these countries. During fiscal 1997, the rights to market and distribute LYM Antibodies in various European countries were forfeited by Alpha and were assumed by BTD in accordance with the terms of the BTD Distribution Agreement. Under the terms of the Distribution Agreement, the Company retains all manufacturing rights to the LYM Antibodies and will supply LYM Antibodies to BTD at preset prices. Additionally, the Company has the right under an Option Agreement to repurchase the marketing rights to the LYM Antibodies through July 1998 at its sole discretion. The repurchase price under the option, if exercised by the Company, would include a cash payment of $4,500,000, the issuance of 1,000,000 stock options at an option price of $5.00 per share with a five year term, and royalty payments ranging from two percent to five percent of related sales.

        On April 25, 1997, the Company entered into a 5% Preferred Stock Investment Agreement and a Registration Rights Agreement with eleven (11) investors pursuant to which the Company sold 12,000 shares of 5% Adjustable Convertible Class C Preferred Stock (the "Class C Stock") for an aggregate purchase price of $12,000,000. The Company filed a Certificate of Designation with the Delaware Secretary of State on April 23, 1997 creating the 5% Adjustable Convertible Class C Preferred Stock. In connection with the issuance of the Class C Stock, the Company paid Cappello & Laffer Capital Corp., the placement agent, a non-accountable expense allowance of $100,000 and a $720,000 commission and issued a Warrant to purchase 1,200 shares of Class C Stock at $1,000 per share.

        The Company intends to use the proceeds of the Class C Preferred Stock offering to manufacture product for the completion of clinical trials of the LYM-1 antibody, conduct Phase I clinical trials for the TNT antibody, continue pre-clinical development of additional Company products, construct facilities and use any remaining proceeds for general corporate and working capital purposes.

        Commencing on September 26, 1997, the Class C Stock is convertible at the option of the holder into a number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by 13 percent starting on November 26, 1997, 20 percent starting on January 26, 1998, 22.5 percent starting on March 26, 1998, 25 percent starting on May 26, 1998, 27 percent starting on the July 26, 1998 and thereafter. After March 24, 1998, the Conversion Price will be the lower of the Conversion Price as calculated in the preceding sentence or the average of the Closing Price of the Company's common stock for the thirty (30) trading days including and immediately preceding March 24, 1998 (the "Conversion Cap"). In addition to the common stock issued upon conversion of the Class C Stock, warrants to purchase one-fourth of the number of shares of common stock issued upon the conversion will be issued to the converting investor. The Warrants are exercisable at 110 percent of the Conversion Cap through April 2002.

        The Holders of the Class C Stock are entitled to receive dividends at the rate of $50.00 per share per annum. The payment of the Class C dividend commences on September 30, 1997 and thereafter is paid at the end of each calendar quarter. The dividends are to be paid in Class C Stock valued at $1,000 per share (fractional shares to be paid in cash) or, at the option of the Company with ten days advance notice to the Holders of the Class C Stock, in cash. Subject to certain conditions contained in the Certificate of Designation, the Class C Stock is subject to mandatory redemption upon certain events as defined in the Certificate of Designation and mandatory conversion at any time after April 25, 1998. Some of the mandatory redemption features are within the control of the Company. For those mandatory redemption features that are not within the control of the Company, the Company has the option to redeem the Class C Stock in cash or in common stock. Should a redemption event occur, it is the Company's intention to redeem the Class C Stock through the issuance of the Company's common stock. Except as provided in the Certificate of Designation or by Delaware law, the Class C Stock does not have voting rights.

        On January 20, 1997, the Company entered into a Stock Exchange Agreement (the "Agreement") with the shareholders of Peregrine, a privately-held Delaware corporation, pursuant to which the shareholders of Peregrine agreed to exchange all of the issued and outstanding capital stock of Peregrine for 5,000,000 shares of common stock of the Company. On April 24, 1997, the Company entered into a First Amendment to Stock Exchange Agreement (the "Amendment") with the shareholders of Peregrine, pursuant to which the Company agreed to amend certain provisions of the Stock Exchange Agreement and to issue an additional 80,000 shares of its common stock in exchange for all of the issued and outstanding capital stock of Peregrine as set forth in the Amendment. The Amendment provides that the major stockholders of Peregrine agree to a one year lock-up of the Company's common stock issued to them in the exchange. As part of the Amendment, during the lock-up period Sanderling is permitted to sell up to 275,000 shares, Saunders is permitted to sell up to 275,000 shares, Jennifer Lobo is permitted to sell up to 90,000 shares and Philip Thorpe is permitted to sell up to 50,000 shares. The Amendment also provides for the Company to sell Sanderling $550,000 of its common stock at a purchase price of $3.82 per share. This sale of stock to Sanderling was completed in July of 1997.

        All preconditions to the closing of the Stock Exchange Agreement as amended were completed and the related agreements were signed on April 24, 1997; therefore, the Company accounted for the transaction in the year ended April 30, 1997. The purchase price of $27,154,000 which includes the fair market value of the common stock exchanged and the net liabilities assumed represents the amount paid for acquired technologies and related intangible assets. As of the effective date of the acquisition, the purchase price of the Peregrine acquisition was charged to operations as "purchased in-process research and development" with a corresponding credit to additional paid-in capital. The purchase price was charged to operations as Peregrine's technologies have not reached technological feasibility and the technology has no known future alternative uses other than the possibility for treating cancer patients.

        During the year ended April 30, 1997, the Company acquired land and a building located at 14272 Franklin Avenue, Tustin, California 92780 for a purchase price of $1,524,663. This 24,201 square foot building is adjacent to the Company's existing 23,570 square foot building that was purchased in April 1996 for $1,555,620.

        The Company's offices and laboratories are located at 14282 Franklin Avenue, Tustin, California 92780-7017, and its telephone number is (714) 838-0500.

CANCER AND CONVENTIONAL CANCER TREATMENTS

        Cancer is a family of more than one hundred diseases that can be categorized into two broad groups: (i) non-solid tumor cancers such as hematological or blood-borne malignancies, including lymphomas and leukemias, and (ii) solid tumor cancers, such as lung, prostate, breast and colon cancers. All cancers are generally characterized by a breakdown of the cellular mechanisms that regulate cell growth and cell death in normal tissues.

        Blood-borne cancers involve a disruption of the developmental processes of blood cell formation, preventing these cells from functioning normally in the blood and lymph systems. While chemotherapy is the primary treatment for blood-borne malignancies, many such malignancies are radiosensitive and some localized lymphomas can be treated with conventional external beam radiation therapy. However, conventional external beam radiation therapy cannot be used in the treatment of most blood-borne malignancies because the levels of radiation necessary to destroy diseases that are disseminated within the body would result in damage to the bone marrow of the patient, leading to life-threatening suppression of the immune system, and other serious side effects.

        In solid tumor cancers, malignant tumors invade and disrupt nearby tissues and can also spread throughout the body or "metastasize." The impact of these tumors on vital organs such as the lungs and the liver frequently leads to death. Surgery is used to remove solid tumors that are accessible to the surgeon and can be effective if the cancer has not metastasized. Conventional radiation therapy also can be employed to irradiate a solid tumor and surrounding tissues and is a first-line therapy for inoperable tumors, but side effects are a limiting factor in treatment. Conventional external beam radiation therapy is used frequently in conjunction with surgery either to reduce the tumor mass prior to surgery or to destroy tumor cells that may remain at the tumor site after surgery. While surgery and radiation therapy are the primary treatments for solid tumors, chemotherapy is often used as a primary therapy for inoperable or metastatic cancers.

        Chemotherapy, which typically involves the intravenous administration of drugs designed to destroy malignant cells, is used for the treatment of both solid tumors and blood-borne malignancies. Chemotherapeutic drugs generally interfere with cell division and are therefore more toxic to rapidly dividing cancer cells. Since cancer cells can often survive the effect of a single drug, several different drugs usually are given in a combination therapy designed to overwhelm the ability of cancer cells to develop resistance to chemotherapy. Combination chemotherapy is used widely as first-line therapy for leukemias and lymphomas and has had considerable success in the treatment of some forms of these cancers. Nevertheless, partial and even complete remissions obtained through chemotherapy often are not durable, and the cancer may reappear and/or resume its progression within a few months or years of treatment. The relapsed patient's response to subsequent therapy typically becomes shorter and shorter with each successive treatment regimen as the cancer becomes resistant to chemotherapy. Eventually, patients may become "refractory" to chemotherapy, meaning that the length of their response, if any, to treatment is so brief that the treating physician concludes that further chemotherapy regimens would be of little or no benefit. Chemotherapeutic drugs are not sufficiently specific to cancer cells to avoid affecting normal cells, especially those cells that are growing rapidly. As a result, patients often experience side effects such as nausea, vomiting, hair loss, anemia and fatigue, as well as life-threatening side effects such as immune system suppression. In cases of certain severe blood-borne malignancies and metastatic solid tumor cancers, bone marrow transplants may be performed to treat patients who typically have exhausted all other treatment options. Transplants generally are performed in connection with regimens of aggressive chemotherapy and/or radiation therapy.


NON-HODGKINS LYMPHOMA.

        Non-Hodgkins B-cell lymphomas are blood borne cancers of the immune system which currently afflict approximately 240,000 patients in the United States. More than 52,000 new cases are expected to be diagnosed in 1997. Non-Hodgkins lymphomas are generally classified into one of three groups, low, intermediate or high grade. The Company is initially pursuing clinical development of its LYM-1 antibody for intermediate and high grade Non-Hodgkins B-cell lymphoma.

        Non-Hodgkins lymphomas are usually widely disseminated and characterized by multiple tumors at various sites throughout the body. Treatment usually consists of chemotherapy and often results in a limited number of durable remissions. Lymphomas typically become more aggressive upon relapse and tend to progress from low to intermediate or high grade during the disease cycle. The majority of patients in remission will relapse and ultimately die either from their cancer or complications of standard therapy. Fewer patients achieve additional remissions following relapse and those remissions are generally of shorter duration as the tumors become increasingly resistant to subsequent courses of chemotherapy. Therapeutic product development efforts for these cancers have focused on both improving treatment results and minimizing the toxicities associated with standard treatment regimens. Immunotherapies with low toxicity and demonstrated efficacy can be expected to reduce treatment and hospitalization costs associated with therapy side effects or peripheral infections, which can result from the use of chemotherapy and radiation therapy.

EMERGING METHODS OF CANCER TREATMENT

        Scientific progress in recent years has yielded a number of promising cancer treatment approaches. These approaches generally are designed to enhance the specificity and potency of cancer therapeutics, to improve overall efficacy and to reduce side effects. The Company believes that one of the most promising of these approaches is the use of monoclonal antibody technologies in the development of anti-tumor targeting agents for cancer therapy.

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

        THERAPEUTIC APPLICATIONS. Cancer therapy utilizing monoclonal antibodies, whether used alone or conjugated with other substances that attack cancerous cells, directly attack the cancerous cells, leaving healthy cells unharmed. Consequently, cancer therapies based upon monoclonal antibodies have the potential for more effective treatments without the harmful side effects associated with most cancer therapies. Research in this area has indicated that certain monoclonal antibodies are effective in the treatment of certain types of cancers, including lymphoma. In limited clinical trials, the Company's LYM-1 antibody appears to be an effective treatment for lymphoma, a form of cancer of the lymph nodes and blood lymphocytes.

        Research has also indicated that many monoclonal antibodies have greater potential for fighting cancers and other diseases in the body when conjugated with drugs, biologics, toxins or isotopes. Because of the great specificity of monoclonal antibodies, they can deliver the conjugated drug, biological, toxin or isotope directly to the selected target cells without clinically significant toxicity to other cells in the body. The conjugated monoclonal antibody binds to its target cell, which internalize the conjugated drug, biological, toxin or isotope, causing cell death.

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

        CHIMERIC ANTIBODIES. Chimeric antibodies are constructed from portions of murine antibodies and human antibodies which are linked together. A chimeric antibody consists mostly of human protein, with a small amount of murine protein carrying the specificity site. Like fully human antibodies, chimerics are regarded as less foreign to the human body than whole murine antibodies and are suited to multiple treatments in-vivo. Techniclone has prepared chimerics of LYM-1 and TNT at its research laboratories. Preliminary clinical studies are encouraging and formal trials of chimeric TNT are planned to begin in 1998. The chimeric TNT study will be carried out jointly by Cambridge Antibody Technology, Ltd. in England and by Techniclone in the United States.

        HUMAN ANTIBODIES. In February 1996, Techniclone entered into a joint venture with Cambridge Antibody Technology, Ltd. ("CAT") whereby CAT will use its patented technologies to develop a fully human monoclonal antibody of the Company's Tumor Necrosis Therapy ("TNT") antibody. Fully human antibodies are more compatible with the human immune system and thus should be able to avoid most of the immune response and bodily rejection complications which may be encountered in using murine or chimeric antibodies for cancer therapy. A human TNT antibody has been completed by CAT, human TNT clinical studies are expected to be carried out jointly by CAT and Techniclone in England and in the United States in 1998.

TECHNICLONE'S APPROACHES TO CANCER THERAPY

        Techniclone's scientific team has formulated a comprehensive new approach to the treatment of cancerous tumors. For non-solid tumor therapy (hemotological malignancies, including lymphomas and leukemias) the Company has developed a direct tumor targeting agent LYM-1, which is currently in a Phase II/III clinical trial in the U.S. for treatment of intermediate and high grade Non-Hodgkins B-cell lymphoma.

        Direct tumor targeting for solid tumors (lung, prostate, breast, pancreatic, brain and colon cancers) has historically been proven to be ineffective since: (i) cell-surface antigens are unstable and modulate, causing the antigen target on the solid tumor to disappear; (ii) the same cell-surface antigen used as the antibody target will frequently be expressed on normal, healthy, cells as well, causing unacceptable levels of toxicity and adverse side effects during therapy; and (iii) cell-surface antigens vary greatly from tumor type to tumor type requiring the development of a different antibody targeting system for each cancer type.

        To solve the problems associated with direct tumor targeting for solid tumors, Techniclone has concentrated its development efforts on an indirect targeting approach by targeting anatomical structures essential for tumor growth and the by-products of tumor growth, most notably necrotic tissue. This therapeutic strategy of the indirect targeting of structures and cell types, rather than directly targeting of the cancer cell itself, as a means to treat solid tumor cancers is broadly described as "collateral targeting". The Company holds fundamental patents for three of the most important new classes of compounds to have emerged in the field of collateral targeting, Tumor Necrosis Therapy (TNT), Vascular Targeting Agents (VTA) and Vasopermeation Enhancement Agents (VEA).

        The Company believes that the use of collateral (indirect) targeting agents for solid tumor therapy might solve some of the problems associated with conventional chemotherapy and radiation therapy, and problems encountered in the early industry testing of direct targeting approaches to solid tumor therapy. The main advantage of collateral targeting agents is that the tumor structures targeted appear to be common to all solid tumors, such that one targeting agent may be effective for all solid tumor types. Additionally, since collateral targeting agents target the non-mutable components of the tumor, the potential for the development of drug resistance by the tumor is reduced.

LYM-1, ONCOLYM(TM).

        Techniclone's first proprietary monoclonal antibody cancer therapy product LYM-1 (which will be marketed by Alpha under the tradename "Oncolym(TM)"), is now in a Phase II/III multi-center clinical trial being conducted by the Company's marketing partner, Alpha. LYM-1 (Oncolym(TM)) is designed as a therapy against Non-Hodgkins B-cell lymphoma cancer. Techniclone's Oncolym(TM) antibody is linked to a radioactive isotope, and the combined molecule is injected into the blood stream of the cancer patient where it recognizes and bonds to the cancerous lymphoma tumor sites, thereby delivering the radioactive isotope to the tumor site, with minimal adverse effect on surrounding healthy tissue.

        In Phase II trials of Non-Hodgkin's lymphoma patients treated with LYM-1 (Oncolym(TM)) at varying dose levels, fifty-six percent (56%) of the trial participants had complete or partial (greater than 50% tumor shrinkage) remissions of their tumors. It should be noted that these Phase II clinical trial results were achieved with terminal patients whose disease was progressing despite conventional chemotherapy and who were diagnosed as having a life expectancy of from two to six months.

        The Phase II/III clinical trial of the LYM-1 (Oncolym(TM)) antibody is being conducted using patients with characteristics similar to those patients enrolled in the early stages of the trials. The Phase II/III clinical trial is being conducted at several clinical sites with the expectation that the study will ultimately be expanded to include a total of twenty sites with an enrollment of up to 130 patients. The initial clinical sites include New York Hospital-Cornell University Medical Center, MD Anderson Cancer Center, University of Cincinnati Medical Center, Cleveland Clinical Foundation, and The George Washington University Medical Center.

        COLLATERAL TARGETING AGENTS FOR SOLID TUMOR THERAPY. Techniclone has developed two advanced monoclonal antibody technologies for collateral targeting of solid tumors for cancer therapy and acquired one collateral targeting technology with the acquisition of Peregrine. Tumor Necrosis Therapy ("TNT") and Vascular Targeting Agents ("VTA") are possible stand-alone or combined cancer therapy technologies, but when used in combination with Vasopermeation Enhancement Agents ("VEA"), these technologies form a complete three pronged platform which is designed to eradicate most solid tumors.

        TUMOR NECROSIS THERAPY (TNT). The TNT antibody targets necrotic tissue (dead cells) which is found at the interior of solid cancerous tumors. Targeting the necrotic area of the cancerous tumor with TNT, enables it to deliver toxic payloads (such as radioisotopes or chemotherapy drugs) to surrounding viable cancer cells for therapeutic effect. The TNT delivery system could be the basis for a class of new products effective across the entire spectrum of solid tumor types, including brain, lung, colon, breast, prostate and pancreatic cancers.

        VASCULAR TARGETING AGENTS (VTA). Vascular Targeting Agents act by destroying the vasculature of solid tumors. VTA's are multifunctional molecules that target the capillaries and blood vessels of solid tumors. Once there, these agents block the flow of oxygen and nutrients to the underlying tissue by creating a blood clot to the tumor. Within hours of the clots formation, the tumor begins to die and necrotic regions are formed. Since every tumor in excess of 2mm in size forms an expanding vascular network during tumor growth, VTA's could be effective against all types of solid tumors. Techniclone's scientists are doing preliminary studies on vascular targeting agents. The VTA technology was acquired in April of 1997 through the Company's acquisition of Peregrine Pharmaceuticals, Inc.

        VASOPERMEATION ENHANCEMENT AGENTS (VEA). Vasopermeation Enhancement Agents use vasoactive compounds (molecules that cause tissues to become more permeable) linked to monoclonal antibodies to increase the vasoactive permeability at the tumor site and act to increase the concentration of killing agents at the core of the tumor. Vasopermeation Enhancement Agents are administered to a cancer patient by pretreating the patient with a vasoconjugate, such as Interleukin-2 (IL-2) linked to a monoclonal antibody, a few hours prior to delivery of a therapeutic agent. The antibody side of this vasoconjugate may be targeted either against antigens which are unique to the tumor vessel walls or antigens inside the tumor itself. The vasoconjugate affects the walls of the tumor vessel and causes an immediate increase in vessel permeability thereby causing these tissues to become a "sink" for other compounds that are subsequently given intravenously. This increased state of permeability creates a window of opportunity for several hours, allowing any therapeutic drug injected into the patient during that time to enter the tumor in greatly enhanced concentrations. In pre-clinical studies, Techniclone's scientists were able to increase the uptake of drugs or isotopes within a tumor by 200% to 400% if a vasoactive agent was given several hours prior to the therapeutic treatment. The therapeutic drug can be a chemotherapy drug, radiolabeled antibody or other cancer fighting agent. This enhancement of toxic drug dosing is achieved by altering the physiology and, in particular, the permeability of the blood vessels and capillaries that serve the tumor. As the tumor vessels become more permeable, the amount of therapeutic treatment reaching the tumor cells increases.

PRODUCTS

        The Company's plans for future growth have focused on the development of two product groups: direct targeting agents for non-solid tumor therapy and collateral targeting agents for solid tumor therapy. These therapeutic products are intended for use by hospital pharmacies and radiologists in treating cancers. The Company is currently developing LYM-1, TNT, and VTA and VEA products for this market.

        LICENSE AGREEMENTS. On October 28, 1992, the Company entered into a License Agreement with Alpha pursuant to which the Company granted Alpha a license for the development and commercialization of the LYM Antibodies in the United States and certain other countries. Under the

License Agreement, Alpha paid the Company $150,000 and, unless the Agreement is terminated, Alpha is required to make fixed payments to the Company as follows:
(i) $100,000 upon the first European regulatory submission or six (6) months from the commencement date of United States Phase III clinical trials, whichever comes first, (ii) $200,000 upon the approval of the first European regulatory submission, (iii) $500,000 upon the submission of a PLA to the FDA, and (v) $100,000 per year as a research and development grant after the completion of the Phase III LYM-1 clinical trial. The Agreement also provides that Alpha conduct all remaining development work necessary for FDA/PLA submission and pay all costs of development and patient costs including physician fees, hospital fees, material costs and follow-up costs. Under the Agreement, the Company is responsible for manufacturing the LYM Antibodies for clinical and commercial use. Under the terms of this license agreement, the right to distribute the LYM Antibodies in certain European countries was dependent upon the distributor beginning clinical trials in Europe within a specified time period. Alpha did not begin the trial within the specified time frame and its European distribution rights were assigned in connection with another licensing agreement.

        On February 5, 1996, the Company entered into a joint venture with Cambridge Antibody Technology, Ltd. ("CAT") to develop and market a new class of products for cancer diagnosis and therapy. The Agreement provides that the Company and CAT will develop a monoclonal antibody based upon CAT's patented technology for producing fully human monoclonal antibodies and the Company's Tumor Necrosis Therapy ("TNT"). The Agreement provides that equity in the joint venture and costs associated with the development of the product will be shared equally between the Company and CAT. The Company retains exclusive world-wide manufacturing rights. It is anticipated that the joint venture will conduct clinical trials of TNT in both the United States and Europe.

        On February 29, 1996, the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. ("BTD"), a limited partnership controlled by Edward Legere, a director and a major shareholder of the Company, which provides for BTD to acquire the marketing rights for the LYM Antibodies in various foreign countries not covered by the Alpha Agreement. The Agreement also provides for BTD to assume marketing and distribution rights in certain European countries if Alpha forfeits or relinquishes its rights to these countries. During fiscal 1997, the right to market and distribute the LYM Antibodies product in various European countries was forfeited by Alpha and was assumed by BTD in accordance with the terms of the BTD Distribution Agreement. Under the terms of the Distribution Agreement, the Company retains all manufacturing rights to the LYM Antibodies and will supply the LYM Antibodies to BTD at preset prices. Additionally, the Company has the right under an Option Agreement to repurchase the marketing rights to LYM Antibodies through July 1998 at its sole discretion. The repurchase price under the option, if exercised by the Company, would include a cash payment of $4,500,000, the issuance of 1,000,000 stock options at an option price of $5.00 per share with a five year term, and royalty payments ranging from two percent to five percent of related sales.

        Peregrine has entered into several license agreements in order to acquire all of the rights which it deems necessary to proceed with its vascular targeting agent technology. Under the terms of these agreements the Company must make fixed payments as well as contingent payments which must be paid on the earlier to occur of an event concerning the technology, e.g., commencement of a Phase I Study, or a calendar date fixed by the agreements. When the Company or its sublicensees (if any) are selling products using the licensed product, royalties of up to ten percent (10%) must be paid pursuant to these license agreements.

COMPETITION

        The Company's competitive position is based on its proprietary technology and know-how, U.S. patents covering the LYM Antibodies and its collateral targeting agent technologies for therapy of human cancers. The Company has a number of worldwide patents issued and pending. The Company plans to compete on the basis of the advantages of its technologies, the quality of its products, and its commitment to research into innovative technologies.

        Various other companies, many of which have larger financial resources than the Company, are currently engaged in research and development of monoclonal antibodies and in cancer prevention and treatment. However, none of these companies have achieved market dominance. Nevertheless, there can be no assurance that such companies, other companies or various other academic and research institutions will not develop and market monoclonal antibody products or other products to prevent or treat cancer prior to the introduction of, or in competition with, the Company's present or future products. In addition, there are many firms with established positions in the diagnostic and pharmaceutical industries which may be better equipped than the Company to develop monoclonal antibody technology or other products to prevent or treat cancer and to market their products. Accordingly, the Company plans, whenever feasible, to enter into joint venture relationships with these larger firms for the development and marketing of specific products and technologies so that the Company's competitive position might be enhanced.

        The Company's first product is LYM-1 (Oncolym) which is a treatment for intermediate and high grade Non-Hodgkins lymphoma. The Company's two principal competitors for the Non-Hodgkins lymphoma market are Coulter Pharmaceutical, Inc. and IDEC Pharmaceuticals Corporation, who are currently testing monoclonal antibody based products for the low grade lymphoma market.

        Coulter is developing a Non-Hodgkins lymphoma murine sub-class monoclonal antibody treatment, known as "B-1 Therapy" which is currently in Phase II/III clinical trials. The Coulter antibody targets the CD-20 antigen which is found on B cells and is labeled with Iodine-131, a radioisotope. Coulter is pursuing clinical development of its antibody for low-grade Non-Hodgkins lymphomas.

        IDEC is developing a Non-Hodgkins lymphoma monoclonal antibody which targets the CD-20 antigen. This non-radiolabeled antibody is designed to activate the patients' own immune system. IDEC completed its Phase III clinical trials of this antibody and submitted BLA's to the FDA in February 1997. This treatment is intended for relapsed low grade Non-Hodgkins lymphoma.

        The Company believes that its product development programs will be subject to significant competition from companies utilizing alternative technologies as well as to increasing competition from companies that develop and apply technologies similar to the Company's technologies. Other companies may succeed in developing products earlier than the Company, obtaining approvals for such products from the FDA more rapidly than the Company or developing products that are safer and more effective than those under development or proposed to be developed by the Company. There can be no assurance that research and development by others will not render the Company's technology or potential products obsolete or non-competitive or result in treatments superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies.

GOVERNMENT REGULATION

        Regulation by governmental authorities in the United States and other countries is a significant factor in the Company's ongoing research and development activities and in the production and marketing of its products. The amount of time and expense involved in obtaining necessary regulatory approval depends upon the type of product. The procedure for obtaining FDA regulatory approval for a new human pharmaceutical product, such as the LYM Antibodies, TNT, VTA, and VEA, involves many steps, including laboratory testing of those products in animals to determine safety, efficacy and potential toxicity, the filing with the FDA of a Notice of Claimed Investigational Exemption for Use of a New Drug prior to the initiation of clinical testing of regulated drug and biologic experimental products, and clinical testing of those products in humans. The Company has filed a Notice of Claimed Investigational Exemption for Use of a New Drug with the FDA for the production of LYM-1 as a material intended for human use, but has not filed such a Notice with respect to any other in vivo products. The regulatory approval process is administered by the FDA's Center for Biologics Research and Review and is similar to the process used for any new drug product intended for human use.

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

        If approval is obtained for the sale of such new drug, FDA regulations will also apply to the manufacturing process and market activities for the product and may require post-marketing testing and surveillance programs to monitor the effects of the product. The FDA may withdraw product approvals if compliance with regulatory standards, including labeling and advertising, is not maintained or if unforeseen problems occur following initial marketing. The National Institute of Health has issued guidelines applicable to the research, development and production of biological products, such as the Company's products. Other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. The extent of future regulation cannot be predicted, but could affect the manufacture, marketing and sale of the Company's products.

        In addition, the Company is subject to regulation under state and federal laws and regulations regarding occupational safety, laboratory practices, the use and handling of radioactive isotopes, environmental protection and hazardous substance control, and other regulations. The Company's products may also be subject to import laws in other countries and food and drug laws in various states in which the products are or may be sold and subject to the export laws of the agencies of the United States government.

        The Company believes that it is in compliance with all applicable laws and regulations including those relating to the handling and disposal of hazardous and toxic wastes.

PATENTS AND TRADE SECRETS

        The Company has relied on the internal achievements of the Company, as well as the direct sponsorship of university researchers, for development of its basic technologies. The Company believes it will continue to learn, on a timely basis, of advances in the biological sciences which might complement or enhance its existing expertise. It intends to pursue opportunities to license its basic technologies and any advancements or enhancements, as well as to pursue the incorporation of its technologies in the development of its own products.

        The Company has applied for several patents either directly or as a cosponsor/licensee. The Company treats particular variations in the production of monoclonal antibodies and related technologies as trade secrets. Patent protection may, however, be significant in the case of newly-developed antibody-based technologies. The Company intends to pursue patent protection for inventions related to antibody-based technologies that it cannot protect as trade secrets. Techniclone, as licensee, cosponsored the patent applications for the LYM Antibodies through its licensing agreements with Northwestern University. United States Letters patents for LYM-1 and LYM-2 were issued in February 1988.

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

        For its Vasopermeation Enhancement Agents (VEA) technology, Techniclone holds an exclusive world-wide license from the University of Southern California
(USC) that covers all uses of the Vasopermeation Enhancement technology and all related patents that may issue. USC has filed patent applications covering the Vasopermeation Enhancement technology in the United States, Europe, Japan, Canada and Australia. The United States patent application was filed in October 1988 and is currently pending. This patent covers all aspects of attaching vasoactive compounds to immunoreactive fragments for the purpose of enhancing the uptake of therapeutic drugs or diagnostic agents. The European patent application for Vasopermeation Enhancement was allowed in June 1995.

        Techniclone's Modified Antibody Technology is covered by a U.S. patent issued in March 1993. The European patent application for Modified Antibody Technology was allowed in June 1996. Asian patent applications for Modified Antibody Technology are pending as is a second United States patent application covering further uses of the technology.

        Through the acquisition of Peregrine Pharmaceuticals, Inc. in April 1997, the Company has gained access to numerous patents and patent applications covering the field of vascular targeting. These technologies are licensed from the University of Texas Southwestern Medical Center at Dallas,

Texas, Beth Israel Hospital, the Scripps Institute and Johnson & Johnson. These patents and patent applications cover the following areas of vascular targeting:

                (i)     the generic concept of targeting the tumor vasculature;

                (ii) the generic concept of clotting tumor blood vessels using human coagulation proteins;

                (iii) the generic concept of targeting complexes comprising a protein that is produced by a cancer cell but acts on a tumor endothelial cell;

                (iv)    the use of targeting vascular endothelial growth factor
                        (VEGF) as a means to target a solid tumor; and

                (v) most of the known ways to kill a tumor endothelial cell, including the use of cytotoxic agents, radioisotopes and toxins.

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

        International patents relating to biologics are numerous and there can be no assurance that current and potential competitors have not filed or in the future will not file patent applications or receive patents relating to products or processes utilized or proposed to be used by the Company. In addition, there is certain subject matter which is patentable in the United States and not generally patentable outside of the United States. Statutory differences in patentable subject matter may limit protection the Company can obtain on some of its products outside of the United States. These and other issues may prevent the Company from obtaining patent protection outside of the United States which may have a material adverse effect on the Company's business, financial condition and results of operations.

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

MANUFACTURING

        RAW MATERIALS. The Company uses various common raw materials in the manufacture of its products and in the development of its technologies. These raw materials are generally available from several alternate distributors of laboratory chemicals and supplies. The Company has not experienced any significant difficulty in obtaining these raw materials and does not consider raw material availability to be a significant factor in its business. The Company uses purified materials with strict requirements for sterility and pyrogenicity.

PRODUCTION

        The Company's LYM-1 (Oncolym(TM)) antibody is produced for use in the Phase II/III clinical trials at Techniclone's GMP pilot facility in Tustin, California. The Company has commenced design efforts to expand this facility to handle commercial production requirements. The Company will install additional bioreactors and other equipment adequate to meet short term commercial demand of its LYM-1 production. Centralized product testing and process controls in this facility permit the Company to maintain uniformity and quality control of its antibodies while utilizing economies of scale in its manufacturing processes.

        Once the LYM-1 (Oncolym(TM) ) antibody has passed stringent quality control and outside testing, it is shipped to Oklahoma City, Oklahoma for radiolabeling, (the process of attaching the radioactive agent, Iodine-131, to the antibody). From the Oklahoma facility, the labeled LYM-1 (Oncolym(TM)) is shipped overnight to the nuclear medicine department of medical centers and hospitals for use in treating patients the next day.

        The Company has also constructed a pilot production facility for the manufacturing of TNT antibody in Tustin, California. This facility is currently being expanded and validated for FDA licensing of clinical trial production material. This facility will be able to produce sufficient quantities of the TNT antibody to supply to the European and United States clinical trial sites in connection with the proposed Phase I clinical trials expected to commence in late 1997 and in 1998.

MARKETING

        The Company has begun Phase II/III testing in multi-center clinical trials of the LYM-1 (Oncolym(TM)) antibody in late stage Non-Hodgkins lymphoma patients. The clinical trials are being sponsored by Alpha at participating medical centers including M.D. Anderson, The Cleveland Clinic, Cornell University (N.Y.C.), George Washington University and the University of Cincinnati. Following the completion of clinical trials, the Company expects Alpha to file an application with the FDA to market LYM-1 (Oncolym(TM)) in the United States.

        On February 29, 1996, the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. ("BTD"), a limited partnership controlled by Edward Legere, a director and a major shareholder of the Company, which provides for BTD to acquire LYM-1 antibody technology marketing rights in various foreign countries, not covered by the Alpha License Agreement and provided for the right for BTD to assume marketing and distribution rights in certain European countries from Alpha should it forfeit or relinquish its rights under the Alpha Agreement. During fiscal 1997, the right to market and distribute LYM-1 product in various European countries was forfeited by

Alpha and was assumed by BTD in accordance with the terms of the BTD Distribution Agreement. Under the terms of the Distribution Agreement, the Company retains all manufacturing rights to LYM-1 and will supply LYM-1 to BTD at preset prices. Additionally, the Company has the right under an Option Agreement to repurchase the marketing rights to LYM-1 through July 1998 at its sole discretion. The repurchase price under the option, if exercised by the Company, would include a cash payment of $4,500,000, the issuance of 1,000,000 stock options at an option price of $5.00 per share with a five year term, and royalty payments ranging from two percent to five percent of related sales.


EMPLOYEES

        As of July 1, 1997, the Company employed 44 full-time employees, which included 5 Ph.D. level persons, 28 technical and support employees, and 11 administrative employees. The Company believes its relationships with its employees are good. The Company expects to add a significant number of new employees during the year ending April, 30 1998 to expand its corporate operations.

        The foregoing contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM    2. PROPERTIES



        The Company's research and manufacturing operations are located in a 23,570 a square foot Company-owned office and laboratory space at 14282 Franklin Avenue, Tustin, California 92780-7017. The Company manufactures its LYM and TNT Antibodies at this facility. During the year ended April 30, 1997, the Company acquired land and a building located at 14272 Franklin Avenue, Tustin, California 92780 from for a purchase price of $1,524,663. This 24,201 square foot building is adjacent to the Company's existing building that was purchased in April 1996. The Company makes combined monthly mortgage and common area maintenance payments of approximately $13,000 for each building. Monthly rental income from tenants is approximately $13,000.

ITEM 3. LEGAL PROCEEDINGS

        There are no pending legal proceedings in which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Prior to April 1, 1996, Techniclone's common stock was traded intermittently in the over-the-counter market. Since April 1, 1996, Techniclone's common stock has been traded on the NASDAQ Small Cap market. The following table shows the high and low bid and asked prices for Techniclone's common stock for each quarter in the last two fiscal years. Prices shown represent quotations by dealers, without retail markup, markdown or commissions and may not reflect actual transactions.

                                Bid               Asked
                                ---               -----
Quarter ended:            High      Low      High       Low
                         -----     -----     ----      -----

April 30, 1995           2.00      0.50      4.00      1.25

July 31, 1995            1.25       .688     1.375      .813

October 31, 1995         3.063      .688     3.125      .875

January 31, 1996         5.375     2.625     5.50      2.813

April 30, 1996           7.813     5.125     7.938     5.313

July 31, 1996            6.75      3.25      6.813     3.50

October 31, 1996         5.25      3.25      5.438     3.375

January 31, 1997         6.75      3.313     6.875     3.50

April 30, 1997           6.125     4.625     6.25      4.75


        As of July 1, 1997, the number of holders of record of the Company's common stock was 5,756.

        The Company has a limited operating history and only nominal revenues to date. No dividends have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data has been extracted from the consolidated financial statements of the Company for each of the five years in the period ended April 30, 1997. The consolidated financial statements for each of the five years in the period ended April 30, 1997 have been audited by the Company's independent public accountants. These financial summaries should be read in conjunction with the information contained for each of the three years in the period ended April 30, 1997, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

                             SELECTED FINANCIAL DATA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEAR ENDED APRIL 30,


                                         1993             1994             1995             1996             1997
                                         ----             ----             ----             ----             ----

REVENUES
Net product sales and royalties .    $     34,990     $      4,400     $       --       $      4,824     $     26,632
Licensing fees ..................         120,000           56,375            7,265        3,000,000             --
Interest and other income .......          13,773            8,591              126          138,499          319,709
                                     ------------     ------------     ------------     ------------     ------------
Total revenues ..................         168,763           69,366            7,391        3,143,323          346,341
                                     ------------     ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
Cost of sales ...................           9,670            1,680             --              2,580           24,940
Research and development ........         579,447        1,315,898        1,357,143        1,679,558        2,886,931
General and administrative ......
    Unrelated entities ..........         453,200          914,142          547,133          947,816        3,046,873
    Affiliates ..................         136,641          212,594          137,326          170,659          266,628
Interest ........................          31,724           30,467           27,833           17,412          147,852
Purchased in-process research
and development .................                                         4,849,591                        27,154,402
                                     ------------     ------------     ------------     ------------     ------------
Total costs and expenses ........       1,210,682        2,474,781        6,919,026        2,818,025       33,527,626
                                     ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS) ...............    $ (1,041,919)    $ (2,405,415)    $ (6,911,635)    $    325,298     $(33,181,285)
                                     ============     ============     ============     ============     ============

NET INCOME (LOSS) PER
SHARE ...........................    $       (.09)    $       (.18)    $       (.44)    $        .02     $      (1.55)
                                     ------------     ------------     ------------     ------------     ------------

Weighted average number of
common shares and common
equivalent shares outstanding ...      12,211,176       13,653,829       15,794,811       21,382,524       21,429,858
                                     ============     ============     ============     ============     ============


                         CONSOLIDATED BALANCE SHEET DATA
                                    APRIL 30,


                                       1993             1994            1995             1996             1997
                                       ----             ----            ----             ----             ----

Working Capital (deficit).....    $   (156,289)    $   (499,059)    $   (934,121)    $  7,460,514     $ 10,618,012
Total Assets .................         951,660          848,036          856,657       10,775,757       18,701,470

Long-Term Debt ..............          302,131          258,500          258,500          987,032        1,970,065

Accumulated Deficit...........      (8,768,928)     (11,174,343)     (18,085,978)     (17,760,680)     (50,950,183)

Stockholders' Equity (Deficit)         314,381          (60,905)        (600,441)       8,964,677       14,568,009

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Techniclone Corporation is engaged in research and development of new technologies using monoclonal antibodies and the production of specific antibodies with prospective research, diagnostic and therapeutic applications. The Company's activities are primarily focused on innovative tumor targeting systems that permit the destruction or treatment of cancerous tumors. As shown in the accompanying consolidated financial statements, the Company incurred losses during fiscal 1997 and 1995 and has an accumulated deficit at April 30, 1997.

GOING CONCERN

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company experienced a loss of approximately $33,181,000, including a noncash charge of $27,154,000 relating to the acquisition of Peregrine (purchased in-process research and development), during the year ended April 30, 1997 and had an accumulated deficit of approximately $50,950,000 at April 30, 1997. During the fiscal year ended April 30, 1997, the Company received significant funding through the issuance of preferred stock. As a result of the sale of the preferred stock, the Company had a cash balance of approximately $12,229,000 at April 30, 1997.

        Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials and will need to receive additional funds to fund future operations and clinical trials. Management expects to receive additional funds from the sale of additional equity in the future. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and this would have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations. Management believes that the cash and cash equivalents and short-term investments aggregating approximately $12,229,000 as of April 30, 1997 are sufficient to support the Company's estimated operations and other cash needs through April 30, 1998.

YEAR ENDED APRIL 30, 1997 COMPARED TO YEAR ENDED APRIL 30, 1996

        The Company incurred a net loss of approximately $33,181,000 for the year ended April 30, 1997 as compared to the net income of approximately $325,000 for the prior year ended April 30, 1996. The change from net income in 1996 to a net loss of approximately $33,181,000 for 1997 is primarily attributable to a decrease in licensing fee revenue of approximately $3,000,000 and approximately $27,154,000 charged to earnings in connection with the acquisition of the outstanding capital stock of Peregrine Pharmaceuticals, Inc. The purchase price, including net liabilities assumed, aggregating $27,154,000 represents the amount paid for acquired technologies and related intangible assets. The purchase price of the Peregrine acquisition has been charged to operations, as of the effective date of the acquisition, as purchased in-process research and development with a corresponding credit to additional paid-in capital. The purchase price was charged to operations as Peregrine's technologies have not reached technological feasibility and the technology had no known future alternative uses other than the possibility for treating cancer patients. The increase in the net loss is also attributable to an increase in other costs and expenses of approximately $3,555,000 wjich amount is partially offset by an increase in revenues, other than licensing fees, of approximately $203,000. The increase in total costs and expenses is primarily attributable to increases in activity by the Company associated with the expansion of its facilities, expansion of clinical trial activities for the LYM-1 and TNT antibody technologies and increases in administrative and operational personnel in preparation for the scale-up of the manufacturing process for production of the LYM-1 antibodies to be used in the Phase II/III clinical trials. The Company expects to continue to incur significant expenses during the next fiscal year as it further expands clinical trials for its LYM-1 and TNT antibody technologies.

        Total revenues of approximately $346,000 for the year ended April 30, 1997 decreased approximately $2,797,000 (89%) compared to the total revenues of approximately $3,143,000 for the prior year ended April 30, 1996. This decrease resulted from a decrease in licensing fee revenue of $3,000,000, partially offset by an increase in interest and other income of approximately $181,000 and an approximate $22,000 increase in sales of antibodies and other products in comparison to the prior year ended April 30, 1996. Rental income increased as a result of the Company's purchase of a second building in October 1996, that is partially leased to tenants. Interest income increased during the current year due to increases in cash available for investment from the sale of Class B Convertible Preferred Stock in December 1995. Management expects that rental income will approximate $120,000 for the year ending April 30, 1998 and that interest income will increase as a result of funds received from the sale of the 5% Adjustable Convertible Class C Preferred Stock in April 1997.

        On April 25, 1997, the Company entered into a 5% Preferred Stock Investment Agreement and a Registration Rights Agreement with eleven (11) investors pursuant to which the Company sold 12,000 shares of 5% Adjustable Convertible Class C Preferred Stock (the "Class C Stock") for an aggregate purchase price of $12,000,000. In connection with the issuance of the Class C Stock, the Company paid Cappello & Laffer Capital Corp., the placement agent, a non-accountable expense allowance of $100,000 and a commission of $720,000 representing six percent of the purchase price of the Class C Stock, and issued a warrant to purchase 1,200 shares of Class C Stock at $1,000 per share.

        Commencing on September 26, 1997, the Class C Stock is convertible at the option of the holder into a number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by 13 percent starting on November 26, 1997, 20 percent starting on January 26, 1998, 22.5 percent starting on March 26, 1998, 25 percent starting on May 26, 1998, 27 percent starting on the July 26, 1998 and thereafter. At any time after March 24, 1998, the Conversion Price will be the lower of the Conversion Price as calculated in the preceding sentence or the average of the Closing Price of the Company's common stock for the thirty (30) trading days including and immediately preceding March 24, 1998 (the "Conversion Cap"). In addition to the common stock issued upon conversion of the Class C Stock, warrants to purchase one-fourth of the number of shares of common stock issued upon the conversion will be issued to the converting investor. The warrants are exercisable at 110 percent of the Conversion Cap through April 2002.

        The Holders of the Class C Stock are entitled to receive dividends at the rate of 5% per share per annum. The payment of the Class C dividend commences on September 30, 1997 and thereafter is paid at the end of each calendar quarter. The dividends are to be paid in Class C Preferred Stock valued at $1,000 per share (fractional shares to be paid in cash) or, with ten days advance notice to the Holders of the Class C Stock, at the option of the Company, in cash. Subject to certain conditions contained in the Certificate of Designation, the Class C Stock is subject to mandatory redemption upon certain events as defined in the Class C stock agreement and mandatory conversion at any time after April 25, 1998. Some of the mandatory redemption features are within the control of the Company. For those mandatory redemption features that are not within the control of the Company, the Company has the option to redeem the Class C Stock in cash or common stock. Should a redemption event occur, it is the Company's intention to redeem the Class C Stock through issuance of the Company's common stock. Except as provided in the Certificate of Designation or by Delaware law, the Class C Stock does not have voting rights.

        The Company intends to use the proceeds of the offering for continuation of the clinical trials of the LYM-1 (Oncolym(TM)) antibody, initial clinical trials of the TNT antibody, pre-clinical development of the Company's other products, construction of facilities and for general corporate and working capital purposes.

        On January 20, 1997, the Company entered into the Stock Exchange Agreement with the stockholders of Peregrine pursuant to which the stockholders of Peregrine agreed to exchange all of the issued and outstanding capital stock of Peregrine for 5,000,000 shares of common stock of the Company. On April 24, 1997, the Company entered into the Amendment with the stockholders of Peregrine, pursuant to which the Company agreed to amend certain provisions of the Stock Exchange Agreement and to issue an additional 80,000 shares of its common stock in exchange for all of the issued and outstanding capital stock of Peregrine as set forth in the Amendment. The Amendment provides that the major shareholders of Peregrine will have a one year lock-up on the sale of substantially all of the Techniclone shares issued to them. The Amendment permits Sanderling to sell up to 275,000 shares, Saunders to sell up to 275,000 shares, Jennifer Lobo to sell up to 90,000 shares and Philip Thorpe to sell up to 50,000 shares during the lock-up period. The Amendment also provides that the Company will sell Sanderling $550,000 worth of its common stock at a purchase price of $3.82 per share. The sale of stock to Sanderling was completed in July, 1997.

        All of the preconditions to the closing of the Stock Exchange Agreement, as amended, were completed and the related agreements were signed on April 24, 1997; therefore, the Company accounted for the transaction in the year ended April 30, 1997. The $27,154,000 purchase price including net liabilities assumed represents the amount paid for acquired technologies and related intangible assets. The purchase price of the Peregrine acquisition has been charged to operations, as of the effective date of the acquisition, as purchased in-process research and development with a corresponding credit to additional paid-in capital. The purchase price was charged to operations as Peregrine's technologies have not reached technological feasibility and the technology had no known future alternative uses other than the possibility for treating cancer patients.

        The Company has had no significant product sales revenue during the year ended April 30, 1997; however the Company expects revenues to increase due to the clinical trials of the LYM-1 (Oncolym(TM)) antibody.

        The Company's total costs and expenses increased approximately $30,710,000 for the year ended April 30, 1997 in comparison to the year ended April 30, 1996. The majority of the increase of approximately $27,154,000 relates to purchased in-process research and development expense associated with the purchase of the common stock of Peregrine in April 1997. The Company acquired all of the outstanding stock of Peregrine in exchange for 5,080,000 shares of the Company's common stock and assumed net liabilities of approximately $484,000. The purchase price of approximately $27,154,000 which includes the fair value of the stock exchanged and the net liabilities assumed was charged to operations as purchased in-process research and development on the effective date of the acquisition as the related technologies have not reached technological feasibility and the technology had no known future alternative uses other than the possibility for treating cancer patients.

        Cost of sales increased approximately $22,000 in comparison to the prior year coinciding with increases in the sale of antibodies and other products. Research and development expenses increased approximately $1,207,000 (or 72%) for the year ended April 30, 1997 in comparison to the year ended April 30, 1996. This increase in research and development expenses during the year ended April 30, 1997 resulted from the Company's activities during the year ended April 30, 1997 in conducting the Phase II/III clinical trials of the LYM-1 (Oncolym(TM)) antibody and the Company's activities in preparing for Phase I clinical trials of the TNT antibody. During the year ended April 30, 1997, the Company increased its TNT development costs by approximately $246,000, in comparison to the prior year ended April 30, 1996. Also, during the year ended April 30, 1997, research and development costs relating to the LYM-1 (Oncolym(TM)) antibody increased by approximately $961,000 due to an approximate $654,000 increase in salaries and consulting fees related to clinical trial support activities. Management anticipates research and development costs will continue to increase as the LYM-1 Oncolym clinical trials continue and the Company expands it efforts related to TNT clinical trials.

        General and administrative expenses incurred by the Company increased approximately $2,195,000 (or 196%) during the year ended April 30, 1997 in comparison to the prior year ended April 30, 1996. The increase in general and administrative expenses during the year ended April 30, 1997 resulted primarily from increased administrative, payroll and consultant costs and expanded public relations activities. Interest expense increased approximately $130,000 during the year ended April 30, 1997 in comparison to the year ended April 30, 1996 due to higher levels of interest bearing debt outstanding during the year as a result of the purchase of the Company's facility in April 1996 and the purchase of the adjacent facility in October 1996. Borrowings for each of the facilities amounted to $1,020,000. Management believes that general and administrative costs will increase during the year ending April 30, 1998.

YEAR ENDED APRIL 30, 1996 COMPARED TO YEAR ENDED APRIL 30, 1995

        The Company's net income of approximately $325,000 for the year ended April 30, 1996 represented an increase of approximately $7,237,000 compared to the net loss of approximately $6,912,000 for the prior year ended April 30, 1995. This increase in the net income in the 1996 year was primarily attributable to a $4,101,000 decrease in total costs and expenses and an increase of $3,136,000 in total revenues. The decrease in total costs and expenses was primarily attributable to a decease in an aggregate charge to earnings of approximately $4,850,000 which occurred during the year ended April 30, 1995 (representing the excess of the purchase price over the net tangible assets acquired or costs related to purchased in-process research and development in connection with the acquisition of the remaining minority interest of Cancer Biologics Incorporated ("CBI") by the Company.

        Total revenues for the year ended April 30, 1996 increased approximately $3,136,000 compared to the total revenues of $7,000 for prior year ended April 30, 1995. This increase resulted from increases in sales of antibodies and other products of approximately $4,800, licensing fee revenue of $2,993,000 and interest income of approximately $138,000, in comparison to the prior year ended April 30, 1995. Licensing fee revenues increased during the year ended April 30, 1996 primarily from the result of an increase in licensing fees from Biotechnology Development Ltd. relating to the Company's LYM-1 (Oncolym(TM)) antibody. On February 29, 1996 the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. ("BTD"), a limited partnership controlled by a member of the Board of Directors of the Company and a major shareholder of the Company, which provides for BTD to acquire the LYM antibody technology marketing rights for certain European countries and other geographic areas not covered by its existing license agreement with Alpha Therapeutic Corporation in exchange for the payment of $3,000,000 by BTD to the Company. Under the terms of the Distribution Agreement, the Company retains all manufacturing rights to the LYM antibodies and will supply the LYM antibodies to BTD at preset prices. Additionally, the Company has the option under an Option Agreement to repurchase the marketing rights to the LYM antibodies for a thirty month period. The repurchase price, if repurchase is elected by the Company at its sole discretion, includes a combination of cash, stock options and royalty payments to be made to BTD, the amount of which depends on when the repurchase option is elected by the Company.

        On December 27, 1995, the Company issued 7,700 shares of newly created Class B Convertible Preferred Stock, at a price of $1,000 per share, and on December 29, 1995 issued an additional 500 shares of Class B Convertible Preferred Stock, at a price of $1,000 per share, for an aggregate issuance consideration of $8,200,000 to sixteen (16) offshore investors pursuant to Regulation S promulgated under the Securities Act of 1933. The Class B Convertible Preferred Stock is non-voting. The Class B Convertible Preferred Stock is convertible into common stock of the Company. Additionally, the Class B Convertible Preferred Stock has a liquidation preference over other classes of the Company's stock. This liquidation preference is $1,000 per share of Class B Convertible Preferred Stock plus 10% per annum pro-rated through any liquidation date. The Company received $7,137,544 in net proceeds from the sale of the Class B Convertible Preferred Stock after payment of offering commissions and expenses and legal fees. In connection with the placement of the Class B Preferred Stock, the Company paid to Swartz Investments, Inc., commissions of $656,000 and a non-accountable expense allowance of $246,000. In addition, the Company issued to Swartz Investments, Inc. two five year warrants to purchase an aggregate of 267,210 shares of the Company's common stock at an exercise price of $3.06875. The common stock issuable on exercise of the warrant and on conversion of the Class B Convertible Preferred Stock (if not otherwise freely tradable) is subject to registration pursuant to a Registration Rights Agreement.

        The Company's total costs and expenses decreased approximately $4,101,000 (or 59%) for the year ended April 30, 1996 in comparison to the year ended April 30, 1995. Cost of sales increased approximately $3,000 in comparison to the prior year and sales of antibodies and other products increased approximately $3,000. Research and development expenses increased approximately $454,000 (or 37%) for the year ended April 30, 1996 in comparison to the year ended April 30, 1995. This increase in research and development expenses during the year ended April 30, 1996 resulted from the Company's activities during the year ended April 30, 1996 in preparing for the Phase II/III clinical trials of the LYM-1 antibody. During the year ended April 30, 1996, the Company increased its TNT development costs by approximately $63,000, in comparison to the prior year ended April 30,

1995. Also, during the year ended April 30, 1996, research and development costs relating to the LYM-1 (Oncolym(TM)) antibody increased by approximately $391,000 due to an approximate $286,000 increase in salaries and related costs for clinical trial preparation and an approximate $105,000 increase in expenses incurred in supporting the efforts of Mills Biopharmaceuticals, Inc. ("MBI") to complete and obtain Nuclear Regulatory Commission licensing for its Oklahoma LYM-1 (Oncolym(TM)) antibody labeling facility. Management anticipates the Company will have additional capital requirements and expenses related to development and clinical trials of its antibodies.

        General and administrative expenses incurred by the Company increased approximately $434,000 (or 63%) during the year ended April 30, 1996 in comparison to the prior year ended April 30, 1995. The increase in general and administrative expenses during the year ended April 30, 1996 resulted primarily from increased administrative, payroll and consulting costs associated with clinical trial preparation and expanded public relations activities. Interest expense decreased approximately $10,000 during the year ended April 30, 1996 in comparison to the year ended April 30, 1995 due to lower levels of interest bearing debt outstanding during the year.

LIQUIDITY AND CAPITAL RESOURCES

        At April 30, 1997, the Company had approximately $12,589,000 in cash, investments and receivables and working capital of approximately $10,618,000. The Company raised net proceeds of approximately $273,000 from the sale of common stock and net proceeds of approximately $11,069,000 from the sale of the Class C Preferred Stock during the year ended April 30, 1997.

        The Company has experienced negative cash flows from operations since its inception and expects negative cash flow to continue in the foreseeable future. The Company expects that negative cash flow will increase, as the Company increases its activities associated with, the production of the LYM-1 antibody for Phase III trials, increased research development and clinical trial costs associated with the Company's collateral targeting agents, (TNT, VTA and VEA) and other products, expansion of its manufacturing and administrative facilities and increased personnel requirements. As a result of increased expenditure of funds, the Company believes that it will be necessary to raise additional capital to continue operations, continue its research and development efforts and to provide for future clinical trials.

        The Company is discussing the possibility of raising additional funds with various investment banking firms and private investors and is pursuing potential licensors for certain of its products. However, as of April 30, 1997, the Company had not entered into any firm commitments for additional funds or new licensing arrangements and there can be no assurances that the Company will be successful in raising such funds or negotiating licensing arrangements on terms acceptable to it or at all. The Company believes that the cash on hand at April 30, 1997, will be sufficient to meet it's obligations and to continue operations through April 30, 1998.

NEW ACCOUNTING STANDARDS

        During fiscal year 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 did not have a significant impact on the Company's financial position or results of operations. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable.

        The Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation" during fiscal year 1997. The new standard defines a fair value method of accounting for stock option and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, the Company has elected to continue to use Accounting Principles Board Opinion No. 25 for measurement of employee stock based transactions and provide pro forma information as if the employee stock based transactions occurring subsequent to April 30, 1995, had been accounted for on the fair value method (See Note 8 to the Consolidated Financial Statements).

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". Under SFAS No. 128, the Company will be required to disclose basic earnings (loss) per share and diluted earnings (loss) per share for all periods for which an income statement is presented. The Company will be required to adopt this standard for the period ending July 31, 1997. The Company believes the adoption of this standard will have no effect on the basic or diluted earnings per share for periods in which the company incurs losses, will result in an increase in basic earnings per share as compared with primary earnings per share in periods with income and will have no effect on the fully diluted earnings per share in periods with income.

CAPITAL COMMITMENTS

        At April 30, 1997, the Company had commitments to acquire additional assets of approximately $783,000 to expand its office and production facilities and to purchase equipment necessary for the increased production of LYM-1.

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

        EARLY STAGE OF DEVELOPMENT. Since its inception, the Company has been engaged in the development of drugs and related therapies for the treatment of people with cancer. The Company's product candidates are generally in early stages of development, with only one in clinical trials. Revenues from product sales have been insignificant and there have been no revenues from product royalties. Additionally, products resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next year. No assurance can be given that the Company's product development efforts, including clinical trials, will be successful, that required regulatory approvals for the indications being studied can be obtained, that its products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed.

        NEED FOR ADDITIONAL CAPITAL. At April 30, 1997, the Company had approximately $12,229,000 in cash. It has significant commitments for expenditures for building improvements, equipment, furniture and fixtures and expects these expenditures to increase in the future. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company expects that the monthly negative cash flow will increase as a result of increased activities with the Phase II/III clinical trials for LYM-1 (Oncolym(TM)) and as a result of significantly increased research, development and clinical trial costs associated with the Company's other products, including Tumor Necrosis Therapy ("TNT") and Vascular Targeting Agent ("VTA"). As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain research and development and provide for future clinical trials. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it or at all, or that sufficient additional capital will be raised to research and develop the Company's additional products. The Company is discussing the possibility of raising additional funds with various investment banking firms and private investors, but as of April 30, 1997, the Company had not entered into any firm commitments for additional funds. If the initial results from the Phase II/III clinical trials of LYM-1 (Oncolym(TM)) are poor, then management believes that such results will have a material adverse effect upon the Company's ability to raise additional capital, which will affect the Company's ability to continue a full-scale research and development effort for its antibody technologies. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing there would be a material adverse effect on the Company's business, financial position and results of operations.

        COMPETITION. The biotechnology industry is intensely competitive and changing rapidly. Substantially all of the Company's existing competitors have greater financial resources, larger technical staffs, and larger research budgets than the Company. There can be no assurance that these competitors will not be able to expend resources to develop their products prior to the Company's product being granted approval for marketing by the U.S. Food and Drug Administration. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations.

        TECHNOLOGY. The Company's future success will depend significantly upon its ability to develop and test workable products for which the Company will seek FDA approval to market to certain defined groups. A significant risk remains as to the technological performance and commercial success of the Company's technology and products. The products currently under development by the Company will require significant additional laboratory and clinical testing and investment over the foreseeable future. The significant research, development, and testing activities, together with the resulting increases in associated expenses, are expected to result in operating losses for the foreseeable future. Although the Company is optimistic that it will be able to successfully complete development of one or more of its products, there can be no assurance that (i) the Company's research and development activities will be successful, or that any proposed products will prove to be effective in clinical trials; that (ii) the Company will be able to obtain all necessary governmental clearances and approvals to market its products; (iii) that such proposed products will prove to be commercially viable or successfully marketed; or (iv) that the Company will ever achieve significant revenues or profitable operations. In addition, the Company may encounter unanticipated problems, including development, manufacturing, distribution and marketing difficulties. The failure to adequately address such difficulties could have a material adverse effect on the Company's prospects.

        CLINICAL TRIALS. The clinical trial for the Company's LYM-1 antibody is being conducted by Alpha and as a result the Company has limited control over the LYM-1 clinical trial. The ability of the Company to conduct and complete its ongoing and planned clinical trials in a timely manner is subject to a number of uncertainties and risks, including the rate at which patients can be accrued in each clinical trial, the Company's ability to obtain necessary regulatory approvals in each clinical trial and the occurrence of unanticipated adverse events. Any suspension or delay of any of the clinical trials could have a material adverse effect on the Company's business, financial condition and results of operation.

        REGULATION. The Company's products are subject to extensive government regulation in the United States by federal, state and local agencies including principally the Food and Drug Administration. If drug products are marketed abroad, they are also subject to extensive regulation by foreign governments. The process of obtaining and maintaining FDA and other required regulatory approvals for the Company's products is lengthy, expensive and uncertain. There can be no assurance that the Company can obtain FDA or other regulatory approval for the marketing of its products or that changes in existing regulations or the adoption of new regulations will not occur which will adversely affect the Company. There can be no assurance that any clearances or approvals, once obtained, will not be withdrawn or that compliance with other regulatory requirements can be maintained. Failure to comply with FDA and other regulatory requirements can result in sanctions being imposed, including without limitation warning letters, fines, product recalls, seizures, injunctions and withdrawals of previously approved applications. There can be no assurance that the Company will be able to comply with applicable regulations and other FDA regulatory requirements. Such failure could have a material adverse effect on the Company's business and financial condition and results of operations.

        MANUFACTURING REGULATIONS. Manufacturers of drugs and biologics also are required to comply with the applicable FDA good manufacturing practice ("GMP") regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA, including unannounced inspection, and must be licensed before they can be used in commercial manufacturing of the Company's products. There can be no assurance that the Company or its suppliers will be able to comply with the applicable GMP regulations and other FDA regulatory requirements. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

        RADIOLABELING SERVICES. The Company procures its radiolabeling services from Mills Biopharmaceuticals, Inc. The Company is negotiating with several other companies to provide radiolabeling services for its antibodies and expects to have additional antibody radiolabeling sources in late-1997. There can be no assurance that contracts with these additional suppliers will be entered into in a timely manner, if at all, or that governmental clearances will be provided in a timely manner, if at all, and that clinical trials will not be delayed or disrupted as a result. While the Company plans to develop additional suppliers of these services, it expects to rely on its current suppliers for all or a significant portion of its requirements for the LYM-1 antibody for the foreseeable future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the I-131 radioisotope. Accordingly, any change in the Company's existing or planned contractual relationships with, or interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market the LYM-1 antibody, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operators.

        UNCERTAINTY OF MARKET ACCEPTANCE. Even if the Company's products are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that the Company's products will be commercially successful. If the Company's most advanced product, LYM-1 (Oncolym(TM) )is approved, it would represent a significant departure from currently approved methods of treatment for Non-Hodgkin's lymphoma. Accordingly, LYM-1 (Oncolym(TM) ) may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of LYM-1 (Oncolym(TM) ) in the treatment of Non-Hodgkin's lymphoma. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy. Market acceptance also could be affected by the availability of third party reimbursement. Failure of LYM-1 (Oncolym(TM) ) to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

        ANTICIPATED FUTURE LOSSES. The Company has experienced significant losses since inception. As of April 30, 1997, the Company's accumulated deficit was approximately $51,000,000. The Company expects to incur significant additional operating losses in the future and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. All of the Company's products are in development in preclinical studies and clinical trials, and significant revenues have not been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate product revenues for at least the next few years. There can be no assurance that the Company will ever generate sufficient product revenues to become profitable or to sustain profitability.

        PRODUCT LIABILITY. The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims. The Company has only limited product liability insurance. There can be no assurance that the Company will be able to maintain existing insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims brought against the Company in excess of its insurance coverage, if any, or a product recall could have a material adverse effect upon the Company's business, financial condition and results of operations.

        HEALTH CARE REFORM AND THIRD-PARTY REIMBURSEMENT. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Recent initiatives to reduce the federal deficit and to reform health care delivery are increasing cost-containment efforts. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Any such proposed or actual changes could affect the Company's ultimate profitability. Legislative debate is expected to continue in the future, and market forces are expected to drive reductions of health care costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reforms may have on its business.

        EARTHQUAKE RISKS. The Company's corporate and research facilities where the majority of its research and development activities are conducted, are located near major earthquake faults which have experienced earthquakes in the past. The Company does not carry earthquake insurance on its facility due to its prohibitive cost and limited available coverages. In the event of a major earthquake or other disaster affecting the Company's facilities, the operations and operating results of the Company could be adversely affected.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the financial statements included in this Report at pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information concerning the Company's executive officers which is included in Part I of this Annual Report on Form 10-K, the information required by Item 10 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1997 annual shareholders' meeting which will be filed with the Commission on or before August 25, 1997.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1997 annual shareholders' meeting which will be filed with the Commission on or before August 25, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1997 annual meeting which will be filed with the Commission on or before August 25, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1997 annual shareholders' meeting which will be filed with the Commission on or before August 25, 1997.

                                     PART IV



ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     (1) Consolidated Financial Statements

        The financial statements and schedules listed below are filed as part of this Report:

                                                                               Page
                                                                               ----

                      Independent Auditors' Report                              F-1

                      Consolidated Balance Sheets as of                   F-2 & F-3
                      April 30, 1997 and 1996

                      Consolidated Statements of Operations                     F-4
                      for each of the three years in the period
                      ended April 30, 1997.

                      Consolidated Statements of Stockholders'            F-5 & F-6
                      Equity (Deficit) for each of the
                      three years in the period ended
                      April 30, 1997.

                      Consolidated Statements of Cash Flows               F-7 & F-8
                      for each of the three years
                      in the period ended April 30, 1997

                      Notes to Consolidated Financial Statements         F-9 - F-23

        (2)    Financial Statement Schedules

                      II     Valuation and Qualifying Accounts                 F-23

               (3)    Exhibits

                      Computation of Net Income (Loss) per share                 39

EXHIBIT
 NUMBER                 DESCRIPTION
-------                 -----------

        3.1     Certificate of Incorporation of Techniclone Corporation, a
                Delaware corporation (Incorporated by reference to Exhibit B to the Company's 1996 Proxy Statement as filed with the Commission on or about August 20, 1996).

        3.2     Bylaws of Techniclone Corporation, a Delaware corporation
                (Incorporated by reference to Exhibit C to the Company's 1996
                Proxy Statement as filed with the Commission on or about August
                20, 1996).

        3.3     Certificate of Designation of 5% Adjustable Convertible Class C
                Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997. (Incorporated by reference to Exhibit 3.1 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 13, 1997.)

        4.1 Form of Certificate for Common Stock (Incorporated by reference to the exhibit of the same number contained in Registrants'
                Annual Report on Form 10-K for the year end April 30, 1988)

        4.4     Form of Subscription Agreement entered into with Series B
                Convertible Preferred Stock Subscribers (Incorporated by reference to Exhibit 4.1 contained in Registrant's Report on Form 8-K dated December 27, 1995, as filed with the Commission on or about January 24, 1996)

        4.5 Registration Rights Agreement dated December 27, 1995, by and among Swartz Investments, Inc. and the holders of the Registrant's Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 contained in Registrant's Current
                Report on Form 8-K dated December 27, 1995 as filed with the Commission on or about January 24, 1996)

        4.6     Warrant to Purchase Common Stock of Registrant issued to Swartz
                Investments, Inc. (Incorporated by reference to Exhibit 4.3 contained in Registrant's Current Report on Form 8-K dated
                December 27, 1995 as filed with the Commission on or about
                January 24, 1996

        4.7 5% Preferred Stock Investment Agreement between Registrant and the Investors (Incorporated by reference to Exhibit 4.1 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 13, 1997.)

        4.8     Registration Rights Agreement between the Registrant and the
                Investors (Incorporated by reference to Exhibit 4.2 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 13, 1997.)

        4.9 Form of Stock Purchase Warrant to be issued to the holders of the Class C Preferred Stock upon conversion of the Class C
                Preferred Stock (Incorporated by reference to Exhibit 4.3 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 13, 1997.)

        10.22 1982 Stock Option Plan (Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8
                (File No. 2-85628)

        10.23   Incentive Stock Option, Nonqualified Stock Option and Restricted
                Stock Purchase Plan - 1986 (Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form
                S-8 (File No. 33-15102)

        10.24   Cancer Biologics Incorporated Incentive Stock Option,
                Nonqualified Stock Option and Restricted Stock Purchase Plan -
                1987 (Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8 (File No.
                33-8664)

        10.25   Amendment to 1982 Stock Option Plan dated March 1, 1988
                (Incorporated by reference to the exhibit of the same number contained in Registrants' Annual Report on Form 10-K for the year ended April 30, 1988)

        10.26   Amendment to 1986 Stock Option Plan dated March 1, 1988
                (Incorporated by reference to the exhibit of the same number contained in Registrant's Annual Report on Form 10-K for the year ended April 30, 1998)

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

        10.35   Incentive Stock Option and Nonqualified Stock Option Plan-1993
                (Incorporated by reference to the exhibit contained in Registrants' Registration Statement on Form S-8 (File No.
                33-87662)).

        10.36 Promissory Note dated October 24, 1996 in the original principal amount of $1,020,000 payable to Imperial Thrift and Loan
                Association by Registrant (Incorporated by reference to Exhibit
                10.1 to Registrants' Current Report on Form 8-K dated October
                25, 1996)

        10.37   Deed of Trust dated October 24, 1996 among Registrant and
                Imperial Thrift and Loan Association (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K dated
                October 25, 1996)

        10.38   Assignment of Lease and Rents dated October 24, 1996 between
                Registrant and Imperial Thrift and Loan Association
                (Incorporated by reference to Exhibit 10.3 on Registrants'
                Current Report on Form 8-K dated October 25, 1996)

        10.39   Commercial Security Agreement dated October 24, 1996 between
                Imperial Thrift and Loan Association and Registrant
                (Incorporated by reference to Exhibit 10.4 on Registrants'
                Current Report on Form 8-K dated October 25, 1996)

        10.40 1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrants' Registration Statement in form
                S-8 (File No. 333-17513)

        10.41   Stock Exchange Agreement dated as of January 15, 1997 among the stockholders of Peregrine Pharmaceuticals, Inc. and Registrant
                (Incorporated by reference to Exhibit 2.1 to Registrants'
                Quarterly Report on From 10-Q for the quarter ended January 31,
                1997)

        10.42   First Amendment to Stock Exchange Agreement among the
                Stockholders of Peregrine Pharmaceuticals, Inc. and Registrant
                (Incorporate by reference to Exhibit 2.1 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 13, 1997

        27      Financial Data Schedule

(b)     Reports on Form 8-K:

                (i) Current Report on Form 8-K as filed with the Commission on March 24, 1997 reporting the merger of Techniclone International Corporation with and into Techniclone Corporation.

                (ii) Current Report on Form 8-K as filed with the Commission on April __, 1997 reporting the Stock Exchange Agreement between the Company and Peregrine Pharmaceuticals, Inc.

                (iii) Current Report on Form 8-K as filed with the Commission on April 25, 1997 reporting the Amendment to the Stock Exchange Agreement between the Company and Peregrine Pharmaceuticals, Inc. and the Class C Preferred Stock Financing.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TECHNICLONE CORPORATION







Dated:  July 22, 1997               By: /s/ Lon H. Stone
                                        ---------------------------------------
                                            Lon H. Stone, President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Capacity                            Date
---------                         --------                            ----



/s/ Lon H. Stone                  Chairman of the Board,              July 22, 1997
-----------------------------     President, Chief Executive
Lon H. Stone                      Officer and Director



 /s/ William V. Moding            Chief Financial Officer             July 22, 1997
-----------------------------     Secretary and Director
William V. Moding



/s/ Rudolph C. Shepard            Assistant Secretary                 July 22, 1997
-----------------------------     and Director
Rudolph C. Shepard



                                  Director                            July __, 1997
-----------------------------
Clive R. Taylor, M.D., Ph.D.



/s/ Edward Joseph Legere          Director                            July 22, 1997
-----------------------------
Edward Joseph Legere II



                                  Director                            July __, 1997
-----------------------------
Carmelo J. Santoro

                             TECHNICLONE CORPORATION
                   COMPUTATION OF NET INCOME (LOSS) PER SHARE


                                                                             Year Ended April 30
                                                               -------------------------------------------------
                                                                   1997              1996              1995
                                                               ------------     --------------    --------------

NET INCOME (LOSS)                                              $(33,181,285)    $      325,298       $(6,911,635)
                                                               ============     ==============    ==============

DATA AS TO NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES:
  Weighted average number of common shares
  outstanding                                                    21,429,858         18,466,359        15,794,811

  Common equivalent shares assuming issuance
  of shares represented by outstanding stock
  options and warrants                                                    *          1,852,300                 *

  Common equivalent shares assuming issuance of
  shares upon conversion of preferred stock
  and notes payable                                                       *          1,063,865                 *
                                                               ------------     --------------    --------------

    Weighted average number of common and
    common equivalent shares outstanding                         21,429,858         21,382,524        15,794,811
                                                               ------------     --------------    --------------

NET INCOME (LOSS) PER SHARE - Primary                          $     (1.55)     $         0.02    $       (0.44)
                                                               ------------     --------------    --------------

DATA AS TO NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES ASSUMING
FULL DILUTION:
  Weighted average number of common and
  common equivalent shares outstanding                           21,429,858         21,382,524        15,794,811
                                                                                                  --------------

  Excess of incremental shares assumed to be issued
  under stock options and warrants (using market
  prices at the end of each year) over shares used in
  computing primary net income (loss) per share
  (using average market prices during each year)                          *            279,081                 *
                                                               ------------     --------------    --------------

  Weighted average number of common and common
  equivalent shares outstanding assuming full dilution           21,429,858         21,661,605        15,794,811
                                                               ------------     --------------    --------------

NET INCOME (LOSS) PER SHARE - Fully diluted                    $      (1.55)    $         0.02    $        (0.44)
                                                               ============     ==============    ==============

----------
* Shares issuable upon the exercise of common stock warrants and options and conversion of preferred stock and notes payable have been excluded because of their antidilutive effect.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Techniclone Corporation:


We have audited the accompanying consolidated balance sheets of Techniclone Corporation (the Company) as of April 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Techniclone Corporation as of April 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE, LLP.


Costa Mesa, California
May 23, 1997

[TECHNICLONE CORPORATION LOGO]

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1997 AND 1996

                                                      1997             1996
                                                  ------------     ------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 2)                $ 12,228,660     $  4,179,313
Short-term investments (Note 2)                                       3,898,888
Accounts receivable, net                                33,748           95,146
Receivable from shareholders (Note 2)                  326,700
Inventories, net (Note 2)                              172,162           93,921
Prepaid expenses and other current assets               20,138           17,294
                                                  ------------     ------------

  Total current assets                              12,781,408        8,284,562

PROPERTY (Notes 2 and 4):
Land                                                 1,050,510          525,255
Buildings and improvements                           3,350,916        1,298,416
Laboratory equipment                                 1,579,300        1,139,663
Furniture and fixtures                                 396,225           78,155
                                                  ------------     ------------

                                                     6,376,951        3,041,489
Less accumulated depreciation and amortization      (1,038,619)        (722,436)
                                                  ------------     ------------

  Property, net                                      5,338,332        2,319,053

OTHER ASSETS (Note 2):
Patents, net                                           178,815          166,585
Note receivable from officer and shareholder           356,914
Other                                                   46,001            5,557
                                                  ------------     ------------

      Total other assets
                                                       581,730          172,142
                                                  ------------     ------------

                                                  $ 18,701,470     $ 10,775,757
                                                  ============     ============

See accompanying notes to
consolidated financial statements

[TECHNICLONE CORPORATION LOGO]

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1997 AND 1996 (CONTINUED)


                                                                              1997              1996
                                                                          ------------     --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                          $    707,504     $      230,144
Accrued legal and accounting fees (Note 10)                                    385,500             99,495
Accrued payroll and related costs                                              162,487             88,791
Accrued royalties and sponsored research (Note 6)                              339,560             61,667
Reserve for contract losses (Note 2)                                           248,803            173,563
Accrued license termination fee (Note 6)                                       100,000            100,000
Accrued interest (Note 4)                                                       72,844
Current portion of long-term debt (Note 4)                                      76,527             32,968
Other current liabilities (Note 5)                                              70,171             37,420
                                                                          ============     ==============

    Total current liabilities                                                2,163,396            824,048

LONG-TERM DEBT (Note 4)                                                      1,970,065            987,032

COMMITMENTS (Notes 5 and 6)

STOCKHOLDERS' EQUITY (Notes 2, 3, 4, 6, 7 and 8):
Preferred stock - $.001 par value; authorized 5,000,000 shares:
  Class B convertible preferred stock, shares outstanding -
    1997, 2,200 shares; 1996, 6,800 shares (liquidation preference
    of $2,497,151 at April 30, 1997)                                                 2                  7
  Class C convertible preferred stock, shares outstanding -
    1997, 12,000 shares; 1996, no shares (liquidation preference
    of $12,008,218 at April 30, 1997)                                               12
Common stock - $.001 par value; authorized 50,000,000 shares;
  outstanding - 1997, 27,248,652 shares; 1996, 20,048,014 shares                27,249             20,048
Additional paid-in capital                                                  65,967,511         27,181,884
Accumulated deficit                                                        (50,950,183)       (17,760,680)
                                                                          ------------     --------------

                                                                            15,044,591          9,441,259
Less notes receivable from sale of common stock                               (476,582)          (476,582)
                                                                          ------------     --------------

    Total stockholders' equity                                              14,568,009          8,964,677
                                                                          ------------     --------------

                                                                          $ 18,701,470     $   10,775,757
                                                                          ============     ==============

See accompanying notes to
consolidated financial statements

[TECHNICLONE CORPORATION LOGO]

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997


                                                           1997             1996             1995
                                                       ------------     ------------    -------------

REVENUES (Notes 2 and 6):
Net product sales and royalties                        $     26,632     $      4,824    $           -
Licensing fees                                                             3,000,000            7,265
Interest and other income                                   319,709          138,499              126
                                                       ------------     ------------    -------------

    Total revenues                                          346,341        3,143,323            7,391

COSTS AND EXPENSES (Notes 2, 3, 4, 5, 6,
8 and 10):
Cost of sales                                                24,940            2,580
Research and development                                  2,886,931        1,679,558        1,357,143
General and administrative:
  Unrelated entities                                      3,046,873          947,816          547,133
  Affiliates                                                266,628          170,659          137,326
Interest                                                    147,852           17,412           27,833
Purchased in-process
  research and development                               27,154,402                         4,849,591
                                                       ------------     ------------    -------------

    Total costs and expenses                             33,527,626        2,818,025        6,919,026
                                                       ------------     ------------    -------------

NET INCOME (LOSS)                                      $(33,181,285)    $    325,298    $  (6,911,635)
                                                       ============     ============    =============

WEIGHTED AVERAGE
   SHARES OUTSTANDING (Note 2)                           21,429,858       21,382,524       15,794,811
                                                       ============     ============    =============

NET INCOME (LOSS) PER SHARE -
  PRIMARY AND FULLY
  DILUTED (Note 2)                                     $      (1.55)    $       0.02    $       (0.44)
                                                       ============     ============    =============

See accompanying notes to
consolidated financial statements

TECHICLONE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997



                                                  PREFERRED STOCK          COMMON STOCK          ADDITIONAL
                                                  ---------------    ----------------------       PAID-IN
                                                  SHARES   AMOUNT      SHARES        AMOUNT       CAPITAL
                                                  ------   ------    ----------     -------     -----------

BALANCES, May 1, 1994                             10,000     $10     14,162,625     $14,163     $11,344,265

Common stock issued for cash,
  net of issuance costs of $15,132                                    1,221,978       1,222       1,497,896
Common stock issued upon
  conversion of preferred stock                   (5,775)     (6)       288,750         289            (283)
Common stock issued in exchange
  for services                                                           10,000          10          12,490
Common stock issued upon exercise
  of options                                                              6,223           6          10,884
Common stock and compensatory
  options issued upon acquisition of
  minority interest in subsidiary (Note 3)                            1,079,333       1,079       5,080,094
Net loss
                                                  ------     ---     ----------     -------     -----------

BALANCES, April 30, 1995
                                                   4,225       4     16,768,909      16,769      17,945,346
Common stock issued for cash                                          1,770,396       1,770       1,287,582
Class B preferred stock issued for cash,
  net of issuance costs of $1,062,456              8,200       8                                  7,137,536
Common stock issued upon conversion
  of Class A and Class B preferred stock          (5,625)     (5)       807,144         807            (802)
Common stock issued upon conversion
  of note payable and accrued interest to
  related party (Note 4)                                                235,000         235         362,962
Common stock issued upon settlement of
  liabilities and exchange for services (Note 4)                        240,433         241         190,859
Common stock issued upon exercise of
  stock options                                                         226,132         226         217,777
Proceeds from sale of stock purchase
  warrants, net                                                                                      40,624
Net income
                                                  ------     ---     ----------     -------     -----------
BALANCES, April 30, 1996
                                                   6,800       7     20,048,014      20,048      27,181,884
Class C preferred stock issued for cash,
    net of issuance costs of $931,029 (Note 7)    12,000      12                                 11,068,959
Acretion of Class C preferred stock dividends                                                         8,218
Common stock issued upon conversion
  of Class B preferred stock                      (4,600)     (5)     1,587,138       1,587          (1,582)
Common stock issued for acquisition
  of subsidiary (Note 3)                                              5,080,000       5,080      26,664,920
Common stock issued upon exercise of
  stock options                                                         533,500         534         272,366
Stock based compensation (Note 8)                                                                   772,746
Net loss
                                                  ------     ---     ----------     -------     -----------
BALANCES, April 30, 1997                          14,200     $14     27,248,652     $27,249     $65,967,511
                                                  ======     ===     ==========     =======     ===========

See accompanying notes to
consolidated financial statements

                                                                     NOTES             NET
                                                                   RECEIVABLE     STOCKHOLDERS'
                                                   ACCUMULATED    FROM SALE OF       EQUITY
                                                     DEFICIT      COMMON STOCK      (DEFICIT)
                                                  ------------     ----------      ------------

BALANCES, May 1, 1994                             ($11,174,343)     ($245,000)       ($ 60,905)

Common stock issued for cash,
  net of issuance costs of $15,132                                                   1,499,118
Common stock issued upon
  conversion of preferred stock                                                             --
Common stock issued in exchange
  for services                                                                          12,500
Common stock issued upon exercise
  of options                                                                            10,890
Common stock and compensatory
  options issued upon acquisition of
  minority interest in subsidiary (Note 3)                           (231,582)       4,849,591
Net loss                                            (6,911,635)            --       (6,911,635)
                                                  ============     ==========      ============

BALANCES, April 30, 1995
                                                   (18,085,978)      (476,582)         (600,441)
Common stock issued for cash                                                          1,289,352
Class B preferred stock issued for cash,
  net of issuance costs of $1,062,456                                                 7,137,544
Common stock issued upon conversion
  of Class A and Class B preferred stock                                                     --
Common stock issued upon conversion
  of note payable and accrued interest to
  related party (Note 4)                                                                363,197
Common stock issued upon settlement of
  liabilities and exchange for services (Note 4)                                        191,100
Common stock issued upon exercise of
  stock options                                                                         218,003
Proceeds from sale of stock purchase
  warrants, net                                                                          40,624
Net income                                             325,298                          325,298
                                                  ============     ==========      ============

BALANCES, April 30, 1996                           (17,760,680)      (476,582)        8,964,677
Class C preferred stock issued for cash,
    net of issuance costs of $931,029 (Note 7)                                       11,068,971
Acretion of Class C preferred stock dividends           (8,218)                              --
Common stock issued upon conversion
  of Class B preferred stock                                                                 --
Common stock issued for acquisition
  of subsidiary (Note 3)                                                             26,670,000
Common stock issued upon exercise of
  stock options                                                                         272,900
Stock based compensation (Note 8)                                                       772,746
Net loss                                           (33,181,285)                     (33,181,285)
                                                  ============     ==========      ============
BALANCES, April 30, 1997                          ($50,950,183)    ($ 476,582)     $ 14,568,009
                                                  ============     ==========      ============

See accompanying notes to
consolidated financial statements

[TECHICLONE CORPORATION LOGO]

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997

                                                                 1997           1996         1995
                                                             ------------    ---------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            (33,181,285)      325,298   (6,911,635)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Purchased in-process research
    and development (non cash)                                27,154,402                  4,849,591
  Stock based compensation                                       772,746
  Depreciation and amortization                                  348,525       169,162      151,368
  Common stock issued for services and interest expense                         70,887       12,500
  Increase in reserves                                                                      230,793
  Changes in operating assets and liabilities, net of
    effects from acquisition of subsidiaries:
    Accounts receivable                                           61,398       (92,768)      (2,378)
    Inventories                                                  (78,241)      132,536     (236,499)
    Prepaid expenses and other current assets                     (2,844)      (17,294)
    Deposits                                                                                  33,600
    Accounts payable and accrued legal and
      accounting fees                                            369,127      (142,980)      171,980
    Accrued royalties and sponsored research fees                 (4,750)
    Other accrued expenses and current liabilities               197,499       (39,628)      244,106
                                                              ----------     ---------     ---------

        Net cash provided by (used in) operating activities   (4,363,423)      405,213    (1,456,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenses paid for acquisition of subsidiary, net
  of cash acquired                                               (77,189)
Sale (purchase) of short-term investments                      3,898,888    (3,898,888)
Property acquisitions                                         (3,284,281)   (2,025,619)      (39,262)
Increase in note receivable from officer and shareholder        (356,914)
Increase in other assets                                         (85,016)      (42,558)       (7,632)
                                                              ----------     ---------     ---------

        Net cash provided by (used in) investing activities       95,488    (5,967,065)      (46,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock                     11,068,971     7,137,544
Proceeds from issuance of common stock                           272,900     1,547,979     1,510,008
Principal payments on long-term debt                             (44,589)
Proceeds from issuance of long-term debt                       1,020,000     1,020,000
                                                              ----------     ---------     ---------

        Net cash provided by financing activities             12,317,282     9,705,523     1,510,008
                                                              ----------     ---------     ---------

See accompanying notes to
consolidated financial statements

[TECHICLONE CORPORATION LOGO]

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)


                                                      1997            1996            1995
                                                  ------------    ------------    ------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                $  8,049,347    $  4,143,671    $      6,540

CASH AND CASH EQUIVALENTS,
  beginning of year                                  4,179,313          35,642          29,102
                                                  ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
  end of year                                     $ 12,228,660    $  4,179,313    $     35,642
                                                  ============    ============    ============

SUPPLEMENTAL INFORMATION:
Acquisition of subsidiaries (1997) and minority
  interest in subsidiary (1995) (Note 2):
Fair value of assets acquired                     $ 27,154,402                    $  4,849,591
  Common stock issued                              (26,670,000)                     (2,504,053)
  Compensatory options issued                                                       (2,577,120)
                                                  ------------                    ------------
Net (assets) liabilities assumed                  $    484,402                    $   (231,582)
                                                  ============    ============    ============

Interest paid                                     $    132,040    $      3,625    $      6,998
Income taxes paid                                 $        800    $        800    $      1,600


For supplemental information relating to conversion of preferred stock into common stock, common stock issued in exchange for services, common stock issued upon merger and other noncash transactions, see Notes 2, 3, 4, 7 and 8.

See accompanying notes to
consolidated financial statements

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997

1.      GENERAL AND NATURE OF OPERATIONS

        Nature of Operations - Techniclone International Corporation was incorporated on June 3, 1981 under the laws of the State of California and was merged into Techniclone Corporation (incorporated on September 25, 1996 under the laws of the state of Delaware) on March 24, 1997. Techniclone Corporation (the Company) is engaged in research and development of new technologies utilizing monoclonal antibodies and the production of specific antibodies with prospective research, diagnostic and therapeutic applications.

        The Company's activities are primarily focused on innovative drug delivery systems that permit the destruction or treatment of cancerous tumors. The Company's most advanced drug development program is I-131 LYM-1 (Oncolym), a Non-Hodgkin's B-cell lymphoma therapy product currently being studied in a multi-center Phase II/III clinical trial. The clinical trials for the Company's Oncolym product are being performed by Alpha Therapeutics Corporation (Note 6). The Company's product pipeline also includes the following technologies: Tumor Necrosis Therapy (TNT), a drug delivery system that has the potential to destroy large tumors at the necrotic (dead) core without damaging surrounding healthy tissue; Vascular Targeting Agents (VTAs), a drug delivery system targeting the capillaries and vessels inside a tumor to deliver a clot-inducing drug, potentially causing the tumor to be "starved" of vital oxygen and nutrients necessary for its survival; Vasopermeation Enhancement, a technology which targets tumor vessels with vasoactive agents (molecules that cause tissues to become temporarily permeable) and causes enhanced levels of drug and isotope uptake within a tumor; and several other cancer treatment based products. The Company plans to initiate Phase I/II clinical trials for TNT in the United States in late 1997, with clinical trials in Europe to follow shortly thereafter.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Peregrine Pharmaceuticals, Inc. (Peregrine). All intercompany balances and transactions have been eliminated.

        Cash Equivalents - The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

        Short-term Investments - Short-term investments at April 30, 1996 represent six-month term treasury bills, which expired at various dates through July 1996, are classified as held-to-maturity, and are stated at cost, which approximates fair value.

        Receivable from shareholders - Receivable from shareholders represents short-term, non-interestbearing amounts due to Peregrine from its prior shareholders. The amounts were received in May 1997 (Note 3).

        Inventories - Inventories are stated at the lower of first-in, first-out cost or market and consist of the following at April 30:

                                  1997           1996
                               ---------      ---------
Raw materials and supplies     $  78,746      $  40,558
Finished goods                   139,041         79,885
Reserves                         (45,625)       (26,522)
                               ---------      ---------
                               $ 172,162      $  93,921
                               =========      =========

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

        The Company estimates reserves on its inventories after considering the inventory on hand, anticipated usage of the inventory and any sales agreements for inventory at fixed prices. The reserves (including reserves for contract losses) at April 30, 1996 and 1997 relate to inventory quantities in excess of anticipated usage and costs in excess of future sales prices for inventories to be used in the Oncolym clinical trials.

        Property - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset. Generally, the estimated useful lives are 8 to 25 years for buildings and improvements and five years for laboratory equipment and furniture and fixtures.

        Other Assets - Other assets include a note receivable from an officer and shareholder of $350,000 plus accrued interest of $6,914. The note is collateralized by real estate, bears interest at 7% with principal and interest due January 31, 2000. The note receivable approximates fair value, as the rate of interest earned is consistent with what the Company could earn on similar instruments. Other assets also include patent costs, which are amortized over the lesser of the estimated useful life of the patent or the estimated useful life of the related product. Patent costs totaled $178,815 and $166,585, net of related accumulated amortization of $172,660 and $140,318, at April 30, 1997 and 1996, respectively. The Company assesses recoverability of its long-term assets by comparing the remaining carrying value to the value of the underlying collateral or the fair market value of the related long-term asset.

        Revenue Recognition - Product revenues are recognized upon shipment to customers. Revenues related to licensing agreements (Note 6) are recognized when cash has been received and all obligations of the Company have been met, which is generally upon the transfer of the technology license or other rights to the licensee. Other income primarily consists of rental income and is recognized on a straight-line basis over the rental period.

        Net Income (Loss) per Share - Net income (loss) per share is calculated by dividing net income (loss) by the average number of shares of common stock and dilutive common stock equivalents outstanding each year. Shares issuable upon the exercise of common stock warrants and options (utilizing the treasury stock method) and conversion of outstanding preferred stock have been included in the per share computations for fiscal 1996 and are excluded from fiscal 1997 and 1995 per share calculation because their effect is antidilutive (Note 7).

        Income Taxes - The Company accounts for income taxes in accordance with the standards specified in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company's financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

        Reclassifications - Certain amounts as previously reported have been reclassified to conform to the fiscal 1997 presentation.

        New Accounting Standards - During fiscal year 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 did not have a significant impact on the Company's financial position or results of operations. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable.

        The Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation", during fiscal year 1997. The new standard defines a fair value method of accounting for stock option and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, the Company has elected to continue to use Accounting Principles Board Opinion No. 25 for measurement of employee stock based transactions and provide pro forma information as if the employee stock based transactions occurring subsequent to April 30, 1995, had been accounted for on the fair value method (Note 8).

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". Under SFAS No. 128, the Company will be required to disclose basic earnings (loss) per share and diluted earnings (loss) per share for all periods for which an income statement is presented. The Company will be required to adopt this standard for the period ending July 31, 1997. The Company believes the adoption of this standard will have no effect on the basic or diluted earnings per share for periods in which the Company incurs losses, will result in an increase in basic earnings per share as compared with primary earnings per share in periods with income and will have no effect on the fully diluted earnings per share in periods with income.

3.      ACQUISITION OF SUBSIDIARIES

        Effective April 24, 1997, the Company acquired all of the outstanding stock of Peregrine in exchange for 5,080,000 shares of the Company's common stock and the assumption of net liabilities of approximately $484,000. Peregrine was a development stage company involved in the research and development of vascular targeting agents. The acquisition was accounted for as a purchase.

        In June 1994, the Company acquired the remaining minority interest in the Company's 62%-owned subsidiary, Cancer Biologics Incorporated (CBI), in exchange for 1,079,333 shares of the Company's common stock and the assumption of options to purchase 1,416,000 shares of CBI's common stock. Each option was converted into the right to acquire shares of the Company's common stock with the same terms and conditions as specified in the CBI option agreements. The acquisition of the minority interest was accounted for utilizing the purchase method.

        For each of these acquisitions, the excess of the purchase price over net tangible assets acquired (cash and notes receivable) and liabilities assumed (accounts payable and accrued liabilities) represents the difference between the fair value of the Company's common stock exchanged and the fair value of net assets purchased including in the case of CBI, the difference between the fair value of the options to purchase the Company's common stock and the exercise price of the CBI options exchanged of $2,577,120. The excess purchase price of $27,154,402 for Peregrine and $4,849,591 for CBI over the net tangible assets acquired represents the amount paid for acquired technologies and related intangible assets. The excess purchase price for each of these acquisitions has been charged to operations as of the effective

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

date of the acquisition as the related technologies have not reached technological feasibility and the technology had no known future alternative uses other than the possibility for treating cancer patients.

        The acquisition of Peregrine is expected to result in increased annual expenses and cash outflows. Had the acquisition of Peregrine occurred on May 1, 1995, pro forma net loss and loss per common share would have been as follows:

                                        Pro forma          Pro forma net loss
                                         net loss           per common share
                                      -------------        ------------------

        Fiscal year 1996              $(28,097,500)              ($1.19)
        Fiscal year 1997              $( 7,428,600)              ($ .28)

4.      LONG-TERM DEBT

        During fiscal 1996, long-term debt to a related party and accrued interest of $258,500 and $104,697, respectively, were converted into 235,000 shares of common stock at the election of the related party pursuant to the terms of the convertible note dated December 31, 1991. Interest expense related to this convertible debt amounted to $13,787 and $20,680 for the years ended April 30, 1996 and 1995, respectively. Additionally, during fiscal 1996, accrued expenses and other current liabilities of $134,000 were converted into 183,333 shares of common stock. No gain or loss was recorded on the transaction.

        In April 1996 and October 1996, the Company entered into two separate note agreements for $1,020,000 each to finance the purchase of two buildings used as its operating and administrative facilities. The notes payable are collateralized by substantially all of the assets of the Company, bear interest at LIBOR plus 4.25% (9.5% at April 30, 1997) with a minimum rate of 9.5% and a maximum rate of 14.5%, and mature in April and November 2011, respectively. Principal and interest payments are due monthly.

        During March 1997, the Company entered into a separate note agreement to finance the purchase of laboratory equipment for $51,181. The note payable bears interest at 10.0% per annum and matures in March 2002. Principal and interest payments of $1,078 are due monthly.

        Minimum principal payments on the Company's long-term debt as of April 30, 1997 are as follows:



        Year ending April 30:

          1998                          $   76,527

          1999                              84,267

          2000                              92,313

          2001                             102,123

          2002                             110,284

          Thereafter                     1,581,078
                                        ----------
                                        $2,046,592
                                        ==========

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

        The Company's stated amounts of its long=term debt approximate its fair value as the debt is financed at the borrowing rates currently available to the Company.

5.      COMMITMENTS

        The Company has various employment agreements with certain officers of the Company providing for payments as defined in the agreements. Some of the employment agreements also provide for additional compensation payable upon termination of the officer. The employment agreements continue in effect unless notification of termination is made. Upon notification of termination, the agreements expire over periods ranging from 12 to 36 months. The Company also has an agreement with an employee that provides for the granting of options to purchase 75,000 shares of the Company's common stock at $4.00 per share upon attainment of specified performance criteria. The performance criteria had not been met as of April 30, 1997. The Company also has agreements with various consultants that provide for cash payments and stock options to purchase the Company's common stock (Note 8). At April 30, 1997, future fixed commitments under these agreements amounted to $803,000, $393,000 and $173,000 for the years ended April 30, 1998, 1999 and 2000, respectively.

        The Company also has a royalty agreement with an employee, which entitles that employee to receive 2% of the profits on certain products. There have been no sales of the related products during fiscal 1995, 1996 or 1997.

        At April 30, 1997, the Company has commitments for facilities construction and the purchase of equipment, furniture and fixtures aggregating approximately $783,000.

        On April 30, 1996, the Company terminated the operating lease on its principal facility in conjunction with the purchase of the related property (Note 4). Rent expense amounted to approximately $180,000 and $174,000 for each of the two years in the period ended April 30, 1996, respectively.

        The Company has an agreement with an unrelated entity to advance funds to cover substantially all operating expenses of the entity and to finance purchases of property and equipment for the entity's operations in exchange for the entity providing radio=labeling services for the Company. The agreement provides for repayment of the advances from future revenues of the entity receivable through the discounting of radio= labeling services. Due to the uncertainty of recoverability of the advances made for operations, the operating advances have been expensed as incurred. Under the agreement, approximately $118,000, $227,000 and $246,000 were advanced and expensed as research and development in fiscal 1995, 1996 and 1997, respectively, of which $13,950 was offset against radio=labeling purchases in fiscal 1997. Additionally, the Company has advanced an aggregate of $289,000 as of April 30, 1997 for the purchase of property and equipment. The agreement is terminable at the discretion of the Company.

        Under a separate agreement, as of April 30, 1995, an unrelated entity had advanced the Company $40,000 which is to be repaid through inventory purchases from the Company. At April 30, 1997 and 1996, the remaining advances amounted to $12,480 and $37,420, respectively, and have been included in other current liabilities in the accompanying balance sheets.

        During fiscal 1996, the Company entered into a joint venture agreement with an unrelated entity to develop and market a new class of products for cancer therapy and diagnosis based upon the unrelated party's patented technology for producing fully human monoclonal antibodies and the Company's TNT. The agreement provides that equity in the joint venture and costs associated with the development of the product would be shared equally. The activities of the joint venture were not considered significant for the years ended April 30, 1997 and 1996. The Company retains exclusive world=wide manufacturing rights under the agreement.

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

6.      LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

        Prior to fiscal 1995, the Company entered into an agreement to terminate the licensing rights and certain other rights (the Termination Agreement) with a shareholder. The Termination Agreement provides for maximum payments of $1,100,000, to be paid based on the achievement of certain milestones and royalties on sales of the related product. Under the terms of the agreement, the Company was required to pay $100,000 upon finalization of the agreement, $100,000 upon commencement of Phase III clinical trials for the related product, $200,000 upon issuance of a license or other approval for the initial marketing in the United States and royalties equal to 4% of sales revenue related to such product, up to a maximum of $700,000 and 25% of any royalties received by the Company for sales of the licensed product. At April 30, 1997, the Company had paid $100,000 of the fees and accrued for another $100,000 when it commenced Phase III clinical trials in fiscal 1994. There have been no sales of the related products through April 30, 1997.

        During October 1992, the Company entered into an agreement with an unrelated entity which provides the entity with exclusive licensing rights in certain geographic areas to certain patents and products owned by the Company in exchange for: (1) $50,000 when a specified meeting with the United States Food and Drug Administration (FDA) occurred, (2) $100,000 upon the first submission to the European regulatory agency to sell the product in certain countries or six months from the effective date of the commencement of Phase III clinical trials, whichever is sooner, (3) $200,000 upon approval of the first European submission, (4) $500,000 on the submission to the FDA of a product license application, and (5) $100,000 per year as a research and development grant after completion of the Phase III clinical trials (as defined), of which 50% of such payment is specified for certain research programs. Additionally, the Company is to receive 10% royalties from any product sales related to this agreement which will be applied to offset any amounts due under stipulation (4) above. Under the terms of the agreement, the $100,000 and $200,000 payments and the right to distribute the Company's product in certain European countries was dependent upon the distributor beginning clinical trials in Europe within a specified time period. The entity did not begin the trials within the specified time frame and the distribution rights were assigned in conjunction with another agreement with a related entity. Through April 30, 1997, the Company has received $150,000 under the agreement. No licensing revenue was earned related to this agreement during the three years ended April 30, 1997.

        In fiscal 1996, the Company entered into a distribution agreement (Agreement) with a partnership in which one of the partners is also a shareholder and director of the Company in exchange for a nonrefundable fee of $3,000,000. The Agreement provides the distributor with exclusive distribution rights in various foreign counties for one of the Company's products and granted the right for the entity to assume distribution rights in certain European countries from another unrelated entity should that unrelated entity forfeit or relinquish its rights under a separate agreement. During fiscal 1997, the rights under the separate agreement were forfeited and were assumed in accordance with the terms of the Agreement. The Agreement also provides that the Company is guaranteed minimum sales prices from the distributor and has been granted an option to repurchase the distribution rights, should the Company elect to do so. The repurchase rights are at the sole discretion of the Company and may be exercised through July 1998. If the repurchase rights are exercised, the Company would be required to pay a lump sum fee of $4,500,000, grant options to the distributor for the purchase of 1,000,000 shares of the Company's common stock at $5.00 per share and pay royalties ranging between 2% and 5% on sales of the related product in the geographic areas covered by the Agreement. The Agreement has an initial term of 15 years with automatic renewals under terms as specified in the Agreement. The Company recognized the license fee as revenue during the year ended April 30, 1996, as the Company had no further obligations under the Agreement that it was required to fulfill.

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

        The Company has entered into several license, sublicense and research and development agreements with various institutions providing for the exclusive, worldwide licensing rights to use certain patents and technologies in exchange for fixed and contingent payments and royalties ranging from 2% to 6% of net sales of the related products. Certain of these agreements also provide for reduced royalty payments if the technology is sublicensed or if products incorporate both the licensed technology and another technology. Some of the agreements are terminable at the discretion of the Company while others continue through 2001. Minimum royalties under these agreements are $86,500 annually. At April 30, 1997, fixed commitments (excluding royalties) due under these agreements amounted to $206,250, of which $106,250 is due in fiscal 1998 and $100,000 is due in fiscal 2000. Royalties related to these agreements amounted to $86,500, $86,500 and $49,500 for the years ended April 30, 1997, 1996 and
1995, respectively.

        Contingent future commitments related to the vascular targeting agents technologies, exclusive of royalties, are as follows:

        Payments due upon completion of Phase I clinical trials          $37,500
        Annual payments upon patent issuance and until royalties begin    50,000
        Payments due upon initiation of Phase II clinical trials         175,000
        Payments due upon completion of Phase II clinical trials          50,000
        Payment upon commercial introduction of the related product or
           new drug or product license application                       375,000
        Payment upon commercial introduction for each additional new
           Product encompassing related technology                       300,000

        Additionally, the Company has entered into sponsored research agreements with academic medical institutions expiring in fiscal 1998. Future commitments under these agreements at April 30, 1997 are $158,000.

7.      STOCKHOLDERS' EQUITY

        The Company has issued three classes of preferred stock, Class A, Class B and Class C. The Class B and Class C preferred stock is nonvoting, has preferences in liquidation, provides for antidilution protection and is convertible into common stock. A summary of the preferred stock is as follows:

                                            Number of         Per
        Class         Issuance Date       Shares Issued    Share Cost  Dividend Rate
       -------        -------------       -------------    ----------  -------------

       Class A        March 1992              10,000        $     60       None
       Class B        December 1995            8,200        $  1,000       None
       Class C        April 1997              12,000        $  1,000        5%

        During fiscal 1995, 5,775 shares of Class A preferred stock were converted into 288,750 shares of the Company's common stock. The remaining 4,225 shares of Class A preferred stock were converted into 338,000 shares of common stock in fiscal 1996 with the commencement of the Phase III clinical trials for the Company's Oncolym product.

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

        Each share of Class B preferred stock has a liquidation preference equal to the share cost plus an amount equal to 10% of the original share cost per annum since the issuance date (liquidation value). The Class B preferred shares may be converted anytime at the option of the holder into that number of common shares calculated by taking the liquidation value at the date of conversion divided by the conversion price ($3.06875 at April 30, 1997). The conversion price is the lower of $3.06875 or an amount ranging between 85% and 100% of the average bid price for the five day period prior to notice of conversion. During fiscal 1996 and 1997, 1,400 and 4,600 shares of Class B preferred stock were converted into 469,144 and 1,587,138 common shares, respectively. Any remaining Class B preferred shares outstanding at December 15, 1998 are automatically converted into common shares. The Class B preferred stock is also redeemable, at the option of the Company, as long as the initial redemption amount equals or exceeds $1,500,000. If the holder requests redemption, the redemption price is equal to the closing bid price on the date of redemption multiplied by the number of shares the Class B is convertible into. If the Company initiates the conversion, the redemption price ranges from 105% to 120% of the original issue cost depending on the date of redemption.

        The dividends on the Class C preferred stock are payable quarterly in Class C preferred stock or cash, at the option of the Company, beginning September 30,1997. The Class C preferred stock is convertible, at the option of the holder, commencing on September 26, 1997, into the number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the conversion price. The conversion price is the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by 13 percent beginning on November 26, 1997, 20 percent beginning on January 26, 1998, 22.5 percent beginning on March 26, 1998, 25 percent beginning on May 26, 1998, 27 percent beginning on July 26, 1998 and thereafter. (Note 8). At any time after March 24, 1998, the conversion price will be the lower of the conversion price as calculated in the preceding sentence or the average of the closing price of the Company's common stock for the 30 trading days including and immediately preceding March 24, 1998 (Conversion Cap).

        The Class C preferred stock is subject to mandatory redemption upon certain events as defined in the Class C preferred stock agreement. Some of the mandatory redemption features are within the control of the Company. For those mandatory redemption features that are not within the control of the Company, the Company has the option to redeem the Class C preferred stock in cash or common stock. Should a redemption event occur, it is management of the Company's intention to redeem the preferred stock through the issuance of the Company's common stock.

        In conjunction with the issuance of the Class C preferred stock, the preferred shareholders were granted warrants to purchase up to one=fourth of the number of shares of common stock issued upon conversion. The warrants are exercisable at 110% of the Conversion Cap and expire in April 2002. No value has been ascribed to these warrants, as the warrants are considered non=detachable. Additionally, the Company granted a warrant to the placement agent providing for the purchase of 1,200 shares of Class C preferred stock at $1,000 per share which is exercisable through April 2002 (Note 8).

        In accordance with the preferred stock agreement, the Company has reserved 15,500,000 shares of the Company's common stock to provide shares issuable upon conversion or exercise of the warrants.

        The Company issued 5,080,000 and 1,079,333 shares of its common stock in fiscal 1997 and fiscal 1995, respectively, in conjunction with acquisitions of subsidiaries (Note 3).

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

        In conjunction with a stock subscription agreement, the Company issued 676,167 common shares for $1,014,250 in fiscal 1995 and 55,833 common shares for $83,750 in fiscal 1996 to a director of the Company and to an entity affiliated with the director.

        Notes receivable from the sale of common stock bear interest at 6% per annum, are collateralized by personal assets of the holders and are due in seven equal annual installments beginning in April 1998.

8.      STOCK OPTIONS AND WARRANTS

        The Company has five stock incentive plans. The plans were adopted or assumed in conjunction with a merger in December 1982 (1982 Plan), January 1986 (1986 Plan), June 1994 (1993 Plan), April 1995 (CBI Plan) and September 1996 (1996 Plan). The plans provide for the granting of options to purchase shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant.

        The 1996 Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of the Company's common stock. The number of shares for which options may be granted under the 1996 Plan automatically increases for all subsequent common stock issuances by the Company in an amount equal to 20% of such subsequent issuances as long as the total shares allocated to the 1996 Plan do not exceed 20% of the Company's authorized stock. As a result of issuances of common stock by the Company subsequent to the adoption of the 1996 Plan, the number of shares for which options may be granted has increased to 5,171,522. There are no remaining shares available for grant under the 1982, 1986 or CBI Plans. At April 30, 1997, 51,795 shares were available for grant under the 1993 Plan.

        The Company also has an option agreement with an unrelated entity that provides for the purchase of 100,000 shares at $3.00 per share and which becomes exercisable only if the Company experiences a change in ownership of greater than 50%. The option expires in March 1999.

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

        Option activity for each of the three years ended April 30, 1997 is as follows:


                              1997                            1996                       1995
                              ----                            ----                       ----

                                 WEIGHTED                        WEIGHTED                   WEIGHTED
                                  AVERAGE                         AVERAGE                    AVERAGE
                    SHARES    EXERCISE PRICE        SHARES    EXERCISE PRICE    SHARES   EXERCISE PRICE
                    ------    --------------        ------    --------------    ------   --------------

BALANCE,
Beginning
Of year           2,237,750      ($0.66)          1,961,000      ($0.59)        563,667      ($0.97)

Granted           2,419,000      ($4.63)            588,982      ($1.10)

Assumed with
acquisition                                                                   1,416,000      ($0.50)

Exercised          (533,500)     ($0.51)           (283,232)     ($0.97)         (6,223)     ($1.75)

Canceled            (65,000)     ($2.31)            (29,000)     ($1.75)        (12,444)     ($1.75)
                  ---------                       ---------                   ---------
BALANCE,
End of year       4,058,250      ($3.02)          2,237,750      ($0.66)      1,961,000      ($0.59)
                  =========                       =========                   =========

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

        Additional information regarding options outstanding as of April 30, 1997 is as follows:


                                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                        -------------------------------         -----------------------------
     RANGE OF PER                       WEIGHTED AVG.
        SHARE            NUMBER OF        REMAINING         WEIGHTED             NUMBER OF     WEIGHTED AVG.
      EXERCISE             SHARES        CONTRACTUAL         AVERAGE              SHARES         PER SHARE
       PRICES           OUTSTANDING       LIFE (YRS)      EXERCISE PRICE        EXERCISABLE    EXERCISE PRICE
    --------------      -----------     -------------     --------------        -----------    --------------
    $0.27 - $ 0.50       1,066,000           5.27              $0.45             1,066,000         $0.45
    $1.00 - $1.75          638,250           7.82              $1.16               464,400         $1.21
    $4.00 - $5.50        2,354,000           9.06              $4.70               646,222         $4.69


        At April 30, 1997, options to purchase 4,058,250 shares of the Company's common stock were outstanding, of which, 2,176,622 shares were exercisable. Options to purchase 2,752,017 shares were available for grant under these plans.

        During fiscal 1997, the Company granted stock options to employees and various consultants. Compensation expense recorded in fiscal year 1997 primarily relates to stock option grants made to consultants and has been measured utilizing the Black-Scholes option valuation model. Total compensation expense related to stock option grants made to nonemployees during fiscal 1997 amounted to $508,000 and is being amortized over the period of service or through February 2000. Stock option grants to nonemployees were not significant during fiscal years 1996 or 1995.

        The Company utilizes the guidelines in Accounting Principles Board Opinion No. 25 for measurement of stock based transactions for employees. Had the Company utilized a fair value model for measurement of stock based transactions for employees and amortized the expense over the vesting period, pro forma information would be as follows:

                                                 1997                   1996
                                                 ----                   ----

        Pro forma net loss                   ($35,061,809)            ($21,443)
        Pro forma net loss per share            ($1.63)                ($.00 )

        The fair value of the options granted in fiscal 1996 and 1997 were estimated at the date of grant using the Black-Scholes option pricing model, assuming an expected life of four years, a risk-free interest rate of 6.39% and a volatility factor of 92%. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair values estimated, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of its options. The weighted average estimated fair value in excess of the grant price for employee stock options granted during fiscal 1997 and 1996 was $3.48 and $2.81, respectively.

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

        During the year ended April 30, 1996, the Company granted warrants to purchase 40,000 restricted shares of common stock at prices ranging between $3.00 and $5.30 per share to consultants for services to be provided. The value assigned to these warrants was not significant and has been amortized over the period of service.

        In conjunction with the Class B preferred stock financing, the Company issued warrants to purchase 357,310 shares of the Company's common stock at prices between $3.069 and $5.00 per share. The Company estimated that the difference between the grant price and the fair value of the warrants on the date of grant to be $349,000. In conjunction with the Class C preferred stock financing, the Company issued the preferred shareholders warrants to purchase a contingent number of common shares at a price to be determined in the future (Note 7). No value has been ascribed to these Class C financing warrants as the warrants are considered non-detachable. Additionally, the Company granted a separate warrant to the placement agent providing for the purchase of 1,200 shares of Class C preferred stock at $1,000 per share which is exercisable through April 2002 (Note 8). The Company estimated the difference between the grant price and the fair value of the placement agent warrants on the date of grant to be approximately $862,000 . The value of the warrants was based on a Black Scholes formula based on warrant terms in the agreements. Because the Class B and Class C financing warrants relate to equity financing, the value of the warrants has been treated as a cost of the offering in the accompanying consolidated financial statements.

        As of April 30, 1997, warrants to purchase an aggregate of 397,310 shares were outstanding, all of which were exercisable at prices ranging between $3.00 and $5.30 per share. The warrants expire through December 2000.

9.      INCOME TAXES

        The provision for income taxes consists of the following:

                                                    1997                1996           1995
                                                 -----------        ---------       ----------

Provision for income taxes at statutory rate     (11,282,000)         120,000       (2,557,000)
Acquisition of in process research and
  Development                                     10,047,000                         1,940,000
Stock based compensation                              98,000
State income taxes, net of Federal benefit          (995,000)          10,000         (208,000)
Expired net operating loss carryforwards and
  change in estimated future benefits                582,000
Other                                                  7,000            9,000           10,000
Change in valuation allowance                      1,543,000         (139,000)         815,000
                                                 -----------        ---------       ----------

Provision                                        $      --          $    --         $     --
                                                 ===========        =========       ==========

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

        At April 30, 1997 and 1996, the Company had net deferred tax assets, all of which had been offset by a valuation allowance as follows:

                                                            1997            1996
                                                        ------------    ------------

Net operating loss carryforwards                        $  7,092,000    $  4,874,000
Noncash compensation                                         297,000         118,000
General business and research and development credits         56,000          61,000
Inventory reserve                                             17,000          11,000
Accrued license fee                                           37,000          40,000
Accrued interest                                              27,000
Accrued royalties                                            126,000          25,000
Accrued vacation                                              31,000          13,000
Contract losses                                               92,000          69,000
                                                        ------------    ------------
                                                           7,775,000       5,211,000

Less valuation allowance                                  (7,775,000)     (5,211,000)
                                                        ------------    ------------
Net deferred taxes                                      $       --      $       --
                                                        ------------    ------------


        At April 30, 1997, the Company and Peregrine have federal net operating loss carryforwards of $16,926,400 and $2,824,000 and tax credit carryforwards of $60,450 and $41,000, respectively. Due to changes in ownership, there may be limitations on the utilization of the net operating losses and tax credit carryforwards in the future.

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

        The Company's federal net operating loss carryforwards and the tax credit carryforwards expire as follows:

  YEAR OF          NET OPERATING       INVESTMENT        OTHER
EXPIRATION             LOSSES          TAX CREDITS    TAX CREDITS
----------         -------------       -----------    -----------

  1998             $   263,100         $ 1,940        $ 12,700
  1999                 897,300           1,720          41,500
  2000                 343,900           1,920
  2001                 346,800             670
  2002                 585,600
  2003                 463,300
  2004               1,652,300
  2005               1,665,300
  2006                 986,500
  2007                 214,100
  2008               1,038,200                          41,000
  2009               2,102,700
  2010               2,708,800
  2011               6,482,500
                   -----------         -------        --------

                  $ 19,750,400         $ 6,250        $ 95,200
                  ============         =======        ========


10.     RELATED PARTY TRANSACTIONS

        Certain stockholders, through their separate businesses, have provided the Company with various legal, accounting and consulting services. A summary of such professional fees for each of the three years in the period ended April 30 are as follows:


                                            1997        1996        1995
                                          -------     -------     -------

Professional fees paid                    $282,123    $377,378    $ 57,500
Professional fees expensed                $266,628    $170,659    $137,300
Professional fees payable at April 30     $ 50,000    $ 65,495    $272,214


11.     BENEFIT PLAN

        During fiscal 1997, the Company adopted a 401(k) benefit plan (Plan) for all employees who are over age 21, work at least 24 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to a maximum of 15% of their compensation or $9,500.

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (Continued)

VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997



                                                BALANCE         CHARGED                       BALANCE
                                                   AT              TO                            AT
                                               BEGINNING       COSTS AND                        END
               DESCRIPTION                     OF PERIOD        EXPENSES   DEDUCTIONS        OF PERIOD
               -----------                     ---------       ---------   ----------        ---------

Lower of cost or market inventory reserve
  for the year ended April 30, 1995            $       -       $  98,722   $         -       $  98,722

Lower of cost or market inventory reserve
  for the year ended April 30, 1996            $  98,722       $ 237,931   $ (310,131)       $  26,522

Lower of cost or market inventory reserve
  for the year ended April 30, 1997            $  26,522       $  98,988   $  (79,885)       $  45,625

Valuation reserve for accounts receivable
  for the year ended April 30, 1996            $       -       $ 175,000   $         -       $ 175,000

Valuation reserve for accounts receivable
  for the year ended April 30, 1997            $ 175,000       $       -   $                 $ 175,000