Form 10-Q
period 1997-07-31
TECHNICLONE INTERNATIONAL CORP
filed 1997-09-15
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JULY 31, 1997

                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______________ to ______________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO__.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        27,400,631 shares of Common Stock
                              as of August 31, 1997


                               Page 1 of 21 pages

                        PART I -- FINANCIAL INFORMATION

   ITEM 1   _      FINANCIAL STATEMENTS

         The following financial statements required to be provided by this Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report, Form 10-Q:

              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     Page
                                                                                                          ----
            Consolidated Balance Sheets at April 30, 1997 and July 31, 1997 (unaudited) . . . . . . .       13

            Consolidated Statements of Operations for the periods from May 1, 1996 to July 31, 1996 (unaudited) and from May 1, 1997 to July 31, 1997;
            (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

            Consolidated Statement of Stockholders' Equity for the period from April 30, 1997
            to July 31, 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

            Consolidated Statements of Cash Flows for the periods May 1, 1996 to July 31, 1996
            (unaudited) and from May 1, 1997 to July 31, 1997 (unaudited) . . . . . . . . . . . . . .       17

            Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . .       19


ITEM 2  --   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Additional Factors that May Affect Future Results".

RESULTS OF OPERATIONS

The Company's net loss of $2,270,913 for the quarter ended July 31, 1997 represents an increase of $1,322,649 in comparison to the net loss of $948,264 for the prior year quarter ended July 31, 1996. This increase in the net loss for the quarter ended July 31, 1997 is primarily attributable to a $1,439,259 increase in total costs and expenses which is partially offset by a $116,610 increase in total revenues. The increased loss over the comparable period in the prior year is primarily attributable to increases in activity by the Company associated with the expansion of its facilities, continuation and expansion of the clinical trial activities for LYM-1 (Oncolym TM) and TNT antibody technologies and increases in administrative and operational personnel related to increases in clinical trial activities and in preparation for scale-up of the manufacturing process for production of the LYM-1 (Oncolym TM) antibodies to be used in Phase III clinical trials. The Company expects to continue to incur losses during the fiscal year ending April 30, 1998 as it further expands the clinical trials for its LYM-1 (Oncolym TM) and TNT technologies.

         Revenues for the quarter ended July 31, 1997 increased $116,610, compared to the same period in the prior year. The quarterly increase in revenues is attributable to a $73,893 increase in interest income, a $38,417 increase in rental income, and a $4,300 increase in sales revenue. Interest income increased during the current quarter coinciding with an increased level of cash funds available for investment. Management expects interest income during the remainder of the current year to exceed amounts earned in the prior year due to the increase in cash and short term investments resulting from the closing of the issuance of the 5% Adjustable Convertible Class C Preferred Stock in April 1997. Rental income increased as a result of the Company's purchase of a second building in October 1996, that is partially leased to tenants. Product sales increased in the current quarter compared to the quarter ended July 31, 1996 due to shipments of LYM-1 (Oncolym (TM)) used in the Phase II/III clinical trials. Management expects revenues from the sale of antibodies to increase during the remainder of the fiscal year ending April 30, 1998 as the Company continues to ship its LYM-1 (Oncolym (TM)) antibody for use in the Phase II/III clinical trials.

                 The Company's total costs and expenses increased $1,439,259 during the quarter ended July 31, 1997, in comparison to the same prior quarter period ended July 31, 1996. This increase resulted from a $4,300 increase in cost of sales, a $745,985 increase in research and development expenses, a $664,871 increase in general and administrative expenses, and a $24,103 increase in interest expense in comparison to the prior year quarter ended July 31, 1996.

                 The increase in cost of sales was due to the increase in sales of antibodies associated with the LYM-1 (Oncolym (TM)) Phase II/III clinical trials. The increase in research and development expenses resulted primarily from increased payroll costs associated with the hiring additional management and staff personnel and increased material costs to facilitate the expansion of clinical trial activities for LYM-1 (Oncolym (TM)) and to continue final development of the TNT technologies in preparation for the filing of two Investigational New Drug Applications (IND's) for U.S. Phase I/II clinical trials. Research and development expenses also increased as a result of expenses associated with patents and various sponsored research agreements related to Vascular Targeting Agents (VTA) technologies, which related to the acquisition of Peregrine Pharmaceuticals, Inc. in April 1997.

                 The increase in general and administrative expenses during the quarter ended July 31, 1997 resulted primarily from increased payroll and related costs associated with the hiring of new personnel, costs associated with the directors and officers liability insurance coverage obtained during August 1996, increased travel costs and an increase in stock based compensation expense. The increase in the number of personnel and increased travel costs were required to facilitate the expansion of the Company's development and clinical trial activities and to facilitate expansion of European development activities. The increase in interest expense of $24,103 is due to a higher level of interest bearing debt outstanding during the current quarter as a result of the purchase of the Company's second building in October 1996. Original borrowings for the second facility amounted to $1,020,000.

         Management believes that research and development costs as well as general and administrative expenses will continue to increase as the Company's continues to expand its clinical trial activities and increases production of the LYM-1 (Oncolym (TM)) antibodies for the expanded Phase II/III LYM-1 (Oncolym
(TM)) clinical trials.

         The Company began Phase II/III testing in multi-center clinical trials of the LYM-1 (Oncolym (TM)) antibody in late stage non-Hodgkins lymphoma patients. The clinical trials are being sponsored by Alpha Therapeutic Corporation ("Alpha"), a wholly owned subsidiary of Green Cross Corporation. The clinical trials are being held at participating medical centers including M.D. Anderson, The Cleveland Clinic, Cornell University (N.Y.C.), George Washington University and University of Cincinnati. Alpha completed the patient imaging portion of the Phase III trial and submitted the final imaging and dosimetry data reports to the FDA in August 1997. Alpha has scheduled a meeting with the FDA for October 28, 1997 to discuss expansion of the Phase II/III trial to include additional trial sites and to discuss certain requested protocol changes for patient selection and treatment during the remainder of the expanded Phase II/III trial. Following the completion of the clinical trials, the Company expects Alpha to file an application with the FDA to market LYM-1 (Oncolym (TM)) in the United States.

         The Company adopted Financial Accounting Standards Board (SFAS) No. 128, "Earnings per Share". Under SFAS No. 128, the Company was required to disclose basic earnings (loss) per share and diluted earnings (loss) per share for all periods for which an income statement is presented. The adoption of this standard had no effect on the Company's reported net loss per share amounts.


         LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1997, the Company had $10,460,630 in cash and short-term investments and working capital of $8,629,786 compared to $12,228,660 in cash and short-term investments and working capital of $10,618,012 at April 30, 1997. Although management believes that the Company's cash and short term investments are sufficient to sustain its operations through at least July 31, 1998, the Company has historically experienced significant losses and negative cash flows from operations and has an accumulated deficit of $53,372,332 at July 31, 1997. The Company expects that it will continue to experience negative cash flows as it increases activities associated with the Phase II/III clinical trials for LYM-1 (Oncolym (TM)) and activities associated with its research, development and clinical trials for its Tumor Necrosis Therapy ("TNT") and other technologies. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials. The Company must raise additional capital in the future to sustain its research and development efforts and to provide for future clinical trials. Although management expects to receive additional funding in the future, there can be no assurance that funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and it could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations.


         COMMITMENTS

         The Company is currently negotiating with Alpha Therapeutic Corporation concerning Techniclone's increased participation in the development of LYM-1 (Oncolym (TM)). The negotiations include the possibility of Techniclone acquiring Alpha's LYM-1 (Oncolym (TM)) marketing rights and clinical data and Alpha's cooperation in the ongoing clinical trial, in exchange for a series of fixed dollar payments and royalties on sales through a specified time period.

         Techniclone is also negotiating with a large, well-established biopharmaceutical service company for the manufacture of a significant portion of additional antibodies required for expanded clinical trials. The terms of the manufacturing agreement have not been finalized but, the Company believes that this type of agreement would enable Techniclone to delay the significant investment required to build the in-house GMP facilities required to support increased clinical trial activity and to devote the Company's resources to expanding ongoing clinical trials and additional trials of its other technologies.

         These agreements are in the process of being negotiated and there can be no assurances that the agreements will be finalized.

         At July 31, 1997, the Company had commitments to acquire additional assets of approximately $500,000 to expand its office and production facilities and to purchase furniture and fixtures.

ITEM 3  --   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         NEED FOR ADDITIONAL CAPITAL. At July 31, 1997, the Company had $10,460,630 in cash and short-term investments which management believes is sufficient to support the Company's estimated operations and other cash needs through at least July 31, 1998. As of July 31, 1997, the Company had significant commitments for expenditures for building improvements, equipment, furniture and fixtures and expects these expenditures to increase in the future. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company expects that the monthly negative cash flow will increase as a result of increased activities with the Phase II/III clinical trials for LYM-1 (Oncolym (TM)) and as a result of significantly increased research, development and clinical trial costs associated with the Company's other products, including Tumor Necrosis therapy ("TNT") and Vascular Targeting Agents ("VTA"). As a result of the increased expenditure of funds, the company believes that it will be necessary for the Company to raise additional capital to sustain research and development and provide for future clinical trials. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it or at all, or that sufficient additional capital will be raised to research and develop the Company's additional products. The Company is discussing the possibility of raising additional funds with various investment banking firms and private investors, but as of July 31, 1997, the Company had not entered into any firm commitments for additional funds. If the initial results from the Phase II/III clinical trials of LYM-1 (Oncolym (TM)) are poor, then management believes that such results will have a material adverse effect upon the Company's ability to raise additional capital, which will affect the Company's ability to continue a full-scale research and development effort for its antibody technologies. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing there would be a material adverse effect on the Company's business, financial position and results of operations.

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

         CLINICAL TRIALS.  The clinical trial for the Company's LYM-1 (Oncolym
(TM)) antibody is being conducted by Alpha and as a result the Company has limited control over the LYM-1 (Oncolym (TM)) clinical trial. The ability of the Company to conduct and complete its ongoing and planned clinical trials in a timely manner is subject to a number of uncertainties and risks, including the rate at which patients can be accrued in each clinical trial, the Company's ability to obtain necessary regulatory approvals in each clinical trial and the occurrence of unanticipated adverse events. Any suspension or delay of any of the clinical trials could have a material adverse effect on the Company's business, financial condition and results of operations.

         The results of initial preclinical and clinical testing of the products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. The Company's clinical data gathered to date with respect to its LYM-1 (Oncolym (TM)) antibody are primarily from a Phase II dose escalation trial which was designed to develop and refine the therapeutic protocol, to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with a radiolabeled antibody. Further, the data from this Phase II dose escalation trial were compiled from testing conducted at a single site and with a relatively small number of patients. Substantial additional development and clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this potential product. There can be no assurance that clinical trials of the LYM-1 (Oncolym (TM)) or other product candidates under development will demonstrate the safety and efficacy of such products to the extent necessary to obtain regulatory approvals for the indications being studied or at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of LYM-1 (Oncolym (TM)) or any other therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         RADIOLABELING SERVICES. The Company currently procures its radiolabeling services from Mills Biopharmaceuticals, Inc. for the Phase II/III clinical trials of LYM-1 (Oncolym (TM)). The Company has negotiated with two other companies to provide additional radiolabeling services for its antibodies and continues to negotiate with other companies to provide additional radiolabeling services. There can be no assurance that these additional suppliers will be able to radiolabel antibody in a timely manner, if at all, or that governmental clearances will be provided in a timely manner, if at all, and that clinical trials will not be delayed or disrupted as a result. While the Company plans to develop additional suppliers of these services, it expects to rely on its current suppliers for all or a significant portion of its requirements for the LYM-1 (Oncolym (TM)) antibody for the foreseeable future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the I131 radioisotope. Accordingly, any change in the Company's existing or planned contractual relationships with, or interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market the LYM-1
(Oncolym (TM)) antibody, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

         HAZARDOUS AND RADIOACTIVE MATERIALS. The manufacturing and use of the Company's LYM-1 (Oncolym((TM))) requires the handling and disposal of I131. The Company is relying on a contract manufacturer, Mills Biopharmaceuticals, Inc, ("MBI"), to radiolabel its LYM-1 (Oncolym (TM)) antibody with I131. MBI must comply with various state and federal regulations regarding the handling and use of radioactive materials. Violation of these state and federal regulations by MBI or a clinical trial site could delay significantly completion of such trials. Violations of safety regulations could occur with this manufacturer and therefore, there is a risk of accidental contamination or injury. In the event of any such noncompliance or accident, the supply of LYM-1 (Oncolym((TM))) for use in clinical trials or commercially could be interrupted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company could be held liable for any damages that result from such an accident, contamination or injury from the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may incur substantial costs to comply with environmental regulations.

         DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION. The Company intends to sell its products in the United States and internationally in collaboration with marketing partners. The Company has a development and marketing agreement with Alpha, which currently does not possess a sales force to market LYM-1 (Oncolym (TM)). Additionally , the Company does not possess the resources and experience necessary to market its other product candidates. The Company has no arrangements for the distribution of its other product candidates, and there can be no assurance that the Company will be able to enter into any such arrangements in a timely manner or on commercially favorable terms, if at all. If and when the FDA approves one of the Company's product candidates, the Company's ability to market the product will be contingent upon it recruiting, developing, training and deploying its own sales force and on Alpha recruiting, training and deploying a sales force. Development of an effective sales force will require significant financial resources and time. There can be no assurance that the Company will be able to establish such a sales force and generate a demand for the Company's product candidates.

         UNCERTAINTY OF MARKET ACCEPTANCE. Even if the Company's products are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that the Company's products will be commercially successful. If the Company's most advanced product, LYM-1 (Oncolym (TM)) is approved, it would represent a significant departure from currently approved methods of treatment for Non-Hodgkin's lymphoma. Accordingly, LYM-1 (Oncolym (TM)) may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of LYM-1 (Oncolym (TM)) in the treatment of Non-Hodgkin's lymphoma. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy. Market acceptance also could be affected by the availability of third party reimbursement. Failure of LYM-1 (Oncolym (TM)) to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

         ANTICIPATED FUTURE LOSSES. The Company has experienced significant losses since inception. As of July 31, 1997, the Company's accumulated deficit was $53,372,332. The Company expects to incur significant additional operating losses in the future and expects cumulative losses to increase substantially due to expanded research and development efforts, pre-clinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. All of the Company's products are in development in pre-clinical studies and clinical trials, and significant revenues have not been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate product revenues for at least the next year. There can be no assurance that the Company will ever generate sufficient product revenues to become profitable or to sustain profitability.

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

         EARTHQUAKE RISKS. The Company's corporate and research facilities, where the majority of its research and development activities are conducted, are located near major earthquake faults which have experienced earthquakes in the past. The Company does not carry earthquake insurance on its facility due to its prohibitive cost and limited available coverages. In the event of a major earthquake or other disaster affecting the Company's facilities, the operations and operating results of the Company could be adversely affected.

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

         FORWARD LOOKING STATEMENTS. This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, regulatory, technological, financial and/or business challenges making it more difficult than expected to continue to develop, market and manufacture its products; competitive and/or regulatory conditions within the industry may change adversely; upon development of the Company's products, demand for the Company's products may weaken; the market may not accept the Company's products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and future expenses, and (ii) obtaining new sources of external financing prior to the expiration of existing support arrangements or capital. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                                     PART II

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Report on Form 8-K.

        (a)   Exhibits:

              Exhibit Number        Description

                   27               Financial Data Schedule



        (b)   Reports on Form 8-K:  Report on Form 8-K filed May 12, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TECHNICLONE CORPORATION


                                                By: /ss/ Lon H. Stone
                                                   ----------------------------


                                                By: /ss/ William V. Moding
                                                   ----------------------------

                             TECHNICLONE CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                           APRIL 30,              JULY 31,
                                                             1997                   1997
                                                         ------------           ------------
                                                                                (Unaudited)
 CURRENT ASSETS:
 Cash and cash equivalents                               $ 12,228,660           $  8,500,657
 Short-term investments                                                            1,959,973
 Other receivables                                            360,448                 98,402
 Inventories, net                                             172,162                186,977
 Prepaid expenses and other current assets                     20,138                 65,224
                                                         ------------           ------------

          Total current assets                             12,781,408             10,811,233

 PROPERTY:
 Land                                                       1,050,510              1,050,510
 Buildings and improvements                                 3,350,916              3,350,916
 Laboratory equipment                                       1,579,300              1,766,705
 Furniture and fixtures                                       396,225                533,521
 Construction-in-progress                                                            255,880
                                                         ------------           ------------
                                                            6,376,951              6,957,532
 Less accumulated depreciation and amortization            (1,038,619)            (1,170,338)
                                                         ------------           ------------
 Property, net                                              5,338,332              5,787,194

 OTHER ASSETS:
 Patents, net                                                 178,815                173,541
 Note receivable from officer and shareholder                 356,914                363,089
 Other                                                         46,001                 94,316
                                                         ------------           ------------

          Total other assets                                  581,730                630,946
                                                         ------------           ------------

                                                         $ 18,701,470           $ 17,229,373
                                                         ============           ============

                             TECHNICLONE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                                  APRIL 30,              JULY 31,
                                                                                    1997                   1997
                                                                                ------------           ------------
                                                                                                        (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES:
 Accounts payable                                                               $    707,504           $    590,420
 Accrued legal and accounting fees                                                   385,500                269,534
 Accrued payroll and related costs                                                   162,487                167,397
 Accrued royalties and sponsored research                                            339,560                465,295
 Reserve for contract losses                                                         248,803                216,306
 Accrued license termination fee                                                     100,000                100,000
 Accrued interest                                                                     72,844                 72,844
 Current portion of long-term debt                                                    76,527                103,886
 Other current liabilities                                                            70,171                195,765
                                                                                ------------           ------------

          Total current liabilities                                                2,163,396              2,181,447

 LONG-TERM DEBT                                                                    1,970,065              2,018,893

 COMMITMENTS

 STOCKHOLDERS' EQUITY:
    Preferred stock - $.001 par value; authorized 5,000,000 shares:
       Class B convertible preferred stock, shares outstanding -
       April 30, 1997 and July 31, 1997, 2,200 shares;  (liquidation
       preference of $2,552,603 at July 31, 1997)                                         2                       2
       Class C convertible preferred stock, shares outstanding
       April 30, 1997 and July 31, 1997, 12,000 shares;  (liquidation
       preference of $12,159,454 at July 31, 1997)                                        12                     12
    Common stock - $.001 par value; authorized 50,000,000 shares;
       outstanding - April 30, 1997, 27,248,652 shares; July 31, 1997,
       27,398,631 shares                                                              27,249                 27,399
    Additional paid-in capital                                                    65,967,511             66,850,534
    Accumulated deficit                                                          (50,950,183)           (53,372,332)
                                                                                ------------           ------------

                                                                                  15,044,591             13,505,615
    Less notes receivable from sale of common stock                                 (476,582)              (476,582)
                                                                                ------------           ------------

       Total stockholders' equity                                                 14,568,009             13,029,033
                                                                                ------------           ------------

                                                                                $ 18,701,470           $ 17,229,373
                                                                                ------------           ------------











See accompanying notes to consolidated financial statements

                             TECHNICLONE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         THREE MONTHS ENDED
                                                  JULY 31,               JULY 31,
                                                   1996                    1997
                                                ------------           ------------
                                                (Unaudited)            (Unaudited)
REVENUES:
Net product sales and royalties                 $          -           $      4,300
Interest and other income                             86,302                198,612
                                                ------------           ------------
        Total revenues                                86,302                202,912

COSTS AND EXPENSES:
Cost of sales                                                                 4,300
Research and development                             578,122              1,324,107
General and administrative:
  Unrelated entities                                 376,215              1,064,804
  Affiliates                                          55,255                 31,537
Interest                                              24,974                 49,077
                                                ------------           ------------
        Total costs and expenses                   1,034,566              2,473,825
                                                ------------           ------------


NET LOSS                                        $   (948,264)          $ (2,270,913)
                                                ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING               20,686,817             27,360,223
                                                ============           ============

NET LOSS PER SHARE - BASIC AND DILUTED          $       (.05)          $       (.08)
                                                ============           ============

















See accompanying notes to consolidated financial statements

                            TECHNICLONE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY






                                                                                                               NOTES
                                                                                                             RECEIVABLE
                                     PREFERRED STOCK        COMMON STOCK        ADDITIONAL        ACCUMU-      FROM
                                     ---------------  ------------------------    PAID-IN          LATED      SALE OF
                                     SHARES   AMOUNT      SHARES       AMOUNT      CAPITAL        DEFICIT      STOCK         TOTAL
                                     ------  -------  ------------  ----------  ------------  ------------  ----------  ------------
BALANCE AT
APRIL 30, 1997.....................  14,200  $    14    27,248,652  $   27,249  $ 65,967,511  $(50,950,183) $ (476,582) $ 14,568,009


Common stock issued
 upon exercise of stock
 options (unaudited)...............                          6,000           6         5,994                                  6,000

Common stock issued for cash
 (unaudited).......................                        143,979         144       549,856                                 550,000

Stock-based compensation
 (unaudited).......................                                                  175,937                                 175,937
Accretion of Class C preferred stock
 dividends (unaudited)                                                               151,236      (151,236)


Net loss
 (unaudited).......................                                                             (2,270,913)              (2,270,913)
                                     ------  -------  ------------  ----------  ------------  ------------  ----------  ------------
BALANCE AT
JULY 31, 1997 (unaudited)            14,200  $    14    27,398,631  $   27,399  $ 66,850,534  $(53,372,332) $ (476,582) $ 13,029,033
                                     ======  =======  ============  ==========  ============  ============  ==========  ============








See accompanying notes to consolidated financial statements

                            TECHNICLONE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                      THREE MONTHS ENDED
                                                                 JULY 31,              JULY 31,
                                                                   1996                 1997
                                                              -----------           -----------
                                                               (Unaudited)          (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $  (948,264)          $(2,270,913)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
 Stock based compensation                                                               175,937
 Depreciation and amortization                                     69,786               137,445

 Changes in operating assets and liabilities:
   Other  receivables                                              75,568               262,046
   Inventories, net                                               (86,959)              (14,815)
   Prepaid expenses and other current assets                        8,100               (45,086)
   Accounts payable and accrued legal and accounting
     fees                                                         (27,387)             (233,050)
   Accrued royalties and sponsored research fees                   20,000               125,735
   Other accrued expenses and current liabilities                  (9,590)               98,007
                                                              -----------           -----------

          Net cash used in operating activities                  (898,746)           (1,764,694)

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale (purchase) of short-term investments                      3,898,888            (1,959,973)
 Property acquisitions                                           (189,430)             (577,491)
 Increase in other assets                                          (6,175)              (58,032)
                                                              -----------           -----------

          Net cash provided by (used in) investing
          activities                                            3,703,283            (2,595,496)

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock                             8,000               556,000
 Principal payments on long-term debt                              (5,100)              (21,894)
 Proceeds from issuance of long-term debt                                                98,081
                                                              -----------           -----------

          Net cash provided by financing activities                 2,900               632,187









See accompanying notes to consolidated financial statements

                             TECHNICLONE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          THREE MONTHS ENDED
                                                     JULY 31,               JULY 31,
                                                      1996                   1997
                                                  ------------          ------------
                                                   (Unaudited)           (Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                       $  2,807,437          $ (3,728,003)

CASH AND CASH EQUIVALENTS,
  beginning of period                                4,179,313            12,228,660
                                                  ------------          ------------

CASH AND CASH EQUIVALENTS,
  end of period                                   $  6,986,750          $  8,500,657
                                                  ============          ============

SUPPLEMENTAL INFORMATION:

Interest paid                                     $     16,671          $     49,077
Income taxes paid                                 $        800          $        800












See accompanying notes to consolidated financial statements

                             TECHNICLONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at July 31, 1997, and the consolidated results of its operations and its consolidated cash flows for the three month periods ended July 31, 1997 and 1996. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Securities and Exchange Commission on July 29, 1997.


(2) The Company adopted Financial Accounting Standards Board (SFAS) No. 128, "Earnings per Share". Under SFAS No. 128, the Company was required to disclose basic earnings (loss) per share and diluted earnings (loss) per share for all periods for which an income statement is presented. The adoption of this standard had no effect on the Company's reported net loss per share amounts.


(3) In August 1997, the Company filed a Registration Statement on Form S-3 to register common shares which may be issued should the Class C Preferred stockholders exercise their conversion rights under the 5% Preferred Stock Investment Agreement. Commencing on September 26, 1997, the Class C Stock is convertible at the option of the holder into a number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by 13% starting on November 26, 1997, 20% starting on January 26, 1998, 22.5% starting on March 26, 1998, 25% starting on May 26, 1998, 27% starting on the July 26, 1998 and thereafter. After March 24, 1998, the Conversion Price will be the lower of the Conversion Price as calculated in the preceding sentence or the average of the Closing Price of the Company's common stock for the thirty (30) trading days including and immediately preceding March 24, 1998 (the "Conversion Cap"). In addition to the common stock issued upon conversion of the Class C Stock, warrants to purchase one-fourth of the number of shares of common stock issued upon the conversion will be issued to the converting investor. The Warrants are exercisable at 110 percent of the Conversion Cap through April 2002. Subject to certain conditions contained in the Certificate of Designation, the Class C Stock is subject to mandatory redemption upon certain events as defined in the Certificate of Designation and mandatory conversion at any time after April 25, 1998. Some of the mandatory redemption features are within the control of the Company. For those mandatory redemption features that are not within the control of the Company, the Company has the option to redeem the Class C Stock in cash or in common stock. Should a redemption event occur, it is the Company's intention to redeem the Class C Stock through the issuance of the Company's common stock. Except as provided in the Certificate of Designation or by Delaware law, the Class C Stock does not have voting rights.

                             TECHNICLONE CORPORATION

                                   (UNAUDITED)


(4) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.


(5) Management believes that the Company's cash and short term investments are sufficient to sustain its operations through at least July 31, 1998. Although management believes that the current financial resources are sufficient to sustain operations through at least July 31, 1998, the Company has historically experienced significant losses and negative cash flows from operations and had an accumulated deficit of $53,372,332 at July 31, 1997. The Company expects that it will continue to experience negative cash flows as it increases activities associated with the Phase II/III clinical trials for LYM-1 (Oncolym (TM)) and with its research, development and clinical trials for its Tumor Necrosis Therapy ("TNT") and other technologies. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials. The Company must raise additional capital to sustain its research and development efforts and to provide for future clinical trials. Although management expects to receive additional funding in the future, there can be no assurance that funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and it could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations.