Form 10-K/A
period 1997-04-30
TECHNICLONE CORP/DE/
filed 1997-10-02
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
(Mark One)
[X] AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 1997

                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. YES   X      NO
                                       -----      -----

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


                            [Cover page 1 of 2 pages]
                               Page 1 of 71 Pages

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

                        27,254,652 shares of Common Stock
                               as of July 1, 1997


                      DOCUMENTS INCORPORATED BY REFERENCE.

        Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting.

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

        The Company is engaged in the research and development of new technologies which can be utilized in the production of monoclonal antibodies and the production of specific monoclonal antibodies with prospective diagnostic and therapeutic applications. To date, the Company has been primarily engaged in the research, development and production of mouse and chimeric hybridoma cell lines and in the manufacture of monoclonal antibodies derived from these cell lines for in vivo therapeutic purposes. Products that appear to have commercial viability include (i) anti-lymphoma antibodies, LYM-1 and LYM-2 and (ii) three advanced monoclonal antibody technologies for collateral targeting of solid tumors: Tumor Necrosis Therapy (TNT), Vascular Targeting Agents (VTA), and Vasopermeation Enhancement Agents (VEA).

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

        The Company entered into a Stock Subscription Agreement dated as of August 7, 1992 with David Legere and Legere Enterprises, Ltd., a Nevada limited partnership (the "Partnership") controlled by David Legere ("Legere"), pursuant to which Legere purchased an aggregate of 2,000,000 shares of the common stock of the Company for $1.20 per share, at an aggregate purchase price of $2,400,000. In February 1994, the Company entered into a Subscription Agreement with Legere pursuant to which Legere purchased an additional 1,000,000 shares of the Company's common stock for an aggregate purchase price of $1,500,000. As of July 1, 1997, the Partnership and affiliates of the Partnership beneficially owned 3,123,333 shares of common stock, representing approximately 11.5 percent of the issued and outstanding shares of the Company.

        On October 28, 1992, the Company entered into a License Agreement with Alpha pursuant to which the Company granted Alpha a license for the development and commercialization of the LYM Antibodies in the United States and certain other countries. Alpha has paid the Company $150,000 and, unless the Agreement is terminated, Alpha is required to make future payments to the Company as follows: (i) $100,000 upon the first European regulatory submission or six months from the commencement date of United States Phase III clinical trials, whichever comes first, (ii) $200,000 upon the approval of the first European regulatory submission, (iii) $500,000 upon the submission of a PLA to the FDA, and (iv) $100,000 per year as a research and development grant after the completion of the Phase III LYM-1 clinical trial. The agreement also provides that Alpha will conduct all remaining development work necessary for FDA/PLA submission and pay all costs of development and patient costs including physician fees, hospital fees, material costs and follow-up costs. Under the Agreement, the Company is responsible for manufacturing the LYM-1 Antibody for clinical and commercial use and has agreed to sell the LYM-1 product at a fixed price for the Phase II/III clinical trial. Under the terms of this license agreement, the right to distribute the Company's product in certain European countries was dependent upon Alpha beginning clinical trials in Europe within a specified time period. Alpha did not begin the trial within the specified time frame and its distribution rights to certain countries were terminated. The distribution rights to certain European countries were assigned to Biotechnology Development Ltd., a limited partnership partnership controlled by Edward Legere, a director and a major shareholder of the Company, in connection with another licensing agreement.

        In October 1993, the Company entered into an agreement which was amended in March 1995, with Mills Biopharmaceuticals, Inc. ("MBI") for it to provide radiolabeling services to the Company. At April 30, 1997, MBI was the Company's sole source for radiolabeling. The radiolabeling service that MBI provides is to attach the radioactive isotope I131 to the Company's antibodies. MBI is a small company and can label the LYM-1 antibody for a limited clinical trial. As the Company expanded its production in anticipation of a larger and faster Phase III clinical trial, it became apparent that MBI had limited capacity which could have a detrimental affect on the Company. Accordingly, the Company began searching for additional sources to radio label its products. After April 30, 1997, the Company entered into agreements with unrelated companies to provide research and development for an automated radiolabeling facility and for these companies to provide limited amounts of radiolabeled material for clinical trials.

        On January 18, 1994, Techniclone and CBI entered into an Agreement and Plan of Merger (the "Agreement and Plan of Merger") which contemplated the merger of CBI with and into Techniclone. On June 10, 1994, the shareholders of the Company approved the merger pursuant to the Agreement and Plan of Merger. The merger between CBI and the Company was completed on July 26, 1994. The assets of CBI acquired by the Company consist primarily of research and development of the TNT antibody technology, which has not been approved by the FDA. As a result of the merger, the Company incurred an immediate charge to operations for purchased in-process research and development of approximately $4,850,000. This amount represents the excess of the fair market value of the Company's common stock issued over the net assets acquired of CBI, plus an additional non-recurring charge relating to CBI stock options assumed by the Company.

        On December 27, 1995, the Company issued 7,700 shares of newly created Class B Convertible Preferred Stock, at a price of $1,000 per share, and on December 29, 1995 issued an additional 500 shares of Class B Convertible Preferred Stock, at a price of $1,000 per share, for an aggregate issuance consideration of $8,200,000 to sixteen (16) offshore investors pursuant to Regulation S promulgated under the Securities Act of 1933. The Class B Convertible Preferred Stock is non-voting. The Class B Convertible Preferred Stock is convertible into common stock of the Company. The number of shares of Common Stock issued upon conversion of each share of Class B Convertible Preferred Stock is determined by (i) taking ten percent (10%) of One Thousand Dollars ($1,000) pro-rated on the basis of a 365 day year, by the number of days between the last Closing Date and the date of conversion plus (ii) One Thousand Dollars ($1,000), (iii) divided by the lower of $3.06875, the fixed conversion price, or 85% of the average closing bid price for the Company's Common Stock for the five trading days immediately preceding the conversation date (the "Conversion Price"). As of April 30, 1997, the Fixed Conversion Price was set at $3.06875, which was the average closing bid price for the Company's Common Stock for the five (5) trading days ending on December 8, 1995. Additionally, the Class B Convertible Preferred Stock has a liquidation preference over other classes of the Company's stock. This liquidation preference is $1,000 per share of Class B Convertible Preferred Stock plus 10% per annum pro-rated through any liquidation date. During the years ended April 30, 1996 and 1997, 1,400 and 4,600, shares respectively, of Class B Convertible Preferred Stock were converted at the election of the holder to common stock. In connection with these conversions, the Company issued 469,144 and 1,587,138, respectively, shares of common stock. As of April 30, 1997, 2,200 shares of Class B Convertible Preferred Stock with a liquidation preference of $2,497,151, remain outstanding. These shares are convertible into a minimum of 813,736 shares of common stock.

        The Company was delisted in 1991 for failure to maintain NASDAQ listing requirements. After the Closing of the Class B Convertible Preferred Stock, the Company applied for and was granted relisting of its common stock on the NASDAQ Small Cap market. The listing was effective on April 1, 1996. The Company's trading symbol is TCLN.

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

        Commencing on September 26, 1997, the Class C Stock is convertible at the option of the holder into a number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by 13 percent starting on November 26, 1997, 20 percent starting on January 26, 1998, 22.5 percent starting on March 26, 1998, 25 percent starting on May 26, 1998, and 27 percent starting on July 26, 1998 and thereafter. After March 24, 1998, the Conversion Price will be the lower of the Conversion Price as calculated in the preceding sentence or the average of the Closing Price of the Company's common stock for the thirty (30) trading days including and immediately preceding March 24, 1998 (the "Conversion Cap"). In addition to the common stock issued upon conversion of the Class C Stock, warrants to purchase one-fourth of the number of shares of common stock issued upon the conversion will be issued to the converting investor. The Warrants are exercisable at 110 percent of the Conversion Cap through April 2002.

        The holders of the Class C Stock do not have voting rights except as provided under Delaware law.

        The holders of the Class C Stock are entitled to receive dividends at the rate of $50.00 per share per annum. The payment of the Class C dividend commences on September 30, 1997 and thereafter is paid at the end of each calendar quarter. The dividends are to be paid in Class C Stock valued at $1,000 per share (fractional shares to be paid in cash) or, at the option of the Company with ten days advance notice to the Holders of the Class C Stock, in cash. Subject to certain conditions contained in the Certificate of Designation, the Class C Stock is subject to mandatory redemption upon certain events as defined in the Certificate of Designation and mandatory conversion at any time after April 25, 1998. The following events may constitute a "redemption event": (i) if the Company's stock is suspended from trading for ten trading days in any nine month period, (ii) the Registration Statement required to be filed by the Company pursuant to the Registration Rights Agreement has not been declared effective by the 180th day following the Closing Date, or after being declared effective cannot be utilized by the holders of the Class C Stock for more than 30 days in any twelve month period, (iii) the Company fails after notice to remove any restrictive legend on any conversion shares issued to a holder of Class C Stock, (iv) the Company fails to issue shares of Common Stock to any holder of Class C Stock upon conversion, (v) if Mr. Lon Stone shall cease to be an officer or director of the Company within 18 months of the Closing Date, or (vi) 50% or more of the Common Stock is directly or indirectly owned or controlled by a single individual, entity or their affiliates. From and after the date of a redemption event, each holder of Class C Stock has the option to require the Company to purchase such holder's shares of Class C Stock for an amount in cash equal to the "redemption amount" as defined in the Certificate of Designation. The Company may in lieu of the payment of the redemption amount issue Common Stock for the events specified in items (i) and (ii) above where the delay or inability is caused by a stop order threatened or issued or similar action taken by the SEC or its staff, or for events specified in items (v) and
(vi) above. Should a redemption event occur, it is the Company's intention to redeem the Class C Stock through the issuance of the Company's common stock.

        On January 20, 1997, the Company entered into a Stock Exchange Agreement (the "Agreement") with the shareholders of Peregrine Pharmaceuticals, Inc., a privately-held Delaware corporation ("Peregrine"), pursuant to which the shareholders of Peregrine agreed to exchange all of the issued and outstanding capital stock of Peregrine for 5,000,000 shares of common stock of the Company. On April 24, 1997, the Company entered into a First Amendment to Stock Exchange Agreement (the "Amendment") with the shareholders of Peregrine, pursuant to which the Company agreed to amend certain provisions of the Stock Exchange Agreement and to issue an additional 80,000 shares of its common stock in exchange for all of the issued and outstanding capital stock of Peregrine as set forth in the Amendment. The Amendment provides that the major stockholders of Peregrine agree to a one year lock-up of the Company's common stock issued to them in the exchange. As part of the Amendment, during the lock-up period Sanderling is permitted to sell up to 275,000 shares, Saunders is permitted to sell up to 275,000 shares, Jennifer Lobo is permitted to sell up to 90,000 shares and Philip Thorpe is permitted to sell up to 50,000 shares. The Amendment also provides for the Company to sell Sanderling $550,000 of its common stock at a purchase price of $3.82 per share. This sale of stock to Sanderling was completed in July of 1997.

        The purchase price for Peregrine was determined by negotiation. Peregrine is a development stage enterprise with minimal assets. In negotiating the purchase price, the Board of Directors of the Company and Peregrine did not use a traditional valuation formula of book value or earnings, instead the Board of Directors relied upon the prospective value of the technology owned and being developed by Peregrine, primarily Vascular Targeting Agents ("VTA's"). VTA's act by destroying the vasculature of solid tumors. VTA's are multifunctional molecules that target the capillaries and blood vessels of solid tumors. Once there, these agents block the flow of oxygen and nutrients to the underlying tissue by creating a blood clot to the tumor. Within hours of the clots formation, the tumor begins to die and necrotic regions are formed. Since every tumor in excess of 2mm in size forms an expanding vascular network during tumor growth, VTA's could be effective against all types of solid tumors. After evaluating the technology, the Company's Scientific Advisory Committee advised the Company that, in their opinion, the Peregrine VTA's were the only viable competition for the Company's TNT product. After development of the VTA technology, the Company intends to use the VTA technology in conjunction with TNT. In addition, the Company obtained a fairness opinion with respect to the purchase price paid.

        The Company believes that the development of the VTA's into a commercially viable product candidate will be a lengthy and costly process. Prior to approval by the U.S. Food and Drug Administration ("FDA") of any new drug product, the product must undergo several pre-clinical and clinical trials and must demonstrate safety and efficacy levels acceptable to the FDA. While the Company believes that the Peregrine technologies have the potential to be very successful, no assurance can be given that the technologies will be developed into successful commercially viable products. As a result of the uncertainty of clinical trials and the FDA process, the Company is unable to predict the timing and remaining costs which will be necessary to develop the Peregrine technologies into commercially viable products. The Company has reviewed the drug development process and costs for many other Companies and the timing ranges from a couple of years to more than ten years with costs ranging from several million dollars to several hundred million dollars. The Company will be required to enter into a cost sharing agreement or obtain additional funds to complete the development of the Peregrine technologies. While the Company believes it may be able to raise the funds to develop the Peregrine technologies, the Company will be actively seeking a joint venture arrangement, a licensing agreement or some other agreement to help finance the cost of the development of Peregrine's technologies.

        No assurance can be given that the VTA technology development efforts, including clinical trials, will be successful, that regulatory approvals can be obtained or that the VTA technology can be successfully marketed if such development efforts are completed.

        All preconditions to the closing of the Stock Exchange Agreement as amended were completed and the related agreements were signed on April 24, 1997; therefore, the Company accounted for the transaction in the year ended April 30, 1997. The purchase price of approximately $27,154,000, which includes the fair market value of the common stock exchanged and the net liabilities assumed, represents the amount paid for acquired technologies and related intangible assets. As of the effective date of the acquisition, the purchase price of the Peregrine acquisition was charged to operations as "purchased in-process research and development" with a corresponding credit to additional paid-in capital. The purchase price was charged to operations as Peregrine's technologies have not reached technological feasibility and the technology has no known future alternative uses other than the possibility for treating cancer patients.

        During the year ended April 30, 1997, the Company acquired land and a building located at 14272 Franklin Avenue, Tustin, California 92780 for a purchase price of $1,524,663. This 24,201 square foot building is adjacent to the Company's existing 23,570 square foot building that was purchased in April 1996 for $1,555,620. The Company entered into two Promissory Notes (the Notes) aggregating $2,040,000 in original principal amount (the "Notes") with Imperial Thrift and Loan Association in connection with the acquisition of its facility located at 14282 Franklin Avenue, Tustin, California and the adjacent facility located at 14272 Franklin Avenue, Tustin, California. The Notes are secured by Deeds of Trust, Assignments of Leases and Rents and Commercial Security Agreements. The Notes provide for aggregate monthly payments, including interest, of $21,470 per month with interest calculated at LIBOR plus 4.250 percent. Pursuant to the terms of the Notes, the interest rate cannot be greater than 14.5% nor less than 9.5%.

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

NON-HODGKINS LYMPHOMA

        Non-Hodgkins B-cell lymphomas are blood borne cancers of the immune system which currently afflict approximately 240,000 patients in the United States. More than 52,000 new cases are expected to be diagnosed in 1997. Non-Hodgkins lymphomas are generally classified into one of three groups: low, intermediate or high grade. The Company is initially pursuing clinical development of its LYM-1 antibody for intermediate and high grade Non-Hodgkins B-cell lymphoma.

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

        Once the LYM-1 (Oncolym(TM)) antibody has passed stringent quality control and outside testing, it is shipped to Oklahoma City, Oklahoma for radiolabeling, (the process of attaching the radioactive agent, Iodine-131, to the antibody). From the Oklahoma facility, the labeled LYM-1 (Oncolym(TM)) is shipped overnight to the nuclear medicine department of medical centers and hospitals for use in treating patients the next day.

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

ITEM 2. PROPERTIES

        The Company's research and manufacturing operations are located in a 23,570 square foot Company-owned office and laboratory space at 14282 Franklin Avenue, Tustin, California 92780-7017. The Company manufactures its LYM and TNT Antibodies at this facility. During the year ended April 30, 1997, the Company acquired land and a building located at 14272 Franklin Avenue, Tustin, California 92780 from for a purchase price of $1,524,663. This 24,201 square foot building is adjacent to the Company's existing building that was purchased in April 1996. The Company makes combined monthly mortgage and common area maintenance payments of approximately $13,000 for each building. Monthly rental income from tenants is approximately $13,000.

ITEM 3. LEGAL PROCEEDINGS

        There are no pending legal proceedings in which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Prior to 1991, the Company was listed on NASDAQ. In 1991 the Company was delisted because it did not meet the financial standards established by NASDAQ. Prior to April 1, 1996, Techniclone's common stock was traded intermittently in the over-the-counter market. Since April 1, 1996, Techniclone's common stock has been traded on the NASDAQ Small Cap market. The following table shows the high and low bid and asked prices for Techniclone's common stock for each quarter in the last two fiscal years. Prices shown represent quotations by dealers, without retail markup, markdown or commissions and may not reflect actual transactions.

                                    Bid                         Asked
                                    ---                         -----
Quarter ended:                High        Low             High       Low
--------------                ------------------------------------------
April 30, 1995                2.00       0.50             4.00       1.25
July 31, 1995                 1.25       0.688            1.375      0.813
October 31, 1995              3.063      0.688            3.125      0.875
January 31, 1996              5.375      2.625            5.50       2.813
April 30, 1996                7.813      5.125            7.938      5.313
July 31, 1996                 6.75       3.25             6.813      3.50
October 31, 1996              5.25       3.25             5.438      3.375
January 31, 1997              6.75       3.313            6.875      3.50
April 30, 1997                6.125      4.625            6.25       4.75

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

                             SELECTED FINANCIAL DATA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEAR ENDED APRIL 30,


                                      1993            1994            1995            1996            1997
                                      ----            ----            ----            ----            ----
                                   -----------     -----------     -----------    -------------   -------------
                                                                                  (As Restated)   (As Restated)
REVENUES
Net product sales and royalties    $    34,990     $     4,400     $        --     $     4,824     $     26,632
Licensing fees ................        120,000          56,375           7,265       3,000,000               --
Interest and other income .....         13,773           8,591             126         138,499          319,709
                                   -----------     -----------     -----------     -----------     ------------
Total revenues ................        168,763          69,366           7,391       3,143,323          346,341
                                   -----------     -----------     -----------     -----------     ------------

COSTS AND EXPENSES:
Cost of sales .................          9,670           1,680              --           2,580           24,940
Research and development ......        579,447       1,315,898       1,357,143       1,679,558        2,886,931
General and administrative
    Unrelated entities ........        453,200         914,142         547,133         947,816        3,046,873
    Affiliates ................        136,641         212,594         137,326         170,659          266,628
Interest ......................         31,724          30,467          27,833          17,412          147,852
Purchased in-process research
and development ...............                                      4,849,591                       27,154,402
                                   -----------     -----------     -----------     -----------     ------------
Total costs and expenses ......      1,210,682       2,474,781       6,919,026       2,818,025       33,527,626
                                   -----------     -----------     -----------     -----------     ------------

Net Income (loss) before
preferred stock accretion and
dividends .....................    $(1,041,919)    $(2,405,415)    $(6,911,635)    $   325,298     $(33,181,285)
Preferred stock accretion and
dividends:
Accretion of Class B Preferred
Stock Discount.................                                                     (5,327,495)
Imputed dividends for Class B
Convertible Preferred Stock....                                                       (560,467)        (536,263)
Imputed dividends for Class C
Convertible Preferred Stock....                                                                          (8,218)
                                   -----------     -----------     -----------     -----------     ------------
Net Loss Applicable to Common
Stock (Note 2).................    $(1,041,919)    $(2,405,415)    $(6,911,635)    $(5,562,664)    $(33,725,766)
                                   ===========     ===========     ===========     ===========     ============
Weighted Average Shares
Outstanding (Note 2)...........     12,211,176      13,653,829      15,794,811      18,466,389       21,429,858
                                   ===========     ===========     ===========     ===========     ============
Net Loss per Share (Note 2)....         ($0.09)         ($0.18)         ($0.44)         ($0.30)          ($1.57)
                                   ===========     ===========     ===========     ===========     ============


                         CONSOLIDATED BALANCE SHEET DATA
                                    APRIL 30,


                                                                                        1996             1997
                                                                                        ----             ----
                                     1993             1994             1995         (As Restated)    (As Restated)
                                     ----             ----             ----         -------------    -------------

Working Capital (deficit) ....    $  (156,289)    $   (499,059)    $   (934,121)    $  7,460,514     $ 10,618,012
Total Assets .................        951,660          848,036          856,657       10,775,757       18,701,470

Long-Term Debt ...............        302,131          258,500          258,500          987,032        1,970,065

Accumulated Deficit ..........     (8,768,928)     (11,174,343)     (18,085,978)     (23,648,642)     (57,374,408)

Stockholders' Equity (Deficit)        314,381          (60,905)        (600,441)       8,964,677       14,568,009

------------
See footnote 12 to the consolidated financial statements for each of the three years in the period ended April 30, 1997; for a description of the restatement of the consolidated financial statements.

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

GOING CONCERN

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company experienced a loss of approximately $33,181,000, including a noncash charge aggregating approximately $27,154,000 relating to the acquisition of Peregrine (purchased in-process research and development), during the year ended April 30, 1997 and had an accumulated deficit of approximately $57,374,000 at April 30, 1997. During the fiscal year ended April 30, 1997, the Company received significant funding through the issuance of preferred stock. As a result of the sale of the preferred stock, the Company had a cash balance of approximately $12,229,000 at April 30, 1997.

        Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials and will need to receive additional funds to fund future operations and clinical trials. Management expects to receive additional funds from the sale of additional equity in the future. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and this would have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations. Management believes that the cash and cash equivalents aggregating approximately $12,229,000 as of April 30, 1997 are sufficient to support the Company's estimated operations and other cash needs through April 30, 1998.

YEAR ENDED APRIL 30, 1997 COMPARED TO YEAR ENDED APRIL 30, 1996

        The Company incurred a net loss of approximately $33,181,000 for the year ended April 30, 1997 as compared to the net income of approximately $325,000 for the prior year ended April 30, 1996. The change from net income in 1996 to a net loss of approximately $33,181,000 for 1997 is primarily attributable to a decrease in licensing fee revenue of approximately $3,000,000 and approximately $27,154,000 charged to earnings in connection with the acquisition of the outstanding capital stock of Peregrine Pharmaceuticals, Inc. The purchase price, including net liabilities assumed, aggregating approximately $27,154,000 represents the amount paid for acquired technologies and related intangible assets. The purchase price of the Peregrine acquisition has been charged to operations, as of the effective date of the acquisition, as purchased in-process research and development with a corresponding credit to additional paid-in capital. The purchase price was charged to operations as Peregrine's technologies have not reached technological feasibility and the technology had no known future alternative uses other than the possibility for treating cancer patients.

        The increase in the net loss is also attributable to an increase in other costs and expenses of approximately $3,555,000 which amount is partially offset by an increase in revenues, other than licensing fees, of approximately $203,000. The increase in total costs and expenses is primarily attributable to increases in activity by the Company associated with the expansion of its facilities, expansion of clinical trial activities for the LYM-1 and TNT antibody technologies and increases in administrative and operational personnel in preparation for the scale-up of the manufacturing process for production of the LYM-1 antibodies to be used in the Phase II/III clinical trials. The Company expects to continue to incur significant expenses during the next fiscal year as it further expands clinical trials for its LYM-1 and TNT antibody technologies.

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

        The holders of the Class C Stock do not have voting rights except as provided under Delaware law.

        The holders of the Class C Stock are entitled to receive dividends at the rate of $50.00 per share per annum. The payment of the Class C dividend commences on September 30, 1997 and thereafter is paid at the end of each calendar quarter. The dividends are to be paid in Class C Stock valued at $1,000 per share (fractional shares to be paid in cash) or, at the option of the Company with ten days advance notice to the Holders of the Class C Stock, in cash. Subject to certain conditions contained in the Certificate of Designation, the Class C Stock is subject to mandatory redemption upon certain events as defined in the Certificate of Designation and mandatory conversion at any time after April 25, 1998. The following events may constitute a "redemption event": (i) if the Company's stock is suspended from trading for ten trading days in any nine month period, (ii) the Registration Statement required to be filed by the Company pursuant to the Registration Rights Agreement has not been declared effective by the 180th day following the Closing Date, or after being declared effective cannot be utilized by the holders of the Class C Stock for more than 30 days in any twelve month period,
(iii) the Company fails after notice to remove any restrictive legend on any conversion shares issued to a holder of Class C Stock, (iv) the Company fails to issue shares of Common Stock to any holder of Class C Stock upon conversion, (v) if Mr. Lon Stone shall cease to be an officer or director of the Company within 18 months of the Closing Date, or (vi) 50% or more of the Common Stock is directly or indirectly owned or controlled by a single individual, entity or their affiliates. From and after the date of a redemption event, each holder of Class C Stock has the option to require the Company to purchase such holder's shares of Class C Stock for an amount in cash equal to the "redemption amount" as defined in the Certificate of Designation. The Company may in lieu of the payment of the redemption amount issue Common Stock for the events specified in items (i) and (ii) above where the delay or inability is caused by a stop order threatened or issued or similar action taken by the SEC or its staff, or for events specified in items (v) and (vi) above. Should a redemption event occur, it is the Company's intention to redeem the Class C Stock through the issuance of the Company's common stock.

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

        The purchase price for Peregrine was determined by arms-length negotiation. Peregrine is a development stage enterprise with minimal assets. In negotiating the purchase price, the Board of Directors of the Company and Peregrine did not use a traditional valuation formula of book value or earnings instead relying upon the prospective value to the Company of the technology owned and being developed by Peregrine Although Peregrine had only expended $2,600,000 directly related to obtaining technology rights, licenses and development of its technologies through

December 31, 1996, the technologies were considered very valuable to Techniclone. The value of these technologies were due to the compatibility of Peregrine's technologies with Techniclone's, adding a very important compliment to Techniclone's array of drug therapies. In addition, with the technologies that Peregrine possessed, the Company believed that Peregrine would be a formidable competitor in the future and that the acquisition of Peregrine was critical to Techniclone's future success. Peregrine is developing Vascular Targeting Agents ("VTA's"). VTA's act by destroying the vasculature of solid tumors. VTA's are multifunctional molecules that target the capillaries and blood vessels of solid tumors. Once there, these agents block the flow of oxygen and nutrients to the underlying tissue by creating a blood clot to the tumor. Within hours of the clots formation, the tumor begins to die and necrotic regions are formed. Since every tumor in excess of 2mm in size forms an expanding vascular network during tumor growth, VTA's could be effective against all types of solid tumors. After evaluating the technology, the Company's Scientific Advisory Committee advised management that the Peregrine VTA's were the only viable competition for the Company's TNT product. After development of the VTA technology, the Company intends to use the VTA technology in conjunction with TNT.

        Due to the uncertainties of the development process and the specialized nature of Peregrine's technologies, the Company is not able to estimate the nature, amount and timing of the remaining efforts necessary to complete the technology acquired from Peregrine into a commercially viable project. Prior to approval by the FDA of any new drug product, the product must undergo several preclinical and clinical trials and must demonstrate safety and efficacy levels acceptable to the FDA. The technologies acquired from Peregrine are highly specialized, and to the best of the Company's knowledge, there are no similar technologies in the marketplace. Additionally, the Company has not completed the development process for any of its products and therefore it is difficult to base any estimates on historical costs. The Company has reviewed the drug development process and costs for many other Companies and the timing ranges from a couple of years to more than ten years with costs ranging from several million dollars to several hundred million dollars.

        All of the preconditions to the closing of the Stock Exchange Agreement, as amended, were completed and the related agreements were signed on April 24, 1997; therefore, the Company accounted for the transaction in the year ended April 30, 1997. The approximate purchase price of $27,154,000 including net liabilities assumed represents the amount paid for acquired technologies and related intangible assets. The purchase price of the Peregrine acquisition has been charged to operations, as of the effective date of the acquisition, as purchased in-process research and development with a corresponding credit to additional paid-in capital. The purchase price was charged to operations as Peregrine's technologies have not reached technological feasibility and the technology had no known future alternative uses other than the possibility for treating cancer patients.

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

YEAR ENDED APRIL 30, 1996 COMPARED TO YEAR ENDED APRIL 30, 1995

        The Company's net income of approximately $325,000 for the year ended April 30, 1996 represented an increase of approximately $7,237,000 compared to the net loss of approximately $6,912,000 for the prior year ended April 30, 1995. This increase in the net income in the 1996 year was primarily attributable to a $4,101,000 decrease in total costs and expenses and an increase of $3,136,000 in total revenues. The decrease in total costs and expenses was primarily attributable to a decease in an aggregate charge to earnings of approximately $4,850,000 which occurred during the year ended April 30, 1995 (representing the excess of the purchase price over the net tangible assets acquired or costs related to purchased in-process research and development in connection with the acquisition of the remaining minority interest of Cancer Biologics Incorporated ("CBI") by the Company.)

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

        The Company entered into two separate promissory notes aggregating $2,047,000 at April 30, 1997 (the "Notes"). The Notes were issued during fiscal years 1996 and 1997 in connection with the acquisition of its facility located at 14282 Franklin Avenue, Tustin, California and the adjacent facility located at 14272 Franklin Avenue, Tustin, California. The Notes are secured by Deeds of Trust, Assignments of Leases and Rents and Commercial Security Agreements, which pledge all of the assets of the Company. The Notes provide for aggregate monthly payments of $21,470 per month including interest. The Notes bear interest at LIBOR plus 4.250 percent. Pursuant to the terms of the Notes the interest cannot be less than 9.5% nor greater than 14.5%. The interest rate at April 30, 1997 was 9.5%.

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

        The Company is discussing the possibility of raising additional funds with various investment banking firms and private investors and is pursuing potential licensors for certain of its products. However, as of April 30, 1997, the Company had not entered into any firm commitments for additional funds or new licensing arrangements and there can be no assurances that the Company will be successful in raising such funds or negotiating licensing arrangements on terms acceptable to it or at all. The Company believes that the cash on hand at April 30, 1997, will be sufficient to meet it's obligations and to continue operations through at least April 30, 1998.

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

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". Under SFAS No. 128, the Company will be required to disclose basic earnings (loss) per share and diluted earnings (loss) per share for all periods for which an income statement is presented. The Company will be required to adopt this standard for the period ending January 31, 1998. The Company believes the adoption of this standard will have no effect on the basic or diluted earnings per share for periods in which the company incurs losses, will result in an increase in basic earnings per share as compared with primary earnings per share in periods with income and will have no effect on the fully diluted earnings per share in periods with income.

CAPITAL COMMITMENTS

        At April 30, 1997, the Company had commitments to acquire additional assets of approximately $783,000 to expand its office and production facilities and to purchase equipment necessary for the increased production of LYM-1. The funds to fulfill these commitments will be obtained through available working capital and/or through capital equipment financing that may be obtained in the future.

        The Company has an agreement with an unrelated entity to advance funds to cover substantially all operating expenses of the entity and to purchase certain property and equipment for the entity's operations in exchange for the entity providing radiolabeling services for the Company. The radiolabeling services consist of attaching radioactive isotopes to the Company's LYM-1 antibodies prior to product shipment for the LYM-1 clinical trials. The agreement provides for repayment of advances from future revenues of the entity receivable through the discounting of radiolabeling services. Due to the uncertainty of recoverability of the advances made for operations, the operating advances have been expensed as incurred. Under the agreement, approximately $118,000, $227,000 and $246,000 were advanced and expensed as research and development in fiscal 1995, 1996 and 1997, respectively, of which $13,950 was offset against radio-labeling purchases in fiscal 1997. Additionally, as of April 30, 1997, the Company has purchased equipment with an aggregate cost of approximately $289,000 and net book value of approximately $76,000 for use by the unrelated entity. Should the Company discontinue use of this entity for its radiolabeling services, the entity would be required to purchase the equipment at its then carrying value or return the equipment to Techniclone. The agreement is cancelable by either party upon sixty days notice.

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

        ANTICIPATED FUTURE LOSSES. The Company has experienced significant losses since inception. As of April 30, 1997, the Company's accumulated deficit was approximately $57,000,000. The

Company expects to incur significant additional operating losses in the future and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. All of the Company's products are in development in preclinical studies and clinical trials, and significant revenues have not been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate product revenues for at least the next few years. There can be no assurance that the Company will ever generate sufficient product revenues to become profitable or to sustain profitability.

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

        UNCERTAINTY OF MARKET ACCEPTANCE. Even if the Company's products are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that the Company's products will be commercially successful. If the Company's most advanced product, LYM-1 (Oncolym(TM) ) is approved, it would represent a significant departure from currently approved methods of treatment for Non-Hodgkin's lymphoma. Accordingly, LYM-1 (Oncolym(TM) ) may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of LYM-1 (Oncolym(TM) ) in the treatment of Non-Hodgkin's lymphoma. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy. Market acceptance also could be affected by the availability of third party reimbursement. Failure of LYM-1 (Oncolym(TM) ) to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        FORWARD-LOOKING STATEMENTS. This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture its products; competitive conditions within the industry may change adversely; upon development of the Company's products, demand for the Company's products may weaken; the market may not accept the Company's products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures, and (ii) obtaining new sources of external financing prior to the expiration of existing support arrangements or capital. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the financial statements included in this Report at pages F-1 through F-25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                           PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information concerning the Company's executive officers which is included in Part I of this amended Annual Report on Form 10-K, the information required by Item 10 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1997 annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1997 annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1997 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1997 annual shareholders' meeting.

                                           PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)    Consolidated Financial Statements

         The financial statements and schedules listed below are filed as part of this Report:

                                                                                    Page
                                                                                    ----

                Independent Auditors' Report                                         F-1

                Consolidated Balance Sheets as of                              F-2 & F-3
                April 30, 1997 and 1996 (Restated)

                Consolidated Statements of Operations                                F-4
                for each of the three years in the period
                ended April 30, 1997 (Restated)

                Consolidated Statements of Stockholders' Equity                      F-5
                (Deficit) for each of the three years in the period ended
                April 30, 1997 (Restated)

                Consolidated Statements of Cash Flows for each                 F-6 - F-7
                of the three years in the period ended April 30, 1997

                Notes to Consolidated Financial Statements (Restated)         F-8 - F-24

         (2)    Financial Statement Schedules

                II  Valuation and Qualifying Accounts                               F-25

               (3)  Exhibits


   EXHIBIT                                                                      SEQUENTIAL
   NUMBER      DESCRIPTION                                                       PAGE NO.
   ------      -----------                                                       --------
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

   10.26       Amendment to 1986 Stock Option Plan dated March 1, 1988
               (Incorporated by reference to the exhibit of the same number contained in Registrant's Annual Report on Form 10-K for the year ended April 30, 1988)

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

   10.38       Assignment of Lease and Rents dated October 24, 1996 between
               Registrant and Imperial Thrift and Loan Association (Incorporated by reference to Exhibit 10.3 on Registrants' Current Report on Form 8-K dated October 25, 1996)

   10.39       Commercial Security Agreement dated October 24, 1996 between
               Imperial Thrift and Loan Association and Registrant (Incorporated by reference to Exhibit 10.4 on Registrants' Current Report on Form 8-K dated October 25, 1996)

   10.40 1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrants' Registration Statement in form S-8 (File No. 333-17513)

   10.41       Stock Exchange Agreement dated as of January 15, 1997 among the stockholders of Peregrine Pharmaceuticals, Inc. and Registrant
               (Incorporated by reference to Exhibit 2.1 to Registrants'
               Quarterly Report on Form 10-Q for the quarter ended January 31,
               1997)

   10.42       First Amendment to Stock Exchange Agreement among the
               Stockholders of Peregrine Pharmaceuticals, Inc. and Registrant
               (Incorporated by reference to Exhibit 2.1 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 12, 1997

   11          Computation of Net Income (Loss) per share (as Restated)             44

   21          Subsidiaries of Registrant                                           70

   27          Financial Data Schedule                                              71





(b)  Reports on Form 8-K:

     (i) Current Report on Form 8-K as filed with the Commission on February 11, 1997, reporting the Company entering into the Stock Exchange Agreement with the stockholders of Peregrine Pharmaceuticals, Inc.

     (ii) Current Report on Form 8-K as filed with the Commission on March 24, 1997 reporting the merger of Techniclone International Corporation with and into Techniclone Corporation.

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

                                        TECHNICLONE CORPORATION


Dated: September 30, 1997               By: /s/ Lon H. Stone
                                            -----------------------------------
                                            Lon H. Stone, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Capacity                                     Date
---------                           --------                                     ----
/s/ Lon H. Stone                    Chairman of the Board,                 September 30, 1997
-----------------------------       President, Chief Executive
Lon H. Stone                        Officer and Director (Principal
                                    Executive Officer)


/s/ William V. Moding               Chief Financial Officer                September 30, 1997
-----------------------------       Secretary and Director
William V. Moding                   (Principal Financial and
                                    Principal Accounting Officer)


/s/ Rudolph C. Shepard              Assistant Secretary                    September 30, 1997
-----------------------------
Rudolph C. Shepard                  and Director

/s/ Clive R. Taylor
-----------------------------       Director                               September 30, 1997
Clive R. Taylor, M.D., Ph.D.


-----------------------------       Director                               September __, 1997
Edward Joseph Legere II


-----------------------------       Director                               September __, 1997
Carmelo J. Santoro

                                                                      EXHIBIT II


                                   TECHNICLONE CORPORATION
                          COMPUTATION OF NET INCOME (LOSS) PER SHARE


                                                                 Year Ended April 30
                                                   -----------------------------------------------
                                                       1997              1996             1995
                                                   (As Restated)     (As Restated)
NET LOSS ATTRIBUTABLE TO COMMON STOCK              $(33,725,766)     $ (5,592,644)    $ (6,911,635)
                                                   ============      ============     ============

DATA AS TO NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES:
  Weighted average number of common shares
  outstanding                                        21,429,858        18,466,359       15,794,811

  Common equivalent shares assuming issuance
  of shares represented by outstanding stock
  options and warrants                                        *                 *                *

  Common equivalent shares assuming issuance of
  shares upon conversion of preferred stock
  and notes payable                                           *                 *                *
                                                   ------------      ------------     ------------

    Weighted average number of common and
    common equivalent shares outstanding             21,429,858       (18,466,859)      15,794,811
                                                   ============      ============     ============

NET INCOME (LOSS) PER SHARE - Primary              $      (1.57)     $       (.30)    $      (0.44)
                                                   ============      ============     ============


------------------------
* Shares issuable upon the exercise of common stock warrants and options and conversion of preferred stock and notes payable have been excluded because of their antidilutive effect.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Techniclone Corporation:


We have audited the accompanying consolidated balance sheets of Techniclone Corporation (the Company) as of April 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Techniclone Corporation as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12, the consolidated financial statements as of April 30, 1997 and 1996 have been restated.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
May 23, 1997, except
Note 12, as to which
the date is September 24, 1997

TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                        1997               1996
                                                    (AS RESTATED)      (AS RESTATED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 2)                  $ 12,228,660       $  4,179,313
Short-term investments (Note 2)                                           3,898,888
Accounts receivable, net                                  33,748             95,146
Receivable from shareholders (Note 2)                    326,700
Inventories, net (Note 2)                                172,162             93,921
Prepaid expenses and other current assets                 20,138             17,294
                                                    ------------       ------------

        Total current assets                          12,781,408          8,284,562

PROPERTY (Notes 2 and 4):
Land                                                   1,050,510            525,255
Buildings and improvements                             3,350,916          1,298,416
Laboratory equipment                                   1,579,300          1,139,663
Furniture and fixtures                                   396,225             78,155
                                                    ------------       ------------

                                                       6,376,951          3,041,489
Less accumulated depreciation and amortization        (1,038,619)          (722,436)
                                                    ------------       ------------

Property, net                                          5,338,332          2,319,053

OTHER ASSETS (Note 2):
Patents, net                                             178,815            166,585
Note receivable from officer and shareholder             356,914
Other                                                     46,001              5,557
                                                    ------------       ------------

        Total other assets                               581,730            172,142
                                                    ------------       ------------

                                                    $ 18,701,470       $ 10,775,757
                                                    ============       ============




          See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1997 AND 1996 (CONTINUED)
--------------------------------------------------------------------------------

                                                                          1997               1996
                                                                      (AS RESTATED)      (AS RESTATED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $    707,504       $    230,144
Accrued legal and accounting fees (Note 10)                                385,500             99,495
Accrued payroll and related costs                                          162,487             88,791
Accrued royalties and sponsored research (Note 6)                          339,560             61,667
Reserve for contract losses (Note 2)                                       248,803            173,563
Accrued license termination fee (Note 6)                                   100,000            100,000
Accrued interest (Note 4)                                                   72,844
Current portion of long-term debt (Note 4)                                  76,527             32,968
Other current liabilities (Note 5)                                          70,171             37,420
                                                                      ------------       ------------

        Total current liabilities                                        2,163,396            824,048

LONG-TERM DEBT (Note 4)                                                  1,970,065            987,032

COMMITMENTS (Notes 5 and 6)

STOCKHOLDERS' EQUITY (Notes 2, 3, 4, 6, 7 and 8):
Preferred stock - $.001 par value; authorized 5,000,000 shares:
  Class B convertible preferred stock, shares outstanding -
    1997, 2,200 shares; 1996, 6,800 shares (liquidation
    preference of $2,497,151 at April 30, 1997)                                  2                  7
  Class C convertible preferred stock, shares outstanding -
    1997, 12,000 shares; 1996, no shares (liquidation
    preference of $12,008,218 at April 30, 1997)                                12
Common stock - $.001 par value; authorized 50,000,000 shares;
  outstanding - 1997, 27,248,652 shares; 1996, 20,048,014 shares            27,249             20,048

Additional paid-in capital (Note 12)                                    72,391,736         33,069,846
Accumulated deficit (Note 12)                                          (57,374,408)       (23,648,642)
                                                                      ------------       ------------
                                                                        15,044,591          9,441,259
Less notes receivable from sale of common stock                           (476,582)          (476,582)
                                                                      ------------       ------------

   Total stockholders' equity                                           14,568,009          8,964,677
                                                                      ------------       ------------
                                                                      $ 18,701,470       $ 10,775,757
                                                                      ============       ============




          See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997
--------------------------------------------------------------------------------

                                            1997               1996               1995
                                        (AS RESTATED)      (AS RESTATED)
REVENUES (Notes 2 and 6):
Net product sales and royalties         $     26,632       $      4,824       $         --
Licensing fees                                                3,000,000              7,265
Interest and other income                    319,709            138,499                126
                                        ------------       ------------       ------------

        Total revenues                       346,341          3,143,323              7,391

COSTS AND EXPENSES (Notes 2, 3, 4,
  5, 6, 8 and 10):
Cost of sales                                 24,940              2,580
Research and development                   2,886,931          1,679,558          1,357,143
General and administrative:
  Unrelated entities                       3,046,873            947,816            547,133
  Affiliates                                 266,628            170,659            137,326
Interest                                     147,852             17,412             27,833
Purchased in-process research and
development                               27,154,402                             4,849,591
                                        ------------       ------------       ------------

        Total costs and expenses          33,527,626          2,818,025          6,919,026
                                        ------------       ------------       ------------

Net income (loss) before preferred
  stock accretion and dividends         $(33,181,285)      $    325,298       $ (6,911,635)
                                        ============       ============       ============
Preferred stock accretion
  and dividends:

  Accretion of Class B Preferred
    Stock Discount                                           (5,327,495)

  Imputed dividends for Class B
    Convertible Preferred Stock             (536,263)          (560,467)

  Imputed dividends for Class C
    Convertible Preferred Stock               (8,218)
                                        ------------       ------------       ------------
Net Loss Applicable to
  Common Stock (Note 2)                 $(33,725,766)       $(5,562,664)      $ (6,911,635)
                                        ============       ============       ============

Weighted Average Shares
  Outstanding (Note 2)                    21,429,858         18,466,359         15,794,811
                                        ============       ============       ============

Net Loss per Share (Note 2)                   $(1.57)             $(.30)            $(0.44)
                                              ======              =====             ======




          See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997
--------------------------------------------------------------------------------

                                                                                                   NOTES        NET
                          PREFERRED STOCK     COMMON STOCK        ADDITIONAL                    RECEIVABLE  STOCKHOLDERS'
                          -----------------------------------      PAID-IN      ACCUMULATED    FROM SALE OF    EQUITY
                          SHARES   AMOUNT    SHARES    AMOUNT      CAPITAL        DEFICIT      COMMON STOCK   (DEFICIT)
                                                                 (AS RESTATED)  (AS RESTATED)
BALANCES, May 1, 1994     10,000   $  10   14,162,625   $14,163   $11,344,265   $(11,174,343)   $(245,000)   $   (60,905)

Common stock issued for
  cash, net of issuance
  costs of $15,132                          1,221,978     1,222     1,497,896                                  1,499,118
Common stock issued
  upon conversion of
  preferred stock         (5,775)     (6)     288,750       289          (283)
Common stock issued in
  exchange for services                        10,000        10        12,490                                     12,500
Common stock issued upon
  exercise of options                           6,223         6        10,884                                      10,890
Common stock and
  compensatory options
  issued upon acquisition
  of minority interest in
  subsidiary (Note 3)                       1,079,333     1,079     5,080,094                    (231,582)     4,849,591
Net loss                                                                          (6,911,635)                 (6,911,635)
                          ------   -----   ----------   -------   -----------   ------------    ---------    -----------

BALANCES, April 30, 1995   4,225       4   16,768,909    16,769    17,945,346    (18,085,978)    (476,582)      (600,441)

Common stock issued for
  cash                                      1,770,396     1,770     1,287,582                                  1,289,352
Class B preferred stock
  issued for cash, net
  of issuance costs of
  $1,062,456               8,200       8                            7,137,536                                  7,137,544
Discount on Class B
  preferred stock                                                   5,327,495     (5,327,495)
Accretion of Class B
  preferred stock
  dividends                                                           560,467       (560,467)
Common stock issued
  upon conversion of
  Class A and Class B
  preferred stock         (5,625)     (5)     807,144       807          (802)
Common stock issued
  upon conversion of
  note payable and
  accrued interest to
  related party (Note 4)                      235,000       235       362,962                                    363,197
Common stock issued
  upon settlement of
  liabilities and
  exchange for services
  (Note 4)                                    240,433       241       190,859                                    191,100
Common stock issued
  upon exercise of
  stock options                               226,132       226       217,777                                    218,003
Proceeds from sale of
  stock purchase
  warrants, net                                                        40,624                                     40,624
Net income                                                                           325,298                     325,298
                          ------   -----   ----------   -------   -----------   ------------    ---------    -----------
BALANCES, April 30,
  1996-As Restated
  (Note 12)                6,800       7   20,048,014    20,048    33,069,846    (23,648,642)    (476,582)     8,964,677

Class C preferred stock
  issued for cash, net
  of issuance costs of
  $931,029 (Note 7)       12,000      12                           11,068,959                                 11,068,971
Accretion of Class C
  preferred stock
  dividends                                                             8,218         (8,218)
Accretion of Class B
  preferred stock
  dividends                                                           536,263       (536,263)
Common stock issued
  upon conversion of
  Class B preferred
  stock                   (4,600)     (5)   1,587,138     1,587        (1,582)
Common stock issued for
  acquisition of
  subsidiary (Note 3)                       5,080,000     5,080    26,664,920                                 26,670,000
Common stock issued
  upon exercise of
  stock options                               533,500       534       272,366                                    272,900
Stock-based
  compensation (Note 8)                                               772,746                                    772,746
Net loss                                                                         (33,181,285)                (33,181,285)
                          ------   -----   ----------   -------   -----------   ------------    ---------    -----------

BALANCES, April 30,
1997-As Restated
(Note 12)                 14,200   $  14   27,248,652   $27,249   $72,391,736   $(57,374,408)   $(476,582)   $14,568,009
                          ======   =====   ==========   =======   ===========   ============    =========    ===========



          See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997
--------------------------------------------------------------------------------


                                                         1997              1996              1995
                                                     ------------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $(33,181,285)      $   325,298       $(6,911,635)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
Purchased in-process research and
  development (non-cash)                               27,154,402                           4,849,591
Stock-based compensation                                  772,746
Depreciation and amortization                             348,525           169,162           151,368
Common stock issued for services and
  interest expense                                                           70,887            12,500
Increase in reserves                                                                          230,793
Changes in operating assets and
  liabilities, net of effects from
  acquisition of subsidiaries:
  Accounts receivable, net                                 61,398           (92,768)           (2,378)
  Inventories ,net                                        (78,241)          132,536          (236,499)
  Prepaid expenses and other current assets                (2,844)          (17,294)
  Deposits                                                                                     33,600
  Accounts payable and accrued legal and
    accounting fees                                       369,127          (142,980)          171,980
  Accrued royalties and sponsored research fees            (4,750)
  Other accrued expenses and current liabilities          197,499           (39,628)          244,106
                                                     ------------       -----------       -----------

        Net cash provided by (used in)
          operating activities                         (4,363,423)          405,213        (1,456,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenses paid for acquisition of
  subsidiary, net of cash acquired                        (77,189)
Sale (purchase) of short-term investments               3,898,888        (3,898,888)
Property acquisitions                                  (3,284,281)       (2,025,619)          (39,262)
Increase in note receivable from Chief
  Executive Officer and shareholder                      (356,914)
Increase in other assets                                  (85,016)          (42,558)           (7,632)
                                                     ------------       -----------       -----------

        Net cash provided by (used in)
        investing activities                               95,488        (5,967,065)          (46,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock              11,068,971         7,137,544
Proceeds from issuance of common stock                    272,900         1,547,979         1,510,008
Principal payments on long-term debt                      (44,589)
Proceeds from issuance of long-term debt                1,020,000         1,020,000
                                                     ------------       -----------       -----------

        Net cash provided by financing
          activities                                   12,317,282         9,705,523         1,510,008
                                                     ------------       -----------       -----------



          See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


                                                  1997             1996           1995
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                 $  8,049,347      $4,143,671     $     6,540

CASH AND CASH EQUIVALENTS,
  beginning of year                              4,179,313          35,642          29,102
                                              ------------      ----------     -----------

CASH AND CASH EQUIVALENTS,
  end of year                                 $ 12,228,660      $4,179,313     $    35,642
                                              ============      ==========     ===========

SUPPLEMENTAL INFORMATION:
Acquisition of subsidiaries (1997) and
  minority interest in subsidiary (1995)
  (Note 2):
Fair value of assets acquired                 $ 27,154,402                     $ 4,849,591
  Common stock issued                          (26,670,000)                     (2,504,053)
  Compensatory options issued                                                   (2,577,120)
                                              ------------                     -----------
Net (assets acquired) liabilities assumed     $    484,402                     $  (231,582)
                                              ============                     ===========

Interest paid                                 $    132,040      $    3,625     $     6,998
Income taxes paid                             $        800      $      800     $     1,600



For supplemental information relating to conversion of preferred stock into common stock, common stock issued in exchange for services, common stock issued upon merger and other noncash transactions, see Notes 2, 3, 4, 7 and 8.



          See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997
AS RESTATED

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

        Receivable from shareholders - Receivable from Shareholders represents short-term, non-interest bearing amounts due to Peregrine from its prior shareholders. The amounts were received in May 1997 (Note 3).

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------

        Inventories - Inventories are stated at the lower of first-in, first-out cost or market and consist of the following at April 30:

                                                1997           1996
                                                ----           ----
        Raw materials and supplies            $ 78,746       $ 40,558
        Finished goods                         139,041         79,885
        Reserves                               (45,625)       (26,522)
                                              --------       --------
                                              $172,162       $ 93,921
                                              ========       ========


        The Company estimates reserves on its inventories after considering the inventory on hand, anticipated usage of the inventory and any sales agreements for inventory at fixed prices. The inventory reserves at April 30, 1997 are for quantities in excess of expected future usage and for costs incurred in excess of the expected sales price for the related inventory. The reserves for excess quantities are based on a comparison of the quantity of inventory on hand and the future expected usage of such inventory and have been valued at the lower of the cost of the inventory or the estimated salvage value of the inventory. The reserves for costs incurred in excess of the expected sales price are based on the difference between total costs incurred for the inventory and the sales price of the product under the distribution agreement with Alpha Therapeutic Corporation ("Alpha") to supply LYM-1 (Oncolym(TM)) antibodies for the Phase II/III clinical trials (Note 6).

        Property - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset. Generally, the estimated useful lives are 8 to 25 years for buildings and improvements and five years for laboratory equipment and furniture and fixtures.

        Other Assets - Other assets include a note receivable from the Chief Executive Officer and shareholder of $350,000 plus accrued interest of $6,914. The note is collateralized by real estate, bears interest at 7% with principal and interest due January 31, 2000. The note receivable approximates fair value, as the rate of interest earned is consistent with what the Company could earn on similar instruments. Other assets also include patent costs, which are amortized over the lesser of the estimated useful life of the patent or the estimated useful life of the related product. Patent costs totaled $178,815 and $166,585, net of related accumulated amortization of $172,660 and $140,318, at April 30, 1997 and 1996, respectively. The Company assesses recoverability of its long-term assets by comparing the remaining carrying value to the value of the underlying collateral or the fair market value of the related long-term asset.

      Reserves for Contract Losses - The reserves for contract losses represent reserves for losses to be incurred under a fixed sales contract with Alpha to supply LYM-1 (Oncolym(TM)) antibodies for the Phase II/III clinical trials (Note
6). The reserves are based upon the difference between the sum of the carrying cost of the LYM-1 inventory and the estimated sales costs less the sales price specified in the Alpha contract and have been included in reserve for contract losses in the accompanying consolidated financial statements.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------

        Preferred Stock Dividends - Dividends on Class B and Class C Preferred Stock are accreted over the life of the preferred stock and are based on the stated dividend rate (10% for the Class B and 5% for the Class C) plus the dividend amount attributable to the discount at the issuance date. To the extent that unconverted shares of Class B and Class C Preferred Stock remain outstanding, the value of the dividend is remeasured and recorded on each date that the conversion rate changes.

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

        Net Income (Loss) per Share (As Restated) - Net income (loss) per share is calculated by dividing net income (loss) after deducting Class B Preferred Stock and Class C Preferred Stock discount and accreted dividends of $5,887,962 in fiscal 1996 and $544,481 in fiscal 1997, by the average number of shares of common stock and dilutive common stock equivalents outstanding each year. Shares issuable upon the exercise of common stock warrants and options (utilizing the treasury stock method), and conversion of outstanding preferred stock and preferred stock dividends on Class B and Class C Preferred Stock have been excluded in the per share computations because their effect is antidilutive (Note 7).

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------

        Reclassifications - Certain amounts as previously reported have been reclassified to conform to the fiscal 1997 presentation.

        New Accounting Standards - During fiscal year 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 did not have a significant impact on the Company's financial position or results of operations. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company assesses the need for recognition of an impairment of its long-lived assets by determining whether there have been any events or changes in circumstances that would indicate that the recoverability of the carrying value of these assets might be impaired. Impairment of the Company's land, buildings and improvements are assessed by reviewing the fair market value of these assets.

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

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". Under SFAS No. 128, the Company will be required to disclose basic earnings (loss) per share and diluted earnings (loss) per share for all periods for which an income statement is presented. The Company will be required to adopt this standard for the period ending January 31, 1998. The Company believes the adoption of this standard will have no effect on the basic or diluted earnings per share for periods in which the Company incurs losses, will result in an increase in basic earnings per share as compared with primary earnings per share in periods with income and will have no effect on the fully diluted earnings per share in periods with income.

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------

        For each of these acquisitions, the excess of the purchase price over net tangible assets acquired (cash and notes receivable) and liabilities assumed (accounts payable and accrued liabilities) represents the difference between the fair value of the Company's common stock exchanged and the fair value of net assets purchased including in the case of CBI, the difference between the fair value of the options to purchase the Company's common stock and the exercise price of the CBI options exchanged of $2,577,120. The excess purchase price of $27,154,402 for Peregrine and $4,849,591 for CBI over the net tangible assets acquired represents the amount paid for acquired technologies and related intangible assets. The excess purchase price for each of these acquisitions has been charged to operations as of the effective date of the acquisition as the related technologies have not reached technological feasibility and the technology had no known future alternative uses other than the possibility for treating cancer patients.

        The acquisition of Peregrine is expected to result in increased annual expenses and cash outflows. Had the acquisition of Peregrine occurred on May 1, 1995, pro forma net loss and loss per common share would have been as follows:

                                       Pro forma          Pro forma net loss
                                       net loss            per common share
                                       --------            ----------------
        Fiscal year 1996             $(33,985,500)             $(1.44)
        Fiscal year 1997             $ (7,973,100)             $ (.30)

        Revenues for fiscal years would not have changed had the acquisition occurred on May 1, 1995.

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------


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
                                                              ----------
                                                              $2,046,592
                                                              ==========

        The Company's stated amounts of its long-term debt approximate its fair value as the debt is financed at the borrowing rates currently available to the Company.

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

        The Company has an agreement with an unrelated entity to advance funds to cover substantially all operating expenses of the entity and to purchase certain property and equipment for the entity's operations in exchange for the entity providing radio-labeling services for the Company. The radio-labeling services consist of attaching radioactive isotopes to the Company's LYM-1 (Oncolym(TM)) antibodies prior to product shipment to the LYM-1 clinical trial sites. The agreement provides for repayment of the operating advances from future revenues of the entity receivable through the discounting of radio-labeling services.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------

Due to the uncertainty of recoverability of the advances made for operations, the operating advances have been expensed as incurred. Under the agreement, approximately $118,000, $227,000 and $246,000 were advanced and expensed as research and development in fiscal 1995, 1996 and 1997, respectively, of which $13,950 was offset against radio-labeling purchases in fiscal 1997. Additionally, at April 30, 1997, the Company had purchased equipment with an aggregate cost of $289,000 and net book value of $76,000 for use by the unrelated entity. Should the Company discontinue use of this entity for its radio-labeling services, the entity would be required to purchase the equipment at its then carrying value or return the equipment to Company. The radio-labeling services agreement is cancelable by either party upon sixty days notice.

        Under a separate agreement, as of April 30, 1995, an unrelated entity had advanced the Company $40,000 which is to be repaid through inventory purchases from the Company. At April 30, 1997 and 1996, the remaining advances amounted to $12,480 and $37,420, respectively, and have been included in other current liabilities in the accompanying balance sheets.

        During fiscal 1996, the Company entered into a joint venture agreement with an unrelated entity to develop and market a new class of products for cancer therapy and diagnosis based upon the unrelated party's patented technology for producing fully human monoclonal antibodies and the Company's TNT. The agreement provides that equity in the joint venture and costs associated with the development of the product would be shared equally. The activities of the joint venture were not considered significant for the years ended April 30, 1997 and 1996. The Company retains exclusive world-wide manufacturing rights under the agreement.

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

        During October 1992, the Company entered into an agreement with an unrelated entity which provides the entity with exclusive licensing rights in certain geographic areas to certain patents and products owned by the Company in exchange for: (1) $50,000 when a specified meeting with the United States Food and Drug Administration (FDA) occurred, (2) $100,000 upon the first submission to the European regulatory agency to sell the product in certain countries or six months from the effective date of the commencement of Phase III clinical trials, whichever is sooner, (3) $200,000 upon approval of the first European submission, (4) $500,000 on the submission to the FDA of a product license application, and (5) $100,000 per year as a research and development grant after completion of the Phase III clinical trials (as defined), of which 50% of such payment is specified for certain research programs. Additionally, the Company is to receive 10% royalties from any product sales related to this agreement which will be applied to offset any amounts due under stipulation (4) above. Under the terms of the agreement, the $100,000 and

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------

$200,000 payments and the right to distribute the Company's product in certain European countries was dependent upon the distributor beginning clinical trials in Europe within a specified time period. The entity did not begin the trials within the specified time frame and the distribution rights were assigned in conjunction with another agreement with a related entity. The agreement also provides for the Company to sell LYM-1 antibodies for Phase II/III clinical trials to the unrelated entity at a fixed price. Through April 30, 1997, the Company has received $150,000 under the agreement. No licensing revenue was earned related to this agreement during the three years ended April 30, 1997.

        In fiscal 1996, the Company entered into a distribution agreement (Agreement) with a partnership in which one of the partners is also a shareholder and director of the Company in exchange for a nonrefundable fee of $3,000,000. The Agreement provides the distributor with exclusive distribution rights in various foreign countries for one of the Company's products and granted the right for the entity to assume distribution rights in certain European countries from another unrelated entity should that unrelated entity forfeit or relinquish its rights under a separate agreement. During fiscal 1997, the rights under the separate agreement were forfeited and were assumed in accordance with the terms of the Agreement. The Agreement also provides that the Company is guaranteed minimum sales prices from the distributor and has been granted an option to repurchase the distribution rights, should the Company elect to do so. The repurchase rights are at the sole discretion of the Company and may be exercised through July 1998. If the repurchase rights are exercised, the Company would be required to pay a lump sum fee of $4,500,000, grant options to the distributor for the purchase of 1,000,000 shares of the Company's common stock at $5.00 per share and pay royalties ranging between 2% and 5% on sales of the related product in the geographic areas covered by the Agreement. The Agreement has an initial term of 15 years with automatic renewals under terms as specified in the Agreement. The Company recognized the license fee as revenue during the year ended April 30, 1996, as the Company had no further obligations under the Agreement that it was required to fulfill.

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------


        Contingent future commitments related to the vascular targeting agents technologies, exclusive of royalties, are as follows:

               Payments due upon completion of Phase I clinical trials               $37,500
               Annual payments upon patent issuance and until royalties begin        $50,000
               Payments due upon initiation of Phase II clinical trials             $175,000
               Payments due upon completion of Phase II clinical trials              $50,000
               Payment upon commercial introduction of the related
                 product or new drug or product license application                 $375,000
               Payment upon commercial introduction for each additional new
                 Product encompassing related technology                            $300,000

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

7.  STOCKHOLDERS' EQUITY

        The Company has issued three classes of preferred stock, Class A, Class B and Class C. The Class B and Class C preferred stock is nonvoting, has preferences in liquidation, provides for antidilution protection and is convertible into common stock. A summary of the preferred stock is as follows:

                                          Number of            Per
       Class         Issuance Date      Shares Issued       Share Cost     Dividend Rate
       -----         -------------      -------------       ----------     -------------
       Class A       March 1992            10,000             $   60           None
       Class B       December 1995          8,200             $1,000           None
       Class C       April 1997            12,000             $1,000             5%

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------

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

        In conjunction with the issuance of the Class C preferred stock, the preferred shareholders were granted warrants to purchase up to one-fourth of the number of shares of common stock issued upon conversion. The warrants are exercisable at 110% of the Conversion Cap and expire in April 2002. No value has been ascribed to these warrants, as the warrants are considered non-detachable. Additionally, the Company granted a warrant to the placement agent providing for the purchase of 1,200 shares of Class C preferred stock at $1,000 per share which is exercisable through April 2002 (Note 8).

        In accordance with the preferred stock agreement, the Company has reserved 15,500,000 shares of the Company's common stock to provide shares issuable upon conversion or exercise of the warrants.

        Both the Class B Preferred Stock and the Class C Preferred Stock agreements include provisions for conversion of the preferred stock into common stock at a discount during the term of the agreements. As a result of these conversion features, the Company is accreting an amount from accumulated deficit to additional paid-in capital equal to the Preferred Stock Discount. The Preferred Stock Discount was computed by taking the difference between the fair value of the Company's common stock on the date the Preferred Stock agreements were finalized and the conversion price (assuming the maximum discount allowable under the terms of the agreement) multiplied by the number of common shares into which the preferred stock would have been convertible into (assuming the maximum discount allowable). The Preferred Stock Discount is being amortized over the period from the date of issuance of the Preferred Stock to the Conversion or discount period (three months for the Class B and sixteen months for the Class
C) using the effective interest method. The total Preferred Stock Discount related to these issuances to be amortized amounted to $5,327,495 and $4,438,356 for the Class B and Class C, respectively. The accumulated accretion of the discount for Class C was not significant at April 30, 1997.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------

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

        Notes receivable from the sale of common stock are due from one officer, one director and various employees. The notes bear interest at 6% per annum, are collateralized by personal assets of the holders and are due in seven equal annual installments beginning in April 1998.

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------


        Option activity for each of the three years ended April 30, 1997 is as follows:

                                         1997                    1996                     1995
                                         ----                    ----                     ----
                                       WEIGHTED                WEIGHTED                 WEIGHTED
                                       AVERAGE                 AVERAGE                  AVERAGE
                          SHARES    EXERCISE PRICE  SHARES  EXERCISE PRICE   SHARES  EXERCISE PRICE
                          ------    --------------  ------  --------------   ------  --------------
          BALANCE,
          Beginning
          Of year         2,237,750      $(0.66)    1,961,000    $(0.59)      563,667     $(0.97)

          Granted         2,419,000      $(4.63)      588,982    $(1.10)

          Assumed with
          acquisition                                                       1,416,000     $(0.50)


          Exercised        (533,500)     $(0.51)     (283,232)   $(0.97)       (6,223)    $(1.75)

          Canceled          (65,000)     $(2.31)      (29,000)   $(1.75)      (12,444)    $(1.75)
                          ---------                 ---------               ---------
          BALANCE,
          End of year     4,058,250      $(3.02)    2,237,750    $(0.66)    1,961,000     $(0.59)
                          =========                 =========               =========


        Additional information regarding options outstanding as of April 30, 1997 is as follows:


                                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                   -----------------------------------------------------------------
                                   WEIGHTED AVG.
  RANGE OF PER       NUMBER OF       REMAINING        WEIGHTED        NUMBER OF      WEIGHTED AVG.
 SHARE EXERCISE       SHARES        CONTRACTUAL        AVERAGE          SHARES         PER SHARE
     PRICES         OUTSTANDING      LIFE (YRS)    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------------------------------------------------------------------------------------------
$0.27 - $0.50        1,066,000          5.27            $0.45          1,066,000         $0.45
$1.00 - $1.75          638,250          7.82            $1.16            464,400         $1.21
$4.00 - $5.50        2,354,000          9.06            $4.70            646,222         $4.69


        At April 30, 1997, options to purchase 4,058,250 shares of the Company's common stock were outstanding, of which 2,176,622 shares were exercisable. Options to purchase 2,752,017 shares were available for grant under these plans.

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------

The Company utilizes the guidelines in Accounting Principles Board Opinion No. 25 for measurement of stock based transactions for employees. Had the Company utilized a fair value model for measurement of stock based transactions for employees and amortized the expense over the vesting period, pro forma information would be as follows:

                                                       1997             1996
              Pro forma net loss                   $(35,606,290)    $(5,909,405)

              Pro forma net loss per share            $(1.66)          $(.32)

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

        In conjunction with the Class B preferred stock financing, the Company issued warrants to purchase 357,310 shares of the Company's common stock at prices between $3.069 and $5.00 per share. The Company estimated the difference between the grant price and the fair value of the warrants on the date of grant to be $349,000. In conjunction with the Class C preferred stock financing, the Company issued the preferred shareholders warrants to purchase a contingent number of common shares at a price to be determined in the future (Note 7). No value has been ascribed to these Class C financing warrants as the warrants are considered non-detachable. Additionally, the Company granted a separate warrant to the placement agent providing for the purchase of 1,200 shares of Class C preferred stock at $1,000 per share which is exercisable through April 2002 (Note 7). The Company estimated the difference between the grant price and the fair value of the placement agent warrants on the date of grant to be approximately $862,000 . The value of the warrants was based on a Black Scholes formula based on warrant terms in the agreements. Because the Class B and Class C financing warrants relate to equity financing, the value of the warrants has been treated as a cost of the offering in the accompanying consolidated financial statements.

        As of April 30, 1997, warrants to purchase an aggregate of 397,310 shares were outstanding, all of which were exercisable at prices ranging between $3.00 and $5.30 per share. The warrants expire through December 2000.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------

9.  INCOME TAXES

        The provision for income taxes consists of the following:

                                           1997               1996           1995
Provision for income taxes at
  statutory rate                       $(11,282,000)       $ 120,000       $(2,557,000)
Acquisition of in process research
  and development                        10,047,000                          1,940,000
Stock based compensation                     98,000
State income taxes, net of Federal         (995,000)          10,000          (208,000)
  benefit
Expired net operating loss
  carryforwards and change in               582,000
  estimated future benefits
Other                                         7,000            9,000            10,000
Change in valuation allowance             1,543,000         (139,000)          815,000
                                       ------------        ---------      ------------

Provision                              $         --        $      --      $         --
                                       ============        =========      ============

        At April 30, 1997 and 1996, the Company had net deferred tax assets, all of which had been offset by a valuation allowance as follows:

                                                         1997             1996
Net operating loss carryforwards                      $ 7,092,000      $ 4,874,000
Noncash compensation                                      297,000          118,000
General business and research and development              56,000           61,000
credits
Inventory reserve                                          17,000           11,000
Accrued license fee                                        37,000           40,000
Accrued interest                                           27,000
Accrued royalties                                         126,000           25,000
Accrued vacation                                           31,000           13,000
Contract losses                                            92,000           69,000
                                                      -----------      -----------

                                                        7,775,000        5,211,000
Less valuation allowance                               (7,775,000)      (5,211,000)
                                                      -----------      -----------

Net deferred taxes                                    $        --      $        --
                                                      ===========      ===========

        At April 30, 1997, the Company and Peregrine have federal net operating loss carryforwards of $16,926,400 and $2,824,000 and tax credit carryforwards of $60,450 and $41,000, respectively. Due to changes in ownership, there may be limitations on the utilization of the net operating losses and tax credit carryforwards in the future.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------


        The Company's federal net operating loss carryforwards and the tax credit carryforwards expire as follows:

        YEAR OF                NET OPERATING          INVESTMENT TAX           OTHER
       EXPIRATION                 LOSSES                 CREDITS            TAX CREDITS
          1998                  $   263,100              $1,940               $12,700
          1999                      897,300               1,720                41,500
          2000                      343,900               1,920
          2001                      346,800                 670
          2002                      585,600
          2003                      463,300
          2004                    1,652,300
          2005                    1,665,300
          2006                      986,500
          2007                      214,100
          2008                    1,038,200                                    41,000
          2009                    2,102,700
          2010                    2,708,800
          2011                    6,482,500
                                -----------              ------               -------
                                $19,750,400              $6,250               $95,200
                                ===========              ======               =======

TECHNICLONE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)




10.   RELATED PARTY TRANSACTIONS

        Certain stockholders, through their separate businesses, have provided the Company with various legal, accounting and consulting services. A summary of such professional fees for each of the three years in the period ended April 30 are as follows:

                                           1997         1996        1995
Professional fees paid                   $282,123     $377,378    $ 57,500
Professional fees expensed               $266,628     $170,659    $137,300
Professional fees payable at April 30    $ 50,000     $ 65,495    $272,214

11.  BENEFIT PLAN

        During fiscal 1997, the Company adopted a 401(k) benefit plan (Plan) for all employees who are over age 21, work at least 24 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to a maximum of 15% of their compensation or $9,500.

12. RESTATEMENT

        At the March 13, 1997, meeting of the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("SEC") issued an announcement regarding accounting for the issuance of convertible preferred stock and debt securities. The announcement dealt with, among other things, the belief by the SEC staff that any discounts on future conversions of securities are analogous to a dividend and should be recognized as a return to the preferred shareholders. At April 30, 1997, the Company had two classes of securities with future conversion discounts, the Class B Preferred Stock and the Class C Preferred Stock. Both of these securities include conversion features which permit the holders of the preferred stock to convert their holdings to common shares at a discount from the market price of the common stock when converted.

        Subsequent to the issuance of the Company's consolidated financial statements for the year ended April 30, 1997, in conjunction with a review of a Registration Statement on Form S-3 filed by the Company relating to the registration of Common Stock underlying the Class C Preferred Stock, the SEC requested that the Company retroactively apply the accounting suggested in their announcement to the Company's Class B Preferred Stock which was issued in December 1995. Accordingly, the Company's management determined that the financial position presented in consolidated financial statements and footnotes for the years ended April 30, 1996 and 1997 and the unaudited quarters ended January 31, 1996, July 31, 1996, October 31, 1996 and January 31, 1997 should be restated to comply with the SEC's request.

        Under this accounting treatment, the value of the discount has been reflected in the restated consolidated financial statements as additional preferred dividends and has been accreted through the first possible conversion date of the Class B Preferred Stock. The restatement also gives effect to the recognition in the calculations of net income (loss) per share of additional preferred dividends on the Class B Preferred Stock representing the accretion of the issuance discount which had not been

TECHNICLONE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)

previously recognized in the calculation of net income (loss) per share. None of these restatements had any effect on the net income (loss) of the Company or its cash flows.

        A summary of significant effects of the restatement is as follows:


                                                 AS PREVIOUSLY
                                                   REPORTED          AS RESTATED
            Quarter ended January 31, 1996
              Additional paid-in-capital         $ 27,074,668       $ 29,136,161
              Accumulated deficit                $(20,030,372)      $(22,091,865)
              Net loss per share                 $       (.05)      $       (.16)

            Year ended April 30, 1996
              Additional paid-in-capital         $ 27,181,884       $ 33,069,846
              Accumulated deficit                $(17,760,680)      $(23,648,642)
              Net income (loss) per share        $       (.02)      $       (.30)

            Quarter ended July 31, 1996
              Additional paid-in-capital         $ 27,188,979       $ 33,287,990
              Accumulated deficit                $(18,708,944)      $(24,807,955)
              Net loss per share                 $       (.05)      $       (.06)

            Quarter ended October 31, 1996
              Additional paid-in-capital         $ 27,421,226       $ 33,640,133
              Accumulated deficit                $(20,228,975)      $(26,447,882)
              Net loss per share                 $       (.07)      $       (.08)

            Quarter ended January 31, 1997
              Additional paid-in-capital         $ 27,844,204       $ 34,166,616
              Accumulated deficit                $(21,651,841)      $(27,974,253)
              Net loss per share                 $       (.07)      $       (.07)

            Year ended April 30, 1997
              Additional paid-in-capital         $ 65,967,511       $ 72,391,736
              Accumulated deficit                $(50,950,183)      $(57,374,408)
              Net loss per share                 $      (1.55)      $      (1.57)

                                                                SCHEDULE II

TECHNICLONE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997


                                                 BALANCE       CHARGED                         BALANCE
                                                   AT            TO                              AT
                                                BEGINNING     COSTS AND                          END
              DESCRIPTION                       OF PERIOD      EXPENSES       DEDUCTIONS      OF PERIOD
Lower of cost or market inventory reserve       $     --       $ 98,722       $      --        $ 98,722
  for the year ended April 30, 1995

Lower of cost or market inventory reserve       $ 98,722       $237,931       $(310,131)       $ 26,522
  for the year ended April 30, 1996

Lower of cost or market inventory reserve       $ 26,522       $ 98,988       $ (79,885)       $ 45,625
  for the year ended April 30, 1997

Valuation reserve for accounts receivable       $     --       $175,000       $      --        $175,000
  for the year ended April 30, 1996

Valuation reserve for accounts receivable       $175,000       $     --       $      --        $175,000
  for the year ended April 30, 1997