Form 10-Q/A
period 1997-07-31
TECHNICLONE CORP/DE/
filed 1997-10-02
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

(Mark One)

[X] AMENDMENT NO. 1 TO THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

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


                               Page 1 of 27 pages

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

          The following financial statements required to be provided by this
Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report, Form 10-Q:

                                                                                                           Page
                                                                                                           ----
         Consolidated Balance Sheets at April 30, 1997 and July 31, 1997; Restated (unaudited).........     19

         Consolidated Statements of Operations for the periods from May 1, 1996 to July 31, 1996
         restated (unaudited) and from May 1, 1997 to July 31, 1997; Restated (unaudited) .............     21

         Consolidated Statement of Stockholders' Equity for the period from
         April 30, 1997 to July 31, 1997; Restated (unaudited).........................................     22

         Consolidated Statements of Cash Flows for the periods May 1, 1996 to July 31, 1996
         (unaudited) and from May 1, 1997 to July 31, 1997; Restated (unaudited).......................     23

         Notes to Consolidated Financial Statements; Restated (unaudited)..............................     25


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Additional Factors that May Affect Future Results".

RESULTS OF OPERATIONS

         The Company's net loss of $2,270,913 for the quarter ended July 31, 1997 represents an increase of $1,322,649 in comparison to the net loss of $948,264 for the prior year quarter ended July 31, 1996. This increase in the net loss for the quarter ended July 31, 1997 is primarily attributable to a $1,439,259 increase in total costs and expenses which is partially offset by a $116,610 increase in total revenues. The increased loss over the comparable period in the prior year is primarily attributable to increases in activity by the Company associated with the expansion of its facilities, continuation and expansion of the clinical trial activities for LYM-1 (Oncolym(TM)) and TNT antibody technologies and increases in administrative and operational personnel related to increases in clinical trial activities and in preparation for scale-up of the manufacturing process for production of the LYM-1 (Oncolym(TM)) antibodies to be used in Phase III clinical trials. The Company expects to continue to incur losses during the fiscal year ending April 30, 1998 as it further expands the clinical trials for its LYM-1 (Oncolym(TM)) and TNT technologies.

         Revenues for the quarter ended July 31, 1997, increased $116,610, compared to the same period in the prior year. The quarterly increase in revenues is attributable to a $73,893 increase in interest income, a $38,417 increase in rental income, and a $4,300 increase in sales revenue. Interest income increased during the current quarter coinciding with an increased level of cash funds available for investment. Management expects interest income during the remainder of the current year to exceed amounts earned in the prior year due to the increase in cash and short-term investments resulting from the issuance of the 5% Adjustable Convertible Class C Preferred Stock in April 1997. Rental income increased as a result of the Company's purchase of a second building in October 1996, that is partially leased to tenants. Product sales increased in the current quarter compared to the quarter ended July 31, 1996 due to shipments of LYM-1 (Oncolym(TM)) used in the Phase II/III clinical trials. Management expects revenues from the sales of antibodies to increase during the remainder of the fiscal year ending April 30, 1998 as the Company continues to ship its LYM-1 (Oncolym(TM)) antibody for use in the Phase II/III clinical trials.

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

         The increase in cost of sales was due to the increase in sales of antibodies associated with the LYM-1 (Oncolym(TM)) Phase II/III clinical trials. The increase in research and development expenses resulted primarily from increased payroll costs associated with the hiring additional management and staff personnel and increased material costs to facilitate the expansion of clinical trial activities for LYM-1 (Oncolym(TM)) and to continue final development of the TNT technologies in preparation for the filing of two Investigational New Drug Applications (IND's) for U.S. Phase I/II clinical trials. Research and development expenses also increased as a result of expenses associated with patents and various sponsored research agreements related to Vascular Targeting Agents (VTA) technologies, which were related to the acquisition of Peregrine Pharmaceuticals, Inc. in April 1997.

         The increase in general and administrative expenses during the quarter ended July 31, 1997, resulted primarily from increased payroll and related costs associated with the hiring of new personnel, costs associated with the directors and officers liability insurance coverage obtained during August 1996, increased travel costs and an increase in stock-based compensation expense. The increase in the number of personnel and increased travel costs were required to facilitate the expansion of the Company's development and clinical trial activities and to facilitate expansion of European development activities. The increase in interest expense of $24,103 is due to a higher level of interest bearing debt outstanding during the current quarter as a result of the purchase of the Company's second building in October 1996. Original borrowings for the second facility amounted to $1,020,000.

         Management believes that research and development costs as well as expenses associated with clinical trials may continue to increase as the Company's continues to expand its clinical trial activities and increases production of the LYM-1 (Oncolym(TM)) antibodies for the expanded Phase II/III LYM-1 (Oncolym TM) clinical trials.

         The Company began Phase II/III testing in multi-center clinical trials of the LYM-1 (Oncolym(TM)) antibody in late stage non-Hodgkins lymphoma patients. The clinical trials are being sponsored by Alpha Therapeutic Corporation ("Alpha"), a wholly owned subsidiary of Green Cross

Corporation. The clinical trials are being held at participating medical centers including M.D. Anderson, The Cleveland Clinic, Cornell University (N.Y.C.), George Washington University and University of Cincinnati. Alpha completed the patient imaging portion of the Phase III trial and submitted the final imaging and dosimetry data reports to the FDA in August 1997. Alpha has scheduled a meeting with the FDA for October 28, 1997, to discuss expansion of the Phase II/III trial to include additional trial sites and to discuss certain requested protocol changes for patient selection and treatment during the remainder of the expanded Phase II/III trial. Following the completion of the clinical trials, the Company expects Alpha to file an application with the FDA to market LYM-1 (Oncolym(TM)) in the United States.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1997, the Company had $10,460,630 in cash and short-term investments and working capital of $8,629,786 compared to $12,228,660 in cash and short-term investments and working capital of $10,618,012 at April 30, 1997. Although management believes that the Company's cash and short term investments are sufficient to sustain its operations through at least July 31, 1998, historically the Company has experienced significant losses and negative cash flows from operations and had an accumulated deficit of $60,784,487 at July 31, 1997. The Company expects that it will continue to experience negative cash flows as it increases activities associated with the Phase II/III clinical trials for LYM-1 (Oncolym(TM)) and activities associated with its research, development and clinical trials for its Tumor Necrosis Therapy ("TNT") and other technologies. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials. The Company must raise additional capital in the future to sustain its research and development efforts and to provide for future clinical trials. Although management expects to receive additional funding in the future, there can be no assurance that funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and it could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations.

COMMITMENTS

         The Company is currently negotiating with Alpha Therapeutic Corporation concerning Techniclone's increased participation in the development of LYM-1 (Oncolym(TM)). The negotiations include the possibility of Techniclone acquiring Alpha's LYM-1 (Oncolym(TM)) marketing rights and clinical data and Alpha's cooperation in the ongoing clinical trial, in exchange for a series of fixed dollar payments and royalties on sales through a specified time period.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         FLUCTUATION OF FUTURE OPERATING RESULTS. Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include worldwide economic and political conditions and industry specific factors. If the Company is to remain competitive and to timely develop and produce commercially viable products at competitive prices in a timely manner, it must maintain access to external financing sources until it can generate revenue from licensing transactions or sales of products. The Company's ability to obtain financing and to manage its expenses and cash depletion rate (the "burn rate") is the key to the Company's continued development of product candidates and the completion of ongoing clinical trials. The Company expects that its burn rate will vary substantially on a quarter to quarter basis as it funds non-recurring items associated with clinical trials, product development, executive search firm fees and various consulting fees. The Company has limited experience with clinical trials and if the Company encounters unexpected difficulties with its operation or clinical trials, it may have to expend additional funds which would increase its burn rate.

         EARLY STAGE OF DEVELOPMENT. Since its inception, the Company has been engaged in the development of drugs and related therapies for the treatment of people with cancer. The Company's product candidates are generally in early stages of development, with only one product candidate in a clinical trials. Revenues from product sales have been insignificant and through-out the Company's history there has been minimal revenues from product royalties. Additionally, product candidates resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next year. No assurance can be given that the Company's product development efforts, including clinical trials, will be successful, that required regulatory approvals for the indications being studied can be obtained, that its product candidates can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed.

         NEED FOR ADDITIONAL CAPITAL. At July 31, 1997, the Company had approximately $10,461,000 in cash, cash equivalents and short-term investments. The Company currently has commitments to expend approximately $500,000 for building improvements, equipment, furniture and fixtures. The Company expects these expenditures to increase in the future as the Company's scale up for pilot production continues and its development of other technologies increases. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. Whether or not the Company becomes more active in managing the LYM-1 (Oncolym(TM)) clinical trial, the Company expects that the monthly negative cash flow will increase as a result of increased activities in connection with the Phase II/III clinical trials for LYM-1 (Oncolym(TM)) and as a result of significantly increased research, development and clinical trial costs associated with the Company's other products, including Tumor Necrosis Therapy ("TNT") and Vascular Targeting Agents ("VTA"). As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain research and development and provide for future clinical trials. The Company must raise additional funds either through equity or debt placements or through licensing arrangements in order to continue its operations until it is able to generate sufficient additional revenue from the sale and/or additional licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research and development of the Company's additional product candidates. The Company is discussing the possibility of potential licensing arrangements with various companies and is discussing the possibility of raising additional funds with various investment banking firms and private investors, but as of September 25, 1997, the Company had not entered into any firm commitments for additional funds. If the initial results from the Phase II/III clinical trials of LYM-1 (Oncolym(TM)) are poor, then management believes that such results will have a material adverse effect upon the Company's ability to raise additional capital, which will affect the Company's ability to continue a full-scale research and development effort for its antibody technologies. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. If the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing there would be a material adverse effect on the Company's business, financial position and results of operations.

         To conduct clinical trials on a timely basis, obtain regulatory approval and be commercially successful, the Company must be able to scale up its manufacturing processes and be in compliance with regulatory requirements for its product candidates, either directly or through third parties, so that such product candidates can be manufactured in a pilot product run and ultimately in commercial quantities. Although the Company has produced its product candidates in the laboratory and in limited clinical runs, the Company has not scaled up its production process to manufacture pilot production runs. As the Company's first product, LYM-1 (Oncolym(TM)) moves closer to finishing the clinical trial process for FDA approval, the Company must scale its production process to pilot production levels so that it or a contract manufacturer can produce the product in commercial quantities. To meet FDA requirements, the Company's manufacturing process must be scaleable. The Company anticipates that the scale up of its LYM-1 (Oncolym(TM)) product to pilot production will cost at least two million dollars and that, if the Company were to commercially manufacture the product, it will have to expend an additional six to ten million dollars to build and validate a production facility which complies with "current good manufacturing practices" ("CGMP"). Accordingly, once the Company's scale up to pilot production is complete, the Company believes it can successfully negotiate an agreement with a contract manufacturer to have LYM-1 (Oncolym(TM)) produced on a "per run basis" thereby deferring or eliminating the significant expenditure (six to ten million dollars) which it estimates is required to build and validate a CGMP production facility. The Company anticipates that production of its products in commercial quantities will create technical and financial challenges for the Company. The Company has limited manufacturing experience, and no assurance can be given as to the ultimate performance of the Company's ability to scale its manufacturing, the suitability of the Company's present facility for pilot production or commercial production, the Company's ability to make a successful transition to commercial production or the Company's ability to reach an acceptable agreement with a contract manufacturer to produce LYM-1 (Oncolym(TM)) or the Company's other product candidates in clinical or commercial quantities. The failure of the Company to scale its manufacturing for pilot or commercial production or to obtain a contract manufacturer could have a material adverse effect on the Company's business, financial position and results of operations.

         ANTICIPATED FUTURE LOSSES. The Company has experienced significant losses since inception. As of July 31, 1997, the Company's accumulated deficit was approximately $60,784,000. The Company expects to incur significant additional operating losses in the future and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. All of the Company's products are in development, preclinical studies or clinical trials, and significant revenues have not been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate significant product revenues for at least the next few years. There can be no assurance that the Company will ever generate significant product revenues which are sufficient to become profitable or to sustain profitability.

         SHARES ELIGIBLE FOR FUTURE SALE; DILUTION; CONTROL. A precipitous decline in the market price of the Company's Common Stock may lead to very substantial dilution to current holders of the Common Stock. Both the Class B Convertible Preferred Stock ("Class B Preferred Stock") and the Class C Preferred Stock provide that the conversion of such shares of preferred stock into shares of the Company's Common Stock issued or issuable shall be at the lower of a conversion cap or a conversion price indexed to the market price of the Common Stock at the time of conversion. On conversion of the Class B Preferred Stock and the Class C Preferred Stock, all of such shares of Common Stock which are issued may be freely tradable. Sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of the Common Stock and, depending upon the then current market price of the Common Stock, increase the risks associated with the possible conversion of the Preferred Stock.

         If all of the outstanding shares of Class B Preferred Stock and the Class C Preferred Stock are converted on the last day that they may be converted, and all outstanding warrants are exercised and converted prior to their expiration then, assuming the Company's Common Stock has a stock price of $3.9375 on the date of such conversion, approximately 8,411,000 additional shares of Common Stock could become freely tradable without restriction under the Securities Act. Of the 8,411,000 shares, 7,212,000 will be issued on the conversion of the Class C Preferred Stock and Warrants and 1,199,000 shares of the 8,411,000 shares of Common Stock which are issuable, will be issued on the conversion of the Class B Preferred Stock and Warrants.

         Of the 7,212,000 shares of the Company's Common Stock that would be issuable to the holders of the Class C Preferred Stock, approximately 5,353,000 are issuable as a result of the conversion of the shares of Class C Preferred Stock including all shares of Class C Preferred Stock paid as a dividend, 417,000 are issuable as a result of the placement agent exercising its warrants and 1,442,000 are issuable as a result of the exercise of the Conversion Warrants. All of the 7,212,000 additional shares of Common Stock could become freely tradable without restriction under the Securities Act if all of the shares of Class C Preferred Stock are converted and the conversion Warrants related thereto are exercised on the last conversion date.

         The shares of Class C Preferred Stock will be converted into shares of Common Stock at a discount from the average of the lowest market trading price for the five days preceding conversion ("Conversion Price"). The Selling Stockholders may begin converting the shares of Class C Preferred Stock on September 25, 1997. If any shares of Class C Preferred Stock are converted on or after September 25, 1997, but prior to November 25, 1997, the discount from Market Price is 0.0%, if any shares of Class C Preferred Stock are converted on or after November 25, 1997 but prior to January 25, 1998, the discount from Market Price is 13%, if any shares of Class C Preferred Stock are converted on or after January 25, 1998, but prior to March 25, 1998, the discount from Market Price is 20%, if any shares of Class C Preferred Stock are converted on or after March 25, 1998, but prior to May 25, 1998, the discount from Market Price is 22.5%, if any shares of Class C Preferred Stock are converted on or after May 25, 1998 but prior to July 25, 1998, the discount from Market Price is 25%, if any shares of Class C Preferred Stock are converted on or after July 25, 1998, the discount from Market Price is 27%.

         At any date prior to March 24, 1998, the Conversion Price for any share of Class C Preferred Stock shall be the discount from Market Price set forth in the preceding paragraph. At any date after March 24, 1998, the Conversion Price shall be the lower of (i) the Conversion Price calculated in accordance with the paragraph set forth above or (ii) the average of the closing prices of the Common Stock for the thirty (30) trading days including and immediately preceding March 24, 1998 (such average being the "Conversion Cap").

         If after July 25, 1998, the market price of the Common Stock is below $3.9375 per share at the time(s) of conversion, the effective conversion price(s) of the Class C Preferred Stock issued will be lower than $2.88 per share (the market price less the applicable discount) assumed for purposes of these calculations, resulting in the issuance of more Common Stock upon conversion of the Class C Preferred Stock.

         Of the 1,199,000 shares reserved for issuance pursuant to the Class B Preferred Stock, approximately 932,000 shares of Common Stock are issuable upon conversion of currently outstanding Class B Convertible Preferred Stock ("Class B Preferred Stock") and approximately 267,000 shares of Common Stock are issuable upon the exercise of the warrants related thereto.

         In the event of a dissolution or liquidation of the Company, the holders of the Class C Preferred Stock are entitled to a liquidation or preference of $1,000 plus accrued dividends. Upon the occurrence of certain specified events, the holders of the Class C Preferred Stock may force a redemption of the Class C Preferred Stock. The Company may elect in its redemption notice to redeem the Preferred Stock either in cash or in Common Stock. For purposes of redemption, the value of the Common Stock will be 73% of the average of the lowest market trading price for five consecutive days during the period beginning on the date of the redemption notice and ending on the redemption date.

         The Class B Preferred Stock has a mandatory conversion date of December 29, 1998, and the warrants related thereto have an expiration date as of December 28, 2000. If the market price of the Common Stock is below $3.61 per share at the time of conversion of the Class B Preferred Stock, the effective conversion price of the Class B Preferred Stock issued will be lower than the conversion cap of $3.06875, resulting in the issuance of more shares of Common Stock upon the conversion of the Class B Preferred Stock. The conversion price for the Class B Preferred Stock is the lower of (i) $3.06875, which was the average closing bid price for the Company's Common Stock for the five (5) trading days ending on December 8, 1995 and the closing price on December 5, 1995, the date the Company agreed to proceed with the offering of the Class B Preferred Stock, or (ii) 85% of the closing bid price for the Company's Common Stock for the five trading days immediately preceding the date of the conversion. The number of shares of Common Stock issued upon conversion of each share of Class B Preferred Stock is determined by (i) taking ten percent (10%) of One Thousand Dollars ($1,000) pro-rated on the basis of a 365 day year, by the number of days between December 29, 1995 and the date of conversion plus
(ii) One Thousand Dollars ($1,000), (iii) divided by the conversion price.

         The Class B Preferred Stock has a liquidation preference over the Company's Common Stock. This liquidation preference is $1,000 per share of Class B Preferred Stock plus 10% per annum pro-rated through any liquidation date.

         During the years ended April 30, 1996 and 1997, 1,400 and 4,600 shares respectively, of Class B Preferred Stock were converted at the election of the holder to common stock. In connection with these conversions, the Company issued 469,144 and 1,587,138 shares, respectively, of common stock. As of

September 25, 1997, 2,200 shares of Class B Convertible Preferred Stock with a liquidation preference of approximately $2,583,000 remain outstanding. If converted on September 25, 1997, these 2,200 shares would have been convertible into approximately 960,000 shares of Common Stock. If the warrants associated with the Class B Preferred Stock were also exercised on September 25, 1997, approximately 267,000 additional shares of Common Stock would have been issued.

         If all of the shares of Class B Preferred Stock were converted and the warrants associated therewith were exercised and if all of the shares of Class C Preferred Stock were converted and the Conversion Warrants exercised on September 25, 1997, the Company would have issued approximately 6,522,275 shares of Common Stock, of which amount approximately 1,227,000 shares of Common Stock would be attributable to the conversion of the Class B Preferred Stock and the exercise of the warrants applicable thereto and approximately 5,295,000 shares of Common Stock would be attributable to the conversion of the Class C Preferred Stock, the exercise of the placement agent warrants and the Conversion Warrants.

         During the past year, the Company's Common Stock has traded as low as $2.88 per share and as high as $7.19 per share. If all of the shares of the Class C Preferred Stock were converted and the warrants applicable thereto were exercised when the Company Stock was at its low and the maximum discount was in effect then approximately 7,997,000 additional shares of Common Stock would be issued. If all of the shares of the Class C Preferred Stock were converted and the placement agent warrants applicable thereto and the Conversion Warrants were exercised when the Common Stock was at its high and the maximum discount was in effect then approximately 3,203,000 additional shares would be issued. If all of the shares of the Class B Preferred Stock were converted and the warrants applicable thereto were exercised when the Company Stock was at its low then approximately 1,055,000 additional shares of Common Stock would be issued. It is assumed that the Warrants would not be exercised at the low since the exercise price exceeds the market price. If all of the shares of the Class B Preferred Stock were converted and the warrants applicable thereto exercised when the Common Stock was at its high then approximately 1,110,000 additional shares would be issued.

         In addition to the warrants set forth above, the Company has outstanding warrants to issue 130,100 shares of stock at prices ranging from $3.00 to $5.30. The warrants expire as follows: 30,000 warrants expire on or before April 30, 1998, 10,000 on December 31, 1999 and 90,100 on December 18, 2000. In connection with its search for a chief executive officer, the Company has committed to grant warrants for a maximum of 60,000 shares. Such grant is dependent on the success and the conclusion date of the search. The Company has granted options to purchase 4,544,750 shares of Common Stock pursuant to its stock option plans.

         STOCK PRICE FLUCTUATIONS AND LIMITED TRADING VOLUME. The Company's participation in the highly competitive biotechnology industry often results in significant volatility in the market price of the Company's Common Stock. Also, at times there is a limited trading volume in the Company's Common Stock. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of biotechnology products and economic and other external factors, as well as period-to-period fluctuations in financial results may have a significant impact on the market price of the Company's Common Stock. The volatility in the stock price and limited trading volume are significant risks investors should consider. As noted in the Section entitled SHARES ELIGIBLE FOR FUTURE SALE; DILUTION; CONTROL, the Company could issue in excess of 8,000,000 additional shares of Common Stock if the market price of the Common Stock is approximately $3.9375 per share and the Preferred Stock and the Warrants related thereto are converted and exercised on the last day they may be converted and exercised. If the price of the Common Stock declines and the holders of the Preferred Stock convert when the price is low, the Company will be required to issue a substantial amount of additional shares as both the Class B Convertible Preferred Stock ("Class B Preferred Stock") and the Class C Preferred Stock provide that the conversion of such shares of preferred stock into shares of the Company's Common Stock issued or issuable shall be at the lower of a conversion cap or a conversion price indexed to the market price of the Common Stock at the time of conversion. If the holders of the Preferred Stock converted and attempted to sell all or a significant portion of the shares of Common Stock in the open market, this could cause a severe depression of the market price for a share of the Company's Common Stock.

         MAINTENANCE CRITERIA FOR NASDAQ SECURITIES. The National Association of Securities Dealers, Inc. ("the NASD"), which administers Nasdaq, recently made changes in the criteria for continued Nasdaq eligibility on the Nasdaq SmallCap Market. In order to continue to be included in Nasdaq, the Company must maintain $2 million in tangible net assets, public float of 500,000 shares with a $1,000,000 market value of its public float and $1 million in total capital and surplus. In addition, continued inclusion requires two market-makers, at least 300 holders of the Common Stock and a minimum bid price of $1 per share; provided, however, that if the Company falls below such minimum bid price, it will remain eligible for continued inclusion in Nasdaq if the market value of the public float is at least $1 million and the Company has $2 million in capital and surplus. The Company's failure to meet these maintenance criteria in the future may result in the discontinuance of the inclusion of its securities in Nasdaq. In such event, the Company would become subject to the "penny stock" rules and trading, if any, in the Company's Common Stock would then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets." As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the securities.

         INTENSE COMPETITION. The biotechnology industry is intensely competitive and changing rapidly. Substantially all of the Company's existing competitors have greater financial resources, larger technical staff, and larger research budgets than the Company and greater experience in developing products and running clinical trials. Two of the Company's competitors, Idec Pharmaceuticals Corporation ("Idec") and Coutler Pharmaceuticals, Inc. ("Coulter"), each have a lymphoma antibody which, while indicated for a different stage of the disease, may compete with the Company's LYM-1 (Oncolym(TM)) product. The Company believes that both Idec and Coulter will be marketing their respective lymphoma products prior to the time the LYM-1 (Oncolym(TM)) product receives marketing approval. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial position and results of operations. There can be no assurance that these competitors will not be able to raise substantial funds and to employ these funds and their other resources to develop products which compete with the Company's other product candidates.

         TECHNOLOGICAL UNCERTAINTY. The Company's future success will depend significantly upon its ability to develop and test workable products for which the Company will seek FDA approval to market to certain defined groups. A significant risk remains as to the technological performance and commercial success of the Company's technology and products. The products currently under development by the Company will require significant additional laboratory and clinical testing and investment over the foreseeable future. The significant research, development, and testing activities, together with the resulting increases in associated expenses, are expected to result in operating losses for the foreseeable future. Although the Company is optimistic that it will be able to successfully complete development of one or more of its products, there can be no assurance that (i) the Company's research and development activities will be successful; (ii) any proposed products will prove to be effective in clinical trials; (iii) the Company's product candidates will not cause harmful side effects during clinical trials; (iv) the Company's product candidates may take longer to progress through clinical trials than has been anticipated; (v) the Company's product candidates may prove impracticable to manufacture in commercial quantities at a reasonable cost and/or with acceptable quality; (vi) the Company will be able to obtain all necessary governmental clearances and approvals to market its products; (vii) the Company's product candidates will prove to be commercially viable or successfully marketed; or (viii) that the Company will ever achieve significant revenues or profitable operations. In addition, the Company may encounter unanticipated problems, including development, manufacturing, distribution and marketing difficulties. The failure to adequately address such difficulties could have a material adverse effect on the Company's business, financial position and results of operations.

         The results of initial preclinical and clinical testing of the products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. The Company's clinical data gathered to date with respect to its LYM-1 (Oncolym(TM)) antibody are primarily from a Phase II dose escalation trial which was designed to develop and refine the therapeutic protocol, to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with a radiolabeled antibody. Further, the data from this Phase II dose escalation trial were compiled from testing conducted at a single site and with a relatively small number of patients. Substantial additional development and clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this potential product. There can be no assurance that clinical trials of the LYM-1 (Oncolym(TM)) or other product candidates under development will demonstrate the safety and efficacy of such products to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of LYM-1 (Oncolym(TM)) or any other therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company's business, financial condition and results of operations.

         LIMITED CONTROL OF CLINICAL TRIALS. A Phase II/III clinical trial for the Company's LYM-1 (Oncolym(TM)) antibody is being conducted by Alpha. As a result of Alpha being in charge of the clinical trial, the Company has limited control over the LYM-1 (Oncolym(TM)) clinical trial. In August 1997, the Company commenced negotiations with Alpha to increase its participation in the LYM-1 (Oncolym(TM)) clinical trial. Discussions and negotiations between the Company and Alpha are continuing. While the Company is attempting to reach an agreement with Alpha which would allow the Company to increase its participation in the LYM-1 (Oncolym(TM)) clinical trial, no assurance can be given that the Company will be able to negotiate any modification to the existing agreement with Alpha on acceptable terms, or at all, or that the Company will have any increased participation or input in the progress of the clinical trial.

         UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS. The Company has limited experience in conducting clinical trials, but it believes that the clinical trials will be costly. The rate of completion of the Company's clinical trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company. The Company cannot assure that patients enrolled in the Company's clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with the United States Food and Drug Administration ("FDA") regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA. Any suspension or delay of any of the clinical trials could have a material adverse effect on the Company's business, financial condition and results of operations.

         LENGTHY REGULATORY PROCESS; NO ASSURANCE OF REGULATORY APPROVALS. The testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of the Company's proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, the Company believes that its products will be regulated by the FDA as biologics. Manufacturers of biologics may also be subject to state regulation.

         The steps required before a biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an Investigational New Drug application ("IND") for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a Product License Application ("PLA") or a Biologics License Application ("BLA"), (v) the submission to the FDA of an Establishment License Application ("ELA"), (vi) FDA review of the ELA and the PLA or BLA, and (vii) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with CGMP. The testing and approval process requires substantial time, effort, and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

         The results of preclinical studies and clinical studies, together with detailed information on the manufacture and composition of a product candidate, are submitted to the FDA in the form of a PLA or BLA requesting approval to market the product candidate. Before approving a PLA or BLA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the marketing of the product candidate unless CGMP compliance is satisfactory. The FDA may deny a PLA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any PLA or BLA submitted by the Company will be granted on a timely basis or at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

         Both before and after approval is obtained, violations of regulatory requirements, including the preclinical and clinical testing process, the PLA or BLA review process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusing to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or license holder. For example, license holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to CGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with CGMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain CGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's product candidates.

         The Company will also be subject to a variety of foreign regulations governing clinical trials and sales of its products. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. At least initially, the Company intends, to the extent possible, to rely on foreign licensees to obtain regulatory approval for marketing its products in foreign countries.

         SINGLE SOURCE OF RADIOLABELING SERVICES. The Company procures its radiolabeling services from Mills Biopharmaceuticals, Inc. The Company has negotiated contracts with two other radiolabeling companies and continues to negotiate with other companies to provide radiolabeling services for its antibodies and expects to have additional sources for radiolabeling its antibody in late-1997. There can be no assurance that these additional suppliers will be able to qualify their facilities, label and supply antibody in a timely manner, if at all, or that governmental clearances will be provided in a timely manner, if at all, and that clinical trials will not be delayed or disrupted as a result. While the Company is developing additional suppliers of these services, it expects to rely on its current supplier for all or a significant portion of its requirements for the LYM-1 (Oncolym(TM)) antibody for the foreseeable future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the I131 radioisotope. Accordingly, any change in the Company's existing or planned contractual relationships with, or interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market the LYM-1 (Oncolym(TM)) antibody, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

         HAZARDOUS AND RADIOACTIVE MATERIALS. The manufacturing and use of the Company's LYM-1 (Oncolym(TM)) requires the handling and disposal of I131. The Company is relying on its current contract manufacturer, Mills Biopharmaceuticals, Inc ("MBI"), to radiolabel its LYM-1 Antibody with I131 and to comply with various state and federal regulations regarding the handling and use of radioactive materials. Violation of these state and federal regulations by MBI or a clinical trial site could delay significantly completion of such trials. Violations of safety regulations could occur with this manufacturer, and, therefore, there is a risk of accidental contamination or injury. The Company could be held liable for any damages that result from such an accident, contamination or injury from the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may incur substantial costs to comply with environmental regulations. In the event of any such noncompliance or accident, the supply of LYM-1

(Oncolym(TM)) for use in clinical trials or commercially could be interrupted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION. The Company intends to sell its products in the United States and internationally in collaboration with marketing partners. The Company has a development and marketing agreement with Alpha for LYM-1 (Oncolym(TM)). At the present time, Alpha does not have a sales force to market LYM-1 (Oncolym(TM)). If and when the FDA approves LYM-1 (Oncolym(TM)), the marketing of LYM-1 (Oncolym(TM)) will be contingent upon Alpha recruiting, training and deploying a sales force. As noted in the paragraph entitled LIMITED CONTROL OF CLINICAL TRIALS, the Company has been negotiating with Alpha to increase its participation in the clinical trials. To date no agreement has been reached, but the parties continue to discuss the situation. The Company does not possess the resources and experience necessary to market either LYM-1 (Oncolym(TM)) or its other product candidates. The Company has no arrangements for the distribution of its other product candidates, and there can be no assurance that the Company will be able to enter into any such arrangements in a timely manner or on commercially favorable terms, if at all. If the Company is successful in obtaining FDA approval for one of its other product candidates the Company's ability to market the product will be contingent upon it either licensing or entering into a marketing agreement with a large company or upon it recruiting, developing, training and deploying its own sales force. Development of an effective sales force requires significant financial resources and time. There can be no assurance that the Company or Alpha will be able to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for the Company's product candidates.

         UNCERTAINTY OF MARKET ACCEPTANCE. Even if the Company's products are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that the Company's products will be commercially successful. If the Company's most advanced product, LYM-1 (Oncolym(TM)) is approved, it would represent a significant departure from currently approved methods of treatment for Non-Hodgkin's lymphoma. Accordingly, LYM-1 (Oncolym(TM)) may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of LYM-1 (Oncolym(TM)) in the treatment of Non-Hodgkin's lymphoma. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy, rather than new alternative therapies. Market acceptance also could be affected by the availability of third party reimbursement. Failure of LYM-1 (Oncolym(TM)) to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

         PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secret and orphan drug designation. The Company holds several United States patent(s), United States patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications owned by other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. The patent position worldwide of biotechnology companies in relation to proprietary products is highly uncertain and involves complex legal and factual questions. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the Company may have to participate in interference proceedings if declared by the United States Patent and Trademark Office to determine priority of inventions, which typically take several years to resolve and could result in substantial costs to the Company.

         A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody field, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to those of the Company. To date, no consistent policy has emerged regarding the breadth of claims allowed in biopharmaceutical patents. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued that would have an adverse effect on the Company's ability to market any product which it develops. Accordingly, the Company expects that commercializing monoclonal antibody-based products may require licensing and/or cross-licensing of patents with other companies in this field. There can be no assurance that the licenses, which might be required for the Company's processes or products, would be available, if at all, on commercially acceptable terms. The ability to license any such patents and the likelihood of successfully contesting the scope or validity of such patents are uncertain and the costs associated therewith may be significant. If the Company is required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, the Company's ability to manufacture its products would be materially adversely affected.

         The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

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

         The Company's ability to successfully commercialize its product candidates will depend in part on the extent to which appropriate reimbursement codes and authorized cost reimbursement levels of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). The Health Care Financing Administration ("HCFA"), the agency responsible for administering the Medicare program, sets requirements for coverage and reimbursement under the program, pursuant to the Medicare law. In addition, each state Medicaid program has individual requirements that affect coverage and reimbursement decisions under state Medicaid programs for certain health care providers and recipients. Private insurance companies and state Medicaid programs are influenced, however, by the HCFA requirements.

         There can be no assurance that any of the Company's product candidates, once available, will be included within the then current Medicare coverage determination. In the absence of national Medicare coverage determination, local contractors that administer the Medicare program, within certain guidelines, can make their own coverage decisions. Favorable coverage determinations are made in those situations where a procedure falls within allowable Medicare benefits and a review concludes that the service is safe, effective and not experimental. Under HCFA coverage requirements, FDA approval for marketing will not necessarily lead to a favorable coverage decision. A determination will still need to be made as to whether the product is reasonable and necessary for the purpose used. In addition, HCFA has proposed adopting regulations that would add cost-effectiveness as a criterion in determining Medicare coverage. Changes in HCFA's coverage policy, including adoption of a cost-effective criterion could have a material adverse effect on the Company.

         Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs may all result in lower prices for the Company's product candidates than it expects. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially adversely affect the Company's ability to operate profitably.

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

         FORWARD-LOOKING STATEMENTS. Based on current expectations, this prospectus and the Company's Annual Report on Form 10-K or Form 10-K/A Amendment No. 1 and its quarterly and periodic reports contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth above, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture its products; competitive conditions within the industry may change adversely; upon development of the Company's products, demand for the Company's products may weaken; the market may not accept the Company's products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures, and (ii) obtaining new sources of external financing prior to the expiration of existing support arrangements or capital. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's business, financial position and results of operations.

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


                                                 TECHNICLONE CORPORATION


                                                 By:  /s/ LON H. STONE
                                                     ---------------------------
                                                          Lon H. Stone


                                                 By:  /s/ WILLIAM V. MODING
                                                     ---------------------------
                                                          William V. Moding

                             TECHNICLONE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         APRIL 30,       JULY 31,
                                                           1997           1997
                                                       ------------   -------------
                                                         Restated        Restated
                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                              $ 12,228,660   $  8,500,657
Short-term investments                                                   1,959,973
Other receivables                                           360,448         98,402
Inventories, net                                            172,162        186,977
Prepaid expenses and other current assets                    20,138         65,224
                                                       ------------   ------------

         Total current assets                            12,781,408     10,811,233

PROPERTY:
Land                                                      1,050,510      1,050,510
Buildings and improvements                                3,350,916      3,350,916
Laboratory equipment                                      1,579,300      1,766,705
Furniture and fixtures                                      396,225        533,521
Construction-in-progress                                                   255,880
                                                       ------------   ------------
                                                          6,376,951      6,957,532
Less accumulated depreciation and amortization           (1,038,619)    (1,170,338)
                                                       ------------   ------------
Property, net                                             5,338,332      5,787,194

OTHER ASSETS:
Patents, net                                                178,815        173,541
Note receivable from officer and shareholder                356,914        363,089
Other                                                        46,001         94,316
                                                       ------------   ------------

         Total other assets                                 581,730        630,946
                                                       ------------   ------------

                                                       $ 18,701,470   $ 17,229,373
                                                       ============   ============

See accompanying notes to consolidated
financial statements

                             TECHNICLONE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      APRIL 30,       JULY 31,
                                                                        1997            1997
                                                                   -------------   ------------
                                                                      Restated        Restated
                                                                                    (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                                   $    707,504    $    590,420
Accrued legal and accounting fees                                       385,500         269,534
Accrued payroll and related costs                                       162,487         167,397
Accrued royalties and sponsored research                                339,560         465,295
Reserve for contract losses                                             248,803         216,306
Accrued license termination fee                                         100,000         100,000
Accrued interest                                                         72,844          72,844
Current portion of long-term debt                                        76,527         103,886
Other current liabilities                                                70,171         195,765
                                                                   ------------    ------------

         Total current liabilities                                    2,163,396       2,181,447

LONG-TERM DEBT                                                        1,970,065       2,018,893

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; authorized 5,000,000 shares:
    Class B convertible preferred stock, shares outstanding --
      April 30, 1997 and July 31, 1997, 2,200 shares;
      (liquidation preference of $2,552,603 at July 31, 1997)                 2               2
    Class C convertible preferred stock, shares outstanding --
      April 30, 1997 and July 31, 1997, 12,000 shares;
      (liquidation preference of $12,159,454 at July 31, 1997)               12              12
  Common stock - $.001 par value; authorized 50,000,000 shares;
    outstanding -- April 30, 1997, 27,248,652 shares;
    July 31, 1997, 27,398,631 shares                                     27,249          27,399
  Additional paid-in capital (Note 8)                                72,391,736      74,262,689
  Accumulated deficit (Note 8)                                      (57,374,408)    (60,784,487)
                                                                   ------------    ------------
                                                                     15,044,591      13,505,615
    Less notes receivable from sale of common stock                    (476,582)       (476,582)
                                                                   ------------    ------------

       Total stockholders' equity                                    14,568,009      13,029,033
                                                                   ------------    ------------

                                                                   $ 18,701,470    $ 17,229,373
                                                                   ============    ============

See accompanying notes to consolidated
financial statements

                             TECHNICLONE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           THREE MONTHS ENDED
                                     ------------------------------
                                       JULY 31,          JULY 31,
                                         1996             1997
                                     ------------      ------------
                                       Restated          Restated
REVENUES:
Net product sales and royalties      $         --      $      4,300
Interest and other income                  86,302           198,612
                                     ------------      ------------
  Total revenues                           86,302           202,912

COSTS AND EXPENSES:
Cost of sales                                                 4,300
Research and development                  578,122         1,324,107
General and administrative:
  Unrelated entities                      376,215         1,064,804
  Affiliates                               55,255            31,537
Interest                                   24,974            49,077
                                     ------------      ------------
  Total costs and expenses              1,034,566         2,473,825
                                     ============      ============
Net loss before preferred
  stock accretion and dividends      $   (948,264)     $ (2,270,913)

Preferred stock accretion
  and dividends:
  Imputed dividends for Class B
    Convertible Preferred Stock          (211,049)          (85,083)
  Accretion of Class C
    Preferred Stock Discount                               (832,192)
  Imputed dividends for Class C
    Convertible Preferred Stock                            (221,891)
                                     ------------      ------------
Net Loss Applicable to
  Common Stock (Note 2)              $ (1,159,313)     $ (3,410,079)
                                     ============      ============
Weighted Average Shares
  Outstanding (Note 2)                 20,686,817        27,360,223
                                     ============      ============
Net Loss per Share (Note 2)          $       (.06)     $      (0.12)
                                     ============      ============



See accompanying notes to consolidated
financial statements

                             TECHNICLONE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                              NOTES
                                                                                                            RECEIVABLE
                                PREFERRED STOCK           COMMON STOCK        ADDITIONAL                       FROM
                              -------------------     ---------------------    PAID-IN      ACCUMULATED      SALE OF
                              SHARES       AMOUNT       SHARES      AMOUNT     CAPITAL        DEFICIT         STOCK        TOTAL
                              ------       ------     ----------    -------  -----------   -------------    ----------  -----------
                                                                               Restated       Restated
BALANCE  AT APRIL 30, 1997
   Restated                   14,200        $14       27,248,652    $27,249  $72,391,736   $(57,374,408)    $(476,582)  $14,568,009

Common stock issued
upon exercise of stock
options                                                    6,000          6        5,994                                      6,000

Common stock issued
for cash                                                 143,979        144      549,856                                    550,000

Stock-based compensation
                                                                                 175,937                                    175,937

Accretion of Class C
preferred stock discount                                                         832,192       (832,192)

Accretion of Class B and
Class C preferred stock
dividends                                                                        306,974       (306,974)

Net loss                                                                                     (2,270,913)                 (2,270,913)
                              ------        ---       ----------    -------  -----------   ------------     ---------   -----------
BALANCE AT JULY 31, 1997,
Restated (unaudited)          14,200        $14       27,398,631    $27,399  $74,262,689   $(60,784,487)    $(476,582)  $13,029,033
                              ======        ===       ==========    =======  ===========   ============     =========   ===========

See accompanying notes to consolidated
financial statements

                             TECHNICLONE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             THREE MONTHS ENDED
                                                        ----------------------------
                                                          JULY 31,         JULY 31,
                                                            1996            1997
                                                        ------------     -----------
                                                        (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $  (948,264)     $(2,270,913)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Stock based compensation                                                     175,937
Depreciation and amortization                                69,786          137,445
Changes in operating assets and liabilities:
  Other receivables                                          75,568          262,046
  Inventories, net                                          (86,959)         (14,815)
  Prepaid expenses and other current assets                   8,100          (45,086)
  Accounts payable and accrued legal and accounting
    fees                                                    (27,387)        (233,050)
  Accrued royalties and sponsored research fees              20,000          125,735
  Other accrued expenses and current liabilities             (9,590)          98,007
                                                        -----------      -----------
         Net cash used in operating activities             (898,746)      (1,764,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of short-term investments                 3,898,888       (1,959,973)
Property acquisitions                                      (189,430)        (577,491)
Increase in other assets                                     (6,175)         (58,032)
                                                        -----------      -----------
         Net cash provided by (used in) investing
           activities                                     3,703,283       (2,595,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                        8,000          556,000
Principal payments on long-term debt                         (5,100)         (21,894)
Proceeds from issuance of long-term debt                                      98,081
                                                        -----------      -----------

         Net cash provided by financing activities            2,900          632,187


See accompanying notes to consolidated
financial statements

                             TECHNICLONE CORPORATION

                                                     THREE MONTHS ENDED
                                             ----------------------------------
                                               JULY 31,               JULY 31,
                                                 1996                  1997
                                             ------------          ------------
                                             (Unaudited)           (Unaudited)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           $  2,807,437          $ (3,728,003)

CASH AND CASH EQUIVALENTS,
   beginning of period                          4,179,313            12,228,660
                                             ------------          ------------
CASH AND CASH EQUIVALENTS,
   end of period                             $  6,986,750          $  8,500,657
                                             ============          ============

SUPPLEMENTAL INFORMATION:

Interest paid                                $     16,671          $     49,077
                                             ============          ============
Income taxes paid                            $        800          $        800
                                             ============          ============


See accompanying notes to consolidated
financial statements

                             TECHNICLONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              RESTATED (UNAUDITED)

   (1) The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at July 31, 1997, and the consolidated results of its operations and its consolidated cash flows for the three month periods ended July 31, 1997 and 1996. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Securities and Exchange Commission on July 29, 1997, as amended by a Form 10-K/A filed on or about October 2, 1997.


   (2) The Company will adopt Financial Accounting Standards Board (SFAS) No. 128, "Earnings per Share" beginning in the quarter ending January 31, 1998. Under SFAS No. 128, the Company will be required to disclose basic earnings (loss) per share and diluted earnings (loss) per share for all periods for which an income statement is presented. The Company believes that adoption of this standard will have no effect on the basic or diluted earnings per share for periods in which the Company incurs losses and that its adoption will result in an increase in basic earnings per share in periods with income and will have no effect on the fully diluted earnings per share in periods with income.

   (3) Short-term investments at July 31, 1997, represent a six-month term treasury bill valued at $986,000 and a six-month term Federal National Mortgage Association Discount Note valued at $973,973, which expire at various dates through November 1997. Both short-term investments are classified as held-to-maturity and are stated at cost, which approximates fair value.

   (4) Net loss per share attributable to common stockholders is calculated by adding the net loss for the quarter to the dividends and Preferred Stock issuance discount accretion on the Class B Preferred Stock and the Class C Preferred Stock during the quarter and dividing the sum of these amounts by the weighted average number of shares of common stock outstanding during the quarter. Shares issuable upon the exercise of common stock warrants and options have been excluded from the quarter ended July 31, 1997 and 1996 per share calculation because their effect is antidilutive. Accretion of the Class B and Class C Preferred Stock dividends and issue discount amounted to $211,049 and $1,139,166 for the quarters ended July 31, 1996 and 1997, respectively.

   (5) In August 1997, the Company filed a Registration Statement on Form S-3 to register common shares which may be issued should the Class C Preferred stockholders exercise their conversion rights under the 5% Preferred Stock Investment Agreement. Commencing on September 26, 1997, the Class C Stock is convertible at the option of the holder into a number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by 13% starting on November 26, 1997, 20% starting on January 26, 1998, 22.5% starting on March 26, 1998, 25% starting on May 26, 1998, and 27% starting on July 26, 1998 and thereafter. After
          March 24, 1998, the Conversion Price will be the lower of the Conversion Price as calculated in the preceding sentence or the average of the Closing Price of the Company's common stock for the thirty (30) trading days including and immediately preceding March 24, 1998 (the "Conversion Cap"). In addition to the common stock issued upon conversion of the Class C Stock, warrants to purchase one-fourth of the number of shares of common stock issued upon the conversion will be issued to the converting investor. The Warrants are exercisable at 110 percent of the Conversion Cap through April 2002. Subject to certain conditions contained in the Certificate of Designation, the Class C Stock is subject to mandatory redemption upon certain events as defined in the Certificate of Designation and mandatory conversion at any time after April 25, 1998. Some of the mandatory redemption features are within the control of the Company. for those mandatory redemption features that are not within the control of the Company, the Company has the option to redeem the Class C Stock in cash or in common stock. Should a redemption event occur, it is the Company's intention to redeem the Class C Stock through the issuance of the Company's common stock. Except as provided in the Certificate of Designation or by Delaware law, the Class C Stock does not have voting rights.

                            TECHNICLONE CORPORATION

                              RESTATED (UNAUDITED)

   (6) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

   (7) Management believes that the Company's cash and short-term investments are sufficient to sustain its operations through at least July 31, 1998. Although management believes that the current financial resources are sufficient to sustain operations through at least July 31, 1998, the Company has historically experienced significant losses and negative cash flows from operations and had an accumulated deficit of approximately $60,784,000 at July 31, 1997. The Company expects that it will continue to experience negative cash flows from operations as it increases activities associated with the Phase II/III clinical trials for LYM-1 (Oncolym TM) and with its research, development and clinical trials for its Tumor Necrosis Therapy ("TNT") and other technologies. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials. The Company must raise additional capital to sustain its research and development efforts and to provide for future clinical trials. Although management expects to receive additional funding in the future, there can be no assurance that funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations and it could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations.

(8) At the March 13, 1997, meeting of the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("SEC") issued an announcement regarding accounting for the issuance of convertible preferred stock and debt securities. The announcement dealt with, among other things, the belief by the SEC staff that any discounts on future conversions of preferred securities are analogous to a dividend and should be recognized as a return to the preferred shareholders. At July 31, 1997, the Company had two classes of securities with future conversion discounts, the Class B Preferred Stock and the Class C Preferred Stock. Both of these securities include conversion features which permit the holders of the preferred stock to convert their holdings to common shares at a discount from the market price of the common shares when converted.

          Subsequent to the issuance of the Company's financial statements for the quarter ended July 31, 1997, in conjunction with a review of a Registration Statement on Form S-3 filed by the Company relating to the registration of common stock underlying the Class C Preferred Stock, the SEC requested that the Company retroactively apply the accounting suggested in their announcement to the Company's Class B Preferred Stock which was issued in December 1995. Accordingly, the Company's management determined that the financial position presented in the consolidated financial statements and footnotes as of April 30, 1997 and July 31, 1997 (unaudited) and for each of the three month periods ended July 31, 1996 and 1997 (unaudited) should be restated to comply with the SEC's request and to include the accretion of the discount on the Class C Preferred Stock discount in the quarter ended July 31, 1997.

          Under this accounting treatment, the value of the discount has been reflected in the restated consolidated financial statements as additional preferred dividends and has been accreted through the first possible conversion date (Class B) or through the first date of the maximum conversion discount (Class C). The restatement also gives effect to the recognition in the calculation of net loss per share of additional preferred dividends on the Class B and Class C Preferred Stock representing the accretion of the issuance discount which had not been previously recognized in the calculation of net loss per share. None of these restatements had any effect on the net loss of the Company or of its cash flows.

          A summary of the significant effects of the restatement is as follows:

                                              As Previously
                                                Reported         Restated
                                              -------------    ------------
          Quarter ended July 31, 1997
              Additional paid-in-capital      $ 66,850,534     $ 74,262,689
              Accumulated deficit             $(53,372,332)    $(60,784,487)
              Net loss per share              $       (.08)    $       (.12)
          Quarter ended July 31, 1996
              Net loss per share              $       (.05)    $       (.06)

                                 EXHIBIT INDEX



                 Exhibit Number            Description
                 --------------            -----------

                      27                   Financial Data Schedule