Form 10-K/A
period 1997-06-30
TECHNICLONE CORP/DE/
filed 1997-10-14
CIK 704562

                      SECURITIES AND EXCHANGE COMMISSIO

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

                            [Cover page 1 of 2 pages]
                               Page 1 of 72 Pages

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicated by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ____ . NO ____ .

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

              27,254,652 shares of Common Stock as of July 1, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

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

         On October 28, 1992, the Company entered into a License Agreement with Alpha pursuant to which the Company granted Alpha a license for the development and commercialization of the LYM Antibodies in the United States and certain other countries. Alpha has paid the Company $150,000 and, unless the Agreement is terminated, Alpha is required to make future payments to the Company as follows: (i) $100,000 upon the first European regulatory submission or six months from the commencement date of United States Phase III clinical trials, whichever comes first, (ii) $200,000 upon the approval of the first European regulatory submission, (iii) $500,000 upon the submission of a PLA to the FDA, and (iv) $100,000 per year as a research and development grant after the completion of the Phase III LYM-1 clinical trial. The agreement also provides that Alpha will conduct all remaining development work necessary for FDA/PLA submission and pay all costs of development and patient costs including physician fees, hospital fees, material costs and follow-up costs. Under the Agreement, the Company is responsible for manufacturing the LYM-1 Antibody for clinical and commercial use and has agreed to sell the LYM-1 product at a fixed price for the Phase II/III clinical trial. Under the terms of this license agreement, the right to distribute the Company's product in certain European countries was dependent upon Alpha beginning clinical trials in Europe within a specified time period. Alpha did not begin the trial within the specified time frame and its distribution rights to certain countries were terminated. The distribution rights to certain European countries were assigned to Biotechnology Development Ltd., a limited partnership controlled by Edward Legere, a director and a major shareholder of the Company, in connection with another licensing agreement.

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

LYM-1, ONCOLYM(TM)

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


                                  Bid                     Asked
                           -----------------        ------------------
Quarter ended:             High         Low         High          Low
--------------             ----        -----        ----         -----
April 30, 1995             2.00        0.50         4.00         1.25
July 31, 1995              1.25        0.688        1.375        0.813
October 31, 1995           3.063       0.688        3.125        0.875
January 31, 1996           5.375       2.625        5.50         2.813
April 30, 1996             7.813       5.125        7.938        5.313
July 31, 1996              6.75        3.25         6.813        3.50
October 31, 1996           5.25        3.25         5.438        3.375
January 31, 1997           6.75        3.313        6.875        3.50
April 30, 1997             6.125       4.625        6.25         4.75

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

                             SELECTED FINANCIAL DATA

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEAR ENDED APRIL 30,

                                         1993            1994            1995             1996              1997
                                   ------------     ------------     ------------     -------------    -------------
                                                                                      (As Restated)    (As Restated)
REVENUES

Net product sales and royalties    $     34,990     $      4,400     $         --     $      4,824     $     26,632
Licensing fees ................         120,000           56,375            7,265        3,000,000               --
Interest and other income .....          13,773            8,591              126          138,499          319,709
                                   ------------     ------------     ------------     ------------     ------------
Total revenues ................         168,763           69,366            7,391        3,143,323          346,341
                                   ------------     ------------     ------------     ------------     ------------
COSTS AND EXPENSES:

Cost of sales .................           9,670            1,680               --            2,580           24,940
Research and development ......         579,447        1,315,898        1,357,143        1,679,558        2,886,931
General and administrative ....
     Unrelated entities .......         453,200          914,142          547,133          947,816        3,046,873
     Affiliates ...............         136,641          212,594          137,326          170,659          266,628
Interest ......................          31,724           30,467           27,833           17,412          147,852
Purchased in-process research
  and development .............                                         4,849,591                        27,154,402
                                   ------------     ------------     ------------     ------------     ------------
Total costs and expenses ......       1,210,682        2,474,781        6,919,026        2,818,025       33,527,626
                                   ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS) .............    $ (1,041,919)    $ (2,405,415)    $ (6,911,635)    $    325,298     $(33,181,285)
                                   ============     ============     ============     ============     ============
Net income (loss) before
  preferred stock accretion and
  dividends ...................    $ (1,041,919)    $ (2,405,415)    $ (6,911,635)    $    325,298     $(33,181,285)
Preferred stock accretion and
  dividends:
Accretion of Class B Preferred
  Stock Discount ..............                                                         (5,327,495)
Imputed dividends for Class B
  Convertible Preferred Stock .                                                           (560,467)        (536,263)
Imputed dividends for Class C
  Convertible Preferred Stock .                                                                              (8,218)
                                   ------------     ------------     ------------     ------------     ------------
Net Loss Applicable to Common
  Stock (Note 2) ..............    $ (1,041,919)    $ (2,405,415)    $ (6,911,635)    $ (5,562,664)    $(33,725,766)
                                   ============     ============     ============     ============     ============
Weighted Average Shares
  Outstanding (Note 2) ........      12,211,176       13,563,829       15,794,811       18,466,359       21,429,858
                                   ============     ============     ============     ============     ============

Net Loss per Share (Note 2) ...    $      (0.09)    $      (0.18)    $      (0.44)    $      (0.30)    $      (1.57)
                                   ============     ============     ============     ============     ============

                         CONSOLIDATED BALANCE SHEET DATA
                                    APRIL 30,

                                      1993             1994             1995             1996            1997
                                  ------------     ------------     ------------     -------------   -------------
                                                                                     (As Restated)   (As Restated)
Working Capital (deficit) ....    $   (156,289)    $   (499,059)    $   (934,121)    $  7,460,514    $ 10,618,012
Total Assets .................         951,660          848,036          856,657       10,775,757      18,701,470

Long-Term Debt ...............         302,131          258,500          258,500          987,032       1,970,065

Accumulated Deficit ..........      (8,768,928)     (11,174,343)     (18,085,978)     (23,648,642     (57,374,408)

Stockholders' Equity (Deficit)         314,381          (60,905)        (600,441)       8,964,677      14,568,009

----------------------
See footnote 12 to the consolidated financial statements for each of the three years in the period ended April 30, 1997, for a description of the restatement of the consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements included in this Report at pages F-1 through F-25.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended April 30, 1997, the Company incurred and paid expenses of $62,000 to Kanady & Moding C.P.A.'s, an accounting firm in which Mr. William V. Moding, an executive officer and retiring director of the Company, is a partner, for accounting and consulting services rendered to the Company. Similar expenses in the amount of $89,000 and $60,000 were incurred and paid to Mr. Moding's firm during the fiscal year ended April 30, 1996 and 1995, respectively. On October 1, 1996 Mr. Moding commenced full-time employment with the Company and Mr. Moding's accounting firm no longer renders services to the Company.

         During the year ended April 30, 1997, the Company incurred and paid expenses of $343,768 to Stradling, Yocca, Carlson & Rauth, a law firm in which Mr. R .C. Shepard, an officer and a retiring director of the Company, is an officer and stockholder which renders legal services to the Company. Similar expenses in the amount of $145,781 and $89,333 were incurred to Mr. Shepard's firm during the year ended April 30, 1996 and 1995, respectively.

         On January 17, 1997, the Company loaned Lon H. Stone, the Chairman of the Board of Directors and the Chief Executive Officer of the Company, $350,000 pursuant to a Promissory Note. The highest loan balance during the year ended April 30, 1997 was $356,914 and the loan balance at September 30, 1997 was $367,172 (the principal of $350,000; plus interest of $17,172). The purpose of the loan was to provide Mr. Stone with the additional cash necessary to purchase a new residence. The Compensation Committee which is comprised of two outside directors, Carmelo J. Santoro and Edward J. Legere, together with the remainder of the Board of Directors determined that it was in the best interests of the Company to loan Mr. Stone the money. After determining that such loan was in the best interests of the Company, the Board of Directors, with Lon Stone abstaining, unanimously approved the loan to Lon Stone. The Note is collateralized by real estate and bears interest at seven percent (7%) per annum. The Note is due and payable on January 31, 2000.

         On April 30, 1997, the Company requested that Mr. Moding exchange $203,500 of non-interest bearing outstanding notes which Mr. Moding had executed and delivered to the Company, to pay for options exercised under the Company's stock option plans. The Company's option plans, which have been approved by shareholders, provide that a purchaser's promissory note may be used to exercise options. The original notes were executed and delivered by Mr. Moding in connection with the exercise of options. At the Company's request, Mr. Moding agreed to, and did, exchange two non-interest bearing notes with maturity dates at April 30, 1999, for two new notes aggregating $203,500. The new notes are secured by both personal assets of Mr. Moding and 204,000 shares of the Common Stock of the Company held by Mr. Moding. The new notes bear interest at six percent (6%) per annum and are payable in 7 equal annual installments beginning April 30, 1998. At September 30, 1997, the outstanding balance of the new notes was $208,618.

         On April 30, 1997, the Company requested that Mr. Shepard exchange $203,083 (the highest amount outstanding during the fiscal year ended April 30, 1997) of non-interest bearing outstanding notes which Mr. Shepard had executed and delivered to the Company, to pay for options exercised under the Company's stock option plans. The Company's option plans, which have been approved by shareholders, provide that a purchaser's promissory note may be used to exercise options. The original notes were executed and delivered by Mr. Shepard in connection with the exercise of options. At the Company's request, Mr. Shepard agreed to, and did, exchange two non-interest bearing notes with maturity dates of April 30, 1999, for two new notes aggregating $203,083. The new notes are secured by personal assets of Mr. Shepard and 203,000 shares of the Common Stock of the Company held by Mr. Shepard. The new notes bear interest at six percent (6%) per annum and are payable in 7 equal annual installments beginning April 30, 1998. At September 30, 1997 the outstanding balance of the new notes was $208,190.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

(a)      (1)  Consolidated Financial Statements

         The financial statements and schedules listed below are filed as part of this Report:

                                                                                             Page
                                                                                           ----------

                     Independent Auditors' Report                                                F-1

                     Consolidated Balance Sheets as of                                     F-2 & F-3
                     April 30, 1997 and 1996 (Restated)

                     Consolidated Statements of Operations                                       F-4
                     for each of the three years in the period
                     ended April 30, 1997 (Restated)

                     Consolidated Statements of Stockholders'                                    F-5
                     Equity (Deficit) for each of the three years
                     in the period ended April 30, 1997 (Restated)

                     Consolidated Statements of Cash Flows                                 F-6 & F-7
                     for each of the three years in the period
                     ended April 30, 1997

                     Notes to Consolidated Financial Statements (Restated)                F-8 - F-24

         (2)         Financial Statement Schedules

                     II  Valuation and Qualifying Accounts                                      F-25

         (3)         Exhibits


   EXHIBIT                                                                              SEQUENTIAL
   NUMBER       DESCRIPTION                                                             PAGE NO.
   ------       -----------                                                             --------
    3.1         Certificate of Incorporation of Techniclone Corporation, a
                Delaware corporation (Incorporated by reference to Exhibit B to the Company's 1996 Proxy Statement as filed with the Commission on or about August 20, 1996)

    3.2         Bylaws of Techniclone Corporation, a Delaware corporation
                (Incorporated by reference to Exhibit C to the Company's 1996
                Proxy Statement as filed with the Commission on or about August
                20, 1996)

    3.3         Certificate of Designation of 5% Adjustable Convertible Class C
                Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997. (Incorporated by reference to Exhibit 3.1 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 13, 1997)

    4.1 Form of Certificate for Common Stock (Incorporated by reference to the exhibit of the same number contained in Registrants'
                Annual Report on Form 10-K for the year end April 30, 1988)

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

    4.7 5% Preferred Stock Investment Agreement between Registrant and the Investors (Incorporated by reference to Exhibit 4.1 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 13, 1997)

    4.8         Registration Rights Agreement between the Registrant and the
                Investors (Incorporated by reference to Exhibit 4.2 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 13, 1997)

    4.9 Form of Stock Purchase Warrant to be issued to the holders of the Class C Preferred Stock upon conversion of the Class C
                Preferred Stock (Incorporated by reference to Exhibit 4.3 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 13, 1997)

   10.22 1982 Stock Option Plan (Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8
                (File No. 2-85628)

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

    10.35       Incentive Stock Option and Nonqualified Stock Option Plan-1993
                (Incorporated by reference to the exhibit contained in Registrants' Registration Statement on Form S-8
                (File No. 33-87662))

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

    11          Computation of Net Income (Loss) per share (As Restated)

    21          Subsidiaries of Registrant

    27          Financial Data Schedule

(b)      Reports on Form 8-K:

         (i) Current Report on Form 8-K as filed with the Commission on February 11, 1997 reporting the Company entering into the Stock Exchange Agreement with the Stockholders of Peregrine Pharmaceuticals, Inc.

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

                                             TECHNICLONE CORPORATION

Dated: October 12, 1997                      By: /s/ LON H. STONE
                                                 ------------------------------
                                                     Lon H. Stone, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Capacity                          Date
---------                              --------                          ----
/s/ LON H. STONE                  Chairman of the Board,            October 12, 1997
--------------------------------  President, Chief Executive
    Lon H. Stone                  Officer and Director (Principal
                                  Executive Officer)

/s/ WILLIAM V. MODING             Chief Financial Officer           October 12, 1997
--------------------------------  Secretary and Director
    William V. Moding             (Principal Financial and
                                  Principal Accounting Officer)


/s/ RUDOLPH C. SHEPARD            Assistant Secretary               October 12, 1997
--------------------------------  and Director
    Rudolph C. Shepard

/s/ CLIVE R. TAYLOR, M.D., PH.D   Director                          October 12, 1997
--------------------------------
    Clive R. Taylor, M.D., Ph.D.


                                  Director                          October __, 1997
--------------------------------
Edward Joseph Legere II


                                  Director                          October __, 1997
--------------------------------
Carmelo J. Santoro

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
May 23, 1997, except
Note 12, as to which the
date is September 24, 1997

TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                      1997             1996
                                                  -------------    -------------
                                                  (As Restated)    (As Restated)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents (Note 2) ...........    $ 12,228,660     $  4,179,313
Short-term investments (Note 2) ..............                        3,898,888
Accounts receivable, net .....................          33,748           95,146
Receivable from shareholders (Note 2) ........         326,700
Inventories, net (Note 2) ....................         172,162           93,921
 Prepaid expenses and other current assets ...          20,138           17,294
                                                  ------------     ------------

        Total current assets .................      12,781,408        8,284,562

PROPERTY (Notes 2 and 4):

Land .........................................       1,050,510          525,255
Buildings and improvements ...................       3,350,916        1,298,416
Laboratory equipment .........................       1,579,300        1,139,663
Furniture and fixtures .......................         396,225           78,155
                                                  ------------     ------------

                                                     6,376,951        3,041,489
Less accumulated depreciation and amortization      (1,038,619)        (722,436)
                                                  ------------     ------------

Property, net ................................       5,338,332        2,319,053

OTHER ASSETS (Note 2):

Patents, net .................................         178,815          166,585
Note receivable from officer and shareholder .         356,914
Other ........................................          46,001            5,557
                                                  ------------     ------------

        Total other assets ...................         581,730          172,142
                                                  ------------     ------------

                                                  $ 18,701,470     $ 10,775,757
                                                  ============     ============


          See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1997 AND 1996 (CONTINUED)
--------------------------------------------------------------------------------

                                                                           1997              1996
                                                                      -------------     -------------
                                                                      (As Restated)     (As Restated)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                      $    707,504     $    230,144
Accrued legal and accounting fees (Note 10)                                385,500           99,495
Accrued payroll and related costs                                          162,487           88,791
Accrued royalties and sponsored research (Note 6)                          339,560           61,667
Reserve for contract losses (Note 2)                                       248,803          173,563
Accrued license termination fee (Note 6)                                   100,000          100,000
Accrued interest (Note 4)                                                   72,844
Current portion of long-term debt (Note 4)                                  76,527           32,968
Other current liabilities (Note 5)                                          70,171           37,420
                                                                      ------------     ------------

        Total current liabilities                                        2,163,396          824,048

LONG-TERM DEBT (Note 4)                                                  1,970,065          987,032

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
                                                                      ============     ============

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS RESTATED
--------------------------------------------------------------------------------

                                                 1997              1996              1995
                                             -------------    -------------      -------------
                                             (As Restated)    (As Restated)      (As Restated)
REVENUES (Notes 2 and 6):

Net product sales and royalties              $     26,632     $      4,824     $         --
Licensing fees                                                   3,000,000            7,265
Interest and other income                         319,709          138,499              126
                                             ------------     ------------     ------------

        Total revenues                            346,341        3,143,323            7,391

COSTS AND EXPENSES (Notes 2, 3, 4,
  5, 6, 8 and 10):

Cost of sales                                      24,940            2,580
Research and development                        2,886,931        1,679,558        1,357,143
General and administrative:
   Unrelated entities                           3,046,873          947,816          547,133
   Affiliates                                     266,628          170,659          137,326
Interest                                          147,852           17,412           27,833
Purchased in-process research and
   development                                 27,154,402                         4,849,591
                                             ------------     ------------     ------------

        Total costs and expenses               33,527,626        2,818,025        6,919,026
                                             ------------     ------------     ------------

NET INCOME (LOSS)                            $(33,181,285)    $    325,298     $ (6,911,635)
                                             ============     ============     ============

Net income (loss) before preferred stock
  accretion and dividends                    $(33,181,285)    $    325,298     $ (6,911,635)
Preferred stock accretion and dividends:
Accretion of Class B Preferred Stock
  Discount                                                      (5,327,495)
Imputed dividends for Class B Convertible
  Preferred Stock                                (536,263)        (560,467)
Imputed dividends for Class C Convertible
  Preferred Stock                                  (8,218)
                                             ------------     ------------     ------------
Net Loss Applicable to Common Stock
  (Note 2)                                   $(33,725,766)    $ (5,562,664)    $ (6,911,635)
                                             ============     ============     ============
Weighted Average Shares Outstanding
  (Note 2)                                     21,429,858       18,466,359       15,794,811
                                             ============     ============     ============
Net Loss per Share (Note 2)                  $      (1.57)    $      (0.30)    $      (0.44)
                                             ============     ============     ============


          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS RESTATED
--------------------------------------------------------------------------------



                                                                                                           NOTES
                                                                                                         RECEIVABLE      NET
                                Preferred Stock       Common Stock        ADDITIONAL                     FROM SALE   STOCKHOLDERS'
                                ---------------   --------------------      PAID-IN       ACCUMULATED    OF COMMON      EQUITY
                                SHARES   AMOUNT     SHARES     AMOUNT       CAPITAL         DEFICIT        STOCK      (DEFICIT)
                                -------  ------   -----------  -------   -------------   -------------   ---------   ------------
                                                                         (AS RESTATED)   (AS RESTATED)
BALANCES, May 1, 1994            10,000   $ 10     14,162,625  $14,163    $11,344,265    $ (11,174,343)  $(245,000)  $    (60,905)

Common stock issued for cash,
  net of issuance costs of
  $15,132                                           1,221,978    1,222      1,497,896                                   1,499,118
Common stock issued upon
  conversion of preferred
  stock                         (5,775)     (6)       288,750      289           (283)
Common stock issued in
  exchange for services                                10,000       10         12,490                                      12,500
Common stock issued upon
  exercise of options                                   6,223        6         10,884                                      10,890
Common stock and compensatory
  options issued upon
  acquisition of minority
  interest in subsidiary
  (Note 3)                                          1,079,333    1,079      5,080,094                     (231,582)     4,849,591
Net loss                                                                                    (6,911,635)                (6,911,635)
                                 ------   ----     ----------  -------    -----------     ------------   ---------   ------------
BALANCES, April 30, 1995          4,225      4     16,768,909   16,769     17,945,346      (18,085,978)   (476,582)      (600,441)

Common stock issued for cash                        1,770,396    1,770      1,287,582                                   1,289,352
Class B preferred stock issued
  for cash, net of issuance
  costs of $1,062,456             8,200      8                              7,137,536                                   7,137,544
Discount on Class B preferred
  stock                                                                     5,327,495       (5,327,495)
Accretion of Class B preferred
  stock (dividends)                                                           560,467         (560,467)
Common stock issued upon
  conversion of Class A and
  Class B preferred stock       (5,625)     (5)       807,144      807           (802)
Common stock issued upon
  conversion of note payable
  and accrued interest to
  related party (Note 4)                              235,000      235        362,962                                     363,197
Common stock issued upon
  settlement of liabilities
  and exchange for services
  (Note 4)                                            240,433      241        190,859                                     191,100
Common stock issued upon
  exercise of stock options                           226,132      226        217,777                                     218,003
Proceeds from sale of stock
  purchase warrants, net                                                       40,624                                      40,624
Net income                                                                                     325,298                    325,298
                                 ------   ----     ----------  -------    -----------     ------------   ---------   ------------
BALANCES, April 30, 1996
  As Restated (Note 12)           6,800      7     20,048,014   20,048     33,069,846      (23,648,642)   (476,582)     8,964,677

Class C preferred stock issued
  for cash, net of issuance
  costs of $931,029 (Note 7)     12,000     12                             11,068,959                                  11,068,971
Accretion of Class C preferred
  stock dividends                                                               8,218           (8,218)
Accretion of Class B preferred
  stock dividends                                                             536,263         (536,263)
Common stock issued upon
  conversion of Class B
  preferred stock               (4,600)     (5)     1,587,138    1,587         (1,582)
Common stock issued for
  acquisition of subsidiary
  (Note 3)                                          5,080,000    5,080     26,664,920                                  26,670,000
Common stock issued upon
  exercise of stock options                           533,500      534        272,366                                     272,900
Stock-based compensation
  (Note 8)                                                                    772,746                                     772,746
Net loss                                                                                   (33,181,285)               (33,181,285)
                                 ------   ----     ----------  -------    -----------     ------------   ---------   ------------
BALANCES, April 30, 1997
  As Restated (Note 12)          14,200   $ 14     27,248,652  $27,249    $72,391,736    $ (57,374,408)  $(476,582)  $ 14,568,009
                                 ======   ====     ==========  =======    ===========     ============   =========   ============

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS RESTATED
--------------------------------------------------------------------------------


                                                        1997             1996            1995
                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                  $(33,181,285)    $    325,298     $ (6,911,635)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:

Purchased in-process research and development
  (non-cash)                                         27,154,402                         4,849,591
Stock-based compensation                                772,746
Depreciation and amortization                           348,525          169,162          151,368
Common stock issued for services and interest
  expense                                                                 70,887           12,500
Increase in reserves                                                                      230,793
Changes in operating assets and liabilities, net
  of effects from acquisition of subsidiaries:
  Accounts receivable, net                               61,398          (92,768)          (2,378)
  Inventories, net                                      (78,241)         132,536         (236,499)
  Prepaid expenses and other current assets              (2,844)         (17,294)
  Deposits                                                                                 33,600
  Accounts payable and accrued legal and
    accounting fees                                     369,127         (142,980)         171,980
  Accrued royalties and sponsored research fees          (4,750)
  Other accrued expenses and current liabilities        197,499          (39,628)         244,106
                                                   ------------     ------------     ------------
          Net cash provided by (used in)
            operating activities                     (4,363,423)         405,213       (1,456,574)

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenses paid for acquisition of subsidiary,
  net of cash acquired                                  (77,189)
Sale (purchase) of short-term investments             3,898,888       (3,898,888)
Property acquisitions                                (3,284,281)      (2,025,619)         (39,262)
Increase in note receivable from Chief
  Executive Officer and shareholder                    (356,914)
Increase in other assets                                (85,016)         (42,558)          (7,632)
                                                   ------------     ------------     ------------

          Net cash provided by (used in)
            investing activities                         95,488       (5,967,065)         (46,894)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale of preferred stock            11,068,971        7,137,544
Proceeds from issuance of common stock                  272,900        1,547,979        1,510,008
Principal payments on long-term debt                    (44,589)
Proceeds from issuance of long-term debt              1,020,000        1,020,000
                                                   ------------     ------------     ------------

Net cash provided by financing activities            12,317,282        9,705,523        1,510,008
                                                   ------------     ------------     ------------


          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS RESTATED (CONTINUED)
--------------------------------------------------------------------------------


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
                                             ============     ============     ============

SUPPLEMENTAL INFORMATION:
Acquisition of subsidiaries (1997) and
   minority interest in subsidiary (1995)
   (Note 2):

Fair value of assets acquired                $ 27,154,402                      $  4,849,591
   Common stock issued                        (26,670,000)                       (2,504,053)
   Compensatory options issued                                                   (2,577,120)
                                             ------------                      ------------
Net (assets acquired) liabilities assumed    $    484,402                      $   (231,582)
                                             ============                      ============

Interest paid                                $    132,040     $    3,625       $      6,998
Income taxes paid                            $        800     $      800       $      1,600


For supplemental information relating to conversion of preferred stock into common stock, common stock issued in exchange for services, common stock issued upon merger and other noncash transactions, see Notes 2, 3, 4, 7 and 8.

          See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------
1.  GENERAL AND NATURE OF OPERATIONS

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

         Inventories - Inventories are stated at the lower of first-in, first-out cost or market and consist of the following at April 30:

                                                 1997             1996
                                               --------         --------
         Raw materials and supplies            $ 78,746         $ 40,558
         Finished goods                         139,041           79,885
         Reserves                               (45,625)         (26,522)
                                               --------         --------
                                               $172,162         $ 93,921
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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

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

         Net Income (Loss) per Share (As Restated) - Net income (loss) per share is calculated by dividing net income (loss) after deducting Class B Preferred Stock and Class C Preferred Stock discount and accreted dividends of $5,887,962 in fiscal 1996 and $544,481 in fiscal 1997, by the average number of shares of common stock and dilutive common stock equivalents outstanding each year. Shares issuable upon the exercise of common stock warrants and options (utilizing the treasury stock method) and conversion of outstanding preferred stock and preferred stock dividends on Class B and Class C Preferred Stock have been excluded in the per share computations because their effect is antidilutive (Note 7).

         Net Income (Loss) Attributable to Common Stockholders - Net income
(loss) per share attributable to common stockholders is calculated by taking the net income (loss) for the year and deducting the dividends and Preferred Stock issuance discount accretion on the Class B Preferred Stock and the Class C Preferred Stock during the year and dividing the sum of these amounts by the average number of shares of common stock outstanding during the year. Shares issuable upon the exercise of common stock warrants and options have been excluded from the fiscal 1997 and 1995 per share calculation because their effect is antidilutive. Accretion of the Class B Preferred Stock dividends and issue discount amounted to $5,887,962 and $536,263 for the fiscal years ended April 30, 1996 and 1997, respectively. The accretion of the dividends and issue discount on the Class C Preferred Stock was not significant in fiscal year 1997 (Note 7).

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

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

         New Accounting Standards - During fiscal year 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 did not have a significant impact on the Company's financial position or results of operations. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company assesses the need for recognition of an impairment of its long-lived assets by determining whether there have been any events or changes in circumstances that would indicate that the recoverability of the carrying value of these assets might be impaired. Impairment of the Company's land, buildings and improvements are assessed by reviewing the fair market value of these assets. The Company will measure impairment based on any excess of the assets carrying amounts over the respective fair values.

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

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

         The acquisition of Peregrine is expected to result in increased annual expenses and cash outflows. Had the acquisition of Peregrine occurred on May 1, 1995, pro forma net loss and loss per common share would have been as follows:


                                  Pro forma             Pro forma net loss
                                  net loss               per common share
                                  Restated                   Restated
                                -------------           ------------------
        Fiscal year 1996         $(33,985,500)                $(1.44)
        Fiscal year 1997         $ (7,973,100)                $ (.30)

         Revenues for fiscal years would not have changed had the acquisition occurred on May 1, 1995.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

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

         Contingent future commitments related to the vascular targeting agents technologies, exclusive of royalties, are as follows:

         Payments due upon completion of Phase I clinical trials ............ $ 37,500
         Annual payments upon patent issuance and until royalties begin ..... $ 50,000
         Payments due upon initiation of Phase II clinical trials ........... $175,000
         Payments due upon completion of Phase II clinical trials ........... $ 50,000
         Payment upon commercial introduction of the related product or new drug or product license application .......................... $375,000
         Payment upon commercial introduction for each additional new
           Product encompassing related technology .......................... $300,000

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

7.  STOCKHOLDERS' EQUITY

         The Company has issued three classes of preferred stock, Class A, Class B and Class C. The Class B and Class C preferred stock is nonvoting, has preferences in liquidation, provides for antidilution protection and is convertible into common stock. A summary of the preferred stock is as follows:

                                            Number of              Per
       Class           Issuance Date        Shares Issued       Share Cost     Dividend Rate
       -----           -------------        -------------       ----------     -------------
       Class A ....    March 1992               10,000             $   60         None
       Class B ....    December 1995             8,200             $1,000         None
       Class C ....    April 1997               12,000             $1,000          5%

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

         The Company also has an option agreement with an unrelated entity that provides for the purchase of 100,000 shares at $3.00 per share and which becomes exercisable only if the Company experiences a change in ownership of greater than 50%. The option expires in March 1999.

         Option activity for each of the three years ended April 30, 1997 is as follows:

                                            1997                         1996                             1995
                                ----------------------------    --------------------------    -----------------------------
                                                  WEIGHTED                     WEIGHTED                        WEIGHTED
                                                  AVERAGE                      AVERAGE                          AVERAGE
                                 SHARES       EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES        EXERCISE PRICE
                                ---------     --------------    ---------   --------------    ---------      --------------
BALANCE, Beginning Of year      2,237,750         $(0.66)       1,961,000      $(0.59)          563,667         $(0.97)

Granted                         2,419,000         $(4.63)         588,982      $(1.10)

Assumed with acquisition                                                                      1,416,000         $(0.50)

Exercised                        (533,500)        $(0.51)        (283,232)     $(0.97)           (6,223)        $(1.75)

Canceled                          (65,000)        $(2.31)         (29,000)     $(1.75)          (12,444)        $(1.75)
                                ---------                       ---------                    ----------
BALANCE, End of year            4,058,250         $(3.02)       2,237,750      $(0.66)        1,961,000         $(0.59)
                                =========                       =========                    ==========

         Additional information regarding options outstanding as of April 30, 1997 is as follows:

                                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                              -----------------------------------  ---------------------------------
                                                WEIGHTED AVG.
   RANGE OF PER                                  REMAINING                                             WEIGHTED AVG.
  SHARE EXERCISE        NUMBER OF SHARES      CONTRACTUAL LIFE  WEIGHTED AVERAGE   NUMBER OF SHARES     PER SHARE
      PRICES              OUTSTANDING              (YRS)         EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
----------------        ----------------      ----------------  ----------------   ----------------   --------------
 $ 0.27 - $ 0.50           1,066,000               5.27             $ 0.45           1,066,000            $0.45
 $ 1.00 - $ 1.75             638,250               7.82             $ 1.16             464,400            $1.21
 $ 4.00 - $ 5.50           2,354,000               9.06             $ 4.70             646,222            $4.69


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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

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

        The Company utilizes the guidelines in Accounting Principles Board Opinion No. 25 for measurement of stock based transactions for employees. Had the Company utilized a fair value model for measurement of stock based transactions for employees and amortized the expense over the vesting period, pro forma information would be as follows:

                                                       1997             1996
                                                   ------------     -----------

          Pro forma net loss                       $(35,606,290)    $(5,909,405)
          Pro forma net loss per share                   $(1.66)          $(.32)

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

         In conjunction with the Class B preferred stock financing, the Company issued warrants to purchase 357,310 shares of the Company's common stock at prices between $3.069 and $5.00 per share. The Company estimated the difference between the grant price and the fair value of the warrants on the date of grant to be $349,000. In conjunction with the Class C preferred stock financing, the Company issued the preferred shareholders warrants to purchase a contingent number of common shares at a price to be determined in the future (Note 7). No value has been ascribed to these Class C financing warrants as the warrants are considered non-detachable. Additionally, the Company granted a separate warrant to the placement agent providing for the purchase of 1,200 shares of Class C preferred stock at $1,000 per share which is exercisable through April 2002 (Note 7). The Company estimated the difference between the grant price and the fair value of the placement agent warrants on the date of grant to be approximately $862,000 . The value of the warrants was based on a Black

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

Scholes formula based on warrant terms in the agreements. Because the Class B and Class C financing warrants relate to equity financing, the value of the warrants has been treated as a cost of the offering in the accompanying consolidated financial statements

         As of April 30, 1997, warrants to purchase an aggregate of 397,310 shares were outstanding, all of which were exercisable at prices ranging between $3.00 and $5.30 per share. The warrants expire through December 2000.

9.  INCOME TAXES

         The provision for income taxes consists of the following:

                                               1997                  1996              1995
                                           ------------           ---------        -----------
Provision for income taxes at
  statutory rate                           $(11,282,000)          $ 120,000        $(2,557,000)
Acquisition of in process research and
  development                                10,047,000                              1,940,000
Stock based compensation                         98,000
State income taxes, net of federal
  benefit                                      (995,000)             10,000           (208,000)
Expired net operating loss
  carryforwards and change in
  estimated future benefits                     582,000
Other                                             7,000               9,000             10,000
Change in valuation allowance                 1,543,000            (139,000)           815,000
                                            -----------           ---------         ----------
Provision                                   $        --           $      --         $       --
                                            ===========           =========         ==========

         At April 30, 1997 and 1996, the Company had net deferred tax assets, all of which had been offset by a valuation allowance as follows:

                                                                    1997                 1996
                                                                 ----------          ----------
Net operating loss carryforwards                                 $7,092,000          $4,874,000
Noncash compensation                                                297,000             118,000
General business and research and development credits                56,000              61,000
Inventory reserve                                                    17,000              11,000
Accrued license fee                                                  37,000              40,000
Accrued interest                                                     27,000
Accrued royalties                                                   126,000              25,000
Accrued vacation                                                     31,000              13,000
Contract losses                                                      92,000              69,000
                                                                 ----------          ----------
                                                                  7,775,000           5,211,000
Less valuation allowance                                         (7,775,000)         (5,211,000)
                                                                -----------         -----------
Net deferred taxes                                              $        --         $        --
                                                                ===========         ===========

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

         At April 30, 1997, the Company and Peregrine have federal net operating loss carryforwards of $16,926,400 and $2,824,000 and tax credit carryforwards of $60,450 and $41,000, respectively. Due to changes in ownership, there may be limitations on the utilization of the net operating losses and tax credit carryforwards in the future.

         The Company's federal net operating loss carryforwards and the tax credit carryforwards expire as follows:


         YEAR OF                   NET OPERATING             INVESTMENT TAX                  OTHER
       EXPIRATION                     LOSSES                     CREDITS                  TAX CREDITS
       ----------                  ------------              --------------               -----------
           1998                    $   263,100                  $1,940                      $12,700
           1999                        897,300                   1,720                       41,500
           2000                        343,900                   1,920
           2001                        346,800                     670
           2002                        585,600
           2003                        463,300
           2004                      1,652,300
           2005                      1,665,300
           2006                        986,500
           2007                        214,100
           2008                      1,038,200                                              41,000
           2009                      2,102,700
           2010                      2,708,800
           2011                      6,482,500
                                   -----------                  ------                     -------
                                   $19,750,400                  $6,250                     $95,200
                                   ===========                  ======                     =======

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

10. RELATED PARTY TRANSACTIONS

         Certain stockholders, through their separate businesses, have provided the Company with various legal, accounting and consulting services. A summary of such professional fees for each of the three years in the period ended April 30 are as follows:


                                               1997        1996        1995
                                             --------    --------    --------
Professional fees paid                       $282,123    $377,378    $ 57,500
Professional fees expensed                   $266,628    $170,659    $137,300
Professional fees payable at April 30        $ 50,000    $ 65,495    $272,214

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

         Under this accounting treatment, the value of the discount has been reflected in the restated consolidated financial statements as additional preferred dividends and has been accreted through the first possible conversion date of the Class B Preferred Stock. The restatement also gives effect to the

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997, AS
RESTATED (CONTINUED)
--------------------------------------------------------------------------------

recognition in the calculations of net income (loss) per share of additional preferred dividends on the Class B Preferred Stock representing the accretion of the issuance discount which had not been previously recognized in the calculation of net income (loss) per share. None of these restatements had any effect on the net income (loss) of the Company or its cash flows.

         A summary of significant effects of the restatement is as follows:

                                                   As Previously
                                                     Reported          As Adjusted
                                                   -------------       ------------
             Quarter ended January 31, 1996
               Additional paid-in-capital           $27,074,668         $29,136,161
               Accumulated deficit                 $(20,030,372)       $(22,091,865)

               Net loss per share                         $(.05)              $(.16)

             Year ended April 30, 1996
               Additional paid-in-capital           $27,181,884         $33,069,846
               Accumulated deficit                 $(17,760,680)       $(23,648,642)

               Net income (loss) per share                 $.02               $(.30)

             Quarter ended July 31, 1996
               Additional paid-in-capital           $27,188,979         $33,287,990
               Accumulated deficit                 $(18,708,944)       $(24,807,955)

               Net loss per share                         $(.05)              $(.06)

             Quarter ended October 31, 1996
               Additional paid-in-capital            27,421,226         $33,640,133
               Accumulated deficit                  (20,228,975)       $(26,447,882)

               Net loss per share                         $(.07)              $(.08)

             Quarter ended January 31, 1997
               Additional paid-in-capital           $27,844,204         $34,166,616
               Accumulated deficit                 $(21,651,841)       $(27,974,253)

               Net loss per share                         $(.07)              $(.07)

             Year ended April 30, 1997
               Additional paid-in-capital           $65,967,511         $72,391,736
               Accumulated deficit                 $(50,950,183)       $(57,374,408)

               Net loss per share                        $(1.55)             $(1.57)

                                                                     SCHEDULE II

                                                 BALANCE AT     CHARGED TO                        BALANCE
                                                 BEGINNING      COSTS AND                         AT END
                DESCRIPTION                      OF PERIOD       EXPENSES       DEDUCTIONS       OF PERIOD
                -----------                      ---------       --------       ----------       ---------
Lower of cost or market inventory reserve        $     --        $ 98,722       $     --         $ 98,722
  for the year ended April 30, 1995

Lower of cost or market inventory reserve        $ 98,722        $237,931       $(310,131)       $ 26,522
  for the year ended April 30, 1996

Lower of cost or market inventory reserve        $ 26,522        $ 98,988       $ (79,885)       $ 45,625
  for the year ended April 30, 1997

Valuation reserve for accounts receivable        $     --        $175,000       $     --         $175,000
  for the year ended April 30, 1996

Valuation reserve for accounts receivable        $175,000        $     --       $     --         $175,000
  for the year ended April 30, 1997