Form 10-Q
period 1997-10-31
TECHNICLONE CORP/DE/
filed 1997-12-15
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended OCTOBER 31, 1997

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES  X  NO    .
                                              ---    ---

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

                        27,669,614 shares of Common Stock
                             as of November 30, 1997

                               Page 1 of 29 pages

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

        ITEM 1 -- FINANCIAL STATEMENTS
        ------------------------------

        The following financial statements required to be provided by this Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report, Form 10-Q:

                                                                                 Page
                                                                                 ----
Consolidated Balance Sheets at April 30, 1997 and October 31, 1997 (unaudited)    20

Consolidated Statements of Operations for the periods from August 1, 1996 to
October 31, 1996 (unaudited) and from August 1, 1997 to October 31, 1997
(unaudited); from May 1, 1996 to October 31, 1996 (unaudited) and from May 1,
1997 to October 31, 1997 (unaudited)                                              22

Consolidated Statement of Stockholders' Equity for the period from April 30,
1997 to October 31, 1997 (unaudited)                                              23

Consolidated Statements of Cash Flows for the periods from May 1, 1996 to
October 31, 1996 (unaudited) and from May 1, 1997 to October 31, 1997
(unaudited)                                                                       24

Notes to Consolidated Financial Statements (unaudited)                            26

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

        GOING CONCERN. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1997 and in the first six months of fiscal 1998 and has an accumulated deficit at October 31, 1997. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and management expects that additional funds will be required in the future to continue to fund operations and clinical trials. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations which would have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations. During the year ended April 30, 1997, the Company received significant funding through the issuance of preferred stock which has resulted in cash and short-term investment balances of $6,821,700 as of October 31, 1997. Management believes that additional capital must be raised to support the Company's continued operations and other cash needs.

        FLUCTUATION OF FUTURE OPERATING RESULTS. Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include worldwide economic and political conditions and industry specific factors. If the Company is to remain competitive and to timely develop and produce commercially viable products at competitive prices in a timely manner, it must maintain access to external financing sources until it can generate revenue from licensing transactions or sales of products. The Company's ability to obtain financing and to manage its expenses and cash depletion rate ("burn rate") is the key to the Company's continued development of product candidates and the completion of ongoing clinical trials. The Company expects that its burn rate will vary substantially on a quarter to quarter basis as it funds non-recurring items associated with clinical trials, product development, patent legal fees and various consulting fees. The Company has limited experience with clinical trials and if the Company encounters unexpected difficulties with its operations or clinical trials, it may have to expend additional funds which would increase its burn rate.

        EARLY STAGE OF DEVELOPMENT. Since its inception, the Company has been engaged in the development of drugs and related therapies for the treatment of people with cancer. The Company's product candidates are generally in the early stages of development, with only one product candidate currently in a clinical trial. Revenues from product sales have been insignificant and throughout the Company's history there have been minimal revenues from product royalties. Additionally, product candidates resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next year. No assurance can be given that the Company's product development efforts, including clinical trials, will be successful, that required regulatory approvals for the indications being studied can be obtained, that its product candidates can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed.

        NEED FOR ADDITIONAL CAPITAL. At October 31, 1997, the Company had approximately $6,822,000 in cash and cash equivalents and short-term investments. The Company currently has commitments to expend significant funds for building improvements, equipment, furniture and fixtures, developmental research, clinical trials, consulting, and to acquire the marketing rights previously owned by Alpha Therapeutics, Inc. ("Alpha"). The Company expects these expenditures to increase in the future as the Company's clinical trial activity increases and scale up for clinical trial production continues. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company expects that the monthly negative cash flow will increase as a result of increased activities in connection with the Phase III clinical trials for Oncolym(R) and as a result of significantly increased research, development and clinical trial costs associated with the Company's other products, including Tumor Necrosis Therapy ("TNT") and Vascular Targeting Agents ("VTA"). As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain research and development and provide for future clinical trials. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research and development of the Company's additional product candidates. The Company is actively pursuing the possibility of raising additional funds with various lending institutions, investment banking firms and private investors, but as of December 1, 1997, the Company had not entered into any firm commitments for additional funds. If the initial results from any of the clinical trials are poor, then management believes that such results will have a material adverse effect upon the Company's ability to raise additional capital, which will affect the Company's ability to continue a full-scale research and development effort for its antibody technologies. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. If the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

        To conduct clinical trials on a timely basis, obtain regulatory approval and be commercially successful, the Company must be able to scale up its manufacture processes and facilities and ensure compliance with regulatory requirements of its product candidates so that such product candidates can be manufactured in increased clinical trial quantities and ultimately in commercial quantities. As the Company's first product, Oncolym(R) moves closer to completion of the clinical trial process for FDA approval, the Company or a contract manufacturer must scale up its production process to enable production in commercial quantities. The Company anticipates that the scale up of its Oncolym(R) product will currently cost at least two million dollars and that, if the Company were to commercially manufacture the product, it will have to expend an additional six to ten million dollars on production facility expansion. Accordingly, once the Company's current scale up project is complete, the Company believes it can successfully negotiate an agreement with a contract manufacturer to have Oncolym(R) produced on a "per run basis" thereby deferring or eliminating the significant expenditure (six to ten million dollars) which it estimates is required upgrade its facilities to handle commercial quantities. The Company anticipates that production of its products in commercial quantities will create technical and financial challenges for the Company. The Company has limited manufacturing experience, and no assurance can be given as to the Company's ability to scale its manufacturing, the suitability of the Company's present facility for clinical trial production or commercial production, the Company's ability to make a successful transition to commercial production or the Company's ability to reach an acceptable agreement with a contract manufacturer to produce Oncolym(R) or the Company's other product candidates in clinical or commercial quantities. The failure of the Company to scale its manufacturing for clinical trial or commercial production or to obtain a contract manufacturer could have a material adverse effect on the Company's business, financial position and results of operations.

        ANTICIPATED FUTURE LOSSES. The Company has experienced significant losses since inception. As of October 31, 1997, the Company's accumulated deficit was approximately $65,234,000. The Company expects to incur significant additional operating losses in the future and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. All of the Company's products are in development, preclinical studies or clinical trials, and significant revenues have not been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate significant product revenues for at least the next few years. There can be no assurance that the Company will ever generate significant product revenues which are sufficient to become profitable or to sustain profitability.

        SHARES ELIGIBLE FOR FUTURE SALE; DILUTION; CONTROL. A precipitous decline in the market price of the Company's Common Stock may lead to very substantial dilution to current holders of Common Stock. Both the Class B Convertible Preferred Stock ("Class B Preferred Stock") and the Class C Preferred Stock provide that the conversion of such shares of preferred stock into shares of the Company's Common Stock issued or issuable shall be at the lower of a conversion cap or a conversion price indexed to the market price of the Common Stock at the time of conversion. On conversion of the Class B Preferred Stock and the Class C Preferred Stock, all of such shares of Common Stock which are issued may be freely tradable. Sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of the Common Stock and, depending upon the then current market price of the Common Stock, increase the risks associated with the possible conversion of the Preferred Stock.

        At any date prior to March 24, 1998, the shares of Class C Preferred Stock may be converted into shares of Common Stock at a discount from the average of the lowest market trading price for the five days preceding conversion ("Conversion Price"). If any shares of Class C Preferred Stock are converted on or after September 25, 1997, but prior to November 25, 1997, the discount from Market Price is 0.0%, if any shares of Class C Preferred Stock are converted on or after November 25, 1997, but prior to January 25, 1998, the discount from Market Price is 13%, if any shares of Class C Preferred Stock are converted on or after January 25, 1998, but prior to March 25, 1998, the discount from Market Price is 20%, if any shares of Class C Preferred Stock are converted on or after March 25, 1998, but prior to May 25, 1998, the discount from Market Price is 22.5%, if any shares of Class C Preferred Stock are converted on or after May 25, 1998, but prior to July 25, 1998, the discount from Market Price is 25%, if any shares of Class C Preferred Stock are converted on or after July 25, 1998, the discount from Market Price is 27%.

        At any date after March 24, 1998, the Conversion Price shall be the lower of (i) the Conversion Price calculated in accordance with the paragraph set forth above or (ii) the average of the closing prices of the Common Stock for the thirty (30) trading days including and immediately preceding March 24, 1998 (the "Conversion Cap").

        In the event of a dissolution or liquidation of the Company, the holders of the Class C Preferred Stock are entitled to a liquidation or preference of $1,000 plus accrued dividends. Upon the occurrence of certain specified events the holders of the Class C Preferred Stock may force a redemption of the Class C Preferred Stock. The Company may elect in its redemption notice to redeem the Preferred Stock either in cash or in Common Stock. For purposes of redemption, the value of the Common Stock shall be 73% of the average of the lowest market trading price for five consecutive days during the period beginning on the date of the redemption notice and ending on the redemption date.

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

        During the quarter end October 31, 1997, no shares of Class B Preferred Stock were converted and 628 shares of Class C Preferred Stock were converted at the election of the holders into 245,610 shares of Common Stock. As of October 31, 1997, 11,627 shares and 2,200 shares of Class C and Class B Preferred
Stock, respectively, remain outstanding with total liquidation preference of approximately $14,533,000.

        In addition to the warrants set forth above, the Company has outstanding warrants to issue 130,100 shares of stock at prices ranging from $3.00 to $5.30. The warrants expire as follows: 30,000 warrants expire on or before April 30, 1998, 10,000 on December 31, 1999 and 90,100 on December 18, 2000. In connection with its search for a chief executive officer, the Company has committed to grant warrants. Such grant is dependent on the success and the conclusion date of the search. As of October 31, 1997, the Company had granted options to purchase 4,639,000 shares of Common Stock pursuant to its stock option plans.

        STOCK PRICE FLUCTUATIONS AND LIMITED TRADING VOLUME. The Company's participation in the highly competitive biotechnology industry often results in significant volatility in the market price of the Company's Common Stock. Also, at times there is a limited trading volume in the Company's Common Stock. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of biotechnology products and economic and other external factors, as well as period-to-period fluctuations in financial results may have a significant impact on the market price of the Company's Common Stock. The volatility in the stock price and limited trading volume are significant risks investors should consider. If the price of the Common Stock declines and the holders of the Preferred Stock convert when the price is low, the Company will be required to issue a substantial amount of additional shares as both the Class B Convertible Preferred Stock and the Class C Preferred Stock provide that the conversion of such shares of preferred stock into shares of the Company's Common Stock issued or issuable shall be at the lower of a conversion cap or a conversion price indexed to the market price of the Common Stock at the time of conversion. If the holders of the Preferred Stock converted and attempted to sell all or a significant portion of the shares of Common Stock in the open market, this could cause a severe depression of the market price for a share of the Company's Common Stock.

        MAINTENANCE CRITERIA FOR NASDAQ SECURITIES. The National Association of Securities Dealers, Inc. ("NASD"), which administers NASDAQ, recently made changes in the criteria for continued NASDAQ eligibility on the NASDAQ SmallCap Market. In order to continue to be included in NASDAQ, the Company must maintain $2 million in tangible net assets, public float of 500,000 shares with a $1,000,000 market value of its public float and $1 million in total capital and surplus. In addition, continued inclusion requires two market-makers, at least 300 holders of the Common Stock and a minimum bid price of $1 per share; provided, however, that if the Company falls below such minimum bid price, it will remain eligible for continued inclusion in NASDAQ if the market value of the public float is at least $1 million and the Company has $2 million in capital and surplus. The Company's failure to meet these maintenance criteria in the future may result in the discontinuance of the inclusion of its securities in NASDAQ. In such event, the Company would become subject to the "penny stock" rules and trading, if any, in the Company's Common Stock would then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets." As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the securities.

        INTENSE COMPETITION. The biotechnology industry is intensely competitive and changing rapidly. Substantially all of the Company's existing competitors have greater financial resources, larger technical staff, and larger research budgets than the Company and greater experience in developing products and running clinical trials. Two of the Company's competitors, Idec Pharmaceuticals Corporation ("Idec") and Coulter Pharmaceuticals, Inc. ("Coulter"), each have a lymphoma antibody which, while indicated for a different stage of the Non-Hodgkins Lymphoma, may compete with the Company's Oncolym(R) product. The Company believes that both Idec and Coulter will be marketing their respective lymphoma products prior to the time the Oncolym(R) product receives marketing approval. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial position and results of operations. There can be no assurance that the Company's competitors will not be able to raise substantial funds and to employ these funds and their other resources to develop products which compete with the Company's other product candidates.

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

        The results of initial preclinical and clinical testing of the products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. The Company's clinical data gathered to date with respect to its Oncolym(R) antibody are primarily from a Phase II dose escalation trial which was designed to develop and refine the therapeutic protocol, to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with a radiolabeled antibody. Further, the data from this Phase II dose escalation trial were compiled from testing conducted at a single site and with a relatively small number of patients. Substantial additional development and clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this potential product. There can be no assurance that clinical trials of the Oncolym(R) or other product candidates under development will demonstrate the safety and efficacy of such products to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of Oncolym(R) or any other therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        SOURCE OF RADIOLABELING SERVICES. The Company procures its radiolabeling services from Mills Biopharmaceuticals, Inc. In addition to Mills Biopharmaceuticals, Inc., the Company has negotiated contracts with two other radiolabeling companies and continues to negotiate with other companies to provide radiolabeling services for its antibodies. There can be no assurance that these additional suppliers will be able to qualify their facilities, label and supply antibody in a timely manner, if at all, or that governmental clearances will be provided in a timely manner, if at all, and that clinical trials will not be delayed or disrupted as a result. While the Company is developing additional suppliers of these services, it expects to rely on its current supplier for all or a significant portion of its requirements for the Oncolym(R) antibody for the foreseeable future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the I131 radioisotope. Accordingly, any change in the Company's existing or planned contractual relationships with, or interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market the Oncolym(R) antibody, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

        HAZARDOUS AND RADIOACTIVE MATERIALS. The manufacturing and use of the Company's Oncolym(R) requires the handling and disposal of I131. The Company is relying on its current contract manufacturer, Mills Biopharmaceuticals, Inc ("MBI") and other contract radiolabeling companies, to radiolabel its antibodies with I131 and to comply with various state and federal regulations regarding the handling and use of radioactive materials. Violation of these state and federal regulations by MBI or other contract radiolabeling companies or a clinical trial site could delay significantly completion of such trials. Violations of safety regulations could occur with these manufacturers, and, therefore, there is a risk of accidental contamination or injury. The Company could be held liable for any damages that result from such an accident, contamination or injury from the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may incur substantial costs to comply with environmental regulations. In the event of any such noncompliance or accident, the supply of Oncolym(R) for use in clinical trials or commercially could be interrupted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION. The Company intends to sell its products in the United States and internationally in collaboration with marketing partners. At the present time, the Company does not have a sales force to market Oncolym(R). If and when the FDA approves Oncolym(R), the marketing of Oncolym(R) will be contingent upon the Company entering into an agreement with a company with a sales force or upon the Company recruiting, training and deploying a sales force. The Company does not possess the resources and experience necessary to market either Oncolym(R) or its other product candidates. The Company has no arrangements for the distribution of its other product candidates, and there can be no assurance that the Company will be able to enter into any such arrangements in a timely manner or on commercially favorable terms, if at all. If the Company is successful in obtaining FDA approval for one of its other product candidates the Company's ability to market the product will be contingent upon it either licensing or entering into a marketing agreement with a large company or upon it recruiting, developing, training and deploying its own sales force. Development of an effective sales force requires significant financial resources and time. There can be no assurance that the Company will be able to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for the Company's product candidates.

        UNCERTAINTY OF MARKET ACCEPTANCE. Even if the Company's products are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that the Company's products will be commercially successful. If the Company's most advanced product, Oncolym(R) is approved, it would represent a significant departure from currently approved methods of treatment for Non-Hodgkin's lymphoma. Accordingly, Oncolym(R) may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of Oncolym(R) in the treatment of Non-Hodgkin's lymphoma. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy, rather than new alternative therapies. Market acceptance also could be affected by the availability of third party reimbursement. Failure of Oncolym(R) to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

        PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secrets and orphan drug designations. The Company has several United States patent(s), United States patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications owned by other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. The patent position worldwide of biotechnology companies in relation to proprietary products is highly uncertain and involves complex legal and factual questions. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the Company may have to participate in interference proceedings if declared by the United States Patent and Trademark Office to determine priority of inventions, which typically take several years to resolve and could result in substantial costs to the Company.

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

        FORWARD-LOOKING STATEMENTS. Based on current expectations, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth above, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture its products; competitive conditions within the industry may change adversely; upon development of the Company's products, demand for the Company's products may weaken; the market may not accept the Company's products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures, other commitments, or clinical trial casts, and (ii) obtaining new sources of external financing prior to the expiration of existing support arrangements or capital. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's business, financial position and results of operations.

        THE COMPANY
        -----------

        Techniclone Corporation was incorporated in the State of Delaware on September 25, 1996. On March 24, 1997, Techniclone International Corporation, a California corporation, was merged with and into Techniclone Corporation. The merger was effected for the purpose of effecting a change in the Company's state of incorporation from California to Delaware. Unless the context otherwise requires, references to the "Company" herein includes Techniclone Corporation, its predecessor Techniclone International Corporation, its former subsidiary Cancer Biologics, Inc. (which was merged into the Company on June 26, 1994) and its wholly owned subsidiary Peregrine Pharmaceuticals, Inc. The principal executive offices of the Company are located at 14282 Franklin Avenue, Tustin, California 92780-7017. The Company's telephone number is (714) 838-0500 and the Company's address on the World Wide Web is http://www.techniclone.com.

        The Company is engaged in the research and development of new technologies which can be utilized in the production of monoclonal antibodies and the production of specific monoclonal antibodies with prospective diagnostic and therapeutic applications. To date, the Company has been primarily engaged in the research, development and production of mouse and chimeric hybridoma cell lines and in the manufacture of monoclonal antibodies derived from these cell lines for in vivo therapeutic purposes. Products that appear to have commercial viability include (i) anti-lymphoma antibodies, LYM-1 and LYM-2 (collectively the "LYM Antibodies") and (ii) three advanced monoclonal antibody technologies for collateral targeting of solid tumors, Tumor Necrosis Therapy (TNT), Vascular Targeting Agents (VTA), and Vasopermeation Enhancement Agents (VEA).

        The Company holds an exclusive world-wide license to manufacture and market products using the LYM Antibodies. In clinical studies conducted at the University of California at Davis, over fifty patients with B-cell lymphoma were treated with linked to Iodine-131 (I131). A significant number of these patients had significant clinical responses including patients showing complete and durable responses. The side effects experienced by these patients were minimal and the toxicities, including bone marrow suppression, that normally accompany cancer treatment with conventional therapeutic radioisotopes were all clinically manageable.

        Phase II/III testing in multi-center clinical trials of the Oncolym(R) antibody in late stage non-Hodgkins lymphoma patients were conducted and sponsored by Alpha Therapeutic Corporation ("Alpha"), a wholly owned subsidiary of Green Cross Corporation. The clinical trials were being held at participating medical centers including M.D. Anderson, The Cleveland Clinic, Cornell University (N.Y.C.), George Washington University and University of Cincinnati. Alpha completed the patient imaging portion of the Phase II/III trial and submitted the final imaging and dosimetry data reports to the FDA in August 1997. Alpha met with the FDA on October 28, 1997, to discuss expansion of the clinical trials.

        On November 14, 1997, the Company entered into a Termination and Transfer Agreement (the "Termination Agreement") with Alpha Therapeutic Corporation ("Alpha"). The Termination Agreement terminates the Development Agreement dated October 28, 1992, as amended and transfers to the Company all of Alpha's right, title and interest in and to the IND Application and related documents and the Company's clinical program relating to the antibody. The Termination Agreement requires certain payments to be made (i) upon the signing of the Agreement, (ii) when the first patient is enrolled in a Techniclone sponsored clinical trial or six months, whichever is earlier, (iii) upon the company's filing of a BLA of and (iv) upon FDA approval of a BLA for LYM 1 and royalties on product sales thereafter.

        After acquiring Oncolym(R), the Company met with the FDA and further changed and expanded the treatment regimen. The Company expects to resume Phase III clinical trials for Oncolym(R) in the first quarter of 1998. Following the completion of the clinical trials, the Company will file an application with the FDA to market Oncolym(R) in the United States.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

GOING CONCERN
-------------

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1997 and during the first six months of fiscal 1998 and has an accumulated deficit at October 31, 1997. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and management expects that additional funds will be required in the future to continue to fund operations and clinical trials. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations which could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations. During the year ended April 30, 1997, the Company received significant funding through the issuance of preferred stock which has resulted in cash and short-term investment balances of approximately $6,822,000 as of October 31, 1997. Management believes that additional capital must be raised to support the Company's continued operations and other cash needs.

RESULTS OF OPERATIONS
---------------------

        The Company's net loss of approximately $3,429,000 before preferred stock accretion and dividends for the quarter ended October 31, 1997 represents an increase in losses of $1,909,000 from the prior year quarter ended October 31, 1996. The increase in the net loss for the quarter ended October 31, 1997, before preferred stock accretion and dividends is primarily attributable to a $1,984,200 increase in total costs and expenses which were partially offset by a $74,900 increase in total revenues. The Company's net loss of approximately $5,700,000 for the six months ended October 31, 1997 represents an increase in losses of $3,232,000 over the six months ended October 31, 1996. The increased loss over the comparable periods in the prior year is primarily attributable to increases in activity by the Company associated with the expansion of its facilities, continuation and expansion of the clinical trial activities for Oncolym(R) and TNT antibody technologies and increases in administrative and operational personnel related to increases in clinical trial activities and in preparation for scale-up of the manufacturing process for production of the Oncolym(R) antibodies to be used in Phase III clinical trials. The Company expects to continue to incur losses during the fiscal year ending April 30, 1998 as it further expands the clinical trials for its Oncolym(R) and TNT technologies.

        Revenues for the quarter ended October 31, 1997 increased $74,900 compared to the same period in the prior year. The quarterly increase in revenues is attributable to a $44,100 increase in interest income and a $30,800 increase in rental income. Revenues for the six months ended October 31, 1997 increased $191,500 compared to the same prior year period ended October 31, 1996. This increase is attributable to a $118,000 increase in interest income, a $69,200 increase in rental income and a $4,300 increase in sales revenue in comparison to the same prior year period ended October 31, 1996. Interest income increased during the current quarter coinciding with an increased level of cash available for investment. Management expects interest income during the remainder of the current year to approximate amounts earned in the prior year based on anticipated cash levels for the remainder of the year. Rental income increased as a result of the Company's purchase of a second building in October 1996, that is partially leased to tenants. Product sales increased in the six months ended October 31, 1997 compared to the period of the prior quarter due to shipments of Oncolym(R) used in the Phase II/III clinical trials. Management does not expect to sell antibodies during the remainder of the fiscal year ending April 30, 1998.

        The Company's total costs and expenses increased $1,984,200 during the quarter ended October 31, 1997, in comparison to the same prior year period ended October 31, 1996. This increase resulted from a $1,225,700 increase in research and development expenses, a $729,700 increase in general and administrative expenses, and a $28,900 increase in interest expense in comparison to the prior year period ended October 31, 1996. The Company's total costs and expenses increased $3,423,500 for the six months ended October 31, 1996, in comparison to the same prior year ended October 31, 1996. This increase resulted from a $4,300 increase in cost of sales, a $2,053,800 increase in research and development expenses, a $1,312,300 increase in general and administrative expenses and a $53,000 increase in interest expense in comparison to the prior year period ended October 31, 1996.

        The increase in cost of sales during the six months ended October 31, 1997 was due to the increase in sales of antibodies associated with the Oncolym(R) Phase II/III clinical trials. The increase in research and development expenses during the quarter and six months ended October 31, 1997, relates to increased internal research and development activities, increased research and patent activity associated with the acquisition of Peregrine Pharmaceuticals, Inc. (Peregrine) and the net effect of a write-off of inventory and the reduction in reserves for contract losses associated with terminating the Alpha Agreement. During the three and six month periods ended October 31, 1997, internal research and development costs increased due to increased payroll costs associated with hiring of additional management and staff personnel and increased costs to facilitate the expansion of clinical trial activity for Oncolym(R) and continued development of the TNT technologies in preparation for the filing of the Investigational New Drug Applications (IND's) for U.S. Phase I/II clinical trials. External research and development costs also increased during the three and six month periods ended October 31, 1997, due to increases in sponsored research and development costs and increased legal and patent costs primarily associated with the VTA technologies and the acquisition of Peregrine. Additionally, during the three months ended October 31, 1997, in conjunction with the Termination Agreement with Alpha. The Company wrote off the remaining value of its LYM-1 inventory ($241,000) and removed its reserve for contract losses ($248,000) and inventory reserves ($46,000). The inventory and related reserve were written off because subsequent to the Termination Agreement, the Company will no longer be selling inventory for use in the LYM-1 trials to Alpha at predetermined prices, but will be utilizing the inventory in Phase II/III clinical trials now being conducted by the Company.

        The increase in general and administrative expenses during the quarter and six months ended October 31, 1997, resulted primarily from increased payroll and related costs associated with the recruiting and hiring of new personnel, costs associated with the Company's annual shareholder meeting held on October 27, 1997, increased travel costs, an increase in stock-based compensation expense, and increased legal, accounting and other costs associated with the Class C Preferred Stock. The increase in the number of personnel and increased travel costs were required to facilitate the expansion of the Company's development and clinical trial activities and to facilitate expansion of European development activities. The increase in interest expense during the quarter and six months ended October 31, 1997 of $28,900 and $53,000, respectively, is primarily due to a higher level of interest bearing debt outstanding during the current quarter and six-month period as a result of the purchase of the Company's second building in October 1996. Original borrowings for the second facility amounted to $1,020,000.

        Management believes that research and development costs as well as expenses associated with clinical trials will continue to increase as the Company's continues to expand its clinical trial activities and increases production of the Oncolym(R) antibodies for the expanded Phase III Oncolym(R) clinical trials.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At October 31, 1997, the Company had approximately $6,821,700 in cash and cash equivalents and short-term investments and had working capital of approximately $3,859,300 compared to $12,228,700 in cash and cash equivalents and working capital of $10,618,000 at April 30, 1997. The Company experienced losses in fiscal 1997 and during the first six months of fiscal 1998 and had an accumulated deficit at October 31, 1997. During the year ended April 30, 1997, the Company received significant funding through the issuance of preferred stock which has resulted in cash and short-term investment balances of $6,821,700 as of October 31, 1997. Management believes that additional capital must be raised to support the Company's continued operations and other cash needs.

        The increased research and development activities, expanded clinical trial efforts and the acquisition of Peregrine and the continuance of obtaining patent and license rights related to the VTA technologies have increased the Company's losses and burn rate. The Company believes it can only reduce the burn rate if it significantly reduces programs or delays the commencement of clinical trials and development of the facilities. The Company believes that it will continue to experience losses and negative cash flow from operations for the foreseeable future as it increases activities associated with the Phase III clinical trials for Oncolym(R) and activities associated with its research, development and clinical trials for its Tumor Necrosis Therapy ("TNT") and other technologies. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials.

        The Company must raise additional capital in the future to sustain its research and development efforts and to provide for future clinical trials. Although management expects to receive additional funding in the future, there can be no assurance that funding will be received. If the

Company does not receive additional funding, it will be forced to scale back operations and it would have a material adverse effect on the Company.

        The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations.

COMMITMENTS
-----------

        At October 31, 1997, the Company had fixed commitments of approximately $2,700,000 for building improvements, equipment, furniture and fixtures, developmental research, clinical trials and consulting agreements. In addition, the Company has additional significant contingent obligations for payments to licensors for its technologies and to Alpha in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha. While this obligation to Alpha is contingent upon the Company attaining certain milestones, the Company believes the milestones are achievable and that it will incur these milestone obligations. The Company is actively pursuing a partner to assist with the marketing and development costs.

        As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain research and development and provide for future clinical trials. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. There can be no assurance that the company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research and development of the Company's additional product candidates. The Company is actively pursuing the possibility of raising additional funds with various lending institutions, investment banking firms and private investors, but as of December 1, 1997, the Company had not entered into any firm commitments for additional funds. If the initial results from any of clinical trials are poor, then management believes that such results will have a material adverse effect upon the Company's ability to raise additional capital, which will affect the Company's ability to continue a full-scale research and development effort for its antibody technologies. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. If the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing there would be a material adverse effect on the Company's business, financial position and results of operations.

            PART II

            Item 1.       Legal Proceedings.  None.
                          ------------------

            Item 2.       Changes in Securities.  None.
                          ----------------------

            Item 3.       Defaults Upon Senior Securities.  None.
                          --------------------------------

            Item 4.       Submission of Matters to a Vote of Security Holders.
                          ---------------------------------------------------

        The Company held an annual meeting of the stockholders (the "Stockholder Meeting") on October 27, 1997.

        At the Stockholder Meeting incumbent directors Lon H. Stone, Clive R. Taylor, Edward Joseph Legere, II and Carmelo J. Santoro were re-elected and Marc
E. Lippman was elected to the Board of Directors to serve until the next meeting of the stockholders or until their respective successors are elected and qualified.

        The number of shares voted in favor of the election of Lon H. Stone to the Board of Directors was 24,030,877 and the number of shares voted against or withheld were 341,587. The number of shares voted in favor of the election of Clive R. Taylor to the Board of Directors was 24,140,715 and the number of shares voted against or withheld were 231,749. The number of shares voted in favor of the election of Edward Joseph Legere II to the Board of Directors was 24,091,649 and the number of shares voted against or withheld were 280,815. The number of shares voted in favor of the election of Carmelo J. Santoro to the Board of Directors was 24,091,513 and the number of shares voted against or withheld were 280,951. The number of shares voted in favor of Marc E. Lippman to the Board of Directors was 24,152,118 and the number of shares voted against or withheld were 220,346.

        In addition, the stockholders approved the following: (i) an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 to 60,000,000 (Proposal 2); and (ii) the appointment of Deloitte & Touche LLP as independent auditors (Proposal 3). The number of shares voting in favor of Proposal 2 was 23,824,795, the number of shares voting against or withheld were 460,953 and the number of shares which abstained were 86,716. The number of shares voting in favor of Proposal 3 was 23,797,548, the number of shares voting against or withheld were 510,861 and the number of shares which abstained were 64,055.

            Item 5.       Other Information.  None.
                          ------------------

            Item 6.       Exhibits and Report on Form 8-K.
                          --------------------------------

                     (a)     Exhibits:

                     Exhibit Number           Description
                     --------------           -----------
                           27                 Financial Data Schedule

                     (b)     Reports on Form 8-K:  None.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TECHNICLONE CORPORATION

                                           By: /s/ Lon H. Stone
                                               ---------------------------------
                                               Lon H. Stone,
                                               Chief Executive Officer
                                               (Principal Executive Officer)

                                           By: /s/ William V. Moding
                                               ---------------------------------
                                               William V. Moding,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                             TECHNICLONE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                APRIL 30,         OCTOBER 31,
                                                        1997               1997
                                                    ------------       ------------
                                                                        (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                           $ 12,228,660       $  3,874,267
Short-term investments                                                    2,947,385
Other receivables                                        360,448            197,028
Inventories, net (Note 9)                                172,162             62,997
Prepaid expenses and other current assets                 20,138            139,488
                                                    ------------       ------------
         Total current assets                         12,781,408          7,221,165

PROPERTY:
Land                                                   1,050,510          1,050,510
Buildings and improvements                             3,350,916          3,679,121
Laboratory equipment                                   1,579,300          1,815,952
Furniture and fixtures                                   396,225            803,194
Construction-in-progress                                                  1,092,972
                                                    ------------       ------------
                                                       6,376,951          8,441,749

Less accumulated depreciation and amortization        (1,038,619)        (1,318,628)
                                                    ------------       ------------
Property, net                                          5,338,332          7,123,121

OTHER ASSETS:
Patents, net                                             178,815            231,588
Note receivable from officer and shareholder             356,914            369,214
Other                                                     46,001             35,017
                                                    ------------       ------------
         Total other assets                              581,730            635,819
                                                    ------------       ------------
                                                    $ 18,701,470       $ 14,980,105
                                                    ============       ============

See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                                      APRIL 30,         OCTOBER 31,
                                                                                        1997                1997
                                                                                    ------------       ------------
                                                                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                    $    707,504       $  1,512,427
Accrued legal and accounting fees                                                        385,500            729,477
Accrued payroll and related costs                                                        162,487            158,786
Accrued royalties and sponsored research                                                 339,560            184,667
Reserve for contract losses                                                              248,803
Accrued license termination fee (Note 9)                                                 100,000            100,000
Accrued interest                                                                          72,844             72,628
Current portion of long-term debt                                                         76,527            112,456
Other current liabilities                                                                 70,171            491,425
                                                                                    ------------       ------------
         Total current liabilities                                                     2,163,396          3,361,866

LONG-TERM DEBT                                                                         1,970,065          1,986,530

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock - $.001 par value; authorized 5,000,000 shares: Class B convertible preferred stock, shares outstanding April 30, 1997 and
       October 31, 1997, 2,200 shares; (liquidation
       preference of $2,605,041 at October 31, 1997)                                           2                  2
       Class C convertible preferred stock, shares outstanding -
       April 30, 1997 12,000 shares and October 31, 1997, 11,627 shares;
       (liquidation preference of $11,928,028 at October 31, 1997)                            12                 12
    Common stock - $.001 par value; authorized 60,000,000 shares;
       outstanding - April 30, 1997,27,248,652 shares; October 31, 1997,
       27,669,614 shares                                                                  27,249             27,670
    Additional paid-in capital (Note 8)                                               72,391,736         75,314,714
    Accumulated deficit (Note 8)                                                     (57,374,408)       (65,234,107)
                                                                                    ------------       ------------
                                                                                      15,044,591         10,108,291
    Less notes receivable from sale of common stock                                     (476,582)          (476,582)
                                                                                    ------------       ------------
       Total stockholders' equity                                                     14,568,009          9,631,709
                                                                                    ------------       ------------
                                                                                    $ 18,701,470       $ 14,980,105
                                                                                    ============       ============

See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                     -------------------------------       -------------------------------
                                      OCTOBER 31,        OCTOBER 31,        OCTOBER 31,        OCTOBER 31,
                                         1996               1997               1996               1997
                                     ------------       ------------       ------------       ------------
                                     (Unaudited)         (Unaudited)        (Unaudited)        (Unaudited)
REVENUES:
Net product sales and royalties      $         --       $         --       $         --       $      4,300
Interest and other income                  86,043            160,897            172,345            359,509
                                     ------------       ------------       ------------       ------------
     Total revenues                        86,043            160,897            172,345            363,809

COSTS AND EXPENSES:
Cost of sales                                  --                 --                 --              4,300
Research and development                  760,153          1,985,813          1,338,275          3,392,118
General and administrative:
  Unrelated entities                      745,406          1,449,375          1,121,621          2,431,981
  Affiliates                               75,757            101,464            131,012            133,001
Interest                                   24,758             53,622             49,732            102,699
                                     ------------       ------------       ------------       ------------
     Total costs and expenses           1,606,074          3,590,274          2,640,640          6,064,099

Net loss before preferred stock
 accretion and dividends               (1,520,031)        (3,429,377)        (2,468,295)        (5,700,290)
  Preferred stock accretion and
   dividends:
   Imputed dividends for
    Class B Preferred Stock              (119,896)           (65,947)          (330,945)          (151,030)
   Accretion of Class C
    Preferred Stock Discount                   --           (745,091)                --         (1,577,283)
   Imputed Dividends for Class
      C Preferred Stock                        --           (204,477)                --           (431,096)
                                     ------------       ------------       ------------       ------------

  Net Loss Applicable to
   Common Stock                      $ (1,639,927)      $ (4,444,892)      $ (2,799,240)      $ (7,859,699)
                                     ============       ============       ============       ============
  Weighted Average
  Shares Outstanding                   21,256,972         27,447,152         20,971,894         27,403,688
                                     ============       ============       ============       ============
  Net Loss per Share                       ($0.08)            ($0.16)            ($0.13)            ($0.29)
                                     ============       ============       ============       ============

See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                             NOTES
                                                                                                          RECEIVABLE
                              PREFERRED STOCK           COMMON STOCK         ADDITIONAL                      FROM
                             -----------------       -------------------     PAID IN      ACCUMULATED       SALE OF
                             SHARES     AMOUNT       SHARES       AMOUNT     CAPITAL        DEFICIT          STOCK        TOTAL
                             ------     ------       ------       ------     -------        -------          -----        -----
BALANCE AT
APRIL 30, 1997               14,200     $  14       27,248,652   $27,249   $72,391,736    $(57,374,408)    $(476,582)  $14,568,009

Common stock issued
 upon exercise of
 stock options (unaudited)                              20,750        21        21,950                                      21,971

Common stock issued
 for cash (unaudited)                                  143,979       144       549,856                                     550,000

Common stock issued
 for services
 (unaudited)                                            10,623        11        44,156                                      44,167

Stock-based compensation
 (unaudited)                                                                   267,773                                     267,773

Class C preferred stock
 offering costs
 (unaudited)                                                                  (115,193)                                   (115,193)

Conversion of Class C
 preferred stock
 (unaudited)                   (628)                   245,610       245          (245)

Accretion of Class C
 preferred stock
 discount (unaudited)                                                        1,577,283      (1,577,283)

Accretion of Class B
 and Class C  preferred
 stock dividends
 (unaudited)                    255                                            577,398        (582,126)                     (4,728)

Net loss (unaudited)                                                                        (5,700,290)                 (5,700,290)
                             ------     -----       ----------   -------   -----------    ------------     ---------    ----------
BALANCE AT
OCTOBER 31, 1997,
(unaudited)                  13,827     $  14       27,669,614   $27,670   $75,314,714    $(65,234,107)    $(476,582)   $9,631,709
                             ======     =====       ==========   =======   ===========    ============     =========    ==========

See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED
                                                                ----------------------------
                                                                OCTOBER 31,      OCTOBER 31,
                                                                   1996              1997
                                                                ------------     ------------
                                                                (Unaudited)      (Unaudited)
        CASH FLOWS FROM OPERATING
                   ACTIVITIES:
        Net loss                                                $(2,468,295)     $(5,700,290)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
        Stock based compensation                                    232,736          267,773
        Depreciation and amortization                               148,235          296,294
        Stock issued for services                                                     44,167
        Inventory write-off                                                          241,441
        Reserve for contract losses                                                 (294,428)
        Changes in operating assets and liabilities:
          Other  receivables                                         75,204          163,420
          Inventories, net                                          (96,441)         (86,651)
          Prepaid expenses and other current assets                  11,492         (119,350)
          Accounts payable and accrued legal and
            accounting fees                                         (49,015)       1,148,900
          Accrued royalties and sponsored research fees                  --         (154,893)
          Other accrued expenses and current liabilities             29,825          417,337
                                                                -----------      -----------
                  Net cash used in operating activities          (2,116,259)      (3,776,280)

        CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of short-term investments              3,898,888
        Purchase of short-term investments                         (984,083)      (2,947,385)
        Property acquisitions                                    (2,086,557)      (2,061,707)
        Increase in other assets                                     (6,175)         (73,465)
                                                                -----------      -----------
                  Net cash provided by (used in)
                  investing activities                              822,073       (5,082,557)

        CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                        8,000          571,971
        Payment of Class C preferred stock offering                                 (115,193)
        costs
        Payment of Class C fractional share dividends                                 (4,728)
        Principal payments on long-term debt                        (12,723)         (45,687)
        Proceeds from issuance of long-term debt                  1,020,000           98,081
                                                                -----------      -----------
                  Net cash provided by financing activities       1,015,277          504,444



See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     SIX MONTHS ENDED
                               ------------------------------
                                OCTOBER 31,       OCTOBER 31,
                                   1996              1997
                               ------------      ------------
                               (Unaudited)       (Unaudited)
NET DECREASE IN CASH AND
CASH EQUIVALENTS               $   (278,909)     $ (8,354,393)

CASH AND CASH EQUIVALENTS,
   beginning of period            4,179,313        12,228,660
                               ------------      ------------
CASH AND CASH EQUIVALENTS,
   end of period               $  3,900,404      $  3,874,267
                               ============      ============
SUPPLEMENTAL INFORMATION:

Interest paid                  $     41,776      $    102,915
                               ============      ============
Income taxes paid              $      1,034      $        800
                               ============      ============



See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1997 and during the first six months of fiscal 1998 and has an accumulated deficit at October 31, 1997. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and management expects that additional funds will be required in the future to continue to fund operations and clinical trials. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to scale back operations which could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately to attain successful operations. During the year ended April 30, 1997, the Company received significant funding through the issuance of preferred stock which has resulted in cash and short-term investment balances of $6,821,700 as of October 31, 1997. Management believes that additional capital must be raised to support the Company's continued operations and other cash needs.

(2) The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at October 31, 1997, and the consolidated results of its operations and its consolidated cash flows for the three month and six months periods ended October 31, 1997 and 1996. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Securities and Exchange Commission on July 29, 1997, as amended by a Form 10-K/A filed on or about October 14, 1997.

(3)     The Company will adopt Statement of Financial Accounting Standards
        (SFAS) No. 128, "Earnings per Share" beginning in the quarter ending January 31, 1998. Under SFAS No. 128, the Company will be required to disclose basic earnings (loss) per share and diluted earnings (loss) per share for all periods for which an income statement is presented. The Company believes that adoption of this standard will have no effect on the basic or diluted earnings per share for periods in which the Company incurs losses and that its adoption will result in an increase in basic earnings per share in periods with income and will have no effect on the fully diluted earnings per share in periods with income.

        In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general purpose financial statements. SFAS 130 is effective for the Company for the fiscal year ending April 30, 1999 with reclassification of comparative (earlier period) financial statements and is applicable to interim periods. The Company believes that the adoption of SFAS 130 will cause it to display an amount representing total comprehensive income for that period, but that this amount will not differ significantly from the disclosure presently made in its consolidated statement of operations.

(4) Short-term investments at October 31, 1997, represent a six-month term treasury bill valued at $999,200 and a six-month term Federal Home Loan Bank Discount Note valued at $1,948,185, which expire at various dates through January 1998. Both short-term investments are classified as held-to-maturity and are stated at cost, which approximates fair value.

(5) Net loss per share is calculated by adding the net loss for the quarter and six-month period to the dividends and Preferred Stock issuance discount accretion on the Class B Preferred Stock and the Class C Preferred Stock during the quarter and the six-month period divided by the weighted average number of shares of common stock outstanding during the quarter and six-month period. Shares issuable upon the exercise of common stock warrants and options have been excluded from the quarter and six-month period ended October 31, 1997 and 1996 per share calculation because their effect is antidilutive. Accretion of the Class B and Class C Preferred Stock dividends and issue discount amounted to $1,015,515 and $119,896 for the quarters ended October 31, 1997 and 1996 and $2,159,409 and $330,945 for the six-month periods ended October 31, 1997 and 1996, respectively.

(6) In August 1997, the Company filed a Registration Statement on Form S-3 to register common shares which may be issued should the Class C Preferred stockholders exercise their conversion rights under the 5% Preferred Stock Investment Agreement. Commencing on September 26, 1997, the Class C Stock is convertible at the option of the holder into a number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by 13% starting on November 26, 1997, 20% starting on January 26, 1998, 22.5% starting on March 26, 1998, 25% starting on May 26, 1998, and 27% starting on July 26, 1998 and thereafter. After March 24, 1998, the Conversion Price will be the lower of the Conversion Price as calculated in the preceding sentence or the average of the Closing Price of the Company's common stock for the thirty (30) trading days including and immediately preceding March 24, 1998 (the "Conversion Cap"). In addition to the common stock issued upon conversion of the Class C Stock, warrants to purchase one-fourth of the number of shares of common stock issued upon the conversion will be issued to the converting investor. The Warrants are exercisable at 110 percent of the Conversion Cap through April 2002. Subject to certain conditions contained in the Certificate of Designation, the Class C Stock is subject to mandatory redemption upon certain events as defined in the Certificate of Designation and mandatory conversion at any time after April 25, 1998. Some of the mandatory redemption features are within the control of the Company. For those mandatory redemption features that are not within the control of the Company, the Company has the option to redeem the Class C Stock in cash or in common stock. Should a redemption event occur, it is the Company's intention to redeem the Class C Stock through the issuance of the Company's common stock. Except as provided in the Certificate of Designation or by Delaware law, the Class C Stock does not have voting rights.

(7) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

(8) At the March 13, 1997, meeting of the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("SEC") issued an announcement regarding accounting for the issuance of convertible preferred stock and debt securities. The announcement dealt with, among other things, the belief by the SEC staff that any discounts on future conversions of preferred securities are analogous to a dividend and should be recognized as a return to the preferred shareholders. At October 31, 1997, the Company had two classes of securities with future conversion discounts, the Class B Preferred Stock and the Class C Preferred Stock. Both of these securities include conversion features which permit the holders of the preferred stock to convert their holdings to common shares at a discount from the market price of the common shares when converted.

        Under this accounting treatment, the value of the discount has been reflected in the consolidated financial statements as additional preferred dividends and has been accreted through the first possible conversion date (Class B) or through the first date of the maximum conversion discount (Class C). This accounting treatment also gives effect to the recognition in the calculation of net loss per share of additional preferred dividends on the Class B and Class C Preferred Stock representing the accretion of the issuance discount which had not been previously recognized in the calculation of net loss per share.

(9) Subsequent to October 31, 1997, the Company terminated its agreement with Alpha Therapeutic ("Alpha") and reacquired all of Alpha's rights in Oncolym(R) for certain fixed payments, milestone payments and royalties on future sales of Oncolym(R). As a result of this transaction, the Company wrote off inventory of approximately $241,000 and a contract loss and inventory reserves aggregating $294,000.