Form 10-Q
period 1998-01-31
TECHNICLONE CORP/DE/
filed 1998-03-17
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
               JANUARY 31, 1998
                                       OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES X NO__.

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

                        40,428,555 shares of Common Stock
                               as of March 2, 1998



                               Page 1 of 30 pages

                         PART I -- FINANCIAL INFORMATION



ITEM 1   _     FINANCIAL STATEMENTS

       The following financial statements required to be provided by this Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report, Form 10-Q:


                                                                                                   Page
                                                                                                   ----

Consolidated Balance Sheets at April 30, 1996 and January 31, 1998 (unaudited)                      20

Consolidated Statements of Operations for the periods from November 1, 1996 to January 31, 1997 (unaudited) and from November 1, 1997 to January 31, 1998
(unaudited); from May 1, 1996 to January 31, 1997 (unaudited) and from
May 1, 1997 to January 31, 1998 (unaudited)                                                         22

Consolidated Statement of Stockholders' Equity for the period from April
30, 1997 to January 31, 1998 (unaudited)                                                            23

Consolidated Statements of Cash Flows for the periods from May 1, 1996 to January 31, 1997 (unaudited) and from May 1, 1997 to January 31, 1998
(unaudited)                                                                                         24

Notes to Consolidated Financial Statements (unaudited)                                              26


        FACTORS THAT MAY AFFECT FUTURE RESULTS

        GOING CONCERN. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1997 and in the first nine months of fiscal 1998 and has an accumulated deficit of approximately $69,182,000 at January 31, 1998. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and additional funds will be required in the near term to continue to fund operations and clinical trials. There can be no assurances that this funding will be received. If the Company does not receive additional funding through financings or licensing arrangements or other sources, it will be forced to consider bankruptcy issues, scale back operations which would have a material adverse effect on the Company or to seek judicial reorganization and protection from its creditors. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as will be required and, ultimately to attain successful operations. During the year ended April 30, 1997, the Company received funding through the issuance of preferred stock which has resulted in cash and cash equivalents balance of approximately $2,670,000 as of January 31, 1998. Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs.

        NEED FOR ADDITIONAL CAPITAL. At January 31, 1998, the Company had approximately $2,670,000 in cash and cash equivalents. The Company currently has significant liabilities related to the construction of manufacturing facilities and has commitments to expend additional funds for facilities construction, clinical trials, radiolabeling contracts, consulting, and for the repurchase of Oncolym(R) (LYM-1) marketing rights from Alpha Therapeutic Corporation ("Alpha"). The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale up for clinical trial production continues. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. As a result of increased activities in connection with the Phase II/III clinical trials for Oncolym(R), the development and clinical trial costs associated with Tumor Necrosis

Therapy ("TNT") and the development costs associated with Vascular Targeting Agents ("VTA"), the Company expects that the monthly negative cash flow will continue. To sustain research and development, provide for future clinical trials and to continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products, the Company must raise additional funds. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research and development of the Company's additional product candidates.

        The Company is actively pursuing various short-term and long-term financings with lending institutions, venture funds and private investors. The Company is pursuing short-term funding for amounts between $2,000,000 and $6,000,000 and long-term funding for gross proceeds between $20,000,000 and $60,000,000.

        At March 14, 1998, the Company had firm commitments providing for borrowings aggregating $2,500,000 from two lending sources. One of these commitments provides for an extension of time until June 30, 1998, to pay outstanding construction costs of approximately $1,900,000 as of March 1, 1998 and provides for immediate funding of $500,000 for working capital purposes. Under this commitment, the construction costs and any additional funding would be due on June 30, 1998, would bear interest at a bank's prime rate plus 5% and would be collateralized by the Company's facilities. Interest on the borrowings would be payable in common stock of the Company at $1.00 per share. In addition, in exchange for this commitment, the lender would receive a warrant, expiring in March 2001, to purchase up to 240,000 shares of the Company's common stock at $.5625 per share. The Company expects that it will exercise its rights to defer the payment of $1,900,000 and to provide immediate funding of $500,000.


        The other commitment is with Biotechnology Development, Ltd. (BTD), an affiliate of a significant shareholder, and provides for borrowings of up to $2,000,000 under a line of credit, expiring May 31, 1998. Borrowings under the line of credit would bear interest at 9% annually and are payable only on the earlier of (i) completion of a long-term financing or a significant licensing arrangement (as defined in the agreement) or (ii) at the time the Company can demonstrate it has sufficient funding to retire the Note, complete the Oncolym(R) trials and file a BLA for Oncolym(R). If none of these occurs before January 1, 1999, the Company would not be able to retire the Note and would be considered in default. In exchange for providing this commitment, whether or not the Company borrows under this arrangement, BTD will receive a warrant, expiring in March 2003, to purchase 500,000 shares of the Company's common stock at $1.00 per share. Should the Company exercise its ability to borrow under this agreement and be unable to repay the amounts when due, BTD would receive another warrant to purchase 500,000 shares of the Company's common stock at $1.00 per share. In addition, if the Company defaults, BTD would obtain all rights and assume all obligations relating to the LYM-1 and LYM-2 licensing rights that the Company has with Northwestern University ("Licensing Agreement"). BTD would have the right to manufacture LYM-1 and LYM-2 and would retain the marketing rights for North and South America. As part of the foreclosure, BTD would grant Techniclone worldwide marketing rights for LYM-1 and LYM-2 for the remainder of the world and would pay Techniclone a 5% royalty on all sales of LYM-1 and LYM-2 on products sold in North and South America. The Company would have an option to purchase the LYM-1 and LYM-2 licensing and marketing rights from BTD for $10,000,000, reimbursement of costs as specified in the agreement, issuance of a warrant to purchase 1,000,000 shares of the Company's common stock for $1.00 per share and a perpetual royalty of 5% on world-wide sales of the LYM-1, LYM-2 and related products. BTD, at its option, may transfer amounts advanced under the commitment into any financing obtained by the Company in the future on the same terms as the future financing. If BTD elects to transfer the amounts into a future financing, all terms of this commitment, except the issuance of the original warrant to purchase 500,000 shares of the Company's common stock at $1.00 per share would terminate. The Company does not intend to borrow under this arrangement unless other short term financing, with acceptable terms, cannot be obtained.

        The Company is also pursuing funding for up to $4,000,000 from private investors under a secured convertible debt arrangement and funding for up to $4,250,000 under a securitized debt arrangement. As of March 14, 1998, no commitments have been received under either of these arrangements. Should sufficient funding be obtained under either of these arrangements, borrowings under the $2,000,000 commitment described above would not be made.

        In addition to the short term financing arrangements described above, the Company is actively pursuing licensing arrangements with various well established companies and is pursuing long-term financing arrangements with private investors and venture firms. The Company is seeking financing for gross proceed amounts between $20,000,000 and $60,000,000 from these groups.

        One of the financings with a private investor group would provide for aggregate funding of $60,000,000 in gross proceeds. Of this amount, the Company expects that approximately $20,000,000 in gross proceeds will be in the form of a convertible debenture and the remaining $40,000,000 in gross proceeds will be in the form of a minority interest in a newly formed Techniclone European operating subsidiary. Completion of this financing is subject to the satisfactory completion of the due diligence process and resolution of issues relating to the U.S. and European tax aspects of the transaction by the investor group.

        The Company is also in preliminary discussions regarding long-term financings with other potential investors.

        With the exception of the two aforementioned short term funding commitments, there can be no assurances that any financings will be completed in a timely manner or at all. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

        The Company believes that it has sufficient cash on hand and available pursuant to the financing commitments described above to meet its obligations on a timely basis through June 30, 1998.

        COMMERCIAL PRODUCTION. To conduct clinical trials on a timely basis, obtain regulatory approval and be commercially successful, the Company must be able to scale up its manufacture processes and facilities and ensure compliance with regulatory requirements of its product candidates so that such product candidates can be manufactured in increased clinical trial quantities and ultimately in commercial quantities. As the Company's first product, Oncolym(R) moves forward in the clinical trial process for FDA approval, the Company or a contract manufacturer must scale up its production process to enable production in commercial quantities. The Company has expended significant funds for the scale up of its Oncolym(R) product and expects that additional funds will be required to complete the scale up process and that, if the Company were to commercially manufacture the product, it will have to expend an additional six to ten million dollars on production facility expansion. Accordingly, once the Company's current scale up project is complete, the Company believes it can successfully negotiate an agreement with a contract manufacturer to have Oncolym(R) produced on a "per run basis" thereby deferring or eliminating the significant expenditure (Six to Ten Million Dollars) which it estimates is required to upgrade its facilities to handle commercial quantities. The Company anticipates that production of its products in commercial quantities will create technical and financial challenges for the Company. The Company has limited manufacturing experience, and no assurance can be given as to the Company's ability to scale its manufacturing, the suitability of the Company's present facility for clinical trial production or commercial production, the Company's ability to make a successful transition to commercial production or the Company's ability to reach an acceptable agreement with a contract manufacturer to produce Oncolym(R) or the Company's other product candidates in clinical or commercial quantities. The failure of the Company to scale its manufacturing for clinical trial or commercial production or to obtain a contract manufacturer could have a material adverse effect on the Company's business, financial position and results of operations.

        FLUCTUATION OF FUTURE OPERATING RESULTS. Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include worldwide economic and political conditions and industry specific factors. If the Company is to remain competitive and is to timely develop and produce commercially viable products at competitive prices in a timely manner, it must maintain access to external financing sources until it can generate revenue from licensing transactions or sales of products. The Company's ability to obtain financing and to manage its expenses and cash depletion rate ("burn rate") is the key to the Company's continued development of product candidates and the completion of ongoing clinical trials. The Company expects that its burn rate will vary substantially on a quarter to quarter basis as it funds non-recurring items associated with clinical trials, product development, patent legal fees and various consulting fees. The Company has limited experience with clinical trials and if the Company encounters unexpected difficulties with its operations or clinical trials, it may have to expend additional funds which would increase its burn rate.

        EARLY STAGE OF DEVELOPMENT. Since its inception, the Company has been engaged in the development of drugs and related therapies for the treatment of people with cancer. The Company's product candidates are generally in the early stages of development, with only one product candidate currently in a clinical trial and another clinical trial scheduled to begin. Revenues from product sales have been insignificant and throughout the Company's history there have been minimal revenues from product royalties. If the initial results from any of the clinical trials are poor, then management believes that such results will have a material adverse effect upon the Company's ability to raise additional capital, which will affect the Company's ability to continue a full-scale research and development effort for its antibody technologies. Additionally, product candidates resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next year. No assurance can be given that the Company's product development efforts, including clinical trials, will be successful, that required regulatory approvals for the indications being studied can be obtained, that its product candidates can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed.

        ANTICIPATED FUTURE LOSSES. The Company has experienced significant losses since inception. As of January 31, 1998, the Company's accumulated deficit was approximately $69,182,000. The Company expects to incur significant additional operating losses in the future and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. All of the Company's products are in development, preclinical studies or clinical trials, and significant revenues have not been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate significant product revenues for at least the next few years. There can be no assurance that the Company will ever generate significant product revenues which are sufficient to become profitable or to sustain profitability.

        SHARES ELIGIBLE FOR FUTURE SALE; DILUTION; CONTROL. The decline in the market price of the Company's Common Stock has lead to substantial dilution to current holders of Common Stock. The Class C Preferred Stock provides shares of Class C Preferred Stock will, if converted, be converted into shares of the Company's Common Stock at the lower of a conversion cap or a conversion price indexed to the market price of the Common Stock at the time of conversion. On conversion of the Class C Preferred Stock into Common Stock, all of the issued shares of Common Stock, are freely tradable. Sales, particularly short selling, of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of the Common Stock and, depending upon the then current market price of the Common Stock, increase the risks associated with the possible conversion of the Class C Preferred Stock. Since September 26, 1997, the date on which the Class C Preferred Stock was first convertible, the price of the Company's common stock has steadily declined while trading volume has increased significantly.

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

        During the quarter ended January 31, 1998, 50 shares of Class B Preferred Stock were converted into 56,767 shares of Common Stock and 1,226 shares of Class C Preferred Stock were converted into 921,184 shares of Common Stock. During the quarter ended January 31, 1998, warrants to purchase 230,296 shares of Common Stock were issued to holders of the Class C Preferred Stock in connection with conversions. As of March 2, 1998, the holders of the remaining 2,150 shares of Class B Preferred Stock had converted such stock into 4,269,394 shares of Common Stock and at March 2, 1998, the holders of Class C Preferred Stock had converted 5,556 Preferred Shares into 8,671,390 shares of Common Stock and 7,169 shares of Class C Preferred Stock remained outstanding with a total liquidation preference of approximately $7,228,000. In conjunction with the conversions of Class C Preferred Stock between February 1, 1998 and March 2, 1998, warrants to purchase 2,167,847 shares of common were granted, which will be priced on March 24, 1998 at 110% of the conversion cap as defined in the Preferred Stock agreement.

        In addition to the warrants set forth above, the Company has outstanding warrants to issue 373,310 shares of stock at prices ranging from $3.00 to $5.30. The warrants expire as follows: 6,000 warrants expire in April 1998, 10,000 in December 1999 and 357,310 in December 2000. In connection with its search for a chief executive officer, the Company has committed to grant additional warrants. Such grant is dependent on the success and the conclusion date of the search. As of January 31, 1998, the Company had granted options to purchase 4,739,000 shares of Common Stock pursuant to its stock option plans.

        ISSUANCE OF ADDITIONAL SHARES; SHAREHOLDER MEETING. If all convertible instruments were converted into Common Stock on March 2, 1998, the Company would be obligated to issue stock in excess of its authorized Common Stock. The Company has scheduled a Shareholder Meeting for April 23, 1998, to approve an increase in its authorized Common Stock to 120,000,000 shares.

        STOCK PRICE FLUCTUATIONS AND LIMITED TRADING VOLUME. The Company's participation in the highly competitive biotechnology industry often results in significant volatility in the market price of the Company's Common Stock. Also, at times there is a limited trading volume in the Company's Common Stock. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of biotechnology products and economic and other external factors, as well as period-to-period fluctuations in financial results may have a significant impact on the market price of the Company's Common Stock. The volatility in the stock price and the potential additional new shares of Common Stock that may be issued on the conversion of Class C Preferred Stock and the historical limited trading volume are significant risks investors should consider. As a result of the decline in the price of the Common Stock, when the holders of the Class C Preferred Stock convert, the Company will be required to issue a substantial amount of additional shares of common stock because the Class C Preferred Stock provides that the conversion of such shares of Class C Preferred Stock into shares of the Company's Common Stock shall be at the lower of a conversion cap or a conversion price indexed to the market price of the Common Stock at the time of conversion. As can be seen from the recent increases in volume and the resulting price decline in the shares of the Company's common stock, if the holders of the Class C Preferred Stock convert all or a significant portion of their Class C Preferred Stock in a limited time period and attempt to sell all or a significant portion of the shares of Common Stock issued in conversion in the open market, a severe depression of the market price for a share of the Company's Common Stock could result.

        MAINTENANCE CRITERIA FOR NASDAQ SECURITIES. The National Association of Securities Dealers, Inc. ("NASD"), which administers NASDAQ, recently made changes in the criteria for continued NASDAQ eligibility on the NASDAQ SmallCap Market. In order to continue to be included in NASDAQ, the Company must maintain $2 million in tangible net assets, public float of 500,000 shares with a $1,000,000 market value of its public float and $1 million in total capital and surplus. In addition, continued inclusion requires two market-makers, at least 300 holders of the Common Stock and a minimum bid price of $1 per share; provided, however, that if the Company falls below such minimum bid price, it will remain eligible for continued inclusion in NASDAQ if the market value of the public float is at least $1 million and the Company has $2 million in capital and surplus. The Company's failure to meet these maintenance criteria in the future may result in the discontinuance of the inclusion of its securities in NASDAQ. In such event, the Company would become subject to the "penny stock" rules and trading, if any, in the Company's Common Stock would then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board or "pink sheets market." If the

Company does not maintain its NASDQ listing, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the securities.

        INTENSE COMPETITION. The biotechnology industry is intensely competitive and changing rapidly. Substantially all of the Company's existing competitors have greater financial resources, larger technical staffs, and larger research budgets than the Company and greater experience in developing products and running clinical trials. Two of the Company's competitors, Idec Pharmaceuticals Corporation ("Idec") and Coulter Pharmaceuticals, Inc. ("Coulter"), each have a lymphoma antibody which, while indicated for a different stage of the Non-Hodgkins Lymphoma, may compete with the Company's Oncolym(R) product. The Company believes that both Idec and Coulter will be marketing their respective lymphoma products prior to the time the Oncolym(R) product receives marketing approval. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial position and results of operations. There can be no assurance that the Company's competitors will not be able to raise substantial funds and to employ these funds and their other resources to develop products which compete with the Company's other product candidates.

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

        The results of initial preclinical and clinical testing of the products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. The Company's clinical data gathered to date with respect to its Oncolym(R) antibody are primarily from a Phase II dose escalation trial which was designed to develop and refine the therapeutic protocol, to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with a radiolabeled antibody. Further, the data from this Phase II dose escalation trial were compiled from testing conducted at a single site and with a relatively small number of patients. Substantial additional development and clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this potential product. There can be no assurance that clinical trials of the Oncolym(R) or other product candidates under development will demonstrate the safety and efficacy of such products to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of Oncolym(R) or any other therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        SOURCE OF RADIOLABELING SERVICES. The Company procures its radiolabeling services pursuant to negotiated contracts with three different radiolabeling companies. There can be no assurance that these suppliers will be able to qualify their facilities, label and supply antibody in a timely manner, if at all, or that governmental clearances will be provided in a timely manner, if at all, and that clinical trials will not be delayed or disrupted as a result. The Company will pursue additional suppliers of these services and it expects to rely on its current suppliers for all or a significant portion of its requirements for the Oncolym(R) antibody for the foreseeable future. Prior to commercial distribution, the Company will be required to identify and contract with a commercial radiolabeling facility for commercial quantities. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the I(131) radioisotope. Accordingly, any change in the Company's existing or planned contractual relationships with, or interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market the Oncolym(R) antibody, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

        HAZARDOUS AND RADIOACTIVE MATERIALS. The manufacturing and use of the Company's Oncolym(R) requires the handling and disposal of I(131). The Company is relying on its current contract manufacturers, to radiolabel its antibodies with I(131) and to comply with various state and federal regulations regarding the handling and use of radioactive materials. Violation of these state and federal regulations by these radiolabeling companies or a clinical trial site could delay significantly completion of such trials. Violations of safety regulations could occur with these manufacturers, and, therefore, there is a risk of accidental contamination or injury. The Company could be held liable for any damages that result from such an accident, contamination or injury from the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may incur substantial costs to comply with environmental regulations. In the event of any such noncompliance or accident, the supply of Oncolym(R) for use in clinical trials or commercially could be interrupted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION. The Company intends to sell its products in the United States and internationally in collaboration with marketing partners. At the present time, the Company does not have a sales force to market Oncolym(R). If and when the FDA approves Oncolym(R), the marketing of Oncolym(R) will be contingent upon the Company entering into an agreement with a company with a sales force or upon the Company recruiting, training and deploying a sales force. The Company does not possess the resources and experience necessary to market either Oncolym(R) or its other product candidates. The Company has no arrangements for the distribution of its other product candidates, and there can be no assurance that the Company will be able to enter into any such arrangements in a timely manner or on commercially favorable terms, if at all. If the Company is successful in obtaining FDA approval for one of its other product candidates, the Company's ability to market the product will be contingent upon it either licensing or entering into a marketing agreement with a large company or upon it recruiting, developing, training and deploying its own sales force. Development of an effective sales force requires significant financial resources and time. There can be no assurance that the Company will be able to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for the Company's product candidates.

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

        FORWARD-LOOKING STATEMENTS. Based on current expectations, this 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth above, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture its products; competitive conditions within the industry may change adversely; upon development of the Company's products, demand for the Company's products may weaken; the market may not accept the Company's products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures, other commitments, or clinical trial costs and (ii) obtaining new sources of external financing prior to the expiration of existing support arrangements or capital. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's business, financial position and results of operations.



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

        The Company holds an exclusive world-wide license to manufacture and market products using the LYM Antibodies. In clinical studies conducted at the University of California at Davis, over fifty patients with B-cell lymphoma were treated with LYM-1 linked to Iodine-131 (I131). A significant number of these patients had significant clinical responses including patients showing complete and durable responses. The side effects experienced by these patients were minimal and the toxicities, including bone marrow suppression, that normally accompany cancer treatment with conventional therapeutic radioisotopes were all clinically manageable.

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

        The Company has received clearance from the United States Food and Drug Administration (FDA) to begin Phase I human clinical trials of 131I-chTNT-1/B, a radioactive chimeric monoclonal antibody, for the treatment of malignant glioma. The protocol will use an interstitial delivery system pioneered by the National Institutes of Health (NIH). The interstitial delivery system pioneered by NIH uses a low-pressure intra-tumoral catheter reported to deliver therapeutic agents to large regions of the brain by increasing bulk flow and producing interstitial convection. The Phase I clinical investigation is designed to assess the safety and tolerability of interstitially administered 131I-chTNT-1/B. The protocol will include up to 24 patients with recurrent supratentorial anaplastic astrocytoma and glioblastoma multiforme who are candidates for surgical treatment. 131I-chTNT-1/B will be given by continuous infusion (CI) through a stereotactically place intra-tumoral catheter over 24-hours. Endpoints in the study include safety, determination of the maximum tolerated dose, pharmacokinetic profile, and radiation dosimetry. Contract negotiations with clinical sites are currently underway with a number of universities in the United States. The studies are scheduled to begin enrollment by March 31, 1998.

        Oncolym (131I-Lym-1) is a radiolabeled murine monoclonal antibody. When the Lym-1 antibody is attached to the radioactive form of iodine-131, the result is 131I-Lym-1 or Oncolym. In vitro studies with this antibody indicated its potential for high specificity for human lymphoma cells. Oncolym is being investigated as a treatment for patients with intermediate- and high-grade relapsed or refractory non-Hodgkin's B-cell lymphoma that have failed two prior chemotherapy treatments. To date, 88 patients have been treated with a therapeutic dose of Oncolym. Of the total number of treated patients, 39 achieved complete or partial remissions of their tumors. Side effects such as thrombocytopenia (low platelets) and leukopenia (low white blood cells) have been observed. However, the U.S. Food and Drug Administration (FDA) will need to review all clinical data to confirm findings before Oncolym is cleared for marketing.

        The current Phase II/III investigational protocol to evaluate the efficacy of Oncolym in the treatment of patients with intermediate- and high-grade relapsed or refractory non-Hodgkin's B-cell lymphoma has been submitted to FDA. This study will evaluate the effect of two therapeutic doses (60 mCi/m2) of radiolabeled Lym-1 given 6 weeks apart. This dose is based on data from previous studies. There are no restrictions for prior chemotherapy regimens and in many cases patients may be able to be treated in oupatient facilities rather than in the hospital. The Company expects to begin this multi-center clinical trials prior to March 31, 1998.

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

        After acquiring Oncolym(R), the Company met with the FDA and further changed and expanded the treatment regimen. The Company expects to resume Phase II/III clinical trials for Oncolym(R) in the first quarter of 1998. Following the completion of the clinical trials, the Company will file an application with the FDA to market Oncolym(R) in the United States.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GOING CONCERN

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1997 and during the first nine months of fiscal 1998 and has an accumulated deficit at January 31, 1998 of approximately $69,182,000. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and management expects that additional funds will be required in the future to continue to fund operations and clinical trials. There can be no assurances that this funding will be received. If the Company does not receive additional funding through financings or licensing arrangements or other sources, it will be forced to consider bankruptcy and will have to scale back operations which could have a material adverse effect on the Company. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as will be required and, ultimately to attain successful operations. During the year ended April 30, 1997, the Company received funding through the issuance of preferred stock which has resulted in cash and cash equivalents balance of approximately $2,670,000 as of January 31, 1998. Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs.

RESULTS OF OPERATIONS

        The Company's net loss of approximately $2,960,000, before preferred stock accretion and dividends, for the quarter ended January 31, 1998, represents an increase in losses of approximately $1,537,000 from the prior year quarter ended January 31, 1997. The increase in the net loss for the quarter ended January 31, 1998, before preferred stock accretion and dividends is primarily attributable to a $1,585,000 increase in total costs and expenses which were partially offset by a $48,000 increase in total revenues. The Company's net loss of approximately $8,661,000, before preferred stock accretion and dividends, for the nine months ended January 31, 1998 represents an increase in losses of $4,770,000 over the nine months ended January 31, 1997. The increased loss over the comparable periods in the prior year is primarily attributable to expansion of Company's facilities, continuation and expansion of the clinical trial activities for Oncolym(R) and TNT antibody technologies and increases in administrative and operating personnel related to increases in clinical trial activities and preparation for scale-up of the manufacturing process for production of the Oncolym(R) antibodies to be used in Phase III clinical trials. The Company expects to continue to incur losses during the fiscal year ending April 30, 1998, as it further expands the clinical trials for its Oncolym(R) and TNT technologies.

        Revenues for the quarter ended January 31, 1998, increased approximately $48,000 compared to the same period in the prior year primarily as a result of an increase in interest income during the current period. Revenues for the nine months ended January 31, 1998, increased approximately $239,000 compared to the same prior year period ended January 31, 1997. This increase is primarily attributable to a $162,000 increase in interest income and a $73,000 increase in rental income in comparison to the same prior year period ended January 31, 1998. Interest income increased during the current quarter coinciding with an increased level of cash available for investment. Interest income is not expected to be significant during the remainder of the fiscal year due to the level of cash balances on hand. Rental income increased as a result of the Company's purchase of a second building in October 1996, that is partially leased to tenants. Product sales were minimal during the nine months ended January 31, 1998 and the Company does not expect to sell antibodies during the remainder of the fiscal year ending April 30, 1998.

        The Company's total costs and expenses increased approximately $1,585,000 during the quarter ended January 31, 1998, in comparison to the same prior year period ended January 31, 1997. This increase resulted from a $1,243,000 increase in research and development expenses and a $342,000 increase in general and administrative expenses in comparison to the prior year period ended January 31, 1997. The Company's total costs and expenses increased approximately $5,009,000 for the nine months ended January 31, 1998, in comparison to the same prior year ended January 31, 1997. This increase resulted primarily from a $3,297,000 increase in research and development expenses, a $1,654,000 increase in general and administrative expenses and a $54,000 increase in interest expense in comparison to the prior year period ended January 31, 1997.

        The increase in research and development expenses during the quarter and nine months ended January 31, 1998, relates to increased internal research and development activities, including research related to radiopharmaceutical activities, increased research and patent activity associated with the acquisition of Peregrine Pharmaceuticals, Inc. (Peregrine) and the net effect of a write-off of inventory and the reduction in reserves for contract losses associated with terminating the Alpha Agreement and, an initial payment of $260,000 to Alpha Therapeutic Corporation in conjunction with the reacquisition of the Oncolym(R) marketing rights. During the three and nine month periods ended January 31, 1998, internal research and development costs increased due to increased payroll costs associated with hiring of additional management and staff personnel and increased costs to facilitate the expansion of clinical trial activity for Oncolym(R) and continued development of the TNT technologies in preparation for the filing of the Investigational New Drug Applications (IND's) for U.S. Phase I/II clinical trials and costs associated with obtaining alternate radiolabeling sources. External research and development costs also increased during the three and nine month periods ended January 31, 1998, due to increased radiopharmaceutical research costs, increases in sponsored research and development costs and increased legal and patent costs primarily associated with the VTA technologies and the acquisition of Peregrine. Additionally, during the nine months ended January 31, 1998, in conjunction with the Termination Agreement with Alpha, the Company wrote off the remaining value of its LYM-1 inventory ($241,000), removed its reserve for contract losses ($248,000) and inventory reserves ($46,000) and expensed an initial payment of $260,000 for the reacquisition of the marketing rights to Oncolym(R) from Alpha. The inventory and related reserve were written off because subsequent to the Termination Agreement, the Company will no longer be selling inventory for use in the LYM-1 trials to Alpha at predetermined prices, but will be utilizing the inventory in Phase II/III clinical trials now being conducted by the Company.

        The increase in general and administrative expenses during the quarter and nine months ended January 31, 1998, resulted primarily from increased payroll and related costs associated with the recruiting and hiring of new personnel, costs associated with the Company's annual shareholder meeting held on October 27, 1997, increased travel costs, an increase in stock-based compensation expense, and increased legal, accounting and other costs associated with the Class C Preferred Stock. The increase in the number of personnel and increased travel costs were required to facilitate the expansion of the Company's development and clinical trial activities and to facilitate expansion of European development activities. The increase in interest expense during the nine months ended January 31, 1998 of $54,000 is primarily due to a higher level of interest bearing debt outstanding during the nine-month period as a result of the purchase of the Company's second building in October 1996. Original borrowings for the second facility amounted to $1,020,000.

        While the Company's expenses have increased over comparable periods in the prior year, expenses have decreased in the quarter ended January 31, 1998, when compared to the quarter ended October 31, 1997. Total costs and expenses for the quarter ended October 31, 1997, were approximately $3,590,000, as compared to $3,068,000 during the quarter ended January 31, 1998 or a decrease of approximately $522,000. The decrease in total costs and the expenses related primarily to general and administrative costs of $462,000. The decrease in general and administrative expenses for the aforementioned period primarily related to a decrease in consulting fees, the absence of costs associated with the annual shareholders' meeting during the quarter ended January 31, 1998 and additional fees incurred related to the Class C Preferred Stock during the quarter ended October 31, 1998. Additionally, ongoing research and development expenses declined slightly, but the decrease was offset by an initial payment of $260,000 to Alpha Therapeutic Corporation in connection with the repurchase of the Oncolym(R) (LYM-1) licensing rights.

        Since January 31, 1998, the Company has reduced its workforce approximately 30% and expects to realize some cost savings in the future from this reduction in workforce. However, the Company expects that these cost reductions will be offset by increased personnel and other costs associated with clinical trial activities and other activities as the Company's Oncolym(R) (LYM-1) and TNT clinical trials move forward.



LIQUIDITY AND CAPITAL RESOURCES

        At January 31, 1998, the Company had approximately $2,670,000 in cash and cash equivalents and had a working capital deficit of approximately $569,000. The Company experienced losses in fiscal 1997 and during the first nine months of fiscal 1998 and had an accumulated deficit at January 31, 1998. The Company currently has significant liabilities related to the construction of manufacturing facilities and has commitments to expend additional funds for facilities construction, clinical trials, radiolabeling contracts, consulting and to pay Alpha Therapeutic Corporation ("Alpha") for the repurchase of the Oncolym(R) marketing rights. The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale up for clinical trial production continues. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company expects that the monthly negative cash flow will continue as a result of increased activities in connection with the Phase II/III clinical trials for Oncolym(R) and the development and clinical trial costs associated with Tumor Necrosis Therapy ("TNT") and the development costs associated with Vascular Targeting Agents ("VTA"). The Company believes that it will be necessary for the Company to raise additional capital to sustain research and development and provide for future clinical trials. The Company must raise additional funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research and development of the Company's additional product candidates.


        The increased research and development activities, facilities expansion, expanded clinical trial efforts, the acquisition of Peregrine and the continuance of obtaining patent and license rights related to the VTA technologies have impacted the Company's losses and cash consumption rate ("burn rate"). The Company believes it can only reduce the burn rate significantly if it reduces programs substantially or delays the commencement of clinical trials and continuing development of its facilities. The Company believes that it will continue to experience losses and negative cash flow from operations for the foreseeable future as it increases activities associated with the Phase III clinical trials for Oncolym(R) and activities associated with its research, development and clinical trials for its Tumor Necrosis Therapy ("TNT") and other technologies.

        At March 14,1998, the Company has firm commitments providing for borrowings aggregating $2,500,000 from two lending sources and has a commitment from one of the lending sources to extend repayment of construction costs of $1,900,000 as of March 1, 1998 (approximately $1,736,000 payable at January 31,
1998) until

June 30, 1998. The Company must raise additional capital in the future to sustain its research and development efforts and to provide for future clinical trials. Although management expects to receive additional funding in the future, there can be no assurance that funding will be received. If the Company does not receive additional funding, it will be forced to consider bankruptcy issues, scale back operations which would have a material adverse effect on the Company, or to seek judicial reorganization and protection from its creditors.

        The Company is also pursuing funding for up to $4,000,000 from private investors under a secured convertible debt arrangement and funding for up to $4,250,000 under a securitized debt arrangement. As of March 14, 1998, no commitments have been received under either of these arrangements. Should sufficient funding be obtained under either of these arrangements, borrowings under the $2,000,000 commitment described above would not be made.

        In addition to the short term financing arrangements described above, the Company is actively pursuing licensing arrangements with various well established companies and is pursuing long-term financing arrangements with private investors and venture firms. The Company is seeking financing for gross proceeds of amounts between $20,000,000 and $60,000,000 from these groups.

        One of the financings with a private investor group would provide for aggregate funding of $60,000,000 in gross proceeds. Of this amount, the Company expects that approximately $20,000,000 in gross proceeds will be in the form of a convertible debenture and the remaining $40,000,000 in gross proceeds will be in the form of a minority interest in a newly formed Techniclone European operating subsidiary. Completion of this financing is subject to the satisfactory completion of the due diligence process and resolution of issues relating to the U.S. and European tax aspects of the transaction by the investor group.

        The Company is also in preliminary discussions regarding long-term financings with other potential investors.

        With the exception of the two aforementioned short term funding commitments, there can be no assurances that any financings will be completed in a timely manner or at all. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

        The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as will be required and, ultimately to attain successful operations. The Company believes that it has sufficient cash on hand and available pursuant to the financing commitments described above to meet its obligations on a timely basis through June 30, 1998.

COMMITMENTS

        At January 31, 1998, the Company had fixed commitments of approximately $700,000 related to additional building improvements, equipment, furniture and fixtures, developmental research, clinical trials and consulting agreements. In addition, the Company has additional significant obligations, most of which are contingent, for payments to licensors for its technologies and to Alpha in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha. While most of the obligation to Alpha is contingent upon the Company attaining certain milestones relating to the development of Oncolym(R), the Company believes the milestones are achievable and that it will incur these milestone obligations. The Company is actively pursuing a partner to assist with the marketing and development costs of Oncolym(R).

        As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain research and development and provide for future clinical trials. Until it is able to generate sufficient additional revenue from the sale and/or licensing of its products, the Company must raise additional funds in order to continue its operations. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research and development of the Company's additional product candidates.

        At March 14, 1998, the Company has firm commitments providing for borrowings aggregating $2,500,000 from two lending sources. In addition to providing $500,000 of "new" funds for working capital purposes, one of these commitments also provides for an extension of time until June 30, 1998, to pay outstanding construction costs of $1,900,000. Under this commitment, the construction costs and any additional funding would be due on June 30, 1998, would bear interest at a bank's prime rate plus 5% and would be collateralized by the Company's facilities. Interest on the borrowings would be payable in common stock of the Company at $1.00 per share. In addition, in exchange for this commitment, the lender would receive a warrant, expiring in March 2001, to purchase up to 240,000 shares of the Company's common stock at $.5625 per share. The Company expects that it will exercise its rights to defer the payment of $1,900,000 and to provide immediate funding of $500,000.

        The other commitment is with Biotechnology Development, Ltd. (BTD), an affiliate of a significant shareholder, and provides for borrowings of up to $2,000,000 under a line of credit, expiring May 31, 1998. Borrowings under the line of credit would bear interest at 9% annually and are payable only on the earlier of (i) completion of a long-term financing or a significant licensing arrangement (as defined in the agreement) or (ii) at the time the Company can demonstrate it has sufficient funding to retire the Note, complete the Oncolym(R) trials and file a BLA for Oncolym(R). If none of these occurs before January 1, 1999, the Company would not be able to retire the Note, and would be considered in default. In exchange for providing this commitment, whether or not the Company borrows under this arrangement, BTD will receive a warrant, expiring in March 2003, to purchase 500,000 shares of the Company's common stock at $1.00 per share. Should the Company exercise its ability to borrow under this agreement and be unable to repay the amounts when due, BTD would receive another warrant to purchase 500,000 shares of the Company's common stock at $1.00 per share. In addition, if the Company defaults, BTD would obtain all rights and assume all obligations relating to the LYM-1 and LYM-2 licensing rights that the Company has with Northwestern University ("Licensing Agreement"). BTD would have the right to manufacture LYM-1 and LYM-2 and would retain the marketing rights for North and South America. As part of the foreclosure, BTD would grant Techniclone worldwide marketing rights for LYM-1 and LYM-2 for the remainder of the world and would pay Techniclone a 5% royalty on all sales of LYM-1 and LYM-2 on products sold in North and South America. The Company would have an option to purchase the LYM-1 and LYM-2 licensing and marketing rights from BTD for $10,000,000, reimbursement of costs as specified in the agreement, issuance of a warrant to purchase 1,000,000 shares of the Company's common stock for $1.00 per share and a perpetual royalty of 5% on world-wide sales of the LYM-1, LYM-2 and related products. BTD, at its option, may transfer amounts advanced under the commitment into any financing obtained by the Company in the future on the same terms as the future financing. If BTD elects to transfer the amounts into a future financing, all terms of this commitment, except the issuance of the original warrant to purchase 500,000 shares of the Company's common stock at $1.00 per share would terminate. The Company does not intend to borrow under this arrangement unless other short term financing, with acceptable terms, cannot be obtained.

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

Item 3.     Defaults Upon Senior Securities.  None.

Item 4.     Submission of Matters to a Vote of Security Holders. None.

Item 5.     Other Information.  None.

Item 6.     Exhibits and Report on Form 8-K.

            (a)    Exhibits:

            Exhibit Number        Description

                 27               Financial Data Schedule

            (b) Reports on Form 8-K: Report on Form 8-K filed November 14, 1997

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TECHNICLONE CORPORATION


                                            By:    /ss/ Elizabeth Gorbett-Frost
                                                   -----------------------------


                                            By:    /ss/ William V. Moding
                                                   -----------------------------

                             TECHNICLONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                       APRIL 30,          JANUARY 31,
                                                          1997               1998
                                                     ------------        ------------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            $ 12,228,660        $  2,670,071
Other receivables                                         360,448             196,476
Inventories, net                                          172,162              73,799
Prepaid expenses and other current assets                  20,138             269,338
                                                     ------------        ------------

        Total current assets                           12,781,408           3,209,684

PROPERTY:
Land                                                    1,050,510           1,050,510
Buildings and improvements                              3,350,916           3,518,050
Laboratory equipment                                    1,579,300           1,872,330
Furniture, fixtures and office equipment                  396,225             903,244
Construction-in-progress                                                    3,075,458
                                                     ------------        ------------
                                                        6,376,951          10,419,592
Less accumulated depreciation and amortization         (1,038,619)         (1,397,781)
                                                     ------------        ------------
Property, net                                           5,338,332           9,021,811

OTHER ASSETS:
Patents, net                                              178,815             220,964
Note receivable from officer and shareholder              356,914             375,339
Other                                                      46,001              52,614
                                                     ------------        ------------

        Total other assets                                581,730             648,917
                                                     ------------        ------------

                                                     $ 18,701,470        $ 12,880,412
                                                     ============        ============



          See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                       APRIL 30,           JANUARY 31,
                                                                         1997                 1998
                                                                      ------------        ------------
                                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $    707,504        $    752,982
Construction costs payable                                                                   1,735,938
Accrued legal and accounting fees                                          385,500             516,967
Accrued payroll and related costs                                          162,487             230,045
Accrued royalties and sponsored research                                   339,560              94,292
Reserve for contract losses                                                248,803
Accrued license termination fee                                            100,000             100,000
Accrued interest                                                            72,844              73,007
Current portion of long-term debt                                           76,527             115,292
Other current liabilities                                                   70,171             160,435
                                                                      ------------        ------------

        Total current liabilities                                        2,163,396           3,778,958

LONG-TERM DEBT                                                           1,970,065           1,957,008

COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares:
Class B convertible preferred stock, shares outstanding - April
     30, 1997, 2,200 shares, and January 31, 1998, 2,150 shares;
     (liquidation preference of $2,600,616 at January 31, 1998)                  2                   2
Class C convertible preferred stock, shares outstanding - April
     30, 1997, 12,000 shares and January 31, 1998, 10,871
     shares;  (liquidation preference of $10,917,165 at January
     31, 1998)                                                                  12                  11

Common stock - $.001 par value; authorized 60,000,000
    shares; outstanding - April 30, 1997, 27,248,652 shares;
    January 31, 1998,  28,654,565 shares                                    27,249              28,655
Additional paid-in capital (Note 8)                                     72,391,736          76,774,341
Accumulated deficit (Note 8)                                           (57,374,408)        (69,181,981)
                                                                      ------------        ------------

                                                                        15,044,591           7,621,028
Less notes receivable from sale of common stock                           (476,582)           (476,582)
                                                                      ------------        ------------

        Total stockholders' equity                                      14,568,009           7,144,446
                                                                      ------------        ------------

                                                                      $ 18,701,470        $ 12,880,412
                                                                      ============        ============



          See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                             ------------------------------      ------------------------------
                                              JANUARY 31,       JANUARY 31,       JANUARY 31,       JANUARY 31,
                                                 1997             1998                1997             1998
                                             ------------      ------------      ------------      ------------
                                             (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
REVENUES:
Net product sales and royalties              $                 $                 $                 $      4,300
Interest and other income                          59,962           107,815           232,307           467,324
                                             ------------      ------------      ------------      ------------
        Total revenues                             59,962           107,815           232,307           471,624

COSTS AND EXPENSES:
Cost of sales
                                                                                                          4,300
Research and development                          685,106         1,928,150         2,023,381         5,320,268
General and administrative:
  Unrelated entities                              662,037         1,088,655         1,783,658         3,520,636
  Affiliates (Note 4)                              85,000                             216,012           133,001
Interest                                           50,685            51,316           100,417           154,015
                                             ------------      ------------      ------------      ------------
        Total costs and expenses                1,482,828         3,068,121         4,123,468         9,132,220

NET LOSS- before preferred stock
accretion and dividends                        (1,422,866)       (2,960,306)       (3,891,161)       (8,660,596)
Preferred stock accretion and dividends:
   Imputed dividends for Class B
     Preferred Stock                             (103,505)          (64,303)         (434,450)         (215,333)

   Accretion of Class C Preferred
    Stock Discount                                                (716,139)                          (2,293,422)
   Imputed Dividends for Class
     C Preferred Stock                                            (207,126)                            (638,222)
                                             ------------      ------------      ------------      ------------
NET LOSS - Applicable to
   Common  Stock (Note 2)                    $ (1,526,371)     $ (3,947,874)     $ (4,325,611)     $(11,807,573)
                                             ============      ============      ============      ============
Weighted Average Shares
    Outstanding (Note 2)                       21,549,001        27,873,599        21,164,263        27,560,325
                                             ============      ============      ============      ============
NET LOSS PER SHARE-
    BASIC AND DILUTED
    (Notes 3 and 4)                          $      (0.07)     $      (0.14)     $      (0.20)     $      (0.43)
                                             ============      ============      ============      ============



          See accompanying notes to consolidated financial statements.

                            TECHNICLONE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                      ADDITIONAL
                                       PREFERRED STOCK                     COMMON STOCK                PAID-IN-
                                  SHARES            AMOUNT            SHARES          AMOUNT            CAPITAL
                               ------------      ------------      ------------     ----------        ------------
BALANCE AT
   APRIL 30, 1997                    14,200      $         14        27,248,652      $  27,249        $ 72,391,736

 Common stock issued
   upon exercise of stock
   options (unaudited)                                                   27,750             28              36,381

 Common stock  issued for
   cash  (unaudited)                                                    143,979            144             549,856


 Common stock  issued for
   services (unaudited)                                                  10,623             11              44,156


 Stock-based
   compensation
   (unaudited)                                                                                             398,474

 Class C preferred stock
   offering costs
   (unaudited)                                                                                            (115,193)

 Conversion of Class B
   and Class C preferred
   stock (unaudited)                 (1,904)               (2)        1,223,561          1,223              (1,221)

 Accretion of Class B and
   Class C preferred stock
   discount and dividends
   (unaudited)                          392                 1                                            3,137,152

 Additional consideration
   on Class C preferred
   stock (unaudited)                    333                                                                333,000

 Net loss
(unaudited)
                               ------------      ------------      ------------      ---------        ------------
 BALANCE AT
 JANUARY 31, 1998                    13,021      $         13        28,654,565      $  28,655        $ 76,774,341
 (unaudited)                       ========          ========        ==========      =========        ============

                                                          NOTES
                                                        RECEIVABLE
                                      ACCUMU-              FROM
                                       LATED             SALE OF
                                      DEFICIT             STOCK             TOTAL
                                    ------------      ------------      ------------
BALANCE AT
   APRIL 30, 1997                   $(57,374,408)     $   (476,582)     $ 14,568,009

 Common stock issued
   upon exercise of stock
   options (unaudited)                                                        36,409

 Common stock  issued for
   cash  (unaudited)                                                         550,000


 Common stock  issued for
   services (unaudited)                                                       44,167


 Stock-based
   compensation
   (unaudited)                                                               398,474

 Class C preferred stock
   offering costs
   (unaudited)                                                              (115,193)

 Conversion of Class B
   and Class C preferred
   stock (unaudited)

 Accretion of Class B and
   Class C preferred stock
   discount and dividends
   (unaudited)                        (3,146,977)                            (9,824)

 Additional consideration
   on Class C preferred
   stock (unaudited)                                                        333,000

 Net loss
(unaudited)                           (8,660,596)                         (8,660,596)
                                    ------------      ------------      ------------
 BALANCE AT
 JANUARY 31, 1998                   $(69,181,981)     $   (476,582)     $  7,144,446
 (unaudited)                        ============         =========         =========



          See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          NINE MONTHS ENDED

                                                   JANUARY 31,        JANUARY 31,
                                                      1997                1998
                                                   -----------        -----------
                                                   (Unaudited)        (Unaudited)
CASH FLOWS FROM
OPERATING EXPENSES:
Net loss                                           $(3,891,161)       $(8,660,596)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                      255,613            468,626
    Stock based compensation expense                   395,832            398,474
    Additional consideration on Class C
      preferred stock                                                     333,000
    Common stock issued for services                                       44,167
    Inventory write-off                                                   241,441
    Reserve for contract losses                                          (294,428)
Changes in operating assets and liabilities:
    Other receivables                                   63,199            163,972
    Inventories, net                                  (181,430)           (97,453)
    Prepaid expenses and other current                  11,911           (249,200)
      assets
    Accounts payable and accrued legal
      and accounting                                   (24,459)         1,912,883
    Accrued royalties and sponsored                     20,000           (245,268)
      research
    Accrued expenses and other current
      liabilities                                       77,589            157,985
                                                   -----------        -----------
Net cash used in operating activities               (3,272,906)        (5,826,397)

CASH FLOWS FROM INVESTING
ACTIVITIES:

Proceeds from sale of short-term
  investments                                        3,898,888
Purchase of short-term investments                    (997,118)
Increase in other assets                               (34,332)           (97,187)
Property acquisitions                               (2,620,738)        (4,122,105)
                                                   -----------        -----------
Net cash provided by (used in) investing
  activities                                           246,700         (4,219,292)
                                                   -----------        -----------



          See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)



                                                          NINE MONTHS ENDED

                                                   JANUARY 31,         JANUARY 31,
                                                      1997               1998
                                                  ------------        ------------
                                                  (Unaudited)          (Unaudited)
CASH FLOWS FROM
FINANCING ACTIVITIES:
Note receivable to shareholder                    $   (350,000)       $
Principal payments on long-term debt                   (26,120)            (72,373)
Proceeds from issuance of long-term debt             1,020,000              98,081
Proceeds from sale of common stock                     268,600             586,409
Payment of Class C preferred stock offering
  costs and fractional share dividends                                    (125,017)
                                                  ------------        ------------
Net cash provided by financing
  activities                                           912,480             487,100
                                                  ------------        ------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                       (2,113,726)         (9,558,589)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                4,179,313          12,228,660
                                                  ------------        ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                   $  2,065,587        $  2,670,071
                                                  ============        ============

SUPPLEMENTAL INFORMATION:

Interest paid                                     $     83,941        $    153,852
                                                  ============        ============

Income taxes paid                                 $      1,034        $      1,600
                                                  ============        ============



          See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(1) The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1997 and during the first nine months of fiscal 1998 and has an accumulated deficit of approximately $69,182,000 at January 31, 1998. Historically, the Company has relied on third party and investor funds to fund its operations and clinical trials, and additional funds will be required in the near term to continue to fund operations and clinical trials. There can be no assurances that this funding will be received. If the Company does not receive additional funding, it will be forced to consider bankruptcy issues, scale back operations, which would have a material adverse effect on the Company or seek judicial reorganization and protection from its creditors. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as will be required and, ultimately to attain successful operations. During the year ended April 30, 1997, the Company received funding through the issuance of preferred stock, which has resulted in cash and cash equivalents balance of approximately $2,670,000 as of January 31, 1998. Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs.

        The Company is actively pursuing various short-term and long-term financings with lending institutions, venture funds and private investors. The Company is pursuing short-term funding for amounts between $2,000,000 and $6,000,000 and long-term funding for gross proceeds between $20,000,000 and $60,000,000.

        At March 14, 1998, the Company had firm commitments providing for borrowings aggregating $2,500,000 from two lending sources. One of these commitments provides for an extension of time until June 30, 1998, to pay outstanding construction costs of approximately $1,900,000 (as of March 1, 1998) and provides for immediate funding of $500,000 for working capital purposes. Under this commitment, the construction costs and any additional funding would be due on June 30, 1998, would bear interest at a bank's prime rate plus 5% and would be collateralized by the Company's facilities. Interest on the borrowings would be payable in common stock of the Company at $1.00 per share. In addition, in exchange for this commitment, the lender would receive a warrant, expiring in March 2001, to purchase up to 240,000 shares of the Company's common stock at $.5625 per share. The Company expects that it will exercise its rights to defer the payment of $1,900,000 and to provide immediate funding of $500,000.


        The other commitment is with Biotechnology Development, Ltd. (BTD), an affiliate of a significant shareholder, and provides for borrowings of up to $2,000,000 under a line of credit, expiring May 31, 1998. Borrowings under the line of credit would bear interest at 9% annually and are payable only on the earlier of (i) completion of a long-term financing or a significant licensing arrangement (as defined in the agreement) or (ii) at the time the Company can demonstrate it has sufficient funding to retire the Note, complete the Oncolym(R) trials and file a BLA for Oncolym(R). If none of these occurs before January 1, 1999, the Company would not be able to retire the Note and would be considered in default. In exchange for providing this commitment, BTD will receive a warrant, expiring in March 2003, to purchase 500,000 shares of the Company's common stock at $1.00 per share. Should the Company exercise its ability to borrow under this agreement and be unable to repay the amounts when due, BTD would receive another warrant to purchase 500,000 shares of the Company's common stock at $1.00 per share. In addition, if the Company defaults, BTD would obtain all rights and assume all obligations relating to the LYM-1 and LYM-2 licensing rights that the Company has with Northwestern University ("Licensing Agreement"). BTD would have the right to manufacture LYM-1 and LYM-2 and would retain the marketing rights for North and South America.

                             TECHNICLONE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

        As part of the foreclosure, BTD would grant Techniclone worldwide marketing rights for LYM-1 and LYM-2 for the remainder of the world and would pay Techniclone a 5% royalty on all sales of LYM-1 and LYM-2 on products sold in North and South America. The Company would have an option to purchase the LYM-1 and LYM-2 licensing rights from BTD for $10,000,000, reimbursement of costs as specified in the agreement, issuance of a warrant to purchase 1,000,000 shares of the Company's common stock for $1.00 per share and a perpetual royalty of 5% on world-wide sales of the LYM-1, LYM-2 and related products. BTD, at its option, may transfer amounts advanced under the commitment into any financing obtained by the Company in the future on the same terms as the future financing. If BTD elects to transfer the amounts into a future financing, all terms of this commitment, except the issuance of the original warrant to purchase 500,000 shares of the Company's common stock at $1.00 per share would terminate. The Company does not intend to borrow under this arrangement unless other short term financing with acceptable terms cannot be obtained. If the Company does not borrow under this arrangement, BTD will still receive a warrant to purchase 500,000 shares of the Company's common stock at $1.00 per share for making the commitment available to the Company.

        The Company is also pursuing funding for up to $4,000,000 from private investors under a secured convertible debt arrangement and funding for up to $4,250,000 under a securitized debt arrangement. As of March 14, 1998, no commitments have been received under either of these arrangements. Should sufficient funding be obtained under either of these arrangements, borrowings under the $2,000,000 commitment described above would not be made.

        In addition to the short term financing arrangements described above, the Company is actively pursuing licensing arrangements with various well established companies and is pursuing long-term financing arrangements with private investors and venture firms. The Company is seeking financing for gross proceeds of amounts between $20,000,000 and $60,000,000 from these groups.

        One of the financings with a private investor group would provide for aggregate funding of $60,000,000 in gross proceeds. Of this amount, the Company expects that approximately $20,000,000 in gross proceeds will be in the form of a convertible debenture and the remaining $40,000,000 in gross proceeds will be in the form of a minority interest in a newly formed Techniclone European operating subsidiary. Completion of this financing is subject to the satisfactory completion of the due diligence process and resolution of issues relating to the U.S. and European tax aspects of the transaction by the investor group.

        The Company is also in preliminary discussions regarding long-term financings with other potential investors.

        With the exception of the two aforementioned short term funding commitments, there can be no assurances that any financings will be completed in a timely manner or at all. The Company's future success is dependent upon raising additional money to provide for the operations necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

        The Company believes that it has sufficient cash on hand and available pursuant to the financing commitments described above to meet its obligations on a timely basis through June 30, 1998.

                             TECHNICLONE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(2) The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at January 31, 1998, and the consolidated results of its operations and its consolidated cash flows for the three month and nine months periods ended January 31, 1998 and 1997. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Securities and Exchange Commission on July 29, 1997, as amended by a Form 10-K/A filed on or about October 14, 1997.

        Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.


(3) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in the quarter ended January 31, 1998. Under SFAS No. 128, the Company disclosed basic loss per share and diluted loss per share. The adoption of this standard will have no effect on the basic or diluted earnings per share for periods in which the Company incurs losses and that its adoption will result in an increase in basic earnings per share in periods with income and will have no effect on the fully diluted earnings per share in periods with income.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general purpose financial statements. SFAS No. 130 is effective for the Company for the fiscal year ending April 30, 1999 with reclassification of comparative (earlier period) financial statements and is applicable to interim periods. The Company believes that the adoption of SFAS No. 130 will cause it to display an amount representing total comprehensive income for that period, but that this amount will not differ significantly from the disclosure presently made in its consolidated statement of operations.

        In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards of reporting by publicly held businesses and disclosures of information about operating segments in annual financial statements, and to a lesser extent, in interim financial reports issued to shareholders. SFAS No. 131 is effective for the Company for the fiscal year ending April 30, 1998. The Company does not believe adoption of this new standard will have a significant impact on its financial statement disclosure.

                             TECHNICLONE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(4) During the nine month period ended January 31, 1997, the Company reported certain legal costs incurred as "General and Administrative expense-Affiliates" in the accompanying consolidated statements of operations because the costs were from a firm in which one of the Company's Board of Directors was also a principal. As of October 27, 1997, the individual discontinued his service as a member of the Company's Board of Directors. Accordingly, fees incurred by the Company from such firm subsequent to October 27, 1997, have been classified in "General and Administrative expense-Unrelated entities", in the accompanying consolidated statements of operations.

(5) Net loss per share is calculated by adding the net loss for the three and nine-month periods to the dividends and Preferred Stock issuance discount accretion on the Class B Preferred Stock and the Class C Preferred Stock during the quarter and the nine-month period divided by the weighted average number of shares of common stock outstanding during the quarter and nine-month period. Shares issuable upon the exercise of common stock warrants and options have been excluded from the three and nine-month periods ended January 31, 1998 and 1997 per share calculation because their effect is antidilutive. Accretion of the Class B and Class C Preferred Stock dividends and issue discount amounted to $987,568 and $103,505 for the quarters ended January 31, 1998 and 1997 and $3,146,977 and $434,450 for the nine-month periods ended January 31, 1998 and 1997, respectively.

(6) In August 1997, the Company filed a Registration Statement on Form S-3 to register common shares which may be issued should the Class C Preferred stockholders exercise their conversion rights under the 5% Preferred Stock Investment Agreement. The Class C Preferred Stock is convertible at the option of the holder into a number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by 20% through March 25, 1998, 22.5% starting on March 26, 1998, 25% starting on May 26, 1998, and 27% starting on July 26, 1998 and thereafter. After March 24, 1998, the Conversion Price will be the lower of the Conversion Price as calculated in the preceding sentence or the average of the Closing Price of the Company's common stock for the thirty (30) trading days including and immediately preceding March 24, 1998 (the "Conversion Cap"). In addition to the common stock issued upon conversion of the Class C Stock, warrants to purchase one-fourth of the number of shares of common stock issued upon the conversion will be issued to the converting investor. The Warrants are exercisable at 110 percent of the Conversion Cap through April 2002. Subject to certain conditions contained in the Certificate of Designation, the Class C Stock is subject to mandatory redemption upon certain events as defined in the Certificate of Designation and mandatory conversion at any time after April 25, 1998. Some of the mandatory redemption features are within the control of the Company. For those mandatory redemption features that are not within the control of the Company, the Company has the option to redeem the Class C Stock in cash or in common stock. Should a redemption event occur, it is the Company's intention to redeem the Class C Stock through the issuance of the Company's common stock. Except as provided in the Certificate of Designation or by Delaware law, the Class C Stock does not have voting rights.

                             TECHNICLONE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(7) Subsequent to January 31, 1998, several shares of the Company's Class B Preferred Stock and Class C Preferred Stock were converted into common stock of the Company. As of March 10, 1998, all of the Class B Preferred Stock had been converted into common stock of the Company, which resulted in the issuance of approximately 4,336,407 shares of common stock during the period from February 1, 1998 through March 10, 1998. Subsequent to January 31, 1998 and through March 10, 1998, 4,315 shares of Class C Preferred Stock were converted for 8,859,087 shares of common stock of the Company. At March 10, 1998, 6,556 shares of Class C Preferred Stock remained outstanding. In conjunction with these conversions, warrants were issued to the Class C Preferred stockholders to purchase 2,214,734 shares of the Company's common stock, which will be priced on March 24, 1998 at 110% of the conversion cap as defined in the Class C Preferred Stock agreement. As of March 10, 1998, if all convertible instruments were converted into common stock, the Company would be obligated to issue stock in excess of its authorized number of common shares. The Company has scheduled a Shareholder Meeting for April 23, 1998, to approve an increase in its authorized common stock from 60,000,000 shares to 120,000,000 shares.

(8) At the March 13, 1997, meeting of the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("SEC") issued an announcement regarding accounting for the issuance of convertible preferred stock and debt securities. The announcement dealt with, among other things, the belief by the SEC staff that any discounts on future conversions of preferred securities are analogous to a dividend and should be recognized as a return to the preferred shareholders. At January 31, 1998, the Company had two classes of securities with future conversion discounts, the Class B Preferred Stock and the Class C Preferred Stock. Both of these securities include conversion features which permit the holders of the preferred stock to convert their holdings to common shares at a discount from the market price of the common shares when converted.

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

(9) During the quarter ended January 31, 1998, the Company terminated its agreement with Alpha Therapeutic Corporation ("Alpha") and reacquired all of Alpha's rights in Oncolym(R) by entering into a Termination Agreement which requires certain fixed payments, milestone payments and royalties on future sales of Oncolym(R). As a result of this transaction, the Company made an initial payment of $260,000 for termination fees and wrote off inventory of approximately $241,000 and a contract loss and inventory reserves of aggregating $294,000.