Form 10-Q/A
period 1998-01-31
TECHNICLONE CORP/DE/
filed 1998-04-02
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
(Mark One)
[X] AMENDMENT NO 1 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
     JANUARY 31, 1998
                                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

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


                               Page 1 of 30 pages

                         PART I -- FINANCIAL INFORMATION



        ITEM 1   _        FINANCIAL STATEMENTS

             The following financial statements required to be provided by this
        Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report, Form 10-Q:


                                                                                            Page
                                                                                            ----
        Consolidated Balance Sheets at April 30, 1996 and January 31, 1998 (unaudited)       21

        Consolidated Statements of Operations for the periods from November 1, 1996 to January 31, 1997 (unaudited) and from November 1, 1997 to January 31, 1998
        (unaudited); from May 1, 1996 to January 31, 1997 (unaudited) and from
        May 1, 1997 to January 31, 1998 (unaudited)                                          23

        Consolidated Statement of Stockholders' Equity for the period from April 30, 1997
        to January 31, 1998 (unaudited)                                                      24

        Consolidated Statements of Cash Flows for the periods from May 1, 1996 to
        January 31, 1997 (unaudited) and from May 1, 1997 to January 31, 1998
        (unaudited)                                                                          25

        Notes to Consolidated Financial Statements (unaudited)                               27

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

        The other commitment is with Biotechnology Development, Ltd. (BTD), an affiliate of a significant shareholder, and provides for borrowings of up to $2,000,000 under a line of credit expiring May 31, 1998. Borrowings under the line of credit would bear interest at 9% annually and are payable only on the earlier of (i) completion of a long-term financing or a significant licensing arrangement (as defined in the agreement) or (ii) at the time the Company can demonstrate it has sufficient funding to retire the Note, complete the Oncolym(R) trials and file a BLA for Oncolym(R). If none of these occurs before January 1, 1999, the Company would not be able to retire the Note and would be considered in default. In exchange for providing this commitment, whether or not the Company borrows under this arrangement, BTD will receive a warrant, expiring in March 2003, to purchase 500,000 shares of the Company's common stock at $1.00 per share. Should the Company exercise its ability to borrow under this agreement and be unable to repay the amounts when due, BTD would receive another warrant to purchase 500,000 shares of the Company's common stock at $1.00 per share. In addition, if the Company defaults, BTD would obtain all rights and assume all obligations relating to the LYM-1 and LYM-2 licensing rights that the Company has with Northwestern University ("Licensing Agreement"). BTD would have the right to manufacture LYM-1 and LYM-2 and would retain the marketing rights for North and South America. As part of the foreclosure, BTD would grant Techniclone worldwide marketing rights for LYM-1 and LYM-2 for the remainder of the world and would pay Techniclone a 5% royalty on all sales of LYM-1 and LYM-2 on products sold in North and South America. The Company would have an option to purchase the LYM-1 and LYM-2 licensing and marketing rights from BTD for $10,000,000, reimbursement of costs as specified in the agreement, issuance of a warrant to purchase 1,000,000 shares of the Company's common stock for $1.00 per share and a perpetual royalty of 5% on world-wide sales of the LYM-1, LYM-2 and related products. BTD, at its option, may transfer amounts advanced under the commitment into any financing obtained by the Company in the future on the same terms as the future financing. If BTD elects to transfer the amounts into a future financing, all terms of this commitment, except the issuance of the original warrant to purchase 500,000 shares of the Company's common stock at $1.00 per share would terminate. The Company does not intend to borrow under this arrangement unless other short term financing, with acceptable term, cannot be obtained.

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

        MAINTENANCE CRITERIA FOR NASDAQ, RISKS OF LOW-PRICED SECURITIES. The Company's Common Stock and Class A Warrants are presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's Common Stock must continue to be registered under Section

 12(g) of the Exchange Act, and the Company must continue to have either net tangible assets of at least $2,000,000, market capitalization of at least $35,000,000, or net income (in either its latest fiscal year or in two of its last three fiscal years) of at least $500,000. In addition, the Company must meet other requirements, including, but not limited to, having a public float of at least 500,000 shares and $1,000,000, a minimum bid price of $1.00 per share of Common Stock, at least two market makers and at least 300 stockholders, each holding at least 100 shares of Common Stock. The Company does not currently meet the minimum $1.00 bid price requirement. The Company has been provided a period during which it may regain compliance with the minimum bid price requirement. If, any time prior to June 18, 1998, the shares of common stock close at a bid price of $1.00 or greater for ten (10) consecutive trading days, it will have complied with the minimum bid price requirement. In the event the Company is unable to demonstrate compliance with the minimum $1.00 bid price on or before June 18, 1998, the Company's securities will be subject to delisting, effective with the close of business on June 18, 1998. To delay the delisting, the Company has been informed that it may request a hearing from the Listing Qualifications Hearing Department of the NASDAQ Stock Market by the close of business on June 18, 1998, although there is no assurance such delay will be granted. As to the other requirements, the Company is currently in compliance with such requirements, however, there is no assurance that the Company will be able to maintain these requirements in the future. If the Company fails to meet the Nasdaq SmallCap Market continued listing requirements, the market value of the Common Stock would decline and holders of the Company's Common Stock would likely find it more difficult to dispose of, and to obtain accurate quotation as to the market value of, the Common Stock.

        If the Company's Common Stock ceases to be included on the Nasdaq SmallCap Market, the Company's Common Stock could become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and officer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to these penny stock rules. If the Company's Common Stock becomes subject to the penny stock rules, investors may be unable to readily sell their shares of Common Stock.

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

        The Company holds an exclusive world-wide license to manufacture and market products using the LYM Antibodies. In clinical studies conducted at the University of California at Davis, over fifty patients with B-cell lymphoma were treated with LYM-1 linked to Iodine-131 (I(131)). A significant number of these patients had significant clinical responses including patients showing complete and durable responses. The side effects experienced by these patients were minimal and the toxicities, including bone marrow suppression, that normally accompany cancer treatment with conventional therapeutic radioisotopes were all clinically manageable.

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

        The current Phase II/III investigational protocol to evaluate the efficacy of Oncolym in the treatment of patients with intermediate- and high-grade relapsed or refractory non-Hodgkin's B-cell lymphoma has been submitted to FDA. This study will evaluate the effect of two therapeutic doses (60 mCi/m2) of radiolabeled Lym-1 given 6 weeks apart. This dose is based on data from previous studies. There are no restrictions for prior chemotherapy regimens and in many cases patients may be able to be treated in outpatient facilities rather than in the hospital. The Company expects to begin this multi-center clinical trials prior to March 31, 1998.

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


                                            TECHNICLONE CORPORATION


                                            By:  /ss/ Elizabeth Gorbett-Frost
                                                 -------------------------------

                                            By:  /ss/ William V. Moding
                                                 -------------------------------

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

                             TECHNICLONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED                           NINE MONTHS ENDED
                                        ----------------------------------          -------------------------------------
                                         January 31,            January 31,          January 31,              January 31,
                                            1997                   1998                 1997                     1998
                                        -----------            -----------          -----------              ------------
                                            (Unaudited)           (Unaudited)          (Unaudited)             (Unaudited)
   REVENUES:
   Net product sales and royalties      $                      $                    $                        $      4,300
   Interest and other income                 59,962                107,815              232,307                   467,324
                                        -----------            -----------          -----------              ------------
        Total revenues                       59,962                107,815              232,307                   471,624

   COSTS AND EXPENSES:
   Cost of sales                                                                                                    4,300
   Research and development                 685,106              1,928,150            2,023,381                 5,320,268
   General and administrative:
        Unrelated entities                  662,037              1,088,655            1,783,658                 3,520,636
        Affiliates (Note 4)                  85,000                                     216,012                   133,001
   Interest                                  50,685                 51,316              100,417                   154,015
                                        -----------            -----------          -----------              ------------
        Total costs and expenses          1,482,828              3,068,121            4,123,468                 9,132,220

   NET LOSS- before preferred stock
   accretion and dividends               (1,422,866)            (2,960,306)          (3,891,161)               (8,660,596)
Preferred stock accretion and
  dividends

   Imputed dividends for Class B
     Preferred Stock                       (103,505)               (64,303)            (434,450)                 (215,333)


   Accretion of Class C Preferred
    Stock Discount                                                (716,139)                                    (2,293,422)
   Imputed Dividends for Class
     C Preferred Stock                                            (207,126)                                      (638,222)
                                        -----------            -----------          -----------              ------------
NET LOSS - Applicable to
   Common  Stock (Note 2)               $(1,526,371)           $(3,947,874)         $(4,325,611)             $(11,807,573)
                                        ===========            ===========          ===========              ============
Weighted Average Shares
    Outstanding (Note 2)                 21,549,001             27,873,599           21,164,263                27,560,325
                                        ===========            ===========          ===========              ============
NET LOSS PER SHARE-
    BASIC AND DILUTED
    (Notes 3 and 4)                          ($0.07)                ($0.14)              ($0.20)                   ($0.43)
                                        ===========            ===========          ===========              ============



          See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                    ADDITIONAL        ACCUMU-
                                   PREFERRED STOCK         COMMON STOCK              PAID-IN-          LATED
                                 SHARES      AMOUNT     SHARES        AMOUNT         CAPITAL          DEFICIT
                                 ------      ------    ----------    -------       -----------      ------------
   BALANCE  AT
   APRIL 30, 1997                14,200       $14     27,248,652     $ 27,249      $72,391,736      $(57,374,408)
 Common stock issued
   upon exercise of stock
   options (unaudited)                                    27,750           28           36,381

 Common stock issued for
   cash (unaudited)                                      143,979          144          549,856

 Common stock issued for
   services   (unaudited)                                 10,623           11           44,156

 Stock-based
   compensation
   (unaudited)                                                                         398,474

 Class C preferred stock
   offering costs
   (unaudited)                                                                        (115,193)

 Conversion of Class B
   and Class C preferred
   stock (unaudited)             (1,904)       (2)     1,223,561        1,223           (1,221)

 Accretion of Class B and
   Class C preferred stock
   discount and dividends
   (unaudited)                      392         1                                    3,137,152        (3,146,977)

 Additional consideration
   on Class C preferred
   stock (unaudited)                333                                                333,000

 Net loss (unaudited)                                                                                 (8,660,596)
                                 ------       ---     ----------      -------      -----------      ------------
 BALANCE AT
JANUARY 31, 1998(unaudited)      13,021       $13     28,654,565      $28,655      $76,774,341      $(69,181,981)
                                 ======       ===     ==========      =======      ===========      ============

                                  NOTES
                                RECEIVABLE
                                FROM SALE OF
                                   STOCK           TOTAL
                                 ---------      -----------
   BALANCE  AT
   APRIL 30, 1997                $(476,582)     $14,568,009


 Common stock issued
   upon exercise of stock
   options (unaudited)                               36,409

 Common stock issued for
   cash (unaudited)                                 550,000

 Common stock issued for
   services   (unaudited)                            44,167

 Stock-based
   compensation
   (unaudited)                                      398,474

 Class C preferred stock
   offering costs
   (unaudited)                                     (115,193)

 Conversion of Class B
   and Class C preferred
   stock (unaudited)

 Accretion of Class B and
   Class C preferred stock
   discount and dividends
   (unaudited)                                       (9,824)

 Additional consideration
   on Class C preferred
   stock (unaudited)                                333,000

 Net loss (unaudited)                            (8,660,596)
                                 ---------       ----------
 BALANCE AT
JANUARY 31, 1998(unaudited)      $(476,582)      $7,144,446
                                 =========       ==========





          See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           NINE MONTHS ENDED

                                                    JANUARY 31,           JANUARY 31,
                                                        1997                 1998
                                                    -----------          -----------
                                                    (Unaudited)          (Unaudited)
CASH FLOWS FROM
OPERATING EXPENSES:
Net loss                                             $(3,891,161)         $(8,660,596)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                        255,613              468,626
    Stock based compensation expense                     395,832              398,474
    Additional consideration on Class C
     preferred stock                                                          333,000
    Common stock issued for services                                           44,167
    Inventory write-off                                                       241,441
    Reserve for contract losses                                              (294,428)
Changes in operating assets and liabilities:
   Other receivables                                      63,199              163,972
   Inventories, net                                     (181,430)             (97,453)
   Prepaid expenses and other current assets              11,911             (249,200)
   Accounts payable and accrued legal and
     Accounting                                          (24,459)           1,912,883
   Accrued royalties and sponsored research               20,000             (245,268)
   Accrued expenses and other current
     Liabilities                                          77,589              157,985
                                                     -----------          -----------
Net cash used in operating activities                 (3,272,906)          (5,826,397)
CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds from sale of short-term investments           3,898,888
Purchase of short-term investments                      (997,118)
Increase in other assets                                 (34,332)             (97,187)
Property acquisitions                                 (2,620,738)          (4,122,105)
                                                     -----------          -----------
Net cash provided by (used in) investing
   Activities                                            246,700           (4,219,292)
                                                     -----------          -----------





          See accompanying notes to consolidated financial statements.

                             TECHNICLONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)





                                                            NINE MONTHS ENDED

                                                     JANUARY 31,           JANUARY 31,
                                                        1997                  1998
                                                    ------------          ------------
                                                     (Unaudited)          (Unaudited)
CASH FLOWS FROM
FINANCING ACTIVITIES:
Note receivable to shareholder                      $   (350,000)         $          -
Principal payments on long-term debt                     (26,120)              (72,373)
Proceeds from issuance of long-term debt               1,020,000                98,081
Proceeds from sale of common stock                       268,600               586,409
Payment of Class C preferred stock offering                                   (125,017)
  costs and fractional share dividends
                                                    ------------          ------------
Net cash provided by financing                           912,480               487,100
   activities
                                                    ------------          ------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                        (2,113,726)           (9,558,589)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                 4,179,313            12,228,660
                                                    ------------          ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                    $  2,065,587          $  2,670,071
                                                    ------------          ------------

SUPPLEMENTAL INFORMATION:
Interest paid                                       $     83,941          $    153,852
                                                    ============          ============

                                                    $      1,034          $      1,600
Income taxes paid                                   ============          ============





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

        At March 14, 1998, the Company had firm commitments providing for borrowings aggregating $2,500,000 from two lending sources. One of these commitments provides for an extension of time until June 30, 1998, to pay outstanding construction costs of approximately $1,900,000 as of (March 1, 1998) and provides for immediate funding of $500,000 for working capital purposes. Under this commitment, the construction costs and any additional funding would be due on June 30, 1998, would bear interest at a bank's prime rate plus 5% and would be collateralized by the Company's facilities. Interest on the borrowings would be payable in common stock of the Company at $1.00 per share. In addition, in exchange for this commitment, the lender would receive a warrant, expiring in March 2001, to purchase up to 240,000 shares of the Company's common stock at $.5625 per share. The Company expects that it will exercise its rights to defer the payment of $1,900,000 and to provide immediate funding of $500,000.

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

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) CONTINUED


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

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) CONTINUED


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

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) CONTINUED


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

(7) Subsequent to January 31, 1998, several shares of the Company's Class B Preferred Stock and Class C Preferred Stock were converted into common stock of the Company. As of March 10, 1998, all of the Class B Preferred Stock had been converted into common stock of the Company, which resulted in the issuance of approximately 4,336,407 shares of common stock during the period from February 1, 1998 through March 10, 1998. Subsequent to January 31, 1998 and through March 10, 1998, 4,315 shares of Class C Preferred Stock were converted for 8,859,087 shares of common stock of the Company. At March 10, 1998, 6,556 shares of Class C Preferred Stock remained outstanding. In conjunction with these conversions, warrants were issued to the Class C Preferred stockholders to purchase 2,214,734 shares of the Company's common stock, which will be priced on March 24, 1998 at 110% of the conversion cap as defined in the Class C Preferred Stock agreement. As of March 10, 1998, if all convertible instruments were converted into common stock, the Company would be obligated to issue stock in excess of its authorized number of common shares. The Company has scheduled a Shareholder Meeting for April 23, 1998 to approve an increase in its authorized common stock from 60,000,000 shares to 120,000,000 shares.

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

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) CONTINUED



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