Form 10-K
period 1998-04-30
TECHNICLONE CORP/DE/
filed 1998-07-29
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from _______________ to _______________

                         Commission file number 0-17085

                             TECHNICLONE CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                                      95-3698422
         (State or other jurisdiction of                               (I.R.S. Employer
         incorporation or organization)                                Identification No.)

         14282 Franklin Avenue, Tustin, California                     92780-7017
         (Address of principal executive offices)                      (Zip Code)

         Registrant's telephone number, including area code:           (714) 508-6000

         Securities registered pursuant to Section 12(b) of the Act:   None

         Securities registered pursuant to Section 12(g) of the Act:   Common Stock
                                                                       (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $86,514,186 as of July 23, 1998, based upon average bid and asked prices of such stock.

                            [Cover page 1 of 2 pages]
                               Page 1 of 86 Pages

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                        62,989,216 shares of Common Stock
                               as of July 23, 1998


DOCUMENTS INCORPORATED BY REFERENCE.

         Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting.

                             TECHNICLONE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998


                                TABLE OF CONTENTS


               Forward-Looking Statements                                  4
               Risk Factors                                                4


                                     PART 1
Item  1.       Business                                                   17
Item  2.       Properties                                                 37
Item  3.       Legal Proceedings                                          37
Item  4.       Submission of Matters to a Vote of Security Holders        37


                                     PART II

Item  5.       Market for Registrant's Common Equity and Related
                 Stockholders' Matters                                    38
Item  6.       Selected Financial Data                                    39
Item  7.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            41
Item 7A.       Quantitative and Qualitative Disclosures
                 About Market Risk                                        48
Item  8.       Financial Statements and Supplementary Data                48
Item  9.       Changes in and Disagreements with Accountants
                 On Accounting and Financial Disclosures                  48


                                    PART III

Item 10.       Directors and Executive Officers of the Registrant         49
Item 11.       Executive Compensation                                     49
Item 12.       Security Ownership of Certain Beneficial Owners
                 and Management                                           49
Item 13.       Certain Relationships and Related Party Transactions       49


                                     PART IV

Item 14.       Exhibits, Consolidated Financial Statements
                 Schedules, and Reports on Form 8-K                       51

FORWARD-LOOKING STATEMENTS

         Except for historical information contained herein, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-K, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture its products; competitive conditions within the industry may change adversely; upon development of the Company's products, demand for the Company's products may weaken; the market may not accept the Company's products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to, the risks and uncertainties associated with completing pre-clinical and clinical trials of the Company's technologies; obtaining additional financing to support the Company's operations; obtaining regulatory approval for such technologies; complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell the Company's products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other commitments, or clinical trial costs and other factors. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's business, financial position and results of operations.

RISK FACTORS

         FLUCTUATION OF FUTURE OPERATING RESULTS. Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include worldwide economic and political conditions and industry specific factors. If the Company is to remain competitive and is to timely develop and produce commercially viable products at competitive prices in a timely manner, it must maintain access to external financing sources until it can generate revenue from licensing transactions or sales of products. The Company's ability to obtain financing and to manage its expenses and cash depletion rate (burn rate) is the key to the Company's continued development of product candidates and the completion of ongoing clinical trials. The Company expects that its burn rate will vary substantially on a quarter to quarter basis as it funds non-recurring items associated with clinical trials, product development, antibody manufacturing and radiolabeling expansion and scale-up, patent legal fees and various consulting fees. The Company has limited experience with clinical trials and if the Company encounters unexpected difficulties with its operations or clinical trials, it may have to expend additional funds, which would increase its burn rate.

         EARLY STAGE OF DEVELOPMENT. Since its inception, the Company has been engaged in the development of drugs and related therapies for the treatment of people with cancer. The Company's product candidates are generally in the early stages of development, with two product candidates currently in clinical trials. Revenues from product sales have been insignificant and throughout the Company's history there have been minimal revenues from product royalties. If the initial results from any of the clinical trials are poor, then management believes that such results will have a material adverse effect upon the Company's ability to raise additional capital, which will affect the Company's ability to continue a full-scale research and development effort for its antibody technologies. Additionally, product candidates resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next year. No assurance can be given that the Company's product development efforts, including clinical trials, will be successful, that required regulatory approvals for the indications being studied can be obtained, that its product candidates can be manufactured and radiolabeled at an acceptable cost and with appropriate quality or that any approved products can be successfully marketed.

         NEED FOR ADDITIONAL CAPITAL. At April 30, 1998, the Company had approximately $1,736,000 in cash and cash equivalents. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company currently has significant liabilities related to the construction of manufacturing facilities and has commitments to expend additional funds for facilities construction, clinical trials, radiolabeling contracts, consulting, for the repurchase of LYM-1 (Oncolym(R) hereafter) marketing rights from Alpha Therapeutic Corporation (Alpha). The Company also anticipates the need for significant funds for the repurchase of the European marketing rights for Oncolym(R) from Biotechnology Development, Ltd. (BTD) and to scale-up the manufacturing and radiolabeling capabilities. The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale-up for clinical trial production continues. The repurchase of the European marketing rights from BTD is subject to the Company obtaining additional cash resources or renegotiating the agreement. As a result of increased activities in connection with the Phase II/III clinical trials for Oncolym(R) and Phase I clinical trials for Tumor Necrosis Therapy (TNT), and the development costs associated with Vasopermeation Enhancements Agents (VEAs) and Vascular Targeting Agents (VTAs), the Company expects that the monthly negative cash flow will continue.

         During the period from May 1, 1998 through July 17, 1998, the Company received $530,000 from the exercise of an option to purchase 530 shares of 5% Adjustable Convertible Class C Preferred Stock (Class C Stock) from the Placement Agent for the related stock offering and approximately $1,356,000 from the exercise of warrants associated with the Class C Stock financing in exchange for approximately 2,068,000 shares of the Company's common stock.

         During June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line (Equity Line) with two institutional investors. The Equity Line expires in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock for up to $20,000,000 upon the effective registration of the Put shares. After effective registration for the Put shares, unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to those set forth in Rule 144(e).

         At the time of each Put, the investors will be issued a warrant, expiring on December 31, 2004, to purchase up to 10% of the amount of common stock issued to the investor at the same price at the time of the Put.

         The Equity Line provides for immediate funding of $3,500,000 in exchange for 2,545,454 shares of common stock. One-half of this amount is subject to adjustment at three months after the effective date of the registration statement registering these shares with the second half subject to adjustment six months after such effective date of the registration of these shares. At each adjustment date, if the market price at the three or six month period ("Adjustment Price") is less than the initial price paid for the common stock, the Company will be required to issue additional shares of its common stock equal to the difference between the amount of shares which would have been issued if the price had been the Adjustment Price for $1,750,000. The Company will also be required to issue additional warrants at each three month and six month period for 10% of any additional shares issued. Future Puts under the Equity Line will be priced at a 15% discount on the 10 day low closing bid price.

         The Company must raise additional funds to sustain its research and development efforts, provide for future clinical trials, expand its manufacturing and radiolabeling capabilities, and continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company will be required to obtain financing through one or more methods including a sale and subsequent leaseback of its facilities, obtaining additional equity or debt financing and/or negotiating a licensing or collaboration agreement with another company. The Company must also renegotiate the terms under the buyback agreement for the Oncolym(R) European marketing rights, or obtain additional financing prior to August 29, 1998, should the Company exercise its purchase option for the Oncolym(R) European marketing rights. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of the Company's product candidates. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

         On July 17, 1998, the Company notified the holders of the Class C Stock of its intention to redeem the Stock Purchase Warrants (Warrants) issued in conjunction with the 5% Adjustable Class C Preferred Stock (Class C Stock) financing. The redemption notice provides that all of the outstanding Warrants will be redeemed, if not converted on or before August 6, 1998. Under the terms of the financing, upon conversion of the Class C Stock, the holders of the Class C Stock were granted Warrants to purchase one-fourth of the common stock issued upon conversion for $.6554 per share. The agreement provides that the Company may redeem the Warrants for $.01 per share provided that certain conditions are met. Upon delivery of a notice of redemption to the warrantholder by the Company, the warrantholder may exercise the Warrants for cash, on a cashless basis or any combination thereof. Assuming a closing bid price of the Company's common stock of $1.50 per share, if the warrantholders elect to exercise on a cashless basis, the Company will issue approximately 2,295,000 shares of its common stock. If all of the warrantholders elect to exercise on a cash basis, the Company will receive approximately $2,672,000 and will issue approximately 4,076,000 shares of its common stock. Should the closing bid price of the Company's common stock be less than $.98 during the period from July 17, 1998 through August 6, 1998, the Company's redemption of the warrants will be nullified. If the warrant redemption is nullified, the Company will not receive any proceeds from the warrant redemption and any unexercised warrants could remain outstanding at the election of the warrantholder.

         In July 1998, the Company renegotiated its short-term note payable for $2,385,000 with a construction contractor to provide for an immediate payment by the Company of $500,000 and an extension of time until August 17, 1998 to pay the remaining balance of approximately $1,885,000. Interest on the remaining balance is payable under the same terms as the original note. In connection with the extension agreement, the Company issued an additional warrant, expiring in July 2001, to purchase up to 95,000 shares of the Company's common stock at $1.37 per share.

         During the same period, the Company entered into an agreement for the sale and subsequent leaseback of its facilities, which consists of two buildings located in Tustin, California. The sale/leaseback transaction is with an unrelated entity and provides for the leaseback of the Company's facilities for a ten-year period with two five-year options to renew. Proceeds from the sale of the Company's facilities are expected to be sufficient to retire the mortgage notes payable on the facilities as well as the amounts owed to the contractor for the upgrade and expansion of its antibody production facilities. While the sale/leaseback agreement is in escrow, it is subject to completion of normal due diligence procedures by the buyer and there is no assurance that the transaction will be completed on a timely basis or at all. Should the transaction not be completed by August 17, 1998, the Company will be required to utilize current cash funds to retire the $1,885,000 remaining balance owed to the contractor and will be required to find another buyer for the building or obtain alternative sources of financing.

          Without obtaining additional financing or completing one or more of the aforementioned transactions, the Company believes that it has sufficient cash on hand and available pursuant to the equity-based line of credit mentioned above to meet its obligations on a timely basis through January 31, 1999.

         ANTICIPATED FUTURE LOSSES. The Company has experienced significant losses since inception. As of April 30, 1998, the Company's accumulated deficit was approximately $72,639,000. The Company expects to incur significant additional operating losses in the future and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials, and scale-up of manufacturing and radiolabeling capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. All of the Company's products are in development, preclinical studies or clinical trials, and significant revenues have not been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate significant product revenues for at least two years. There can be no assurance that the Company will ever generate significant product revenues, which are sufficient to become profitable or to sustain profitability.

         COMMERCIAL PRODUCTION. To conduct clinical trials on a timely basis, obtain regulatory approval and be commercially successful, the Company must be able to scale-up its manufacturing and radiolabeling processes and ensure compliance with regulatory requirements of its product candidates so that such product candidates can be manufactured and radiolabeled in increased quantities. As the Company's products currently in clinical trials, Oncolym(R) and Tumor Necrosis Therapy (TNT), move towards Food and Drug Administration (FDA) approval, the Company or contract manufacturers must scale-up the production processes to enable production and radiolabeling in commercial quantities. The Company has expended significant funds for the scale-up of its antibody manufacturing capabilities for clinical trial requirements for its Oncolym(R) and TNT products and for refinement of its radiolabeling processes. If the Company were to commercially self-manufacture either of these products, it will have to expend an estimated additional six to ten million dollars for production facility expansion and an estimated additional five to eight million dollars for radiolabeling facilities. However, the Company believes it can successfully negotiate an agreement with contract antibody manufacturers to have these products produced on a "per run basis", thereby deferring or reducing the significant expenditure (six to ten million dollars) estimated to scale-up manufacturing. The Company believes that it can successfully negotiate an agreement with contract radiolabeling companies to provide radiolabeling services to meet commercial demands. Such a contract would, however, require a substantial investment by the Company (estimated at five to eight million dollars over the next two years) for equipment and related production area enhancements required by these vendors, and also for vendor services associated with technology transfer assistance, scale-up and production start-up, and for regulatory assistance. The Company anticipates that production of its products in commercial quantities will create technical and financial challenges for the Company. The Company has limited manufacturing experience, and no assurance can be given as to the Company's ability to scale-up its manufacturing operations, the suitability of the Company's present facility for clinical trial production or commercial production, the Company's ability to make a successful transition to commercial production and radiolabeling or the Company's ability to reach an acceptable agreement with contract manufacturers to produce and radiolabel Oncolym(R), TNT, or the Company's other product candidates in clinical or commercial quantities. The failure of the Company to scale-up its manufacturing and radiolabeling for clinical trial or commercial production or to obtain contract manufacturers, could have a material adverse effect on the Company's business, financial position and results of operations.

         SHARES ELIGIBLE FOR FUTURE SALE; DILUTION. The decline in the market price of the Company's common stock has lead to substantial dilution to holders of common stock. The Class C Stock provides for shares of the Class C Stock to be converted into shares of the Company's common stock at the lower of a conversion cap of $.5958 (the Conversion Cap) or a conversion price indexed to the market price of the common stock at the time of conversion. Sales, particularly short selling, of substantial amounts of common stock in the public market have and may adversely affect the prevailing market price of the common stock and, depending upon the then current market price of the common stock, increase the risks associated with the possible conversion of the Class C Stock and related warrants. From September 26, 1997, the date on which the Class C Stock was first convertible, through March 1998, the price of the Company's common stock steadily declined while the average trading volume increased significantly.

         From September 26, 1997 (the date the Class C Stock became convertible into common stock) through July 17, 1998, 13,619 shares of Class C Stock, including Class C dividend shares, were converted into 24,578,437 shares of common stock, resulting in substantial dilution to the common shareholders. In addition, in conjunction with the conversion of the Class C Stock, the holders were granted warrants to purchase shares of common stock of the Company. Warrants to purchase 2,068,380 shares of common stock have been exercised through July 17, 1998. At July 17, 1998, Warrants to purchase 4,076,157 shares of common stock remained outstanding and exercisable at $.6554 per share. The remaining 354 shares of Class C Stock outstanding at July 17, 1998, may be converted into shares of common stock at the lower of a 27% discount from the average of the lowest market trading price for the five days preceding conversion (Conversion Price) or the Conversion

Cap. Additional warrants will be issued upon the conversion of the remaining shares of Class C Stock in accordance with the terms of the agreement.

         In addition to the warrants set forth above, at July 17, 1998, the Company had outstanding warrants and options to employees, directors, consultants and other parties to issue approximately 8,622,000 shares of common stock at an average price of $1.08 per share. The warrants and options expire at various dates through June 2008.

         STOCK PRICE FLUCTUATIONS AND LIMITED TRADING VOLUME. The Company's participation in the highly competitive biotechnology industry often results in significant volatility in the market price of the Company's common stock. Also, at times there is a limited trading volume in the Company's common stock. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of biotechnology products and economic and other external factors, as well as period-to-period fluctuations in financial results may have a significant impact on the market price of the Company's common stock. The volatility in the stock price and the potential additional new shares of common stock that may be issued on the exercise of warrants and options and the historical limited trading volume are significant risks investors should consider. As a result of the Warrants outstanding related to the Class C Stock conversions, the Company will be required to issue a substantial amount of additional shares of common stock should the warrantholders exercise their Warrants.

         If the holders of the warrants exercise all or a significant portion of their Warrants in a limited time period and attempt to sell all or a significant portion of the shares of common stock issued in the open market, a depression of the market price for a share of the Company's common stock could result.

         MAINTENANCE CRITERIA FOR NASDAQ, RISKS OF LOW-PRICED SECURITIES. The Company's common stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's common stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have either net tangible assets of at least $2,000,000, market capitalization of at least $35,000,000, or net income (in either its latest fiscal year or in two of its last three fiscal years) of at least $500,000. In addition, the Company must meet other requirements, including, but not limited to, having a public float of at least 500,000 shares and $1,000,000, a minimum bid price of $1.00 per share of common stock, at least two market makers and at least 300 stockholders, each holding at least 100 shares of common stock. For the period of January 29, 1998 through May 4, 1998, the Company failed to maintain the $1.00 bid requirement, but since May 5, 1998, the Company has met the minimum $1.00 bid price requirement. The Company is currently in compliance with such requirements; however, there is no assurance that the Company will be able to maintain these requirements in the future. If the Company fails to meet the Nasdaq SmallCap Market listing requirements, the market value of the common stock would decline and holders of the Company's common stock would likely find it more difficult to dispose of, and to obtain accurate quotations as to the market value of the common stock.

         If the Company's common stock ceases to be included on the Nasdaq SmallCap Market, the Company's common stock could become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to these penny stock rules. If the Company's common stock becomes subject to the penny stock rules, investors may be unable to readily sell their shares of common stock.

         INTENSE COMPETITION. The biotechnology industry is intensely competitive and changing rapidly. Substantially all of the Company's existing competitors have greater financial resources, larger technical staffs, and larger research budgets than the Company and greater experience in developing products and running clinical trials. Two of the Company's competitors, Idec Pharmaceuticals Corporation ("Idec") and Coulter Pharmaceuticals, Inc. ("Coulter"), each has a lymphoma antibody that may compete with the Company's Oncolym(R) product. Idec is currently marketing its lymphoma product for low grade non-Hodgkins Lymphoma and the Company believes that Coulter will be marketing its respective lymphoma product prior to the time the Oncolym(R) product will be submitted to the FDA for marketing approval. Coulter has also announced that it intends to seek to conduct clinical trials of its antibody treatment for intermediate and/or high grade non-Hodgkins lymphomas. In addition, there are several companies in preclinical studies with angiogenesis technologies which may compete with the Company's Vascular Targeting Agent (VTA) technology. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial position and results of operations. There can be no assurance that the Company's competitors will not be able to raise substantial funds and to employ these funds and their other resources to develop products which compete with the Company's other product candidates.

         TECHNOLOGICAL UNCERTAINTY. The Company's future success will depend significantly upon its ability to develop and test workable products for which the Company will seek FDA approval to market to certain defined groups. A significant risk remains as to the technological performance and commercial success of the Company's technology and products. The products currently under development by the Company will require significant additional laboratory and clinical testing and investment over the foreseeable future. The research, development, and testing activities, together with the resulting increases in associated expenses, are expected to result in operating losses for the foreseeable future. Although the Company is optimistic that it will be able to successfully complete development of one or more of its products, there can be no assurance that (i) the Company's research and development activities will be successful; (ii) any proposed products will prove to be effective in clinical trials; (iii) the Company's product candidates will not cause harmful side effects during clinical trials; (iv) the Company's product candidates may take longer to progress through clinical trials than has been anticipated; (v) the Company's product candidates may prove impracticable to manufacture in commercial quantities at a reasonable cost and/or with acceptable quality; (vi) the Company will be able to obtain all necessary governmental clearances and approvals to market its products; (vii) the Company's product candidates will prove to be commercially viable or successfully marketed; or (viii) that the Company will ever achieve significant revenues or profitable operations. In addition, the Company may encounter unanticipated problems, including development, manufacturing, distribution, financing and marketing difficulties. The failure to adequately address such difficulties could have a material adverse effect on the Company's business, financial position and results of operations.

         The results of initial preclinical and clinical testing of the products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. The Company's clinical data gathered to date with respect to its Oncolym(R) antibody are primarily from a Phase II dose escalation trial which was designed to develop and refine the therapeutic protocol to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with a radiolabeled antibody. Further, the data from this Phase II dose escalation trial were compiled from testing conducted at a single site and with a relatively small number of patients. Substantial additional development and clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this potential product. There can be no assurance that clinical trials of Oncolym(R) or TNT, or other product candidates under development will demonstrate the safety and efficacy of such products to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of Oncolym(R), TNT, or any other therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company's business, financial condition and results of operations.

         UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS. The Company has limited experience in conducting clinical trials. The rate of completion of the Company's clinical trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company. There is no assurance that patients enrolled in the Company's clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with the FDA regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA. Any suspension or delay of any of the clinical trials could have a material adverse effect on the Company's business, financial condition and results of operations.

         LENGTHY REGULATORY PROCESS; NO ASSURANCE OF REGULATORY APPROVALS. Testing, manufacturing, radiolabeling, advertising, promotion, export and marketing, among other things, of the Company's proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, the Company believes that its products will be regulated by the FDA as biologics. Manufacturers of biologics may also be subject to state regulation.

         The steps required before a biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an Investigational New Drug application ("IND") for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a Product License Application ("PLA") or a Biologics License Application ("BLA"), (v) the submission to the FDA of an Establishment License Application ("ELA"), (vi) FDA review of the ELA and the PLA or BLA, and (vii) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with Current Good Manufacturing Practices (CGMP). The testing and approval process requires substantial time, effort, and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

         The results of preclinical studies and clinical studies, together with detailed information on the manufacture and composition of a product candidate, are submitted to the FDA as a PLA or BLA requesting approval to market the product candidate. Before approving a PLA or BLA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the marketing of the product candidate unless CGMP compliance is satisfactory. The FDA may deny a PLA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any PLA or BLA submitted by the Company will be granted on a timely basis or at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

         Both before and after approval is obtained, violations of regulatory requirements, including the preclinical and clinical testing process, or the PLA or BLA review process may result in various adverse consequences, including the FDA's delay in approving or refusing to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or license holder. For example, license holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to CGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with CGMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain CGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's product candidates.

         The Company will also be subject to a variety of foreign regulations governing clinical trials and sales of its products. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. At least initially, the Company intends, to the extent possible, to rely on licensees to obtain regulatory approval for marketing its products in foreign countries.

         SOURCE OF RADIOLABELING SERVICES. The Company currently procures its radiolabeling services pursuant to negotiated contracts with one domestic entity and one European entity. There can be no assurance that these suppliers will be able to qualify their facilities, label and supply antibody in a timely manner, if at all, or that governmental clearances will be provided in a timely manner, if at all, and that clinical trials will not be delayed or disrupted. Prior to commercial distribution, the Company will be required to identify and contract with a commercial radiolabeling company for commercial services. The Company is presently in discussions with several companies to provide commercial radiolabeling services. A commercial radiolabeling service agreement will require the investment of substantial funds by the Company (see Manufacturing and Production). The Company expects to rely on its current suppliers for all or a significant portion of its requirements for the Oncolym(R) and TNT antibody products to be used in clinical trials for the immediate future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the I131 radioisotope. Accordingly, any change in the Company's existing or future contractual relationships with, or an interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market the Oncolym(R) and TNT antibodies, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

         HAZARDOUS AND RADIOACTIVE MATERIALS. The manufacturing and use of the Company's Oncolym(R) and TNT require the handling and disposal the radioactive isotope I131. The Company is relying on its current contract manufacturers to radiolabel its antibodies with I131 and to comply with various local, state and or national regulations regarding the handling and use of radioactive materials. Violation of these local, state, national, or international regulations by these radiolabeling companies or a clinical trial site could significantly delay completion of such trials. Violations of safety regulations could occur with these manufacturers, and, therefore, there is a risk of accidental contamination or injury. The Company could be held liable for any damages that result from such an accident, contamination or injury from the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may incur substantial costs to comply with environmental regulations. In the event of any such noncompliance or accident, the supply of Oncolym(R) and TNT for use in clinical trials or commercially could be interrupted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION. The Company intends to sell its products in the United States and internationally in collaboration with marketing partners. At the present time, the Company does not have a sales force to market Oncolym(R) or TNT. If and when the FDA approves Oncolym(R) or TNT, the marketing of Oncolym(R) and TNT will be contingent upon the Company either licensing or entering into a marketing agreement with a large company or upon it recruiting, developing, training and deploying its own sales force. The Company does not presently possess the resources or experience necessary to market either Oncolym(R), TNT, or its other product candidates. Other than the agreement with BTD, the Company presently has no agreements for the licensing or marketing of its product candidates, and there can be no assurance that the Company will be able to enter into any such agreements in a timely manner or on commercially favorable terms, if at all. Development of an effective sales force requires significant financial resources, time, and expertise. There can be no assurance that the Company will be able obtain the financing necessary or to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for the Company's product candidates.

         UNCERTAINTY OF MARKET ACCEPTANCE. Even if the Company's products are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that the Company's products will be commercially successful. If the Company's two products in clinical trials, Oncolym(R) and TNT, are approved, they would represent a departure from more commonly used methods for cancer treatment. Accordingly, Oncolym(R) and TNT may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of Oncolym(R) and TNT in the treatment of cancer. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in most cases chemotherapy, rather than new alternative therapies. The Company or its marketing partner will be required to implement an aggressive education and promotion plan with doctors in order to gain market recognition, understanding, and acceptance of the Company's products. Market acceptance also could be affected by the availability of third party reimbursement. Failure of Oncolym(R) and TNT to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

         PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secrets and orphan drug designations. The Company has several United States patents, United States patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications owned by other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. The patent position worldwide of biotechnology companies in relation to proprietary products is highly uncertain and involves complex legal and factual questions. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would be held valid or enforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. The Company may have to participate in interference proceedings if declared by the United States Patent and Trademark Office to determine priority of inventions, which typically take several years to resolve and could result in substantial costs to the Company.

         A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody and angiogenesis fields, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to those of the Company. To date, no consistent policy has emerged regarding the breadth of claims allowed in biopharmaceutical patents. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued that would have an adverse effect on the Company's ability to market any product which it develops. Accordingly, the Company expects that commercializing monoclonal antibody-based products may require licensing and/or cross-licensing of patents with other companies in this field. There can be no assurance that the licenses, which might be required for the Company's processes or products, would be available, if at all, on commercially acceptable terms. The ability to license any such patents and the likelihood of successfully contesting the scope or validity of such patents is uncertain and the costs associated therewith may be significant. If the Company is required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, the Company's ability to manufacture its products would be materially adversely affected.

         The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with its employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

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

         DEPENDENCE ON MANAGEMENT AND OTHER KEY PERSONNEL. The Company is dependent upon a limited number of key management and technical personnel. The loss of the services of one or more of such key employees could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's success will be dependent upon its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition in its recruiting activities, and there can be no assurance that the Company will be able to attract and/or retain qualified personnel.

         IMPACT OF THE YEAR 2000. The Company is continually modifying and upgrading its software and systems and has modified its current financial software to be Year 2000 compliant. The Company does not believe that with upgrades of existing software and/or conversion to new software that the Year 2000 issue will pose significant operational problems for its internal computer systems. The Company expects all systems to be Year 2000 compliant by April 30, 1999 through the use of internal and external resources. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. The Company presently believes the Year 2000 problem will not pose significant operational problems and is not anticipated to have a material effect on its financial position or results of operations in any given year. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties or project delays by the Company or its suppliers.

         EARTHQUAKE RISKS. The Company's corporate and research facilities, where the majority of its research and development activities are conducted, are located near major earthquake faults which have experienced earthquakes in the past. The Company does not carry earthquake insurance on its facility due to its prohibitive cost and limited available coverage. In the event of a major earthquake or other disaster affecting the Company's facilities, the operations and operating results of the Company could be adversely affected.




                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

         Techniclone Corporation was incorporated in the State of Delaware on September 25, 1996. On March 24, 1997, Techniclone International Corporation, a California corporation, (predecessor company incorporated in June 1981) was merged with and into Techniclone Corporation, a Delaware corporation (collectively "Techniclone"). This merger was effected for the purpose of effecting a change in the Company's state of incorporation from California to Delaware and making certain changes in the Company's charter documents. The "Company" refers to Techniclone Corporation, Techniclone International Corporation, its former subsidiary, Cancer Biologics Incorporated ("CBI"), which was merged into the Company on July 26, 1994 and its wholly-owned subsidiary Peregrine Pharmaceuticals, Inc., a Delaware corporation ("Peregrine").

        On April 24, 1997, the Company acquired all of the outstanding stock of Peregrine in exchange for 5,080,000 shares of the Company's common stock and the assumption of net liabilities of approximately $484,000. Peregrine is a development stage company involved in the research and development of Vascular Targeting Agents (VTAs). The acquisition was accounted for as a purchase. The excess of the purchase price over net tangible assets acquired (cash and notes receivable) and liabilities assumed (accounts payable and accrued liabilities) represents the difference between the fair value of the Company's common stock exchanged and the fair value of net assets purchased. The excess purchase price of approximately $27,154,000 over the net tangible assets acquired represents the amount paid for acquired technologies and related intangible assets. The excess purchase price for the acquisition was charged to operations as of the effective date of the acquisition as the related technologies had not reached technological feasibility and the technology had no known future alternative uses other than the possibility for treating cancer patients.

         The Company's offices and laboratories are located at 14282 Franklin Avenue, Tustin, California 92780-7017, and its telephone number is (714) 508-6000.

                                PRODUCT PLATFORM

         Techniclone Corporation is engaged in the research, development and commercialization of novel cancer therapeutics in two principal areas: 1) direct tumor targeting agents for the treatment of refractory malignant lymphoma and 2) collateral targeting agents for the treatment of solid tumors.

         Oncolym(R), the Company's most advanced direct tumor targeting agent candidate, is an investigational murine monoclonal antibody radiolabeled with I131 which is being studied in a Phase II/III trial for the treatment of intermediate and high-grade relapsed or refractory B-cell non-Hodgkins lymphoma
(NHL). The clinical trials are currently being held at participating medical centers, including, M.D. Anderson Cancer Center, George Washington University Medical Center, Iowa City VA Medical Center, Queen's Medical Center-Hawaii, University of Illinois at Chicago

Medical Center and University of Miami Hospital. The Company currently anticipates adding up to four additional clinical trial sites for Oncolym(R). Following the completion of the clinical trials, the Company expects to file an application with the FDA to market Oncolym(R) in the United States.

         Collateral tumor targeting is broadly described as the therapeutic strategy of targeting peripheral structures and cell types, other than the viable cancer cells directly, as a means to treat solid tumors. The Company three leading advanced collateral targeting agents for solid tumors are Tumor Necrosis Therapy (TNT), Vascular Targeting Agents (VTAs), and Vasopermeation Enhancement Agents (VEAs).

         Tumor Necrosis Therapy (TNT) is a universal tumor targeting therapy potentially capable of treating a wide range of solid tumors. Radiolabeled TNT agents act by binding to dead or dying cells at the core of the tumor and irradiating the tumor from the inside out. TNT is potentially capable of carrying a wide variety of therapeutic agents to the interior of solid tumors. The Company's first TNT based product is an investigational, chimeric monoclonal antibody radiolabeled with the I131 isotope. During March 1998, the Company began enrolling patients into a Phase I study of TNT for the treatment of malignant glioma (brain cancer). The clinical trials are currently being conducted at The Medical University of South Carolina with additional clinical sites to be added in the future.

         Vascular Targeting Agents (VTAs) act by destroying the vasculature of solid tumors. VTAs are multifunctional molecules that target the capillaries and blood vessels of solid tumors. Once there, these agents block the flow of oxygen and nutrients to the underlying tissue by creating a blood clot in the tumor. Within hours of the clot's formation, the tumor begins to die and necrotic regions are formed. Since every tumor in excess of 2mm in size forms an expanding vascular network during tumor growth, VTAs could be effective against all types of solid tumors. Techniclone's scientists are doing preliminary studies on Vascular Targeting Agents. The VTA technology was acquired in April of 1997 through the Company's acquisition of Peregrine Pharmaceuticals, Inc.

         Vasopermeation Enhancement Agents (VEAs) use vasoactive compounds (molecules that cause tissues to become more permeable) linked to monoclonal antibodies, such as the TNT antibody, to increase the vasoactive permeability at the tumor site and act to increase the concentration of killing agents at the core of the tumor. In pre-clinical studies, Techniclone's scientists were able to increase the uptake of drugs or isotopes within a tumor by 200% to 400% if a vasoactive agent was given several hours prior to the therapeutic treatment. The therapeutic drug can be a chemotherapy drug, a radioactive isotope or other cancer fighting agent. This enhancement of toxic drug dosing is achieved by altering the physiology and, in particular, the permeability of the blood vessels and capillaries that serve the tumor. As the tumor vessels become more permeable, the amount of therapeutic treatment reaching the tumor cells increases.

                 CANCER: THE DISEASE AND CONVENTIONAL TREATMENTS

         Cancer is a family of more than one hundred diseases that can be categorized into two broad groups: (i) non-solid tumor cancers such as hematological or blood-borne malignancies, including lymphomas and leukemias, and (ii) solid tumor cancers, such as brain, lung, prostate, breast and colon cancers. All cancers are generally characterized by a breakdown of the cellular mechanisms that regulate cell growth and cell death in normal tissues. In the U.S. alone, there are over 1.3 million new cases of cancer diagnosed each year, of which, approximately 1.2 million are solid tumors.

         Non-Hodgkins B-cell lymphomas are non-solid, blood borne cancers of the immune system which currently afflict approximately 240,000 patients in the United States. More than 55,000 new cases are expected to be diagnosed in 1998. Non-Hodgkins lymphomas are generally classified into one of three groups: low, intermediate or high grade.

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

         In solid tumor cancers, malignant tumors invade and disrupt nearby tissues and can also spread throughout the body or "metastasize." The impact of these tumors on vital organs such as the brain, lungs and the liver frequently leads to death. Surgery is used to remove solid tumors that are accessible to the surgeon and can be effective if the cancer has not metastasized. Conventional radiation therapy also can be employed to irradiate a solid tumor and surrounding tissues and is a first-line therapy for inoperable tumors, but side effects are a limiting factor in treatment. Conventional external beam radiation therapy is used frequently in conjunction with surgery either to reduce the tumor mass prior to surgery or to destroy tumor cells that may remain at the tumor site after surgery. While surgery and radiation therapy are the primary treatments for solid tumors, chemotherapy is often used as a primary therapy for inoperable or metastatic cancers.

         The Company is currently in Phase I clinical trials for treatment of malignant glioma, a solid tumor cancer and the most common type of a primary malignant brain tumor. Glioma grows rapidly, is debilitating and is almost always fatal. Within the brain, gliomas (tumors that grow from glial cells) usually occur in the cerebral hemispheres but may also strike other areas, especially the optic nerve, the brain stem, and particularly among children, the cerebellum. Within the next 12 months, over 100,000 people in the United States will be diagnosed with a primary or metastatic brain tumor, and the incidence is on the rise. Brain tumors are the second leading cause of cancer death in children under age 15 and in young adults up to age 34. Conventional treatments for brain tumors include surgery, radiation treatment and/or chemotherapy.

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



      EMERGING METHODS OF CANCER TREATMENT - MONOCLONAL ANTIBODY TECHNOLOGY

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

         Chimeric antibodies are constructed from portions of murine (mouse) antibodies and human antibodies which are linked together. A chimeric antibody consists mostly of human protein, with a small amount of murine protein carrying the specificity site. Like fully human antibodies, chimerics are regarded as less foreign to the human body than whole murine antibodies and are suited to multiple treatments in-vivo. Techniclone has prepared chimerics of Oncolym(R) and TNT at its research laboratories.

         Fully human antibodies are more compatible with the human immune system and thus should be able to avoid most of the immune response and bodily rejection complications which may be encountered in using murine or chimeric antibodies for cancer therapy. A human TNT antibody has been completed by Cambridge Antibody Technology, Inc. (CAT) (see Licensing, Financing and Other Arrangements for further development and use by the Company).

          THERAPEUTIC APPLICATIONS. Cancer therapy utilizing monoclonal antibodies, whether used alone or conjugated with other substances that attack cancerous cells, directly attack the cancerous cells, leaving most healthy cells unharmed. Consequently, cancer therapies based upon monoclonal antibodies have the potential for more effective treatments without the harmful side effects associated with most cancer therapies. Research in this area has indicated that certain monoclonal antibodies are effective in the treatment of certain types of cancers, including lymphoma. In limited clinical trials, the Company's Oncolym(R) product appears to be an effective treatment for lymphoma, a form of cancer of the lymph nodes and blood lymphocytes.

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

                   TECHNICLONE'S APPROACHES TO CANCER THERAPY

         Techniclone's scientific team has formulated a comprehensive new approach to the treatment of cancerous tumors. For non-solid tumor therapy (hemotological malignancies, including lymphomas and leukemias) the Company has developed Oncolym(R), a direct tumor targeting agent, which is currently in a Phase II/III clinical trial in the U.S. for treatment of intermediate and high grade non-Hodgkins B-cell lymphoma.

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

         To solve the problems associated with direct tumor targeting for solid tumors, Techniclone has concentrated its development efforts on an indirect targeting approach by targeting anatomical structures essential for tumor growth and the by-products of tumor growth, most notably necrotic tissue. This strategy of targeting peripheral structures and cell types, rather than directly targeting of the viable cancer cell itself, as a means to treat solid tumor cancers is broadly described as "collateral targeting". The Company holds fundamental patents for three of the most important new classes of compounds to have emerged in the field of collateral targeting, Tumor Necrosis Therapy (TNT), Vascular Targeting Agents (VTA) and Vasopermeation Enhancement Agents (VEA).

         The Company believes that the use of collateral (indirect) targeting agents for solid tumor therapy might solve some of the problems associated with conventional chemotherapy and radiation therapy, and problems encountered in the early industry testing of direct targeting approaches to solid tumor therapy. The main advantage of collateral targeting agents is that the targeted tumor structures appear to be common to all solid tumors, such that one targeting agent may be effective for a wide-range of solid tumor types. Additionally, since collateral targeting agents target the non-mutable components of the tumor, the potential for the development of drug resistance by the tumor is reduced.

         ONCOLYM(R) FOR NON-SOLID TUMOR THERAPY

         Techniclone's first proprietary monoclonal antibody cancer therapy product LYM-1 (which will be marketed under the tradename Oncolym(R)) is now in a Phase II/III multi-center clinical trial. LYM-1 (Oncolym(R)) is designed as a therapy against non-Hodgkins B-cell lymphoma cancer. Techniclone's Oncolym(R) antibody is linked to a radioactive isotope (I131), and the combined molecule is injected into the blood stream of the cancer patient where it recognizes and binds to the cancerous lymphoma tumor sites, thereby delivering the radioactive isotope to the tumor site, with minimal adverse effect on surrounding healthy tissue.

         In Phase II trials of non-Hodgkin's lymphoma patients treated with LYM-1 (Oncolym(R)) at varying dose levels, fifty-six percent (56%) of the trial participants had complete or partial (greater than 50% tumor shrinkage) remissions of their tumors. It should be noted that these Phase II clinical trial results were achieved with terminal patients whose disease was progressing despite conventional chemotherapy and who were diagnosed as having a life expectancy of from two to six months.

         A Phase II/III clinical trial of the Oncolym(R) antibody is being conducted by Techniclone at several clinical sites with the current expectation that the study will ultimately be expanded to include up to ten sites with an expected enrollment of up to 100 evaluable patients. The Oncolym(R) clinical trial includes patients with intermediate- or high-grade relapsed or refractory non-Hodgkins B-cell lymphoma that have failed two prior chemotherapy treatments. The current clinical trial protocol includes treatment of patients with two therapeutic doses of radiolabeled Oncolym(R) given six weeks apart. The therapeutic radiation dosage level being used in the current Phase II/III protocol is expected to comply with Nuclear Regulatory Commission guidelines for outpatient treatment at most medical institutions.

         COLLATERAL TARGETING AGENTS FOR SOLID TUMOR THERAPY

         Techniclone has developed two advanced monoclonal antibody technologies for collateral targeting of solid tumors for cancer therapy and acquired one collateral targeting technology with the acquisition of Peregrine. Tumor Necrosis Therapy (TNT) and Vascular Targeting Agents (VTAs) are possible stand-alone or combined cancer therapy technologies, but when used in combination with Vasopermeation Enhancement Agents (VEAs), these technologies form a complete three-pronged platform which is designed to potentially eradicate most solid tumors.

         TUMOR NECROSIS THERAPY (TNT). Tumor Necrosis Therapy represents an entirely new approach to cancer therapy. Instead of targeting living cancer cells, TNT targets dead and dying cells because such cells account for up to 50% of the mass of a tumor and are found primarily at the tumor core. TNT binds to DNA or DNA-associated proteins, such as histones, found within the nucleus of every cell. TNT is not able to discriminate between DNA found in living cells and DNA found in dead cells but, rather, is only able to bind to DNA in cells having porous nuclear and cellular membranes. Since porosity is a property uniquely associated with dead and dying cells, the DNA functions as a highly abundant but selective target. This DNA target is not believed to modulate as do targets associated with other tumor-specific cell surface antigens that are commonly used as targets with other antibody-based therapeutic modalities. Once concentrated in necrotic regions throughout the tumor, radiolabeled TNT can potentially bombard neighboring viable cancer cells with beta radiation for up to twelve days.

         Each successive treatment with TNT potentially kills more cancer cells, thereby, increasing the necrotic area of the tumor. Thus, TNT potentially becomes more effective upon subsequent doses, contrary to conventional chemotherapy, which becomes less effective with subsequent doses due to increased drug resistance. Additionally, since radioactive isotopes have a large killing radius of 100-300 cell layers around the isotope, TNT might be effective in most areas of the tumor having small pockets of necrosis surrounded by viable tumor cells. In essence, TNT potentially destroys the tumor from the inside out. The TNT targeting mechanism could be the basis for a class of new products effective across a wide-range of solid tumor types, including brain, lung, colon, breast, liver, prostate and pancreatic cancers.

         The Company's first TNT based product is an investigational chimeric monoclonal antibody radiolabeled with the isotope, I131. During March 1998, the Company began enrolling patients into a Phase I study of TNT or the treatment of malignant glioma (brain cancer). The treatment protocol uses an interstitial delivery system pioneered by the National Institutes of Health (NIH). The interstitial delivery system pioneered by the NIH uses a low-pressure intra-tumoral catheter reported to deliver therapeutic agents to large regions of the brain by increasing bulk flow and producing interstitial convection. The Phase I clinical investigation is designed to assess the safety and tolerability of interstitially administered TNT antibody. The protocol includes up to 24 patients with recurrent supratentorial anaplastic astrocytoma and glioblastoma multiforme. Patients will include those who are candidates for surgical treatment and patients for which surgical tumor debulking is not possible. The Company amended the Phase I trial protocol in July 1998, to allow for patient specific dosing of TNT based on the volume of the specific brain tumor. The radiolabeled antibody will be administered by continuous infusion through a stereotactically placed intra-tumoral catheter over 24 hours. Endpoints in the study include safety, determination of the maximum tolerated dose, pharmacokinetic profile, and radiation dosimetry. The clinical trials are currently being conducted at The Medical University of South Carolina with additional clinical sites to be added in the future.

         VASCULAR TARGETING AGENTS (VTAs). The VTA technology was acquired in April 1997 through the Company's acquisition of Peregrine Pharmaceuticals, Inc. VTAs are molecules that target the blood vessels of tumors and act to kill solid tumors by destroying these blood vessels. After attaching to the endothelial cells which line the tumor blood vessels, the VTA induces a blood clot in the tumor blood vessels causing the flow of oxygen and nutrients to the tumor cells to cease. Without adequate oxygen and nutrients, the tumor dies and necrotic regions are formed.

         VTAs act on the endothelial cells lining the blood vessels of tumors, not on the tumor cells themselves. This method of delivery is believed to be advantageous, when compared to the method of delivery of conventional cancer drugs, because VTAs are not required to penetrate the tumor directly to obtain a therapeutic response. On the other hand, conventional cancer drug agents must migrate out of the blood vessels and into the tumor tissue to be effective. Penetration of the tumor by conventional cancer drug agents, particularly the inner core of the tumor, has been proven difficult to accomplish.

         VTAs have the potential to be effective against a wide variety of solid tumors since every solid tumor in excess of two millimeters must form a vascular network to survive and tumor vasculature is believed to be consistent among various tumor types.

         Additionally, a potential advantage of the VTA approach is that the endothelial cells targeted by VTAs do not mutate to become drug resistant. Drug resistance caused by the instability and mutability of cancer cells is a major problem with conventional therapeutic agents which must directly target the cancer cells of the tumor.

         Techniclone's scientists continue to perform preclinical studies on VTAs. In these preclinical or animal studies, VTAs have shown that within hours after administration, clots form in the tumor vasculature and the tumor cells begin to die. Within days, large tumor masses have been shown to disintegrate and have left nearby healthy tissue intact and fully functional.

         The VTA technology differs from conventional anti-angiogenesis therapy in that VTAs act by shutting off the supply of oxygen and nutrients to tumor cells by inducing clot formation in existing tumor blood vessels. By contrast, anti-angiogenesis compounds typically work by inhibiting the growth of new tumor blood vessels. In inhibiting the growth of new tumor blood vessels, tumor growth may be diminished, but the existing tumor can maintain its bulk by utilizing the existing tumor blood vessels. The VTA approach, therefore, is designed to provide a therapeutic effect for the debulking of existing tumors.

         VASOPERMEATION ENHANCEMENT AGENTS (VEAs). Vasopermeation Enhancement Agents use vasoactive compounds (molecules that cause tissues to become more permeable) linked to monoclonal antibodies, such as the TNT antibodies, to increase the vasoactive permeability at the tumor site and act to increase the concentration of killing agents at the core of the tumor. Vasopermeation Enhancement Agents are administered to a cancer patient by pretreating the patient with a vasoconjugate, such as Interleukin-2 (IL-2) linked to a monoclonal antibody, a few hours prior to delivery of a therapeutic agent. The antibody side of this vasoconjugate may be targeted either against antigens which are unique to the tumor vessel walls or antigens inside the tumor itself. The vasoconjugate affects the walls of the tumor vessel and causes an immediate increase in vessel permeability thereby causing these tissues to become a "sink" for other compounds that are subsequently given intravenously. This increased state of permeability creates a window of opportunity for several hours, allowing any therapeutic drug injected into the patient during that time to enter the tumor in greatly enhanced concentrations. In pre-clinical studies, Techniclone's scientists were able to increase the uptake of drugs or isotopes within a tumor by 200% to 400% if a vasoactive agent was given several hours prior to the therapeutic treatment. The therapeutic drug can be a chemotherapy drug, radiolabeled antibody or other cancer fighting agent. This enhancement of toxic drug dosing is achieved by altering the physiology and, in particular, the permeability of the blood vessels and capillaries that serve the tumor. As the tumor vessels become more permeable, the amount of therapeutic treatment reaching the tumor cells increases. Techniclone's scientists are doing preliminary studies on Vasopermeation Enhancement Agents.



                  LICENSING, FINANCING, AND OTHER ARRANGEMENTS

         LICENSING ARRANGEMENTS. In 1985, the Company entered into a research and development agreement with Northwestern University and its researchers to develop antibodies known as LYM-1 (Oncolym(R)) and LYM-2 (collectively "the LYM Antibodies"). Techniclone holds an exclusive world-wide license to manufacture and market products using the LYM Antibodies. In exchange for the world-wide license to manufacture and market the products, the Company will pay royalties to Northwestern University of up to 6% of net sales (as defined in the agreement) of the LYM-1 or LYM-2 products.

         On October 28, 1992, the Company entered into an agreement with an unrelated corporation (licensee) to terminate a previous license agreement relating to the LYM Antibodies. The termination agreement provides for maximum payments of $1,100,000 to be paid by the Company based on achievement of certain milestones, including royalties on net sales. At April 30, 1998, the Company had paid $100,000 and accrued an additional $100,000 relating to the termination agreement. There have been no sales of the related products through April 30, 1998. Future maximum commitments under the agreement are $900,000.

         On February 29, 1996, the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. (BTD), a limited partnership controlled by a director and a shareholder of the Company. Under the terms of the agreement, BTD was granted the right to market and distribute LYM products in Europe and other designated foreign countries in exchange for a nonrefundable fee of $3,000,000 and the performance of certain duties by BTD as outlined in the agreement. The agreement also provides that the Company will retain all manufacturing rights to the LYM Antibodies and will supply the LYM Antibodies to BTD at preset prices. In conjunction with the agreement, the Company was granted an option to repurchase the marketing rights to the

LYM Antibodies through August 29, 1998 at its sole discretion. The repurchase price under the option, if exercised by the Company, would include a cash payment of $4,500,000, the issuance of stock options for the purchase of 1,000,000 shares of the Company's common stock at a price of $5.00 per share with a five year term, and royalty equal to 5% of gross sales on LYM products in designated geographic areas.

         During February 1996, the Company entered into a joint venture agreement with Cambridge Antibody Technology, Inc. (CAT), an unrelated entity, which provides for the co-sponsorship of development and clinical testing of chimeric and human TNT antibodies. As part of the joint venture agreement, CAT maintained the responsibility to construct human TNT antibodies for future joint clinical development and testing. A human TNT antibody was completed by CAT in early 1998. The agreement also provides that equity in the joint venture and costs associated with the development of TNT-based products would be shared equally and the Company would retain exclusive world-wide manufacturing rights. In May 1998, the Company and CAT elected to discontinue the co-sponsorship of the development of the TNT antibodies and the Company assumed full responsibility to fund development and clinical trials of the TNT antibody. As a result of the modification in the joint venture agreement, royalties on future sales of products which use the TNT antibody have been decreased to be no more than 12.5%. The Company and CAT are currently in negotiations regarding modifications to the joint venture arrangement.

         In April 1997, in conjunction with the acquisition of Peregrine Pharmaceuticals, Inc., the Company gained access to certain exclusive licenses for Vascular Targeting Agents (VTAs) technologies. In connection with obtaining these rights, the Company will be required to pay an aggregate of $787,500 upon attainment of defined milestones, $300,000 upon commercial introduction of second and each succeeding product encompassing the related technology and royalties ranging from 2% to 4% of net sales of the related products.

         On November 14, 1997, the Company entered into a Termination and Transfer Agreement (the "Agreement") with Alpha Therapeutic Corporation (Alpha), whereby the Company reacquired the rights for the development, commercialization and marketing of the LYM-1 (Oncolym(R)) antibody and LYM-2 antibodies (collectively "the LYM Antibodies") in the United States and certain other countries, previously granted to Alpha in October 1992. Under the terms of the Agreement, the Company paid Alpha $260,000 upon signing of the agreement, and is required to pay Alpha: (i) $250,000 upon enrollment of the first clinical trial patient by the Company, (ii) $1,000,000 upon filing of a BLA and (iii) $1,000,000 upon FDA approval of a BLA, and (iv) royalties equal to 2% of net sales for product sold in North, South and Central America and Asia for five (5) years after commercialization of the product. Under the Agreement, $510,000 was expensed in fiscal year 1998, of which, $250,000 was due and payable at April 30, 1998.

         The Company has additional licensing arrangements and is currently negotiating with certain third parties to acquire licenses needed to produce and commercialize chimeric and human antibodies, including the Company's TNT antibody. These licenses are generally available from the licensors to all interested parties. The terms of the licenses, obtained and expected to be obtained, are not expected to significantly impact the cost structure or marketability of chimeric or human based products.

          Prior to fiscal year 1996, the Company entered into several license and research and development agreements with a university for the exclusive, worldwide licensing rights to use certain patents and technologies in exchange for fixed and contingent payments and royalties ranging from 2% to 6% of net sales of the related products. Certain of these agreements also provide for reduced royalty payments if the technology is sublicensed or if products incorporate both the licensed technology and another technology. Some of the agreements are terminable at the discretion of the Company while others continue through 2001. Minimum royalties under these agreements are $86,500 annually.

         FINANCING ARRANGEMENTS. During December 1995, the Company issued 8,200 shares of Class B Convertible Preferred Stock (Class B Stock), at a price of $1,000 per share, for net proceeds of $7,137,544. The Class B Stock was non-voting and was convertible into common stock of the Company at variable prices as defined in the agreement. During fiscal years ended April 30, 1996, 1997 and 1998, 1,400, 4,600 and 2,200 shares of Class B Stock were converted into 469,144, 1,587,138 and 4,388,982 common shares, respectively. At April 30, 1998, no shares of Class B Stock remained outstanding.

         On April 25, 1997, the Company issued 12,000 shares of 5% Adjustable, Convertible Class C Preferred Stock (Class C Stock), at a price of $1,000 per share, for net proceeds of $11,068,971. The holders of the Class C Stock do not have voting rights except as provided under Delaware law and the Class C Stock is convertible into common stock of the Company. In conjunction with the issuance of the Class C Stock, the Placement Agent was granted a warrant to purchase 1,200 shares of Class C Stock for $1,000 per share, expiring in April 2002.

         Commencing September 26, 1997, the Class C Stock was convertible at the option of the holder into a number of shares of common stock of the Company as determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the lower of the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by 27 percent (effective July 26, 1998) or $.5958 per share (Conversion Cap). The Class C Stock agreement also provides that upon conversion, the holders of Class C Stock also receive Warrants to purchase one-fourth of the number of shares of common stock issued upon conversion at $.6554 or 110% of the Conversion Cap. The warrants expire in April 2002. During fiscal year 1998, 8,636 shares of Class C Stock were converted into 15,542,300 common shares and warrants for the purchase of 3,885,515 shares were issued. During fiscal year 1998, under the terms of the Placement Agent Warrant, the Placement Agent purchased 670 shares of Class C Stock for proceeds of $670,000. In May 1998, the Placement Agent exercised its remaining shares provided for under the Warrant and purchased 530 shares of Class C Stock for proceeds of $530,000.

         Dividends on the Class C Stock are payable quarterly in shares of Class C Stock or cash at the rate of $50.00 per share per annum, at the option of the Company, beginning September 30, 1997. During fiscal year 1998, the Company issued 448 Class C Stock dividend shares and paid cash dividends of $12,473 for fractional shares thereon. During fiscal year 1998, the Registration Statement required to be filed by the Company pursuant to the Agreement was not declared effective by the 180th day following the Closing Date, and therefore, the Company was required to issue an additional 325 shares of Class C Stock, calculated in accordance with the terms of the agreement.

         The Class C Stock is subject to mandatory redemption upon certain events as defined in the Class C Stock agreement. Some of the mandatory redemption features are within the control of the Company. For those mandatory redemption features that are not within the control of the Company, the Company has the option to redeem the Class C Stock in cash or common stock.

          No warrants were exercised during the fiscal year ended April 30, 1998, and no value has been ascribed to these warrants, as the warrants are considered non-detachable.

         The agreement also provides that the Company may, upon 20 days notice (the Notice Period), redeem the warrants for $.01 per share provided that the closing bid price of the Company's common stock equals or exceeds $.98 per share for the 20 most recent consecutive trading days prior to the redemption date, including the Notice Period. The warrant holder may exercise the warrants for cash, on a cashless basis, or a combination thereof. On July 17, 1998, the Company notified the holders of the Class C Stock of its intention to redeem the Stock Purchase Warrants (Warrants) issued in conjunction with the 5% Adjustable Class C Preferred Stock (Class C Stock) financing. The redemption notice provides that all of the outstanding Warrants will be redeemed, if not converted on or before August 6, 1998. Under the terms of the financing, upon conversion of the Class C Stock, the holders of the Class C Stock were granted Warrants to purchase one-fourth of the common stock issued upon conversion for $.6554 per share. Upon delivery of a notice of redemption to the warrantholder by the Company, the warrantholder may exercise the Warrants for cash, on a cashless basis or any combination thereof. Assuming a closing bid price of the Company's common stock of $1.50 per share, if the warrantholders elect to exercise on a cashless basis, the Company will issue approximately 2,295,000 shares of its common stock. If all of the warrantholders elect to exercise on a cash basis, the Company will receive approximately $2,672,000 and will issue approximately 4,076,000 shares of its common stock. Should the closing bid price of the Company's common stock be less than $.98 during the period from July 17, 1998 through August 6, 1998, the Company's redemption of the warrants will be nullified. If the warrant redemption is nullified, the Company will not receive any proceeds from the warrant redemption and any unexercised warrants could remain outstanding at the election of the warrantholder.

         Subsequent to April 30, 1998, and through July 17, 1998, 4,983 shares of Class C were converted into 9,036,137 shares of common stock and warrants to purchase an additional 2,259,022 shares were issued. In addition, warrants to purchase 2,068,380 shares of common stock were exercised for proceeds of approximately $1,356,000 during that same period. At July 17, 1998, 354 shares of Class C Stock and warrants to purchase 4,076,157 shares of common stock remained outstanding.

         Both the Class B Stock and the Class C Stock agreements include provisions for conversion of the preferred stock into common stock at a discount during the term of the agreements. As a result of these conversion features, the Company is accreting an amount from accumulated deficit to additional paid-in capital equal to the Preferred Stock discount. The Preferred Stock discount was computed by taking the difference between the fair value of the Company's common stock on the date the Preferred Stock agreements were finalized and the conversion price (assuming the maximum discount allowable under the terms of the agreement) multiplied by the number of common shares into which the preferred stock would have been convertible into (assuming the maximum discount allowable). The Preferred Stock discount is being amortized over the period from the date of issuance of the Preferred Stock to the Conversion or discount period (three months for the Class B and sixteen months for the Class C) using the effective interest method. If preferred stock conversions occur before the maximum discount is available, the discount amount is adjusted to reflect the actual discount. During fiscal year 1996, the Company recorded the total Class B Stock discount of $5,327,495. No discount was recorded in fiscal year 1997. During fiscal year 1998, the

Company recorded $2,475,584 for the Class C Stock discount. If the remaining 4,807 shares of Class C Stock are converted when the maximum 27% discount is available, the remaining discount to be amortized would be approximately $825,000 in fiscal year 1999.

         In April 1998, through a private placement, the Company sold 1,120,065 shares of restricted common stock for $625,000, including 84,034 shares to an officer of the Company. In conjunction with the private placement, the Company granted warrants to purchase 280,015 shares of its common stock at $1.00 per share. The warrants expire in April 2001.

         During June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line (Equity Line) with two institutional investors. The Equity Line expires in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock for up to $20,000,000 upon the effective registration of the Put shares. After effective registration for the Put shares, unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to those set forth in Rule 144(e). At the time of each Put, the investors will be issued a warrant, expiring on December 31, 2004, to purchase up to 10% of the amount of common stock issued to the investor at the same price at the time of the Put.

         The Equity Line provides for immediate funding of $3,500,000 in exchange for 2,545,454 shares of common stock. One-half of this amount is subject to adjustment at three months after the effective date of the registration statement registering these shares with the second half subject to adjustment six months after such effective date of the registration of these shares. At each adjustment date, if the market price at the three or six month period ("Adjustment Price") is less than the initial price paid for the common stock, the Company will be required to issue additional shares of its common stock equal to the difference between the amount of shares which would have been issued if the price had been the Adjustment Price for $1,750,000. The Company will also be required to issue additional warrants at each three month and six month period for 10% of any additional shares issued. Future Puts under the Equity Line will be priced at a 15% discount on the 10 day low closing bid price.

         OTHER ARRANGEMENTS. During the fiscal years ended April 30, 1996 and 1997, the Company acquired land and two buildings for an aggregate purchase price of approximately $3,186,000. In conjunction with the purchase of these buildings, the Company entered into two Promissory Notes (the Notes) aggregating $2,040,000 in original principal amount. The Notes are secured by Deeds of Trust, Assignments of Leases and Rents and Commercial Security Agreements. The Notes provide for aggregate monthly payments, including interest, of $21,470 per month with interest calculated at LIBOR plus 4.250 percent. Pursuant to the terms of the Notes, the interest rate cannot be greater than 14.5% nor less than 9.5%.

         The Company has incurred significant construction costs in connection with the upgrading and expansion of its antibody production facility. On April 8, 1998, the Company financed approximately $1,885,000 in construction costs that were due and payable and received an additional $500,000 in working capital funding from the construction company that had improved the manufacturing facility. Under this financing arrangement, the construction costs and additional funding were to be payable on June 30, 1998, with interest at a bank's prime rate plus 5%, payable in common stock of the Company at $1.00 per share. The loans are collateralized by the Company's facilities. In conjunction with this financing, the Company issued a warrant, expiring in March 2001, to purchase up to 240,000 shares of the Company's common stock at $.5625 per share.

         In July 1998, in conjunction with a pending sale/leaseback transaction with another unrelated entity, the Company renegotiated the financing agreement to provide for an immediate payment of $500,000 to be made by the Company and an extension of time to pay the remaining balance of approximately $1,885,000 to August 17, 1998. Interest on the remaining balance is payable under the same terms as the original note. In connection with the extension agreement, the Company issued an additional warrant, expiring in July 2001, to purchase up to 95,000 shares of the Company's common stock at $1.37 per share.

         During that same period, the Company entered into an agreement for the sale and subsequent leaseback of its facilities, which consists of two buildings located in Tustin, California. The sale/leaseback transaction is with an unrelated entity and provides for the leaseback of the Company's facilities for a ten-year period with two five-year options to renew. Proceeds from the sale of the Company's facilities are expected to be sufficient to retire the mortgage notes payable on the facilities as well as the amounts owed to the contractor for the upgrade and expansion of its antibody production facilities. As the sale/leaseback agreement is in escrow and subject to completion of normal due diligence procedures by the buyer, there is no assurance that the transaction will be completed on a timely basis or at all. Should the transaction not be completed by August 17, 1998, the Company would be required to utilize current cash funds to retire the $1,885,000 remaining balance owed to the contractor and would be required to find another buyer for the building or obtain alternative sources of financing.


                                   COMPETITION

         The Company's competitive position is based on its proprietary technology and know-how, U.S. patents covering the LYM Antibodies and its collateral targeting agent technologies, including TNT, for therapy of human cancers. The Company has a number of worldwide patents issued and pending. The Company plans to compete on the basis of the advantages of its technologies, the quality of its products, and its commitment to research and develop innovative technologies.

         Various other companies, many of which have larger financial resources than the Company, are currently engaged in research and development of monoclonal antibodies and in cancer prevention and treatment. There can be no assurance that such companies, other companies or various other academic and research institutions will not develop and market monoclonal antibody products or other products to prevent or treat cancer prior to the introduction of, or in competition with, the Company's present or future products. In addition, there are many firms with established positions in the diagnostic and pharmaceutical industries which may be better equipped than the Company to develop monoclonal antibody technology or other products to diagnose, prevent or treat cancer and to market their products. Accordingly, the Company plans, whenever feasible, to enter into joint venture relationships with these larger firms for the development and marketing of specific products and technologies so that the Company's competitive position might be enhanced.

         The Company's first potential product, Oncolym(R), is a treatment for intermediate and high grade non-Hodgkins lymphoma. The Company's two principal competitors for the non-Hodgkins lymphoma market are Coulter Pharmaceutical, Inc. ("Coulter") and IDEC Pharmaceuticals Corporation ("IDEC"), who are currently testing and/or marketing monoclonal antibody based products for the low, intermediate, and high grade lymphoma market. Other companies are working on monoclonal antibody based therapies which may compete with Oncolym(R).

         Coulter is developing a non-Hodgkins lymphoma murine sub-class monoclonal antibody treatment, known as "B-1 Therapy", which is currently awaiting submission of a BLA for FDA product approval. The Coulter antibody targets the CD-20 antigen which is found on B cells and is labeled with Iodine-131, a radioisotope. Coulter is initially pursuing clinical development of its antibody for low-grade non-Hodgkins lymphomas. Coulter has announced that it intends to seek to conduct clinical trials of its antibody treatment for intermediate and/or high grade non-Hodgkins lymphomas.

         IDEC has developed a non-Hodgkins lymphoma monoclonal antibody which targets the CD-20 antigen. This non-radiolabeled antibody is designed to activate the patients' own immune system. IDEC received FDA approval of this antibody in 1997 and IDEC is currently marketing its product through a joint venture with a large pharmaceutical company. This treatment is intended for relapsed low grade non-Hodgkins lymphoma.

         The Company's second potential product, Tumor Necrosis Therapy (TNT), is currently in a Phase I clinical trial for the treatment of malignant glioma (brain cancer). The treatment protocol uses an interstitial delivery system pioneered by the National Institute of Health (NIH) to infuse I131 labeled chimeric TNT directly to the tumor site. The Company knows of no similar radiolabeled compound similarly administered, which is in clinical trials for application to brain cancer. However, there may be alternative potential brain cancer therapy approaches in development by others which may compete with the Company's TNT product, if TNT is approved for sale.

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



                              GOVERNMENT REGULATION

         Regulation by governmental authorities in the United States and other countries is a significant factor in the Company's ongoing research and development activities and in the production and marketing of its products. The amount of time and expense involved in obtaining necessary regulatory approval depends upon the type of product. The procedure for obtaining FDA regulatory approval for a new human pharmaceutical product, such as Oncolym(R), TNT, VTA, and VEA, involves many steps, including laboratory testing of those products in animals to determine safety, efficacy and potential toxicity, the filing with the FDA of a Notice of Claimed Investigational Exemption for Use of a New Drug prior to the initiation of clinical testing of regulated drug and biologic experimental products, and clinical testing of those products in humans. The Company has filed a Notice of Claimed Investigational Exemption for Use of a New Drug with the FDA for the production of Oncolym(R) and TNT as a material intended for human use, but has not filed such a Notice with respect to any other in vivo products. The regulatory approval process is administered by the FDA's Center for Biologics Research and Review and is similar to the process used for any new drug product intended for human use.

         The pre-marketing clinical testing program required for approval of a new drug or biologic typically involves a three-phase process. Phase I consists of testing for the safety and tolerance of the drug with a small group of patients, and also yields preliminary information about the effectiveness of the drug and dosage levels. Phase II involves testing for efficacy, determination of optimal dosage and identification of possible side effects in a larger patient group. Phase III clinical trials consist of additional testing for efficacy and safety with an expanded patient group. After completion of clinical studies for a biologics product, a Biologics License Application (BLA) is submitted to the FDA for product marketing approval and for licensing of the product manufacturing facilities. In responding to such an application, the FDA could grant marketing approval, request clarification of data contained in the application or require additional testing prior to approval. The Company has not, to date, filed a BLA for any of its products.

         If approval is obtained for the sale of such new drug, FDA regulations will also apply to the manufacturing process and marketing activities for the product and may require post-marketing testing and surveillance programs to monitor the effects of the product. The FDA may withdraw product approvals if compliance with regulatory standards, including labeling and advertising, is not maintained or if unforeseen problems occur following initial marketing. The National Institutes of Health has issued guidelines applicable to the research, development and production of biological products, such as the Company's products. Other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. The Company cannot predict, however, whether new regulatory restrictions on the manufacturing, marketing, and sale of biotechnology products will be imposed by state or federal regulators and agencies.

         In addition, the Company is subject to regulation under state, federal, and international laws and regulations regarding occupational safety, laboratory practices, the use and handling of radioactive isotopes, environmental protection and hazardous substance control, and other regulations. The Company's clinical trial and research and development activities, involve the controlled use of hazardous materials, chemicals and radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, disposal of radioactive materials used by the Company in its clinical trials and research efforts may only be made at approved facilities.

         The Company's products may also be subject to import laws in other countries, the food and drug laws in various states in which the products are or may be sold and subject to the export laws of agencies of the United States government.

         The Company believes that it is in compliance with all applicable laws and regulations including those relating to the handling and disposal of hazardous and toxic wastes.

                            PATENTS AND TRADE SECRETS

         The Company has relied on the internal achievements, as well as the direct sponsorship of university researchers, for development of its basic technologies. The Company believes it will continue to learn, on a timely basis, of advances in the biological sciences which might complement or enhance its existing technologies. It intends to pursue opportunities to license its basic technologies and any advancements or enhancements, as well as to pursue the incorporation of its technologies in the development of its own products.

         The Company has applied for several patents either directly or as a cosponsor/licensee. The Company treats particular variations in the production of monoclonal antibodies and radiolabeling of monoclonal antibodies and related technologies as trade secrets.

         Patent protection may, however, be significant in the case of newly developed antibody-based technologies. The Company intends to pursue patent protection for inventions related to antibody-based technologies that it cannot protect as trade secrets. Techniclone, as licensee, cosponsored the patent applications for the LYM Antibodies through its licensing agreements with Northwestern University. United States Letters patents for LYM-1 and LYM-2 were issued in February 1988.

         The Company's TNT technologies are covered by a United States patent issued in August 1989 for diagnostic and therapeutic monitoring, by a United States patent issued in May 1991 for all therapeutic applications and a United States patent is pending, for which the Company has received a notice of allowance, for TNT imaging and therapeutic applications. The foreign counterparts of these patents have been issued by the European Patent Office and are still pending in several Asian countries.

         For its Vasopermeation Enhancement Agents (VEAs) technology, Techniclone holds an exclusive world-wide license from the University of Southern California (USC) that covers all uses of the Vasopermeation Enhancement technology and all related patents that may issue. USC has filed patent applications covering the Vasopermeation Enhancement technology in the United States, Europe, Japan, Canada and Australia. The United States patent application was filed in October 1988 and is currently pending. This patent covers vasoactive compounds attached to immunoreactive fragments for the purpose of enhancing the uptake of therapeutic drugs or diagnostic agents. The European patent application for Vasopermeation Enhancement was allowed in June 1995.

         Techniclone's Modified Antibody Technology is covered by a U.S. patent issued in March 1993. The European patent application for Modified Antibody Technology was allowed in June 1996. Asian patent applications for Modified Antibody Technology are pending as is a second United States patent application covering further uses of the technology.

         The Company's Vascular Targeting Agent (VTA) technologies, acquired through the acquisition of Peregrine Pharmaceuticals, Inc. in April 1997, are covered by numerous patents and patent applications. These technologies are licensed from the University of Texas Southwestern Medical Center at Dallas, TX; Beth Israel Hospital, Boston, MA; the Scripps Institute, La Jolla, CA and Johnson & Johnson. These Patents and patent applications cover the generic idea of clotting tumor vasculature as a means cancer therapy. The concepts covered by these patents and patent applications include clotting tumor blood vessels either by killing the tumor blood vessels which leads to clotting or by directly clotting the blood vessels by targeting natural clotting proteins to the tumor blood vessels. The targeting methods described in the patents and patent applications include markers expressed on, induced on, associated with or otherwise localized on the tumor blood vessels.

         Some of the Company's antibody production and use methods are patented by third parties. The Company is currently negotiating with certain third parties to acquire licenses needed to produce and commercialize chimeric and human antibodies, including the Company's TNT antibody. These licenses are generally available from the licensors to all interested parties. The terms of the licenses, obtained and expected to be obtained, are not expected to significantly impact the cost structure or marketability of chimeric or human based products.

         In general, the patent position of a biotechnology firm is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent Office with respect to biotechnology patents. Accordingly, there can be no assurance that the Company's patents, those issued and those pending, will provide protection against competitors with similar technology, nor can there be any assurance that such patents will not be infringed upon or designed around by others.

         International patents relating to biologics are numerous and there can be no assurance that current and potential competitors have not filed or in the future will not file patent applications or receive patents relating to products or processes utilized or proposed to be used by the Company. In addition, there is certain subject matter which is patentable in the United States and may not generally be patentable outside of the United States. Statutory differences in patentable subject matter may limit protection the Company can obtain on some of its products outside of the United States. These and other issues may prevent the Company from obtaining patent protection outside of the United States. Failure to obtain patent protection outside the United States may have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company knows of no third party patents which are infringed by its present activities or which would, without infringement or license, prevent the pursuit of its business objectives. However, there can be no assurances that such patents have not been or will not be issued and, if so issued, whether the Company will be able to obtain licensing arrangements for necessary technologies on reasonable terms. The Company also intends to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position in research and diagnostic products. To this end, the Company places restrictions in its agreements with third parties which restrict their right to use and disclose any of the Company's proprietary technology which they may be involved with. In addition, the Company has internal non-disclosure safeguards, including confidentiality agreements with all of its employees. There can be no assurance that others may not independently develop similar technology or that the Company's secrecy will not be breached.

                          MANUFACTURING AND PRODUCTION

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

         The Company's Oncolym(R) and TNT antibodies are produced for use in the Phase II/III clinical trials at Techniclone's CGMP pilot facility in Tustin, California. The Company has acquired additional bioreactors and other equipment which it believes is adequate to meet current clinical trial requirements for its Oncolym(R) and TNT products. Centralized product testing and process controls in this facility permit the Company to maintain uniformity and quality control of its antibodies while utilizing economies of scale in its manufacturing processes.

         Once the Oncolym(R) and TNT antibodies have passed stringent quality control and outside testing, the antibodies are shipped to one of two separate facilities (one radiolabeling facility is located in the U.S. while the other radiolabeling facility is located in Europe) for radiolabeling, (the process of attaching the radioactive agent, Iodine-131, to the antibody). From the radiolabeling facilities, the labeled Oncolym(R) and TNT antibodies are shipped overnight to the nuclear medicine department of medical centers and hospitals for use in treating patients the next day.

         The Company believes that its current production facilities can meet the current anticipated antibody production demands for clinical trials of Oncolym(R) and TNT. If the Company enters into corporate collaboration or licensing agreements regarding Oncolym(R) or TNT, clinical trial antibody production demands may increase. With a minor investment of additional capital, the Company's facilities would be expandable to handle increased clinical trial production requirements, should corporate collaborations result in additional clinical trials. The Company, however, expects that it will be required to enter into supply agreements with contract manufacturing companies for the commercial antibody quantities required to support the Company's antibody products, if and when approved for sale. By contracting out commercial production requirements, the Company hopes to avoid or defer the significant investment in facilities that would be required to self-manufacture for commercial markets. The Company believes that adequate antibody production expertise and capacity is competitively available in the industry from contract manufacturers to fulfill the Company's expected future antibody needs.

         Radiolabeling of the Company's Oncolym(R) and TNT antibodies for clinical trial usage is currently obtained from two contract labeling entities. These entities are not currently capable of handling significantly increased clinical trial labeling production and labeling for the commercial market. The Company, therefore, is in discussions with several other contract labeling companies to obtain additional clinical trial labeling availability and to establish radiolabeling services for future commercial product quantities. There are a limited number of companies with the capacity and expertise to radiolabel the Company's products for clinical trials and commercial markets. Additionally, any commercial radiolabeling supply arrangement will require the investment of significant funds by the Company in order for a radiolabeling vendor to develop the expanded facilities necessary to support the Company's products.

                                    MARKETING

         The Company intends to sell its products in the United States and internationally in collaboration with marketing partners. At the present time, the Company does not have a sales force to market Oncolym(R) or TNT. If and when the FDA approves Oncolym(R) or TNT, the marketing of Oncolym(R) and TNT will be contingent upon the Company entering into an agreement with a company with a sales force or upon the Company recruiting, training and deploying a sales force. The Company does not possess the resources or experience necessary to market either Oncolym(R), TNT, or its other product candidates. Other than the agreement with BTD, the Company has no arrangements for the distribution of its product candidates, and there can be no assurance that the Company will be able to enter into any such arrangements in a timely manner or on commercially favorable terms, if at all. If the Company is successful in obtaining FDA approval for one of its product candidates, the Company's ability to market the product will be contingent upon it either licensing or entering into a marketing agreement with a large company or upon it recruiting, developing, training and deploying its own sales force. Development of an effective sales force requires significant financial resources, time, and expertise. There can be no assurance that the Company will be able obtain the financing necessary or to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for the Company's product candidates. The Company is currently discussing additional collaboration arrangements with corporate partners to develop the capacity to manufacture, market and sell the Company's products.

         The Company has begun Phase II/III testing in multi-center clinical trials of Oncolym(R) in late stage non-Hodgkin's lymphoma patients. The clinical trials are being funded by the Company at participating medical centers, including M.D. Anderson Cancer Center, George Washington University Medical Center, Iowa City VA Medical Center, Queen's Medical Center-Hawaii, University of Illinois at Chicago Medical Center and University of Miami Hospital. Following the completion of the clinical trials, the Company expects to file an application with the FDA to market Oncolym(R) in the United States.

         During March 1998, the Company began enrolling patients in a Phase I study of its Tumor Necrosis Therapy (TNT) for the treatment of malignant gliomas (brain cancer). The clinical trials are being funded by the Company and are currently being held at The Medical University of South Carolina, with additional clinical sites to be added in the future.

         On February 29, 1996, the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. (BTD), a limited partnership controlled by a director and a shareholder of the Company. Under the terms of the agreement, BTD was granted the right to market and distribute LYM products in Europe and other designated foreign countries in exchange for a nonrefundable fee of $3,000,000 and the performance of certain duties by BTD as outlined in the agreement. The agreement also provides that the Company will retain all manufacturing rights to the LYM Antibodies and will supply the LYM Antibodies to BTD at preset prices. In conjunction with the agreement, the Company was granted an option to repurchase the marketing rights to the LYM Antibodies through August 29, 1998, at its sole discretion. The repurchase price under the option, if exercised by the Company, would include a cash payment of $4,500,000, the issuance of stock options for the purchase of 1,000,000 shares of the Company's common stock at a price of $5.00 per share with a five year term, and royalty equal to 5% of gross sales LYM products in designated geographic areas.

                                    EMPLOYEES

         As of July 1, 1998, the Company employed 34 full-time employees and one part time employee, which included 5 Ph.D. level persons, 22 technical and support employees, and 8 administrative employees. The Company believes its relationships with its employees are good. The Company expects to add additional employees during the year ending April 30, 1999, to facilitate the expansion of its clinical trial programs and other corporate operations.



ITEM 2. PROPERTIES

         The Company's corporate, development, clinical trials and manufacturing operations are located in two Company-owned office and laboratory buildings with aggregate square footage of approximately 47,770 feet. The facilities are adjacent to one another and are located at 14272 and 14282 Franklin Avenue, Tustin, California 92780-7017. The Company manufactures its Oncolym(R) and TNT antibodies at these facilities. The Company makes combined monthly mortgage and common area maintenance payments of approximately $24,000 for these facilities. Monthly rental income from tenants is approximately $11,000.

         During July 1998, the Company entered into an agreement for the sale and subsequent leaseback of its facilities, which consists of two buildings located in Tustin, California. The sale/leaseback transaction is with an unrelated entity and provides for the leaseback of the Company's facilities for a ten-year period with two five-year options to renew.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending legal proceedings in which the Company is a party.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 23, 1998, the Company held a Special Meeting of Stockholders to consider a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares from 60,000,000 shares to 120,000,000 shares. The stockholders approved the proposal. The number of votes for, against, and withheld amounted to 32,932,321, 1,830,610, and 105,096, respectively.

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

                                      Bid                           Asked
Quarter ended:                High            Low            High            Low
--------------                ----            ---            ----            ---
April 30, 1996                7.813          5.125          7.938          5.313
July 31, 1996                 6.750          3.250          6.813          3.500
October 31, 1996              5.250          3.250          5.438          3.375
January 31, 1997              6.750          3.313          6.875          3.500
April 30, 1997                6.125          4.625          6.250          4.750
July 31, 1997                 5.375          3.625          5.625          3.688
October 31, 1997              4.250          2.313          4.438          2.406
January 31, 1998              3.250          0.875          3.313          0.969
April 30, 1998                1.063          0.469          1.094          0.500

         As of July 23, 1998, the number of holders of record of the Company's common stock was 5,813.

         The Company has a limited operating history and only nominal revenues to date. No dividends on common stock have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

         SALES OF UNREGISTERED SECURITIES

         During July 1997, in conjunction with the purchase of Peregrine, during April 1997, the Company issued an additional 143,979 common shares in exchange for $550,000 to an accredited invested and previous stockholder of Peregrine pursuant to Regulation D.

          On October 19, 1997, the Company issued 325,000 shares of Class C Stock for a late filing penalty to the holders of Class C Stock pursuant to Regulation D.

         On April 23, 1998, through a private placement, the Company sold 1,120,065 shares of restricted common stock for $625,000, including 84,034 shares to an officer of the Company. In conjunction with the private placement, the Company granted warrants to purchase 280,015 shares of its common stock at $1.00 per share. The warrants expire in April 2001. The offering was made to accredited investors only pursuant to Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data has been extracted from the consolidated financial statements of the Company for each of the five years in the period ended April 30, 1998. The consolidated financial statements for each of the five years in the period ended April 30, 1998, have been audited by the Company's independent public accountants. These financial summaries should be read in conjunction with the information contained for each of the three years in the period ended April 30, 1998, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

                             SELECTED FINANCIAL DATA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEAR ENDED APRIL 30,

                                                      1994            1995             1996             1997            1998
                                                 ------------    ------------     ------------     ------------     ------------
REVENUES:
Net product sales and royalties                  $      4,400    $         --     $      4,824     $     26,632     $      4,300
Licensing fees                                         56,375           7,265        3,000,000               --               --
Interest and other income                               8,591             126          138,499          319,709          530,013
                                                 ------------    ------------     ------------     ------------     ------------
Total revenues                                         69,366           7,391        3,143,323          346,341          534,313

COSTS AND EXPENSES:
Cost of sales                                           1,680              --            2,580           24,940            4,300
Research and development                            1,315,898       1,357,143        1,679,558        2,886,931        7,639,656
General and administrative
     Unrelated entities                               914,142         547,133          947,816        3,046,873        4,254,820
     Affiliates                                       212,594         137,326          170,659          266,628          163,195
Interest                                               30,467          27,833           17,412          147,852          296,259
Purchased in-process research and
  development                                              --       4,849,591               --       27,154,402               --
                                                 ------------    ------------     ------------     ------------     ------------
Total costs and expenses                            2,474,781       6,919,026        2,818,025       33,527,626       12,358,230
                                                 ------------    ------------     ------------     ------------     ------------
NET INCOME (LOSS)                                $ (2,405,415)   $ (6,911,635)    $    325,298     $(33,181,825)    $(11,823,917)
                                                 ============    ============     ============     ============     ============
Net income (loss) before preferred stock
   accretion and dividends                       $ (2,405,415)   $ (6,911,635)    $    325,298     $(33,181,285)    $(11,823,917)
Preferred stock accretion and dividends:
   Accretion of Class B and Class C
     Preferred Stock discount                                                       (5,327,495)                       (2,475,584)
   Imputed dividends for Class B
    and Class C Preferred Stock                                                       (560,467)        (544,481)        (965,495)
                                                 ------------    ------------     ------------     ------------     ------------
NET LOSS APPLICABLE TO COMMON STOCK              $ (2,405,415)   $ (6,911,635)    $ (5,562,664)    $(33,725,766)    $(15,264,996)
                                                 ============    ============     ============     ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING                13,563,829      15,794,811       18,466,359       21,429,858       30,947,758
                                                 ============    ============     ============     ============     ============
NET LOSS PER SHARE                               $      (0.18)   $      (0.44)    $      (0.30)    $      (1.57)    $      (0.49)
                                                 ============    ============     ============     ============     ============



                                                                         CONSOLIDATED BALANCE SHEET DATA
                                                                                     APRIL 30,

                                                    1994            1995             1996              1997             1998
                                                 ------------    ------------     ------------      ------------     ------------

Working Capital (Deficit)                        $   (499,059)   $   (934,121)    $  7,460,514      $ 10,618,012     $ (2,508,826)

Total Assets                                     $    848,036    $    856,657     $ 10,775,757      $ 18,701,470     $ 12,039,190

Long-Term Debt                                   $    258,500    $    258,500     $    987,032      $  1,970,065     $  1,925,758

Accumulated Deficit                              $(11,174,343)   $(18,085,978)    $(23,648,642)     $(57,374,408)    $(72,639,404)

Stockholders' Equity (Deficit)                   $    (60,905)   $   (600,441)    $  8,964,677      $ 14,568,009     $  5,447,746

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Techniclone Corporation is engaged in the research and development of new technologies using monoclonal antibodies and the production of specific antibodies with prospective research, diagnostic and therapeutic applications. The Company's activities are primarily focused on innovative tumor targeting systems that permit the destruction or treatment of cancerous tumors. As shown in the Company's consolidated financial statements, the Company incurred operating losses during fiscal 1998 and 1997 and has an accumulated deficit at April 30, 1998.

GOING CONCERN

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company experienced a loss of approximately $11,824,000 during the year ended April 30, 1998, had a cash balance of approximately $1,736,000 and an accumulated deficit of approximately $72,639,000 at April 30, 1998. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company plans to obtain required financing through one or more methods including, a sale and subsequent leaseback of its facilities, obtaining additional equity or debt financing and negotiating a licensing or collaboration agreement with another company. The Company must also renegotiate the terms under the buyback agreement for the Oncolym(R) European marketing rights, or obtain additional financing prior to August 29, 1998, should the Company exercise its purchase option for the Oncolym(R) European marketing rights. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of the Company's product candidates. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations.

         During the period from May 1, 1998 through July 17, 1998, the Company received $530,000 from the exercise of an option to purchase 530 shares of Class C Stock from the Placement Agent for the related stock offering and approximately $1,356,000 from the exercise of warrants associated with the Class C Stock financing in exchange for approximately 2,068,000 shares of the Company's common stock.

         During June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line (Equity Line) with two institutional investors, expiring in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock for up to $20,000,000 upon the effective registration of the Put shares. After effective registration for the Put shares, unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to those set forth in Rule 144(e). At the time of each Put, the investors will be issued a warrant, expiring on December 31, 2004, to purchase up to 10% of the amount of common stock issued to the investor at the same price at the time of the Put.

         The Equity Line provided for immediate funding of $3,500,000 in exchange for 2,545,454 shares of common stock. One-half of this amount is subject to adjustment at three months after the effective date of the registration statement registering these shares with the second half subject to adjustment six months after such effective date of the registration of these shares. At each adjustment date, if the market price at the three or six month period ("Adjustment Price") is less than the initial price paid for the common stock, the Company will be required to issue additional shares of its common stock equal to the difference between the amount of shares which would have been issued if the price had been the Adjustment Price for $1,750,000. The Company will also be required to issue additional warrants at each three month and six month period for 10% of any additional shares issued. Future Puts under the Equity Line will be priced at a 15% discount on the 10 day low closing bid price.

YEAR ENDED APRIL 30, 1998 COMPARED TO YEAR ENDED APRIL 30, 1997

         The Company incurred a net loss of approximately $11,824,000 for the fiscal year ended April 30, 1998, as compared to a net loss of approximately $33,181,000 for the prior fiscal year ended April 30, 1997. The decrease in the net loss of approximately $21,357,000 is primarily attributable to the net effect of a one time charge to earnings of $27,154,000 in fiscal year 1997 in connection with the acquisition of the outstanding capital stock of Peregrine Pharmaceuticals, Inc. (Peregrine) during that year and an increase of approximately $4,753,000 in research and development expenses primarily associated with increased clinical trial activities during fiscal year 1998.

         The increase in revenue of $188,000 from $346,000 in fiscal year 1997 to $534,000 in fiscal year 1998 is primarily attributable to an increase in interest income earned on cash available for investment. During fiscal year 1998, the Company had greater amounts of cash available for investment as a result of the completion of the Class C Stock financing in April 1997. Offsetting the increase in revenues was a decrease in product and licensing revenues in fiscal year 1998 of approximately $22,000. This decrease occurred as a result of the Company's reacquisition of the Oncolym(R) marketing and distribution rights in November 1998 from Alpha Therapeutic Corporation (Alpha) and the resulting discontinuation of the sale to Alpha of Oncolym(R) products for use in clinical trials. The Company does not expect interest or product revenues to be significant in the year ending April 30, 1999.

         Total costs and expenses decreased approximately $21,169,000 for the year ended April 30, 1998, in comparison to the year ended April 30, 1997. The decrease in total costs and expenses is primarily attributable to the net effect of a one time charge to earnings of $27,154,000 in fiscal year 1997 in connection with the acquisition of the outstanding capital stock of Peregrine and increases of $4,753,000 in research and development expenses and $1,105,000 in general and administrative expenses during fiscal year 1998.

         Cost of sales decreased approximately $21,000 in comparison to the prior year coinciding with the discontinuation of sales to Alpha of Oncolym(R) product for use in clinical trials.

          Research and development expense increased approximately $4,753,000 for the year ended April 30, 1998, in comparison to the year ended April 30, 1997. This increase resulted primarily from the Company's activities during the year ended April 30, 1998, in preparing and conducting Phase II/III clinical trials of Oncolym(R) and the Company's activities in preparation for its Phase I TNT clinical trial for malignant glioma (brain cancer), which began in March 1998. In connection with preparing for and conducting clinical trials, the Company was required to hire additional personnel, increase production and radiolabeling capabilities, establish multiple clinical trial sites and augment its validation and quality control activities to prepare for the upgrade to its facilities to CGMP standards. Also contributing to the increase in research and development expenses during fiscal year 1998, were fees of $510,000 incurred in connection with the repurchase of the Oncolym(R) rights from Alpha and increased license and legal and patent fees related to the VTA technologies acquired in conjunction with the acquisition of Peregrine in April 1997. Management believes that research and development costs will continue to increase as the Oncolym(R) and TNT clinical trials continue.

          General and administrative expenses incurred by the Company increased approximately $1,105,000 during the year ended April 30, 1998, in comparison to the prior year ended April 30, 1997. The increase in general and administrative expenses during the year ended April 30, 1998, resulted primarily from increased consulting fees associated with the acquisition of Peregrine ($192,000), additional noncash consideration paid to the Class C Preferred Stockholders ($325,000), a noncash loss on disposal of assets ($161,000), increased payroll and recruiting costs associated with the hiring of a new Chief Executive Officer and increased legal, accounting, administrative and filing fees associated with increased public filings and other public relations activities. The Company expects that general and administrative expenses will increase in absolute dollars and decrease as a percentage of total expenses during the next year.

         Interest expense increased approximately $148,000 during fiscal year 1998 as compared to fiscal year 1997 due to higher levels of interest bearing debt outstanding during the 1998 year. The higher level of debt was as a result of the purchase of a second facility in October 1996 combined with financing of equipment purchases during fiscal year 1998. Management believes that interest expense will decrease and that there will be a corresponding increase in general and administrative expense should the Company complete a sale and leaseback of its facilities. If the sale and leaseback transaction is not consummated, interest expense is expected to increase.

YEAR ENDED APRIL 30, 1997 COMPARED TO YEAR ENDED APRIL 30, 1996

         The Company incurred a net loss of approximately $33,181,000 for the fiscal year ended April 30, 1997, as compared to the net income of approximately $325,000 for the fiscal year ended April 30, 1996. The change from net income in 1996 to a net loss of approximately $33,181,000 in 1997 is primarily attributable to a decrease in licensing fee revenue of approximately $3,000,000 and approximately $27,154,000 charged to earnings in connection with the acquisition of the outstanding capital stock of Peregrine in fiscal year 1997. The purchase price, including net liabilities assumed, represents the amount paid for acquired technologies and related intangible assets. The purchase price of the Peregrine acquisition has been charged to operations, as of the effective date of the acquisition, as purchased in-process research and development with a corresponding credit to additional paid-in capital. The purchase price was charged to operations as Peregrine's technologies have not reached technological feasibility and the technology had no known future alternative uses other than the possibility for treating cancer patients.

         The increase in the net loss is also attributable to an increase in other costs and expenses of approximately $3,555,000 which amount is partially offset by an increase in revenues, other than licensing fees, of approximately $203,000. The increase in total costs and expenses is primarily attributable to increases in activity by the Company associated with the expansion of its facilities, expansion of clinical trial activities for the Oncolym(R) and TNT antibody technologies and increases in administrative and operational personnel in preparation for the scale-up of the manufacturing process for production of the Oncolym(R) antibodies to be used in the Phase II/III clinical trials. The Company expects to continue to incur significant expenses during the next fiscal year as it further expands clinical trials for its Oncolym(R) and TNT antibody technologies.

         Total revenues decreased approximately $2,797,000 from approximately $3,143,000 in fiscal year 1996 to $346,000 in fiscal year 1997. This decrease resulted from a reduction in licensing fee revenue of $3,000,000, partially offset by an increase in interest and other income of approximately $181,000 and an increase of $22,000 in sales of antibodies and other products in comparison to the prior year ended April 30, 1996. During fiscal year 1996, the Company sold certain distribution rights for LYM antibodies to Biotechnology Development, Ltd. (BTD) in exchange for a nonrefundable fee of $3,000,000 resulting in licensing revenue in fiscal year 1996 and which did not reoccur in fiscal year 1997. Rental income increased as a result of the Company's purchase of a second building in October 1996, that is partially leased to tenants. Interest income increased during the current year due to increases in cash available for investment from the sale of Class B Convertible Preferred Stock in December 1995.

         Cost of sales increased approximately $22,000 in comparison to the prior year coinciding with increases in the sale of antibodies and other products.

         Research and development expenses increased approximately $1,207,000 for the year ended April 30, 1997, in comparison to the year ended April 30, 1996. The increase in research and development expenses during the year ended April 30, 1997, resulted from the Company's activities during the year ended April 30, 1997 in support of the Phase II/III clinical trials of the Oncolym(R) antibody being conducted by Alpha and the Company's activities in preparing for Phase I clinical trials of the TNT antibody. During the year ended April 30, 1997, the Company's research and development costs increased primarily due to increases in salaries and consulting fees of approximately $654,000 related to clinical trial support activities and $246,000 for TNT development.

         General and administrative expenses incurred by the Company increased approximately $2,195,000 during the year ended April 30, 1997 in comparison to the prior year ended April 30, 1996. The increase in general and administrative expenses during the year ended April 30, 1997, resulted primarily from increased administrative, payroll and consultant costs to facilitate the Company's expansion and expanded public relations activities.

         Interest expense increased approximately $130,000 during the year ended April 30, 1997 in comparison to the year ended April 30, 1996 due to higher levels of interest bearing debt outstanding during the year as a result of the purchase of the Company's facility in April 1996 and the purchase of the adjacent facility in October 1996. The outstanding note payable balance on for both of the facilities amounted to approximately $2,044,000 at April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal year 1998, the Company utilized approximately $9,851,000 in cash for operations and expended approximately $4,758,000 primarily for the expansion and upgrade of its facilities. These expenditures were funded primarily through the receipt of $11,069,000 in proceeds received in conjunction with the Class C 5% Adjustable Convertible Class C Preferred Stock (Class C Stock) financing completed in April 1997, the sale of Class C Stock to the Placement Agent for proceeds of $670,000, the sale of common stock in private transactions and the exercise of stock options for proceeds of $1,211,000 and the issuance of short-term notes payable for $2,385,000.

         At April 30, 1998, the Company had approximately $1,736,000 in cash and cash equivalents and a working capital deficit of approximately $2,509,000. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company currently has significant liabilities related to the construction of manufacturing facilities and has commitments to expend additional funds for facilities construction, clinical trials, radiolabeling contracts, consulting, and for the repurchase of LYM-1 (Oncolym(R)) marketing rights from Alpha Therapeutic Corporation (Alpha). The Company also anticipates the need for significant funds to repurchase the European marketing rights for Oncolym(R) from Biotechnology Development, Ltd. (BTD) and to scale-up the manufacturing and radiolabeling capabilities. The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale-up for clinical trial production continues. The repurchase of the European marketing rights from BTD is subject to the Company obtaining additional cash resources or renegotiating the agreement. As a result of increased activities in connection with the Phase II/III clinical trials for Oncolym(R) and Phase I clinical trials for Tumor Necrosis Therapy (TNT), and the development costs associated with Vasopermeation Enhancement Agents (VEAs) and Vascular Targeting Agents (VTAs), the Company expects that the monthly negative cash flow will continue.

         During the period from May 1, 1998 through July 17, 1998, the Company received $530,000 from the exercise of an option to purchase 530 shares of Class C Stock from the Placement Agent for the related stock offering and approximately $1,356,000 from the exercise of warrants associated with the Class C Stock financing in exchange for approximately 2,068,000 shares of the Company's common stock.

         In addition, during June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line (Equity Line) with two institutional investors. Under the Equity Line, the Company received immediate funding of $3,500,000, before cash commissions of $280,000, in exchange for 2,545,454 shares of the Company's common stock. The remainder of the commitment will be available for use through June 2001, with the decision to sell additional common stock and the timing of such stock sales being solely at the Company's discretion, subject to quarterly maximum sales of $2,250,000 and certain other conditions including registration of the underlying shares common stock. Future stock issuances under the Equity Line will be priced at a 15% discount to the fair market value (as defined in the agreement) of the Company's common stock.

         After considering funds received under the short-term note payable, the exercise of the Placement Agent option, the exercise of warrants associated with the Class C financing, the initial proceeds received under the equity line of credit and outflow of cash for operations, the Company's cash and cash equivalent position increased to approximately $4,857,000 as of July 17, 1998.

         While the Company believes that this cash will meet its short term operating needs, it will be necessary to raise additional funds to sustain research and development, provide for future clinical trials and to continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company will be required to obtain financing through one or more methods including, a sale and subsequent leaseback of its facilities, obtaining additional equity or debt financing and negotiating a licensing or collaboration agreement with another company. The Company must also renegotiate the terms under the buyback agreement for the Oncolym(R) European marketing rights, or obtain additional financing prior to August 29, 1998, should the Company exercise its purchase option for the Oncolym(R) European marketing rights. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research and development of the Company's product candidates. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

         On July 17, 1998, the Company notified the holders of the Class C Stock of its intention to redeem any unexercised warrants on August 6, 1998 that have been issued in conjunction with the 5% Adjustable Class C Preferred Stock (Class C Stock) financing. Under the terms of the financing, upon conversion of the Class C Stock, the holders of the Class C Stock were granted warrants to purchase one-fourth of the common stock issued upon conversion for $.6554 per share. The agreement provides that the Company may redeem the warrants for $.01 per share provided that certain conditions are met. Upon notice of redemption of the warrantholder by the Company, the warrantholder may exercise the warrants for cash, on a cashless basis or any combination thereof. Assuming a closing bid price of the Company's common stock of $1.50 per share, if the warrantholders elect to exercise on a cashless basis, the Company will issue approximately 2,295,000 shares of its common stock. If all of the warrantholders elect to exercise on a cash basis, the Company will receive approximately $2,672,000 and will issue 4,076,000 shares of its common stock. Should the closing bid price of the Company's common stock not remain above $.98 during the period from July 17, 1998 through August 6, 1998, the Company's redemption of the warrants would be nullified. If the warrant redemption is nullified, the Company would not receive any proceeds from the warrant redemption and any unexercised warrants could remain outstanding at the election of the warrantholder.

         Also in July 1998, the Company renegotiated its short-term note payable for $2,385,000 with a construction contractor to provide for immediate payment by the Company of $500,000 and an extension of time to pay the remaining balance of approximately $1,885,000 to August 17, 1998. Interest on the remaining balance is payable under the same terms as the original note. In connection with the extension agreement, the Company issued an additional warrant, expiring in July 2001, to purchase up to 95,000 shares of the Company's common stock at $1.37 per share.

         During the same period, the Company entered into an agreement for the sale and subsequent leaseback of its facilities, which consists of two buildings located in Tustin, California. The sale/leaseback transaction is with an unrelated entity and provides for the leaseback of the Company's facilities for a ten-year period with two five-year options to renew. Proceeds from the sale of the Company's facilities are expected to be sufficient to retire the mortgage notes payable on the facilities as well as the amounts owed to the contractor for the upgrade and expansion of its antibody production facilities. As the sale/leaseback agreement is in escrow and subject to completion of normal due diligence procedures by the buyer, there is no assurance that the transaction will be completed on a timely basis or at all. Should the transaction not be completed by August 17, 1998, the Company would be required to utilize current cash funds to retire the $1,885,000 remaining balance owed to the contractor and would be required to find another buyer for the building or obtain alternative sources of financing.

         Without obtaining additional financing or completing one or more of the aforementioned transactions, the Company believes that it has sufficient cash on hand and available pursuant to the equity-based line of credit mentioned above to meet its obligations on a timely basis through January 31, 1999.

NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which changes the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. During the quarter ended January 31, 1998, the Company adopted SFAS No.
128. Under SFAS No. 128, the Company now discloses basic earnings (loss) per share and diluted earnings (loss) per share for all periods for which an income statement is presented. The adoption of this standard had no effect on the basic or diluted earnings per share for periods in which the Company incurred losses, and had no effect in basic earnings per share as compared with primary earnings per share in fiscal year 1996.

         During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement will be adopted by the Company in the quarter ended July 31, 1998.

         During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning May 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 may be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Company has not yet completed its analysis of the operating segments on which it may be required to report.

         During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company beginning April 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company believes the information required to be recorded and disclosed under SFAS No. 133 will not have a significant effect, if any, on the Company's consolidated statements of position or results of operations.

CAPITAL COMMITMENTS

         At April 30, 1998, the Company had commitments for the purchase and installation of laboratory equipment aggregating $287,000. The funds to fulfill these commitments will be obtained through available working capital and/or through capital equipment financing that may be obtained in the future.

IMPACT OF THE YEAR 2000

         The Company is continually modifying and upgrading its software and systems and has modified its current financial software to be Year 2000 compliant. The Company does not believe that with upgrades of existing software and/or conversion to new software that the Year 2000 issue will pose significant operational problems for its internal computer systems. The Company expects all systems to be Year 2000 compliant by April 30, 1999 through the use of internal and external resources. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. The Company presently believes the Year 2000 problem will not pose significant operational problems and is not anticipated to have a material effect on its financial position or results of operations in any given year. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties or project delays by the Company or its suppliers.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements included in this Report at pages F-1 through F-26.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information concerning the Company's executive officers which is included in Part I of this Annual Report on Form 10-K, the information required by Item 10 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1998 annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1998 annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1998 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal years ended April 30, 1997 and 1996, the Company incurred and paid expenses of $62,000 and $89,000, respectively, to Kanady & Moding C.P.A.'s, an accounting firm in which Mr. William V. Moding, an executive officer and previous director of the Company, was a partner, for accounting and consulting services rendered to the Company. On October 1, 1996, Mr. Moding commenced full-time employment with the Company and Mr. Moding's accounting firm discontinued rendering services to the Company.

         On January 17, 1997, the Company loaned Lon H. Stone, former Chairman of the Board of Directors and former Chief Executive Officer of the Company, $350,000 pursuant to a Promissory Note. The highest loan balance during the year ended April 30, 1998, was $381,464 which included principal and accrued interest. The purpose of the loan was to provide Mr. Stone with the additional cash necessary to purchase a new residence. The Board of Directors, including the Compensation Committee, determined that it was in the best interests of the Company to loan Mr. Stone the money. After determining that such loan was in the best interests of the Company, the Board of Directors, with Lon Stone abstaining, unanimously approved the loan to Lon Stone. The Note is collateralized by real estate and bears interest at seven percent (7%) per annum. The original Note and interest thereon is due and payable on January 31, 2000.

         In connection with Mr. Stone's termination as Chief Executive Officer and Chairman of Board during fiscal year 1998, the Board of Director's of the Company negotiated a new Severance Agreement with Mr. Stone to conserve cash. Mr. Stone's employment agreement provided that the Company to make an immediate and substantial cash expenditure on his termination. The Company did not have sufficient cash resources to fulfill its obligations under Mr. Stone's employment agreement. Accordingly, at the direction of the Board of Directors, the Company negotiated a new Severance Agreement with Mr. Stone to conserve the cash on hand at March 2, 1998.

The new Severance Agreement provides for Mr. Stone to be paid $300,000 a year for the period beginning March 1, 1998 through March 1, 2000. Unexercised and unvested outstanding stock options on March 1, 1998, will vest and be paid as follows: one-third of the unexercised, unvested options outstanding on March 1, 1998 will vest immediately and be paid to Mr. Stone on December 31, 1998; one-third of the unexercised, unvested and outstanding options on March 1, 1998, will vest on March 1, 1999 and be paid on December 31, 1999; and one-third of the unexercised, unvested and outstanding options on March 1, 1998, will vest and be paid on March 1, 2000. In addition, the Company will make appropriate payments, at the bonus rate, to the appropriate taxing authorities. During the agreement period, beginning on March 1, 1998 and ending on March 1, 2000, Mr. Stone will, with certain exceptions, be eligible for Company benefits. Pursuant to the Severance Agreement, Mr. Stone will be available to work for the Company for a minimum of 25 hours per week. In addition, as part of Mr. Stone's agreement to modify his existing severance package, the Company agreed that if Mr. Stone did not compete during the period beginning March 1, 1998 and ending February 29, 2000, the Company will, on March 1, 2000, pay Mr. Stone an amount equal to his Note of $350,000, plus all accrued interest thereon to be used by Mr. Stone to pay off the note receivable.

         On April 30, 1997, the Company requested that Mr. Moding exchange $203,500 of non-interest bearing outstanding notes which Mr. Moding had executed and delivered to the Company, to pay for options exercised under the Company's stock option plans. The Company's option plans, which have been approved by shareholders, provide that a purchaser's promissory note may be used to exercise options. The original notes were executed and delivered by Mr. Moding in connection with the exercise of options. At the Company's request, Mr. Moding agreed to, and did exchange two non-interest bearing notes with maturity dates at April 30, 1999, for two new notes aggregating $203,500. The notes are secured by both personal assets of Mr. Moding and 204,000 shares of the common stock of the Company held by Mr. Moding. The new notes bear interest at six percent (6%) per annum and are payable in 7 equal annual installments beginning April 30, 1998. On April 29, 1998, the first annual installment of $36,672, including principal and interest, was made and the remaining principal balance at April 30, 1998, was $179,379.

         On April 30, 1997, the Company requested that Mr. Shepard, a previous director of the Company, exchange $203,083 of non-interest bearing outstanding notes which Mr. Shepard had executed and delivered to the Company, to pay for options exercised under the Company's stock option plans. The Company's option plans, which have been approved by shareholders, provide that a purchaser's promissory note may be used to exercise options. The original notes were executed and delivered by Mr. Shepard in connection with the exercise of options. At the Company's request, Mr. Shepard agreed to, and did exchange two non-interest bearing notes with maturity dates at April 30, 1999, for two new notes aggregating $203,083. The notes are secured by both personal assets of Mr. Shepard and 203,000 shares of the common stock of the Company held by Mr. Shepard. The new notes bear interest at six percent (6%) per annum and are payable in 7 equal annual installments beginning April 30, 1998. On April 29, 1998, the first annual installment of $36,596, including principal and interest, was made and the remaining principal balance at April 30, 1998, was $179,011.

         In April 1998, through a private placement, the Company sold 1,120,065 shares of restricted common stock for proceeds of $625,000. Of the restricted shares issued, 84,034 shares were sold to an officer of the Company. In conjunction with the private placement, the Company granted warrants to purchase 280,015 shares of its common stock at $1.00 per share, of which, 21,008 warrants were granted to the same Officer of the Company.
The warrants expire in April 2001.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      Consolidated Financial Statements

         The financial statements and schedules listed below are filed as part of this Report:

                                                                Page
                                                                ----

                  Independent Auditors' Report                   F-1

                  Consolidated Balance Sheets as of              F-2
                  April 30, 1998 and 1997

                  Consolidated Statements of Operations          F-4
                  for each of the three years in the period
                  ended April 30, 1998

                  Consolidated Statements of Stockholders'       F-5
                  Equity (Deficit) for each of the
                  three years in the period ended
                  April 30, 1998

                  Consolidated Statements of Cash Flows          F-6
                  for each of the three years
                  in the period ended April 30, 1998

                  Notes to Consolidated Financial Statements     F-8

         (2)      Financial Statement Schedules

                  II       Valuation and Qualifying Accounts    F-26



    EXHIBIT
     NUMBER                           DESCRIPTION
     ------                           -----------

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

         4.10     Form of Subscription Agreement entered into with Regulation D
                  Common Equity Line Subscribers (Incorporated by reference to
                  Exhibit 4.4 contained in Registrant's Report on Form 8-K dated as filed with the Commission on or about June 29, 1998)

         4.11     Form of Amendment to Regulation D Common Stock Equity Line
                  Subscription Agreement (incorporated by reference to Exhibit
                  4.5 contained in Registrant's Current Report on Form 8-K filed with the Commission on or about June 29, 1998)

         4.12     Registration Rights Agreement between the Registrant and the
                  Subscribers (Incorporated by reference to Exhibit 4.6 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about June 29, 1998.)

         4.13 Form of Stock Purchase Warrant to be issued to the of the Regulation D Common Stock Equity Subscribers (Incorporated by reference to Exhibit 4.7 contained in Registrant's Current
                  Report on Form 8-K as filed with the Commission on or about
                  June 29, 1998.)

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




         10.43    Termination and Transfer Agreement dated as of November 14,
                  1997 by and between Registrant and Alpha Therapeutic
                  Corporation (Incorporated by reference to Exhibit 10.1 contained in Registrant's Current Report on Form 8-K as filed with the commission on or about November 24, 1997).

         11       Computation of Net Income (Loss) per share                  83

         21       Subsidiary of Registrant                                    84

         23       Consent of Deloitte & Touche LLP                            85

         27       Financial Data Schedule                                     86

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TECHNICLONE CORPORATION



Dated:  July 28, 1998                       By: /s/ Larry O. Bymaster
                                                --------------------------------
                                                Larry O. Bymaster, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                        Date
---------                                   --------                        ----


/s/ Larry O. Bymaster               President, Chief Executive
---------------------------------   Officer and Director (Principal     July 28, 1998
Larry O. Bymaster                   Executive Officer)


/s/ Elizabeth A. Gorbett-Frost      Chief Financial Officer             July 28, 1998
---------------------------------   and Secretary
Elizabeth A. Gorbett-Frost          (Principal Financial and
                                    Principal Accounting Officer)


/s/ Thomas R. Testman               Chairman of the Board               July 28, 1998
--------------------------------
Thomas R. Testman


/s/ Rock Hankin                     Director                            July 28, 1998
--------------------------------
Rock Hankin


/s/ Edward Joseph Legere II         Director                            July 28, 1998
--------------------------------
Edward Joseph Legere II


/s/ Carmelo J. Santoro, Ph.D.       Director                            July 28, 1998
--------------------------------
Carmelo J. Santoro, Ph.D.


/s/ Lon H. Stone                    Director                            July 28, 1998
--------------------------------
Lon H. Stone


--------------------------------    Director                            July __, 1998
Clive R. Taylor, M.D., Ph.D.


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Techniclone Corporation:



We have audited the accompanying consolidated balance sheets of Techniclone Corporation and its subsidiary (the Company) as of April 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Techniclone Corporation and subsidiary as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
June 15, 1998,
except Note 12, as to which the date is July 17, 1998

TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                           1998                  1997
                                                       ------------          ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 2)                     $  1,736,391          $ 12,228,660
Other receivables, net                                       71,112                33,748
Receivable from shareholders (Note 2)                                             326,700
Inventories, net (Note 2)                                    45,567               172,162
Prepaid expenses and other current assets                   303,790                20,138

         Total current assets                             2,156,860            12,781,408

PROPERTY (Notes 2, 4 and 12):
Land                                                      1,050,510             1,050,510
Buildings and improvements                                6,226,564             3,350,916
Laboratory equipment                                      2,174,425             1,579,300
Furniture, fixtures and computer equipment                  921,068               396,225
Construction-in-progress                                    524,387
                                                       ------------          ------------

                                                         10,896,954             6,376,951
Less accumulated depreciation and amortization           (1,624,505)           (1,038,619)
                                                       ------------          ------------

Property, net                                             9,272,449             5,338,332

OTHER ASSETS (Note 2):
Patents, net                                                210,537               178,815
Note receivable from director and shareholder               381,464               356,914
Other                                                        17,880                46,001
                                                       ------------          ------------

         Total other assets                                 609,881               581,730
                                                       ------------          ------------

                                                       $ 12,039,190          $ 18,701,470
                                                       ============          ============

          See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1998 AND 1997 (CONTINUED)
--------------------------------------------------------------------------------

                                                              1998            1997
                                                          ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                          $    728,959    $    707,504
Notes payable (Notes 4 and 12)                               2,503,161          76,527
Accrued legal and accounting fees (Note 10)                    583,694         385,500
Accrued license termination fees (Note 6)                      350,000         100,000
Accrued royalties and sponsored research (Note 6)              190,160         339,560
Accrued payroll and related costs                              141,311         162,487
Reserve for contract losses (Note 2)                                           248,803
Accrued interest (Note 4)                                       15,275          72,844
Other current liabilities                                      153,126          70,171
                                                          ------------    ------------

         Total current liabilities                           4,665,686       2,163,396

NOTES PAYABLE (Note 4)                                       1,925,758       1,970,065

COMMITMENTS (Notes 5, 6 and 12)

STOCKHOLDERS' EQUITY (Notes 2, 3, 4, 6, 7, 8 and 12):
Preferred stock- $.001 par value;
   authorized 5,000,000 shares:
    Class B convertible preferred stock,
       shares outstanding - 1998, none;
       1997, 2,200 shares                                                            2
    Class C convertible preferred stock,
       shares outstanding - 1998, 4,807 shares;
       1997, 12,000 shares (liquidation preference of
       $4,826,755 at April 30, 1998)                                 5              12
Common stock-$.001 par value; authorized 120,000,000 share
    outstanding 1998 - 48,547,351 shares;
    1997 -27,248,652 shares                                     48,547          27,249
Additional paid-in capital                                  78,423,433      72,391,736
Accumulated deficit                                        (72,639,404)    (57,374,408)
                                                          ------------    ------------
                                                             5,832,581      15,044,591
Less notes receivable from sale of common stock               (384,835)       (476,582)
                                                          ------------    ------------

    Total stockholders' equity                               5,447,746      14,568,009
                                                          ------------    ------------

                                                          $ 12,039,190    $ 18,701,470
                                                          ============    ============





          See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998
--------------------------------------------------------------------------------

                                                           1998              1997              1996
                                                       ------------     ------------      ------------
REVENUES (Notes 2 and 6):
Net product sales and royalties                        $      4,300     $     26,632      $      4,824
Licensing fees                                                                               3,000,000
Interest and other income                                   530,013          319,709           138,499
                                                       ------------     ------------      ------------

         Total revenues                                     534,313          346,341         3,143,323

COSTS AND EXPENSES (Notes 2, 3, 4, 5, 6, 8 and 10):
Cost of sales                                                 4,300           24,940             2,580
Research and development                                  7,639,656        2,886,931         1,679,558
General and administrative:
   Unrelated entities                                     4,254,820        3,046,873           947,816
   Affiliates                                               163,195          266,628           170,659
Interest                                                    296,259          147,852            17,412
Purchased in-process research and
  development                                                             27,154,402
                                                       ------------     ------------      ------------
         Total costs and expenses                        12,358,230       33,527,626         2,818,025
                                                       ------------     ------------      ------------

NET (LOSS) INCOME                                      $(11,823,917)    $(33,181,285)     $    325,298
                                                       ============     ============      ============

Net (loss) income before preferred stock
   accretion and dividends                             $(11,823,917)    $(33,181,285)     $    325,298
Preferred stock accretion and dividends:
   Accretion of Class B and Class C
     Preferred stock discount                            (2,475,584)                        (5,327,495)
   Imputed dividends for Class B and
     Class C preferred stock                               (965,495)        (544,481)         (560,467)
                                                       ------------     ------------      ------------
Net Loss Applicable to Common Stock (Note 2)           $(15,264,996)    $(33,725,766)     $ (5,562,664)
                                                       ============     ============      ============
Weighted Average Shares Outstanding (Note 2)             30,947,758       21,429,858        18,466,359
                                                       ============     ============      ============
Net Loss per Share (Note 2)                            $      (0.49)    $      (1.57)     $      (0.30)
                                                       ============     ============      ============

          See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998
--------------------------------------------------------------------------------

                                                  PREFERRED STOCK                  COMMON STOCK
                                             SHARES           AMOUNT           SHARES           AMOUNT
                                          ------------     ------------     ------------     ------------
BALANCES, MAY 1, 1995                            4,225     $          4       16,768,909     $     16,769

Common stock issued for cash                                                   1,770,396            1,770
Class B preferred stock issued for
   cash, net of issuance costs of
   $1,062,456                                    8,200                8
Accretion of Class B preferred stock
   dividends and discounts
Common stock issued upon conversion of
   Class A and Class B preferred stock          (5,625)              (5)         807,144              807
Common stock issued upon conversion of
   note payable and accrued interest
   to related party (Note 4)                                                     235,000              235
Common stock issued upon settlement of
   liabilities and exchange for
   services (Note 4)                                                             240,433              241
Common stock issued upon exercise of
   stock options and warrants                                                    226,132              226
Net income
                                          ------------     ------------     ------------     ------------
BALANCES, APRIL 30, 1996                         6,800                7       20,048,014           20,048

Class C preferred stock issued for
   cash, net of issuance costs of
   $931,029 (Note 7)                            12,000               12
Accretion of Class B and Class C
   preferred stock dividends
Common stock issued upon conversion of
   Class B preferred stock                      (4,600)              (5)       1,587,138            1,587
Common stock issued for acquisition of
   subsidiary (Note 3)                                                         5,080,000            5,080
Common stock issued upon exercise of
   stock options                                                                 533,500              534
Stock-based compensation (Note 8)
Net loss
                                          ------------     ------------     ------------     ------------
BALANCES, APRIL 30, 1997                        14,200               14       27,248,652           27,249

Accretion of Class B and Class C
   preferred stock dividends and
   discount (Note 7)                               448                1
Preferred stock issued upon exercise
   of Class C Placement Agent Warrant
   (Note 7),  net of offering costs of
   offering costs of $115,193 applicable
   to Class C financing                            670                1
Additional consideration on Class C
   preferred stock (Note 7)                        325
Common stock issued upon conversion of
   Class B and Class C preferred stock
   (Note 7)                                    (10,836)             (11)       19,931,282          19,931
Common stock issued for cash and
    upon exercise of options
    and warrants  (Notes 7 & 8)                                                 1,291,794           1,292
Common stock issued for services and
    interest                                                                       75,623              75
Stock-based compensation (Note 8)
Reduction of notes receivable (Note 7)
Net loss
                                          ------------     ------------     ------------     ------------
BALANCES, APRIL 30, 1998                         4,807     $          5       48,547,351     $     48,547
                                          ============     ============     ============     ============

                                            ADDITIONAL                     NOTES RECEIVABLE   NET STOCKHOLDERS'
                                             PAID-IN          ACCUMULATED    FROM SALE OF           EQUITY
                                             CAPITAL            DEFICIT      COMMON STOCK         (DEFICIT)
                                            ------------    ------------     ------------     ----------------
BALANCES, MAY 1, 1995                       $ 17,945,346    $(18,085,978)    $   (476,582)    $   (600,441)

Common stock issued for cash                   1,287,582                                         1,289,352
Class B preferred stock issued for
   cash, net of issuance costs of
   $1,062,456                                  7,137,536                                         7,137,544
Accretion of Class B preferred stock
   dividends and discounts                     5,887,962      (5,887,962)
Common stock issued upon conversion of
   Class A and Class B preferred stock              (802)
Common stock issued upon conversion of
   note payable and accrued interest
   to related party (Note 4)                     362,962                                           363,197
Common stock issued upon settlement of
   liabilities and exchange for
   services (Note 4)                             190,859                                           191,100
Common stock issued upon exercise of
   stock options and warrants                    258,401                                           258,627
Net income                                                       325,298                           325,298
                                            ------------    ------------     ------------     ------------
BALANCES, APRIL 30, 1996                      33,069,846     (23,648,642)        (476,582)       8,964,677

Class C preferred stock issued for
   cash, net of issuance costs of
   $931,029 (Note 7)                          11,068,959                                        11,068,971
Accretion of Class B and Class C
   preferred stock dividends                     544,481        (544,481)
Common stock issued upon conversion of
   Class B preferred stock                        (1,582)
Common stock issued for acquisition of
   subsidiary (Note 3)                        26,664,920                                        26,670,000
Common stock issued upon exercise of
   stock options                                 272,366                                           272,900
Stock-based compensation (Note 8)                772,746                                           772,746
Net loss                                                     (33,181,285)                      (33,181,285)
                                            ------------    ------------     ------------     ------------
BALANCES, APRIL 30, 1997                      72,391,736     (57,374,408)        (476,582)      14,568,009

Accretion of Class B and Class C
   preferred stock dividends and
   discount (Note 7)                           3,428,605       (3,441,079)                         (12,473)
Preferred stock issued upon exercise
   of Class C Placement Agent Warrant
   (Note 7),  net of offering costs of
   offering costs of $115,193 applicable
   to Class C financing                          554,806                                           554,807
Additional consideration on Class C
   preferred stock (Note 7)                      325,000                                           325,000
Common stock issued upon conversion of
   Class B and Class C preferred stock
   (Note 7)                                      (19,920)
Common stock issued for cash and
    upon exercise of options
    and warrants  (Notes 7 & 8)                1,210,117                                         1,211,409
Common stock issued for services and
    interest                                      94,872                                            94,947
Stock-based compensation (Note 8)                438,217                                           438,217
Reduction of notes receivable (Note 7)                                             91,747           91,747
Net loss                                                     (11,823,917)                      (11,823,917)
                                            ------------    ------------     ------------     ------------
BALANCES, APRIL 30, 1998                    $ 78,423,433    $(72,639,404)    $   (384,835)    $  5,447,746
                                            ============    ============     ============     ============


          See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998
--------------------------------------------------------------------------------

                                                               1998                 1997                1996
                                                           -------------        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                          $(11,823,917)        $(33,181,285)        $    325,298
Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
Purchased in-process research and development                                     27,154,402
Depreciation and amortization                                   705,973              348,525              169,162
Loss on disposal and write off of long-term assets              200,871
Stock-based compensation expense                                438,217              772,746
Common stock issued for services and interest
  expense                                                        94,947                                    70,887
Reserve for contract loss, net of inventory
  write-off                                                    (155,387)
Additional consideration on Class C preferred stock             325,000
Changes in operating assets and liabilities, net of
   effects from acquisition of subsidiaries:
  Other receivables, net                                        289,336               61,398              (92,768)
  Inventories, net                                               33,179              (78,241)             132,536
  Prepaid expenses and other current assets                    (283,652)              (2,844)             (17,294)
  Accounts payable and other accrued liabilities                324,459              561,876             (182,608)
                                                           ------------         ------------         ------------
         Net cash provided by (used in) operating
         activities                                          (9,850,974)          (4,363,423)             405,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenses paid for acquisition of subsidiary, net of
  cash acquired                                                                      (77,189)
Sale (purchase) of short-term investments                                          3,898,888           (3,898,888)
Property acquisitions                                        (2,873,469)          (3,284,281)          (2,025,619)
Issuance of note receivable                                     (24,550)            (356,914)
Increase in other assets                                        (46,093)             (85,016)             (42,558)
                                                          -------------         ------------         ------------
         Net cash provided by (used in) investing
         activities                                          (2,944,112)              95,488           (5,967,065)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock                       670,000           11,068,971            7,137,544
Proceeds from issuance of common stock                        1,211,409              272,900            1,547,979
Payment of Class C preferred stock offering costs
   and fractional share dividends                              (127,666)
Payments on notes receivable                                     51,747
Proceeds from issuance of short-term notes payable              500,000
Principal payments on long-term debt                           (100,754)             (44,589)
Proceeds from issuance of long-term debt                         98,081            1,020,000            1,020,000
                                                           ------------         ------------         ------------
         Net cash provided by financing activities            2,302,817           12,317,282            9,705,523
                                                           ------------         ------------         ------------

          See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

                                                               1998                  1997                1996
                                                            ------------         ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        $(10,492,269)        $  8,049,347        $  4,143,671

CASH AND CASH EQUIVALENTS,
   Beginning of year                                          12,228,660            4,179,313              35,642
                                                            ------------         ------------        ------------

CASH AND CASH EQUIVALENTS,
   End of year                                              $  1,736,391         $ 12,228,660        $  4,179,313
                                                            ============         ============        ============

SUPPLEMENTAL INFORMATION:
Acquisition of subsidiary (Note 2):
   Fair value of assets acquired                                                 $ 27,154,402
   Common stock issued                                                            (26,670,000)
                                                                                 ------------
   Net liabilities assumed                                                       $    484,402
                                                                                 ============

Interest paid                                               $    257,959         $    132,040        $      3,625
Income taxes paid                                           $      1,600         $        800        $        800



For supplemental information relating to conversion of preferred stock into common stock, common stock issued in exchange for services, common stock issued upon merger and other noncash transactions, see Notes 2, 3, 4, 7 and 8.




          See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998
--------------------------------------------------------------------------------

1. GENERAL AND NATURE OF OPERATIONS

         Nature of Operations - Techniclone Corporation was incorporated in the state of Delaware on September 25, 1996. On March 24, 1997, Techniclone International Corporation, a California corporation, (predecessor company incorporated in June 1981) was merged with and into Techniclone Corporation. Techniclone Corporation (the Company) is engaged in research and development of new technologies utilizing monoclonal antibodies and the production of specific antibodies with prospective research, diagnostic and therapeutic applications.

         The Company's activities are primarily focused on innovative drug delivery systems that permit the destruction or treatment of cancerous tumors. The Company has two products in clinical trials: LYM-1 (Oncolym(R)), a non-Hodgkin's B-cell lymphoma therapy product in Phase II/III clinical trials, and Tumor Necrosis Therapy (TNT), a drug delivery system that has the potential to destroy large tumors at the necrotic (dead) core without damaging surrounding healthy tissue in Phase I clinical trials. The Company's product pipeline also includes the following technologies: Vascular Targeting Agents (VTAs), a drug delivery system targeting the capillaries and vessels inside a tumor to deliver a clot-inducing drug, potentially causing the tumor to be "starved" of vital oxygen and nutrients necessary for its survival; Vasopermeation Enhancement Agents (VEAs), a technology which targets tumor vessels with vasoactive agents (molecules that cause tissues to become temporarily permeable) and causes enhanced levels of drug and isotope uptake within a tumor; and several other cancer treatment based products.

         Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company experienced a loss of approximately $11,824,000 during the year ended April 30, 1998, and had a cash balance of approximately $1,736,000 and an accumulated deficit of approximately $72,639,000 at April 30, 1998. The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company plans to obtain required financing through one or more methods, including a sale and subsequent leaseback of its facilities, obtaining additional equity or debt financing and negotiating a licensing or collaboration agreement with another company. The Company must also renegotiate the terms under the buyback agreement for the Oncolym(R) European marketing rights, or obtain additional financing prior to August 29, 1998, should the Company exercise its purchase option for the Oncolym(R) European marketing rights. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research and development of the Company's product candidates. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

         Subsequent to April 30, 1998, the Company received funding of approximately $1,886,000 from the exercise of an option by the Placement Agent for the Class C Stock and the exercise of warrants issued in conjunction with the conversion of some of the Class C Stock and obtained access to $20,000,000 under a Common Stock Equity Line (Equity Line). In June 1998, the Company sold $3,500,000 in common stock under the equity line (Note 12). Without obtaining additional financing or completing one or more of the aforementioned transactions, the Company believes that it has sufficient cash on hand and available pursuant to the equity-based line of credit mentioned above to meet its obligations on a timely basis through January 31, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Peregrine Pharmaceuticals, Inc. (Peregrine). All intercompany balances and transactions have been eliminated.

         Cash Equivalents - The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

         Receivable from Shareholders - Receivable from Shareholders represents short-term, non-interest bearing amounts due to Peregrine from its prior shareholders. The amounts were received in May 1997 (Note 3).

         Inventories - Inventories are stated at the lower of first-in, first-out cost or market and consist of the following at April 30:

                                     1998              1997
                                  ---------         ---------
Raw materials and supplies        $  45,567         $  78,746
Finished goods                                        139,041
Reserves                                              (45,625)
                                  ---------         ---------
                                  $  45,567         $ 172,162
                                  =========         =========


        The Company estimates reserves on its inventories after considering the inventory on hand, anticipated usage of the inventory and any sales agreements for inventory at fixed prices. The inventory reserves at April 30, 1997 were for quantities in excess of expected future usage and for costs incurred in excess of the expected sales price for the related inventory. The reserves for excess quantities are based on a comparison of the quantity of inventory on hand and the future expected usage of such inventory and have been valued at the lower of the cost of the inventory or the estimated salvage value of the inventory. Prior to fiscal year 1998, the reserves for costs incurred in excess of the expected sales price were based on the difference between total costs incurred for the inventory and the sales price of the product under the distribution agreement with Alpha Therapeutic Corporation (Alpha) to supply LYM-1 (Oncolym(R)) antibodies for the Phase II/III clinical trials (Note 6).

\
TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


In November 1997, the Company terminated its agreement with Alpha and reacquired all of the Alpha rights in Oncolym(R) and LYM-2. As a result of this transaction, the Company wrote off all of its finished goods inventory of approximately $241,000.

         Property - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset. Generally, the estimated useful lives are 8 to 25 years for buildings and improvements and five to seven years for laboratory equipment and furniture and fixtures.

         Other Assets - Other assets include a note receivable from the former Chief Executive Officer (CEO) and shareholder of $350,000 plus accrued interest. The note is collateralized by real estate, bears interest at 7%, and under the original terms, principal and interest were due on January 31, 2000. In conjunction with the severance agreement with the Company's former CEO (Note
12), the Company agreed that if the former CEO did not compete with the Company during the period beginning March 1, 1998 through February 29, 2000, the Company will, on March 1, 2000, pay the former CEO an amount equal to his principal note of $350,000 and interest thereon, which would be used to pay off the respective note. The note receivable approximates fair value, as the rate of interest earned is consistent with what the Company could earn on similar instruments. Other assets also include various deposits and patent costs, which are amortized over the lesser of the estimated useful life of the patent or the estimated useful life of the related product. Patent costs totaled $210,537 and $178,815, net of related accumulated amortization of $213,283 and $172,660, at April 30, 1998 and 1997, respectively.

         Impairment -The Company assesses recoverability of its long-term assets by comparing the remaining carrying value to the value of the underlying collateral or the fair market value of the related long-term asset based on undiscounted cash flows.

        Reserves for Contract Losses - The reserves for contract losses at April 30 1997 represent reserves for losses that were to be incurred under a fixed sales contract with Alpha to supply LYM-1 (Oncolym(R)) antibodies for the Phase II/III clinical trials (Note 6). The reserves were based upon the difference between the sum of the carrying cost of the LYM-1 inventory and the estimated sales costs less the sales price specified in the Alpha contract. In November 1997, the Company terminated its agreement with Alpha and reacquired all of the Alpha rights for LYM-1 (Oncolym(R)) and LYM-2. As a result of this transaction, the Company reversed its accrual for contract losses of $248,803, recorded at that time.

        Authorized Number of Common Shares - In April 1998, the stockholders of the Company approved an increase in the number of authorized common shares of the Company from 60,000,000 shares to 120,000,000 shares.

         Preferred Stock Dividends - Dividends on Class B and Class C Stock are accreted over the life of the preferred stock and are based on the stated dividend rate (10% for the Class B and 5% for the Class C) plus the dividend amount attributable to the discount at the issuance date. To the extent that unconverted shares of Class B and Class C Stock remain outstanding, the value of the dividend is remeasured and recorded on each date that the conversion rate changes.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


         Revenue Recognition - Product revenues are recognized upon shipment to customers. Revenues related to licensing agreements (Note 6) are recognized when cash has been received and all obligations of the Company have been met, which is generally upon the transfer of the technology license or other rights to the licensee. Other income primarily consists of interest and rental income and is recognized as earned for interest and on a straight-line basis over the rental period for rent.

         Net Income (Loss) Attributable to Common Stockholders - Net income
(loss) per share attributable to common stockholders is calculated by taking the net income (loss) for the year and deducting the dividends and Preferred Stock issuance discount accretion on the Class B Preferred Stock and the Class C Stock during the year and dividing the sum of these amounts by the average number of shares of common stock outstanding during the year. Shares issuable upon the exercise of common stock warrants and options and conversions of outstanding Preferred Stock and Preferred Stock dividends have been excluded from the three years ended April 30, 1998 per share calculation because their effect is antidilutive. Accretion of the Class B and Class C Stock dividends and issue discount amounted to $3,441,079, $544,481, and $5,887,962 for the fiscal years ended April 30, 1998, 1997 and 1996, respectively (Note 7).

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

         Reclassifications - Certain amounts as previously reported have been reclassified to conform to the fiscal year 1998 presentation.

         New Accounting Standards - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which changes the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. During the quarter ended January 31, 1998, the Company adopted SFAS No. 128. Under SFAS No. 128, the Company discloses basic earnings (loss) per share and diluted earnings (loss) per share for all periods for which an income statement is presented. The adoption of this standard had no effect on the basic or diluted earnings per share for periods in which the Company incurred losses, and had no effect in basic earnings per share as compared with primary earnings per share in fiscal year 1996.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


         During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement will be adopted by the Company in the quarter ended July 31, 1998.

         During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning May 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Company has not yet completed its analysis of the operating segments on which it may be required to report.

         During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the Company beginning April 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company believes the information required to be recorded and disclosed under SFAS No. 133 will not have a significant effect, if any, on the Company's consolidated statements of position or results of operations.


3. ACQUISITION OF SUBSIDIARIES

        Effective April 24, 1997, the Company acquired all of the outstanding stock of Peregrine in exchange for 5,080,000 shares of the Company's common stock and the assumption of net liabilities of approximately $484,000. Peregrine was a development stage company involved in the research and development of vascular targeting agents. The acquisition was accounted for as a purchase. The excess of the purchase price over net tangible assets acquired (cash and notes receivable) and liabilities assumed (accounts payable and accrued liabilities) represents the difference between the fair value of the Company's common stock exchanged and the fair value of net assets purchased. The excess purchase price of $27,154,402 over the net tangible assets acquired represents the amount paid for acquired technologies and related intangible assets. The excess purchase price for the acquisition had been charged to operations as of the effective date of the acquisition as the related technologies have not reached technological feasibility and the technology had no known future alternative uses other than the possibility for treating cancer patients.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

        Had the acquisition of Peregrine occurred on May 1, 1995, pro forma net loss and loss per common share would have been as follows (unaudited):

                                           Pro forma          Pro forma net loss
                                            net loss           per common share
                                          -------------       ------------------
         Fiscal year 1996                 $(33,985,500)             $(1.44)
         Fiscal year 1997                 $ (7,973,100)             $ (.30)

        Revenues for fiscal years 1996 and 1997 would not have changed had the acquisition occurred on May 1, 1995.

4. NOTES PAYABLE

         During fiscal year 1998, in conjunction with upgrading the Company's manufacturing facilities, the Company issued a short-term note payable to a construction contractor for $2,385,000. The note payable was issued in exchange for $1,885,000 of accounts payable due to the contractor and cash proceeds of $500,000 for working capital. Under the terms of the short-term note agreement, borrowings bear interest at a bank's prime rate plus 5% (13% at April 30, 1998), payable in common stock of the Company, are collateralized by the Company's facilities and were due on June 30, 1998. In conjunction with the financing, the Company issued a warrant, expiring in March 2001, to purchase 240,000 shares of the Company's common stock at $.5625 per share (Note 8). The value of the warrants was based on a Black-Scholes formula after considering terms in the related warrant agreements. In July 1998, the Company renegotiated the payment terms on this note (Note 12).

         In April 1996 and October 1996, the Company entered into two separate note agreements for $1,020,000 each to finance the purchase of two buildings used as its operating and administrative facilities. The notes payable are collateralized by substantially all of the assets of the Company, bear interest at LIBOR plus 4.25% (9.5% at April 30, 1998) with a minimum rate of 9.5% and a maximum rate of 14.5%, and mature in April and November 2011, respectively. Principal and interest payments of $21,470 are due monthly.

         During fiscal year 1996, long-term debt to a related party and accrued interest of $258,500 and $104,697, respectively, were converted into 235,000 shares of common stock at the election of the related party pursuant to the terms of the convertible note dated December 31, 1991. Interest expense related to this convertible debt amounted to $13,787 for the year ended April 30, 1996. Additionally, during fiscal year 1996, accrued expenses and other current liabilities of $134,000 were converted into 183,333 shares of common stock. No gain or loss was recorded on the transaction.

         In addition, the Company has entered various note agreements to finance laboratory equipment that bear interest at rates between 10% and 10.9% and require aggregate monthly payments of $4,403 through June 2002.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


        Minimum principal payments on the Company's notes payable as of April 30, 1998 are as follows: Year ending April 30:

      1999        $2,503,161
      2000           106,753
      2001           113,209
      2002           122,528
      2003           112,208
Thereafter         1,471,060
                  ----------
                  $4,428,919
                  ==========

         The Company's stated amounts of its long-term debt approximate its fair value as the debt is financed at the borrowing rates currently available to the Company.



5. COMMITMENTS

        The Company has various employment agreements with certain officers of the Company providing for payments as defined in the agreements. Some of the employment agreements provide for additional compensation payable upon termination of the officer. Some of the employment agreements continue in effect unless notification of termination is made. Upon notification of termination, the agreements expire over periods ranging from 12 to 23 months. At April 30, 1998, future fixed commitments under these agreements amounted to approximately $633,000 and $431,000 for the fiscal years ended April 30, 1999 and 2000, respectively.

        Subsequent to April 30, 1998, the Company negotiated a Severance Agreement, expiring in March 2000, with its former Chief Executive Officer (Note
12).

         The Company also has an agreement with a consultant that provides for the granting of options to purchase 75,000 shares of the Company's common stock at $4.00 per share upon attainment of specified performance criteria. The performance criteria was not met as of April 30, 1998. The Company also has agreements with various consultants that provide for cash payments and stock options to purchase the Company's common stock (Note 8).

         At April 30, 1998, the Company had commitments for the purchase of and installation of laboratory equipment aggregating approximately $287,000.

         In fiscal year 1996, the Company purchased its primary facilities (Note
4). Prior to such time, the Company leased the facilities from an unrelated entity and incurred rent expense of approximately $180,000 in fiscal year 1996, related to the lease of the facilities. The Company leases a portion of its facility to two unrelated entities. Rental income for the fiscal years ended April 30, 1997 and 1998 amount to approximately $89,000 and $141,000, respectively. Subsequent to April 30, 1998, the Company entered into an agreement for the sale and subsequent leaseback of these facilities with another unrelated entity (Note 12).

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

6. LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

         In 1985, the Company entered into a research and development agreement with Northwestern University and its researchers to develop antibodies known as LYM-1 (Oncolym(R)) and LYM-2 (collectively "the LYM Antibodies"). The Company holds an exclusive world-wide license to manufacture and market products using the LYM Antibodies. In exchange for the world-wide license to manufacture and market the products, the Company will pay royalties to Northwestern University of up to 6% of net sales (as defined in the agreement) of the LYM-1 or LYM-2 products.

         On October 28, 1992, the Company entered into an agreement with an unrelated corporation (licensee) to terminate a previous license agreement relating to the LYM Antibodies. The termination agreement provides for maximum payments of $1,100,000 to be paid by the Company based on achievement of certain milestones, including royalties on net sales. At April 30, 1998, the Company had paid $100,000 and accrued for another $100,000 relating to the termination agreement. There have been no sales of the related products through April 30, 1998. Future maximum commitments under the agreement are $900,000.

         During February 1996, the Company entered into a Distribution Agreement (the Agreement) with Biotechnology Development, Ltd. (BTD), a limited partnership controlled by a director and a shareholder of the Company. Under the terms of the agreement, BTD was granted the right to market and distribute LYM products in Europe and other designated foreign countries in exchange for a non-refundable fee of $3,000,000 and the performance of certain duties by BTD as outlined in the agreement. The Company recognized the license fee as revenue during the year ended April 30, 1996, as the Company had no further obligations under the Agreement that it was required to fulfill. The agreement also provides that the Company will retain all manufacturing rights to the LYM Antibodies and will supply the LYM Antibodies to BTD at preset prices. In conjunction with the agreement, the Company was granted an option to repurchase the marketing rights to the LYM Antibodies through August 29, 1998, at its sole discretion. The repurchase price under the option, if exercised by the Company, would include a cash payment of $4,500,000, the issuance of stock options for the purchase of 1,000,000 shares of the Company's common stock at a price of $5.00 per share with a five year term, and royalty equal to 5% of gross sales LYM products in designated geographic areas.

         Also in February 1996, the Company entered into a joint venture agreement with Cambridge Antibody Technology, Inc. (CAT), an unrelated entity, which provides for the co-sponsorship of development and clinical testing of chimeric and human TNT antibodies. As part of the joint venture agreement, CAT maintained the responsibility to construct human TNT antibodies for future joint clinical development and testing. A human TNT antibody was completed by CAT in early 1998. The agreement also provided that equity in the joint venture and costs associated with the development of TNT-based products would be shared equally and the Company will retain exclusive world-wide manufacturing rights. In May 1998, the Company and CAT elected to discontinue the co-sponsorship of the development of the TNT antibodies and the Company assumed full responsibility to fund development and clinical trials of the TNT antibody. As a result of the modification in the joint venture agreement, royalties on future sales of products which use the TNT antibody have been decreased to be no more than 12.5%. The Company and CAT are currently in negotiations regarding modifications to the joint venture arrangement.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------



         In April 1997, in conjunction with the acquisition of Peregrine, the Company gained access to certain exclusive licenses for Vascular Targeting Agents (VTAs) technologies. In connection with obtaining these rights, the Company will be required to pay an aggregate of $787,500 upon attainment of defined milestones, $300,000 upon commercial introduction of second and each succeeding product encompassing the related technology and royalties ranging from 2% to 4% of net sales of the related products.

         In November 1997, the Company entered into a Termination and Transfer Agreement (the Termination Agreement) with Alpha Therapeutic Corporation (Alpha), whereby the Company reacquired the rights for the development, commercialization and marketing of the LYM Antibodies in the United States and certain other countries, previously granted to Alpha in October 1992. Under the terms of the Termination Agreement, the Company paid Alpha $260,000 upon signing of the agreement, and is required to pay Alpha: (i) $250,000 upon enrollment of the first clinical trial patient by the Company, (ii) $1,000,000 upon filing of a BLA and (iii) $1,000,000 upon FDA approval of a BLA by the Food and Drug Administration, and (iv) royalties equal to 2% of net sales for product sold in North, South and Central America and Asia for five (5) years after commercialization of the product. Under the Termination Agreement, $510,000 was expensed in fiscal year 1998, of which, $250,000 was due and payable at April 30, 1998.

         Prior to fiscal year 1996, the Company has entered into several license and research and development agreements with a university for the exclusive, worldwide licensing rights to use certain patents and technologies in exchange for fixed and contingent payments and royalties ranging from 2% to 6% of net sales of the related products. Certain of these agreements also provide for reduced royalty payments if the technology is sublicensed or if products incorporate both the licensed technology and another technology. Some of the agreements are terminable at the discretion of the Company while others continue through 2001. Minimum royalties under these agreements are $86,500 annually. Royalties related to these agreements amounted to $86,500 for each of the three years ended April 30, 1998.

         The Company has arrangements with certain third parties to acquire licenses needed to produce and commercialize chimeric and human antibodies, including the Company's TNT antibody. The terms of the licenses will not significantly impact the cost structure or marketability of chimeric or human TNT-based products.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


7. STOCKHOLDERS' EQUITY

         The Company has issued three classes of preferred stock, Class A, Class B and Class C. The Class B and Class C preferred stock is nonvoting, has preferences in liquidation, provides for antidilution protection and is convertible into common stock. A summary of the preferred stock is as follows:


                                  Number of         Per
 Class       Issuance Date      Shares Issued    Share Cost      Dividend Rate
 -----       -------------      -------------    ----------      -------------

Class A        March 1992           10,000        $   60             None
Class B        December 1995         8,200        $1,000              10%
Class C        April 1997           12,000        $1,000               5%

         During fiscal year 1996, 4,225 shares of Class A preferred stock were converted into 338,000 shares of common stock with the commencement of the Phase II/III clinical trials for the Company's Oncolym(R) product. At April 30, 1996, there were no remaining Class A preferred shares outstanding.

         During December 1995, the Company issued 8,200 shares of Class B preferred stock (Class B Stock), at a price of $1,000 per share, for net proceeds of $7,137,544. The number of shares of common stock issued upon conversion of each share of Class B Stock is determined by (i) taking ten percent (10%) of One Thousand Dollars ($1,000) pro-rated on the basis of a 365 day year, by the number of days the Class B Stock is outstanding plus (ii) One Thousand Dollars ($1,000), (iii) divided by the lower of $3.06875, the fixed conversion price, or 85% of the average closing bid price for the Company's common stock for the five trading days immediately preceding the conversion date (the "Conversion Price"). During fiscal years 1996, 1997 and 1998, 1,400, 4,600 and 2,200 shares of Class B Stock were converted into 469,144, 1,587,138 and 4,388,982 common shares, respectively. The Company recorded $1,096,730, $536,263, and $223,778 in Class B Stock dividends during the fiscal years ended April 30, 1996, 1997, and 1998, respectively. At April 30, 1998, there were no remaining shares of Class B Stock outstanding.

         On April 25, 1997, the Company entered into a 5% Preferred Stock Investment Agreement (the Agreement) and sold 12,000 shares of 5% Adjustable Convertible Class C Preferred Stock (the Class C Stock) for net proceeds of $11,068,971. The holders of the Class C Stock do not have voting rights, except as provided under Delaware law, and the Class C Stock is convertible into common stock.

         Commencing on September 26, 1997, the Class C Stock was convertible at the option of the holder into a number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the lower of $.5958 (Conversion Cap) per share or the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by an increasing percentage discount. The discount ranged from 13% beginning on November 26, 1997 and reaches a maximum discount percentage of 27% on July 26, 1998. During fiscal year 1998, 8,636 shares of Class C Stock were converted into 15,542,300 common shares. Subsequent to April 30, 1998 and through June 15, 1998 (report date), the holders of the Class C Stock converted 4,930 shares of Class C Stock for 8,946,187 shares of common stock at an average price of $.55 per share and received warrants to purchase an additional 2,236,535 shares of the Company's common stock at $.6554 per share.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


         In conjunction with the Agreement, the Placement Agent was granted a warrant to purchase up to 1,200 shares of Class C Stock at $1,000 per share. During fiscal year 1998, the Placement Agent purchased 670 shares of Class C Stock for proceeds of $670,000 provided for under this warrant agreement. Subsequent to April 30, 1998, the Placement Agent purchased the remaining 530 shares of Class C Stock as provided for in the warrant.

         In accordance with the Agreement, upon conversion of the Class C Stock into common stock, the preferred stockholders were granted warrants to purchase one-fourth of the number of shares of common stock issued upon conversion. The warrants are exercisable at $0.6554, or 110% of the Conversion Cap and expire in April 2002. During fiscal year 1998, warrants to purchase 3,885,515 shares were issued upon conversion of 8,636 shares of Class C Stock. No warrants were exercised during the fiscal year ended April 30, 1998. No value has been ascribed to these warrants, as the warrants are considered non-detachable. Under the terms of the warrant agreement, the Company has the right to redeem the warrants for $.01 per share, provided that the Company's closing bid price exceeds amounts specified in the agreement for specified periods. In July 1998, the Company notified its Class C Stock warrantholders of its intention to redeem the warrants (Note 12).

         Beginning September 30,1997, the dividends on the Class C Stock are payable quarterly in shares of Class C Stock or, at the option of the Company, in cash, at the rate of $50.00 per share per annum. During fiscal year 1998, the Company recorded $741,720 in Class C Stock dividends, issued 448 Class C Stock dividend shares, and paid cash dividends of $12,473 for fractional shares thereon.

         The Class C Stock is subject to mandatory redemption upon certain events as defined in the Class C Stock agreement. Some of the mandatory redemption features are within the control of the Company. For those mandatory redemption features that are not within the control of the Company, the Company has the option to redeem the Class C Stock in cash or common stock. Should a redemption event occur, it is management of the Company's intention to redeem the Class C Stock through the issuance of the Company's common stock. During fiscal year 1998, the Registration Statement required to be filed by the Company pursuant to the agreement was not declared effective by the 180th day following the Closing Date, and therefore, the Company issued an additional 325 shares of Class C Stock, calculated in accordance with the terms of the agreement.

         Both the Class B Stock and the Class C Stock agreements include provisions for conversion of the preferred stock into common stock at a discount during the term of the agreements. As a result of these conversion features, the Company is accreting an amount from accumulated deficit to additional paid-in capital equal to the Preferred Stock discount. The Preferred Stock discount was computed by taking the difference between the fair value of the Company's common stock on the date the Preferred Stock agreements were finalized and the conversion price (assuming the maximum discount allowable under the terms of the agreement) multiplied by the number of common shares into which the preferred stock would have been convertible into (assuming the maximum discount allowable). The Preferred Stock discount is being amortized over the period from the date of issuance of the Preferred Stock to the Conversion or discount period (three months for the Class B and sixteen months for the Class C) using the effective interest method. If preferred stock conversions occur before the maximum discount is available, the discount amount is adjusted to reflect the actual discount. During fiscal year 1996, the Company recorded the total Class B Stock discount of $5,327,495.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------



No significant discount was recorded in fiscal year 1997. During fiscal year 1998, the Company recorded $2,475,584 for the Class C Stock discount. If the remaining 4,807 shares of Class C Stock are converted when the maximum 27% discount is available, the remaining discount to be amortized would be approximately $825,000 in fiscal year 1999.

         In April 1998, through a private placement, the Company sold 1,120,065 shares of restricted common stock for proceeds of $625,000. Of the restricted shares issued, 84,034 shares were sold to an Officer of the Company. In conjunction with the private placement, the Company granted warrants to purchase 280,015 shares of its common stock at $1.00 per share. The warrants expire in April 2001.

         During fiscal year 1998, the Company issued 65,000 shares of its common stock as payment of interest on a short-term note payable (Note 4). In addition, the Company issued 10,623 shares of its common stock to an unrelated entity in exchange for services rendered. The issuance of these shares was recorded based on the more readily determinable value of the services received or the fair value of the common stock issued.

         In April 1997, the Company issued 5,080,000 shares of its common stock for the purchase of Peregrine (Note 3). In conjunction with the purchase of Peregrine, during May 1997, the Company issued an additional 143,979 common shares in exchange for $550,000 to a previous stockholder of Peregrine.

         In fiscal year 1996, the Company issued 55,833 common shares for $83,750 to a director of the Company and to an entity affiliated with the director.

         Notes receivable from the sale of common stock at April 30, 1998, are due from an officer and other non-affiliates of the Company. The notes bear interest at 6% per annum, are collateralized by personal assets of the holders and are due in equal annual installments through April 2004. During April 1998, an employee and member of the Company's Scientific Advisory Board exchanged a note receivable of $40,000 for consulting services to the Company for full payment of the loan. Payments on all other notes have been made in accordance with the terms of the note agreements.

         In accordance with the Company's preferred stock agreements, option plans and other commitments to issue common stock, the Company has reserved approximately 28,976,000 shares of the Company's common stock at April 30, 1998 for future issuance.

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

         The 1996 Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of the Company's common stock. The number of shares for which options may be granted under the 1996 Plan automatically increases for all subsequent common stock issuances by the Company in an amount equal to 20% of such subsequent issuances as long as the total shares allocated to the 1996 Plan do not exceed 20% of the Company's authorized stock. As a result of issuances of common stock by the

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Company subsequent to the adoption of the 1996 Plan, the number of shares for which options may be granted, net of options granted, has increased to 6,584,036 at April 30, 1998. There are no remaining shares available for grant under the 1982, 1986 or CBI Plans. At April 30, 1998, 69,795 shares were available for grant under the 1993 Plan.

         Option activity for each of the three years ended April 30, 1998 is as follows:

                                                    1998                         1997                          1996
                                                  WEIGHTED                      WEIGHTED                     WEIGHTED
                                                   AVERAGE                      AVERAGE                       AVERAGE
                                     SHARES    EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                   ----------  --------------   ---------    --------------    ---------   --------------
BALANCE, Beginning  of year        4,058,250        $3.02       2,237,750        $0.66         1,961,000       $0.59

Granted                              796,909        $1.21       2,419,000        $4.63           588,982       $1.10

Exercised                            (17,750)       $1.00        (533,500)       $0.51          (283,232)      $0.97

Canceled                            (360,083)       $3.45         (65,000)       $2.31           (29,000)      $1.75
                                   ----------                   ----------                     ---------
BALANCE, End of year               4,477,326        $0.70       4,058,250        $3.02         2,237,750       $0.66
                                   =========                    =========                     ==========


         The Company also has an option agreement with an unrelated entity that provides for the purchase of 100,000 shares at $3.00 per share, of which, 25,000 options became exercisable and 75,000 options were canceled in fiscal year 1998. The option expires in March 1999.

         Additional information regarding options outstanding as of April 30, 1998 is as follows:



                                                    OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                          ----------------------------------------- -------------------------------------
                                           WEIGHTED AVERAGE
RANGE OF PER SHARE                             REMAINING        WEIGHTED AVERAGE       NUMBER OF       WEIGHTED AVERAGE
  EXERCISE PRICES     NUMBER OF SHARES     CONTRACTUAL LIFE         PER SHARE            SHARES           PER SHARE
                         OUTSTANDING             (YRS)           EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
-------------------- -------------------- -------------------- -------------------- ----------------- -------------------
  $ 0.27 - $ 0.60          4,295,659             7.10                $ 0.56              2,329,771          $ 0.53
      $ 4.00                 181,667             8.59                $ 4.00                151,667          $ 4.00
                     -----------------                                               ---------------
  $ 0.27 - $ 4.00          4,477,326             7.16                $ 0.70              2,481,438          $ 0.74
                     =================                                               ===============

         At April 30, 1998, options to purchase 4,477,326 shares of the Company's common stock were outstanding, of which 2,481,438 shares were exercisable. Options to purchase 6,653,831 shares were available for grant under the Company's option plans.

         During fiscal years 1996, 1997 and 1998, the Company granted stock options to employees and various consultants. In addition, during fiscal year 1998, the Company experienced a decline in the market value of its common stock and repriced certain options to key employees, directors and consultants to $.60 per share. The repricing was considered necessary to retain key employees, directors and consultants to the Company.

           Compensation expense recorded in fiscal years 1997 and 1998 primarily relates to stock option grants made to consultants and has been measured utilizing the Black-Scholes option valuation model. Total compensation expense related to stock option grants made to nonemployees or directors of the Company during fiscal year 1997 and 1998 amounted to $508,000 and $263,000, respectively, and is

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

being amortized through August 2001, the period of service. Stock option grants to nonemployees were not significant during fiscal year 1996.

         The Company utilizes the guidelines in Accounting Principles Board Opinion No. 25 for measurement of stock based transactions for employees. Had the Company utilized a fair value model for measurement of stock based transactions for employees and amortized the expense over the vesting period, pro forma information would be as follows:


                                         1998                 1997                  1996
                                    ------------         ------------         -------------
Pro forma net loss                  $(17,466,000)        $(35,606,000)        $  (5,909,000)
Pro forma net loss per share        $      (0.56)        $      (1.66)        $       (0.32)


         The fair value of the options granted in fiscal years 1996, 1997 and 1998 were estimated at the date of grant using the Black-Scholes option pricing model, assuming an average expected life of approximately four years, a risk-free interest rate of 6.39% and a volatility factor ranging from 89% to 92%. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair values estimated, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of its options. The weighted average estimated fair value in excess of the grant price for employee stock options granted during fiscal years 1998, 1997 and 1996 was $2.27, $3.48 and $2.81, respectively.

         As of April 30, 1998, warrants to purchase an aggregate of 1,387,325 shares of the Company common stock were outstanding, all of which were exercisable at prices ranging between $.56 and $3.00 per share (excluding the warrants granted to the Class C Stockholders). During fiscal year 1998, excluding the warrants granted to the Class C Stockholders (Note 7), the Company granted warrants to purchase 1,020,015 shares of the Company's common stock at prices ranging between $0.56 and $1.00 per share in conjunction with various financing arrangements. Of the 1,020,015 shares provided for purchase under the warrants granted in fiscal year 1998, 280,015 related to a private placement (Note 7), 240,000 related to the extension of payment terms on a payable to a contractor and working capital line (Note 4) and 500,000 related to the extension of a line of credit commitment with BTD. The line of credit commitment with BTD provided for borrowings of up to $2,000,000 under a line of credit that expired on May 31, 1998. In exchange for providing this commitment, even though the Company did not borrow under this arrangement, BTD received a warrant, expiring in March 2003, to purchase 500,000 shares of the Company's common stock at $1.00 per share. The value of the above warrants were treated as a cost of the offering or as interest expense, as applicable, in the accompanying consolidated financial statements.

         During the year ended April 30, 1996, the Company granted warrants to purchase 40,000 restricted shares of common stock at prices ranging between $3.00 and $5.30 per share to consultants for services to be provided. The value assigned to these warrants was not significant and has been amortized over the period of service.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

         During fiscal year 1998, 20,000 warrants expired and 10,000 warrants were exercised. The warrants expire at various dates through fiscal year 2003.

         In conjunction with the Class C Stock financing, the Company issued the preferred shareholders warrants to purchase common shares at $.6554 per share and a warrant to the Placement Agent for the purchase of 1,200 shares of Class C Stock (Note 7). The Company estimated the difference between the grant price and the fair value of the placement agent warrants on the date of grant to be approximately $862,000 and has been treated as a cost of the offering in the accompanying consolidated financial statements. The value of the warrants was based on a Black Scholes formula after considering terms in the related warrant agreements.


9. INCOME TAXES

         The provision for income taxes consists of the following:

                                             1998           1997            1996
                                        -------------  ------------     ------------
Provision for income taxes at
  statutory rate                        $ (4,020,000)  $(11,282,000)    $    120,000
Acquisition of in process research
  and development                             44,000     10,047,000
Stock-based compensation                      17,000         98,000
State income taxes, net of
  federal benefit                           (683,000)      (995,000)          10,000
Other                                          5,000          7,000            9,000
Change in valuation allowance              4,637,000      2,125,000         (139,000)
                                        ------------   ------------     ------------
Provision                               $         --   $         --     $         --
                                        ============   ============     ============

         At April 30, 1998 and 1997, the Company had net deferred tax assets, all of which had been offset by a valuation allowance as follows:

                                                    1998              1997
                                                ------------    ------------
Net operating loss carryforwards                $ 11,635,000    $  7,092,000
Stock-based compensation                             477,000         297,000
General business and research and
  development credits                                 56,000          56,000
Inventory reserve                                                     17,000
Accrued liabilities                                  244,000         313,000
                                                ------------    ------------
                                                  12,412,000       7,775,000
Less valuation allowance                         (12,412,000)     (7,775,000)
                                                ------------    ------------
Net deferred taxes                              $         --    $         --
                                                ============    ============

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


         At April 30, 1998, the Company and its subsidiary have federal net operating loss carryforwards of $31,316,000 and $2,986,000 and tax credit carryforwards of $64,000 and $59,000, respectively. The net operating loss carryforwards expire beginning in 1999, with the majority of the operating losses expiring in 2012 and 2013. The net operating losses applicable to its subsidiary can only be offset against future income of its subsidiary. The tax credit carryforwards generally expire in 2002 and are available to offset future taxes of the Company or its subsidiary.

        Due to ownership changes in the Company's common stock, there will be limitations on the Company's ability to utilize its net operating loss carryforwards in the future. The impact of the restricted amount has not been calculated as of April 30, 1998.


10. RELATED PARTY TRANSACTIONS

         Certain stockholders and directors, through their separate businesses, have provided the Company with various legal, accounting and consulting services. A summary of such professional fees for each of the three years in the period ended April 30 are as follows:

                                            1998         1997         1996
                                          --------     --------     --------
Professional fees paid                    $213,195     $282,123     $377,378
Professional fees expensed                $163,195     $266,628     $170,659
Professional fees payable at April 30     $     --     $ 50,000     $ 65,495

         During September 1997, a previous director, whose firm provides legal service to the Company, did not stand for re-election of the Company's Board of Directors. Accordingly, expenses incurred to that firm by the Company after October 27, 1997, have been included as unrelated general and administrative expenses in the accompanying financial statements.


11. BENEFIT PLAN

         During fiscal year 1997, the Company adopted a 401(k) benefit plan
(Plan) for all employees who are over age 21, work at least 24 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to a maximum of 15% of their compensation or $10,000. The Company made no matching contributions to the Plan for the fiscal year 1997 and 1998.


12. SUBSEQUENT EVENTS

         During June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line (Equity Line) with two institutional investors, expiring in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell
(Put) shares of the Company's common stock for up to $20,000,000 upon the effective registration of the Put shares. After effective registration for the Put shares, unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

those set forth in Rule 144(e). At the time of each Put, the investors will be issued a warrant, expiring on December 31, 2004, to purchase up to 10% of the amount of common stock issued to the investor at the same price at the time of the Put.

         The Equity Line provided for immediate funding of $3,500,000 in exchange for 2,545,454 shares of common stock. One-half of this amount is subject to adjustment at three months after the effective date of the registration statement registering these shares with the second half subject to adjustment six months after such effective date of the registration of these shares. At each adjustment date, if the market price at the three or six month period ("Adjustment Price") is less than the initial price paid for the common stock, the Company will be required to issue additional shares of its common stock equal to the difference between the amount of shares which would have been issued if the price had been the Adjustment Price for $1,750,000. The Company will also be required to issue additional warrants at each three month and six month period for 10% of any additional shares issued. Future Puts under the Equity Line will be priced at a 15% discount on the 10 day low closing bid price.

         In July 1998, the Company renegotiated its short term-note payable agreement with a construction contractor to provide for immediate payment by the Company of $500,000 and an extension of time to pay the remaining balance of approximately $1,885,000 to August 17, 1998 (Note 4). Interest on the remaining balance is payable under the same terms as the original note. In connection with the extension agreement, the Company issued an additional warrant, expiring in July 2001, to purchase up to 95,000 shares of the Company's common stock at $1.37 per share.

         During the same period, the Company entered into an agreement for the sale and subsequent leaseback of its facilities, which consists of two buildings located in Tustin, California. The sale/leaseback transaction is with an unrelated entity and provides for the leaseback of the Company's facilities for a ten-year period with two five-year options to renew. Proceeds from the sale of the Company's facilities are expected to be sufficient to retire the mortgage notes payable on the facilities as well as the amounts owed to the contractor for the upgrade and expansion of its antibody production facilities. As the sale/leaseback agreement is in escrow and subject to completion of normal due diligence procedures by the buyer, there is no assurance that the transaction will be completed on a timely basis or at all. Should the transaction not be completed by August 17, 1998, the Company would be required to utilize current cash funds to retire the $1,885,000 remaining balance owed to the contractor and would be required to find another buyer for the building or obtain alternative sources of financing.

         In conjunction with the conversion of the Class C Stock (Notes 7 and 8), the Company issued warrants to purchase the Company's common stock at $.6554 per share. Under the terms of the Class C Stock Agreement, the Company has the right to redeem the warrants upon a minimum 20 days notice (Notice Period) for $.01 per share provided that the closing bid price of the Company's common stock equals or exceeds $.98 per share for the 20 most recent consecutive trading days prior to the redemption date, including the Notice Period. The warrantholder may exercise the warrants for cash, on a cashless basis or any combination thereof. On July 17, 1998, the Company notified the holders of the Class C Stock of its intention to redeem any unexercised warrants on August 6, 1998 that had been issued in conjunction with the 5% Adjustable Class C Preferred Stock (Class C Stock) financing. Assuming a closing bid price of the Company's common stock of $1.50 per share, if the warrantholders elect to exercise on a cashless basis, the Company will issue approximately 2,295,000 shares of its common stock. If all of the warrantholders elect to

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

exercise on a cash basis, the Company will receive approximately $2,672,000 and will issue approximately 4,076,000 shares of its common stock. Should the closing bid price of the Company's common stock not remain above $.98 during the period from July 17, 1998 through August 6, 1998, the Company's redemption of the warrants would be nullified. If the warrant redemption is nullified, the Company would not receive any proceeds from the warrant redemption and any unexercised warrants could remain outstanding at the election of the warrantholder.

         Subsequent to April 30, 1998 and through June 15, 1998, the Company granted approximately 2,728,000 options to employees and consultants of the Company under the Company's 1996 Stock Option Plan at prices ranging from $1.38 per share to $1.59 per share.

         Also subsequent to April 30, 1998, the Company renegotiated a severance agreement with its former Chief Executive Officer (CEO). The Company's former CEO's employment agreement provided that the Company make immediate and substantial cash expenditures upon his termination. The Company did not have sufficient cash resources to fulfill its obligations under the former CEO's employment agreement. Accordingly, at the direction of the Board of Directors, the Company negotiated a new Severance Agreement with its former CEO to conserve the cash which it had on hand at March 2, 1998. The new Severance Agreement provides for its former CEO to be paid $300,000 a year for the period beginning March 1, 1998 through March 1, 2000. Unexercised and unvested outstanding stock options on March 1, 1998, will vest and be paid as follows: one-third of the unexercised, unvested options outstanding on March 1, 1998 will vest immediately and be paid to the former CEO on December 31, 1998; one-third of the unexercised, unvested and outstanding options on March 1, 1998, will vest on March 1, 1999 and be paid on December 31, 1999; and one-third of the unexercised, unvested and outstanding options on March 1, 1998, will vest and be paid on March 1, 2000. In addition, the Company will make appropriate payments, at the bonus rate, to the appropriate taxing authorities. During the employment period, beginning on March 1, 1998 and ending on March 1, 2000, the former CEO will, with certain exceptions, be eligible for Company benefits. Pursuant to the Severance Agreement, the former CEO will be available to work for the Company for a minimum of 25 hours per week. In addition, as part of the former CEO's agreement to modify his existing severance package, the Company agreed that if the former CEO did not compete during the period beginning March 1, 1998 and ending February 29, 2000, the Company will, on March 1, 2000, pay the former CEO an amount equal to his note of $350,000 (Note 2), plus all accrued interest thereon which will be used to retire the respective note.

TECHNICLONE CORPORATION                                              SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS
FOR THE PERIOD ENDED APRIL 30, 1998
--------------------------------------------------------------------------------

                                                     BALANCE AT        CHARGED                           BALANCE
                                                      BEGINNING      TO COSTS AND                        AT END
                  DESCRIPTION                         OF PERIOD       EXPENSES         DEDUCTIONS       OF PERIOD
----------------------------------------------       ----------      -----------       ----------       ---------

Lower of cost or market inventory reserve for
  the year ended April 30, 1996                      $  98,722        $ 237,931        $(310,131)        $  26,522

Lower of cost or market inventory reserve for
  the year ended April 30, 1997                      $  26,522        $  98,988        $ (79,885)        $  45,625

Lower of cost or market inventory reserve for
  the year ended April 30, 1998                      $  45,625        $      --        $ (45,625)        $      --

Valuation reserve for accounts receivable for
  the year ended April 30, 1996                      $      --        $ 175,000        $      --         $ 175,000

Valuation reserve for accounts receivable for
  the year ended April 30, 1997                      $ 175,000        $      --        $      --         $ 175,000

Valuation reserve for accounts receivable for
  the year ended April 30, 1998                      $ 175,000        $      --        $      --         $ 175,000
