Form 10-Q
period 1998-07-31
TECHNICLONE CORP/DE/
filed 1998-09-14
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

                       66,386,493 shares of Common Stock
                             as of August 31, 1998


                               Page 1 of 31 Pages

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM 1 - FINANCIAL STATEMENTS

        The following unaudited financial statements required to be provided by this Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report, Form 10-Q:

                                                                            Page
                                                                            ----

Consolidated Balance Sheets at April 30, 1998 and July 31, 1998 ...........   21

Consolidated Statements of Operations for the periods from May 1, 1997
  to July 31, 1997 and from May 1, 1998 to July 31, 1998 ..................   23

Consolidated Statement of Stockholders' Equity for the period from
  April 30, 1998 to July 31, 1998 .........................................   24

Consolidated Statements of Cash Flows for the periods May 1, 1997 to
  July 31, 1997 and from May 1, 1998 to July 31, 1998 .....................   25

Notes to Consolidated Financial Statements ................................   27


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS. Except for historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-Q, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture its products; competitive conditions within the industry may change adversely; upon development of the Company's products, demand for the Company's products may weaken; the market may not accept the Company's products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to, the risks and uncertainties associated with completing pre-clinical and clinical trials for the Company's technologies; obtaining additional financing to support the Company's operations; obtaining regulatory approval for such technologies; complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell the Company's products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other commitments, or clinical trial costs and other factors. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's business, financial position and results of operations.

        GOING CONCERN. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1998 and during the first three months of fiscal 1999 and has an accumulated deficit at July 31, 1998 of approximately $76,487,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

        The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company plans to obtain required financing through one or more methods including, a sale and subsequent leaseback of its facilities, obtaining additional equity or debt financing and negotiating a licensing or collaboration agreements with another company. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of the Company's product candidates. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations.

        During the quarter ended July 31, 1998, the Company received total funding of approximately $5,774,000 from (i) the sale of common stock pursuant to a Regulation D Common Stock Equity Line Subscription Agreement dated as of June 16, 1998 between the Company and two institutional investors (the "Equity Line Agreement") ($3,095,000, net of commissions, legal, accounting and other offering costs of $405,000), (ii) the exercise of options and warrants ($2,149,000) and (iii) the exercise of a Class C Placement Agent Warrant ($530,000), which has resulted in cash and cash equivalents balance of approximately $4,858,000 as of July 31, 1998. Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs. The Company believes that it has sufficient cash on hand to meet its obligations on a timely basis through November 30, 1998. Should the Company complete the sale and subsequent leaseback of its facilities by November 30, 1998, the Company believes it would have sufficient cash on hand and available pursuant to the financing commitments described above to meet its obligations on a timely basis through February 1999.

        RESULTS OF OPERATIONS. The Company's net loss of approximately $3,306,000, before preferred stock discount accretion and dividends, for the quarter ended July 31, 1998 represents an increase of approximately $1,035,000 in comparison to the net loss of approximately $2,271,000 for the prior year quarter ended July 31, 1997. This increase in the net loss, before preferred stock discount accretion and dividends, for the quarter ended July 31, 1998 is due primarily to a decrease in total revenues of approximately $125,000 and an approximate $910,000 increase in total costs and expenses. This increase in net loss over the comparable period in the prior year, is primarily attributable to the expansion of the clinical trial activities for Oncolym(R) and TNT antibody technologies, the preparation for the scale-up of the manufacturing and radiolabeling process for production of the Oncolym(R) and TNT antibodies to be used clinical trials and expenses related to the former Chief Executive Officer's (CEO) severance package. The Company expects to continue to incur losses during the fiscal year ending April 30, 1999, as it further expands the clinical trials for its Oncolym(R) and TNT technologies.

        Revenues for the quarter ended July 31, 1998 decreased approximately $125,000, compared to the same period in the prior year. The quarterly decrease in revenues is primarily attributable to an approximate $116,000 decrease in interest income and an approximate $9,000 combined decrease in rental income and product revenues. Interest income decreased during the quarter ended July 31, 1998 due to a lower level of cash funds available for investment. Interest income is not expected to be significant during the remainder of the fiscal year due to the expected level of future cash balances. The Company does not expect to generate product sales during the fiscal year ending April 30, 1999.

        The Company's total costs and expenses increased approximately $910,000 during the quarter ended July 31, 1998, in comparison to the same prior quarter period ended July 31, 1997. This increase primarily resulted from a $527,000 increase in research and development expenses, an approximate $196,000 increase in general and administrative expenses, and an approximate $191,000 increase in interest expense, in comparison to the prior year quarter ended July 31, 1997.

        The increase in research and development expenses of approximately $527,000 during the quarter ended July 31, 1998, primarily relates to increased clinical trial costs associated with the Phase II/III clinical trials of Oncolym(R) and the Phase I and anticipated Phase II clinical trials of TNT. The increase in clinical trial costs resulted from increased patient fees, manufacturing and radiolabeling costs, and travel and consulting fees. In addition, internal research and development activities increased, including activities related to manufacturing and radiopharmaceutical scale-up and increased efforts to validate the manufacturing facility which caused a corresponding increase in related costs.

        The increase in general and administrative expenses of $196,000 during the quarter ended July 31, 1998 compared to the quarter ended July 31, 1997 resulted primarily from an increase in severance expense related to the Company's former CEO of approximately $375,000, including non-cash expenses of approximately $234,000 for the exercise of stock options included in the severance package. Such increase in severance expense was off-set by a decrease of approximately $65,000 in stock-based compensation expense and approximately $114,000 in general corporate administrative expenses.

        The increase in interest expense of approximately $191,000 is due to a higher level of interest bearing debt outstanding during the quarter ended July 31, 1998 for construction loans owed to one of the Company's contractors to enhance the Company's manufacturing facility. Approximately $83,000 of this was included in interest expense for the quarter ended July 31, 1998, which amount represents the estimated fair value of 335,000 warrants granted to the above contractor for an extension of time to pay the outstanding loans. The construction loan was paid in full in August 1998.

        Management believes that research and development costs as well as general and administrative expenses will continue to increase as the Company continues to expand its clinical trial activities and increases production and radiolabeling capabilities for its Oncolym(R) and TNT antibodies.

        LIQUIDITY AND CAPITAL RESOURCES. At July 31, 1998, the Company had approximately $4,858,000 in cash and cash equivalents and working capital of approximately $405,000. The Company experienced losses in fiscal 1998 and during the first three months of fiscal 1999 and had an accumulated deficit of approximately $76,487,000 at July 31, 1998. During August 1998, the Company received proceeds of approximately $1,519,000 from the exercise of warrants in exchange for the issuance by the Company of 2,657,436 shares of the Company's common stock. Such proceeds, in addition to the Company's available cash on hand, were used to pay off construction loans payable of $1,875,000 on August 17, 1998. The Company has significant commitments to expend additional funds for facilities construction, radiolabeling contracts, severance arrangements and consulting. The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale-up for clinical trial production continues. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company expects that the monthly negative cash flow will continue for at least the next year as a result of increased activities in connection with the Phase II/III clinical trials for Oncolym(R) and the Phase I and anticipated Phase II clinical trials of Tumor Necrosis Therapy ("TNT") and the development costs associated with Vasopermeation Enhancement Agents ("VEAs") and Vascular Targeting Agents ("VTAs"). The Company believes that it will be necessary for it to raise additional capital to sustain research and development and provide for future clinical trials. Additional funds must be raised to continue its operations until the Company is able to generate sufficient additional revenue from the sale and/or licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research and development of the Company's product candidates.

        The increased research and development activities, facilities expansion, expanded clinical trial efforts, the acquisition of Peregrine Pharmaceuticals, Inc. and the continuance of obtaining patent and license rights related to the VTA technologies have impacted the Company's losses and cash consumption rate ("burn rate"). The Company believes it can only reduce the burn rate significantly if it reduces programs substantially or delays clinical trials and continued development of its facilities. The Company believes that it will continue to experience losses and negative cash flow from operations for the foreseeable future as it increases activities associated with the Phase II/III clinical trials for Oncolym(R) and Phase I and anticipated Phase II clinical trials for TNT and activities associated with the Company's research and development of its other technologies.

        COMMITMENTS. At July 31, 1998, the Company had fixed commitments of approximately $2,403,000 related to radiolabeling contracts, equipment acquisitions, severance arrangements, employment agreements and consulting agreements. In addition, the Company has additional significant obligations, most of which are contingent, for payments to licensors for its technologies and to Alpha in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha Therapeutic Corporation ("Alpha"). While most of the obligation to Alpha is contingent upon the Company attaining certain milestones relating to the development of Oncolym(R), the Company presently believes the milestones are achievable and that it will incur these milestone obligations. The Company is actively pursuing a partner to assist with the marketing and development costs of Oncolym(R).

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        FLUCTUATION OF FUTURE OPERATING RESULTS. A number of factors could cause actual results to differ materially from anticipated future operating results. These factors include worldwide economic and political conditions and industry specific factors. If the Company is to remain competitive and is to timely develop and produce commercially viable products at competitive prices in a timely manner, it must maintain access to external financing sources until it can generate revenue from licensing transactions or sales of products. The Company's ability to obtain financing and to manage its expenses and cash depletion rate ("burn rate") is the key to the Company's continued development of product candidates and the completion of ongoing clinical trials. The Company expects that its burn rate will vary substantially from quarter to quarter as it funds non-recurring items associated with clinical trials, product development, antibody manufacturing and radiolabeling expansion and scale-up, patent legal fees and various consulting fees. The Company has limited experience with clinical trials and if the Company encounters unexpected difficulties with its operations or clinical trials, it may have to expend additional funds, which would increase its burn rate.

        EARLY STAGE OF DEVELOPMENT. Since its inception, the Company has been engaged in the development of drugs and related therapies for the treatment of people with cancer. The Company's product candidates are generally in the early stages of development, with two product candidates currently in clinical trials. Revenues from product sales have been insignificant and throughout the Company's history, there have been minimal revenues from product royalties. If the initial results from any of the clinical trials are poor, then management believes that those results will adversely effect the Company's ability to raise additional capital, which will affect the Company's ability to continue full-scale research and development for its antibody technologies. Additionally, product candidates resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next year. No assurance can be given that the Company's product development efforts, including clinical trials, will be successful, that required regulatory approvals for the indications being studied can be obtained, that its product candidates can be manufactured and radiolabeled at an acceptable cost and with appropriate quality or that any approved products can be successfully marketed.

        NEED FOR ADDITIONAL CAPITAL. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company currently has commitments to expend additional funds for facilities construction, radiolabeling contracts, severance arrangements, consulting, and for the repurchase of the Oncolym(R) marketing rights from Alpha Therapeutic Corporation ("Alpha"). The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale-up for clinical trial production continues. As a result of increased activities in connection with the Phase II/III clinical trials for Oncolym(R) and Phase I and anticipated Phase II clinical trials for TNT and the development costs associated with VEAs and VTAs, the Company expects that the monthly negative cash flow will continue.

        The Company has entered into an agreement for the sale and subsequent leaseback of its facilities, which consists of two buildings located in Tustin, California. The sale/leaseback transaction is with an unrelated entity and provides for the leaseback of the Company's facilities for a ten-year period with two five-year options to renew. While the sale/leaseback agreement is in escrow, it is subject to completion of normal due diligence procedures by the buyer and there is no assurance that the transaction will be completed on a timely basis or at all.

        Without obtaining additional financing or completing the aforementioned sale/leaseback transaction, the Company believes that it has sufficient cash on hand and available pursuant to the Equity Line Agreement to meet its obligations on a timely basis through November 30, 1998. If the Company completes the sale and subsequent leaseback of its facilities by November 30, 1998, the Company believes it would have sufficient cash on hand and available pursuant to the financing commitments described above to meet its obligations on a timely basis through February 1999.

        The Company must raise additional funds to sustain its research and development efforts, provide for future clinical trials, expand its manufacturing and radiolabeling capabilities, and continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company will be required to obtain financing through one or more methods, including the aforementioned sale and subsequent leaseback of its facilities, obtaining additional equity or debt financing and/or negotiating a licensing or collaboration agreement with another company. There can be no assurance that the Company will be successful in raising these funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of the Company's product candidates. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, the Company's business, financial position and results of operations would be adversely affected.

        ANTICIPATED FUTURE LOSSES. The Company has experienced significant losses since inception. As of July 31, 1998, the Company's accumulated deficit was approximately $76,487,000. The Company expects to incur significant additional operating losses in the future and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials, and scale-up of manufacturing and radiolabeling capabilities. The Company expects losses to fluctuate substantially from quarter to quarter. All of the Company's products are in development, preclinical studies or clinical trials, and no significant revenues have been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate significant product revenues for at least the next year. There can be no assurance that the Company will ever generate product revenues sufficient to become profitable or to sustain profitability.

        TECHNOLOGICAL UNCERTAINTY. The Company's future success depends significantly upon its ability to develop and test workable products for which the Company will seek FDA approval to market to certain defined groups. A significant risk remains as to the technological performance and commercial success of the Company's technology and products. The products currently under development by the Company will require significant additional laboratory and clinical testing and investment over the foreseeable future. The research, development and testing activities, together with the resulting increases in associated expenses, are expected to result in operating losses for the foreseeable future. Although the Company is optimistic that it will be able to complete development of one or more of its products, (i) the Company's research and development activities may not be successful; (ii) proposed products may not prove to be effective in clinical trials; (iii) the Company's product candidates may cause harmful side effects during clinical trials; (iv) the Company's product candidates may take longer to progress through clinical trials than has been anticipated; (v) the Company's product candidates may prove impracticable to manufacture in commercial quantities at a reasonable cost and/or with acceptable quality; (vi) the Company may not be able to obtain all necessary governmental clearances and approvals to market its products; (vii) the Company's product candidates may not prove to be commercially viable or successfully marketable; or (viii) the Company may not ever achieve significant revenues or profitable operations. In addition, the Company may encounter unanticipated problems, including development, manufacturing, distribution, financing and marketing difficulties. The failure to adequately address these difficulties could adversely affect the Company's business, financial position and results of operations.

        The results of initial preclinical and clinical testing of the products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. The Company's clinical data gathered to date with respect to its Oncolym(R) antibody are primarily from a Phase II dose escalation trial which was designed to develop and refine the therapeutic protocol to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with a radiolabeled antibody. Further, the data from this Phase II dose escalation trial were compiled from testing conducted at a single site and with a relatively small number of patients. Substantial additional development and clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this potential product. There can be no assurance that clinical trials of Oncolym(R), TNT or other product candidates under development will demonstrate the safety and efficacy of such products to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of Oncolym(R), TNT or any other therapeutic product under development could delay or prevent regulatory approval of the product and would adversely affect the Company's business, financial condition and results of operations.

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

        The steps required before a biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an Investigational New Drug ("IND") application for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a Product License Application ("PLA") or a Biologics License Application ("BLA"), (v) the submission to the FDA of an Establishment License Application ("ELA"), (vi) FDA review of the ELA and the PLA or BLA, and (vii) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with Current Good Manufacturing Practices ("CGMP"). The testing and approval process requires substantial time, effort and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

        The results of preclinical and clinical studies, together with detailed information on the manufacture and composition of a product candidate, are submitted to the FDA as a PLA or BLA requesting approval to market the product candidate. Before approving a PLA or BLA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the marketing of the product candidate unless CGMP compliance is satisfactory. The FDA may deny a PLA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any PLA or BLA submitted by the Company will be granted on a timely basis or at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

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

        COMMERCIAL PRODUCTION. To conduct clinical trials on a timely basis, obtain regulatory approval and be commercially successful, the Company must scale-up its manufacturing and radiolabeling processes and ensure compliance with regulatory requirements of its product candidates so that those product candidates can be manufactured and radiolabeled in increased quantities. As the Company's products currently in clinical trials, Oncolym(R) and TNT, move towards FDA approval, the Company or contract manufacturers must scale-up the production processes to enable production and radiolabeling in commercial quantities. The Company has expended significant funds for the scale-up of its antibody manufacturing capabilities for clinical trial requirements for its Oncolym(R) and TNT products and for refinement of its radiolabeling processes. If the Company were to commercially self-manufacture either of these products, it will have to expend an estimated additional six to ten million dollars for production facility expansion and an estimated additional five to eight million dollars for radiolabeling facilities. However, the Company believes it can successfully negotiate an agreement with contract antibody manufacturers to have these products produced on a "per run basis", thereby deferring or reducing the significant expenditure (six to ten million dollars) estimated to scale-up manufacturing. The Company believes that it can successfully negotiate an agreement with contract radiolabeling companies to provide radiolabeling services to meet commercial demands. Such a contract would, however, require a substantial investment by the Company (estimated at five to eight million dollars over the next two years) for equipment and related production area enhancements required by these vendors, and for vendor services associated with technology transfer assistance, scale-up and production start-up, and for regulatory assistance. The Company anticipates that production of its products in commercial quantities will create technical and financial challenges for the Company. The Company has limited manufacturing experience, and no assurance can be given as to the Company's ability to scale-up its manufacturing operations, the suitability of the Company's present facility for clinical trial production or commercial production, the Company's ability to make a successful transition to commercial production and radiolabeling or the Company's ability to reach an acceptable agreement with contract manufacturers to produce and radiolabel Oncolym(R), TNT, or the Company's other product candidates, in clinical or commercial quantities. The failure of the Company to scale-up its manufacturing and radiolabeling for clinical trial or commercial production or to obtain contract manufacturers, could adversely affect the Company's business, financial position and results of operations.

        SHARES ELIGIBLE FOR FUTURE SALE; DILUTION. The decline in the market price of the Company's Common Stock has lead to substantial dilution to holders of the Company's Common Stock. Under the terms of the Company's agreement with the holders of the Company's 5% Adjustable Convertible Class C Preferred Stock (the "Class C Stock"), the shares of the Class C Stock are convertible into shares of the Company's Common Stock at the lower of a conversion cap of $0.5958 (the "Conversion Cap") or a conversion price equal to the average of the lowest trading price of the Company's Common Stock for the five consecutive trading days ending with the trading date prior to the date of conversion reduced by 27 percent. The Company's agreement with the holders of the Class C Stock also provides that upon conversion, the holders of the Class C Stock will also receive warrants to purchase one-fourth of the number of shares of Common Stock issued upon conversion of the Class C Stock at an exercise price of $0.6554 per share (or 110% of the Conversion Cap), which warrants will expire in April 2002 (the "Class C Warrants"). Dividends on the Class C Stock are payable quarterly in shares of Class C Stock or cash at the rate of $50.00 per share per annum, at the option of the Company.

        From September 26, 1997 (the date the Class C Stock became convertible into Common Stock) through August 31, 1998, 13,619 shares of Class C Stock, including Class C dividend shares and additional shares of Class C Stock issued during fiscal year 1998 (as described below), were converted into 24,578,437 shares of Common Stock, resulting in substantial dilution to the common stockholders. In addition, in conjunction with the conversion of the Class C Stock, the holders were granted warrants to purchase shares of Common Stock of the Company. Warrants to purchase 6,144,537 shares of common stock have been exercised through August 31, 1998, at an exercise price of $.6554 per share, in exchange for 5,831,980 shares of common stock and proceeds to the Company of $3,599,901. During fiscal year 1998, the registration statement required to be filed by the Company pursuant to the Company's agreement with the holders of the Class C Stock was not declared effective by the 180th day following the closing date of such offering, and therefore, the Company was required to issue an additional 325 shares of Class C Stock, calculated in accordance with the terms of such agreement. At August 31, 1998, 354 shares of Class C Stock remained outstanding and may be converted into shares of Common Stock at the lower of a 27% discount from the average of the lowest market trading price for the five consecutive trading days preceding the date of conversion or $.5958 per share. Assuming the conversion of all of such remaining shares of Class C Stock at the Conversion Cap, the Company is required to issue to the holders of the Class C Stock upon conversion thereof an aggregate of approximately 594,000 shares of Common Stock and Class C Warrants to purchase an aggregate of up to approximately 149,000 shares of Common Stock at a purchase price of $.6554 per share.

        Sales, particularly short selling, of substantial amounts of shares of Common Stock in the public market have adversely affected and may continue to adversely affect the prevailing market price of the Common Stock and, depending upon the then current market price of the Common Stock, increase the risks associated with the possible conversion of the Class C Stock and the Class C Warrants. From September 26, 1997, the date on which the Class C Stock was first convertible through March 1998, the price of the Company's Common Stock steadily declined while the average trading volume increased significantly.

        During June 1998, the Company secured access to up to $20,000,000 under an Equity Line Agreement with two institutional investors, expiring in June 2001. Under the terms of the Equity Line Agreement, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell (Put) shares of the Company's common stock for up to $20,000,000 upon the effective registration of the Put shares. After effective registration for the Put shares, unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to those set forth in Rule 144(e). At the time of each Put, the investors will be issued a warrant, expiring on December 31, 2004, to purchase up to 10% of the amount of common stock issued to the investor at the same price at the time of the Put.

        During the quarter ended July 31, 1998, the Company received $3,500,000 under the Equity Line, before offering costs and commissions, in exchange for the issuance by the Company's of

2,749,090 shares of common stock, including commission shares. One-half of this amount of shares is subject to adjustment at three months after the effective date of the registration statement registering these shares with the second half subject to adjustment six months after such effective date of the registration of these shares (the Reset Provision). At each adjustment date, if the market price at such adjustment date ("Adjustment Price") is less than the initial price paid for the common stock, the Company will be required to issue additional shares of its common stock equal to the difference between the amount of shares which would have been issued if the price had been the Adjustment Price for $1,750,000 and one-half of the number of shares initially purchased. Future Puts under the Equity Line will be priced at a 15% discount on the 10 day low closing bid price immediately preceding the date of the Put. If the closing bid price of the common stock on any trading day during the 10 trading days preceding the date of the Put is less than $1.00 but greater than $.50, the Company may only exercise the Put for an amount of shares not greater than 15% of the amount that would otherwise be available to the Company pursuant to the terms of the Equity Line Agreement.

        Pursuant to the terms of the Equity Line Agreement, (and assuming shareholder approval for stock issuance's in excess of 20% of the common shares outstanding at September 2, 1998 and a 10-day low closing bid price per share of not less than $1.00 per share, which allows the Company to sell the maximum number of common shares under the Equity Line for maximum proceeds of $16,500,000), the Company may, at its option, sell up to a maximum of approximately 19,412,000 shares of the Company's common stock and warrants to purchase a maximum of approximately 1,941,000 shares of the Company's common stock to two institutional investors. In addition, pursuant to the related Placement Agent Agreement, the Company could issue additional shares, up to a maximum of 1,553,000 shares of common stock and warrants for the purchase of up to 155,000 shares of common stock.

        In addition to the Class C Warrants and warrants issued to the two institutional investors and the placement agent pursuant to the Equity Line Agreement, at August 31, 1998, the Company had outstanding warrants and options to employees, directors, consultants and other parties to issue approximately 8,572,000 shares of Common Stock at an average price of $1.08 per share.

        The issuance of the above common shares and common shares underlying the related warrants in connection with the Equity Line Agreement and the Company's agreement with the holders of the Class C Stock, and such other outstanding warrants and options, could have an adverse effect on the market price of the Company's Common Stock and could also impair the Company's ability to raise additional capital.

        STOCK PRICE FLUCTUATIONS AND LIMITED TRADING VOLUME. The market price of the Company's Common Stock, and the market prices of securities of companies in the biotechnology industry generally, have been highly volatile. Also, at times there is a limited trading volume in the Company's Common Stock. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of biotechnology products and economic and other external factors, as well as period-to-period fluctuations in financial results may have a significant impact on the market price of the Company's Common Stock. The volatility in the stock price and the potential additional new shares of common stock that may be issued on the exercise of warrants and options and the historical limited trading volume are significant risks investors should consider.

        MAINTENANCE CRITERIA FOR NASDAQ SMALLCAP MARKET, RISKS OF LOW-PRICED SECURITIES. The Company's Common Stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's Common Stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have either net tangible assets of at least $2,000,000, market capitalization of at least $35,000,000, or net income (in either its latest fiscal year or in two of its last three fiscal years) of at least $500,000. In addition, the Company must meet other requirements, including, but not limited to, having a public float of at least 500,000 shares and $1,000,000, a minimum bid price of $1.00 per share of Common Stock without falling below this bid price minimum for thirty (30) consecutive days, at least two market makers and at least 300 stockholders, each holding at least 100 shares of Common Stock. For the period of January 29, 1998 through May 4, 1998, the Company failed to maintain a $1.00 bid price. From May 5, 1998, through September 2, 1998, the Company met this requirement. However, on September 3 and September 4, 1998, the Company failed to maintain a $1.00 minimum bid price but did not stay below the minimum $1.00 bid price for thirty
(30) consecutive days. Since September 5, 1998, the Company has met the minimum bid price requirement. There can be no assurance that the Company will be able to maintain these requirements in the future. If the Company fails to meet the Nasdaq SmallCap Market listing requirements, the market value of the Common Stock could decline and holders of the Company's Common Stock would likely find it more difficult to dispose of and to obtain accurate quotations as to the market value of the Common Stock.

        If the Company's Common Stock ceases to be included on the Nasdaq SmallCap Market, the Company's Common Stock could become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in these securities is provided). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to these penny stock rules. If the Company's Common Stock becomes subject to the penny stock rules, investors may be unable to readily sell their shares of Common Stock.

        INTENSE COMPETITION. The biotechnology industry is intensely competitive and changing rapidly. Virtually all of the Company's existing competitors have greater financial resources, larger technical staffs, and larger research budgets than the Company and greater experience in developing products and running clinical trials. Two of the Company's competitors, Idec Pharmaceuticals Corporation ("Idec") and Coulter Pharmaceuticals, Inc. ("Coulter"), each has a lymphoma antibody that may compete with the Company's Oncolym(R) product. Idec is currently marketing its lymphoma product for low grade non-Hodgkins Lymphoma and the Company believes that Coulter will be marketing its respective lymphoma product prior to the time the Oncolym(R) product will be submitted to the FDA for marketing approval. Coulter has also announced that it intends to seek to conduct clinical trials of its antibody treatment for intermediate and/or high grade non-Hodgkins lymphomas. In addition, there are several companies in preclinical studies with angiogenesis technologies which may compete with the Company's VTA technology. There can be no assurance that the Company will be able to compete successfully or that competition will not adversely affect the Company's business, financial position and results of operations. There can be no assurance that the Company's competitors will not be able to raise substantial funds and to employ these funds and their other resources to develop products which compete with the Company's other product candidates.

        UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS. The Company has limited experience in conducting clinical trials. The rate of completion of the Company's clinical trials will depend on, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could adversely effect the Company. There is no assurance that patients enrolled in the Company's clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with FDA regulations applicable to this testing can result in delay, suspension or cancellation of the testing, or refusal by the FDA to accept the results of the testing. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived from the testing will be suitable for submission to the FDA. Any suspension or delay of any of the clinical trials could adversely effect the Company's business, financial condition and results of operations.

        UNCERTAINTY OF MARKET ACCEPTANCE. Even if the Company's products are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that the Company's products will be commercially successful. If the Company's two products in clinical trials, Oncolym(R) and TNT, are approved, they would represent a departure from more commonly used methods for cancer treatment. Accordingly, Oncolym(R) and TNT may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of Oncolym(R) and TNT in the treatment of cancer. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in most cases chemotherapy, rather than new alternative therapies. The Company or its marketing partner will be required to implement an aggressive education and promotion plan with doctors in order to gain market recognition, understanding and acceptance of the Company's products. Market acceptance also could be affected by the availability of third party reimbursement. Failure of Oncolym(R) and TNT to achieve market acceptance would adversely affect the Company's business, financial condition and results of operations.

        SOURCE OF RADIOLABELING SERVICES. The Company currently procures its radiolabeling services pursuant to negotiated contracts with one domestic entity and one European entity. There can be no assurance that these suppliers will be able to qualify their facilities, label and supply antibody in a timely manner, if at all, or that governmental clearances will be provided in a timely manner, if at all, and that clinical trials will not be delayed or disrupted. Prior to commercial distribution, the Company will be required to identify and contract with a commercial radiolabeling company for commercial services. The Company is presently in discussions with several companies to provide commercial radiolabeling services. A commercial radiolabeling service agreement will require the investment of substantial funds by the Company. See "Risk Factors-Commercial Production." The Company expects to rely on its current suppliers for all or a significant portion of its requirements for the Oncolym(R) and TNT antibody products to be used in clinical trials for the immediate future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the I131 radioisotope. Accordingly, any change in the Company's existing or future contractual relationships with, or an interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market the Oncolym(R) and TNT antibodies, if approved. Any such change or interruption would adversely affect the Company's business, financial condition and results of operations.

        HAZARDOUS AND RADIOACTIVE MATERIALS. The manufacturing and use of the Company's Oncolym(R) and TNT require the handling and disposal of the radioactive isotope I131. The Company is relying on its current contract manufacturers to radiolabel its antibodies with I131 and to comply with various local, state and or national and international regulations regarding the handling and use of radioactive materials. Violation of these local, state, national or international regulations by these radiolabeling companies or a clinical trial site could significantly delay completion of the trials. Violations of safety regulations could occur with these manufacturers, so there is a risk of accidental contamination or injury. The Company could be held liable for any damages that result from an accident, contamination or injury caused by the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations, which could adversely effect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial costs to comply with environmental regulations. In the event of any noncompliance or accident, the supply of Oncolym(R) and TNT for use in clinical trials or commercially could be interrupted, which could adversely affect the Company's business, financial condition and results of operations.

        DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION. The Company intends to sell its products in the United States and internationally in collaboration with marketing partners. At the present time, the Company does not have a sales force to market Oncolym(R) or TNT. If and when the FDA approves Oncolym(R) or TNT, the marketing of Oncolym(R) and TNT will be contingent upon the Company either licensing or entering into a marketing agreement with a large company or rely upon it recruiting, developing, training and deploying its own sales force. The Company does not presently possess the resources or experience necessary to market Oncolym(R), TNT or its other product candidates. Other than the agreement with Biotechnology Development, Ltd. ("BTD"), the Company presently has no agreements for the licensing or marketing of its product candidates, and there can be no assurance that the Company will be able to enter into any such agreements in a timely manner or on commercially favorable terms, if at all. Development of an effective sales force requires significant financial resources, time and expertise. There can be no assurance that the Company will be able to obtain the financing necessary or to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for the Company's product candidates.

        PATENTS AND PROPRIETARY RIGHTS. The Company's success depends, in large part, on its ability to maintain a proprietary position in its products through patents, trade secrets and orphan drug designations. The Company has several United States patents, United States patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications owned by other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. The patent position worldwide of biotechnology companies in relation to proprietary products is highly uncertain and involves complex legal and factual questions. Moreover, any patents issued to the Company or the Company's licensors may be infringed by others or may not be enforceable against others. In addition, there can be no assurance that the patents, if issued, would be held valid or enforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. The Company may have to participate in interference proceedings if declared by the United States Patent and Trademark Office to determine priority of inventions, which typically take several years to resolve and could result in substantial costs to the Company.

        A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody and angiogenesis fields, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to those of the Company. To date, no consistent policy has emerged regarding the breadth of claims allowed in biopharmaceutical patents. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued that would have an adverse effect on the Company's ability to market any product which it develops. Accordingly, the Company expects that commercializing monoclonal antibody-based products may require licensing and/or cross-licensing of patents with other companies in this field. There can be no assurance that the licenses, which might be required for the Company's processes or products, would be available, if at all, on commercially acceptable terms. The ability to license any such patents and the likelihood of successfully contesting the scope or validity of such patents is uncertain and the costs associated therewith may be significant. If the Company is required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, the Company's ability to manufacture its products would be adversely affected.

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

        PRODUCT LIABILITY. The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims. The Company has only limited product liability insurance. There can be no assurance that the Company will be able to maintain existing insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims brought against the Company in excess of its insurance coverage, if any, or a product recall could adversely affect the Company's business, financial condition and results of operations.

        HEALTH CARE REFORM AND THIRD-PARTY REIMBURSEMENT. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Recent initiatives to reduce the federal deficit and to reform health care delivery are increasing cost-containment efforts. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Any such changes could affect the Company's ultimate profitability. Legislative debate is expected to continue in the future, and market forces are expected to drive reductions of health care costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reforms may have on its business.

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

        There can be no assurance that any of the Company's product candidates, once available, will be included within the then current Medicare coverage determination. In the absence of national Medicare coverage determination, local contractors that administer the Medicare program, within certain guidelines, can make their own coverage decisions. Favorable coverage determinations are made in those situations where a procedure falls within allowable Medicare benefits and a review concludes that the service is safe, effective and not experimental. Under HCFA coverage requirements, FDA approval for marketing will not necessarily lead to a favorable coverage decision. A determination will still need to be made as to whether the product is reasonable and necessary for the purpose used. In addition, HCFA has proposed adopting regulations that would add cost-effectiveness as a criterion in determining Medicare coverage. Changes in HCFA's coverage policy, including adoption of a cost-effective criterion, could adversely affect the Company's business, financial condition and results of operations.

        Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's product candidates than it expects. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could adversely affect the Company's ability to operate profitably.

        DEPENDENCE ON MANAGEMENT AND OTHER KEY PERSONNEL. The Company is dependent upon a limited number of key management and technical personnel. The loss of the services of one or more of these key employees could adversely affect the Company's business, financial condition and results of operations. In addition, the Company's success is dependent upon its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition in its recruiting activities, and there can be no assurance that the Company will be able to attract and/or retain qualified personnel.

        IMPACT OF THE YEAR 2000. The Company has identified substantially all of its major hardware and software platforms in use and is continually modifying and upgrading its software and information technology (IT) and non-IT systems. The Company has modified its current financial software to be Year 2000 ("Y2K") compliant. The Company does not believe that, with upgrades of existing software and/or conversion to new software, the Y2K issue will pose significant operational problems for its internal computer systems. The Company expects all systems to be Y2K compliant by April 30, 1999 through the use of internal and external resources. The Company has incurred insignificant costs to date associated with Y2K compliance and the Company presently believes estimated future costs will not be material. However, the systems of other companies on which the Company may rely also may not be timely converted, and failure to convert by another company could have an adverse effect on the Company's systems. The Company presently believes the Y2K problem will not pose significant operational problems. However, actual results could differ materially from the Company's expectations due to unanticipated technological difficulties or project delays by the Company or its suppliers. If the Company and third parties upon which it relies are unable to address the issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company is in the process of developing a worse case contingency plan and it plans to devote all resources required to resolve any significant Y2K issues in a timely manner.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

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

   Item 3. Defaults Upon Senior Securities.  None.

   Item 4. Submission of Matters to a Vote of Security Holders.  None.

   Item 5. Other Information.  None.

   Item 6. Exhibits and Report on Form 8-K.

                  (a)    Exhibits:

                  Exhibit Number       Description
                  --------------       -----------

                       27              Financial Data Schedule

                  (b) Reports on Form 8-K: Current Report on Form 8-K as filed with the Commission of June 29, 1998 reporting the execution by the Company of a Regulation D Common Stock Equity Subscription Line Agreement dated as of June 16, 1998, with two institutional investors, and the transactions contemplated thereby.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECHNICLONE CORPORATION


                                          By: /s/ Larry O. Bymaster
                                              ---------------------------------
                                              Larry O. Bymaster
                                              President and Chief
                                              Executive Officer


                                          By: /s/ Elizabeth Gorbett-Frost
                                              ---------------------------------
                                              Elizabeth Gorbett-Frost
                                              Chief Financial Officer (principal
                                              financial and chief accounting
                                              officer)

TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1998 AND JULY 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


                                                          APRIL 30, 1998         JULY 31, 1998
                                                          --------------         -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                   $  1,736,391         $  4,857,667
Other receivables, net                                            71,112               64,690
Inventories, net                                                  45,567               64,916
Prepaid expenses and other current assets                        303,790              300,216
                                                            ------------         ------------

        Total current assets                                   2,156,860            5,287,489

PROPERTY (Note 6):
Land                                                           1,050,510            1,050,510
Buildings and improvements                                     6,226,564            6,221,564
Laboratory equipment                                           2,174,425            2,175,233
Furniture, fixtures and computer equipment                       921,068              927,424
Construction-in-progress                                         524,387              688,240
                                                            ------------         ------------

                                                              10,896,954           11,062,971
Less accumulated depreciation and amortization                (1,624,505)          (1,857,635)
                                                            ------------         ------------

Property, net                                                  9,272,449            9,205,336

OTHER ASSETS:
Patents, net                                                     210,537              199,718
Note receivable from shareholder and former director             381,464              387,589
Other                                                             17,880               12,880
                                                            ------------         ------------

        Total other assets                                       609,881              600,187
                                                            ------------         ------------

                                                            $ 12,039,190         $ 15,093,012
                                                            ============         ============

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1998 AND JULY 31, 1998 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

                                                             APRIL 30, 1998        JULY 31, 1998
                                                             --------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                              $    728,959         $    941,288
Notes payable                                                    2,503,161            2,003,889
Accrued legal and accounting fees                                  583,694              582,962
Accrued license termination fees                                   350,000              350,000
Accrued royalties and sponsored research                           190,160              178,115
Accrued payroll and related costs                                  141,311              194,121
Accrued interest                                                    15,275               15,640
Other current liabilities                                          153,126              616,016
                                                              ------------         ------------

        Total current liabilities                                4,665,686            4,882,031

NOTES PAYABLE                                                    1,925,758            1,896,432

OTHER LONG TERM LIABILITIES                                                              68,338

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY (Note 4):
Preferred stock - $.001 par value; authorized
   5,000,000 shares:
   Class C convertible preferred stock, shares
     outstanding - April 1998, 4,807 shares;
     July 1998, 354 shares (liquidation preference
     of $355,503 at July 31, 1998)                                       5
Common stock - $.001 par value; authorized 120,000,000
   shares; outstanding April 1998 - 48,547,351 shares;
   July 1998 - 63,718,017 shares                                    48,547               63,718
Additional paid-in capital                                      78,423,433           85,054,648
Accumulated deficit                                            (72,639,404)         (76,487,320)
                                                              ------------         ------------
                                                                 5,832,581            8,631,046
Less notes receivable from sale of common stock                   (384,835)            (384,835)
                                                              ------------         ------------

   Total stockholders' equity                                    5,447,746            8,246,211
                                                              ------------         ------------

                                                              $ 12,039,190         $ 15,093,012
                                                              ============         ============

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED
                                                        ----------------------------------
                                                        JULY 31, 1997        JULY 31, 1998
                                                        -------------        --------------
REVENUES:
Net product sales and royalties                         $      4,300         $
Interest and other income                                    198,612               77,611
                                                        ------------         ------------
        Total revenues                                       202,912               77,611

COSTS AND EXPENSES:
Cost of sales                                                  4,300
Research and development                                   1,324,107            1,851,211
General and administrative                                 1,096,341            1,292,336
Interest                                                      49,077              239,802
                                                        ------------         ------------
        Total costs and expenses                           2,473,825            3,383,349
                                                        ------------         ------------
NET LOSS                                                $ (2,270,913)        $ (3,305,738)
                                                        ============         ============

Net loss before preferred stock accretion
  and dividends                                         $ (2,270,913)        $ (3,305,738)

Preferred stock accretion and dividends:
   Imputed dividends for Class B and
     Class C Preferred Stock                                (306,974)             (11,046)
   Accretion of Class C Preferred Stock Discount            (832,192)            (531,132)
                                                        ------------         ------------
Net Loss Applicable to Common Stock                     $ (3,410,079)        $ (3,847,916)
                                                        ============         ============

Weighted Average Shares Outstanding                       27,360,223           59,746,636
                                                        ============         ============

BASIC AND DILUTED LOSS PER SHARE (Note 2)               $      (0.12)        $      (0.06)
                                                        ============         ============

See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                    Notes
                                                                                                  Receivable
                          Preferred Stock        Common Stock       Additional                       from          Net
                          ----------------  ---------------------     Paid-In      Accumulated     Sale of     Stockholders'
                           Shares  Amount     Shares      Amount      Capital        Deficit     Common Stock     Equity
                          -------- -------  ----------   --------   -----------   -------------  ------------  -------------
BALANCES, May 1, 1998      4,807   $    5   48,547,351   $48,547    $78,423,433   $(72,639,404)   $(384,835)   $5,447,746

Accretion of Class C
  preferred stock
  dividends and discount                                                537,764       (542,178)                    (4,414)

Preferred stock issued
  upon exercise of
  Class C Placement
  Agent Warrant             530                                         530,000                                   530,000

Common stock issued
  upon conversion of
  Class C preferred
  stock                  (4,983)       (5)  9,036,137     9,036          (9,031)

Common stock issued
  upon exercise of
  Class C warrants                          3,174,544     3,175       2,077,461                                 2,080,636

Common stock issued
  for cash and upon
  exercise of options                         114,700       115          68,705                                    68,820

Common stock issued
  under the Equity
  Line for cash                             2,749,090     2,749       3,092,251                                 3,095,000

Premium for restricted
  provision of common
  stock under the Equity
  Line (Note 4)                                                        (700,000)       700,000

Fair market value of
  warrants issued and
  minimum future
  warrants to be issued
  under the Equity
  Line (Note 4)                                                       1,139,589     (1,139,589)

Discount for reset
  provision under the
  Equity Line (Note 4)                                                  400,075       (400,075)

Value of Put Option
  under the Equity
  Line (Note 4)                                                        (839,664)       839,664

Common stock issued for
  services and interest                        96,195        96         139,990                                   140,086

Stock-based compensation                                                194,075                                   194,075

Net loss                                                                            (3,305,738)                (3,305,738)
                           -----   ------   ----------   -------    -----------   ------------    ---------    ----------
BALANCES, July 31, 1998      354   $   --   63,718,017   $63,718    $85,054,648   $(76,487,320)   $(384,835)   $8,246,211
                           =====   ======   ==========   =======    ===========   ============    =========    ==========

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED
                                                   --------------------------------
                                                     JULY 31,             JULY 31,
                                                       1997                1998
                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(2,270,913)        $(3,305,738)
Adjustments to reconcile net loss to net
 cash used in operating activities:
    Stock-based compensation and common stock
     issued for interest and services                  175,937             334,161
    Depreciation and amortization                      137,445             243,753
    Severance expense                                                      234,222
Changes in operating assets and
 liabilities:
  Other receivables                                    262,046               6,422
  Inventories, net                                     (14,815)            (19,349)
  Other assets                                          (6,175)             (6,125)
  Prepaid expenses and other current assets            (45,086)              3,574
  Accounts payable and accrued legal and
   accounting fees                                    (233,050)            211,597
  Accrued royalties and sponsored research
   fees                                                125,735             (12,045)
  Other accrued expenses and current
   liabilities                                          98,007             350,181
                                                   -----------         -----------

        Net cash used in operating
         activities                                 (1,770,869)         (1,959,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                  (1,959,973)
Property acquisitions                                 (577,491)           (165,821)
Decrease (increase) in other assets                    (51,857)              5,000
                                                   -----------         -----------

        Net cash used in investing
         activities                                 (2,589,321)           (160,821)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                 556,000           5,244,456
Proceed from issuance of Class C
 Preferred Stock                                                           530,000
Principal payment on notes payable                     (21,894)           (528,598)
Proceeds from issuance of long-term debt                98,081
Payment of Class C dividends                                                (4,414)
                                                   -----------         -----------

        Net cash provided by financing
         activities                                    632,187           5,241,444

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1998 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED
                                                ---------------------------------
                                                   JULY 31,            JULY 31,
                                                    1997                 1998
                                                -------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                     $ (3,728,003)        $  3,121,276

CASH AND CASH EQUIVALENTS,
  beginning of period
                                                  12,228,660            1,736,391
                                                ------------         ------------

CASH AND CASH EQUIVALENTS,
  end of period                                 $  8,500,657         $  4,857,667
                                                ============         ============

SUPPLEMENTAL INFORMATION:

Interest paid                                   $     49,077         $     51,258
                                                ============         ============
Income taxes paid                               $        800         $      1,600
                                                ============         ============

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

1) Basis of Presentation. The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1998 and during the first three months of fiscal 1999 and has an accumulated deficit at July 31, 1998 of approximately $76,487,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

        The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company plans to obtain required financing through one or more methods including, a sale and subsequent leaseback of its facilities, obtaining additional equity or debt financing and negotiating a licensing or collaboration agreements with another company. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of the Company's product candidates. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations.

        During the quarter ended July 31, 1998, the Company received total funding of approximately $5,774,000 from (i) the sale of common stock pursuant to a Regulation D Common Stock Equity Line Subscription Agreement dated as of June 16, 1998 between the Company and two institutional investors (the "Equity Line Agreement") ($3,095,000, net of commissions, legal, accounting and other offering costs of $405,000),
        (ii) the exercise of options and warrants ($2,149,000) and (iii) the exercise of a Class C Placement Agent Warrant ($530,000), which has resulted in cash and cash equivalents balance of approximately $4,858,000 as of July 31, 1998. Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs. The Company believes that it has sufficient cash on hand to meet its obligations on a timely basis through November 30, 1998. Should the Company complete the sale and subsequent leaseback of its facilities by November 30, 1998, the Company believes it would have sufficient cash on hand and available pursuant to the financing commitments described above to meet its obligations on a timely basis through February 1999.

        The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at July 31, 1998, and the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 1997 and 1998. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading,

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 1998 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

        certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Securities and Exchange Commission on July 29, 1998.

        Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

2) Net Loss Per Share. Net loss per share is calculated by adding the net loss for the three month period to the Preferred Stock dividends and Preferred Stock issuance discount accretion on the Class B Preferred Stock and the Class C Preferred Stock during the quarter divided by the weighted average number of shares of common stock outstanding during the quarter. Shares issuable upon the exercise of common stock warrants and options have been excluded from the three months ended July 31, 1998 and 1997 per share calculation because their effect is antidilutive. Accretion of the Class B and Class C Preferred Stock dividends and issue discount amounted to $1,139,166 and $542,178 for the three months ended July 31, 1997 and 1998, respectively.

3) New Accounting Standards. During the quarter ended July 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. The adoption of this standard had no effect on the Company's consolidated financial statements.

        The Company adopted Financial Accounting Standards Board (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" on May 1, 1998. SFAS No. 131 established standards of reporting by publicly held businesses and disclosures of information about operating segments in annual financial statements, and to a lesser extent, in interim financial reports issued to shareholders. The adoption of SFAS No. 131 had no impact on the Company's consolidated unaudited financial statements or related disclosures for the three months ended July 31, 1998.

        During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the Company beginning April 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company has not determined the impact on the consolidated financial statements, if any, upon adopting SFAS No. 133.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 1998 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

4) Stockholders' Equity. During June 1998, the Company secured access of up to $20,000,000 under a Common Stock Equity Line (Equity Line) with two institutional investors, expiring in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell (Put) shares of the Company's common stock for up to $20,000,000 upon the effective registration of the Put shares. After effective registration for the Put shares, unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to those set forth in Rule 144(e). At the time of each Put, the investors will be issued a warrant, expiring on December 31, 2004, to purchase up to 10% of the amount of common stock issued to the investor at the same price at the time of the Put.

        During the quarter ended July 31, 1998, the Company sold 2,749,090 shares of the Company's common stock under the Equity Line, including commission shares, for gross proceeds to the Company of $3,500,000. One-half of this amount is subject to adjustment at three months after the effective date of the registration statement registering these shares with the second half subject to adjustment six months after such effective date of the registration of these shares (the "Reset Provision"). At each adjustment date, if the market price at the three or six month period ("Adjustment Price") is less than the initial price paid for the common stock, the Company will be required to issue additional shares of its common stock equal to the difference between the amount of shares which would have been issued if the price had been the Adjustment Price for $1,750,000. The Company will also be required to issue additional warrants at each three month and six month period for 10% of any additional shares issued. Future Puts under the Equity Line will be priced at a 15% discount on the 10 day low closing bid price. If the Company does not exercise the full amount of its Put rights, then the Company will issue Commitment Warrants on the first, second, and third anniversary of the Equity Line Agreement. The amount of Commitment Warrants to be issued will be equal to the difference of $6,666,666, $13,333,333 and $20,000,000 (Commitment Amounts),
        respectively, less the actual cumulative total dollar amount of Puts which have been exercised by the Company to such anniversary date. On each anniversary date, the Company will issue that number of shares equal to ten percent (10%) of the shares of common stock which would be issued by subtracting the actual cumulative dollar amount of Puts for such anniversary date from the Commitment Amounts on such anniversary date and dividing the result by the market price of the Company's common stock.

        In accordance with the Emerging Issues Task Force Issue No. 96-13, "Accounting for Derivative Financial Instruments", contracts that require a company to deliver shares as part of a physical settlement should be measured at the estimated fair value on the date of the initial Put. As such, the Company had an independent appraisal performed to determine the estimated fair market value of the various financial instruments included in the Equity Line Agreement and recorded the related financial instruments as reclassifications between equity categories. Reclassifications were made for the estimated fair market value of the warrants issued and estimated Commitment Warrants to be issued under the Equity Line of $1,139,589 and the estimated fair market value of the Reset Provision of $400,075 as additional consideration and have been included in the accompanying unaudited financial statements. The above recorded amounts were offset by $700,000 related to the restrictive nature of the common stock issued under the initial tranche in June 1998 and the estimated fair market value of the Equity Line Put Option of $839,664.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 1998 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

5) Stock Options. During the quarter ended July 31, 1998, the Company granted approximately 2,278,000 options to employees and consultants of the Company under the Company's 1996 Stock Option Plan at option prices ranging from $1.38 per share to $1.59 per share.

6) Commitments. During the quarter ended July 31, 1998, the Company entered into an agreement for the sale and subsequent leaseback of its facilities, which consists of two buildings located in Tustin, California. The sale/leaseback transaction is with an unrelated entity and provides for the leaseback of the Company's facilities for a ten-year period with two five-year options to renew. Net proceeds from the sale of the Company's facilities will be used for general working capital purposes. As the sale/leaseback agreement is in escrow and subject to completion of normal due diligence procedures by the buyer, there is no assurance that the transaction will be completed on a timely basis or at all.

        During the quarter ended July 31, 1998, the Company renegotiated a severance agreement with its former Chief Executive Officer (CEO). The Company's former CEO's employment agreement provided that the Company make immediate and substantial cash expenditure upon his termination. The Company did not have sufficient cash resources to fulfill its obligations under the former CEO's employment agreement. Accordingly, at the direction of the Board of Directors, the Company negotiated a new Severance Agreement with its former CEO to conserve cash. The new Severance Agreement provides for its former CEO to be paid $300,000 a year for the period beginning March 1, 1998 through March 1, 2000. Unexercised and unvested outstanding stock options on March 1, 1998, will vest and be paid as follows: one-third of the unexercised, unvested options outstanding on March 1, 1998 will vest immediately and be paid to the former CEO on December 31, 1998; one-third of the unexercised, unvested and outstanding options on March 1, 1998, will vest on March 1, 1999 and be paid on December 31, 1999; and one-third of the unexercised, unvested and outstanding options on March 1, 1998, will vest and be paid on March 1, 2000. In addition, the Company will make appropriate payments, at the bonus rate, to the appropriate taxing authorities. During the employment period, beginning on March 1, 1998 and ending on March 1, 2000, the former CEO will, with certain exceptions, be eligible for Company benefits. Pursuant to the Severance Agreement, the former CEO will be available to work for the Company for a minimum of 25 hours per week. In addition, as part of the former CEO's agreement to modify his existing severance package, the Company agreed that if the former CEO did not compete during the period beginning March 1, 1998 and ending February 29, 2000, the Company will, on March 1, 2000, pay the former CEO an amount equal to his note of $350,000, plus all accrued interest thereon, which will be used to retire the respective note. During the quarter ended July 31, 1998, the Company expensed $348,351 for related severance pay which has been included in general and administrative expenses in the accompanying consolidated financial statements.

        On February 29, 1996, the Company entered into a Distribution Agreement with Biotechnology Development, Ltd. (BTD), a limited partnership controlled by a former director and shareholder of the Company. Under the terms of the agreement, BTD was granted the right to market and distribute LYM products in Europe and other designated foreign countries in exchange for a nonrefundable fee of $3,000,000 and the performance of certain duties by BTD as outlined in the

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 1998 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


        agreement. The agreement also provides that the Company will retain all manufacturing rights to the LYM Antibodies and will supply the LYM Antibodies to BTD at preset prices. In conjunction with the agreement, the Company was granted an option to repurchase the marketing rights to the LYM Antibodies through August 29, 1998 at its sole discretion. The repurchase price under the option, if exercised by the Company, would include a cash payment of $4,500,000, the issuance of stock options for the purchase of 1,000,000 shares of the Company's common stock at a price of $5.00 per share with a five year term, and royalty equal to 5% of gross sales on LYM products in designated geographic areas. Although the Company has not exercised its rights under the repurchase option, it continues to negotiate with BTD for the repurchase of the LYM rights with terms that are acceptable to the Company and BTD. There can be no assurance that the Company will be able to reacquire such marketing rights.

                                 EXHIBIT INDEX


                  Exhibit Number       Description
                  --------------       -----------

                       27              Financial Data Schedule