Form 10-Q
period 1998-10-31
TECHNICLONE CORP/DE/
filed 1998-12-15
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q


(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998
                                       OR
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the transition period from _______________ to _______________

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

                        66,840,971 shares of Common Stock
                             as of November 30, 1998

                         PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

        The following unaudited financial statements required to be provided by this Item 1 and Rule 10.01 of Regulation S-X are filed herewith, at the respective pages indicated on this Quarterly Report on Form 10-Q:

                                                                           Page
                                                                          ------

    Consolidated Balance Sheets at April 30, 1998 and October 31,1998        22


    Consolidated Statements of Operations for the periods from August
    1, 1997 to October 31, 1997 and from August 1, 1998 to October 31,
    1998; from May 1, 1997 to October 31, 1997 and from May 1, 1998 to
    October 31, 1998                                                         24

    Consolidated Statement of Stockholders' Equity for the period from
    May 1, 1998 to October 31, 1998                                          25

    Consolidated Statements of Cash Flows for the periods from May
    1,1997 to October 31, 1997 and from May 1, 1998 to October 31, 1998      26

    Notes to Consolidated Financial Statements                               28


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS. Except for historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-Q, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture its products; competitive conditions within the industry may change adversely; upon development of the Company's products, demand for the Company's products may weaken; the market may not accept the Company's products; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to, the risks and uncertainties associated with completing pre-clinical and clinical trials for the Company's technologies; obtaining additional financing to support the Company's operations; obtaining regulatory approval for such technologies; complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell the Company's products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other commitments, or clinical trial costs, general economic conditions and other factors. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's business, financial position and results of operations.

         GOING CONCERN. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1998 and during the first six months of fiscal 1999 and has an accumulated deficit at October 31, 1998 of $79,991,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

         Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs. The Company believes that it has sufficient cash on hand to meet its obligations on a timely basis through December 31, 1998. Should the Company complete the sale and subsequent leaseback of its facilities by December 31, 1998, the Company believes it would have sufficient cash on hand and available pursuant to the financing commitments under the Equity Line of Credit to meet its obligations on a timely basis through April 1999.

         RESULTS OF OPERATIONS. The Company's net loss of $3,504,000, before preferred stock discount accretion and dividends, for the quarter ended October 31, 1998 represents an increase in net loss of $75,000 in comparison to the net loss of $3,429,000 for the prior year quarter ended October 31, 1997. This increase in the net loss for the quarter ended October 31, 1998 is due to a decrease in total revenues of $77,000 offset by a decrease in total costs and expenses of $2,000. The Company's net loss of $6,810,000 for the six months ended October 31, 1998 represents an increase in losses of $1,110,000 over the six months ended October 31, 1997. The increased loss for the six months ended October 31, 1998 is due to a $203,000 decrease in total revenues and a $907,000 increase in total costs and expenses.

         The decrease in total revenues for the quarter and six month period ended October 31, 1998 of $77,000 and $203,000, respectively, compared to the same periods in the prior year, is primarily attributable to a decrease in interest income of $74,000 and $190,000 for the same respective periods. Interest income decreased during the quarter and six month period ended October 31, 1998 due to a lower level of cash funds available for investment. Interest income is not expected to be significant during the remainder of the fiscal year due to the expected level of future cash balances. The Company does not expect to generate product sales during the fiscal year ending April 30, 1999.

         The Company's total costs and expenses decreased approximately $2,000 during the quarter ended October 31, 1998, in comparison to the same prior quarterly period ended October 31, 1997. This decrease in total costs and expenses resulted from a $365,000 decrease in general and administrative expenses offset by a $321,000 increase in research and development expenses and a $42,000 increase in interest expense, in comparison to the prior year quarter ended October 31, 1997. The Company's total costs and expenses increased $907,000 for the six months ended October 31, 1998 compared to the same period in the prior year. This six month increase resulted from a $765,000 increase in research and development expenses and a $233,000 increase in interest expense offset by a $4,000 decrease in cost of sales and a $87,000 decrease in general and administrative expenses.

         The increase in research and development expenses of approximately $321,000 and $765,000 during the quarter and six months ended October 31, 1998, respectively, primarily relates to increased clinical trial costs associated with the Phase II/III clinical trials of Oncolym(R) and the Phase I and anticipated Phase II clinical trials of Tumor Necrosis Therapy ("TNT"). The increase in clinical trial costs resulted from increased patient fees, manufacturing and radiolabeling costs, and travel and consulting fees. In addition, internal research and development activities increased, including activities related to manufacturing and radiopharmaceutical scale-up and increased efforts to validate the manufacturing facility which caused a corresponding increase in related costs.

         The decrease in general and administrative expenses of $365,000 during the quarter ended October 31, 1998 compared to the quarter ended October 31, 1997 resulted primarily from a non-recurring expense of $276,000 incurred in the quarter ended October 31, 1997 with respect to a penalty related to the Class C Preferred Stock combined with a decrease in consulting fees associated with Peregrine Pharmaceuticals, Inc. of approximately $122,000 and an approximate $75,000 decrease in general corporate administrative expenses. Such decreases were partially offset by an increase in stock related severance expenses of approximately $108,000 for the quarter ended October 31, 1998 to the Company's former Chief Executive Officer and former Vice President of Operations and Administration. General and administrative expenses decreased approximately $87,000 for the six months ended October 31, 1998 compared to the same period in the prior year. Such decrease was primarily due to the aforementioned non-recurring expense of $276,000 combined with a decrease in consulting fees associated with Peregrine Pharmaceuticals, Inc. of approximately $122,000 and an approximate $40,000 decrease in general corporate administrative expenses. Such decreases were partially offset by an increase in non-cash related severance expenses of approximately $351,000 for the six months ended October 31, 1998 to the Company's former Chief Executive Officer and former Vice President of Operations and Administration.

         The increase in interest expense of approximately $42,000 and $233,000 for the quarter and six month periods ended October 31, 1998 compared to the same respective periods in the prior year is primarily due to a higher level of interest bearing debt outstanding during the quarter and six month periods ended October 31, 1998 for construction loans owed to one of the Company's contractors related to enhancements to the Company's manufacturing facility. For the quarter and six months ended October 31, 1998, approximately $83,000 and $115,000, respectively, was included in interest expense, which amount represents the estimated fair value of 335,000 warrants granted to the above contractor for an extension of time to pay the outstanding construction loans. The construction loans were paid in full in August 1998.

         Management believes that research and development costs as well as general and administrative expenses will increase as the Company continues to expand its clinical trial activities and increases production and radiolabeling capabilities for its Oncolym(R) and TNT antibodies.

         LIQUIDITY AND CAPITAL RESOURCES. At October 31, 1998, the Company had $1,599,000 in cash and cash equivalents and a working capital deficit of $1,104,000. The Company experienced losses in fiscal 1998 and during the first six months of fiscal 1999 and had an accumulated deficit of approximately $79,991,000 at October 31, 1998. The Company has significant commitments to expend additional funds for radiolabeling contracts, license contracts, severance arrangements and consulting. The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale-up for clinical trial production continues. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company expects that the monthly negative cash flow will continue for at least the next year as a result of increased activities in connection with the Phase II/III clinical trials for Oncolym(R) and the Phase I and Phase II clinical trials of TNT and the development costs associated with Vasopermeation Enhancement Agents ("VEAs") and Vascular Targeting Agents ("VTAs"). The Company believes that it will be necessary for it to raise additional capital to sustain research and development and provide for future clinical trials. Additional funds must be raised to continue its operations until the Company is able to generate sufficient additional revenue from the sale and/or licensing of its products. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient capital will be raised to complete the research and development of the Company's product candidates.

         The increased clinical trial activities and the manufacturing and radiolabeling scale-up efforts have impacted the Company's losses and cash consumption rate ("burn rate"). The Company believes it can only reduce the burn rate significantly if it reduces programs substantially or delays clinical trials and continued development of its scale-up efforts. The Company believes that it will continue to experience losses and negative cash flow from operations for the foreseeable future as it increases activities associated with the Phase II/III clinical trials for Oncolym(R) and Phase I and Phase II clinical trials for TNT and activities associated with the Company's research and development of its other technologies.

         COMMITMENTS. At October 31, 1998, the Company had fixed commitments of approximately $2,199,000 related to radiolabeling contracts, license contracts, severance arrangements, employment agreements and consulting agreements. In addition, the Company has additional significant obligations, most of which are contingent, for payments to licensors for its technologies and in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha Therapeutic Corporation ("Alpha") and Biotechnology Development Ltd. ("BTD"). While most of the obligation to Alpha is contingent upon the Company attaining certain milestones relating to the development of Oncolym(R), the Company presently believes the milestones are achievable and that it will incur these milestone obligations. The Company is actively pursuing a partner to assist with the marketing and development costs of Oncolym(R).

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

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

         NEED FOR ADDITIONAL CAPITAL. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company currently has commitments to expend additional funds for clinical trials, radiolabeling contracts, license contracts, severance arrangements, employment agreements, consulting agreements and for the repurchase of Oncolym(R) marketing rights from Alpha and BTD. The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale-up for clinical trial production continues. As a result of increased activities in connection with the Phase II/III clinical trials for Oncolym(R) and Phase I and Phase II clinical trials for TNT and the development costs associated with VEAs and VTAs, the Company expects that the monthly negative cash flow will continue.

         The Company has entered into an agreement for the sale and subsequent leaseback of its facilities, which consists of two buildings located in Tustin, California. The sale/leaseback transaction is with an unrelated entity and provides for the leaseback of the Company's facilities for a twelve-year period with two five-year options to renew. While the sale/leaseback agreement is in escrow, it is subject to completion of normal due diligence procedures by the buyer and there is no assurance that the transaction will be completed on a timely basis or at all.

         Without obtaining additional financing or completing the aforementioned sale/leaseback transaction, the Company believes that it has sufficient cash on hand to meet its obligations on a timely basis through December 31, 1998. Should the Company complete the sale and subsequent leaseback of its facilities by December 31, 1998, the Company believes it would have sufficient cash on hand and available pursuant to such equity line financing facility to meet its obligations on a timely basis through April, 1999. The Company's ability to access funds under such equity line financing facility is subject to the satisfaction of certain conditions precedent and the failure to satisfy these conditions may limit or preclude the Company's ability to access such funds, which could adversely affect the Company's business, immediate liquidity, financial position and results of operations unless additional financing sources are available.

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

         ANTICIPATED FUTURE LOSSES. The Company has experienced significant losses since inception. As of October 31, 1998, the Company's accumulated deficit was approximately $79,991,000. The Company expects to incur significant additional operating losses in the future and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials, and scale-up of manufacturing and radiolabeling capabilities. The Company expects losses to fluctuate substantially from quarter to quarter. All of the Company's products are in development, preclinical studies or clinical trials, and no significant revenues have been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate significant product revenues for at least the next year. There can be no assurance that the Company will ever generate product revenues sufficient to become profitable or to sustain profitability.

         TECHNOLOGICAL UNCERTAINTY. The Company's future success depends significantly upon its ability to develop and test workable products for which the Company will seek approval by the United States Food and Drug Administration ("FDA") to market to certain defined groups. A significant risk remains as to the technological performance and commercial success of the Company's technology and products. The products currently under development by the Company will require significant additional laboratory and clinical testing and investment over the foreseeable future. The research, development and testing activities, together with the resulting increases in associated expenses, are expected to result in operating losses for the foreseeable future. Although the Company is optimistic that it will be able to complete development of one or more of its products, (i) the Company's research and development activities may not be successful; (ii) proposed products may not prove to be effective in clinical trials; (iii) patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the trials (iv) the Company's product candidates may cause harmful side effects during clinical trials; (v) the Company's product candidates may take longer to progress through clinical trials than has been anticipated; (vi) the Company's product candidates may prove impracticable to manufacture in commercial quantities at a reasonable cost and/or with acceptable quality; (vii) the Company may not be able to obtain all necessary governmental clearances and approvals to market its products; (viii) the Company's product candidates may not prove to be commercially viable or successfully marketed; or (ix) the Company may not ever achieve significant revenues or profitable operations. In addition, the Company may encounter unanticipated problems, including development, manufacturing, distribution, financing and marketing difficulties. The failure to adequately address these difficulties could adversely affect the Company's business, financial position and results of operations.

         The results of initial preclinical and clinical testing of the products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. The Company's clinical data gathered to date with respect to its Oncolym(R) antibody are primarily from a series of Phase I and Phase II trials which were designed to develop and refine the therapeutic protocol to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with a radiolabeled antibody. Further, the data from this Phase II dose escalation trial were compiled from testing conducted at a single site and with a relatively small number of patients. Substantial additional development and clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this potential product. There can be no assurance that clinical trials of Oncolym(R), TNT or other product candidates under development will demonstrate the safety and efficacy of such products to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of Oncolym(R), TNT or any other therapeutic product under development could delay or prevent regulatory approval of the product and would adversely affect the Company's business, financial condition and results of operations.

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

         COMMERCIAL PRODUCTION. To conduct clinical trials on a timely basis, obtain regulatory approval and be commercially successful, the Company must scale-up its manufacturing and radiolabeling processes and ensure compliance with regulatory requirements of its product candidates so that those product candidates can be manufactured and radiolabeled in increased quantities. As the Company's products currently in clinical trials, Oncolym(R) and TNT, move towards FDA approval, the Company or contract manufacturers must scale-up the production processes to enable production and radiolabeling in commercial quantities. The Company has expended significant funds for the scale-up of its antibody manufacturing capabilities for clinical trial requirements for its Oncolym(R) and TNT products and for refinement of its radiolabeling processes. If the Company were to commercially self-manufacture either of these products, it will have to expend an estimated additional six to ten million dollars for production facility expansion. However, the Company believes it can successfully negotiate an agreement with contract antibody manufacturers to have these products produced with approximately one to three million in start-up costs and additional production costs on a "per run basis", thereby deferring or reducing the significant expenditure (six to ten million dollars) estimated to scale-up manufacturing. The Company believes that it can successfully negotiate an agreement with contract radiolabeling companies to provide radiolabeling services to meet commercial demands. Such a contract would, however, require a substantial investment by the Company (estimated at five to nine million dollars over the next two years) for equipment and related production area enhancements required by these vendors, and for vendor services associated with technology transfer assistance, scale-up and production start-up, and for regulatory assistance. The Company anticipates that production of its products in commercial quantities will create technical and financial challenges for the Company. The Company has limited manufacturing experience, and no assurance can be given as to the Company's ability to scale-up its manufacturing operations, the suitability of the Company's present facility for clinical trial production or commercial production, the Company's ability to make a successful transition to commercial production and radiolabeling or the Company's ability to reach an acceptable agreement with contract manufacturers to produce and radiolabel Oncolym(R), TNT, or the Company's other product candidates, in clinical or commercial quantities. The failure of the Company to scale-up its manufacturing and radiolabeling for clinical trial or commercial production or to obtain contract manufacturers, could adversely affect the Company's business, financial position and results of operations.

         SHARES ELIGIBLE FOR FUTURE SALE; DILUTION. The decline in the market price of the Company's Common Stock has lead to substantial dilution to holders of Common Stock. Under the terms of the Company's agreement with the holders of the Class C Stock, the shares of the Class C Stock are convertible into shares of the Company's Common Stock at the lower of a conversion cap of $0.5958 (the "Conversion Cap") or a conversion price equal to the average of the lowest trading price of the Company's Common Stock for the five consecutive trading days ending with the trading date prior to the date of conversion reduced by 27 percent. The Company's agreement with the holders of the Class C Stock also provides that upon conversion, the holders of the Class C Stock will also receive warrants to purchase one-fourth of the number of shares of Common Stock issued upon conversion of the Class C Stock at an exercise price of $0.6554 per share (or 110% of the Conversion Cap), which warrants will expire in April 2002 (the "Class C Warrants"). Dividends on the Class C Stock are payable quarterly in shares of Class C Stock or cash, at the option of the Company, at the rate of $50.00 per share per annum.

         From September 26, 1997 (the date the Class C Stock became convertible into Common Stock) through November 30, 1998, 13,703 shares of Class C Stock, including Class C dividend shares and additional shares of Class C Stock issued during fiscal year 1998 (as described below), were converted into 24,719,415 shares of Common Stock, resulting in substantial dilution to the common stockholders. In addition, in conjunction with the conversion of the Class C Stock, the holders were granted warrants to purchase shares of Common Stock of the Company. Class C Warrants to purchase 6,144,537 shares of common stock have been exercised on a combined cash and cashless basis through November 30, 1998, at an exercise price of $.6554 per share, in exchange for 5,831,980 shares of common stock and proceeds to the Company of $3,599,901. As of November 30, 1998, Warrants to purchase 35,244 shares of common stock were outstanding. During fiscal year 1998, the registration statement required to be filed by the Company pursuant to the Company's agreement with the holders of the Class C Stock was not declared effective by the 180th day following the closing date of such offering, and therefore, the Company was required to issue an additional 325 shares of Class C Stock, calculated in accordance with the terms of such agreement. At November 30, 1998, 270 shares of Class C Stock remained outstanding and may be converted into shares of Common Stock at the lower of a 27% discount from the average of the lowest market trading price for the five consecutive trading days preceding the date of conversion or $.5958 per share. Assuming the conversion of all of such remaining shares of Class C Stock at the Conversion Cap, the Company is required to issue to the holders of the Class C Stock upon conversion thereof an aggregate of approximately 453,000 shares of Common Stock and Class C Warrants to purchase an aggregate of up to approximately 113,000 shares of Common Stock at a purchase price of $.6554 per share.

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

         Pursuant to the terms of a Regulation D Common Stock Equity Line Subscription Agreement dated as of June 16, 1998 (the "Equity Line Agreement"), between the Company and two institutional investors (the "Equity Line Investors") (and assuming, solely for purposes of this Form 10-Q, a 10-day low closing bid price per share of not less than $1.00, which allows the Company to sell the maximum number of shares of Common Stock to the Equity Line Investors for maximum proceeds of $16,500,000), the Company may, at its option, sell to the Equity Line Investors up to 20,625,000 shares of Common Stock (the "Equity Line Investor Shares") and issue warrants to the Equity Line Investors to purchase up to an additional 2,062,500 shares of Common Stock (the "Equity Line Investor Warrants"). The price at which the Equity Line Investor Shares will be issued and sold by the Company to the Equity Line Investors will be equal to (i) 82.5% of the lowest closing bid price during the ten trading days (the "10 day low closing bid price") immediately preceding the date on which such shares are sold to the Equity Line Investors, or (ii) if 82.5% of such 10 day low closing bid price results in a discount of less than twenty cents ($0.20) per share from such 10 day low closing bid price, such 10 day low closing bid price minus twenty cents ($0.20). In addition, the Company may be obligated to issue to the Equity Line Investors an additional 954,545 shares of Common Stock upon adjustment of the purchase price of shares of Common Stock already issued to the Equity Line Investors on the three-month and six-month anniversary of the date on which the registration statement with respect to such shares is declared effective by the Commission (the "Adjustment Shares"). In addition, pursuant to the terms of a Placement Agent Agreement dated as of June 16, 1998 entered into by the Company in connection with the execution and delivery of the Equity Line Agreement (the "Placement Agent Agreement"), the Company may also be obligated to issue to the placement agent up to 1,726,364 shares of Common Stock (the "Equity Line Placement Agent Shares") and warrants to purchase up to an additional 165,000 shares of Common Stock (the "Equity Line Placement Agent Warrants"). The Company will not receive any proceeds from the exercise of the Equity Line Investor Warrants or the Equity Line Placement Agent Warrants, which may only be exercised pursuant to a cashless exercise in accordance with the express terms thereof.

         In addition to the Class C Warrants, Equity Line Investor Warrants and Equity Line Placement Agent Warrants, at November 30, 1998, the Company had outstanding warrants and options to employees, directors, consultants and other parties to issue approximately 8,591,000 shares of Common Stock at an average price of $1.12 per share.

         The sale and issuance of the Equity Line Investor Shares may result in substantial dilution to the existing holders of Common Stock. The issuance of the Equity Line Investor Shares, the Adjustments Shares and the Equity Line Placement Agent Shares, and the issuance of shares of Common Stock issuable upon conversion of the remaining Class C Stock and upon exercise of the remaining Class C Warrants, the Equity Line Investor Warrants, the Equity Line Placement Agent Warrants and such other outstanding warrants and options, as well as subsequent sales of the Equity Line Investor Shares, the Adjustment Shares, the Equity Line Placement Agent Shares and such shares of Common Stock in the open market, could adversely affect the market price of the Company's Common Stock and impair the Company's ability to raise additional capital.

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

         MAINTENANCE CRITERIA FOR NASDAQ SMALLCAP MARKET, RISKS OF LOW-PRICED SECURITIES. The Company's Common Stock is presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's Common Stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have either net tangible assets of at least $2,000,000, market capitalization of at least $35,000,000, or net income (in either its latest fiscal year or in two of its last three fiscal years) of at least $500,000. In addition, the Company must meet other requirements, including, but not limited to, having a public float of at least 500,000 shares and $1,000,000, a minimum closing bid price of $1.00 per share of Common Stock (without falling below this minimum bid price for a period of 30 consecutive business days), at least two market makers and at least 300 stockholders, each holding at least 100 shares of Common Stock. For the period of January 29, 1998 through May 4, 1998, the Company failed to maintain a $1.00 minimum closing bid price. From May 5, 1998, through September 2, 1998, the Company met this requirement. However, at various times since September 2, 1998, the Company has failed to maintain a $1.00 minimum closing bid price and currently expects the closing bid price of the Common Stock to fall below the $1.00 minimum bid requirement from time to time in the future. If the Company fails to meet the minimum closing bid price of $1.00 for a period of 30 consecutive business days, it will be notified by the Nasdaq and will then have a period of 90 calendar days from such notification to achieve compliance with the applicable standard by meeting the minimum closing bid price requirement for at least 10 consecutive business days during such 90 day period. There can be no assurance that the Company will be able to maintain these requirements in the future. If the Company fails to meet the Nasdaq SmallCap Market listing requirements, the market value of the Common Stock could decline and holders of the Company's Common Stock would likely find it more difficult to dispose of and to obtain accurate quotations as to the market value of the Common Stock. In addition, if the Company's Common Stock closing minimum bid price is not at least $1.00 per share for ten consecutive days before a call by the Company under the Equity Line Agreement or if the Company's Common Stock ceases to be included on the Nasdaq SmallCap Market, the Company would have limited or no access to funds under the Equity Line Agreement.

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

         INTENSE COMPETITION. The biotechnology industry is intensely competitive and changing rapidly. Virtually all of the Company's existing competitors have greater financial resources, larger technical staffs, and larger research budgets than the Company and greater experience in developing products and running clinical trials. Two of the Company's competitors, Idec Pharmaceuticals Corporation ("Idec") and Coulter Pharmaceuticals, Inc. ("Coulter"), each has a lymphoma antibody that may compete with the Company's Oncolym(R) product. Idec is currently marketing its lymphoma product for low grade non-Hodgkins Lymphoma and the Company believes that Coulter will be marketing its respective lymphoma product prior to the time the Oncolym(R) product will be submitted to the FDA for marketing approval. Coulter has also announced that it intends to seek to conduct clinical trials of its antibody treatment for intermediate and/or high grade non-Hodgkins lymphomas. There are several companies in preclinical studies with angiogenesis technologies which may compete with the Company's VTA technology. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to the Company's technologies and products. Some or all of these companies may also have greater financial and technical resources than the Company. Accordingly, there can be no assurance that the Company will be able to compete successfully or that competition will not adversely affect the Company's business, financial position and results of operations. There can be no assurance that the Company's existing and future competitors will not be able to raise substantial funds and to employ these funds and their other resources to develop products which compete with the Company's other product candidates.

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

         SOURCE OF RADIOLABELING SERVICES. The Company currently procures its radiolabeling services pursuant to negotiated contracts with one domestic entity and one European entity. There can be no assurance that these suppliers will be able to qualify their facilities, label and supply antibody in a timely manner, if at all, or that governmental clearances will be provided in a timely manner, if at all, and that clinical trials will not be delayed or disrupted. Prior to commercial distribution, the Company will be required to identify and contract with a commercial radiolabeling company for commercial services. The Company is presently in discussions with a few companies to provide commercial radiolabeling services. A commercial radiolabeling service agreement will require the investment of substantial funds by the Company. See "Commercial Production." The Company expects to rely on its current suppliers for all or a significant portion of its requirements for the Oncolym(R) and TNT antibody products to be used in clinical trials for the immediate future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the I131 radioisotope. Accordingly, any change in the Company's existing or future contractual relationships with, or an interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market the Oncolym(R) and TNT antibodies, if approved. Any such change or interruption would adversely affect the Company's business, financial condition and results of operations.

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

         PATENTS AND PROPRIETARY RIGHTS. The Company's success depends, in large part, on its ability to obtain or maintain a proprietary position in its products through patents, trade secrets and orphan drug designations. The Company has several United States patents or United States patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications owned by other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. The patent position worldwide of biotechnology companies in relation to proprietary products is highly uncertain and involves complex legal and factual questions. Moreover, any patents issued to the Company or the Company's licensors may be infringed by others or may not be enforceable against others. In addition, there can be no assurance that the patents, if issued, would be held valid or enforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. The Company may have to participate in interference proceedings if declared by the United States Patent and Trademark Office to determine priority of inventions, which typically take several years to resolve and could result in substantial costs to the Company.

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

         IMPACT OF THE YEAR 2000. The Company has identified substantially all of its major hardware and software platforms in use and is continually modifying and upgrading its software and information technology ("IT") and non-IT systems. The Company has modified its current financial software to be Year 2000 ("Y2K") compliant. The Company does not believe that, with upgrades of existing software and/or conversion to new software, the Y2K issue will pose significant operational problems for its internal computer systems. The Company expects all systems to be Y2K compliant by April 30, 1999 through the use of internal and external resources. The Company has incurred insignificant costs to date associated with Y2K compliance and the Company presently believes estimated future costs will not be material. However, the systems of other companies on which the Company may rely also may not be timely converted, and failure to convert by another company could have an adverse effect on the Company's systems. The Company presently believes the Y2K problem will not pose significant operational problems and is not anticipated to have a material effect on its financial position or results of operations in any given year. However, actual results could differ materially from the Company's expectations due to unanticipated technological difficulties or project delays by the Company or its suppliers. If the Company and third parties upon which it relies are unable to address the issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company is in the process of developing a contingency plan and plans to devote all resources required to attempt to resolve any significant Y2K issues in a timely manner.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         Not applicable.

                                     PART II

Item 1.  Legal Proceedings.  None.
         ------------------

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period commencing on August 1, 1998 and ending on October 31, 1998 involving issuances and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the Securities Act")

         On or about October 23, 1998, in consideration of the extension by Biotechnology Development Ltd. ("BTD") of the Company's option to repurchase the marketing rights to LYM antibodies, which repurchase option was granted to the Company in conjunction with a distribution agreement entered into by the Company and BTD in 1996, the Company issued to BTD an option to purchase up to 125,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, which options are immediately exercisable and expire on October 22, 2001.

         The issuance of the securities of the Company in the above transaction was deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipient of such securities either received adequate information about the Company or had access, through employment or other relationships with the Company, to such information.

Item 3.  Defaults Upon Senior Securities.  None.
         --------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         The Company held an annual meeting of stockholders' on October 13, 1998. The directors elected at the meeting were Larry O. Bymaster, Rockell N. Hankin, William C. Shepherd, Carmelo J. Santoro, Ph.D., Clive R. Taylor, M.D. Ph.D., and Thomas R. Testman. The following represent matters voted upon and the results of the voting:


                                                       FOR            AGAINST OR
                                                                       WITHHELD
   1)    Election of Directors:
           Larry O. Bymaster                       40,805,311         1,426,308
           Rockell N. Hankin                       40,521,105         1,710,514
           William C. Shepherd                     40,773,407         1,458,212
           Carmelo J. Santoro, Ph.D.               38,369,588         3,862,031
           Clive R. Taylor, M.D. Ph.D.             40,258,961         1,972,658
           Thomas R. Testman                       40,535,811         1,695,808

                                                       FOR            AGAINST OR
                                                                       WITHHELD

   2)   To approve the issuance of Common          23,951,281         3,646,509
        Stock pursuant to a $20,000,000
        equity-based line of credit to the
        extent that such issuance could result
        in the Company issuing more than twenty
        percent (20%) of the issued and outstanding
        Common Stock of the Company as of September
        2, 1998

   3)   To ratify the appointment of Deloitte      40,208,058         2,023,561
        & Touche LLP as independent auditors
        of the Company for the fiscal year
        ending April 30, 1999


Item 5.  Other Information.  None.
         ------------------

Item 6.  Exhibits and Report on Form 8-K.
         --------------------------------

                  (a)     Exhibits:

                  Exhibit Number      Description
                  --------------      -----------
                      10.44               Severance Agreement between Lon H.
                                          Stone and Techniclone Corporation
                                          dated July 28, 1998.

                      10.45               Severance Agreement between William
                                          (Bix) V. Moding and Techniclone
                                          Corporation dated September 25, 1998.

                      10.46 Option Agreement dated October 23, 1998 between Biotechnology Development Ltd. and Techniclone Corporation.

                      27                  Financial Data Schedule.

                      (b)     Reports on Form 8-K:  None

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TECHNICLONE CORPORATION



                                     By:   /s/ Steven  C. Burke
                                           ------------------------------------
                                           Chief Financial Officer (signed both
                                           as an officer duly authorized to sign
                                           on behalf of the Registrant and
                                           principal financial officer and chief
                                           accounting officer)



TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1998 AND OCTOBER 31, 1998 (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                                        APRIL 30,           OCTOBER 31,
                                                                          1998                 1998
                                                                     ---------------    ---------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                            $    1,736,000     $    1,599,000
Other receivables, net                                                       71,000             51,000
Inventories, net                                                             46,000             87,000
Prepaid expenses and other current assets                                   304,000            254,000
                                                                     ---------------    ---------------

         Total current assets                                             2,157,000          1,991,000

PROPERTY:
Land                                                                      1,051,000          1,051,000
Buildings and improvements                                                6,227,000          6,666,000
Laboratory equipment                                                      2,174,000          2,623,000
Furniture, fixtures and computer equipment                                  921,000            927,000
Construction-in-progress                                                    524,000             11,000
                                                                     ---------------    ---------------

                                                                         10,897,000         11,278,000
Less accumulated depreciation and amortization                           (1,625,000)        (2,113,000)
                                                                     ---------------    ---------------

Property, net                                                             9,272,000          9,165,000

OTHER ASSETS:
Patents, net                                                                211,000            189,000
Note receivable from shareholder and former director (Note 5)               381,000            330,000
Other                                                                        18,000             12,000
                                                                     ---------------    ---------------

         Total other assets                                                 610,000            531,000
                                                                     ---------------    ---------------

                                                                     $   12,039,000     $   11,687,000
                                                                     ===============    ===============


See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1998 AND OCTOBER 31, 1998 (UNAUDITED)  (CONTINUED)
-------------------------------------------------------------------------------------------------------

                                                                        APRIL 30,           OCTOBER 31,
                                                                          1998                 1998
                                                                     ---------------    ---------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts payable                                                    $      729,000     $    1,367,000
 Notes payable, current                                                   2,503,000            115,000
 Accrued legal and accounting fees                                          584,000            380,000
 Accrued license termination fees                                           350,000            100,000
 Accrued royalties and sponsored research                                   190,000            261,000
 Accrued payroll and related costs                                          141,000            105,000
 Accrued interest                                                            15,000             15,000
 Other current liabilities                                                  153,000            752,000
                                                                     ---------------    ---------------

          Total current liabilities                                       4,665,000          3,095,000

 NOTES PAYABLE                                                            1,926,000          1,872,000

 OTHER LONG TERM LIABILITIES                                                                   133,000

 COMMITMENTS (Note 5)

 STOCKHOLDERS' EQUITY (Note 4):
 Preferred stock- $.001 par value; authorized 5,000,000 shares:
     Class C convertible preferred stock, shares outstanding -
        April 1998, 4,807 shares; October 1998, 354 shares
        (liquidation preference of $355,503 at October 31, 1998)
  Common stock-$.001 par value; authorized 120,000,000 shares;
     outstanding April 1998 - 48,547,351 shares;
     October 1998 - 66,699,993 shares                                        49,000             67,000
 Additional paid-in capital                                              78,423,000         86,869,000
 Accumulated deficit                                                    (72,639,000)       (79,991,000)
                                                                     ---------------    ---------------
                                                                          5,833,000          6,945,000
 Less notes receivable from sale of common stock                           (385,000)          (358,000)
                                                                     ---------------    ---------------

     Total stockholders' equity                                           5,448,000          6,587,000
                                                                     ---------------    ---------------

                                                                     $   12,039,000     $   11,687,000
                                                                     ===============    ===============


See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 1997 AND 1998 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              -------------------------------     -------------------------------
                                                OCTOBER 31,      OCTOBER 31,       OCTOBER 31,       OCTOBER 31,
                                                   1997             1998              1997              1998
                                              -------------     -------------     -------------     -------------
REVENUES:
Net product sales and royalties               $                 $                 $      4,000      $
Interest and other income                          161,000            84,000           360,000           161,000
                                              -------------     -------------     -------------     -------------
       Total revenues                              161,000            84,000           364,000           161,000

COSTS AND EXPENSES:
Cost of sales                                                                            4,000
Research and development                         1,985,000         2,306,000         3,392,000         4,157,000
General and administrative                       1,551,000         1,186,000         2,565,000         2,478,000
Interest                                            54,000            96,000           103,000           336,000
                                              -------------     -------------     -------------     -------------
       Total costs and expenses                  3,590,000         3,588,000         6,064,000         6,971,000

NET LOSS                                      $ (3,429,000)     $ (3,504,000)     $ (5,700,000)     $ (6,810,000)
                                              =============     =============     =============     =============
Net loss before preferred stock accretion
  and dividends                               $ (3,429,000)     $ (3,504,000)     $ (5,700,000)     $ (6,810,000)
Preferred stock accretion and dividends:
  Imputed dividends on Class B and
    Class C Preferred Stock                       (275,000)                           (582,000)          (11,000)

  Accretion of Class C Preferred
    Stock Discount                                (745,000)                         (1,577,000)         (531,000)
                                              -------------     -------------     -------------     -------------

Net Loss Applicable to Common Stock           $ (4,449,000)     $ (3,504,000)     $ (7,859,000)     $ (7,352,000)
                                              =============     =============     =============     =============

Weighted Average Shares Outstanding             27,447,152        66,440,756        27,403,688        63,093,696
                                              =============     =============     =============     =============
BASIC AND DILUTED LOSS PER
  SHARE (Notes 2)                             $      (0.16)     $      (0.05)     $      (0.29)     $      (0.12)
                                              =============     =============     =============     =============


See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Notes
                                      Preferred                               Additional                  Receivable       Net
                                      Stock                 Common Stock       Paid-In     Accumulated   from Sale of  Stockholders'
                                 Shares     Amount      Shares      Amount      Capital       Deficit     Common Stock     Equity
                                --------- --------- ------------- ---------- ------------- ------------- ------------- ------------

BALANCES, May 1, 1998              4,807  $      -    48,547,351  $  49,000  $ 78,423,000  $(72,639,000) $   (385,000) $ 5,448,000

Accretion of Class C preferred
  stock dividends and discount                                                    531,000      (542,000)                   (11,000)

Preferred stock issued upon
  exercise of Class C
  Placement Agent Warrant            530                                          530,000                                  530,000

Common stock issued upon
  conversion of Class C
  preferred stock                 (4,983)              9,036,137      9,000        (9,000)

Common stock issued upon
  exercise of Class C warrants                         5,831,980      6,000     3,594,000                                3,600,000

Common stock issued for cash
  and upon exercise of options                           428,200                  257,000                                  257,000

Common stock issued under the
  Equity Line for cash (Note 4)                        2,749,090      3,000     3,092,000                                3,095,000

Common stock issued for
  services and interest                                  107,235                  156,000                                  156,000

Stock-based compensation                                                          295,000                                  295,000

Payment on notes receivable                                                                                    27,000       27,000

Net loss                                                                                     (6,810,000)                (6,810,000)
                                --------- --------- ------------- ---------- ------------- ------------- ------------- ------------
BALANCES, October 31, 1998           354  $      -    66,699,993  $  67,000  $ 86,869,000  $(79,991,000) $   (358,000) $ 6,587,000
                                ========= ========= ============= ========== ============= ============= ============= ============


See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1998 (UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                                               SIX MONTHS ENDED
                                                                    -----------------------------------
                                                                      OCTOBER 31,         OCTOBER 31,
                                                                         1997                1998
                                                                    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $   (5,700,000)     $   (6,810,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Stock-based compensation and common stock issued for
      interest and services                                                312,000             451,000
    Depreciation and amortization                                          296,000             511,000
    Loss on disposal of assets                                                                   6,000
    Inventory write-off, net of reserve for contract losses                (53,000)
    Severance expense                                                                          351,000
Changes in operating assets and liabilities:
  Other receivables                                                        163,000              20,000
  Inventories, net                                                         (86,000)            (41,000)
  Prepaid expenses and other current assets                               (119,000)             50,000
  Other assets                                                                                   6,000
  Accounts payable and accrued legal and accounting fees                 1,149,000             434,000
  Accrued license termination fees                                                            (250,000)
  Accrued royalties and sponsored research fees                           (155,000)             71,000
  Other accrued expenses and current liabilities                           417,000             396,000
                                                                    ---------------     ---------------

         Net cash used in operating activities                          (3,776,000)         (4,805,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                                      (2,947,000)
Property acquisitions                                                   (2,062,000)           (388,000)
Increase in other assets                                                   (74,000)
                                                                    ---------------     ---------------

         Net cash used in investing activities                          (5,083,000)           (388,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                     572,000           6,952,000
Proceed from issuance of Class C Preferred Stock                                               530,000
Proceeds from notes receivable payment                                                          27,000
Proceeds from issuance of long-term debt                                    98,000
Principal payments on notes payable                                        (46,000)         (2,442,000)
Payment of Class C dividends and offering costs                           (120,000)            (11,000)
                                                                    ---------------     ---------------

         Net cash provided by financing activities                         504,000           5,056,000


See accompanying notes to consolidated financial statements



TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1998 (UNAUDITED)  (CONTINUED)
-------------------------------------------------------------------------------------------------------


                                                                               SIX MONTHS ENDED
                                                                    -----------------------------------
                                                                      OCTOBER 31,         OCTOBER 31,
                                                                         1997                1998
                                                                    ---------------     ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           $   (8,355,000)     $     (137,000)

CASH AND CASH EQUIVALENTS,
   beginning of period                                                  12,229,000           1,736,000
                                                                    ---------------     ---------------

CASH AND CASH EQUIVALENTS,
   end of period                                                    $    3,874,000      $    1,599,000
                                                                    ===============     ===============

SUPPLEMENTAL INFORMATION:

Interest paid                                                       $      103,000      $      100,000
                                                                    ===============     ===============
Income taxes paid                                                   $        1,000      $        2,000
                                                                    ===============     ===============


See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

1) BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1998 and during the first six months of fiscal 1999 and has an accumulated deficit of $79,991,000 at October 31, 1998. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

         During the six month period ended October 31, 1998, the Company received total funding of approximately $7,482,000 from (i) the sale of common stock pursuant to a Regulation D Common Stock Equity Line Subscription Agreement dated as of June 16, 1998 between the Company and two institutional investors (the "Equity Line Agreement") ($3,095,000, net of commissions, legal, accounting and other offering costs of $405,000), (ii) the exercise of options and warrants, including the Class C preferred stock warrants ($3,857,000) and (iii) the exercise of a Class C Placement Agent Warrant ($530,000), which has resulted in cash and cash equivalents balance of $1,599,000 as of October 31, 1998. Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs. The Company believes that it has sufficient cash on hand to meet its obligations on a timely basis through December 31, 1998. Should the Company complete the sale and subsequent leaseback of its facilities by December 31, 1998, the Company believes it would have sufficient cash on hand and available pursuant to the Equity Line Agreement to meet its obligations on a timely basis through April 1999.

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at October 31, 1998, and the consolidated results of its operations and its consolidated cash flows for the six months ended October 31, 1998 and 1997. Although the Company believes that the disclosures in the financial statements

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Securities and Exchange Commission on July 29, 1998.

         Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

2) NET LOSS PER SHARE. Net loss per share is calculated by adding the net loss for the quarter and six month period to the Preferred Stock dividends and Preferred Stock issuance discount accretion on the Class B Preferred Stock and the Class C Preferred Stock during the quarter and six month period divided by the weighted average number of shares of common stock outstanding during the quarter and six month period. Shares issuable upon the exercise of common stock warrants and options have been excluded from the quarter and six month period ended October 31, 1998 and 1997 per share calculation because their effect is antidilutive. Accretion of the Class B and Class C Preferred Stock dividends and issue discount amounted to $1,020,000 for the quarter ended October 31, 1997 and $2,159,000 and $542,000 for the six month periods ended October 31, 1997 and 1998, respectively.

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

         The Company adopted Financial Accounting Standards Board (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" on May 1, 1998. SFAS No. 131 established standards of reporting by publicly held businesses and disclosures of information about operating segments in annual financial statements, and to a lesser extent, in interim financial reports issued to shareholders. The adoption of SFAS No. 131 had no impact on the Company's consolidated unaudited financial statements or related disclosures for the three and six month periods ended October 31, 1997 and 1998.

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         statements of financial position and measure those instruments at fair value. The Company has not determined the impact on the consolidated financial statements, if any, upon adopting SFAS No. 133.

4) STOCKHOLDERS' EQUITY. During June 1998, the Company secured access of up to $20,000,000 under a Common Stock Equity Line (Equity Line) with two institutional investors ("Equity Line Investors"), expiring in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell
         (Put) shares of the Company's common stock for up to $20,000,000 upon the effective registration of the Put shares. After effective registration for the Put shares, unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to those set forth in Rule 144(e). At the time of each Put, the investors will be issued a warrant, expiring on December 31, 2004, to purchase up to 10% of the amount of common stock issued to the investor at the same price at the time of the Put.

         During the quarter ended July 31, 1998, the Company sold 2,749,090 shares of the Company's common stock under the Equity Line, including commission shares, for gross proceeds to the Company of $3,500,000. One-half of this amount is subject to adjustment at three months after the effective date of the registration statement registering these shares with the second half subject to adjustment six months after such effective date of the registration of these shares (the "Reset Provision"). At each adjustment date, if the market price at the three or six month period ("Adjustment Price") is less than the initial price paid for the common stock, the Company will be required to issue additional shares of its common stock equal to the difference between the amount of shares which would have been issued if the price had been the Adjustment Price for $1,750,000. The Company will also be required to issue additional warrants at each three month and six month period for 10% of any additional shares issued. Future Puts under the Equity Line will be priced at (i) 82.5% of the lowest closing bid price during the ten trading days (the "10 day low closing bid price") immediately preceding the date on which such shares are sold to the Institutional Investors, or (ii) if 82.5% of such 10 day low closing bid price results in a discount of less than twenty cents ($0.20) per share from such 10 day low closing bid price, such 10 day low closing bid price minus twenty cents ($0.20). If the Company does not exercise the full amount of its Put rights, then the Company will issue Commitment Warrants on the first, second, and third anniversary of the Equity Line Agreement. The amount of Commitment Warrants to be issued will be equal to the difference of $6,666,666, $13,333,333 and $20,000,000
         (Commitment Amounts), respectively, less the actual cumulative total dollar amount of Puts which have been exercised by the Company to such anniversary date. On each anniversary date, the Company will issue that number of shares equal to ten percent (10%) of the shares of common stock which would be issued by subtracting the actual cumulative dollar amount of Puts for such anniversary date from the Commitment Amounts on such anniversary date and dividing the result by the market price of the Company's common stock.

         In accordance with the Emerging Issues Task Force Issue No. 96-13, "Accounting for Derivative Financial Instruments", contracts that require a company to deliver shares as part of a physical settlement should be measured at the estimated fair value on the date of the

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         initial Put. As such, the Company had an independent appraisal performed to determine the estimated fair market value of the various financial instruments included in the Equity Line Agreement and recorded the related financial instruments as reclassifications between equity categories. Reclassifications were made for the estimated fair market value of the warrants issued and estimated Commitment Warrants to be issued under the Equity Line of $1,140,000 and the estimated fair market value of the Reset Provision of $400,000 as additional consideration and have been included in the accompanying unaudited financial statements. The above recorded amounts were offset by $700,000 related to the restrictive nature of the common stock issued under the initial tranche in June 1998 and the estimated fair market value of the Equity Line Put Option of $840,000.

5) COMMITMENTS. During the quarter ended July 31, 1998, the Company entered into an agreement for the sale and subsequent leaseback of its facilities, which consists of two buildings located in Tustin, California. The sale/leaseback transaction is with an unrelated entity and provides for the leaseback of the Company's facilities for a twelve-year period with two five-year options to renew. Net proceeds from the sale of the Company's facilities will be used for general working capital purposes. As the sale/leaseback agreement is in escrow and subject to completion of normal due diligence procedures by the buyer, there is no assurance that the transaction will be completed on a timely basis or at all.

         On February 29, 1996, the Company entered into a Distribution Agreement with Biotechnology Development Limited ("BTD"). Under the terms of the agreement, BTD was granted the right to market and distribute LYM products in Europe and other designated foreign countries in exchange for a nonrefundable fee of $3,000,000 and the performance of certain duties by BTD as outlined in the agreement. The agreement also provides that the Company will retain all manufacturing rights to the LYM antibodies and will supply the LYM antibodies to BTD at preset prices. In conjunction with the agreement, the Company was granted an option to repurchase the marketing rights to the LYM antibodies through August 29, 1998, at its sole discretion. Although the Company did not exercise its rights under the repurchase option as of such date, BTD subsequently agreed to extend the repurchase option through August 30, 1999 in consideration of cash payments to BTD aggregating $431,250 (with $93,750 payable immediately and $112,500 payable each quarter thereafter, beginning December 1, 1998) and the issuance by the Company to BTD of options to purchase 125,000 shares of Common Stock at an exercise price of $3.00 per share with a three-year term. The repurchase option may be canceled by the Company upon 90 days' notice to BTD. The repurchase price under the repurchase option, if exercised by the Company, would include a cash payment of $4,500,000, the issuance of an option to purchase 1,000,000 shares of Common Stock at an exercise price of $5.00 per share with a five-year term and royalties equal to 5% of gross sales of LYM products in designated geographic areas. Alternatively, if the repurchase option is not exercised by the Company and BTD elects to market LYM products itself and requests clinical data from the Company, BTD will make a cash payment of $1,000,000 to the Company and will pay royalties to the Company equal to 5% of gross sales on LYM products in designated geographic areas.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         During the quarter ended July 31, 1998, the Company renegotiated a severance agreement with its former Chief Executive Officer (CEO). The Company's former CEO's employment agreement provided that the Company make immediate and substantial cash expenditure upon his termination. The Company did not have sufficient cash resources to fulfill its obligations under the former CEO's employment agreement. Accordingly, at the direction of the Board of Directors, the Company negotiated a new Severance Agreement with its former CEO to conserve cash. The new Severance Agreement provides for its former CEO to be paid $300,000 a year for the period beginning March 1, 1998 through March 1, 2000. Unexercised and unvested outstanding stock options on March 1, 1998, will vest and be paid as follows: one-third of the unexercised, unvested options outstanding on March 1, 1998 will vest immediately and be paid to the former CEO on December 31, 1998; one-third of the unexercised, unvested and outstanding options on March 1, 1998, will vest on March 1, 1999 and be paid on December 31, 1999; and one-third of the unexercised, unvested and outstanding options on March 1, 1998, will vest and be paid on March 1, 2000. In addition, the Company will make appropriate payments, at the bonus rate, to the appropriate taxing authorities. During the employment period, beginning on March 1, 1998 and ending on March 1, 2000, the former CEO will, with certain exceptions, be eligible for Company benefits. Pursuant to the Severance Agreement, the former CEO will be available to work for the Company for a minimum of 25 hours per week. In addition, as part of the former CEO's agreement to modify his existing severance package, the Company agreed that if the former CEO did not compete during the period beginning March 1, 1998 and ending February 29, 2000, the Company will, on March 1, 2000, pay the former CEO an amount equal to his note of $350,000, plus all accrued interest thereon, which will be used to retire the respective note. During the six months ended October 31, 1998, the Company expensed approximately $564,000 for related severance pay which has been included in general and administrative expenses in the accompanying consolidated financial statements.

         On October 4, 1998, Mr. William Moding resigned from his position as Vice President, Operations and Administration to pursue other personal and business interests. In connection with Mr. Moding's resignation, the Company entered into a revised severance agreement with Mr. Moding pursuant to which Mr. Moding will provide consulting services to the Company as an independent consultant for a fixed and non-cancelable period of sixteen months continuing until January 31, 2000, in consideration of the payment to Mr. Moding of a monthly consulting fee of $12,500 and the issuance of an aggregate of 320,000 shares of Common Stock during such period for the exercise of outstanding stock options, without the requirement of any payment by Mr. Moding of the exercise price ($.60 per share) therefor. In addition, the Company has agreed to make tax payments totaling $65,280 to federal and state taxing authorities on behalf of Mr. Moding to offset the income to Mr. Moding resulting from the non-payment of the exercise price for such options and to pay Mr. Moding all accrued and unused vacation pay and accrued back pay relating to salary deferral for the period from March 21, 1998 through October 3, 1998. Pursuant to the revised agreement, Mr. Moding will be required to repay the Company the entire outstanding principal balance and accrued interest thereon under two stock option exercise notes by no later than January 31, 2000 and to execute a standard form security agreement relating to the stock option exercise notes to pledge Mr. Moding's interest in the stock options and his personal assets as backup collateral to secure his obligations under the two stock option exercise notes. During the quarter ended October 31, 1998,

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         the Company expensed approximately $65,000 for related severance pay, which has been included in general and administrative expenses in the accompanying consolidated financial statements.


         On November 2, 1998, Elizabeth Gorbett-Frost resigned from her position as Chief Financial Officer of the Company to pursue other personal and business interests. However, Ms. Gorbett-Frost agreed to remain in her position as Corporate Secretary of the Company until November 30, 1998. In connection with Ms. Gorbett-Frost's resignation, the Company entered into a severance agreement with Ms. Gorbett-Frost pursuant to which she will remain as a non-officer employee of the Company through April 30, 1999 in consideration of the payment to Ms. Gorbett-Frost of a bi-weekly salary in the amount of $6,731, with the first such payment to be made on December 11, 1998 and a final payment of $5,609 to be made on April 30, 1999. Ms. Gorbett-Frost will also be entitled to exercise the outstanding options she presently holds to acquire up to 113,334 shares of Common Stock pursuant to the Company's 1996 Stock Incentive Plan until 90 days after April 30, 1999, at the stated exercise price of $.60 per share. In addition, Ms. Gorbett-Frost will be eligible to receive up to an aggregate of 50,000 unrestricted shares of Common Stock upon the accomplishment of certain specified tasks to be substantially completed by November 30, 1998.

         On November 2, 1998, Steven C. Burke was appointed to the position of Chief Financial Officer by the Board of Directors of the Company.