Form 10-Q
period 1999-01-31
TECHNICLONE CORP/DE/
filed 1999-03-12
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q



(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999
                                                              OR
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______________ to _______________

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
   (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
              OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.)

                        70,898,581 shares of Common Stock
                             as of February 28, 1999

                             TECHNICLONE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1999

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO TECHNICLONE CORPORATION, TECHNICLONE INTERNATIONAL CORPORATION, ITS FORMER SUBSIDIARY, CANCER BIOLOGICS INCORPORATED, WHICH WAS MERGED INTO THE COMPANY ON JULY 26, 1994 AND ITS WHOLLY-OWNED SUBSIDIARY PEREGRINE PHARMACEUTICALS, INC.


                          PART I FINANCIAL INFORMATION
                                                                            PAGE
         A Cautionary Statement Regarding Forward-Looking Statements.........  3

Item 1.  Our Financial Statements ...........................................  4
         Consolidated Balance Sheets at April 30, 1998 and January 31, 1999 . 4 Consolidated Statements of Operations for the three and nine months ended January 31, 1998 and 1999 ....................................  6
         Consolidated Statement of Stockholders' Equity for the nine months ended January 31, 1999 .............................................  7
         Consolidated Statements of Cash Flows for the nine months ended
         January 31, 1998 and 1999 ..........................................  8
         Notes to Consolidated Financial Statements ......................... 10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................. 18

         Company Overview ................................................... 18

         Other Risk Factors of Our Company .................................. 24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......... 36

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 37

Item 2.  Changes in Securities and Use of Proceeds .......................... 37

Item 3.  Defaults Upon Senior Securities .................................... 37

Item 4.  Submission of Matters to a Vote of Security Holders ................ 37

Item 5.  Other Information .................................................. 37

Item 6.  Exhibits and Reports on Form 8-K.................................... 38

                          PART I FINANCIAL INFORMATION


         A CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS. Except for historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-Q, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. We will encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture our products. Our challenges may include, but are not limited to, competitive conditions within the industry, which may change adversely; upon development of our products, demand for our products may weaken; the market may not accept our products; we may not be able to retain existing key management personnel; our forecasts may not accurately anticipate market demand; and there may be other material adverse changes in our operations or business. In addition, certain important factors affecting the forward-looking statements made herein include, but are not limited to, the risks and uncertainties associated with completing pre-clinical and clinical trials for our technologies; obtaining additional financing to support our operations; obtaining regulatory approval for our technologies; complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other commitments, or clinical trial costs, general economic conditions and other factors. The assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our capital expenditure or other budgets, which may in turn affect our business, financial position and our results of operations.

ITEM 1.   OUR FINANCIAL STATEMENTS
-------   ------------------------



TECHNICLONE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1998 AND JANUARY 31, 1999 (UNAUDITED)
---------------------------------------------------------------------------------------------

                                                                   APRIL 30,     JANUARY 31,
                                                                    1998             1999
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 1)                              $  1,736,000    $    240,000
Other receivables, net                                                71,000         120,000
Inventories, net                                                      46,000         104,000
Prepaid expenses and other current assets                            304,000         387,000
                                                                -------------   -------------

         Total current assets                                      2,157,000         851,000

PROPERTY (Note 2):
Land                                                               1,051,000
Buildings and improvements                                         6,227,000
Laboratory equipment                                               2,174,000       2,732,000
Furniture, fixtures and computer equipment                           921,000         931,000
Construction-in-progress                                             524,000          13,000
                                                                -------------   -------------

                                                                  10,897,000       3,676,000
Less accumulated depreciation and amortization                    (1,625,000)     (1,657,000)
                                                                -------------   -------------

Property, net                                                      9,272,000       2,019,000

OTHER ASSETS:
Patents, net                                                         211,000         178,000
Note receivable (Note2)                                                            1,875,000
Note receivable from shareholder and former director (Note 4)        381,000         271,000
Other                                                                 18,000         149,000
                                                                -------------   -------------

         Total other assets                                          610,000       2,473,000
                                                                -------------   -------------

                                                                $ 12,039,000    $  5,343,000
                                                                =============   =============

See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1998 AND JANUARY 31, 1999 (UNAUDITED)  (CONTINUED)
------------------------------------------------------------------------------------------------------


                                                                            APRIL 30,      JANUARY 31,
                                                                             1998              1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                         $    729,000    $    968,000
Notes payable, current                                                      2,503,000         110,000
Accrued patient fees                                                                          453,000
Accrued legal and accounting fees                                             584,000         274,000
Accrued license termination fees                                              350,000         100,000
Accrued royalties and sponsored research                                      190,000         203,000
Accrued payroll and related costs                                             141,000         149,000
Other current liabilities                                                     168,000         270,000
                                                                         -------------   -------------


         Total current liabilities                                          4,665,000       2,527,000

NOTES PAYABLE                                                               1,926,000         224,000


COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY (Note 3):
Preferred stock- $.001 par value; authorized 5,000,000 shares:
    Class C convertible preferred stock, shares outstanding -
       April 1998, 4,807 shares; January 1999, 189 shares
       (liquidation preference of $190,000 at January 31, 1999)
 Common stock-$.001 par value; authorized 120,000,000 shares;
    outstanding April 1998 - 48,547,351 shares;
    January 1999 - 67,817,894 shares                                           49,000          68,000
Additional paid-in capital                                                 78,423,000      87,311,000
Accumulated deficit                                                       (72,639,000)    (84,429,000)
                                                                         -------------   -------------
                                                                            5,833,000       2,950,000
Less notes receivable from sale of common stock                              (385,000)       (358,000)
                                                                         -------------   -------------

       Total stockholders' equity                                           5,448,000       2,592,000
                                                                         -------------   -------------

                                                                         $ 12,039,000    $  5,343,000
                                                                         =============   =============


See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1999 (UNAUDITED)
---------------------------------------------------------------------------------------------------------



                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      JANUARY 31,                    JANUARY 31,
                                            -----------------------------   -----------------------------
                                                 1998            1999            1998            1999
COSTS AND EXPENSES:
Research and development                    $  1,928,000    $  2,223,000    $  5,324,000    $  6,380,000
General and administrative                       928,000       1,137,000       3,493,000       3,609,000
Loss on disposal of property (non-cash)          161,000       1,171,000         161,000       1,177,000
Interest                                          51,000          33,000         154,000         369,000
                                            -------------   -------------   -------------   -------------
         Total costs and expenses              3,068,000       4,564,000       9,132,000      11,535,000

Interest and other income                        107,000         129,000         471,000         290,000

                                            -------------   -------------   -------------   -------------

NET LOSS                                    $ (2,961,000)   $ (4,435,000)   $ (8,661,000)   $(11,245,000)
                                            =============   =============   =============   =============

Net loss before preferred stock accretion
  and dividends                             $ (2,961,000)   $ (4,435,000)   $ (8,661,000)   $(11,245,000)
Preferred stock accretion and dividends:
   Imputed dividends on Class B and
     Class C Preferred Stock                    (271,000)         (3,000)       (853,000)        (14,000)
   Accretion of Class C Preferred
     Stock Discount                             (716,000)                     (2,294,000)       (531,000)
                                            -------------   -------------   -------------   -------------

Net Loss Applicable to Common Stock         $ (3,948,000)   $ (4,438,000)   $(11,808,000)   $(11,790,000)
                                            =============   =============   =============   =============

Weighted Average Shares Outstanding           27,873,599      67,222,176      27,560,325      64,469,856
                                            =============   =============   =============   =============
BASIC AND DILUTED LOSS PER
  SHARE (Note 1)                            $      (0.14)   $      (0.07)   $      (0.43)   $      (0.18)
                                            =============   =============   =============   =============


See accompanying notes to consolidated financial statements



TECHNICLONE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                             NOTES
                                                                              ADDITIONAL                   RECEIVABLE       NET
                                  PREFERRED STOCK         COMMON STOCK         PAID-IN     ACCUMULATED    FROM SALE OF STOCKHOLDERS'
                                  SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL       DEFICIT      COMMON STOCK    EQUITY
                                 ---------------------------------------------------------------------------------------------------

BALANCES, May 1, 1998              4,807   $   -     48,547,351    $ 49,000   $78,423,000  $(72,639,000)   $(385,000)  $  5,448,000

Accretion of Class C preferred
  stock dividends and discount                                                    531,000      (545,000)                    (14,000)

Preferred stock issued upon
  exercise of Class C Placement
  Agent Warrant                      530                                          530,000                                   530,000

Common stock issued upon
  conversion of Class C
  preferred stock                 (5,148)             9,313,412       9,000        (9,000)

Common stock issued upon
  exercise of Class C warrants                        5,836,611       6,000     3,597,000                                 3,603,000

Common stock issued for cash
  upon exercise of stock options                        435,700                   261,000                                   261,000

Common stock issued under the
  Equity Line for cash (Note 4)                       2,905,660       3,000     3,092,000                                 3,095,000

Common stock issued for
  services, interest and under
  severance agreements                                  779,160       1,000       519,000                                   520,000

Stock-based compensation                                                          367,000                                   367,000

Payment on notes receivable                                                                                   27,000         27,000

Net loss                                                                                     (11,245,000)               (11,245,000)
                                 ---------------------------------------------------------------------------------------------------
BALANCES, January 31, 1999           189   $   -     67,817,894    $ 68,000   $87,311,000   $(84,429,000)  $(358,000)  $  2,592,000
                                 ===================================================================================================

See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1999 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                                                    NINE MONTHS ENDED
                                                                                        JANUARY 31
                                                                              -----------------------------
                                                                                  1998             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (8,661,000)   $(11,245,000)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                  468,000         738,000
    Loss on disposal of assets (Note 2)                                            161,000       1,177,000
    Inventory write-off, net of reserve for contract losses                        (53,000)
    Stock-based compensation and common stock issued for interest,
      services and under severance agreements                                      443,000         887,000
    Additional consideration on Class C Preferred Stock                            333,000
    Severance expense                                                                              421,000
Changes in operating assets and liabilities:
  Other  receivables                                                               164,000           1,000
  Inventories, net                                                                 (97,000)        (58,000)
  Prepaid expenses and other current assets                                       (249,000)        (83,000)
  Accounts payable and accrued legal and accounting fees                         1,913,000         (71,000)
  Accrued patient fees                                                                             453,000
  Accrued license termination fees                                                                (250,000)
  Accrued royalties and sponsored research fees                                   (245,000)         13,000
  Other accrued expenses and current liabilities                                   157,000        (201,000)
                                                                              -------------   -------------

         Net cash used in operating activities                                  (5,666,000)     (8,218,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                                           (4,283,000)       (421,000)
Proceeds from sale of property (Note 2)                                                          3,924,000
Increase in other assets                                                           (97,000)       (131,000)
                                                                              -------------   -------------

         Net cash provided by (used in) investing activities                    (4,380,000)      3,372,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                             586,000       6,959,000
Proceed from issuance of Class C Preferred Stock                                                   530,000
Proceeds from notes receivable payment                                                              27,000
Proceeds from issuance of notes payable                                             98,000         200,000
Principal payments on notes payable                                                (72,000)     (4,352,000)
Payment of Class C dividends and offering costs                                   (125,000)        (14,000)
                                                                              -------------   -------------

         Net cash provided by financing activities                                 487,000       3,350,000

See accompanying notes to consolidated financial statements


                                       8


TECHNICLONE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1998 (UNAUDITED) (CONTINUED)
-----------------------------------------------------------------------------------------------------------

                                                                                   NINE MONTHS ENDED
                                                                                      JANUARY 31,
                                                                              -----------------------------
                                                                                  1998             1999
NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                              $ (9,559,000)   $ (1,496,000)

CASH AND CASH EQUIVALENTS,
   beginning of period                                                          12,229,000       1,736,000
                                                                              -------------   -------------

CASH AND CASH EQUIVALENTS,
   end of period                                                              $  2,670,000    $    240,000
                                                                              =============   =============

SUPPLEMENTAL INFORMATION:

Interest paid                                                                 $    153,000    $    148,000
                                                                              =============   =============

Schedule of non-cash investing and financing activities:
   Acquisition of laboratory equipment under a capital lease                                  $     57,000
                                                                                              =============
   Note receivable (Note 2)                                                                   $  1,925,000
                                                                                              =============


See accompanying notes to consolidated financial statements


                                       9

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED)
--------------------------------------------------------------------------------
1)      SUMMARY OF OUR SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1998 and during the first nine months of fiscal 1999 and has an accumulated deficit of $84,429,000 at January 31, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

            The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company plans to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with another company. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of the Company's product candidates. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations.

            At January 31, 1999, the Company had cash and cash equivalents of $240,000. On February 2, 1999, the Company exercised its Put option and received gross proceeds of $2,250,000 in exchange for 2,869,564 shares of common stock pursuant to a Regulation D Common Stock Equity Line Subscription Agreement the (the "Equity Line Agreement") (Notes 3 and 5). In addition, on March 8, 1999, the Company entered into a licensing agreement with an unrelated entity for the licensing of Oncolym(R) in exchange for an up-front license payment of $3,000,000 (Note 5). The Company believes it has sufficient cash on hand and available pursuant to the Equity Line Agreement (assuming only one future quarterly draw of $2,250,000 in May 1999) to meet its obligations on a timely basis through June 1999. Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs.

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

            The Company's ability to access funds under the Equity Line Agreement is subject to the satisfaction of certain conditions and the failure to satisfy these conditions may limit or preclude the Company's ability to access such funds, which could adversely affect the Company's business, immediate liquidity, financial position and results of operations unless additional financing sources are available.

            The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at January 31, 1999, and the consolidated results of its operations and its consolidated cash flows for the three and nine month periods ended January 31, 1999 and 1998. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Securities and Exchange Commission on July 29, 1998.

            Certain reclassifications were made to the 1998 balances to conform them to the 1999 presentation.

            Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

            NET LOSS PER SHARE. Net loss per share is calculated by adding the net loss for the quarter and nine month period to the Preferred Stock dividends and Preferred Stock issuance discount accretion on the Class B Preferred Stock and the Class C Preferred Stock during the quarter and nine month period divided by the weighted average number of shares of common stock outstanding during the quarter and nine month period. Shares issuable upon the exercise of common stock warrants and options have been excluded from the quarter and nine month period ended January 31, 1999 and 1998 per share calculation because their effect is antidilutive. Accretion of the Class B and Class C Preferred Stock dividends and issue discount amounted to $3,000 and $987,000 for the quarter ended January 31, 1999 and 1998, respectively, and $545,000 and $3,147,000 for the nine month periods ended January 31, 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


            NEW ACCOUNTING STANDARDS. In May 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. The adoption of this standard had no effect on the Company's consolidated financial statements.

            The Company adopted Financial Accounting Standards Board (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" on May 1, 1998. SFAS No. 131 established standards of reporting by publicly held businesses and disclosures of information about operating segments in annual financial statements, and to a lesser extent, in interim financial reports issued to shareholders. The adoption of SFAS No. 131 had no impact on the Company's consolidated unaudited financial statements or related disclosures for the three and nine month periods ended January 31, 1999 and 1998.

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

2)      PROPERTY

            On December 24, 1998, the Company completed the sale and subsequent leaseback of its two facilities located in Tustin, California with an unrelated entity (buyer/landlord). The aggregate sales price of the two facilities was $6,100,000, which was comprised of $4,175,000 in cash and a note receivable for $1,925,000. In connection with the sale/leaseback transaction, the Company recorded a non-cash loss on disposal of property of approximately $1,171,000, included in the accompanying consolidated financial statements.

            The note receivable of $1,925,000, included in other assets in the accompanying consolidated financial statements, bears interest at a rate of 7% per annum and is collaterized under the Pledge and Security Agreement dated December 24, 1998. Principal and interest payments of $15,441 are due monthly based on a 20-year amortization. The note receivable is due upon the earlier of the sale of the property or at the end of the initial lease term of twelve years.

            The leaseback is a Triple Net Lease, whereas the Company is responsible for all expenses incurred in the maintenance of the building including property taxes and insurance. The initial lease term is twelve years with two five-year extension options. The initial base rent is $56,250 per month, with rent increases of 3.35% every two years.

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

            Concurrent with the sale/leaseback transaction, the Company borrowed $200,000 from the buyer/landlord. The note payable bears interest at 7% per annum and is uncollateralized. Principal and interest payments of $6,175 are due monthly through December 2001.

3)      STOCKHOLDERS' EQUITY

            During June 1998, the Company secured access of up to $20,000,000 under the Equity Line Agreement, expiring in June 2001. Under the terms of the Equity Line Agreement, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell (Put) shares of the Company's common stock for up to $20,000,000 upon the effective registration of the Put shares, which occurred on January 15, 1999. After effective registration for the Put shares, unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to those set forth in Rule 144(e). At the time of each Put, the investors will be issued a warrant, expiring on December 31, 2004, to purchase up to 10% of the amount of common stock issued to the investor at the same price at the time of the Put.

            Also in June 1998, the Company sold 2,749,090 shares of the Company's common stock under the Equity Line Agreement, including commission shares, for gross proceeds to the Company of $3,500,000. One-half of this amount ($1,750,000) is subject to adjustment on April 15, 1999 or three months after the effective date of the registration statement registering these shares with the second half ($1,750,000) subject to adjustment on July 15, 1999 or six months after such effective date of the registration of these shares (the "Reset Provision"). At each adjustment date, if the market price at the three or six month period ("Adjustment Price") is less than the initial price paid for the common stock, the Company will be required to issue additional shares of its common stock equal to the difference between the amount of shares which would have been issued if the price had been the Adjustment Price for $1,750,000. The Company will also be required to issue additional warrants at each three month and six month period for 10% of any additional shares issued.

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

            In December 1998, the Company issued an additional 156,570 shares of common stock under the Equity Line related to the initial $3,500,000 tranche for mutual consideration.

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

            On February 2, 1999, the Company exercised a Put option under the Equity Line Agreement and received gross proceeds of $2,250,000 in exchange for 2,869,564 shares of common stock, including commission shares. As of March 1, 1999, the Company had $14,250,000 available for future Puts under the Equity Line Agreement pursuant to the terms in the agreement.

            If the Company does not exercise the full amount of its Put rights, then the Company will issue Commitment Warrants on the first, second, and third anniversary of the Equity Line Agreement. The number of Commitment Warrants to be issued on each anniversary date will be equal to ten percent (10%) of the quotient of the difference of $6,666,666, $13,333,333 and $20,000,000
(Commitment Amounts), respectively, less the actual cumulative total dollar amount of Puts which have been exercised by the Company prior to such anniversary date divided by the market price of the Company's common stock.

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

4)      COMMITMENTS

            In July 1998, the Company renegotiated a severance agreement with its former Chief Executive Officer (CEO). The Company's former CEO's employment agreement provided that the Company make immediate and substantial cash expenditure upon his termination. The Company did not have sufficient cash resources to fulfill its obligations under the former CEO's employment agreement. Accordingly, at the direction of the Board of Directors, the Company negotiated a new Severance Agreement with its former CEO to conserve cash. The new Severance Agreement provides for its former CEO to be paid $300,000 a year for the period beginning March 1, 1998 through March 1, 2000. Unexercised and unvested outstanding stock options on March 1, 1998, will vest and be paid as follows: one-third of the unexercised, unvested options outstanding on March 1, 1998 will vest immediately and be paid to the former CEO on December 31, 1998; one-third of the unexercised, unvested and outstanding options on March 1, 1998, will vest on March 1, 1999 and be paid on December 31, 1999; and one-third of

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

the unexercised, unvested and outstanding options on March 1, 1998, will vest and be paid on March 1, 2000. In addition, the Company will make appropriate payments, at the bonus rate, to the appropriate taxing authorities. During the employment period, beginning on March 1, 1998 and ending on March 1, 2000, the former CEO will, with certain exceptions, be eligible for Company benefits. Pursuant to the Severance Agreement, the former CEO will be available to work for the Company for a minimum of 25 hours per week. In addition, as part of the former CEO's agreement to modify his existing severance package, the Company agreed that if the former CEO did not compete during the period beginning March 1, 1998 and ending February 29, 2000, the Company will, on March 1, 2000, pay the former CEO an amount equal to his note of $350,000, plus all accrued interest thereon, which will be used to retire the respective note. During the nine months ended January 31, 1999, the Company expensed approximately $756,000 for related severance pay which has been included in general and administrative expenses in the accompanying consolidated financial statements.

            On October 4, 1998, Mr. William Moding resigned from his position as Vice President, Operations and Administration to pursue other personal and business interests. In connection with Mr. Moding's resignation, the Company entered into a revised severance agreement with Mr. Moding pursuant to which Mr. Moding will provide consulting services to the Company as an independent consultant for a fixed and non-cancelable period of sixteen months continuing until January 31, 2000, in consideration of the payment to Mr. Moding of a monthly consulting fee of $12,500 and the issuance of an aggregate of 320,000 shares of Common Stock during such period for the exercise of outstanding stock options, without the requirement of any payment by Mr. Moding of the exercise price ($.60 per share). In addition, the Company has agreed to make tax payments totaling $65,280 to federal and state taxing authorities on behalf of Mr. Moding to offset the income to Mr. Moding resulting from the non-payment of the exercise price for such options and to pay Mr. Moding all accrued and unused vacation pay and accrued back pay relating to salary deferral for the period from March 21, 1998 through October 3, 1998. Pursuant to the revised agreement, Mr. Moding will be required to repay the Company the entire outstanding principal balance and accrued interest thereon under two stock option exercise notes by no later than January 31, 2000 and to execute a standard form security agreement relating to the stock option exercise notes to pledge Mr. Moding's interest in the stock options and his personal assets as backup collateral to secure his obligations under the two stock option exercise notes. From inception of the revised severance agreement through January 31, 1999, the Company expensed approximately $259,000 for related severance costs, which has been included in general and administrative expenses in the accompanying consolidated financial statements.

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

5)      SUBSEQUENT EVENTS

            On February 2, 1999, the Company exercised a Put option under the Equity Line Agreement and received gross proceeds of $2,250,000 in exchange for 2,869,564 shares of common stock, including commission shares. As of March 1, 1999, the Company had $14,250,000 available for future Put under the Equity Line Agreement pursuant to the terms in the agreement (Note 3).

            On March 8, 1999, the Company entered into a Termination Agreement with Biotechnology Development, Ltd. ("BTD"), pursuant to which the Company terminated all previous agreements with BTD and thereby reacquired the marketing rights to LYM products in Europe and certain other designated foreign countries, in exchange for (i) the issuance to BTD of a Secured Promissory Note in the principal face amount of $3,300,000 bearing simple interest at the rate of ten percent (10%) per annum, with interest payable monthly in advance and the full principal amount due and payable on March 1, 2001, (ii) the issuance of warrants to purchase up to 3,700,000 shares of Common Stock at an exercise price of $3.00 per share exercisable for a period of three (3) years, (iii) the issuance of warrants to purchase up to 1,000,000 shares of Common Stock at an exercise price of $5.00 per share exercisable for a period of five (5) years and (iv) the issuance of shares of Common Stock equal in value to $1,200,000, based on a value per share equal to ninety percent (90%) of the market price of the common stock. Pursuant to a related Security Agreement, the Company granted a security interest to BTD in and to all assets of the Company, excluding inventory, furniture, fixtures and equipment which are used in the commercialization of Oncolym(R) which are not located on the Company's Tustin, California premises or which serve as security to any other entity and further excluding any and all intangible property and intellectual property of the Company and any and all rights with respect thereto and any goodwill associated therewith.

            Also on March 8, 1999, the Company entered into a License Agreement with Schering AG, Germany. Under the terms of the agreement, Schering AG, Germany was granted the exclusive, worldwide right to market and distribute LYM products in exchange for an initial payment of $3,000,000, a further payment of $2,000,000 following the acceptance by the FDA for filing of the first drug approval application for Oncolym(R) in the United States, a further payment of $7,000,000 following regulatory approval of Oncolym(R) in the United States and two final payments of $2,500,000 each following regulatory approval of Oncolym(R) in any country in Europe and upon the first commercial sale of Oncolym(R) in any country in Europe. The Company will also receive a royalty equal to twelve percent (12%) of net sales of Oncolym(R) products (which is subject to reduction, on a country-by-country basis, to six percent (6%) if there is a generic form of the Oncolym(R) product being sold in such country), which may be reduced by one percentage point if the FDA does not consent to an extension of the existing Phase II trials of Oncolym(R) as a Phase III clinical trial by June 30, 1999. Pursuant to the terms of the agreement, the Company is required to pay for all pre-clinical expenses up to $500,000 incurred after March 8, 1999, and fifty percent (50%) of all such expenses incurred in excess of $500,000, with the other fifty percent of such expenses to be paid by Schering AG, Germany. The Company is also required to pay for twenty percent (20%) of the clinical development expenses and existing trial expenses associated with Oncolym(R), and Schering AG, Germany is required to pay for the other eighty percent (80%) of such expenses. Each party will pay for all of its

See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

internal costs relating to existing trials. Pursuant to the agreement, the Company and Schering AG, Germany have also agreed to a structure for proceeding with negotiations concerning the terms of a possible licensing of the Company's Vascular Targeting Agent ("VTA") technology in the near future. The continued effectiveness of the agreement with Schering AG, Germany is subject to certain other conditions and may be terminated by Schering AG, Germany if (i) there are issues of safety or patient tolerability, (ii) Schering AG, Germany determines in its reasonable scientific or business discretion prior to receiving regulatory approval that the Oncolym(R) product is not acceptable for reasons of efficacy or risk/benefit therapeutic ratio, (iii) the FDA does not permit the extension or conversion of the Phase II trials of Oncolym(R) as a Phase III clinical trial by June 30, 1999, (iv) Schering AG, Germany determines, using its reasonable judgment based on data from or the results of the first Phase III clinical trials of Oncolym(R) that such results do not support the submission of Oncolym(R) for regulatory approval, (v) the Company fails to deliver or it becomes reasonably clear that the Company will fail to deliver in time appropriate quantities of clinical supplies of antibody or Oncolym(R) product such that the clinical development of Oncolym(R) will be delayed by three (3) months or more, (vi) if the Company has not concluded a definitive agreement providing for a radiolabeling site for the production of Oncolym(R) products by September 1, 1999, or (vii) at any time after receiving regulatory approval upon twelve months notice to the Company. However, if the agreement is terminated by Schering AG, Germany due to issues of safety or patient tolerability, or Schering AG, Germany determines in its reasonable scientific or business discretion prior to receiving regulatory approval that the Oncolym(R) product is not acceptable for reasons of efficacy or risk/benefit therapeutic ratio or determines, using its reasonable judgment based on data from or the results of the first Phase III clinical trials of Oncolym(R), that such results do not support the submission of Oncolym(R) for regulatory approval, Schering AG, Germany will remain obligated to pay for 80% of the non-cancellable third party costs in regard to clinical trials underway at the time of such termination, up to $1,500,000 (other than a termination after receiving regulatory approval). Schering AG, Germany may also terminate the agreement upon thirty days' written notice given at any time prior to receiving regulatory approval, but will remain obligated to pay for all of the costs of completing all then ongoing clinical trials for Oncolym(R), up to $3,000,000.


See accompanying notes to consolidated financial statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


            GOING CONCERN. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we experienced losses in fiscal 1998 and during the first nine months of fiscal 1999 and we have an accumulated deficit at January 31, 1999 of $84,429,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

            We must raise additional funds to sustain research and development, provide for future clinical trials and continue our operations until we are able to achieve profitability based on revenue from the sale and/or licensing of its products. We plan to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with another company. There can be no assurance that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations.

            Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs. The Company believes that it has sufficient cash on hand and available pursuant to the financing commitments under the Equity Line of Credit (assuming only one future quarterly draw of $2,250,000 in May 1999) to meet its obligations on a timely basis through June 1999. Our ability to access funds under the Equity Line Agreement is subject to the satisfaction of certain conditions and the failure to satisfy these conditions may limit or preclude the Company's ability to access such funds, which could adversely affect the our business, immediate liquidity, financial position and results of operations unless additional financing sources are available.

            COMPANY OVERVIEW. We are engaged in the research, development and commercialization of novel cancer therapeutics in two principal areas - direct tumor targeting agents for the treatment of refractory malignant lymphoma and collateral tumor targeting agents for the treatment of solid tumors.

            DIRECT TUMOR TARGETING AGENTS. Our most advanced direct tumor targeting agent candidate, Oncolym(R), is an investigational murine monoclonal antibody radiolabeled with I131 which is being studied in a Phase II/III trial for the treatment of intermediate and high-grade relapsed or refractory B-cell non-Hodgkins lymphoma ("NHL"). The clinical trials for Oncolym(R) are currently being held at participating medical centers, including M.D. Anderson Cancer Center, George Washington University Medical Center, Iowa City VA Medical Center, Queen's Medical Center-Hawaii, University of Illinois at Chicago Medical Center, The Medical University of South Carolina, Beth Israel Deaconess Medical Center-Boston, Cleveland Clinic and University of Miami Hospital. We currently anticipate adding up to eight additional clinical trial sites for Oncolym(R). Following the completion of the clinical trials, we expect to file an application with the United States Food and Drug Administration ("FDA") to market Oncolym(R) in the United States.

            COLLATERAL TUMOR TARGETING AGENTS. Collateral tumor targeting may be described as the therapeutic strategy of targeting peripheral structures and cell types, other than the viable cancer cells directly, as a means to treat solid tumors. Our three leading advanced collateral targeting agents for solid tumors are Tumor Necrosis Therapy ("TNT"), Vascular Targeting Agents ("VTAs"), and Vasopermeation Enhancement Agents ("VEAs").

     o TNT is a universal tumor targeting therapy potentially capable of treating a wide range of solid tumors. Radiolabeled TNT agents are believed to act by binding to dead or dying cells at the core of the tumor and irradiating the tumor from the inside out. TNT is potentially capable of carrying a wide variety of therapeutic agents to the interior of solid tumors. Our first TNT-based product is an investigational, chimeric monoclonal antibody radiolabeled with the I131 isotope. During March 1998, we began enrolling patients into a Phase I study of TNT for the treatment of malignant glioma (brain cancer). We have since filed a protocol with the FDA for a Phase II study of TNT for the treatment of malignant glioma, which commenced in December 1998. The clinical trials are currently being conducted at The Medical University of South Carolina with additional clinical sites underway. We have also received an unrestricted grant to conduct Phase I/II systemic trials of TNT for prostate, pancreatic and liver cancers at a clinical site in Mexico City.

     o VTAs are believed to act by destroying the vasculature of solid tumors. VTAs are multi-functional molecules that target the capillaries and blood vessels of solid tumors. Once there, these agents block the flow of oxygen and nutrients to the underlying tissue by creating a blood clot in the tumor. In preclinical trials, VTAs have caused clots in animals and within hours of the clot's formation, the tumor begins to die and necrotic regions are formed. Since every tumor in excess of 2mm in size forms an expanding vascular network during tumor growth, VTAs could be effective against all types of solid tumors. Our scientists are doing preliminary studies on VTAs. The VTA technology was acquired in April of 1997 through our acquisition of Peregrine Pharmaceuticals, Inc.

     o VEAs use vasoactive compounds (molecules that cause tissues to become more permeable) linked to monoclonal antibodies, such as the TNT antibody, to increase the vasoactive permeability at the tumor site and are believed to act by increasing the concentration of killing agents at the core of the tumor. In pre-clinical studies, our scientists were able to increase the uptake of drugs or isotopes within a tumor by between 150% and 420% if a vasoactive agent was given several hours prior to the therapeutic treatment. The therapeutic drug can be a chemotherapy drug, a radioactive isotope or other cancer fighting agent. This enhancement of toxic drug dosing is achieved by altering the physiology and, in particular, the permeability of the blood vessels and capillaries that serve the tumor. As the tumor vessels become more permeable, the amount of therapeutic treatment reaching the tumor cells increases.

            RESULTS OF OPERATIONS. The Company's net loss of $4,435,000, before preferred stock discount accretion and dividends, for the quarter ended January 31, 1999 represents an increase in net loss of $1,474,000 in comparison to the net loss of $2,961,000 for the prior year quarter ended January 31, 1998. This increase in the net loss for the quarter ended January 31, 1999 is due to an increase in total costs and expenses of $1,496,000 offset by an increase in interest and other income of $22,000. The Company's net loss of $11,245,000 for the nine months ended January 31, 1999 represents an increased loss of $2,584,000 over the nine months ended January 31, 1998. The increased loss for the nine months ended January 31, 1999 is due to a $2,403,000 increase in total costs and expenses combined with a $181,000 decrease in interest and other income.

            The Company's total costs and expenses increased approximately $1,496,000 during the three months ended January 31, 1999 compared to the three months ended January 31, 1998. This increase in total costs and expenses resulted primarily an increase in non-cash charges of $1,010,000 from the sale and disposal of property, of which $1,171,000 was recorded in December 1998 in connection with the sale and subsequent leaseback of the Company's two facilities. In addition, during the three months ended January 31, 1999, research and development expenses increased $295,000, general and administrative expenses increased $209,000, and interest expense decreased $18,000, in comparison to the three months ended January 31, 1998. The Company's total costs and expenses increased $2,403,000 for the nine months ended January 31, 1999 compared to the same period in the prior year. This nine-month increase resulted from a $1,056,000 increase in research and development expenses, a $1,016,000 increase in non-cash charges from the sale and disposal of property, a $116,000 increase in general and administrative expenses and a $215,000 increase in interest expense.

            The increase in research and development expenses of approximately $295,000 and $1,056,000 during the three and nine months ended January 31, 1999, respectively, primarily relates to increased clinical trial costs associated with the Phase II/III clinical trials of Oncolym(R), the Phase I and Phase II clinical trials of Tumor Necrosis Therapy ("TNT") and the start-up costs to commence Phase I/II clinical trials of TNT in Mexico. The increase in clinical trial costs resulted from increased patient fees, manufacturing and radiolabeling costs, and travel and consulting fees. In addition, internal research and development activities increased, including activities related to manufacturing and radiopharmaceutical scale-up and increased efforts to validate the manufacturing facility which caused a corresponding increase in related costs.

            The increase in general and administrative expenses of $209,000 during the quarter ended January 31, 1999 compared to the quarter ended January 31, 1998 resulted primarily from severance expenses associated with the Company's former Chief Executive Officer and former Vice President of Operations and Administration and increased legal fees associated with the sale and subsequent leaseback of the Company's facilities. Such increases were partially offset by a decrease in consulting fees, a decrease in insurance related costs and a decrease in stock-based compensation expense. General and administrative expenses increased approximately $116,000 for the nine months ended January 31, 1999 compared to the same period in the prior year. Such increase was primarily due to the aforementioned increase in severance expenses and legal fees associated with the sale and subsequent leaseback of the Company's facilities which were partially offset by a non-recurring Class C preferred stock penalty of $276,000 recorded in the nine months ended January 31, 1998 combined with a decrease in consulting fees associated with Peregrine Pharmaceuticals, Inc., a decrease in recruiting fees, a decrease in insurance related expenses and a decrease in stock-based compensation expense.

            The increase in non-cash charges from the sale and disposal of property of $1,010,000 and $1,016,000 for the three and nine month periods ended January 31, 1999, respectively, compared to the same period in the prior year is primarily due to the non-cash loss of $1,171,000 recorded on the sale and subsequent leaseback of the Company's facilities in December 1998 with an unrelated entity (buyer/landlord). The aggregate sales price of the two facilities was $6,100,000, which was comprised of $4,175,000 in cash and a note receivable for $1,925,000. The leaseback is a Triple Net Lease, whereas the Company is responsible for all expenses incurred in the maintenance of the building including property taxes and insurance. The initial lease term is twelve years with two five-year extension options. The initial base rent is $56,250 per month, with rent increases of 3.35% every two years.

            The decrease in interest expense of $18,000 for the three months ended January 31, 1999 compared to the same period in the prior year is primarily due to a lower level of interest bearing debt outstanding during the quarter. The lower level of debt outstanding is due to the payoff of building debt in conjunction with the sale and subsequent leaseback of the Company's facilities in December 1998. The increase in interest expense of $215,000 for the nine months ended January 31, 1999 compared to the same period in the prior year is primarily due to interest incurred on construction loans owed to one of the Company's contractors related to enhancements to the Company's manufacturing facility. For the nine months ended January 31, 1999, approximately $115,000 was included in interest expense for the estimated fair value of 335,000 warrants granted to the above contractor for an extension of time to pay the outstanding construction loans. The construction loans were paid in full in August 1998.

            The increase in interest and other income of $22,000 during the three months ended January 31, 1999 compared to the same period in the prior year is primarily due to initial funding received of $67,000 during the quarter ended January 31, 1999 from an unrestricted $200,000 grant from an unrelated entity to perform TNT clinical trials in Mexico. This unrestricted grant of $67,000 was offset by a decrease in interest income $45,000. The decrease in interest and other income for the nine months ended January 31, 1999 of $181,000 compared to the same period in the prior year, is primarily attributable to a decrease in interest income of $236,000 and a decrease in other income of $12,000 offset by an increase in grant funding of $67,000 to perform TNT clinical trials in Mexico. Interest income decreased during the three and nine month periods ended January 31, 1999 due to a lower level of cash funds available for investment. Interest income is not expected to be significant during the remainder of the fiscal year due to the expected level of future cash balances. The Company does not expect to generate product sales for at least the next year.

            Management believes that research and development costs will increase as the Company continues to expand its clinical trial activities and increases production and radiolabeling capabilities for its Oncolym(R) and TNT antibodies.

            LIQUIDITY AND CAPITAL RESOURCES. At January 31, 1999, we had $240,000 in cash and cash equivalents and a working capital deficit of $1,676,000. We experienced losses in fiscal 1998 and during the first nine months of fiscal 1999 and had an accumulated deficit of approximately $84,429,000 at January 31, 1999. On February 2, 1999, we exercised a put option and received gross proceeds of $2,250,000 in exchange for 2,869,564 shares of common stock pursuant to a Regulation D Common Stock Equity Line Subscription Agreement the (the "Equity Line Agreement"). In addition, on March 8, 1999, we entered into a licensing agreement with an unrelated entity for the licensing of Oncolym(R) in exchange for an up-front payment of $3,000,000. We believe we have sufficient cash on hand and available pursuant to the Equity Line Agreement (assuming only one future quarterly draw of $2,250,000 in May 1999) to meet our obligations on a timely basis through June 1999. We also believe that additional capital must be raised to support the Company's continued operations and other short-term cash needs.

            Our ability to access funds under the Equity Line Agreement is subject to the satisfaction of certain conditions and the failure to satisfy these conditions may limit or preclude our ability to access such funds, which could adversely affect the our business, immediate liquidity, financial position and results of operations unless additional financing sources are available.

            We have significant commitments to expend additional funds for radiolabeling contracts, license contracts, severance arrangements and consulting. We expect operating expenditures related to clinical trials to increase in the future as our clinical trial activity increases and scale-up for clinical trial production continues. We have experienced negative cash flows from operations since our inception and we expect the negative cash flow from operations to continue for the foreseeable future. We expect that the monthly negative cash flow will continue for at least the next year as a result of increased activities in connection with the Phase II/III clinical trials for Oncolym(R), the Phase I and Phase II clinical trials of TNT, the Phase I/II clinical trials of TNT in Mexico and the development costs associated with Vasopermeation Enhancement Agents ("VEAs") and Vascular Targeting Agents ("VTAs"). We believe that it will be necessary for us to raise additional capital to sustain research and development and provide for future clinical trials. Additional funds must be raised to continue our operations until we are able to generate sufficient additional revenue from the sale and/or licensing of our products. There can be no assurance that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient capital will be raised to complete the research and development of our product candidates.

            The increased clinical trial activities and the manufacturing and radiolabeling scale-up efforts have impacted the Company's losses and cash consumption rate ("burn rate"). We believe we can only reduce the burn rate significantly if we reduce programs substantially or delay clinical trials and continued development of the scale-up efforts. We believe that we will continue to experience losses and negative cash flow from operations for the foreseeable future as we increase activities associated with the Phase II/III clinical trials for Oncolym(R), the Phase I and Phase II clinical trials for TNT and the Phase I/II clinical trials of TNT in Mexico and activities associated with our research and development of our other technologies.

            COMMITMENTS. At January 31, 1999, we had fixed commitments of approximately $1,540,000 related to radiolabeling contracts, severance arrangements, employment agreements and consulting agreements. In addition, we have additional significant obligations, most of which are contingent, for payments to licensors for its technologies and in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha Therapeutic Corporation ("Alpha") and Biotechnology Development Ltd. ("BTD").

            On March 8, 1999, the Company entered into a Termination Agreement with Biotechnology Development, Ltd. ("BTD"), pursuant to which the Company terminated all previous agreements with BTD and thereby reacquired the marketing rights to LYM products in Europe and certain other designated foreign countries, in exchange for (i) the issuance to BTD of a Secured Promissory Note in the principal face amount of $3,300,000 bearing simple interest at the rate of ten percent (10%) per annum, with interest payable monthly in advance and the full principal amount due and payable on March 1, 2001, (ii) the issuance of warrants to purchase up to 3,700,000 shares of Common Stock at an exercise price of $3.00 per share exercisable for a period of three (3) years, (iii) the issuance of warrants to purchase up to 1,000,000 shares of Common Stock at an exercise price of $5.00 per share exercisable for a period of five (5) years and (iv) the issuance of shares of Common Stock equal in value to $1,200,000, based on a value per share equal to ninety percent (90%) of the market price of the common stock. Pursuant to a related Security Agreement, the Company granted a security interest to BTD in and to all assets of the Company, excluding inventory, furniture, fixtures and equipment which are used in the commercialization of Oncolym(R) which are not located on the Company's Tustin, California premises or which serve as security to any other entity and further excluding any and all intangible property and intellectual property of the Company and any and all rights with respect thereto and any goodwill associated therewith.

            Also on March 8, 1999, the Company entered into a License Agreement with Schering AG, Germany. Under the terms of the agreement, Schering AG, Germany was granted the exclusive, worldwide right to market and distribute LYM products in exchange for an initial payment of $3,000,000 which the Company received upon execution of the agreement, a further payment of $2,000,000 following the acceptance by the FDA for filing of the first drug approval application for Oncolym(R) in the United States, a further payment of $7,000,000 following regulatory approval of Oncolym(R) in the United States and two final payments of $2,500,000 each following regulatory approval of Oncolym(R) in any country in Europe and upon the first commercial sale of Oncolym(R) in any country in Europe. The Company will also receive a royalty equal to twelve percent (12%) of net sales of Oncolym(R) products (which is subject to reduction, on a country-by-country basis, to six percent (6%) if there is a generic form of the Oncolym(R) product being sold in such country), which may be reduced by one percentage point if the FDA does not consent to an extension of the existing Phase II trials of Oncolym(R) as a Phase III clinical trial by June 30, 1999. Pursuant to the terms of the agreement, the Company is required to pay for all pre-clinical expenses up to $500,000 incurred after March 8, 1999, and fifty percent (50%) of all such expenses incurred in excess of $500,000, with the other fifty percent of such expenses to be paid by Schering AG, Germany. The Company is also required to pay for twenty percent (20%) of the clinical development expenses and existing trial expenses associated with Oncolym(R), and Schering AG, Germany is required to pay for the other eighty percent (80%) of such expenses. Each party will pay for all of its internal costs relating to existing trials. Pursuant to the agreement, the Company and Schering AG, Germany have also agreed to a structure for proceeding with negotiations concerning the terms of a possible licensing of the Company's VTA technology in the near future. The continued effectiveness of the agreement with Schering AG, Germany is subject to certain other conditions and may be terminated by Schering AG, Germany if (i) there are issues of safety or patient tolerability, (ii) Schering AG, Germany determines in its reasonable scientific or business discretion prior to receiving regulatory approval that the Oncolym(R) product is not acceptable for reasons of efficacy or risk/benefit therapeutic ratio, (iii) the FDA does not permit the extension or conversion of the Phase II trials of Oncolym(R) as a Phase III clinical trial by June 30, 1999, (iv) Schering AG, Germany determines, using its reasonable judgment based on data from or the results of the first Phase III clinical trials of Oncolym(R) that such results do not support the submission of Oncolym(R) for regulatory approval, (v) the Company fails to deliver or it becomes reasonably clear that the Company will fail to deliver in time appropriate quantities of clinical supplies of antibody or Oncolym(R) product such that the clinical development of Oncolym(R) will be delayed by three (3) months or more, (vi) if the Company has not concluded a definitive agreement providing for a radiolabeling site for the production of Oncolym(R) products by September 1, 1999, or (vii) at any time after receiving regulatory approval upon twelve months notice to the Company. However, if the agreement is terminated by Schering AG, Germany due to issues of safety or patient tolerability, or Schering AG, Germany determines in its reasonable scientific or business discretion prior to receiving regulatory approval that the Oncolym(R) product is not acceptable for reasons of efficacy or risk/benefit therapeutic ratio or determines, using its reasonable judgment based on data from or the results of the first Phase III clinical trials of Oncolym(R), that such results do not support the submission of Oncolym(R) for regulatory approval, Schering AG, Germany will remain obligated to pay for 80% of the non-cancellable third party costs in regard to clinical trials underway at the time of such termination, up to $1,500,000 (other than a termination after receiving regulatory approval). Schering AG, Germany may also terminate the agreement upon thirty days' written notice given at any time prior to receiving regulatory approval, but will remain obligated to pay for all of the costs of completing all then ongoing clinical trials for Oncolym(R), up to $3,000,000.


                        OTHER RISK FACTORS OF OUR COMPANY

            OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. Our actual operating results may fluctuate significantly in the future. Many factors may cause these fluctuations, including worldwide economic and political conditions and industry specific factors. If we are to remain competitive, we must develop and produce commercially viable products at competitive prices in a timely manner, and must maintain access to external financing sources until we can generate revenue from licensing transactions or sales of products. Our ability to obtain financing and to manage expenses and our cash depletion rate ("burn rate") is the key to the continued development of product candidates and the completion of ongoing clinical trials. Our burn rate will vary substantially from quarter to quarter as we fund non-recurring items associated with clinical trials, product development, antibody manufacturing and radiolabeling expansion and scale-up, patent legal fees and various consulting fees. We have limited experience with clinical trials and if we encounter unexpected difficulties with our operations or clinical trials, we may have to expend additional funds, which would increase our burn rate.

            WE ARE IN THE EARLY STAGES OF PRODUCT DEVELOPMENT. Since our inception, we have been engaged in the development of drugs and related therapies for the treatment of people with cancer. Our product candidates are generally in the early stages of development, with only two product candidates currently in clinical trials. Revenues from product sales have been insignificant and throughout our history there have been minimal revenues from product royalties. If the initial results from any of the clinical trials are poor, those results will adversely effect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, product candidates resulting from our research and development efforts, if any, are not expected to be available commercially for at least the next year. We cannot guarantee that our product development efforts, including clinical trials, will be successful, that required regulatory approvals for the indications being studied can be obtained, that our product candidates can be manufactured and radiolabeled at an acceptable cost and with appropriate quality or that any approved products can be successfully marketed.

            WE WILL REQUIRE ADDITIONAL CAPITAL IN THE FUTURE. We have expended, and will continue to expend, substantial funds on the development of our product candidates and for clinical trials. As a result, we have experienced negative cash flows from operations since inception and expect the negative cash flow from operations to continue for the foreseeable future. We currently have commitments to expend additional funds for radiolabeling contracts, license contracts, severance arrangements, employment agreements, consulting agreements, and for the repurchase of Oncolym(R) marketing rights from Alpha Therapeutic Corporation and Biotechnology Development, Ltd. We expect operating expenditures related to clinical trials to increase in the future as clinical trial activity increases and scale-up for clinical trial production continues. As activities in connection with the Phase II/III clinical trials for Oncolym(R) and the Phase II clinical trials for TNT increase and the development costs associated with VEAs and VTAs increase, we expect that the monthly negative cash flow will continue. Without obtaining additional financing and/or negotiating additional licensing or collaboration agreements with other companies, we expect that current sources of financing available to us will be sufficient to fund our operations and to meet our obligations on a timely basis through June 1999. Our ability to access funds under our Regulation D Common Stock Equity Line Subscription Agreement with two institutional investors is subject to the satisfaction of certain conditions and the failure to satisfy these conditions may limit or preclude our ability to access such funds, which could negatively affect our financial position unless additional financing sources are available.

            We will require additional funds to sustain our research and development efforts, provide for future clinical trials, expand our manufacturing and radiolabeling capabilities, and continue our operations until we able to generate sufficient revenue from the sale and/or licensing of our products. We will need to obtain additional funding through one or more methods including obtaining additional equity or debt financing and/or negotiating additional licensing or collaboration agreement with another company. We cannot be certain whether we can obtain the required additional funding on terms satisfactory to us, if at all. If we do raise additional funds through the issuance of equity or convertible debt securities, your stock ownership will be diluted. Further, these new securities may have rights, preferences or privileges senior to yours. If we are unable to raise additional funds when necessary, we may have to reduce or discontinue development or clinical testing of some or all of our product candidates or enter into financing arrangements on terms which we would not otherwise accept.

            WE HAVE HAD SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. We have experienced significant losses since inception. As of January 31, 1999, our accumulated deficit was approximately $84,429,000. We expect to incur significant additional operating losses in the future and expect cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials, and scale-up of manufacturing and radiolabeling capabilities. We expect losses to fluctuate substantially from quarter to quarter. All of our products are currently in development, preclinical studies or clinical trials, and no significant revenues have been generated from product sales. To achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate significant product revenues for the next year. There can be no guarantee that we will ever generate product revenues sufficient to become profitable or to sustain profitability.

            THE VIABILITY OF OUR TECHNOLOGY AND PRODUCTS IS UNCERTAIN. Our future success is significantly dependent on our ability to develop and test workable products for which we will seek FDA approval to market to certain defined patient groups. There is a significant risk as to the performance and commercial success of our technology and products. The products we are currently developing will require significant additional laboratory and clinical testing and investment over the foreseeable future. Although we are optimistic that we will be able to complete development of one or more products, there are many risk and uncertainties inherent in developing pharmaceutical products. For example:

     o      Our research and development activities may not be successful;
     o Our proposed products may not prove to be effective in clinical trials;
     o Patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the trials;
     o Our product candidates may cause harmful side effects during clinical trials;
     o Our product candidates may take longer than anticipated to progress through clinical trials;
     o Our product candidates may prove impracticable to manufacture in commercial quantities at a reasonable cost and/or with acceptable quality;
     o Our competitors may produce products which are superior to our products;
     o We may not be able to obtain all necessary governmental clearances and approvals to market our products;
     o Our product candidates may not prove to be commercially viable or successfully marketed; and
     o We may encounter unanticipated problems, including development, manufacturing, distribution, financing and marketing difficulties.

            Any of these factors could negatively affect our financial position and results of operations.

            WE HAVE LIMITED DATA TO DATE WITH RESPECT TO OUR PRODUCT CANDIDATES. The results of initial preclinical and clinical testing of the products we are currently developing are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. The clinical data gathered to date with respect to Oncolym(R) are primarily from a Phase II dose escalation trial, which was designed to develop and refine the therapeutic protocol to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of a treatment with a radiolabeled antibody. Further, the data from this Phase II dose escalation trial was compiled from testing conducted at a single site and with a relatively small number of patients. We will need to do substantial additional development and clinical testing prior to seeking any regulatory approval for commercialization of Oncolym(R). There can be no guarantee that clinical trials of Oncolym(R), TNT or other product candidates under development will demonstrate the safety and efficacy of such products to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of Oncolym(R), TNT or any other therapeutic product under development could delay or prevent regulatory approval of the product, which would negatively affect our financial position and results of operations.

            THERE ARE MANY RISKS ASSOCIATED WITH OBTAINING REGULATORY APPROVALS. Testing, manufacturing, radiolabeling, advertising, promotion, export and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. We presently believe that our products will be regulated by the FDA as biologics. Manufacturers of biologics may also be subject to state regulation.

            There are numerous steps required before a biologic may be approved for marketing in the United States, generally including:

     o      preclinical laboratory tests and animal tests;
     o submission to the FDA of an Investigational New Drug ("IND") application for human clinical testing, which must become effective before human clinical trials may commence;
     o adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;
     o submission to the FDA of a Product License Application ("PLA") or a Biologics License Application ("BLA");
     o      submission to the FDA of an Establishment License Application
            ("ELA");
     o      FDA review of the ELA and the PLA or BLA; and
     o satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with Current Good Manufacturing Practices ("CGMP").

            The testing and approval process requires substantial time, effort and financial resources and we cannot guarantee that any approval will be granted on a timely basis, if at all. We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

            The results of preclinical and clinical studies, together with detailed information on the manufacture and composition of a product candidate, are submitted to the FDA as a PLA or BLA requesting approval to market the product candidate. Before approving a PLA or BLA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the marketing of the product candidate unless CGMP compliance is satisfactory. The FDA may deny a PLA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that approval of any PLA or BLA we submit will be granted by the FDA on a timely basis or at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

            Both before and after FDA approval is obtained, violations of regulatory requirements, including the preclinical and clinical testing process, or the PLA or BLA review process may result in various adverse consequences, including the FDA's delay in approving or refusing to approve a product, withdrawal of an approved product from the market and/or the imposition of criminal penalties against the manufacturer and/or license holder. For example, license holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to CGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with CGMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain CGMP compliance. In addition, discovery of problems may result in restrictions on a product and/or its manufacturer, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our product candidates.

            We will also be subject to a variety of foreign regulations governing clinical trials and sales of our products. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. At least initially, we intend, to the extent possible, to rely on licensees to obtain regulatory approval for marketing our products in foreign countries.

            THERE ARE MANY RISKS ASSOCIATED WITH THE COMMERCIAL PRODUCTION OF OUR PRODUCTS. In order to conduct clinical trials on a timely basis, obtain regulatory approval and be commercially successful, we must scale-up our manufacturing and radiolabeling processes so that those product candidates can be manufactured and radiolabeled in commercial quantities. To date, we have expended significant funds for the scale-up of our antibody manufacturing capabilities for clinical trial requirements for our Oncolym(R) and TNT product candidates and for refinement of the radiolabeling processes. We intend to use existing antibody manufacturing capacity to meet the clinical trial requirements for our Oncolym(R) and TNT product candidates and to support the initial commercialization of Oncolym(R). In order to provide additional capacity, we must successfully negotiate an agreement with contract antibody manufacturers to have these products produced, the cost of which is estimated to be approximately one to three million dollars in start-up costs and additional production costs on a "per run basis". We believe we can successfully negotiate an agreement with one or more contract radiolabeling companies to provide radiolabeling services to meet commercial demands. Such a contract would, however, require a substantial investment (estimated at five to nine million dollars over the next two years) for equipment and related production area enhancements required by these vendors, and for vendor services associated with technology transfer assistance, scale-up and production start-up, and for regulatory assistance. We anticipate that production of our products in commercial quantities will create technical and financial challenges. We have limited manufacturing experience, and cannot make any guarantee as to our ability to scale-up our manufacturing operations, the suitability of our present facility for clinical trial production or commercial production, our ability to make a successful transition to commercial production and radiolabeling or our ability to reach an acceptable agreement with one or more contract manufacturers to produce and radiolabel Oncolym(R), TNT, or any of our other product candidates, in clinical or commercial quantities. Our failure to scale-up manufacturing and radiolabeling for clinical trial or commercial production or to obtain contract manufacturers, could negatively affect our financial position and results of operations.

            THERE ARE SUBSTANTIAL SHARES ELIGIBLE FOR FUTURE SALE; THE SALE OF SUCH SHARES MAY DEPRESS OUR STOCK PRICE. As of February 28, 1999, we had 70,898,581 shares of Common Stock outstanding. We will issue additional shares of Common Stock and/or warrants to purchase shares of Common Stock under the following agreements:

     o      5% Adjustable Convertible Class C Preferred Stock ("Class C Stock");
     o Regulation D Common Stock Equity Line Subscription Agreement ("Equity Line Agreement") and a related Placement Agent Agreement;
     o      Biotechnology Development, Ltd. Termination Agreement; and
     o      other Option and Warrant Agreements.

            CLASS C STOCK. Of the 70,898,581 shares of Common Stock outstanding as of February 28, 1999, from September 26, 1997 (the date the Class C Stock became convertible into Common Stock) through February 28, 1999, we issued 30,865,164 shares of Common Stock in conjunction with the conversion of the Class C Stock (including shares of Class C Stock issued as dividends shares and penalty shares) and the exercise of warrants to purchase shares of Common Stock (the "Class C Warrants") for gross proceeds of approximately $15,641,000. The Class C Warrants were issued to holders of Class C Stock in conjunction with the conversion of the Class C Stock pursuant to the terms of the Company's agreement with the holders of the Class C Stock. From September 26, 1997, the date on which the Class C Stock was first convertible, through March 1998, the price of the Common Stock steadily declined while the average trading volume increased significantly. As of February 28, 1999, there were 121 shares of Class C Stock outstanding and Class C Warrants outstanding to purchase up to 35,244 shares of Common Stock. If the 121 shares of Class C Stock outstanding as of February 28, 1999 were converted, we would be required to issue approximately 203,000 shares of Common Stock (based on a conversion price of $0.5958 per share of Common Stock) and Class C Warrants to purchase up to an aggregate of approximately 51,000 shares of Common Stock at an exercise price of $0.6554 per share.

            EQUITY LINE AGREEMENT. As of February 28, 1999, we have issued an aggregate of 5,789,506 shares of Common Stock and warrants to purchase up to an additional 566,953 shares of Common Stock at an average exercise price of $1.23 per share under the Equity Line Agreement and related Placement Agent Agreement for gross proceeds of $5.75 million. Pursuant to the Equity Line Agreement, and assuming a 10-day low closing bid price of $1.00 per share (which allows us to sell the maximum number of shares of Common Stock), we may, at our option, sell to the institutional investors up to an additional 17,812,500 shares of Common Stock and warrants to purchase up to an additional 1,781,250 shares of Common Stock for gross proceeds of $14,250,000. In addition, we may be obligated to issue for no additional consideration up to 1,876,704 shares of Common Stock and warrants to purchase up to 178,125 shares of Common Stock pursuant to the Placement Agent Agreement. The shares of Common Stock will be issued and sold to the institutional investors at a discount to the 10-day low closing bid price of the Common Stock prior to the sale equal to the greater of twenty cents ($0.20) per share or a 17.5% discount to the 10-day low closing bid price of the Common Stock. In addition, we may be obligated to issue to the institutional investors an aggregate of up to 954,545 shares of Common Stock on April 15, 1999 and July 15, 1999 upon adjustment of the purchase price of the shares of Common Stock sold to the institutional investors. We will not receive any proceeds from the exercise of warrants under the Equity Line Agreement or the Placement Agent Agreement to purchase shares of Common Stock, which may only be exercised pursuant to a cashless exercise.

            BIOTECHNOLOGY DEVELOPMENT LTD. TERMINATION AGREEMENT. On March 8, 1999, the Company entered into a Termination Agreement with Biotechnology Development, Ltd. ("BTD"), pursuant to which the Company terminated all previous agreements with BTD and thereby reacquired the marketing rights to LYM products in Europe and certain other designated foreign countries, in exchange for (i) the issuance to BTD of a Secured Promissory Note in the principal face amount of $3,300,000 bearing simple interest at the rate of ten percent (10%) per annum, with interest payable monthly in advance and the full principal amount due and payable on March 1, 2001, (ii) the issuance of warrants to purchase up to 3,700,000 shares of Common Stock at an exercise price of $3.00 per share exercisable for a period of three (3) years (iii) the issuance of warrants to purchase up to 1,000,000 shares of Common Stock at an exercise price of $5.00 per share exercisable for a period of five (5) years and (iv) the issuance of shares of Common Stock equal in value to $1,200,000, based on a value per share equal to ninety percent (90%) of the market price of the Common Stock.

            OTHER OPTION AND WARRANT AGREEMENTS. In addition to the Class C Warrants, the warrants issued and to be issued under the Equity Line Agreement and the Placement Agent Agreement and the warrants issued to BTD under the Termination Agreement, at February 28, 1999, there were outstanding warrants and options to employees, directors, consultants and other parties to issue approximately 8,453,000 shares of Common Stock at an average exercise price of $1.17 per share.

            The sale and issuance of shares of Common Stock pursuant to the Equity Line Agreement and related Placement Agent Agreement and pursuant to the Termination Agreement may cause the market price of the Common Stock to fall and might also make it more difficult for us to sell equity or equity-related securities in the future, whether pursuant to the Equity Line Agreement or otherwise. The issuance of shares of Common Stock upon conversion of the remaining Class C Stock and upon exercise of the Class C Warrants, the warrants issued to BTD and the warrants issued and to be issued under the Equity Line Agreement, and such other outstanding warrants and options, as well as subsequent sales of shares of Common Stock in the open market, could also cause the market price of the Common Stock to fall and impair our ability to raise additional capital.

            OUR STOCK PRICE AND TRADING VOLUME HAVE BEEN HIGHLY VOLATILE. The market price of the Common Stock, and the market prices of securities of companies in the biotechnology industry generally, have been highly volatile and is likely to continue to be highly volatile. Also, the trading volume in the Common Stock has been highly volatile, ranging from as few as 89,000 shares per day to as many as 19 million shares per day over the past year, and is likely to continue to be highly volatile. The market price of the Common Stock may be significantly impacted by, for example:

     o Announcements of technological innovations or new commercial products by us or our competitors;
     o      Developments or disputes concerning patent or proprietary rights;
     o Publicity regarding actual or potential medical results relating to products under development by us or our competitors;
     o Regulatory developments in both the United States and foreign countries;
     o      Public concern as to the safety of biotechnology products;
     o      Economic and other external factors; and
     o      Period-to-period fluctuations in financial results.

            THERE ARE RISKS RELATED TO SECURITIES LISTED ON THE NASDAQ SMALLCAP MARKET AND LOW-PRICED SECURITIES. The Common Stock is presently traded on The Nasdaq SmallCap Market. To maintain inclusion on The Nasdaq SmallCap Market, the Common Stock must continue to be registered under Section 12(g) of the Exchange Act, and we must continue to have either net tangible assets of at least $2,000,000, market capitalization of at least $35,000,000, or net income (in either our latest fiscal year or in two of our last three fiscal years) of at least $500,000. In addition, we must meet other requirements, including, but not limited to, having a public float of at least 500,000 shares and $1,000,000, a minimum closing bid price of $1.00 per share of Common Stock (without falling below this minimum bid price for a period of 30 consecutive business days), at least two market makers and at least 300 stockholders, each holding at least 100 shares of Common Stock. For the period of January 29, 1998 through May 4, 1998, we failed to maintain a $1.00 minimum closing bid price. From May 5, 1998, through September 2, 1998, we met this requirement. However, at various times since September 2, 1998, we have failed to maintain a $1.00 minimum closing bid price and expect the closing bid price of the Common Stock to fall below the $1.00 minimum bid requirement from time to time in the future. If we fail to meet the minimum closing bid price of $1.00 for a period of 30 consecutive business days, we will be notified by The Nasdaq Stock Market and will then have a period of 90 calendar days from such notification to achieve compliance with the applicable standard by meeting the minimum closing bid price requirement for at least 10 consecutive business days during such 90 day period. We cannot guarantee that we will be able to maintain these requirements in the future. If we fail to meet The Nasdaq SmallCap Market listing requirements, the market value of the Common Stock could fall and holders of Common Stock would likely find it more difficult to dispose of and to obtain accurate quotations as to the market value of the Common Stock. In addition, if the minimum closing bid price of the Common Stock is not at least $1.00 per share for 10 consecutive business days before we make a call for proceeds under our Regulation D Common Stock Equity Line Subscription Agreement with two institutional investors or if the Common Stock ceases to be included on The Nasdaq SmallCap Market, we would have limited or no access to funds under the Regulation D Common Stock Equity Line Subscription Agreement.

            If the Common Stock ceases to be included on The Nasdaq SmallCap Market, the Common Stock could become subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on The Nasdaq Stock Market, provided that current price and volume information with respect to transactions in these securities is provided). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to these penny stock rules. If the Common Stock becomes subject to the penny stock rules, investors may be unable to readily sell their shares of Common Stock.

            OUR INDUSTRY IS HIGHLY COMPETITIVE. The biotechnology industry is intensely competitive. It is also subject to rapid change and sensitive to new product introductions or enhancements. We expect to continue to experience significant and increasing levels of competition in the future. Virtually all of our existing competitors have greater financial resources, larger technical staffs, and larger research budgets than we have and greater experience in developing products and running clinical trials. Two of our competitors, Idec Pharmaceuticals Corporation and Coulter Pharmaceuticals, Inc., each has a lymphoma antibody that may compete with our Oncolym(R) product. Idec Pharmaceuticals Corporation is currently marketing its lymphoma product for low grade non-Hodgkins Lymphoma and we believe that Coulter Pharmaceuticals, Inc. will be marketing its respective lymphoma product prior to the time our Oncolym(R) product will be submitted to the FDA for marketing approval. Coulter Pharmaceuticals, Inc. has also announced that it intends to seek to conduct clinical trials of its antibody treatment for intermediate and/or high grade non-Hodgkins lymphomas. There are several companies in preclinical studies with angiogenesis technologies which may compete with our VTA technology. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to our technologies and products. Some or all of these companies may also have greater financial and technical resources than we have. Accordingly, we cannot assure you that we will be able to compete successfully or that competition will not negatively affect our financial position or results of operations. In addition, we cannot assure you that our existing and future competitors will not develop products which compete with our other product candidates.

            THERE ARE MANY RISKS AND UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS. We have limited experience in conducting clinical trials. The rate of completion of our clinical trials will depend on, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of clinical trial protocols, the existence of competing protocols, the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could negatively affect our financial position and results of operations. We cannot assure you that patients enrolled in our clinical trials will respond to our product candidates. In fact, setbacks are to be expected in conducting human clinical trials. In addition, our failure to comply with FDA regulations applicable to this testing could result in substantial delays, suspension or cancellation of the testing, or refusal by the FDA to accept the results of the testing. The FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. We also cannot assure you that human clinical testing will show any current or future product candidates to be safe or effective or that data derived from the testing will be suitable for submission to the FDA. Any suspension or delay of any of the clinical trials could negatively affect our financial position and results of operations.

            MARKET ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN. Even if our products are approved for marketing by the FDA and other regulatory authorities, we cannot guarantee that our products will be commercially successful. If our products currently in clinical trials, Oncolym(R) and TNT, are approved, they would represent a departure from more commonly used methods for cancer treatment. Accordingly, Oncolym(R) and TNT may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of Oncolym(R) and TNT in the treatment of cancer. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in most cases chemotherapy, rather than new alternative therapies. We or our marketing partner will be required to implement an aggressive education and promotion plan with doctors in order to gain market recognition, understanding and acceptance of our products. Market acceptance also could be affected by the availability of third party reimbursement. Failure of Oncolym(R) or TNT to achieve market acceptance would negatively affect our financial position and results of operations.

            WE ARE DEPENDENT ON A LIMITED NUMBER OF PROVIDERS OF RADIOLABELING SERVICES. We currently procure, and intend in the future to procure, our radiolabeling services pursuant to negotiated contracts with two domestic entities and one European entity. We cannot guarantee that these suppliers will be able to qualify their facilities or label and supply antibody in a timely manner, if at all, or that governmental clearances will be provided in a timely manner, if at all, or that clinical trials will not be delayed or disrupted. Prior to commercial distribution, we will be required to identify and contract with a commercial radiolabeling company for commercial services. We are presently in discussions with a few companies to provide commercial radiolabeling services. A commercial radiolabeling service agreement will require us to make a substantial investment of funds. We currently rely on, and expect in the future to rely on, our current suppliers for all or a significant portion of our requirements for the Oncolym(R) and TNT antibody products. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the I131 radioisotope. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any third-party supplier could negatively impact our ability to complete ongoing clinical trials and to market the Oncolym(R) and TNT antibodies, if approved, which would negatively affect our financial position and results of operations.

            THERE ARE RISKS ASSOCIATED WITH THE MANUFACTURING AND USE OF HAZARDOUS AND RADIOACTIVE MATERIALS. The manufacturing and use of Oncolym(R) and TNT require the handling and disposal of the radioactive isotope I131. We currently rely on, and intend in the future to rely on, our current contract manufacturers to radiolabel antibodies with I131 and to comply with various local, state and or national and international regulations regarding the handling and use of radioactive materials. Violation of these local, state, national or international regulations by these radiolabeling companies or a clinical trial site could significantly delay completion of the trials. Violations of safety regulations could occur with these manufacturers, so there is also a risk of accidental contamination or injury. Accordingly, we could be held liable for any damages that result from an accident, contamination or injury caused by the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations, which could negatively affect our financial position and results of operations. In addition, we may incur substantial costs to comply with environmental regulations. In the event of any noncompliance or accident, the supply of Oncolym(R) and TNT for use in clinical trials or commercially could be interrupted, which could negatively impact our financial position and results of operations.

            WE ARE DEPENDENT ON THIRD PARTIES FOR COMMERCIALIZATION. We intend to sell our products in the United States and internationally in collaboration with one or more marketing partners. At the present time, we do not have a sales force to market Oncolym(R) or TNT, or any other product. If and when the FDA approves Oncolym(R) or TNT, the marketing of Oncolym(R) and TNT will be contingent upon our ability to either license or enter into a marketing agreement with a large company or our ability to recruit, develop, train and deploy our own sales force. We do not presently possess the resources or experience necessary to market Oncolym(R), TNT or any other product candidates. Other than an agreement with Schering AG, Germany with respect to the marketing of Oncolym(R), we presently have no agreements for the licensing or marketing of our product candidates, and we cannot assure you that we will be able to enter into any such agreements in a timely manner or on commercially favorable terms, if at all. Development of an effective sales force requires significant financial resources, time and expertise. We cannot assure you that we will be able to obtain the financing necessary or to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for our product candidates.

            OUR SUCCESS IS DEPENDENT ON OBTAINING AND MAINTAINING PATENTS AND LICENSES TO PATENTS. Our success depends, in large part, on our ability to obtain or maintain a proprietary position in our products through patents, trade secrets and orphan drug designations. We have been granted several United States patents and have submitted several United States patent applications and numerous corresponding foreign patent applications, and have also obtained licenses to patents or patent applications owned by other entities. However, we cannot assure you that any of these patent applications will be granted or that our patent licensors will not terminate any of our patent licenses. We also cannot guarantee that any issued patents will provide competitive advantages for our products or that any issued patents will not be successfully challenged or circumvented by our competitors. The patent position worldwide of biotechnology companies in relation to proprietary products is highly uncertain and involves complex legal and factual questions. Moreover, any patents we or our licensors are granted may be infringed by others or may not be enforceable against others. We cannot assure you that any of our or our licensors' patents would be held valid or enforceable by a court of competent jurisdiction. Although we believe that our patents and our licensors' patents do not infringe on any third party's patents, we cannot be certain that we will not become involved in litigation involving patents or other proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we do not know if we will have the necessary financial resources to defend or prosecute our rights in connection with any litigation. Responding to, defending or bringing claims related to patents and other intellectual property rights may require our management to redirect our human and monetary resources to address these claims and may take several years to resolve.

            A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody and angiogenesis fields, our competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to similar or competitive products or processes. To date, we are not aware of any consistent policy regarding the breadth of claims allowed in biopharmaceutical patents. We cannot assure you that there are no existing patents in the United States or in foreign countries or that no future patents will be issued that would have a negative impact on our ability to market any of our existing or future products or product candidates. We expect that commercializing monoclonal antibody-based products may require licensing and/or cross-licensing of patents with other companies in this field. We cannot guarantee that any licenses which might be required for our processes or products, will be available, if at all, on commercially acceptable terms. If we are required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, our ability to manufacture our products would be negatively impacted. Moreover, the likelihood of successfully contesting the scope or validity of such patents is uncertain and the costs associated therewith may be significant.

            We also rely on trade secrets and proprietary know-how, which we attempt to protect, in part, by confidentiality agreements with our employees and consultants. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed by our competitors.

            WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS. The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims. We maintain only limited product liability insurance. However, we cannot assure you that we will be able to maintain existing insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall could negatively impact our financial position and results of operations.

            THERE ARE RISKS ASSOCIATED WITH HEALTH CARE REFORM AND THIRD-PARTY REIMBURSEMENT. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Recent initiatives to reduce the federal deficit and to reform health care delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Any such changes could negatively impact our ultimate profitability. Legislative debate is expected to continue in the future, and market forces are expected to drive reductions of health care costs. We cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reforms may have on our business.

            Our ability to successfully commercialize our product candidates will depend in part on the extent to which appropriate reimbursement codes and authorized cost reimbursement levels of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). The Health Care Financing Administration ("HCFA"), the agency responsible for administering the Medicare program, sets requirements for coverage and reimbursement under the program, pursuant to the Medicare law. In addition, each state Medicaid program has individual requirements that affect coverage and reimbursement decisions under state Medicaid programs for certain health care providers and recipients. Private insurance companies and state Medicaid programs are influenced, however, by the HCFA requirements.

            There can be no assurance that any of our product candidates, once available, will be included within the then current Medicare coverage determination. In the absence of national Medicare coverage determination, local contractors that administer the Medicare program, within certain guidelines, can make their own coverage decisions. Favorable coverage determinations are made in those situations where a procedure falls within allowable Medicare benefits and a review concludes that the service is safe, effective and not experimental. Under HCFA coverage requirements, FDA approval for marketing will not necessarily lead to a favorable coverage decision. A determination will still need to be made as to whether the product is reasonable and necessary for the purpose used. In addition, HCFA has proposed adopting regulations that would add cost-effectiveness as a criterion in determining Medicare coverage. Changes in HCFA's coverage policy, including adoption of a cost-effective criterion, could negatively impact our financial position and results of operations.

            Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for our product candidates than we currently expect. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could negatively affect our ability to operate profitably.

            WE ARE DEPENDENT ON KEY PERSONNEL. Our success is dependent, in part, upon a limited number of key executive officers and technical personnel remaining employed with us, including Larry O. Bymaster, our President and Chief Executive Officer, Steven C. Burke, our Chief Financial Officer, Dr. John Bonfiglio, our Vice President of Business Development, and Dr. Jamie Oliver, our Vice President of Clinical and Regulatory Affairs. We also believe that our future success will depend largely upon our ability to attract and retain highly-skilled research and development and technical personnel. We face intense competition in our recruiting activities, including larger companies. We do not know if we will be successful in attracting or retaining skilled personnel. Further, the loss of certain key employees or our inability to attract and retain other qualified employees could negatively affect our financial position and results of operation.

            YEAR 2000 ISSUE RISKS MAY RESULT IN A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex. Virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00". The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We have identified substantially all of our major hardware and software platforms in use and are continually modifying and upgrading our software and information technology and other systems. We have modified our current financial software to be year 2000 compliant and expect all of our internal computer systems to be year 2000 compliant by April 30, 1999 through the use of internal and external resources. Although we do not presently believe that, with upgrades of existing software and/or conversion to new software, the year 2000 problem will pose significant operational problems for our internal computer systems or have a negative affect on our financial position or results of operations, we cannot assure you that any year 2000 compliance problems of our suppliers will not negatively affect our financial position or results of operation. Because uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, we intend to continue to make efforts to ensure that third parties with whom we have relationships are year 2000 compliant. We have not incurred significant costs to date associated with year 2000 compliance and presently believe estimated future costs will not be material. However, actual results could differ materially from our expectations due to unanticipated technological difficulties or project delays. If we or any third parties upon which we rely are unable to address the year 2000 issue in a timely manner, it could have an adverse impact on our financial position and results of operations. In order to assure that this does not occur, we are in the process of developing a contingency plan intend to devote all resources required to attempt to resolve any significant year 2000 issues in a timely manner.

            THERE ARE RISKS ASSOCIATED WITH EARTHQUAKES. Our corporate and research facilities, where the majority of our research and development activities are conducted, are located near major earthquake faults which have experienced earthquakes in the past. Although we carry limited earthquake insurance, in the event of a major earthquake or other disaster affecting our facilities, our operations, financial position and results of operations will be negatively affected.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.   None.
-------  ------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

The following is a summary of transactions by the Company during the quarterly period commencing on November 1, 1998 and ending on January 31, 1999 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On or about November 25, 1998, in consideration of the cancellation of certain indebtedness of the Company of approximately $70,000, the Company issued to Bente K. Hansen and DHR International, Inc. an aggregate of 72,258 shares of the Company's Common Stock.

On or about December 9, 1998, in connection with the transactions contemplated by the Company's Regulation D Common Stock Equity Line Subscription Agreement (the "Equity Line Agreement"), for no additional monetary consideration, the Company issued 76,844 shares of the Company's Common Stock to The Tail Wind Fund, Ltd. and 19,211 shares of the Company's Common Stock to Resonance Limited. In addition, on or about December 24, 1998, in connection with the issuance of shares to The Tail Wind Fund, Ltd. and Resonance Limited, the Company issued to Swartz Investments LLC 60,515 shares of the Company's Common Stock and warrants to purchase up to 5,091 shares of Common Stock at an exercise price of $1.375 per share, which warrants are immediately exercisable and expire on December 31, 2004.

On various dates during the quarter ended January 31, 1999, the Company issued to six unaffiliated investors an aggregate of 454,747 shares of the Company's Common Stock upon conversion of an aggregate of 233 outstanding shares of the Company's 5% Adjustable Convertible Class C Preferred Stock (the "Class C Stock") and upon the exercise of outstanding warrants for total consideration of $41,129. Upon conversion of the 233 shares of Class C Stock, the Company issued additional warrants to such investors to purchase up to an aggregate of 97,997 shares of the Company's Common Stock at an exercise price of $0.6554 per share, which warrants are immediately exercisable and expire on April 25, 2002.

The issuances of the securities of the Company in the above transactions were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipient of such securities either received adequate information about the Company or had access, through employment or other relationships with the Company, to such information.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   None.
-------  --------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.
-------  ----------------------------------------------------

ITEM 5.  OTHER INFORMATION.   None.
-------  ------------------

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.
-------  --------------------------------

         (a)     Exhibits:

         Exhibit Number            Description
         --------------            -----------

             10.47 Real Estate Purchase Agreement By and Between Techniclone Corporation and 14282 Franklin Avenue Associates, LLC dated December 24, 1998.

             10.48 Lease and Agreement of Lease Between TNCA, LLC, as Landlord, and Techniclone Corporation, as Tenant dated as of December 24, 1998.

             10.49 Promissory Note dated as of December 24, 1998 between Techniclone Corporation (Payee) and TNCA Holding, LLC (Maker) for $1,925,000.

             10.50 Pledge and Security Agreement dated as of December 24, 1998 for $1,925,000 Promissory Note between Grantors and Techniclone Corporation (Secured Party).


             27                    Financial Data Schedule.

         (b) Reports on Form 8-K: Current Report on Form 8-K as filed with the Commission on January 7, 1999 reporting the sale and subsequent leaseback of its two corporate facilities.

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