Form 10-K
period 1999-04-30
TECHNICLONE CORP/DE/
filed 1999-07-28
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED APRIL 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $98,114,000 as of July 15, 1999, based upon a closing price of $1.375 per share. Also, excludes 5,014,142 shares of Common Stock held by executive officers, directors, and shareholders whose ownership exceeds 5% of the Common Stock outstanding as of July 15, 1999.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                        76,369,778 shares of Common Stock
                               as of July 15, 1999


DOCUMENTS INCORPORATED BY REFERENCE.

         Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 1999 Annual Shareholders' Meeting.

                             TECHNICLONE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                                TABLE OF CONTENTS

                Forward-Looking Statements                                    4
                Risk Factors                                                  4

                                     PART I
Item  1.        Business                                                     14
Item  2.        Properties                                                   26
Item  3.        Legal Proceedings                                            27
Item  4.        Submission of Matters to a Vote of Security Holders          27

                                     PART II
Item  5.        Market for Registrant's Common Equity and Related
                  Stockholders' Matters                                      27
Item  6.        Selected Financial Data                                      29
Item  7.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              31
Item 7A.        Quantitative and Qualitative Disclosures
                  About Market Risk                                          35
Item  8.        Financial Statements and Supplementary Data                  35
Item  9.        Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosures                    35

                                    PART III
Item 10.        Directors and Executive Officers of the Registrant           35
Item 11.        Executive Compensation                                       35
Item 12.        Security Ownership of Certain Beneficial Owners
                  and Management                                             35
Item 13.        Certain Relationships and Related Transactions               35

                                     PART IV
Item 14.        Exhibits, Consolidated Financial Statement
                  Schedules, and Reports on Form 8-K                         36






As used in this Form 10-K, the terms "we", "us", "our" and "Company" refers to Techniclone Corporation, Techniclone International Corporation, its former subsidiary, Cancer Biologics Incorporated ("CBI"), which was merged into the Company on July 26, 1994 and its wholly-owned subsidiary Peregrine Pharmaceuticals, Inc. ("Peregrine"), a Delaware corporation, which was acquired on April 24, 1997.

FORWARD-LOOKING STATEMENTS
--------------------------

         Except for historical information contained herein, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-K, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture our products; competitive conditions within the industry may change adversely; upon development of our products, demand for our products may weaken; the market may not accept our products; we may be unable to retain existing key management personnel; our forecasts may not accurately anticipate market demand; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to, the risks and uncertainties associated with completing pre-clinical and clinical trials of our technologies; obtaining additional financing to support our operations; obtaining regulatory approval for such technologies; complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other commitments, or clinical trial costs and other factors. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our capital expenditure or other budgets, which may in turn affect our business, financial position and results of operations.



RISK FACTORS
------------

IF WE CANNOT OBTAIN ADDITIONAL FUNDING, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED.

         At April 30, 1999, we had $2,385,000 in cash and cash equivalents. We have expended, and will continue to expend, substantial funds on the development of our product candidates and for clinical trials. As a result, we have had negative cash flows from operations since inception and expect the negative cash flows from operations to continue for the foreseeable future. We currently have commitments to expend additional funds for antibody and radioactive isotope combination services, clinical trials, product development contracts, license contracts, severance arrangements, employment agreements, consulting agreements, and for the repurchase of marketing rights to certain product technology. We expect operating expenditures related to clinical trials to increase in the future as clinical trial activity increases and expansion for clinical trial production continues. We also expect that the monthly negative cash flows will continue. We will require additional funding to sustain our research and development efforts, provide for future clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations until we are able to generate sufficient revenue from the sale and/or licensing of our products.

         During June 1998, we secured access to $20,000,000 under a Common Stock Equity Line (Equity Line) with two institutional investors. The Equity Line expires in June 2001. Under the terms of the Equity Line, we may, in our sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of our common stock for up to $20,000,000 upon the effective registration of the Put shares. Up to $2,250,000 of Puts, unless an increase is otherwise agreed to, can be made every quarter, subject to the satisfaction of certain conditions, including share issuance volume limitations identical to the share resale limitations set forth in Rule 144(e). In addition, if the closing bid price of our common stock falls below $1.00 during the ten trading days prior to the call date, then the amount of Puts will be limited to 15% of what would otherwise be available. If the closing bid price of the Company's common stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. As of July 15, 1999, we had $12,000,000 available for future Puts under the Equity Line.

         We cannot be certain whether we can obtain required additional funding on terms satisfactory to us, if at all. If we do raise additional funds through the issuance of equity or convertible debt securities, these new securities may have rights, preferences or privileges senior to the presently outstanding securities of the Company. If we are unable to raise additional funds when necessary, we may have to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates or enter into financing arrangements on terms which we would not otherwise accept. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

         Without obtaining additional financing or completing a licensing transaction, we believe that we have sufficient cash on hand as of July 15, 1999 and available pursuant to the Equity Line mentioned above, assuming we make an additional quarterly draw of $2,250,000, to meet our obligations on a timely basis through September, 1999.

WE HAVE HAD SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

         We have experienced significant losses since inception. As of April 30, 1999, our accumulated deficit was approximately $92,678,000. We expect to incur significant additional operating losses in the future and expect cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials, and expansion of manufacturing and product commercialization capabilities. We also expect losses to fluctuate substantially from quarter to quarter. All of our products are currently in development, preclinical studies or clinical trials, and no revenues have been generated from commercial product sales. To achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate significant product revenues for at least the next year. There can be no guarantee that we will ever generate product revenues sufficient to become profitable or to sustain profitability.

PROBLEMS IN PRODUCT DEVELOPMENT MAY CAUSE OUR CASH DEPLETION RATE TO INCREASE.

         Our ability to obtain financing and to manage expenses and our cash depletion rate is key to the continued development of product candidates and the completion of ongoing clinical trials. Our cash depletion rate will vary substantially from quarter to quarter as we fund non-recurring items associated with clinical trials, product development, antibody manufacturing and facility expansion and scale-up, patent legal fees and various consulting fees. We have limited experience with clinical trials and if we encounter unexpected difficulties with our operations or clinical trials, we may have to expend additional funds, which would increase our cash depletion rate.

OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY NOT BE SUCCESSFUL.

         Since inception, we have been engaged in the development of drugs and related therapies for the treatment of people with cancer. Our product candidates, which have not received regulatory approval, are generally in the early stages of development. If the initial results from any of the clinical trials are poor, those results will adversely effect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, product candidates resulting from our research and development efforts, if any, are not expected to be available commercially for at least the next year. Our products currently in clinical trials represent a departure from more commonly used methods for cancer treatment. These products, if approved, may experience under-utilization by doctors who are unfamiliar with their application in the treatment of cancer. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in most cases chemotherapy, rather than new alternative therapies. We or our marketing partner may be required to implement an aggressive education and promotion plan with doctors in order to gain market recognition, understanding and acceptance of our products. Market acceptance could also be affected by the availability of third-party reimbursement. Accordingly, we cannot guarantee that our product development efforts, including clinical trials, or commercialization efforts will be successful or that any of our products, if approved, can be successfully marketed.

WE MAY NOT BE ABLE TO EXPAND OUR FACILITIES TO IMPLEMENT COMMERCIAL PRODUCTION OF OUR PRODUCTS.

         In order to conduct clinical trials on a timely basis, obtain regulatory approval and be commercially successful, we must expand our manufacturing and product commercialization processes so that our product candidates, if approved, can be manufactured and produced in commercial quantities. To date, we have expended significant funds for the expansion of our antibody manufacturing capabilities for clinical trial requirements for two of our product candidates and for refinement of the production processes. We intend to use existing antibody manufacturing capacity to meet the clinical trial requirements for these two product candidates and to support the initial commercialization of these product candidates, if approved. In order to provide additional capacity, we must successfully negotiate agreements with contract antibody manufacturers to have these products produced, the cost of which is estimated to be several million dollars in start-up costs and additional production costs on a "per run basis". Such contracts would also require an additional investment estimated at five to nine million dollars over the next two years for antibody radiolabeling services and related equipment and related production area enhancements, and for vendor services associated with technology transfer assistance, expansion and production start-up and for regulatory assistance. We have limited manufacturing experience, and cannot make any guarantee as to our ability to expand our manufacturing operations, the suitability of our present facility for clinical trial production or commercial production, our ability to make a successful transition to commercial production or our ability to reach an acceptable agreement with one or more contract manufacturers to produce any of our other product candidates, if approved, in clinical or commercial quantities.

OUR TECHNOLOGY AND PRODUCTS MAY PROVE INEFFECTIVE OR BE TOO EXPENSIVE TO MARKET SUCCESSFULLY.

         Our future success is significantly dependent on our ability to develop and test workable products for which we will seek approval from the United States Food and Drug Administration to market to certain defined patient groups. There is a significant risk as to the performance and commercial success of our technology and products. The products we are currently developing will require significant additional laboratory and clinical testing and investment over the foreseeable future. Our proposed products may not prove to be effective in clinical trials or they may cause harmful side effects during clinical trials. In addition, our product candidates, if approved, may prove impracticable to manufacture in commercial quantities at a reasonable cost and/or with acceptable quality. Any of these factors could negatively affect our financial position and results of operations.

OUR DEPENDENCY ON A LIMITED NUMBER OF SUPPLIERS MAY NEGATIVELY IMPACT OUR ABILITY TO COMPLETE CLINICAL TRIALS AND MARKET OUR PRODUCTS.

         We currently procure, and intend in the future to procure, our antibody and radioactive isotope combination services under negotiated contracts with two domestic entities, one Canadian entity and one European entity. We cannot guarantee that these suppliers will be able to qualify their facilities or label and supply antibody in a timely manner, if at all. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a commercial company for commercial antibody manufacturing and radioactive isotope combination services. We are presently in discussions with a few companies to provide commercial antibody manufacturing and radioactive isotope combination services. We also currently rely on, and expect in the future to rely on, our current suppliers for all or a significant portion of the raw material requirements for our antibody products. Antibody that has been combined with a radioactive isotope cannot be stockpiled against future shortages. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials and to market our products, if approved.

TERMINATION OF OUR RELATIONSHIP WITH SCHERING A.G., GERMANY COULD ADVERSELY AFFECT OUR BUSINESS.

         In March 1999, we entered into a license agreement with Schering A.G., Germany for the worldwide development, marketing and distribution of our direct tumor targeting agent product candidate, Oncolym(R). Under the agreement, Schering A.G., Germany has assumed control of the clinical development program, regulatory approvals in the United States and all foreign countries and handling sales and marketing of this product candidate. Schering A.G., Germany may terminate the agreement under a number of circumstances as defined in the agreement, including thirty days' written notice given at any time prior to receiving regulatory approval. We are relying on Schering A.G., Germany to apply its expertise and know-how through the development, launch and sale of this product candidate. If Schering A.G., Germany decides to discontinue the development of this product candidate and terminates our license agreement, we may have to discontinue development, commercialization and clinical testing of this product candidate, which could negatively affect our operations and financial performance. In connection with our agreement with Schering A.G.,

Germany for Oncolym(R), Schering A.G., Germany has also agreed to discuss the development and commercialization of our Vascular Targeting Agent technology. If we enter into an agreement with Schering A.G., Germany with respect to our Vascular Targeting Agent technology, we will also rely on Schering A.G., Germany to apply its expertise and know-how through the development, launch and sale of our Vascular Targeting Agent product candidates. We cannot guarantee that Schering A.G., Germany will devote the resources necessary to successfully develop and/or market any product candidate.

WE DO NOT HAVE A SALES FORCE TO MARKET OUR PRODUCTS.

         At the present time, we do not have a sales force to market any of our products, if and when they are approved. We intend to sell our products in the United States and internationally in collaboration with one or more marketing partners. If and when we receive approval from the United States Food and Drug Administration for our initial product candidates, the marketing of these products will be contingent upon our ability to either license or enter into a marketing agreement with a large company or our ability to recruit, develop, train and deploy our own sales force. We do not presently possess the resources or experience necessary to market any of our product candidates. Other than an agreement with Schering A.G., Germany with respect to the marketing of our direct tumor targeting agent product candidate, we presently have no agreements for the licensing or marketing of our product candidates, and we cannot assure you that we will be able to enter into any such agreements in a timely manner or on commercially favorable terms, if at all. Development of an effective sales force requires significant financial resources, time and expertise. We cannot assure you that we will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for our product candidates, if and when they are approved.

WE MAINTAIN ONLY LIMITED PRODUCT LIABILITY INSURANCE AND MAY BE EXPOSED TO CLAIMS IF OUR INSURANCE COVERAGE IS INSUFFICIENT.

         The manufacture and sale of human therapeutic products involves an inherent risk of product liability claims. We maintain only limited product liability insurance. We cannot assure you that we will be able to maintain existing insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall could negatively impact our financial position and results of operations.

EARTHQUAKES MAY DAMAGE OUR FACILITIES.

         Our corporate and research facilities, where the majority of our research and development activities are conducted, are located near major earthquake faults, which have experienced earthquakes in the past. Although we carry limited earthquake insurance, in the event of a major earthquake or other disaster in or near the greater Southern California area, our facilities may sustain significant damage and our operations could be negatively affected.

THE LIQUIDITY OF OUR COMMON STOCK WILL BE ADVERSELY AFFECTED IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ SMALLCAP MARKET.

         The Common Stock is presently traded on The Nasdaq SmallCap Market. To maintain inclusion on The Nasdaq SmallCap Market, we must continue to have either net tangible assets of at least $2,000,000, market capitalization of at least $35,000,000, or net income (in either our latest fiscal year or in two of our last three fiscal years) of at least $500,000. In addition, we must meet other requirements, including, but not limited to, having a public float of at least 500,000 shares and $1,000,000, a minimum closing bid price of $1.00 per share of Common Stock (without falling below this minimum bid price for a period of 30 consecutive trading days), at least two market makers and at least 300 stockholders, each holding at least 100 shares of Common Stock. At various times, we have failed to maintain a $1.00 minimum closing bid price for extended periods of time. As of April 30, 1999, we had failed to maintain a $1.00 minimum closing bid price for 19 consecutive trading days. From April 30, 1999 through July 15, 1999, our minimum closing bid price has fallen periodically below the minimum $1.00 closing bid price. If we fail to meet the minimum closing bid price of $1.00 for a period of 30 consecutive trading days, we will be notified by The Nasdaq Stock Market and will then have a period of 90 calendar days from such notification to achieve compliance with the applicable standard by meeting the minimum closing bid price requirement for at least 10 consecutive trading days during such 90 day period. We cannot guarantee that we will be able to maintain these requirements in the future. If we fail to meet any of The Nasdaq SmallCap Market listing requirements, the market value of the Common Stock could fall and holders of Common Stock would likely find it more difficult to dispose of the Common Stock. In addition, if the minimum closing bid price of the Common Stock is not at least $1.00 per share for 10 consecutive trading days before we make a call for proceeds under our Regulation D Common Stock Equity Line Subscription Agreement with two institutional investors or if the Common Stock ceases to be included on The Nasdaq SmallCap Market, we would have limited or no access to funds under the Regulation D Common Stock Equity Line Subscription Agreement. Moreover, should the market price of the Common Stock fall significantly, we would be required to issue to the two institutional investors a much greater number of shares than we would otherwise if the market price were stable or rising, which could cause the market price of the Common Stock to fall further and faster. In addition, we and broker-dealers effecting transactions in the Common Stock may become subject to additional disclosure and reporting requirements applicable to low-priced securities, which may reduce the level of trading activity in the secondary market for the Common Stock and limit or prevent investors from readily selling their shares of Common Stock.

THE SALE OF SUBSTANTIAL SHARES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         As of July 15, 1999, we had approximately 76,370,000 shares of Common Stock outstanding. We are also obligated to issue up to an additional approximately 191,000 shares of Common Stock upon conversion of 91 outstanding shares of our 5% Adjustable Convertible Class C Preferred Stock and exercise of related warrants. Under our Regulation D Common Stock Equity Line Subscription Agreement with two institutional investors, we may issue up to an additional approximately 18,150,000 shares of Common Stock (assuming a market price of our common stock of $1.00 per share), at our sole option, from time to time, in exchange for an aggregate purchase price of $12,000,000, which includes warrants equal to 10% of the shares of Common Stock issued under such agreement, which must be exercised on a cashless basis only. In addition, an additional approximately 15,495,000 shares of Common Stock are issuable upon exercise of outstanding stock options and other warrants at an average exercise price of $1.81. The conversion rate applicable to our Class C Preferred Stock and the purchase price for the shares of Common Stock and warrants to be issued under the Regulation D Common Stock Equity Line Subscription Agreement are at a significant discount to the market price of the Common Stock. The sale and issuance of these shares of Common Stock, as well as subsequent sales of shares of Common Stock in the open market, may cause the market price of the Common Stock to fall and might impair our ability to raise additional capital through sales of equity or equity-related securities, whether under the Regulation D Common Stock Equity Line Subscription Agreement or otherwise.

OUR HIGHLY VOLATILE STOCK PRICE AND TRADING VOLUME MAY ADVERSELY AFFECT THE LIQUIDITY OF THE COMMON STOCK.

         The market price of the Common Stock, and the market prices of securities of companies in the biotechnology industry generally, has been highly volatile and is likely to continue to be highly volatile. Also, the trading volume in the Common Stock has been highly volatile, ranging from as few as 44,000 shares per day to as many as 19 million shares per day over the past eighteen months, and is likely to continue to be highly volatile. The market price of the Common Stock may be significantly impacted by many factors, including announcements of technological innovations or new commercial products by us or our competitors, disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors and regulatory developments and product safety concerns in both the United States and foreign countries. These and other external factors have caused and may continue to cause the market price and demand for the Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of the Common Stock.

WE MAY NOT BE ABLE TO COMPETE WITH OUR COMPETITORS IN THE BIOTECHNOLOGY
INDUSTRY.

         The biotechnology industry is intensely competitive. It is also subject to rapid change and sensitive to new product introductions or enhancements. We expect to continue to experience significant and increasing levels of competition in the future. Virtually all of our existing competitors have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. Two of our competitors, IDEC Pharmaceuticals Corporation and Coulter Pharmaceuticals, Inc., each has a lymphoma antibody that may compete with our direct tumor targeting agent product, Oncolym(R). IDEC Pharmaceuticals Corporation is currently marketing its lymphoma product for low grade non-Hodgkin's lymphoma and we believe that Coulter Pharmaceuticals, Inc. will be marketing its respective lymphoma product prior to the time our Oncolym(R) product will be submitted to the United States Food and Drug Administration for marketing approval. Coulter Pharmaceuticals, Inc. has also announced that it intends to seek to conduct clinical trials of its antibody treatment for intermediate and/or high-grade non-Hodgkin's lymphomas. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to our technologies and products. Some or all of these companies may also have greater financial and technical resources than we have. Accordingly, we cannot assure you that we will be able to compete successfully with our existing and future competitors or that competition will not negatively affect our financial position or results of operations in the future.

WE MAY NOT BE SUCCESSFUL IF WE ARE UNABLE TO OBTAIN AND MAINTAIN PATENTS AND LICENSES TO PATENTS.

         Our success depends, in large part, on our ability to obtain or maintain a proprietary position in our products through patents, trade secrets and orphan drug designations. We have been granted several United States patents and have submitted several United States patent applications and numerous corresponding foreign patent applications, and have also obtained licenses to patents or patent applications owned by other entities. However, we cannot assure you that any of these patent applications will be granted or that our patent licensors will not terminate any of our patent licenses. We also cannot guarantee that any issued patents will provide competitive advantages for our products or that any issued patents will not be successfully challenged or circumvented by our competitors. Although we believe that our patents and our licensors' patents do not infringe on any third party's patents, we cannot be certain that we can avoid litigation involving such patents or other proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we may not have the necessary financial resources to defend or prosecute our rights in connection with any litigation. Responding to, defending or bringing claims related to patents and other intellectual property rights may require our management to redirect our human and monetary resources to address these claims and may take years to resolve.

OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED DUE TO DIFFICULTIES OR DELAYS IN CLINICAL TRIALS.

         We may encounter unanticipated problems, including development, manufacturing, distribution, financing and marketing difficulties, during the product development, approval and commercialization process. Our product candidates may take longer than anticipated to progress through clinical trials or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Delays in patient enrollment will result in increased costs and further delays. If we experience any such difficulties or delays, we may have to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates. Schering A.G., Germany has recently advised us that it is analyzing the results of the current Phase II clinical development program for our direct tumor targeting agent product candidate and based on that analysis, Schering A.G., Germany may revise the current protocol. As such, the current clinical trial sites will remain open for treating existing patients, however, no new enrollment of patients will be made under the current trial. Schering A.G., Germany has further informed us that if a revised protocol is developed, it will be submitted to the United States Food and Drug Administration for additional clinical trials. If Schering A.G., Germany decides to discontinue the development of this product candidate and terminates our license agreement for the worldwide development, distribution and marketing of this product candidate, we may have to discontinue development, commercialization and clinical testing of this product candidate.

OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED DUE TO DELAYS OR FAILURE IN OBTAINING REGULATORY APPROVALS.

         We will need to do substantial additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates. Testing, manufacturing, commercialization, advertising, promotion, export and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort and financial resources and we cannot guarantee that any approval will be granted on a timely basis, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the United States Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, we may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products, and we may not be able to obtain all necessary governmental clearances and approvals to market our products. At least initially, we intend, to the extent possible, to rely on licensees to obtain regulatory approval for marketing our products. The failure by us or our licensees to adequately demonstrate the safety and efficacy of any of our product candidates under development could delay, limit or prevent regulatory approval of the product, which may require us to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates.

OUR PRODUCTS, IF APPROVED, MAY NOT BE COMMERCIALLY VIABLE DUE TO HEALTH CARE REFORM AND THIRD-PARTY REIMBURSEMENT LIMITATIONS.

         Recent initiatives to reduce the federal deficit and to reform health care delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to drive reductions of health care costs. Any such changes could negatively impact the commercial viability of our products, if approved. Our ability to successfully commercialize our product candidates, if and when they are approved, will depend in part on the extent to which appropriate reimbursement codes and authorized cost reimbursement levels of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations. In the absence of national Medicare coverage determination, local contractors that administer the Medicare program, within certain guidelines, can make their own coverage decisions. Accordingly, there can be no assurance that any of our product candidates, if approved and when commercially available, will be included within the then current Medicare coverage determination or the coverage determination of state Medicaid programs, private insurance companies and other health care providers. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care and the growth of health maintenance organizations in the United States may all result in lower prices for our products, if approved and when commercially available, than we currently expect. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could negatively affect our financial performance, if and when one or more of our products are approved and available for commercial use.

OUR MANUFACTURING AND USE OF HAZARDOUS AND RADIOACTIVE MATERIALS MAY RESULT IN OUR LIABILITY FOR DAMAGES, INCREASED COSTS AND INTERRUPTION OF ANTIBODY SUPPLIES.

         The manufacturing and use of our products require the handling and disposal of the radioactive isotope I131. We currently rely on, and intend in the future to rely on, our current contract manufacturers to combine antibodies with radioactive I131 isotope in our products and to comply with various local, state and or national and international regulations regarding the handling and use of radioactive materials. Violation of these local, state, national or international regulations by these companies or a clinical trial site could significantly delay completion of the trials. Violations of safety regulations could occur with these manufacturers, so there is also a risk of accidental contamination or injury. Accordingly, we could be held liable for any damages that result from an accident, contamination or injury caused by the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations. In addition, we may incur substantial costs to comply with environmental regulations. In the event of any noncompliance or accident, the supply of antibodies for use in clinical trials or commercial products could also be interrupted.

OUR OPERATIONS AND FINANCIAL PERFORMANCE COULD BE NEGATIVELY AFFECTED IF WE CANNOT ATTRACT AND RETAIN KEY PERSONNEL.

         Our success is dependent, in part, upon a limited number of key executive officers and technical personnel remaining employed with us, including Larry O. Bymaster, our President and Chief Executive Officer, Steven C. Burke, our Chief Financial Officer, and Dr. John N. Bonfiglio, our Vice President of Technology and Business Development and interim Vice President of Clinical and Regulatory Affairs. We also believe that our future success will depend largely upon our ability to attract and retain highly-skilled research and development and technical personnel. We face intense competition in our recruiting activities, including larger companies with greater resources. We do not know if we will be successful in attracting or retaining skilled personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could negatively affect our operations and financial performance.

OUR BUSINESS MAY BE ADVERSELY EFFECTED IF OUR COMPUTER SYSTEMS AND THE COMPUTER SYSTEMS OF OUR SUPPLIERS ARE NOT YEAR 2000 COMPLIANT.

         We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex. The issue is whether computer systems will properly recognize date-sensitive information in the year 2000 due to the fact that the programming in most computer systems use a two digit year value, which value will rollover to "00" as of January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We have identified substantially all of our information technology ("IT") and non-IT systems, including major hardware and software platforms in use and we have modified and upgraded our hardware, software of IT and non-IT systems to be year 2000 compliant. We do not presently believe that the year 2000 problem will pose significant operational problems for our internal computer systems or have a negative affect on our operations. However, we cannot assure you that any year 2000 compliance problems of our suppliers will not negatively affect our operations. Because uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, we intend to continue to make efforts to ensure that third parties with whom we have relationships are year 2000 compliant. We have not incurred significant costs to date associated with year 2000 compliance and presently believe estimated future costs will not be material. However, actual results could differ materially from our expectations due to unanticipated technological difficulties or project delays. If any third parties upon which we rely are unable to address the year 2000 issue in a timely manner, although we are uncertain as to our worst case consequences, it could have an adverse impact on our operations, including delaying our clinical trial programs. In order to minimize this risk, we have developed a contingency plan, the implementation of which should be completed by November 1999, and we intend to devote all resources required to attempt to resolve any significant year 2000 problems in a timely manner.

                                     PART I
                                     ------

ITEM 1.       BUSINESS
              --------

                                COMPANY OVERVIEW

         Techniclone Corporation was incorporated in the State of Delaware on September 25, 1996. On March 24, 1997, Techniclone International Corporation, a California corporation (a predecessor company incorporated in June 1981), was merged with and into Techniclone Corporation. This merger was effected for the purpose of effecting a change in our state of incorporation from California to Delaware and making certain changes in our charter documents. Techniclone Corporation refers to Techniclone International Corporation, its former subsidiary, Cancer Biologics Incorporated ("CBI"), which was merged into the Company on July 26, 1994 and its wholly-owned subsidiary Peregrine Pharmaceuticals, Inc. ("Peregrine"), a Delaware corporation, which was acquired on April 24, 1997.

         Techniclone Corporation is a biopharmaceutical company engaged in the research, development and commercialization of targeted cancer therapeutics. We develop product candidates based primarily on our proprietary collateral (indirect) tumor targeting technologies for the treatment of solid tumors and a direct tumor targeting agent for the treatment of refractory malignant lymphoma. We have four potential product candidates: two products are in Phase II clinical trials and two products are in preclinical studies.

         Collateral (indirect) tumor targeting is the therapeutic strategy of targeting peripheral structures and cell types, other than the viable cancer cells directly, as a means to treat solid tumors. We are currently developing three collateral (indirect) targeting agents for the treatment of solid tumors:
Tumor Necrosis Therapy, which is potentially capable of carrying a variety of therapeutic agents to the interior of solid tumors and irradiating the tumor from the inside out; Vasopermeation Enhancement Agents, which potentially increases the permeability of the tumor site and consequently can increase the concentration of killing agents at the core of the tumor; and Vascular Targeting Agents, which potentially creates a blockage within the capillaries and blood vessels that supply solid tumors with nutrients, thus potentially destroying the tumor.

         A Phase II clinical trial of our Tumor Necrosis Therapy agent (called Cotara(TM)) for the treatment of malignant glioma (brain cancer) is currently being conducted at The Medical University of South Carolina and the University of California at Los Angeles, with five additional clinical trial sites at various stages of contract negotiation. In addition, our Tumor Necrosis Therapy agent is being used in an equivalent Phase I clinical trial for the treatment of pancreatic, prostrate and liver cancers at a clinical trial site in Mexico City. We are collaborating with outside scientists for preclinical studies on Vasopermeation Enhancement Agents and on Vascular Targeting Agents.

         To date, the business has been financed primarily through the sale of equity securities and we have not received any significant revenues. However, on March 8, 1999, we entered into a license agreement with Schering A.G., Germany, a major multinational pharmaceutical company, with respect to the development, manufacture and marketing of our direct tumor targeting agent candidate, Oncolym(R). At the time we entered into the license agreement with Schering A.G., Germany, Oncolym(R) was in a Phase II/III clinical trial for the treatment of non-Hodgkin's B-cell Lymphoma. Under this license agreement with Schering A.G., Germany, Techniclone received an initial $3,000,000 payment and provisions for additional payments and reimbursements of up to $17 million, subject to the achievement of certain milestones, and royalties based on sales of Oncolym(R). As part of this Oncolym(R) agreement, Schering A.G., Germany and Techniclone are proceeding with negotiations concerning the terms of a possible licensing transaction on the Vascular Targeting Agents technology. We cannot be certain whether we will be successful in entering into a licensing transaction on the Vascular Targeting Agents technology on terms satisfactory to us, if at all.

         Our principal executive offices are located at 14282 Franklin Avenue, Tustin, California 92780-7017 and our telephone number is (714) 508-6000.

                BACKGROUND OF CANCER AND CONVENTIONAL TREATMENTS

         Before we discuss our technologies and business in more detail, we have gathered the following information derived primarily from data provided by the American Cancer Society, to better assist you in understanding cancer and conventional treatments.

         Cancer is a family of more than one hundred diseases that can be categorized into two broad groups: (i) solid tumor cancers, such as brain, lung, prostate, breast and colon cancers and (ii) non-solid tumor cancers such as hematological or blood-borne malignancies, including lymphomas and leukemia's. All cancers are generally characterized by a breakdown of the cellular mechanisms that regulate cell growth and cell death in normal tissues. In the United States alone, there are an estimated 8 million people alive who have a history of cancer. In addition, there was an estimated 1.2 million newly diagnosed cases of cancer in 1998, of which, approximately 1.1 million cases related to solid tumor cancers.

         Of the estimated 1.1 million newly diagnosed solid tumor cases in 1998, the following represent the top five diagnosed solid tumor cancers:

                                                                                              5-Year Survival
                                                    Estimated New          Estimated             Rate - All
    Type of Cancer                                      Cases               Deaths             Disease Stages
    ---------------------------------------------   -------------          ---------          ----------------
    Prostate cancer                                     184,500             39,200                   89%
    Breast cancer                                       180,300             43,900                   84%
    Lung cancer                                         171,500            160,100                   14%
    Colorectal cancer                                   131,600             56,500                   62%
    Urinary bladder                                      54,400             12,500                   81%

         In addition, the most deadly forms of solid tumor cancers, (those with the lowest 5-year survival rates), were:

                                                                                              5-Year Survival
                                                    Estimated New          Estimated             Rate - All
    Type of Cancer                                      Cases               Deaths             Disease Stages
    ---------------------------------------------   -------------         ---------          ----------------
    Pancreatic cancer                                    29,000             28,900                    4%
    Liver cancer                                         13,900             13,000                    6%
    Esophagus cancer                                     36,300             35,700                   11%
    Lung cancer                                         171,500            161,100                   14%
    Malignant gliomas (brain cancer)                      8,000                 *                     *

         * High grade gliomas such as glioblastoma multiforme and anaplastic astrocytoma are among the most serious and aggressive types of malignant brain tumors, with median patient survival times ranging from 9 to 12 months from initial diagnosis.

         Our initial Tumor Necrosis Therapy clinical treatment areas include three of the top five most deadly forms of solid tumors cancers (pancreatic, liver and brain), as well as prostate cancer, which has the highest estimated number of new cases. We are currently conducting a Phase II clinical trial for the treatment of malignant glioma (brain cancer) and have started an equivalent Phase I trial in Mexico City for the treatment of prostate cancer, liver cancer and pancreatic cancer. Although the information above represents estimated total new cases, our technologies, if approved, may only treat a small percentage of that population or certain indications within any one cancer group.

         Brain cancer, which includes malignant glioma, grows rapidly, is debilitating and is almost always fatal. Within the brain, gliomas usually occur in the cerebral hemispheres but may also strike other areas, especially the optic nerve, the brain stem, and particularly among children, the cerebellum. Brain tumors are the second leading cause of cancer death in children under age 15 and in young adults up to age 34. Conventional treatments for brain tumors include surgery, radiation treatment and/or chemotherapy.

         Prostate, liver and pancreatic cancers are devastating diseases with few treatment alternatives. These cancers, especially liver and pancreatic, are often inoperable, progress rapidly, and have poor prognosis for survival.

         Non-solid, blood borne cancers are of the immune system and include Non-Hodgkin's B-cell lymphomas ("NHL"). NHL is usually characterized by multiple tumors at various sites throughout the body. There were more than 55,000 new cases expected to be diagnosed in 1998 in the United States.

                   OUR TECHNOLOGIES AND LICENSING ARRANGEMENTS
                   -------------------------------------------

         COLLATERAL (INDIRECT) TARGETING AGENTS FOR SOLID TUMOR THERAPY

         We have three monoclonal antibody technologies for collateral (indirect) targeting of solid tumors for cancer therapy, Tumor Necrosis Therapy
(TNT), Vascular Targeting Agents (VTAs), and Vasopermeation Enhancement Agents
(VEAs).

         TUMOR NECROSIS THERAPY (TNT). Tumor Necrosis Therapy represents an entirely new approach to cancer therapy. Instead of targeting living cancer cells, TNT targets dead and dying cells because such cells account for up to 50% of the mass of a tumor and are found primarily at the tumor core. TNT binds to DNA or DNA-associated proteins, such as histones, found within the nucleus of every cell. TNT is only able to bind to DNA in cells having porous nuclear and cellular membranes, since porosity is a property uniquely associated with dead and dying cells, thus DNA functions as a highly abundant but selective target. This DNA target is not believed to modulate as do targets associated with other tumor-specific cell surface antigens that are commonly used as targets with other antibody-based therapeutic modalities. Once concentrated in necrotic regions throughout the tumor, radiolabeled TNT can potentially bombard neighboring viable cancer cells with beta radiation for an extended period of time.

         Each successive treatment with TNT potentially kills more cancer cells, thereby, increasing the necrotic area of the tumor. Thus, TNT potentially becomes more effective upon subsequent doses, contrary to conventional chemotherapy, which becomes less effective with subsequent doses due to increased drug resistance. Additionally, since Iodine 131(radioactive isotope) has a killing radius of 100-300 cell layers around the isotope, TNT might be effective in most areas of the tumor having small pockets of necrosis surrounded by viable tumor cells. In essence, TNT potentially destroys the tumor from the inside out. The TNT targeting mechanism could be the basis for a class of new products effective across a wide-range of solid tumor types, including brain, lung, colon, breast, liver, prostate and pancreatic cancers.

         Our first TNT-based product is an investigational chimeric monoclonal antibody radiolabeled with the isotope, I131, trademarked Cotara(TM). During March 1998, we began enrolling patients into a Phase I study of TNT for the treatment of malignant glioma (brain cancer). The treatment protocol used an interstitial delivery system pioneered by the National Institutes of Health
(NIH). The interstitial delivery system uses a low-pressure intra-tumoral catheter to deliver therapeutic agents directly to the tumor in a way which maximizes the uptake of the drug by the tumor tissue. The Phase I clinical investigation was designed to assess the safety and tolerability of interstitially administered TNT antibody. The protocol included the provision to enroll up to 24 patients with recurrent supratentorial anaplastic astrocytoma and glioblastoma multiforme ("GBM"). Patients could include those who are candidates for surgical treatment and patients for which surgical tumor debulking is not possible. We amended the Phase I trial protocol in July 1998 to allow for patient-specific dosing of TNT based on the volume of the specific brain tumor. Endpoints in the study included safety, determination of the maximum tolerated dose, pharmacokinetic profile, and radiation dosimetry. The Phase I clinical trial was conducted at The Medical University of South Carolina. The results of the Phase I clinical trial showed the drug to be relatively safe and reasonably well-tolerated under the dosing regimen.

         In December 1998, we started a Phase II clinical trial for the treatment of malignant glioma. The Phase II trial is currently being conducted at The Medical University of South Carolina and the University of California at Los Angeles, with five additional clinical trial sites at various stages of contract negotiation. The protocol will include the treatment of up to 60 patients and will examine dosing and efficacy in newly diagnosed GBM, recurrent GBM and recurrent anaplastic astriacytoma. The study will include two doses per patient administered nine weeks apart. Doses will be divided and delivered through two catheters placed perpendicularly to maximize delivery to all planes of the tumor.

         In addition, we have started treating patients in a Phase I equivalent clinical trial in Mexico City using TNT for treatment of prostate, liver and pancreatic cancers. The treatment will include up to 18 patients. TNT will be delivered to the tumor by intratumoral administration and by intravenous administration. The purpose of this study is to examine safety, dosimetry, and dosing in solid tumors. The clinical trial is partially being sponsored by a major multinational pharmaceutical company whose shares are traded on the New York Stock Exchange.

         TNT LICENSING OBLIGATIONS. During February 1996, the Company entered into a joint venture agreement with Cambridge Antibody Technology, Inc. (CAT), an unrelated entity, which provides for the co-sponsorship of development and clinical testing of chimeric and human TNT antibodies. As part of the joint venture agreement, CAT maintained the responsibility to construct human TNT antibodies for future joint clinical development and testing. A human TNT antibody was completed by CAT in early 1998. The agreement also provides that equity in the joint venture and costs associated with the development of TNT-based products would be shared equally and the Company would retain exclusive world-wide manufacturing rights. In May 1998, the Company and CAT elected to discontinue the co-sponsorship of the development of the TNT antibodies and the Company assumed full responsibility to fund development and clinical trials of the TNT antibody. As a result of the modification in the joint venture agreement, royalties on future sales of products which use the TNT antibody have been decreased to be no more than 12.5%. The Company and CAT are currently in negotiations regarding modifications to the joint venture arrangement. The Company has not generated any revenues from its TNT technology.

         The Company has additional licensing arrangements and is currently negotiating with certain third parties to acquire licenses needed to produce and commercialize chimeric and human antibodies, including the Company's TNT antibody. These licenses are generally available from the licensors to all interested parties. The terms of the licenses, obtained and as expected to be obtained, are not expected to significantly impact the cost structure or marketability of chimeric or human-based products.

         VASCULAR TARGETING AGENTS (VTAS). Our VTA technology was acquired in April 1997 through the acquisition of Peregrine Pharmaceuticals, Inc. VTAs are molecules that target the blood vessels of tumors and act to kill solid tumors by causing a blood clot to form in these tumor blood vessels. After attaching to the endothelial cells which line the tumor blood vessels, the VTA induces a blood clot in the tumor blood vessels causing the flow of oxygen and nutrients to the tumor cells to cease. Without adequate oxygen and nutrients, the tumor dies.

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

         VTAs have the potential to be effective against a wide variety of solid tumors since every solid tumor in excess of two millimeters in size forms a vascular network to enable it to continue to grow. Tumor vasculature is believed to be consistent among various tumor types.

         Additionally, a potential advantage of the VTA approach is that the endothelial cells targeted by VTAs do not mutate to become drug resistant. Drug resistance caused by the instability and mutability of cancer cells is a significant problem with conventional therapeutic agents which must directly target the cancer cells of the tumor.

         Our scientists continue to perform preclinical studies on VTAs. In these preclinical animal studies, VTAs have shown that within hours after administration, clots form in the tumor vasculature and the tumor cells begin to die. Within days, large tumor masses have been shown to disintegrate and have left nearby healthy tissue intact and fully functional.

         The VTA technology differs from conventional anti-angiogenesis therapy in that VTAs act by shutting off the supply of oxygen and nutrients to tumor cells by inducing clot formation in existing tumor-blood vessels. By contrast, anti-angiogenesis compounds typically work by inhibiting the growth of new tumor blood vessels. In inhibiting the growth of new tumor blood vessels, tumor growth may be diminished, but the existing tumor can maintain its bulk by utilizing the existing tumor blood vessels. The VTA approach, therefore, is designed to provide a therapeutic effect for the debulking of existing tumors.

         VTA LICENSING OBLIGATIONS. In conjunction with obtaining certain exclusive licenses for Vascular Targeting Agents (VTAs) technologies from Peregrine, the Company will be required to pay (i) annual patent maintenance fees of $50,000, (ii) an aggregate of $587,500 upon attainment of defined milestones and (iii) an aggregate of $450,000 upon commercial introduction of the products which will be off-set against future royalty payments. In addition, the Company must pay royalties ranging from 2% to 4% of net sales of the related products. If the products are sublicensed, the Company must pay royalties of up to 25% of the sublicense revenues received by the Company. No revenues have been generated from our VTA technology. In connection with our agreement with Schering A.G., Germany for Oncolym(R), Schering A.G., Germany has agreed to discuss with us the development and commercialization of Vascular Targeting Agents.

         VASOPERMEATION ENHANCEMENT AGENTS (VEAS). Vasopermeation Enhancement Agents use vasoactive compounds (molecules that cause tissues to become more permeable) linked to monoclonal antibodies, such as the TNT antibodies, to increase the vasoactive permeability at the tumor site and act to increase the concentration of killing agents at the core of the tumor. VEAs are administered to a cancer patient by pretreating the patient with a vasoconjugate, such as Interleukin-2 (IL-2) linked to a monoclonal antibody, a few hours prior to delivery of a therapeutic agent. The antibody side of this vasoconjugate may be targeted either against antigens which are unique to the tumor vessel walls or antigens inside the tumor itself. The vasoconjugate affects the walls of the tumor vessel and causes an immediate increase in vessel permeability thereby causing these tissues to become a "sink" for other compounds that are subsequently given intravenously. This increased state of permeability creates a window of opportunity for several hours, allowing any therapeutic drug injected into the patient during that time to enter the tumor in greatly enhanced concentrations. In pre-clinical studies, our scientists were able to increase the uptake of drugs or isotopes within a tumor by 200% to 400% if a VEA was given several hours prior to the therapeutic treatment. The therapeutic drug can be a chemotherapy drug, radiolabeled antibody or other cancer fighting agents. This enhancement of toxic drug dosing is achieved by altering the physiology and, in particular, the permeability of the blood vessels and capillaries that serve the tumor. As the tumor vessels become more permeable, the amount of therapeutic treatment reaching the tumor cells increases. Our scientists are doing preliminary studies on Vasopermeation Enhancement Agents.

         VEA LICENSING OBLIGATIONS. The Company entered into a license agreement for the VEA technology with a university for the exclusive, worldwide licensing rights to use certain patents and technologies in exchange for fixed and contingent payments and future minimum royalties of $80,000 annually or 6% of net sales of the related products.

               DIRECT TARGETING AGENT FOR NON-SOLID TUMOR THERAPY

         ONCOLYM(R). Techniclone's first and, presently, only proprietary monoclonal antibody cancer therapy product, Oncolym(R), is designed as a therapy against non-Hodgkin's B-cell lymphoma cancer. Techniclone's Oncolym(R) antibody is linked to a radioactive isotope (I131), and the combined molecule is injected into the blood stream of the cancer patient where it recognizes and binds to the cancerous lymphoma tumor sites, thereby delivering the radioactive isotope to the tumor site, with minimal adverse effects on surrounding healthy tissue.

         ONCOLYM(R) LICENSE TO SCHERING A.G., GERMANY. In March 1999, the Company entered into a License Agreement with Schering A.G., Germany, whereby Schering A.G., Germany was granted the exclusive, worldwide right to market and distribute Oncolym(R) products, in exchange for an initial payment of $3,000,000, a further payment of $2,000,000 following the acceptance by the FDA for filing of the first drug approval application for Oncolym(R) in the United States, a further payment of $7,000,000 following regulatory approval of Oncolym(R) in the United States and two final payments of $2,500,000 each following regulatory approval of Oncolym(R) in any country in Europe and upon the first commercial sale of Oncolym(R) in any country in Europe. The Company will also receive a royalty of up to twelve percent (12%) of net sales of Oncolym(R) products. The agreement with Schering A.G., Germany is subject to certain other conditions and may be terminated by Schering A.G., Germany for a number of reasons as defined in the agreement, including upon thirty days' written notice given at any time prior to receiving regulatory approval.

         Schering A.G., Germany is a recognized worldwide leader in the commercialization and marketing of pharmaceutical products with competence in Oncology. Under the agreement, Schering A.G., Germany controls the clinical development program and funds 80% of the clinical trial costs. Recently, Schering A.G., Germany has advised us that they believe the potential success of the Oncolym(R) product may be enhanced via a revision of the current Phase II protocol. In this context, Schering A.G., Germany is analyzing the results of the current Phase II clinical trial and, based on that analysis, may revise the current protocol. As such, the current clinical trial sites will remain open for treating existing patients, however, no new enrollment of patients will be made under the current trial. If a revised protocol is developed by Schering A.G., Germany, it will be submitted to the United States Food and Drug Administration ("FDA") for additional clinical studies.

         ONCOLYM(R) LICENSING OBLIGATIONS. In March 1999, the Company entered into a Termination Agreement with Biotechnology Development, Ltd. ("BTD"), pursuant to which the Company terminated all previous agreements with BTD and thereby reacquired the marketing rights to Oncolym(R) products in Europe and certain other designated foreign countries. In exchange for these rights, the Company expensed $4,500,000 as a license fee in fiscal year 1999, consideration for which was comprised of a secured promissory note payable in the amount of $3,300,000 and 1,523,809 shares of common stock at a 10% discount to market as defined in the Termination Agreement (equal to $1,200,000). In addition, the Company issued warrants to BTD to purchase up to 3,700,000 shares of common stock at an exercise price of $3.00 per share exercisable for a period of three
(3) years and issued additional warrants to BTD to purchase up to 1,000,000 shares of common stock at an exercise price of $5.00 per share exercisable for a period of five (5) years.

         Prior to fiscal year 1999, the Company entered into several agreements for the licensing of Oncolym(R). Under these agreements, the Company is obligated to make future "milestone based" payments totaling $2, 100,000 and pay royalties of up to an aggregate 8% of net sales for a specified period of time as defined in the agreements. The aggregate royalty rate is currently being negotiated and is expected to be reduced to 5% of net sales with such royalty rate being payable for a longer period of time. There can be no assurance however, that the Company will be successful in obtaining such reduced royalty rate.

                           OTHER COMPANY DEVELOPMENTS

         On December 24, 1998, the Company completed the sale and subsequent leaseback of its two facilities with an unrelated entity. The aggregate sales price of the two facilities was $6,100,000, comprised of $4,175,000 in cash and a note receivable of $1,925,000. In accordance with Statement of Financial Accounting Standard (SFAS) No. 98, the Company accounted for the sale and subsequent leaseback transaction as a sale and removed the net book value of land, buildings and building improvements of $7,014,000 from the consolidated financial statements and recorded a non-cash loss on sale of $1,171,000, which included expenses of $257,000 related to the sale.

                                   COMPETITION
                                   -----------

         Our competitive position is based on our proprietary technology, know-how and U.S. patents covering our collateral (indirect) targeting agent technologies (TNT, VTA and VEA) and our direct targeting agent technology (Oncolym(R)) for the therapeutic treatment of human cancers. We have a number of worldwide patents and patent applications issued and pending. We plan to compete on the basis of the advantages of our technologies, the quality of our products, the protection afforded by our issued patents and our commitment to research and develop innovative technologies.

         Various other companies, some or all of which have larger financial resources than us, are currently engaged in research and development of monoclonal antibodies and in cancer prevention and treatment. There can be no assurance that such companies, other companies or various other academic and research institutions will not develop and market monoclonal antibody products or other products to prevent or treat cancer prior to the introduction of, or in competition with, our present or future products. In addition, there are many firms with established positions in the diagnostic and pharmaceutical industries which may be better equipped than us to develop monoclonal antibody technology or other products to diagnose, prevent or treat cancer and to market their products. Accordingly, we plan to, whenever feasible, enter into joint venture relationships with these competing firms or with other firms with appropriate capabilities for the development and marketing of specific products and technologies so that our competitive position might be enhanced.

         Tumor Necrosis Therapy (TNT), is currently in a Phase II clinical trial for the treatment of malignant glioma (brain cancer) and a Phase I equivalent clinical trial for the treatment of prostate, liver and pancreatic cancers in Mexico City. The Company knows of no similar radiolabeled compound similarly administered, which are in clinical trials under a Company sponsored IND for application to brain, prostate, liver and pancreatic cancers. However, there may be alternative potential cancer therapy approaches in development by others which may compete with the Company's TNT product, if approved for sale.

         The Company's other potential product, Oncolym(R), is a treatment for intermediate and high grade non-Hodgkin's lymphoma. There are currently two potential competitors either using or planning to use monoclonal antibody based therapy for the treatment of non-Hodgkin's lymphoma. These potential competitors are Coulter Pharmaceutical, Inc. ("Coulter") and IDEC Pharmaceuticals Corporation ("IDEC"). IDEC has a marketed drug that is on the market in the US and Europe for the treatment of low grade lymphoma and Coulter has recently filed a BLA seeking approval for the treatment of low grade lymphoma. Coulter has also announced that it intends to seek to conduct clinical trials of its antibody treatment for intermediate and/or high grade non-Hodgkin's lymphomas. IDEC received FDA approval of this antibody in 1997 and is currently marketing its product through a joint venture with Genentech Inc.. Other companies may also be working on monoclonal antibody-based therapies which may compete with Oncolym(R).

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

                             GOVERNMENT REGULATION
                             ---------------------

         Regulation by governmental authorities in the United States and other countries is a significant factor in the Company's ongoing research and development activities and in the production and marketing of its products. The amount of time and expense involved in obtaining necessary regulatory approval depends upon the type of product. The procedure for obtaining FDA regulatory approval for a new human pharmaceutical product, such as TNT, VTA, VEA and Oncolym(R), involves many steps, including laboratory testing of those products in animals to determine safety, efficacy and potential toxicity, the filing with the FDA of a Notice of Claimed Investigational Exemption for Use of a New Drug prior to the initiation of clinical testing of regulated drug and biologic experimental products, and clinical testing of those products in humans. The Company has filed a Notice of Claimed Investigational Exemption for Use of a New Drug with the FDA for the production of Oncolym(R) and TNT as a material intended for human use, but has not filed such a Notice with respect to any other in vivo products. The regulatory approval process is administered by the FDA's Center for Biologics Research and Review and is similar to the process used for any new drug product intended for human use.

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

         If approval is obtained for the sale of a new drug, FDA regulations will also apply to the manufacturing process and marketing activities for the product and may require post-marketing testing and surveillance programs to monitor the effects of the product. The FDA may withdraw product approvals if compliance with regulatory standards, including labeling and advertising, is not maintained or if unforeseen problems occur following initial marketing. The National Institutes of Health has issued guidelines applicable to the research, development and production of biological products, such as the Company's product candidates. Other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. The Company cannot predict, however, whether new regulatory restrictions on the manufacturing, marketing, and sale of biotechnology products will be imposed by state or federal regulators and agencies.

         In addition, the Company is subject to regulation under state, federal, and international laws and regulations regarding occupational safety, laboratory practices, the use and handling of radioactive isotopes, environmental protection and hazardous substance control, and other regulations. The Company's clinical trial and research and development activities, involve the controlled use of hazardous materials, chemicals and radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the financial resources of the Company. In addition, disposal of radioactive materials used by the Company in its clinical trials and research efforts may only be made at approved facilities.

         The Company's product candidates, if approved, may also be subject to import laws in other countries, the food and drug laws in various states in which the products are or may be sold and subject to the export laws of agencies of the United States government.

         The Company believes that it is in material compliance with all applicable laws and regulations including those relating to the handling and disposal of hazardous and toxic wastes.

         During fiscal year 1999, the Office of Orphan Products Development of the FDA determined that Oncolym(R) and TNT qualify for orphan designation for the treatment of intermediate and high-grade B-cell Non-Hodgkin's Lymphoma and for the treatment of glioblastoma multiforme and anaplastic astrocytoma (brain cancer), respectively. The 1983 Orphan Drug Act (with amendments passed by Congress in 1984, 1985, and 1988) includes various incentives that have stimulated interest in the development of orphan drug and biologic products. These incentives include a seven-year period of marketing exclusivity for approved orphan products, tax credits for clinical research, protocol assistance, and research grants. Additionally, legislation re-authorizing FDA user fees also created an exemption for orphan products from fees imposed when an application to approve the product for marketing is submitted.

                            PATENTS AND TRADE SECRETS
                            -------------------------

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

         The Company has filed several patent applications either directly or as a co-sponsor/licensee. The Company treats particular aspects of the production and radiolabeling of monoclonal antibodies and related technologies as trade secrets.

         Patent protection may, however, be significant in the case of newly developed antibody-based technologies. The Company intends to pursue patent protection for inventions related to antibody-based technologies that it cannot protect as trade secrets. Techniclone, as licensee, co-sponsored the patent applications for the LYM-1 and LYM-2 antibodies utilized in its Oncolym(R) product candidate through licensing agreements with Northwestern University. United States patents for LYM-1 and LYM-2 antibodies were issued in February 1988.

         The Company's TNT technologies are covered by a United States patent issued in August 1989 for diagnostic and therapeutic monitoring, by a United States patent issued in May 1991 for all therapeutic applications and by a United States patent issued in March 1999 for diagnostic and therapeutic monitoring. An additional US patent application is pending. The foreign counterparts of these patents have been issued by the European Patent Office and are still pending in several Asian countries.

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

         The Company's Vascular Targeting Agent (VTA) technologies, acquired through the acquisition of Peregrine Pharmaceuticals, Inc. ("Peregrine") in April 1997, are covered by numerous patents and patent applications. These technologies are licensed from the University of Texas Southwestern Medical Center at Dallas, TX; Beth Israel Hospital, Boston, MA; the Scripps Institute, La Jolla, CA and Johnson & Johnson. These patents and patent applications cover the generic idea of clotting tumor vasculature as a means of cancer therapy. The concepts covered by these patents and patent applications include clotting tumor blood vessels either by killing the tumor blood vessels which leads to clotting or by directly clotting the blood vessels by targeting natural clotting proteins to the tumor blood vessels. The targeting methods described in the patents and patent applications include markers expressed on, induced on, associated with or otherwise localized on the tumor blood vessels.

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

         In general, the patent position of a biotechnology firm is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent Office with respect to biotechnology patents. Accordingly, there can be no assurance that the Company's patents, including those issued and those pending, will provide protection against competitors with similar technology, nor can there be any assurance that such patents will not be infringed upon or designed around by others.

         International patents relating to biologics are numerous and there can be no assurance that current and potential competitors have not filed or in the future will not file patent applications or receive patents relating to products or processes utilized or proposed to be used by the Company. In addition, there is certain subject matter which is patentable in the United States but which may not generally be patentable outside of the United States. Statutory differences in patentable subject matter may limit the protection the Company can obtain on some of its products outside of the United States. These and other issues may prevent the Company from obtaining patent protection outside of the United States. Failure to obtain patent protection outside the United States may have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company knows of no third party patents which are infringed by its present activities or which would, without infringement or license, prevent the pursuit of its business objectives. However, there can be no assurances that such patents have not been or will not be issued and, if so issued, that the Company will be able to obtain licensing arrangements for necessary technologies on terms acceptable to the Company. The Company also intends to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position in research and diagnostic products. To this end, the Company typically places restrictions in its agreements with third parties which restrict their right to use and disclose any of the Company's proprietary technology with which they may be involved. In addition, the Company has internal non-disclosure safeguards, including confidentiality agreements, with its employees. There can be no assurance, however, that others may not independently develop similar technology or that the Company's secrecy will not be breached.

                          MANUFACTURING AND PRODUCTION
                          ----------------------------

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

         The Company's TNT and Oncolym(R) antibodies are produced for clinical trial use utilizing Current Good Manufacturing Practices ("CGMP") at our leased pilot facility in Tustin, California. The Company has acquired additional bioreactors and other equipment which it believes is adequate to meet current clinical trial requirements for its TNT and Oncolym(R) products. Centralized product testing and process controls in this facility permit the Company to maintain uniformity and quality control of its antibodies while utilizing economies of scale in its manufacturing processes.

         If the demand for our antibody increases with additional clinical trials, the Company's facilities would be expandable to handle increased clinical trial antibody production requirements with a minor investment of additional capital. -However, the Company expects that it will be required to enter into supply agreements with contract manufacturing companies for the commercial antibody quantities required to support the Company's antibody product candidates, if and when approved for sale. By contracting out commercial production requirements, the Company hopes to avoid or defer the significant investment in facilities that would be required to self-manufacture for commercial markets. The Company believes that adequate antibody production expertise and capacity is competitively available in the industry from contract manufacturers to fulfill the Company's expected future antibody needs.

         Once the TNT and Oncolym(R) antibodies have passed stringent quality control and outside testing, the antibodies are shipped to facilities for radiolabeling, (the process of attaching the radioactive agent, Iodine-131, to the antibody). From the radiolabeling facilities, the labeled TNT and Oncolym(R) antibodies are shipped to the nuclear medicine department of medical centers and hospitals for use in treating patients.

         The Company has contracted with three separate radiolabeling facilities for labeling its clinical trial material. These facilities are not currently capable of handling significantly increased clinical trial labeling production and labeling for the commercial market. In March 1999, the Company entered into an agreement with MDS Nordion who has expertise in radiolabeling monoclonal antibodies. This company is currently in the process of developing a program which will enable our Oncolym(R) and TNT products to be labeled with I-131 in sufficient quantities for use in expanded clinical trials and for commercial supply. Any commercial radiolabeling supply arrangement will require the investment of significant funds by the Company in order for a radiolabeling vendor to develop the expanded facilities necessary to support the Company's products.

                                    MARKETING
                                    ---------

         The Company intends to sell its products in the United States and internationally in collaboration with marketing partners. In March 1999, the Company entered into a licensing agreement with Schering A.G., Germany to market and distribute its Oncolym(R) product. At the present time, the Company does not have an internal sales force to market its other product candidates, if approved. If and when the FDA approves TNT or the Company's other products under development, the marketing of these product candidates, if approved, will be contingent upon the Company entering into an agreement with a company with a sales force or upon the Company recruiting, training and deploying a sales force. The Company does not presently possess the resources or experience necessary to market TNT or its other product candidates. Other than the agreement with Schering A.G., Germany, the Company has no arrangements for the distribution of its product candidates, and there can be no assurance that the Company will be able to enter into any such arrangements in a timely manner or on commercially favorable terms, if at all. If the Company is successful in obtaining FDA approval for one or more of its product candidates, the Company's ability to market the product will be contingent upon either licensing or entering into a marketing agreement with a large company or upon it recruiting, developing, training and deploying its own sales force. Development of an effective sales force requires significant financial resources, time, and expertise. There can be no assurance that the Company will be able to obtain the financing necessary or to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for the Company's product candidates. The Company is currently discussing additional collaboration arrangements with corporate partners to develop the capacity to manufacture, market and sell the Company's other product candidates.

                                    EMPLOYEES
                                    ---------

         As of July 15, 1999, the Company employed 40 full-time employees, which included 3 Ph.D. level persons, 28 technical and support employees, and 9 administrative employees. The Company believes its relationships with its employees are good. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage. The Company expects to add additional employees during the year ending April 30, 2000, to facilitate the expansion of its clinical trial programs and other corporate operations.


ITEM 2.       PROPERTIES
              ----------

         The Company's corporate, development, clinical trials and manufacturing operations are located in two Company-leased office and laboratory buildings with aggregate square footage of approximately 47,770 feet. The facilities are adjacent to one another and are located at 14272 and 14282 Franklin Avenue, Tustin, California 92780-7017. The Company manufactures its Oncolym(R) and TNT antibodies at these facilities. The Company makes combined monthly lease payments of approximately $56,250 for these facilities with a 3.35% rental increase every two years. The lease has a twelve-year term with two five-year extensions. Monthly rental income from sub-tenants is not significant. The Company believes its facilities are adequate for its current needs and that suitable additional substitute space will be available as and if needed.

ITEM 3.       LEGAL PROCEEDINGS
              -----------------

        On March 18, 1999, the Company was served with notice of a lawsuit filed in Orange County Superior Court for the State of California by a former employee alleging a single cause of action for wrongful termination. The Company believes this lawsuit is barred by a severance agreement and release signed by the former employee following his termination and the Company is vigorously defending the action. The Company's motion for summary judgement is currently pending argument. Management does not believe that the outcome of this action will have a material adverse effect upon the financial position or results of operations of the Company.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------       ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the fiscal quarter ended April 30, 1999.


                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS
              -------------------------------------------------------------

          Prior to 1991, the Company was listed on the National Market System of The Nasdaq Stock Market. In 1991 the Company was delisted because it did not meet certain of the financial standards established by The Nasdaq Stock Market. Since April 1, 1996, Techniclone's common stock has been traded on the Small Cap market of The Nasdaq Stock Market under the trading symbol "TCLN". The following table shows the high and low sales price of Techniclone's common stock for each quarter in the two years ended April 30, 1999:

                                                           Common Stock Sales Price
                                                           High                 Low
                                                     -----------------    ----------------
        Quarter Ended April 30, 1999                      $1.44                $0.81
        Quarter Ended January 31, 1999                    $1.56                $0.94
        Quarter Ended October 31, 1998                    $2.00                $0.63
        Quarter Ended July 31, 1998                       $2.66                $0.66
        Quarter Ended April 30, 1998                      $1.13                $0.47
        Quarter Ended January 31, 1998                    $3.31                $0.91
        Quarter Ended October 31, 1997                    $4.38                $2.38
        Quarter Ended July 31, 1997                       $5.63                $3.63


         As of July 15, 1999, the number of holders of record of the Company's common stock was 5,833.

         The Company has a limited operating history and only nominal revenues to date. No dividends on common stock have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

         SALES OF UNREGISTERED SECURITIES
         --------------------------------

         The following is a summary of transactions by the Company during the quarterly period commencing on February 1, 1999 and ending on April 30, 1999 involving issuances and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the Securities Act")

         On or about February 8, 1999, the Company issued to one unaffiliated investor an aggregate of 172,841 shares of the Company's Common Stock upon conversion of 68 outstanding shares of the Company's 5% Adjustable Convertible Class C Preferred Stock (the "Class C Stock") and upon the exercise of outstanding warrants to purchase 58,122 shares of Common Stock for total consideration of $38,094. Upon conversion of the 68 shares of Class C Stock, the Company issued warrants to such investor to purchase up to an aggregate of 28,679 shares of the Company's Common Stock at an exercise price of $0.6554 per share which warrants were included in the total 58,122 warrants.

         During March 1999, in conjunction with reacquiring certain Oncolym(R) rights from BTD, the Company issued 1,523,809 shares of common stock to BTD for consideration of $1,200,000 and also issued a secured promissory note to BTD in the amount of $3,300,000, which bears simple interest at a rate of 10% per annum and is due and payable in full on March 1, 2001. In addition, the Company granted warrants to BTD to purchase up to 3,700,000 shares of its common stock at an exercise price of $3.00 per share, which expire in March 2002, and warrants to purchase up to 1,000,000 shares of its common stock at an exercise price of $5.00 per share, which expire in March 2004.

         On February 2, 1999, the Company issued an aggregate of 2,608,695 shares of the Company's common Stock to the two institutional investors under the Equity Line, for an aggregate purchase price of $2,250,000, pursuant to an Equity Line draw and also issued warrants to the two institutional investors to purchase up to 260,868 shares of Common Stock at an exercise price of $.8625 per share, which warrants are immediately exercisable and expire on December 31, 2004. The Company also issued 260,869 shares of the Company's Common Stock to Dunwoody Brokerage Services, Inc. ("Dunwoody") as commission shares under the Equity Line for no monetary consideration pursuant to this Equity Line draw of $2,250,000 from the two institutional investors. In addition, the Company issued warrants to Dunwoody to purchase up to 26,086 shares of the Company's Common Stock at an exercise price of $0.8625 per share, which warrants are immediately exercisable and expire on December 31, 2004.

         On April 15, 1999, the Company issued an aggregate of 801,347 shares of the Company's Common Stock to the two institutional investors under the Equity Line, for no monetary consideration, as an adjustment to the purchase price of one-half of the initial shares sold to the two institutional investors in June 1998, pursuant to the terms of the Equity Line. The Company also issued 80,134 shares of Common Stock to Dunwoody, for no monetary consideration, as commission shares in connection with such adjustment. The Equity Line provides that the Company is required to issue additional shares of Common Stock to the two institutional investors on July 15, 1999, as an adjustment to the other one-half of the initial shares sold in June 1998, if the market price as of such date, as defined in the Equity Line Agreement, is less that the initial price paid for the shares sold in June 1998. The number of shares of Common Stock the Company is required to issue pursuant to each such adjustment is equal to the difference between one-half of the amount of shares actually sold in June 1998 and one-half of the amount of shares which would have been issued if the price had been the market price as of the date of such adjustment, as defined in the Equity Line Agreement.

         The issuance of the securities of the Company in each of the above transactions was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipient of such securities either received adequate information about the Company or had access, through employment or other relationships with the Company, to such information.


ITEM 6.       SELECTED FINANCIAL DATA
              -----------------------

         The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 1999. These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 1999, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.


                             SELECTED FINANCIAL DATA

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEAR ENDED APRIL 30,

                                         1999               1998              1997               1996               1995
                                   ---------------    ---------------    ---------------    ---------------    ---------------
REVENUES:
Licensing fees...................  $           --     $           --     $           --     $    3,000,000     $        7,000
Interest and other income........         380,000            534,000            346,000            143,000                 --
                                   ---------------    ---------------    ---------------    ---------------    ---------------
     Total revenues..............         380,000            534,000            346,000          3,143,000              7,000

COSTS AND EXPENSES:
Research and development.........       8,795,000          7,644,000          2,912,000          1,682,000          1,357,000
License fee......................       4,500,000
General and administrative.......
     Unrelated entities..........       4,903,000          4,255,000          3,047,000            948,000            547,000
     Affiliates..................                            163,000            266,000            171,000            137,000
Loss on disposal of property.....       1,247,000
Interest ........................         428,000            296,000            148,000             17,000             28,000
Purchased in-process research
  and development ...............              --                 --         27,154,000                 --          4,850,000
                                   ---------------    ---------------    ---------------    ---------------    ---------------
     Total costs and expenses....      19,873,000         12,358,000         33,527,000          2,818,000          6,919,000
                                   ---------------    ---------------    ---------------    ---------------    ---------------

NET INCOME (LOSS)................  $  (19,493,000)    $  (11,824,000)    $  (33,181,000)    $      325,000     $   (6,912,000)
                                   ===============    ===============    ===============    ===============    ===============

Net income (loss) before
  preferred stock accretion and
  dividends......................  $  (19,493,000)    $  (11,824,000)     $ (33,181,000)     $     325,000      $  (6,912,000)
Preferred stock accretion and
  dividends:
  Accretion of Class B and Class
   C Preferred Stock discount....        (531,000)        (2,476,000)                --         (5,327,000)                --
  Imputed dividends for Class
   B and Class C Preferred Stock.         (15,000)          (965,000)          (544,000)          (561,000)                --
                                   ---------------    ---------------    ---------------    ---------------    ---------------
NET LOSS APPLICABLE TO COMMON
STOCK............................  $  (20,039,000)    $  (15,265,000)    $  (33,725,000)    $   (5,563,000)    $   (6,912,000)
                                   ===============    ===============    ===============    ===============    ===============
WEIGHTED AVERAGE SHARES
OUTSTANDING......................      66,146,628        30,947,758          21,429,858         18,466,359         15,794,811
                                   ===============    ===============    ===============    ===============    ===============

BASIC AND DILUTED LOSS PER SHARE.  $        (0.30)    $        (0.49)    $        (1.57)    $        (0.30)    $        (0.44)
                                   ===============    ===============    ===============    ===============    ===============

                            SELECTED FINANCIAL DATA

                         CONSOLIDATED BALANCE SHEET DATA
                              YEAR ENDED APRIL 30,

                                                 1999               1998              1997              1996              1995
                                            ----------------  ----------------  ----------------  ----------------  ----------------


            Cash and Cash Equivalents....   $   2,385,000     $   1,736,000     $  12,229,000     $   4,179,000     $      36,000

            Working Capital (Deficit) ...   $  (2,791,000)    $  (2,508,000)    $  10,618,000     $   7,461,000     $    (934,000)

            Total Assets ................   $   7,370,000     $  12,039,000     $  18,701,000     $  10,776,000     $     857,000

            Long-Term Debt ..............   $   3,498,000     $   1,926,000     $   1,970,000     $     987,000     $     259,000

            Accumulated Deficit .........   $ (92,678,000)    $ (72,639,000)    $ (57,374,000)    $ (23,649,000)    $ (18,086,000)

            Stockholders' Equity (Deficit)  $  (2,133,000)    $   5,448,000     $  14,568,000     $   8,965,000     $    (600,000)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------------------------

         OVERVIEW. Techniclone Corporation is a biopharmaceutical company engaged in the research, development and commercialization of targeted cancer therapeutics. We develop product candidates based primarily on our proprietary collateral (indirect) tumor targeting technologies for the treatment of solid tumors and a direct tumor targeting agent for the treatment of refractory malignant lymphoma. As shown in the Company's consolidated financial statements, the Company incurred operating losses during fiscal 1999, 1998 and 1997 and has an accumulated deficit at April 30, 1999.

         GOING CONCERN. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company experienced a loss of approximately $19,493,000 during the year ended April 30, 1999, had a cash balance of approximately $2,385,000 and had an accumulated deficit of approximately $92,678,000 at April 30, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company intends to obtain financing through one or more methods including, obtaining additional equity or debt financing and negotiating a licensing or collaboration agreement with respect to one or more of its product candidates, other than Oncolym(R). There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of the Company's product candidates. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain profitable operations.

YEAR ENDED APRIL 30, 1999 COMPARED TO YEAR ENDED APRIL 30, 1998
---------------------------------------------------------------

         The Company incurred a net loss of approximately $19,493,000 for the fiscal year ended April 30, 1999, as compared to a net loss of approximately $11,824,000 for the fiscal year ended April 30, 1998. The increased net loss of approximately $7,669,000 in 1999 is primarily attributable to an increase in total costs and expenses of $7,515,000 combined with a decrease in interest and other income of $154,000.

         The increase in total costs and expenses of $7,515,000 from fiscal year 1998 to fiscal year 1999 is primarily attributable to an increase in license fees of $4,500,000 recorded in fiscal year 1999 to re-acquire certain marketing rights with respect to Oncolym(R) from BTD, an increase in loss on disposal of property of $1,086,000, primarily related to the sale of the Company's two buildings, which were subsequently leased back, an increase in research and development expenses of $1,151,000, primarily related to increased clinical trial costs, an increase in general and administrative expenses of $646,000, primarily related to severance arrangements with the Company's former officers, and an increase in interest expense of $132,000, related to greater interest bearing debt outstanding during the year.

         The increase in research and development expenses of $1,151,000 during the year ended April 30, 1999 compared to the same period in the prior year resulted primarily from increased costs to support the Company's clinical trial programs for its Oncolym(R) and TNT products, partially offset by a decrease in license fees paid to Alpha Therapeutic Corporation ("Alpha") of $510,000 to re-acquire certain licensing rights with respect to Oncolym(R).

         General and administrative expenses increased approximately $646,000 during the year ended April 30, 1999 in comparison to the prior year ended April 30, 1998. The increase in general and administrative expenses resulted primarily from expenses recorded in fiscal year 1999 of $1,249,000 under severance arrangements with the Company's former Chief Executive Officer and former V.P. of Operations and Administration, of which $760,000 was considered a non-cash expense. The increase in severance expense was partially offset by a decrease of $325,000 related to additional consideration paid to the Company's Class C Preferred stockholders in fiscal year 1998 combined with a net decrease in other general and administrative expenses of $278,000 in fiscal year 1999.

         Interest expense increased approximately $132,000 during the year ended April 30, 1999 in comparison to the year ended April 30, 1998 due to higher levels of interest-bearing debt outstanding during the year. During fiscal year 1999, the Company re-acquired certain Oncolym(R) rights from BTD and issued a note payable for $3,300,000, which bears simple interest at 10% per annum and is due and payable in full on March 1, 2001. In addition, during fiscal year 1999, the Company entered into a short-term note agreement to finance certain construction costs incurred to enhance the Company's manufacturing facilities.

         Interest and other income decreased $154,000 during fiscal year 1999 compared to the prior year primarily due to a decrease in interest income of $204,000 partially offset by an increase in grant revenue of $67,000 from a major international pharmaceutical company for the TNT Phase I equivalent clinical trial in Mexico City. The Company does not expect interest income or product revenues to be significant in the year ending April 30, 2000.

YEAR ENDED APRIL 30, 1998 COMPARED TO YEAR ENDED APRIL 30, 1997
---------------------------------------------------------------

         The Company incurred a net loss of $11,824,000 for the fiscal year ended April 30, 1998, as compared to a net loss of $33,181,000 for the prior fiscal year ended April 30, 1997. The decrease in the net loss of approximately $21,357,000 is primarily attributable to the net effect of a one time non-cash charge to earnings of $27,154,000 in fiscal year 1997 in connection with the acquisition of the outstanding capital stock of Peregrine during that year. In addition, during fiscal year 1998, research and development expenses increased $4,732,000, general and administrative expenses increased $944,000, loss on disposal of property increased $161,000 and interest expense increased $148,000. Such increases were partially offset by an increase in interest and other income of $188,000 during fiscal year 1998.

         Research and development expense increased approximately $4,732,000 for the year ended April 30, 1998, in comparison to the year ended April 30, 1997. This increase resulted primarily from the Company's increased activities during the year ended April 30, 1998, in preparing and conducting Phase II/III clinical trials of Oncolym(R) and the Company's activities in preparation for its Phase I TNT clinical trial for malignant glioma (brain cancer), which began in March 1998. In connection with preparing for and conducting clinical trials, the Company was required to hire additional personnel, increase production and radiolabeling capabilities, establish multiple clinical trial sites and augment its validation and quality control activities to prepare for the upgrade of its facilities to CGMP standards. Also contributing to the increase in research and development expenses during fiscal year 1998, were fees of $510,000 incurred in connection with the repurchase of the Oncolym(R) rights from Alpha and increased license and legal and patent fees related to the VTA technologies acquired in conjunction with the acquisition of Peregrine in April 1997.

         General and administrative expenses incurred by the Company increased approximately $944,000 during the year ended April 30, 1998, in comparison to the prior year ended April 30, 1997. The increase in general and administrative expenses during the year ended April 30, 1998, resulted primarily from increased consulting fees associated with the acquisition of Peregrine, additional noncash consideration paid to the Company's Class C Preferred stockholders, increased payroll and recruiting costs associated with the hiring of a new chief executive officer and increased legal, accounting, administrative and filing fees associated with increased public filings and other public relations activities.

         During fiscal year 1998, the Company recorded a non-cash loss on disposal of property of $161,000 for property disposed of during the construction of the enhanced manufacturing facility. No property disposals were recorded in fiscal year 1997.

         Interest expense increased approximately $148,000 during fiscal year 1998 as compared to fiscal year 1997 due to higher levels of interest-bearing debt outstanding during the 1998 year. The higher level of debt was as a result of the purchase of a second facility in October 1996 combined with financing of equipment purchases during fiscal year 1998.

         The increase in interest and other income of $188,000 from $346,000 in fiscal year 1997 to $534,000 in fiscal year 1998 is primarily attributable to an increase in interest income earned on cash available for investment. During fiscal year 1998, the Company had greater amounts of cash available for investment as a result of the completion of the Class C Preferred Stock financing in April 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During fiscal year 1999, the Company utilized $7,854,000 in cash for operations. The Company has financed its operations to date primarily through the sale of preferred and common stock. During fiscal year 1999, the Company received net proceeds of $9,560,000 primarily from the sale of Class C Preferred Stock, Common Stock and from the exercise of stock options and warrants.

         During June 1998, the Company secured access to $20,000,000 under a Regulation D Common Stock Equity Line Subscription Agreement ("Equity Line") with two institutional investors, which expires in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell (Put) shares of the Company's common stock for up to $20,000,000. Unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to the share resale limitations set forth in Rule 144(e). In addition, if the Company's closing bid price falls below $1.00 on any day during the ten trading days prior to a Put, the Company's ability to access funds under the Equity Line in such Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's common stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line.

         Puts under the Equity Line are priced at a discount equal to the greater of 17.5% of the lowest closing bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors or $0.20. At June 30, 1999, the Company had $12,000,000 remaining available for future Puts under the Equity Line agreement.

         At the time of each Put, the investors will be issued warrants, exercisable only on a cashless basis and expiring on December 31, 2004, to purchase up to 10% of the amount of Common Stock issued to the investors at the same price as the shares of Common Stock sold in the Put.

         At April 30, 1999, the Company had approximately $2,385,000 in cash and cash equivalents and a working capital deficit of approximately $2,791,000. The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale-up for clinical trial production and radiolabeling continues. As a result of increased activities in connection with the clinical trials for Oncolym(R) and Tumor Necrosis Therapy (TNT), and the development costs associated with Vasopermeation Enhancement Agents (VEAs) and Vascular Targeting Agents (VTAs), the Company expects that the monthly negative cash flow will continue.

         Without obtaining additional financing or entering into additional licensing arrangements for the Company's other product candidates, the Company believes that it has sufficient cash on hand and available pursuant to the Equity Line mentioned above, assuming the Company makes an additional quarterly draw of $2,250,000, to meet its obligations on a timely basis only through September, 1999.

NEW ACCOUNTING STANDARDS
------------------------

         During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the Company beginning May 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company has not determined the impact on the consolidated financial statements, if any, upon adopting SFAS No. 133.

IMPACT OF THE YEAR 2000
-----------------------

         We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex. The issue is whether computer systems will properly recognize date-sensitive information in the year 2000 due to the fact that the programming in most computer systems use a two digit year value, which value will rollover to "00" as of January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We have identified substantially all of our information technology ("IT") and non-IT systems, including major hardware and software platforms in use and we have modified and upgraded our hardware, software of IT and non-IT systems to be year 2000 compliant. We do not presently believe that the year 2000 problem will pose significant operational problems for our internal computer systems or have a negative affect on our operations. However, we cannot assure you that any year 2000 compliance problems of our suppliers will not negatively affect our operations. Because uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, we intend to continue to make efforts to ensure that third parties with whom we have relationships are year 2000 compliant. We have not incurred significant costs to date associated with year 2000 compliance and presently believe estimated future costs will not be material. However, actual results could differ materially from our expectations due to unanticipated technological difficulties or project delays. If any third parties upon which we rely are unable to address the year 2000 issue in a timely manner, although we are uncertain as to our worst case consequences, it could have an adverse impact on our operations, including delaying our clinical trial programs. In order to minimize this risk, we have developed a contingency plan, the implementation of which should be completed by November 1999, and we intend to devote all resources required to attempt to resolve any significant year 2000 problems in a timely manner.

ITEM  7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

         A significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations due to the amount of cash on hand at April 30, 1999, which consists of highly liquid investments, and as the Company's debt instruments have fixed interest rates and terms.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -------------------------------------------

         Reference is made to the financial statements included in this Report at pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              ---------------------------------------------------------------
         Not applicable.


                                    PART III
                                    --------


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1999 annual shareholders' meeting.

ITEM 11.      EXECUTIVE COMPENSATION
              ----------------------

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1999 annual shareholders' meeting.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 1999 annual shareholder's meeting.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

         Not applicable.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              -----------------------------------------------------------------

(a)           (1)   Consolidated Financial Statements

              The financial statements and schedules listed below are filed as part of this Report:

                                                                            Page
                                                                            ----

                    Report of Independent Auditors, Ernst & Young LLP       F-1

                    Independent Auditors' Report, Deloitte & Touche LLP     F-2

                    Consolidated Balance Sheets as of                       F-3
                    April 30, 1999 and 1998

                    Consolidated Statements of Operations                   F-5
                    for each of the three years in the period ended April 30, 1999

                    Consolidated Statements of Stockholders'                F-6
                    Equity (Deficit) for each of the
                    three years in the period ended
                    April 30, 1999

                    Consolidated Statements of Cash Flows                   F-7
                    for each of the three years
                    in the period ended April 30, 1999

                    Notes to Consolidated Financial Statements              F-9

              (2)   Financial Statement Schedules
                    -----------------------------

                    II       Valuation and Qualifying Accounts              F-27


     EXHIBIT                                                                           SEQUENTIAL
     NUMBER                              DESCRIPTION                                    PAGE NO.
     -------                             -----------                                   ----------

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

      3.3          Certificate of Designation of 5% Adjustable Convertible Class
                   C Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997. (Incorporated by reference to
                   Exhibit 3.1 contained in Registrant's Current Report on Form
                   8-K as filed with the Commission on or about May 12, 1997.)

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

      4.7 5% Preferred Stock Investment Agreement between Registrant and the Investors (Incorporated by reference to Exhibit 4.1 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 12, 1997.)

      4.8 Registration Rights Agreement between the Registrant and the holders of the Class C Preferred Stock (Incorporated by reference to Exhibit 4.2 contained in Registrant's Current
                   Report on Form 8-K as filed with the Commission on or about
                   May 12, 1997.)




     EXHIBIT                                                                           SEQUENTIAL
     NUMBER                              DESCRIPTION                                    PAGE NO.
     -------                             -----------                                   ----------

      4.9 Form of Stock Purchase Warrant to be issued to the holders of the Class C Preferred Stock upon conversion of the Class C
                   Preferred Stock (Incorporated by reference to Exhibit 4.3 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 12, 1997.)

      4.10         Regulation D Common Equity Line Subscription Agreement dated
                   June 16, 1998 between the Registrant and the Equity Line
                   Subscribers named therein (Incorporated by reference to
                   Exhibit 4.4 contained in Registrant's Current Report on Form
                   8-K dated as filed with the Commission on or about June 29,
                   1998)

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

      4.13         Form of Stock Purchase Warrant to be issued to the Equity
                   Line Subscribers pursuant to the Regulation D Common Stock
                   Equity Subscription Agreement (Incorporated by reference to
                   Exhibit 4.7 contained in Registrant's Current Report on Form
                   8-K as filed with the Commission on or about June 29, 1998.)

      4.14 Placement Agent Agreement dated as of June 16, 1998, by and between the Registrant and Swartz Investments LLC, a Georgia limited liability company d/b/a Swartz Institutional Finance
                   (Incorporated by reference to the exhibit contained in Registration's Registration Statement on Form S-3 (File No.
                   333-63773))

      4.15         Second Amendment to Regulation D Common Stock Equity Line
                   Subscription Agreement dated as of September 16, 1998, by and among the Registrant, The Tail Wind Fund, Ltd. and Resonance
                   Limited (Incorporated by reference to the exhibit contained in Registration's Registration Statement on Form S-3 (File
                   No. 333-63773))

      10.22 1982 Stock Option Plan (Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8 (File No. 2-85628)) *

      10.23        Incentive Stock Option, Nonqualified Stock Option and
                   Restricted Stock Purchase Plan - 1986 (Incorporated by reference to the exhibit contained in Registrant's
                   Registration Statement on Form S-8 (File No. 33-15102))*




     EXHIBIT                                                                           SEQUENTIAL
     NUMBER                              DESCRIPTION                                    PAGE NO.
     -------                             -----------                                   ----------

      10.24        Cancer Biologics Incorporated Incentive Stock Option,
                   Nonqualified Stock Option and Restricted Stock Purchase Plan
                   - 1987 (Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8
                   (File No. 33-8664))*

      10.25         Amendment to 1982 Stock Option Plan dated March 1, 1988
                   (Incorporated by reference to the exhibit of the same number contained in Registrants' Annual Report on Form 10-K for the year ended April 30, 1988)*

      10.26        Amendment to 1986 Stock Option Plan dated March 1, 1988
                   (Incorporated by reference to the exhibit of the same number contained in Registrant's Annual Report on Form 10-K for the year ended April 30, 1988)*

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

      10.35        Incentive Stock Option and Nonqualified Stock Option
                   Plan-1993 (Incorporated by reference to the exhibit contained in Registrants' Registration Statement on Form S-8 (File No.
                   33-87662))*

      10.40 1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrants' Registration Statement in form S-8 (File No. 333-17513))*

      10.41 Stock Exchange Agreement dated as of January 15, 1997 among the stockholders of Peregrine Pharmaceuticals, Inc. and Registrant (Incorporated by reference to Exhibit 2.1 to Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 1997)




     EXHIBIT                                                                           SEQUENTIAL
     NUMBER                              DESCRIPTION                                    PAGE NO.
     -------                             -----------                                   ----------

      10.42        First Amendment to Stock Exchange Agreement among the
                   Stockholders of Peregrine Pharmaceuticals, Inc. and
                   Registrant (Incorporated by reference to Exhibit 2.1 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 12, 1997)

      10.43        Termination and Transfer Agreement dated as of November 14,
                   1997 by and between Registrant and Alpha Therapeutic
                   Corporation (Incorporated by reference to Exhibit 10.1 contained in Registrant's Current Report on Form 8-K as filed with the commission on or about November 24, 1997)

      10.44 Severance Agreement between Lon H. Stone and the Registrant dated July 28, 1998 (Incorporated by reference to the exhibit contained in Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998, as filed with the SEC on or about December 15, 1998)

      10.45        Severance Agreement between William (Bix) V. Moding and the
                   Registrant dated September 25, 1998 (Incorporated by reference to the exhibit contained in Registrant's Quarterly
                   Report on Form 10-Q for the fiscal quarter ended October 31, 1998, as filed with the SEC on or about December 15, 1998)

      10.46        Option Agreement dated October 23, 1998 between Biotechnology
                   Development Ltd. and the Registrant (Incorporated by reference to the exhibit contained in Registrant's Quarterly
                   Report on Form 10-Q for the fiscal quarter ended October 31, 1998, as filed with the SEC on or about December 15, 1998)

      10.47        Real Estate Purchase Agreement by and between Techniclone
                   Corporation and 14282 Franklin Avenue Associates, LLC dated
                   December 24, 1998 (Incorporated by reference to Exhibit 10.47 to Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 1999)

      10.48 Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Techniclone Corporation, as Tenant, dated as of December
                   24, 1998 (Incorporated by reference to Exhibit 10.48 to
                   Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 1999)

      10.49        Promissory Note dated as of December 24, 1998 between
                   Techniclone Corporation (Payee) and TNCA Holding, LLC (Maker) for $1,925,000 (Incorporated by reference to Exhibit 10.49 to Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 1999)




     EXHIBIT                                                                           SEQUENTIAL
     NUMBER                              DESCRIPTION                                    PAGE NO.
     -------                             -----------                                   ----------

      10.50 Pledge and Security Agreement dated as of December 24, 1998 for $1,925,000 Promissory Note between Grantors and
                   Techniclone Corporation (Secured Party) (Incorporated by reference to Exhibit 10.50 to Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 1999)

      10.51        Final fully-executed copy of the Regulation D Common Stock
                   Equity Line Subscription Agreement dated as of June 16, 1998 between the Registrant and the Subscribers named therein

      10.52        Employment Agreement between Larry O. Bymaster and Registrant
                   dated May 12, 1998*                                                 ***

      10.53        Termination Agreement dated as of March 8, 1999 by and
                   between Registrant and Biotechnology Development Ltd.               ***

      10.54        Secured Promissory Note for $3,300,000 dated March 8, 1999
                   between Registrant and Biotechnology Development Ltd.               ***

      10.55        Security Agreement dated March 8, 1999 between Registrant and
                   Biotechnology Development Ltd.                                      ***

      10.56        License Agreement dated as of March 8, 1999 by and between
                   Registrant and 23.1 Schering A.G., Germany**                        ***

      21           Subsidiary of Registrant                                            ***

      23.1         Consent of Ernst & Young LLP, Independent Auditors                  ***

      23.2         Consent of Deloitte & Touche LLP                                    ***

      27           Financial Data Schedule                                             ***

-------------------------------

      * This Exhibit is a management contract or a compensation plan or arrangement.

      ** Portions omitted pursuant to a request of confidentiality filed separately with the Commission.

      ***          Filed herewith

      (b) Reports on Form 8-K:
          --------------------

                Current Report on Form 8-K as filed with the Commission on March 18, 1999 reporting the dismissal of Deloitte & Touche LLP as the Company's principal independent public accountants.

                Current Report on Form 8-K as filed with the Commission on April 16, 1999 reporting the engagement of Ernst & Young LLP as the Company's principal independent public accountants.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TECHNICLONE CORPORATION



Dated:  July 26, 1999                       By: /s/ Larry O. Bymaster
                                                --------------------------------
                                                    Larry O. Bymaster, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Capacity                            Date
---------                                   --------                            ----


/s/ Larry O. Bymaster                       President, Chief Executive          July 26, 1999
------------------------------------        Officer and Director (Principal
Larry O. Bymaster                           Executive Officer)



/s/ Steven C. Burke                         Chief Financial Officer             July 26, 1999
------------------------------------        and Secretary
Steven C. Burke                             (Principal Financial and
                                            Principal Accounting Officer)



/s/ Thomas R. Testman                       Chairman of the Board               July 26, 1999
------------------------------------
Thomas R. Testman


/s/ Rock Hankin                             Director                            July 25, 1999
------------------------------------
Rock Hankin


/s/ Carmelo J. Santoro, Ph.D.               Director                            July 26, 1999
------------------------------------
Carmelo J. Santoro, Ph.D.


/s/ William C. Shepherd                     Director                            July 21, 1999
------------------------------------
William C. Shepherd


/s/ Clive R. Taylor, M.D., Ph.D.            Director                            July 18, 1999
------------------------------------
Clive R. Taylor, M.D., Ph.D.

TECHNICLONE CORPORATION


REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Techniclone Corporation


We have audited the accompanying consolidated balance sheet of Techniclone Corporation as of April 30, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended April 30, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techniclone Corporation at April 30, 1999, and the consolidated results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended April 30, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Techniclone Corporation will continue as a going concern. As more fully described in Note 1, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                  /s/ ERNST & YOUNG LLP

Orange County, California
July 2, 1999

TECHNICLONE CORPORATION


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Techniclone Corporation:



We have audited the accompanying consolidated balance sheet of Techniclone Corporation and its subsidiary (the Company) as of April 30, 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in the index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Techniclone Corporation and subsidiary as of April 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
June 15, 1998

TECHNICLONE CORPORATION


CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------



                                                                                1999                    1998
                                                                          -----------------      -----------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                 $      2,385,000       $      1,736,000
Other receivables, net of allowance for doubtful accounts of
   $201,000 (1999) and $175,000 (1998).                                            279,000                 71,000
Inventories                                                                         57,000                 46,000
Prepaid expenses and other current assets                                          280,000                304,000
Covenant not-to-compete with former officer                                        213,000                      -
                                                                          -----------------      -----------------

         Total current assets                                                    3,214,000              2,157,000

PROPERTY:
Land                                                                                     -              1,051,000
Buildings and leasehold improvements                                                71,000              6,227,000
Laboratory equipment                                                             2,098,000              2,174,000
Furniture, fixtures and computer equipment                                         838,000                921,000
Construction-in-progress                                                                 -                524,000
                                                                          -----------------      -----------------

                                                                                 3,007,000             10,897,000
Less accumulated depreciation and amortization                                  (1,067,000)            (1,625,000)
                                                                          -----------------      -----------------

Property, net                                                                    1,940,000              9,272,000

OTHER ASSETS:
Note receivable                                                                  1,863,000                      -
Note receivable from former officer                                                      -                381,000
Other, net                                                                         353,000                229,000
                                                                          -----------------      -----------------

         Total other assets                                                      2,216,000                610,000
                                                                          -----------------      -----------------

TOTAL ASSETS                                                              $      7,370,000       $     12,039,000
                                                                          =================      =================


TECHNICLONE CORPORATION


CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 1999 AND 1998 (CONTINUED)
------------------------------------------------------------------------------------------------------------------


                                                                                1999                    1998
                                                                          -----------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                                          $        898,000       $        729,000
Deferred license revenue                                                         3,000,000                      -
Accrued clinical trial site fees                                                   691,000                      -
Notes payable                                                                      106,000              2,503,000
Accrued legal and accounting fees                                                  314,000                584,000
Accrued royalties and license fees                                                 310,000                540,000
Due to former officers under severance agreements                                  329,000                      -
Other current liabilities                                                          357,000                309,000
                                                                          -----------------      -----------------

         Total current liabilities                                               6,005,000              4,665,000

NOTES PAYABLE                                                                    3,498,000              1,926,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock- $.001 par value; authorized 5,000,000 shares:
    Class C convertible preferred stock, shares outstanding -
       1999-121 shares; 1998-4,807 shares (liquidation preference of
       $121,000 at April 30, 1999)                                                       -                      -
Common stock-$.001 par value; authorized 120,000,000 shares; outstanding
    1999 - 73,372,205 shares; 1998 -48,547,351 shares                               73,000                 49,000
Additional paid-in capital                                                      90,779,000             78,423,000
Accumulated deficit                                                            (92,678,000)           (72,639,000)
                                                                          -----------------      -----------------
                                                                                (1,826,000)             5,833,000
Less notes receivable from sale of common stock                                   (307,000)              (385,000)
                                                                          -----------------      -----------------

    Total stockholders' equity (deficit)                                        (2,133,000)             5,448,000
                                                                          -----------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                                        $      7,370,000       $     12,039,000
                                                                          =================      =================



          See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999
-------------------------------------------------------------------------------------------------------------------------

                                                              1999                    1998                     1997
                                                        -----------------       -----------------       -----------------

COSTS AND EXPENSES:
Research and development                                $      8,795,000        $      7,644,000        $      2,912,000
License fee                                                    4,500,000                       -                       -
General and administrative                                     4,903,000               4,257,000               3,313,000
Loss on disposal of property                                   1,247,000                 161,000                       -
Interest                                                         428,000                 296,000                 148,000
Purchased in-process research and development                          -                       -              27,154,000
                                                        -----------------       -----------------       -----------------

         Total costs and expenses                             19,873,000              12,358,000              33,527,000

INTEREST AND OTHER INCOME                                        380,000                 534,000                 346,000
                                                        -----------------       -----------------       -----------------

NET LOSS                                                $    (19,493,000)       $    (11,824,000)         $  (33,181,000)
                                                        =================       =================       =================

Net loss before preferred stock accretion and
  dividends                                             $    (19,493,000)       $    (11,824,000)         $  (33,181,000)
Preferred stock accretion and dividends:
   Accretion of Class B and Class C preferred
     stock discount                                             (531,000)             (2,476,000)                      -
   Imputed dividends for Class B and
     Class C preferred stock                                     (15,000)               (965,000)               (544,000)
                                                        -----------------       -----------------       -----------------

Net loss applicable to common stock                     $    (20,039,000)       $    (15,265,000)       $    (33,725,000)
                                                        =================       =================       =================

Weighted average shares outstanding                           66,146,628              30,947,758              21,429,858
                                                        =================       =================       =================
BASIC AND DILUTED LOSS PER
  COMMON SHARE                                          $          (0.30)       $          (0.49)       $          (1.57)
                                                        =================       =================       =================



          See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             NOTES          NET
                                                                               ADDITIONAL                  RECEIVABLE  STOCKHOLDERS'
                                   PREFERRED STOCK         COMMON STOCK         PAID-IN     ACCUMULATED   FROM SALE OF     EQUITY
                                  SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL       DEFICIT     COMMON STOCK   (DEFICIT)
                                ----------------------------------------------------------------------------------------------------
BALANCES, MAY 1, 1996              6,800   $     -    20,048,014   $ 20,000   $ 33,070,000  $(23,649,000)  $ (477,000)  $ 8,964,000

Class C preferred stock
  issued for cash, net of
  issuance costs of $931,000      12,000                                        11,069,000                               11,069,000
Accretion of Class B and
  Class C preferred stock
  dividends                                                                        544,000      (544,000)
Common stock issued upon
  conversion of Class B
  preferred stock                 (4,600)              1,587,138      1,000         (1,000)
Common stock issued for
  acquisition of subsidiary                            5,080,000      5,000     26,665,000                               26,670,000
Common stock issued upon
  exercise of stock options                              533,500      1,000        272,000                                  273,000
Stock-based compensation                                                           773,000                                  773,000
Net loss                                                                                     (33,181,000)               (33,181,000)
                                ---------  ---------  ----------   ---------  ------------- -------------  -----------  ------------

BALANCES, APRIL 30, 1997          14,200         -    27,248,652     27,000     72,392,000   (57,374,000)    (477,000)   14,568,000

Accretion of Class B and
  Class C preferred stock
  dividends and discount             448                                         3,429,000    (3,441,000)                   (12,000)
Preferred stock issued upon
  exercise of Class C
  Placement Agent Warrant,
  net of offering costs of
  $115,000                           670                                           555,000                                  555,000
Additional consideration on
  Class C preferred stock            325                                           325,000                                  325,000
Common stock issued upon
  conversion of Class B and
  Class C preferred stock        (10,836)             19,931,282     20,000        (20,000)
Common stock issued for cash
  and upon exercise of
  options and warrants                                 1,291,794      1,000      1,210,000                                1,211,000
Common stock issued for
  services and interest                                   75,623      1,000         94,000                                   95,000
Stock-based compensation                                                           438,000                                  438,000
Reduction of notes receivable                                                                                  92,000        92,000
Net loss                                                                                     (11,824,000)               (11,824,000)
                                ---------  ---------  ----------   ---------  ------------- -------------  -----------  ------------

BALANCES, APRIL 30, 1998           4,807         -    48,547,351     49,000     78,423,000   (72,639,000)    (385,000)    5,448,000

Accretion of Class C
  preferred stock dividends
  and discount                                                                     531,000      (546,000)                   (15,000)
Preferred stock issued upon
  exercise of Class C
  Placement Agent Warrant            530                                           530,000                                  530,000
Common stock issued for cash
  under Equity Line
  Agreement, net of offering
  costs of $678,000                                    6,656,705      6,000      5,066,000                                5,072,000
Common stock issued upon
  conversion of Class C
  warrants and Equity Line
  warrants                                             5,909,015      6,000      3,635,000                                3,641,000
Common stock issued upon
  conversion of Class C
  preferred stock                 (5,216)              9,428,131      9,000         (9,000)
Common stock issued for cash
  upon exercise of
  options and warrants                                   528,034      1,000        316,000                                  317,000
Common stock issued for
  services, license rights,
  interest, and under
  severance agreements                                 2,302,969      2,000      1,832,000                                1,834,000
Stock-based compensation                                                           455,000                                  455,000
Reduction of notes receivable                                                                                  78,000        78,000
Net loss                                                                                     (19,493,000)               (19,493,000)
                                ---------  ---------  ----------   ---------  ------------- -------------  -----------  ------------
BALANCES, APRIL 30, 1999             121   $      -   73,372,205   $ 73,000   $ 90,779,000  $(92,678,000)  $ (307,000)  $(2,133,000)
                                =========  =========  ==========   =========  ============= =============  ===========  ============


          See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999
------------------------------------------------------------------------------------------------------------------

                                                                 1999               1998                 1997
                                                           ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (19,493,000)     $  (11,824,000)     $  (33,181,000)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Purchased in-process research and development                      -                   -             27,154,000
  Buyback of licensing rights                                   4,500,000                -                   -
  Depreciation and amortization                                 1,046,000             706,000             349,000
  Loss on disposal of long-term assets                          1,247,000             201,000                -
  Stock-based compensation expense and common stock
    issued for interest, services, and under severance
    agreements                                                  1,089,000             533,000             773,000
  Severance expense                                               414,000                -                   -
  Reserve for contract loss, net of inventory write-off              -               (156,000)               -
  Additional consideration on Class C preferred stock                -                325,000                -
Changes in operating assets and liabilities, net of
   effects from acquisition of subsidiaries:
  Other receivables, net                                         (161,000)            289,000              61,000
  Inventories, net                                                (11,000)             33,000             (78,000)
  Prepaid expenses and other current assets                        24,000            (284,000)             (3,000)
  Accounts payable and other accrued liabilities                 (200,000)            324,000             562,000
  Accrued clinical trial site fees                                691,000                -                   -
  Deferred license revenue                                      3,000,000                -                   -
                                                           ---------------     ---------------     ---------------
     Net cash used in operating activities                     (7,854,000)         (9,853,000)         (4,363,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenses paid for acquisition of subsidiary, net of
  cash acquired                                                      -                   -                (77,000)
Sale of short-term investments                                       -                   -              3,899,000
Proceeds from sale of property                                  3,924,000                -                   -
Purchases of property                                            (542,000)         (2,874,000)         (3,284,000)
Payments on (issuance of) notes receivable                         15,000             (24,000)           (357,000)
Increase in other assets                                         (335,000)            (46,000)            (85,000)
                                                           ---------------     ---------------     ---------------
     Net cash provided by (used in) investing
     activities                                                 3,062,000          (2,944,000)             96,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock                         530,000             555,000          11,069,000
Net proceeds from issuance of common stock                      9,030,000           1,211,000             273,000
Payment of Class C preferred stock dividends                      (15,000)            (12,000)               -
Payments on notes receivable from sale of common
  stock                                                            78,000              52,000                -
Principal payments on notes payable                            (4,382,000)           (100,000)            (45,000)
Proceeds from issuance of notes payable                           200,000             598,000           1,020,000
                                                           ---------------     ---------------     ---------------
     Net cash provided by financing activities                  5,441,000           2,304,000          12,317,000
                                                           ---------------     ---------------     ---------------

TECHNICLONE CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
-------------------------------------------------------------------------------------------------------------------

                                                                1999                1998                 1997
                                                           ---------------     ---------------     ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       $      649,000      $  (10,493,000)     $    8,050,000

CASH AND CASH EQUIVALENTS,
   Beginning of year                                            1,736,000          12,229,000           4,179,000
                                                           ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS,
   End of year                                             $    2,385,000      $    1,736,000      $   12,229,000
                                                           ===============     ===============     ===============

SUPPLEMENTAL INFORMATION:
Acquisition of subsidiary:
   Fair value of assets acquired                                                                   $   27,154,000
   Common stock issued                                                                                (26,670,000)
                                                                                                   ---------------
   Net liabilities assumed                                                                         $      484,000
                                                                                                   ===============


Interest paid                                              $      203,000      $      258,000      $      132,000
                                                           ===============     ===============     ===============

Schedule of non-cash investing and financing activities:
  Purchase of laboratory equipment for notes payable       $      57,000
                                                           ==============
  Note receivable from sale of property                    $   1,925,000
                                                           ==============



For supplemental information relating to conversion of preferred stock into common stock, common stock issued in exchange for services, forgiveness of note receivable from officer and noncash expenses under severance arrangements, common stock issued upon acquisition of subsidiary and other noncash transactions, see Notes 3, 4, 5, 6, 7, 8, 9 and 10.





          See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999
--------------------------------------------------------------------------------

1.      ORGANIZATION AND BUSINESS DESCRIPTION

        ORGANIZATION - Techniclone Corporation ("Techniclone or the Company") was incorporated in the state of Delaware on September 25, 1996. On March 24, 1997, Techniclone International Corporation, a California corporation, (predecessor company incorporated in June 1981) was merged with and into Techniclone Corporation. Techniclone has one wholly owned subsidiary, Peregrine Pharmaceuticals, Inc., a Delaware corporation (Note 3).

        BUSINESS DESCRIPTION - Techniclone is a biopharmaceutical company engaged in the research, development and commercialization of targeted cancer therapeutics. The Company develops product candidates based primarily on proprietary collateral (indirect) tumor targeting technologies for the treatment of solid tumors and a direct tumor targeting agent for the treatment of refractory malignant lymphoma.

        GOING CONCERN - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company experienced a loss of $19,493,000 during the year ended April 30, 1999, and had a cash and cash equivalents balance of $2,385,000 and an accumulated deficit of $92,678,000 at April 30, 1999. The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate revenue from the sale and/or licensing of its products. The Company plans to obtain required financing through one or more methods, including obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with another company. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research and development of the Company's product candidates. The Company's future success is dependent upon raising additional monies to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain profitable operations.

        Subsequent to April 30, 1999, the Company received gross proceeds of approximately $2,250,000 under the Regulation D Common Stock Equity Line Agreement ("Equity Line Agreement") in exchange for 2,515,919 shares of the Company's common stock, including commission shares. At June 30, 1999, the Company had $12,000,000 available to draw upon under the Equity Line Agreement, subject to certain limitations (Note 9).

        Without obtaining additional financing, the Company believes that it has sufficient cash on hand and available pursuant to the Equity Line Agreement, assuming the Company makes an additional quarterly draw of $2,250,000, to meet its obligations on a timely basis through September, 1999.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

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

         INVENTORIES - Inventories consist of raw materials and supplies and are stated at the lower of first-in, first-out cost or market.

         PROPERTY - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset. Generally, the estimated useful lives are 5 to 25 years for buildings, building improvements and leasehold improvements and three to seven years for laboratory equipment, furniture and fixtures, and computer equipment and software.

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

         REVENUE RECOGNITION - Revenues related to licensing agreements (Note 8) are recognized when cash has been received and all obligations of the Company have been met, which is generally upon the transfer of the technology license or other rights to the licensee. During fiscal year 1999, the Company received an initial up-front license payment of $3,000,000 from Schering A.G., Germany in exchange for the Oncolym(R) marketing and distributions rights (Note 8).

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, other receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. Notes receivable approximate fair value as the interest rates charged approximate currently available market rates. Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of notes payable approximates the carrying value of these liabilities.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - Net loss per share attributable to common stockholders is calculated by taking the net loss for the year and deducting the dividends and Preferred Stock issuance discount accretion on the Class B Preferred Stock and the Class C Preferred Stock during the year and dividing the sum of these amounts by the weighted average number of shares of common stock outstanding during the year. Because the impact of options, warrants, and other convertible instruments are antidilutive, there is no difference between basic and diluted loss per share amounts for the three years in the period ended April 30, 1999. The Company has excluded the following shares issuable upon the exercise of common stock warrants and options and conversions of outstanding Preferred Stock and Preferred Stock dividends from the three years ended April 30, 1999 per share calculation because their effect is antidilutive:

                                                                       1999              1998              1997
                                                                     ---------         ---------         ---------
  Common stock equivalent shares assuming issuance
     of shares represented by outstanding stock
     options and warrants utilizing the treasury
     stock method                                                    2,927,725         3,840,220         1,673,849

  Common stock equivalent shares assuming issuance
     of shares upon conversion of preferred stock and
     Class C placement agent warrants utilizing the
     if-converted method                                               613,035        24,117,127         1,119,864

         The common stock equivalent shares assuming issuance of shares upon conversion of preferred stock and Class C placement agent warrants were calculated assuming conversion of preferred stock at the beginning of the year or at the issuance date, if later. Additionally, the stock was assumed converted rather than redeemed, as it is the Company's intention not to redeem the preferred stock for cash. The preferred stock is not considered a common stock equivalent.

         INCOME TAXES - The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards
(SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

         RECLASSIFICATION - Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS - Effective May 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the fiscal years ended April 30, 1999, 1998 and 1997, the Company did not have any components of comprehensive income as defined in SFAS No. 130.

         The Company adopted SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" on May 1, 1998. SFAS No. 131 established standards of reporting by publicly held businesses and disclosures of information about operating segments in annual financial statements, and to a lesser extent, in interim financial reports issued to stockholders. The adoption of SFAS No. 131 had no impact on the Company's consolidated financial statements as the Company operates in one industry segment engaged in the research, development and commercialization of targeted cancer therapeutics.

         During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" which will be effective for the Company beginning May 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company has not determined the impact on the consolidated financial statements, if any, upon adopting SFAS No. 133.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

3.      ACQUISITION OF SUBSIDIARY

         On April 24, 1997, the Company acquired all of the outstanding stock of Peregrine Pharmaceuticals, Inc. in exchange for 5,080,000 shares of the Company's common stock and the assumption of net liabilities of $484,000. Peregrine was a development stage company involved in the research and development of Vascular Targeting Agents. The acquisition was accounted for as a purchase. The excess of the purchase price over net tangible assets acquired (cash and notes receivable) and liabilities assumed (accounts payable and accrued liabilities) represents the difference between the fair value of the Company's common stock exchanged and the fair value of net assets purchased. The excess purchase price of $27,154,000 over the net tangible assets acquired represents the amount paid for acquired technologies and related intangible assets. This excess purchase price was charged to operations as of the effective date of the acquisition as purchased in-process research and development as the related technologies have not reached technological feasibility.

         Had the acquisition of Peregrine occurred on May 1, 1996, pro forma net loss and loss per common share for fiscal year 1997 would have been $35,127,000 and $1.33, respectively (unaudited). Revenues for fiscal year 1997 would not have changed had the acquisition occurred on May 1, 1996.


4.       NOTES RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities (Note 5) and recorded an initial note receivable from buyer of $1,925,000. The unpaid principal balance of $1,910,000 at April 30, 1999 bears interest at 7.0% per annum through December 1, 2001 and 7.5% thereafter and is collaterized under the Security and Pledge Agreement. The note receivable is amortized over 20 years and is due upon the earlier of 12 years or upon the sale of related facilities.

         Note receivable from former officer of $381,000 at April 30, 1998 represents the unamortized portion of an original $350,000 note and interest charges thereon which is collateralized by real estate. During fiscal year 1999, the Company entered into a severance agreement with the former officer (Note 7) whereby the Company agreed that if the former officer did not compete with the Company during the period beginning March 1, 1998 through February 29, 2000, the Company will, on March 1, 2000, forgive an amount equal to his principal note of $350,000 and interest thereon. The Company is amortizing the note receivable and accrued interest charges over the period not-to-compete as a non-cash expense included in general and administrative expenses in the accompanying financial statements. The covenant not-to-compete with the former officer of $213,000 at April 30, 1999 represents the unamortized portion of the original $381,000 note receivable and accrued interest charges.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

5.       PROPERTY

         On December 24, 1998, the Company completed the sale and subsequent leaseback of its two facilities with an unrelated entity. The aggregate sales price of the two facilities was $6,100,000, comprised of $4,175,000 in cash and a note receivable of $1,925,000. In accordance with SFAS No. 98, the Company accounted for the sale and subsequent leaseback transaction as a sale and removed the net book value of land, buildings and building improvements of $7,014,000 from the consolidated financial statements and recorded a loss on sale of $1,171,000, which included expenses of $257,000 related to the sale.


6.       NOTES PAYABLE

         During December 1998, the Company borrowed $200,000 from an unrelated entity. The note is unsecured, bears interest at 7.0% per annum and is payable over three years. Principal and interest payments of $6,000 are due monthly.

         On March 8, 1999, the Company entered into a Termination Agreement with Biotechnology Development Ltd. and re-acquired the Oncolym(R) distribution rights (Note 8). In conjunction with the Termination Agreement, the Company issued a note payable for $3,300,000 due and payable on March 1, 2001. The note payable bears simple interest at a rate of 10% per annum, payable monthly. The note is collateralized by all tangible assets of the Company, excluding tangible assets not located on the Company's Tustin, California premises and those assets previously pledged and held as collateral under separate agreements.

         During fiscal year 1998, in conjunction with upgrading the Company's manufacturing facilities, the Company issued a short-term note payable to a construction contractor for $2,385,000. The note payable was issued in exchange for $1,885,000 of accounts payable due to the contractor and cash proceeds of $500,000 for working capital purposes. Under the terms of the short-term note agreement, the Company issued 82,235 and 65,000 shares of common stock for interest charges in fiscal year 1999 and 1998, respectively. In conjunction with the financing, the Company issued two warrants, expiring through July 2001, to purchase an aggregate of 335,000 shares of the Company's common stock at an average price of $.79 per share (Note 8). The value of the warrants was based on a Black-Scholes formula after considering the terms in the related warrant agreements. During fiscal year 1999 and 1998, the Company recorded $115,000 and $45,000 as interest expense for the fair value of the related warrants. In August 1998, the note payable of $2,385,0000 was paid in full.

         In April 1996 and October 1996, the Company entered into two separate note agreements for $1,020,000 each to finance the purchase of two buildings used as its operating and administrative facilities. The two notes, which bore interest at LIBOR plus 4.25%, were paid in full on December 24, 1998 upon the sale of the two facilities.

         In addition, the Company has entered into various note agreements with aggregate amounts due of $254,000 to finance laboratory equipment that bear interest at rates between 10% and 10.9% and require aggregate monthly payments of $6,000 through June 2002.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------


    Minimum principal payments on notes payable as of April 30, 1999 are as follows:

         Year ending April 30:
           2000                                    $      106,000
           2001                                         3,410,000
           2002                                            86,000
           2003                                             2,000
                                                   --------------
                                                   $    3,604,000
                                                   ==============



7.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASE. In December 1998, the Company sold and subsequently leased back its two facilities in Tustin, California. The lease has an original lease term of twelve years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years. Rent expense under the lease agreement totaled $269,000 for fiscal year 1999. At April 30, 1999, future minimum lease payments under the noncancelable operating lease are as follows:

         Year ending April 30:
           2000                                    $      675,000
           2001                                           684,000
           2002                                           698,000
           2003                                           707,000
           2004                                           721,000
           Thereafter                                   5,109,000
                                                   --------------
                                                   $    8,594,000
                                                   ==============

         SEVERANCE AGREEMENTS. In July 1998, the Company entered into a severance agreement with its former Chief Executive Officer (CEO). The severance agreement provides for the former CEO to be paid $300,000 a year for the period beginning March 1, 1998 through March 1, 2000. Unexercised and unvested outstanding stock options on March 1, 1998, will vest and be paid as follows: one-third of the unexercised, unvested options outstanding on March 1, 1998 (or 329,667 options) will vest immediately and be paid to the former CEO on December 31, 1998; one-third of the unexercised, unvested and outstanding options on March 1, 1998 (or 329,667 options), will vest on March 1, 1999 and be paid on December 31, 1999; and one-third of the unexercised, unvested and outstanding options on March 1, 1998 (or 329,666 options), will vest and be paid on March 1, 2000. In addition, the Company will make income tax payments, at the bonus rate, to the appropriate taxing authorities. During the employment period, beginning on March 1, 1998 and ending on March 1, 2000, the former CEO will, with certain exceptions, be eligible for Company benefits. Pursuant to the severance agreement, the former CEO will be available to work for the Company for a minimum of 25 hours per week. In addition, the Company agreed that if the former CEO did not compete during the period beginning March 1, 1998 and ending February 29, 2000, the Company will, on March 1, 2000, forgive the former CEO an amount equal to his note of $350,000, plus all accrued interest thereon (Note
4). Through April 30, 1999, the Company expensed approximately $948,000, of which, $595,000 was non-cash, for related severance costs, which has been included in general and administrative expenses in the accompanying consolidated financial statements. At April 30, 1999, future cash commitments under the severance agreement amounted to $312,000.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

        On October 4, 1998, the Company's former Vice President of Operations and Administration resigned to pursue other personal and business interests. In connection with his resignation, the Company entered into a severance agreement whereby the former Vice President of Operations and Administration will provide consulting services to the Company as an independent consultant for a fixed and non-cancelable period of sixteen months continuing until January 31, 2000, in consideration of a monthly consulting fee of $12,500 and the issuance of an aggregate of 320,000 shares of Common Stock during such period for the exercise of outstanding stock options, without the requirement of any payment of the exercise price ($.60 per share). As of April 30, 1999, 240,000 shares of common stock have been issued to the former Vice President of Operations and Administration under the severance agreement. In addition, the Company has agreed to make tax payments totaling $65,280 to federal and state taxing authorities to offset the income to the former Vice President of Operations and Administration resulting from the non-payment of the exercise price for such options. Pursuant to the agreement, the former Vice President of Operations and Administration will be required to repay the Company the entire outstanding principal balance and accrued interest thereon under two stock option exercise notes totalling $154,000 on January 31, 2000. Through April 30, 1999, the Company expensed approximately $301,000, of which, $165,000 was non-cash, for related severance costs, which has been included in general and administrative expenses in the accompanying consolidated financial statements. At April 30, 1999, future cash commitments under the severance agreement amounted to $122,000.

        EMPLOYMENT AGREEMENT. The Company has a two-year employment agreement with its current Chief Executive Officer. At April 30, 1999, future fixed cash commitments under this agreement amounts to $250,000 and $10,000 for the fiscal years ending April 30, 2000 and 2001, respectively.

        LEGAL PROCEEDINGS. On March 18, 1999, the Company was served with notice of a lawsuit filed in Orange County Superior Court for the State of California by a former employee alleging a single cause of action for wrongful termination. The Company believes this lawsuit is barred by a severance agreement and release signed by the former employee following his termination and the Company is vigorously defending the action. The Company's motion for summary judgement is currently pending argument. Management does not believe that the outcome of this action will have a material adverse effect upon the financial position or results of operations of the Company.



8.       LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

                                   ONCOLYM(R)

         On March 8, 1999, the Company entered into a License Agreement with Schering A.G., Germany, whereby Schering A.G., Germany was granted the exclusive, worldwide right to market and distribute Oncolym(R) products, in exchange for an initial payment of $3,000,000, a further payment of $2,000,000 following the acceptance by the FDA for filing of the first drug approval application for Oncolym(R) in the United States, a further payment of $7,000,000 following regulatory approval of Oncolym(R) in the United States and two final payments of $2,500,000 each following regulatory approval of Oncolym(R) in any country in Europe and upon the first commercial sale of Oncolym(R) in any

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

country in Europe. The Company will also receive a royalty of up to twelve percent (12%) of net sales of Oncolym(R) products. Schering A.G., Germany is required to pay eighty percent (80%) of all clinical trial expenses. The License Agreement with Schering A.G., Germany is subject to certain other conditions and may be terminated by Schering A.G., Germany for a number of reasons, including upon thirty days' written notice given at any time prior to receiving regulatory approval. If Schering A.G., Germany terminates the License Agreement Schering A.G., Germany may remain obligated to pay for all of the costs of completing all then ongoing clinical trials for Oncolym(R), up to $3,000,000, depending on the basis for termination. Under the License Agreement, the Company received $3,000,000 during fiscal year 1999, which was included in deferred license revenue in the accompanying consolidated financial statements at April 30, 1999 and will be recognized as license revenue when all obligations of the Company have been met. Pursuant to the License Agreement, the Company and Schering A.G., Germany have also agreed to a structure for proceeding with negotiations concerning the terms of a possible licensing of the Company's Vascular Targeting Agent ("VTA") technology in the near future.

         Also in March, 1999, the Company entered into a Termination Agreement with Biotechnology Development, Ltd. ("BTD"), pursuant to which the Company terminated all previous agreements with BTD and thereby reacquired the marketing rights to Oncolym(R) products in Europe and certain other designated foreign countries. In exchange for these rights, the Company expensed $4,500,000 as a license fee in fiscal year 1999, which was comprised of a secured promissory note payable in the amount of $3,300,000 and shares of common stock equal to $1,200,000, or 1,523,809 common shares. The number of shares of common stock issued was calculated by taking $1,200,000 divided by ninety percent (90%) of the market price of the Company's common stock as defined in the Termination Agreement. In addition, the Company issued warrants to purchase up to 3,700,000 shares of common stock at an exercise price of $3.00 per share exercisable through March 2002 and issued warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $5.00 per share exercisable through March 2004. The warrants were measured utilizing the Black-Scholes option valuation model (Note 10).

         In November 1997, the Company entered into a Termination and Transfer Agreement with Alpha Therapeutic Corporation (Alpha), whereby the Company reacquired the rights for the development, commercialization and marketing Oncolym(R) in the United States and certain other countries, previously granted to Alpha in October 1992. Under the terms of the Termination and Transfer Agreement, the Company paid Alpha $260,000 upon signing of the agreement and paid an additional $250,000 upon enrollment of the first clinical trial patient by the Company. In addition, the Company has contingent obligations to pay (i) $1,000,000 upon filing of a Biologics License Application ("BLA") and (ii) $1,000,000 upon FDA approval of a BLA by the Food and Drug Administration, and
(iii) royalties equal to 2% of net sales for product sold in North, South and Central America and Asia for five (5) years after commercialization of the product. Under the Termination and Transfer Agreement, $510,000 was expensed in fiscal year 1998 and no amounts were due and payable at April 30, 1999.

         On October 28, 1992, the Company entered into an agreement with an unrelated corporation (licensee) to terminate a previous license agreement relating to Oncolym(R). The termination agreement provides for maximum payments of $1,100,000 to be paid by the Company based on achievement of certain milestones, including royalties on net sales. At April 30, 1999, the Company had paid $100,000 and accrued for another $100,000 relating to the termination agreement. There have been no sales of the related products through April 30, 1999. Future maximum commitments under the agreement are $900,000.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

         In 1985, the Company entered into a research and development agreement with Northwestern University and its researchers to develop Oncolym(R). The Company holds an exclusive world-wide license to manufacture and market products using the Oncolym(R) antibodies. In exchange for the world-wide license to manufacture and market the products, the Company will pay royalties to Northwestern University of up to 6% of net sales (as defined in the agreement). The Company is currently in negotiations with Northwestern University to reduce this royalty rate to 3% of net sales and extend the period of time the reduced royalty rate would apply.

                       TUMOR NECROSIS THERAPY (COTARA(TM))

         In February 1996, the Company entered into a joint venture agreement with Cambridge Antibody Technology, Inc. (CAT), an unrelated entity, which provides for the co-sponsorship of development and clinical testing of chimeric and human TNT antibodies. As part of the joint venture agreement, CAT maintained the responsibility to construct human TNT antibodies for future joint clinical development and testing. A human TNT antibody was completed by CAT in early 1998. The agreement also provided that equity in the joint venture and costs associated with the development of TNT based products would be shared equally and the Company would retain exclusive world-wide manufacturing rights. In May 1998, the Company and CAT elected to discontinue the co-sponsorship of the development of the TNT antibodies and the Company assumed full responsibility to fund development and clinical trials of the TNT antibody. As a result of the modification in the joint venture agreement, royalties on future sales of products which use the TNT antibody have been decreased to be no more than 12.5%. The Company and CAT are currently in negotiations regarding modifications to the joint venture arrangement.

         The Company has arrangements with certain third parties to acquire licenses needed to produce and commercialize chimeric and human antibodies, including the Company's TNT antibody. Management believes terms of the licenses will not significantly impact the cost structure or marketability of chimeric or human TNT based products.

                            VASCULAR TARGETING AGENTS

         In April 1997, in conjunction with the acquisition of Peregrine, the Company gained access to certain exclusive licenses for Vascular Targeting Agents (VTAs) technologies. In conjunction with obtaining certain exclusive licenses for Vascular Targeting Agents (VTAs) technologies from Peregrine, the Company will be required to pay (i) annual patent maintenance fees of $50,000,
(ii) an aggregate of $587,500 upon attainment of defined milestones and (iii) an aggregate of $450,000 upon commercial introduction of the products which will be off-set against future royalties payments. In addition, the Company must pay royalties ranging from 2% to 4% of net sales of the related products. If the products are sublicensed, the Company must pay royalties up to 25% on the sublicense revenues received by the Company. No revenues have been generated from the Company's VTA technology. In connection with the Company's agreement with Schering A.G., Germany for Oncolym(R), Schering A.G., Germany has agreed to discuss with the Company the development and commercialization of VTAs.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------


              VASOPERMEATION ENHANCEMENT AGENTS AND OTHER LICENSES

         Prior to fiscal year 1996, the Company had entered into several license and research and development agreements with a university for the exclusive, worldwide licensing rights to use certain patents and technologies in exchange for fixed and contingent payments and royalties ranging from 2% to 6% of net sales of the related products. Some of the agreements are terminable at the discretion of the Company while others continue through 2001. Minimum future royalties under these agreements are $84,500 annually. Royalties related to these agreements amounted to $84,500 for fiscal year 1999 and $86,500 for fiscal years 1998 and 1997.


9.       STOCKHOLDERS' EQUITY

                             CLASS B PREFERRED STOCK

         During December 1995, the Company issued 8,200 shares of nonvoting Class B preferred stock (Class B Stock), at a price of $1,000 per share, for net proceeds of $7,138,000. The number of shares of common stock issued upon conversion of each share of Class B Stock is determined by (i) taking ten percent (10%) of One Thousand Dollars ($1,000) pro-rated on the basis of a 365 day year, by the number of days the Class B Stock is outstanding plus (ii) One Thousand Dollars ($1,000), (iii) divided by the lower of $3.06875, the fixed conversion price, or 85% of the average closing bid price for the Company's common stock for the five trading days immediately preceding the conversion date (the "Conversion Price"). At May 1, 1997, there were 6,800 shares of Class B preferred stock outstanding. During fiscal years 1998 and 1997, 2,200 and 4,600 shares of Class B Stock were converted into 4,388,982 and 1,587,138 common shares, respectively. The Company recorded $224,000 and $536,000 in Class B Stock dividends during the fiscal years ended April 30, 1998 and 1997, respectively. At April 30, 1998, there were no remaining shares of Class B Stock outstanding.

                             CLASS C PREFERRED STOCK

         On April 25, 1997, the Company entered into a 5% Preferred Stock Investment Agreement and sold 12,000 shares of 5% Adjustable Convertible Class C Preferred Stock (the Class C Stock) for net proceeds of $11,069,000. The holders of the Class C Stock do not have voting rights, except as provided under Delaware law, and the Class C Stock is convertible into common stock.

         Commencing on September 26, 1997, the Class C Stock was convertible at the option of the holder into a number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the lower of $.5958 (Conversion Cap) per share or the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by an increasing percentage discount. The discount ranged from 13% beginning on November 26, 1997 and reached a maximum discount percentage of 27% on July 26, 1998.

         In conjunction with the 5% Preferred Stock Investment Agreement, the Placement Agent was granted a warrant to purchase up to 1,200 shares of Class C Stock at $1,000 per share. During fiscal year 1999 and 1998, the Placement Agent purchased 530 and 670 shares of Class C Stock for gross proceeds of $530,000 and $670,000, respectively.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

         In accordance with the Agreement, upon conversion of the Class C Stock into common stock, the preferred stockholders were granted warrants to purchase one-fourth of the number of shares of common stock issued upon conversion. The warrants are exercisable at $0.6554, or 110% of the Conversion Cap and expire in April 2002. No value has been ascribed to these warrants, as the warrants are considered non-detachable. During fiscal years 1999 and 1998, warrants to purchase 2,357,019 and 3,885,515 shares were issued upon conversion of 5,216 and 8,636 shares of Class C Stock, respectively. During fiscal year ended April 30, 1999, 6,207,290 warrants were exercised on a combined cash and cashless basis in exchange for 5,894,733 shares of common stock and proceeds to the Company of $3,641,000. Under the terms of the warrant agreement, the Company has the right to redeem the warrants for $.01 per share, provided that the Company's closing bid price exceeds amounts specified in the agreement for specified periods. At April 30, 1999, 35,244 Class C warrants were outstanding (Note 10).

         Beginning September 30,1997, the dividends on the Class C Stock are payable quarterly in shares of Class C Stock or, at the option of the Company, in cash, at the rate of $50.00 per share per annum. During fiscal year 1999, 1998 and 1997, the Company recorded $15,000, $742,000 and $8,000 in Class C Stock dividends, respectively. The dividends recorded of $742,000 during fiscal year 1998 included 448 shares of Class C Stock issued as dividend shares.

         During fiscal year 1998, the Registration Statement required to be filed by the Company pursuant to the agreement was not declared effective by the 180th day following the Closing Date, and therefore, the Company issued an additional 325 shares of Class C Stock, calculated in accordance with the terms of the agreement.

         During fiscal year 1999 and 1998, 5,216 and 8,636 shares of Class C Stock were converted into 9,428,131 and 15,542,300 common shares.

         The Class C Stock agreement included a provision for conversion of the preferred stock into common stock at a discount during the term of the agreements. As a result of these conversion features, the Company is accreting an amount from accumulated deficit to additional paid-in capital equal to the Preferred Stock discount. The Preferred Stock discount was computed by taking the difference between the fair value of the Company's common stock on the date the Class C Preferred Stock agreement was finalized and the conversion price, assuming the maximum discount allowable under the terms of the agreement, multiplied by the number of common shares into which the preferred stock would have been convertible into (assuming the maximum discount allowable). The Preferred Stock discount is being amortized over the period from the date of issuance of the Preferred Stock to the Conversion or discount period (or sixteen months) using the effective interest method. If preferred stock conversions occur before the maximum discount is available, the discount amount is adjusted to reflect the actual discount. During fiscal year 1999 and 1998, the Company recorded $531,000 and $2,475,000 for the Class C Stock discount, respectively.

                       COMMON STOCK EQUITY LINE AGREEMENT

         During June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line ("Equity Line") with two institutional investors, expiring in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock for up to $20,000,000 upon the effective registration of the Put shares, which occurred on January 15, 1999. After effective registration for the Put shares, unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

issuance volume limitations identical to the share resale limitations set forth in Rule 144(e). In addition, if the Company's closing bid price falls below $1.00 on any day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's common stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line.

         In accordance with Emerging Issues Task Force Issue No. 96-13, "Accounting for Derivative Financial Instruments", contracts that require a company to deliver shares as part of a physical settlement should be measured at the estimated fair value on the date of the initial Put. As such, the Company had an independent appraisal performed to determine the estimated fair market value of the various financial instruments included in the Equity Line and recorded the related financial instruments as reclassifications between equity categories. Reclassifications were made for the estimated fair market value of the warrants issued and estimated Commitment Warrants to be issued under the Equity Line of $1,140,000 and the estimated fair market value of the reset provision of the Equity Line of $400,000 as additional consideration and have been included in the accompanying financial statements. The above recorded amounts were offset by $700,000 related to the restrictive nature of the common stock issued under the initial tranche in June 1998 and the estimated fair market value of the Equity Line Put option of $840,000.

         The Equity Line provided for immediate funding of $3,500,000 in exchange for 2,749,090 shares of common stock, including commission shares. One-half of this amount, or $1,750,000, is subject to adjustment at three months after the effective date of the registration statement registering these shares with the second half subject to adjustment six months after such effective date of the registration of these shares. At each adjustment date, if the market price at the three or six month period ("Adjustment Price") is less than the initial price paid for the common stock, the Company will be required to issue additional shares of its common stock equal to the difference between the amount of shares actually issued and the amount of shares which would have been issued if the purchase price had been the Adjustment Price. On April 15, 1999, the Company issued 881,481 shares of common stock covering the initial three month adjustment date.

         Future Puts under the Equity Line are priced at a discount equal to the greater of 17.5% of the lowest closing bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors or $0.20.

         At the time of each Put, the investors will be issued warrants, exercisable only on a cashless basis and expiring on December 31, 2004, to purchase up to 10% of the amount of common stock issued to the investor at the same price as the purchase of the shares sold in the Put. During fiscal year 1999, the Company issued 566,953 warrants under the Equity Line at an average exercise price of $1.14. During February 1999, the Company issued 14,282 shares of common stock upon the cashless exercise of 52,173 Equity Line warrants.

         On February 2, 1999, the Company exercised a Put option under the Equity Line and received gross proceeds of $2,250,000 in exchange for 2,869,564 shares of common stock, including commission shares.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

         If the Company does not exercise the full amount of its Put rights, then the Company will issue Commitment Warrants on the first, second, and third anniversary of the Equity Line. The number of Commitment Warrants to be issued on each anniversary date will be equal to ten percent (10%) of the quotient of the difference of $6,666,666, $13,333,333 and $20,000,000 (Commitment Amounts),
respectively, less the actual cumulative total dollar amount of Puts which have been exercised by the Company prior to such anniversary date divided by the market price of the Company's common stock.

                            OTHER EQUITY ARRANGEMENTS

         In April 1999, the Company issued 1,523,809 shares of common stock under a Termination Agreement with Biotechnology Development, Ltd., pursuant to which the Company terminated all previous agreements with BTD and thereby reacquired the marketing rights to the Oncolym(R) products in Europe and certain other designated foreign countries (Note 8).

         During fiscal year 1999, the Company issued a total of 569,667 shares of common stock under two separate severance agreements (Note 7).

         In fiscal year 1999, the Company issued 25,000 shares of common stock to a director of the Company in exchange for consulting services and issued 30,000 shares of common stock to a former officer of the Company as a bonus for achieving certain milestones. During fiscal year 1999 and 1998, the Company issued 72,258 and 10,623 shares of its common stock to an unrelated entity in exchange for services rendered. The issuance of shares of common stock in exchange for services or as a bonus were recorded based on the more readily determinable value of the services received or the fair value of the common stock issued.

         In April 1998, through a private placement, the Company sold 1,120,065 shares of restricted common stock for proceeds of $625,000. Of the restricted shares issued, 84,034 shares were sold to a former officer of the Company. In conjunction with the private placement, the Company granted warrants to purchase 280,015 shares of its common stock at $1.00 per share. The warrants expire in April 2001.

         In conjunction with the purchase of Peregrine (Note 3), during May 1997, the Company issued 143,979 shares of common stock in exchange for $550,000 to a previous stockholder of Peregrine.

         Notes receivable from the sale of common stock at April 30, 1999, are due from a former officer and a former director of the Company. The notes bear interest at 6% per annum and are collateralized by personal assets of the holders. The notes are due in fiscal year 2000. During April 1998, an employee and member of the Company's Scientific Advisory Board exchanged a note receivable of $40,000 for consulting services to the Company for full payment of the loan. Payments on all other notes have been made in accordance with the terms of the note agreements.

         In accordance with the Company's preferred stock agreement, Equity Line agreement, option plans and other commitments to issue common stock, the Company has reserved approximately 34,731,000 shares of its common stock at April 30, 1999 for future issuance. Of this amount, approximately 21,114,000 common shares have been reserved for future issuance under the Equity Line, primarily related to the future available Put's of $14,250,000 as of April 30, 1999 (which assumes a market price of the Company's common stock of $1.00 per share, as defined in the agreement).

10.      STOCK OPTIONS AND WARRANTS

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

         The 1996 Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of the Company's common stock. The number of shares for which options may be granted under the 1996 Plan automatically increases for all subsequent common stock issuances by the Company in an amount equal to 20% of such subsequent issuances up to a maximum of 10,000,000 options as long as the total shares allocated to the 1996 Plan do not exceed 20% of the Company's authorized stock. As a result of issuances of common stock by the Company subsequent to the adoption of the 1996 Plan, the number of shares for which options may be granted has increased to 10,000,000 at April 30, 1999. Options granted generally vest over a period of four years with a maximum term of ten years. Option activity for each of the three years ended April 30, 1999 is as follows:

                                             1999                        1998                         1997
                                  ---------------------------    -------------------------    -------------------------
                                                  WEIGHTED                     WEIGHTED                     WEIGHTED
                                                  AVERAGE                      AVERAGE                      AVERAGE
                                    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                    ------     --------------    ------     --------------    ------     --------------
         BALANCE,
         Beginning  of year        4,477,326         $0.70       4,058,250      $3.02         2,237,750       $0.66

         Granted                   3,910,541         $1.36         796,909      $1.21         2,419,000       $4.63

         Exercised                (1,127,701)        $0.54         (17,750)     $1.00          (533,500)      $0.51

         Canceled                   (872,499)        $1.62        (360,083)     $3.45           (65,000)      $2.31
                                  -----------                   -----------                  -----------
         BALANCE,
         End of year               6,387,667         $1.00       4,477,326      $0.70         4,058,250       $3.02
                                  ===========                   ===========                  ===========

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

         Additional information regarding options outstanding as of April 30, 1999 is as follows:

                                                     OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                           ----------------------------------------- --------------------------------------
                                            WEIGHTED AVERAGE
    RANGE OF PER                                REMAINING        WEIGHTED AVERAGE        NUMBER OF       WEIGHTED AVERAGE
   SHARE EXERCISE       NUMBER OF SHARES    CONTRACTUAL LIFE         PER SHARE             SHARES            PER SHARE
       PRICES             OUTSTANDING            (YEARS)          EXERCISE PRICE        EXERCISABLE       EXERCISE PRICE
---------------------- ------------------- -------------------- -------------------- ----------------- --------------------
   $ 0.27 - $ 0.60          2,896,826             6.24                $ 0.57              2,031,537          $ 0.56
   $ 0.97 - $ 1.59          3,470,841             9.23                $ 1.33                287,500          $ 1.43
       $ 4.00                  20,000             7.31                $ 4.00                 20,000          $ 4.00
                       -------------------                                           -----------------
   $ 0.27 - $ 4.00          6,387,667             7.87                $ 1.00              2,339,037          $ 0.69
                       ===================                                           =================

         At April 30, 1999, options to purchase 6,387,667 shares of the Company's common stock were outstanding, of which, 2,339,037 options were exercisable. Options to purchase 4,103,132 and 69,795 shares were available for grant under the Company's 1996 and 1993 Plans, respectively. There are no remaining shares available for grant under the 1982, 1986 or CBI Plans.

         In March 1998, the Company experienced a decline in the market value of its common stock and repriced certain options to key employees, directors and consultants to $.60 per share. The repricing was considered necessary to enable the Company to retain key employees, directors and consultants.

           Stock-based compensation expense recorded during each of the three years in the periods ended April 30, 1999 primarily relates to stock option grants made to consultants and has been measured utilizing the Black-Scholes option valuation model. Total compensation expense related to stock option grants made to nonemployees or directors of the Company during fiscal year 1999, 1998 and 1997 amounted to $430,000, $263,000 and $508,000, respectively, and is being amortized through May 2002, the estimated period of service.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

         The Company utilizes the guidelines in Accounting Principles Board Opinion No. 25 for measurement of stock-based transactions for employees. Had the Company utilized a fair value model for measurement of stock-based transactions for employees and amortized the expense over the vesting period, pro forma information would be as follows:

                                                   1999             1998              1997
                                              --------------   --------------    --------------
         Pro forma net loss                   $ (22,570,000)   $ (17,466,000)    $ (35,606,000)
         Pro forma net loss per share         $       (0.34)   $       (0.56)    $       (1.66)

         The fair value of the options granted in fiscal years 1999, 1998 and 1997 were estimated at the date of grant using the Black-Scholes option pricing model, assuming an average expected life of approximately four years, a risk-free interest rate of 6.39% and a volatility factor ranging from 86% to 92%. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair values estimated, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of its options. The weighted average estimated fair value in excess of the grant price for employee stock options granted during fiscal years 1999, 1998 and 1997 was $0.90, $2.27 and $3.48, respectively.

         As of April 30, 1999, warrants to purchase an aggregate of 6,847,349 shares of the Company's common stock were outstanding, including 35,244 warrants issued upon conversion of the Class C Stock (Note 9). The warrants are exercisable at prices ranging between $.56 and $5.00 per share with an average exercise price of $2.81 per share. The value of the warrants was based on a Black Scholes formula after considering terms in the related warrant agreements.

         During fiscal year 1999, 5,486,953 warrants were issued, 52,173 warrants were exercised and 10,000 warrants had expired, excluding warrants issued upon conversion of the Class C Stock (Note 9). Of the 5,486,953 warrants issued during fiscal year 1999, the Company issued warrants to purchase up to 3,700,000 shares of common stock at an exercise price of $3.00 per share exercisable for a period of three (3) years and issued warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $5.00 per share exercisable for a period of five (5) years under the License Termination Agreement with BTD (Note 8). In addition, the Company issued BTD 125,000 warrants at an exercise price of $3.00 per share for an extension of time to reacquire the Oncolym(R) marketing rights in Europe and certain other foreign countries. The Company also issued a warrant in July 1998 to purchase 95,000 shares of the Company's common stock at $1.38 per share related to the extension of payment terms on a payable to a contractor (Note 6). Also during fiscal year 1999, under the Common Stock Equity Line (Note 9), the Company issued 566,953 warrants at prices ranging from $0.86 to $1.375. The Common Stock Equity Line warrants expire on December 31, 2004 and are only exercisable on a cashless basis. During fiscal year 1999, 52,173 warrants issued under the Common Stock Equity Line were exercised in exchange for 14,282 shares of the Company's common stock.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

         During fiscal year 1998, excluding the warrants granted to the Class C Stockholders (Note 9), the Company granted warrants to purchase 1,020,015 shares of the Company's common stock at prices ranging between $0.56 and $1.00 per share in conjunction with various financing arrangements. Of the 1,020,015 shares provided for purchase under the warrants granted in fiscal year 1998, 280,015 related to a private placement (Note 9), 240,000 related to the extension of payment terms on a payable to a contractor and working capital line (Note 6) and 500,000 related to the extension of a line of credit commitment with BTD. The line of credit commitment with BTD provided for borrowings of up to $2,000,000 under a line of credit that expired on May 31, 1998. In exchange for providing this commitment, even though the Company did not borrow under this arrangement, BTD received a warrant, expiring in March 2003, to purchase 500,000 shares of the Company's common stock at $1.00 per share. The value of the above warrants were treated as a cost of the offering or as interest expense, as applicable, in the accompanying consolidated financial statements. During fiscal year 1998, 20,000 warrants expired and 10,000 warrants were exercised.

         In conjunction with the conversion of Class C Stock, the Company issued the preferred shareholders warrants to purchase common shares at $.6554 per share and a warrant to the Placement Agent for the purchase of 1,200 shares of Class C Stock (Note 9). The Company estimated the difference between the grant price and the fair value of the placement agent warrants on the date of grant to be approximately $862,000 and has been treated as a cost of the offering in the accompanying consolidated financial statements.


11.      INCOME TAXES

         The provision for income taxes consists of the following:

                                                          1999              1998              1997
                                                     --------------    --------------    --------------
  Provision for income taxes at statutory rate       $  (6,628,000)    $  (4,020,000)    $  (11,282,000)
  Acquisition of in process research and
    development                                               -               44,000         10,047,000
  Permanent differences                                     21,000            22,000            105,000
  State income taxes, net of federal benefit              (585,000)         (683,000)          (995,000)
  Other                                                    318,000              -                  -
  Change in valuation allowance                          6,874,000         4,637,000          2,125,000
                                                     --------------    --------------    ---------------
  Provision                                          $        -        $        -        $         -
                                                     ==============    ==============    ================

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets at April 30, 1999 and 1998 are as follows:

                                                                            1999                     1998
                                                                     -----------------        -----------------
Net operating loss carryforwards                                     $     15,603,000         $     11,635,000
Stock-based compensation                                                      619,000                  477,000
General business and research and development credits                         118,000                   56,000
Deferred revenue                                                            1,110,000                     -
Accrued license note payable                                                1,221,000                     -
Accrued liabilities                                                           615,000                  244,000
                                                                     -----------------        -----------------

                                                                           19,286,000               12,412,000
Less valuation allowance                                                  (19,286,000)             (12,412,000)
                                                                     -----------------        -----------------

Net deferred taxes                                                   $           -            $           -
                                                                     =================        =================

         At April 30, 1999, the Company and its subsidiary have federal net operating loss carryforwards of $42,962,000 and tax credit carryforwards of $118,000. During fiscal year 1999, net operating loss carryforwards of $895,000 expired with the remaining net operating losses expiring through 2019. The net operating losses of $2,986,000 applicable to its subsidiary can only be offset against future income of its subsidiary. The tax credit carryforwards generally expire in 2008 and are available to offset future taxes of the Company or its subsidiary.

        Due to ownership changes in the Company's common stock, there will be limitations on the Company's ability to utilize its net operating loss carryforwards in the future. The impact of the restricted amount has not been calculated as of April 30, 1999.


12.      RELATED PARTY TRANSACTIONS

         Certain former stockholders and directors, through their separate businesses, have provided the Company with various legal, accounting and consulting services. There were no related party expenses incurred in fiscal year 1999. A summary of such professional fees for fiscal years 1998 and 1997 are as follows:

                                                      1998             1997

Professional fees paid                       $       213,000     $      282,000
Professional fees expensed                   $       163,000     $      266,000
Professional fees payable at April 30        $          -        $       50,000

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------


13.      BENEFIT PLAN

         During fiscal year 1997, the Company adopted a 401(k) benefit plan
(Plan) for all employees who are over age 21, work at least 24 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to a maximum of 15% of their compensation or $10,000. The Company made no matching contributions to the Plan for the fiscal year 1999, 1998 and 1997.


14.      SUBSEQUENT EVENTS


         Subsequent to April 30, 1999 and through June 15, 1999 the Company granted approximately 2,383,332 stock options to employees of the Company under the Company's 1996 Stock Option Plan at an exercise price of $1.06.

TECHNICLONE CORPORATION                                              SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1999
--------------------------------------------------------------------------------

                                                           BALANCE AT         CHARGED                        BALANCE
                                                           BEGINNING       TO COSTS AND                      AT END
                  DESCRIPTION                              OF PERIOD         EXPENSES       DEDUCTIONS      OF PERIOD
----------------------------------------------             ---------         --------       ----------      ---------
Lower of cost or market inventory reserve for
  the year ended April 30, 1997                            $  27,000        $  99,000       $ (80,000)       $ 46,000

Lower of cost or market inventory reserve for
  the year ended April 30, 1998                            $  46,000        $       -       $ (46,000)       $      -

Lower of cost or market inventory reserve for
  the year ended April 30, 1999                            $       -        $       -       $       -        $      -



Valuation reserve for other receivable for
  the year ended April 30, 1997                            $ 175,000        $       -       $        -       $ 175,000

Valuation reserve for other receivable for
  the year ended April 30, 1998                            $ 175,000        $       -       $        -       $ 175,000

Valuation reserve for other receivable for
  the year ended April 30, 1999                            $ 175,000        $  26,000       $        -       $ 201,000
