Form 10-Q
period 1999-07-31
TECHNICLONE CORP/DE/
filed 1999-09-10
CIK 704562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q



(Mark One)
[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                  JULY 31, 1999
                                       OR
[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________

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

                        78,355,183 shares of Common Stock
                              as of August 31, 1999

                             TECHNICLONE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 1999

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO TECHNICLONE CORPORATION, TECHNICLONE INTERNATIONAL CORPORATION, ITS FORMER SUBSIDIARY, CANCER BIOLOGICS INCORPORATED, WHICH WAS MERGED INTO THE COMPANY ON JULY 26, 1994 AND ITS WHOLLY-OWNED SUBSIDIARY PEREGRINE PHARMACEUTICALS, INC.


                                              PART I FINANCIAL INFORMATION

                                                                                                     PAGE
                A Cautionary Statement Regarding Forward-Looking Statements.................           3

   Item 1.      Our Financial Statements ...................................................           4
                Consolidated Balance Sheets at July 31, 1999 and April 30, 1999 ............           4
                Consolidated Statements of Operations for the three months ended July 31,
                1999 and 1998...............................................................           6
                Consolidated Statement of Stockholders' Equity for the three months ended
                July 31, 1999...............................................................           7
                Consolidated Statements of Cash Flows for the three months ended July 31,
                1999 and 1998...............................................................           8
                Notes to Consolidated Financial Statements .................................           10

   Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations ......................................................           15

                Company Overview ...........................................................           15

                Other Risk Factors of Our Company ..........................................           18

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk .................           28

                                                PART II OTHER INFORMATION

   Item 1.      Legal Proceedings...........................................................           28

   Item 2.      Changes in Securities and Use of Proceeds ..................................           28

   Item 3.      Defaults Upon Senior Securities ............................................           30

   Item 4.      Submission of Matters to a Vote of Security Holders ........................           30

   Item 5.      Other Information ..........................................................           30

   Item 6.      Exhibits and Reports on Form 8-K............................................           30

                          PART I FINANCIAL INFORMATION
                          ----------------------------


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

ITEM 1.      FINANCIAL STATEMENTS
-------      --------------------

TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1999 AND APRIL 30, 1999
---------------------------------------------------------------------------------------------------------------



                                                                                    JULY 31,         ARRIL 30,
                                                                                     1999              1999
                                                                                 -------------    -------------
                                                                                   UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                        $  1,632,000     $  2,385,000
Other receivables, net of allowance for doubtful accounts of
   $221,000 (July) and $201,000 (April)                                               303,000          279,000
Inventories                                                                            48,000           57,000
Prepaid expenses and other current assets                                             260,000          280,000
Covenant not-to-compete with former officer                                           155,000          213,000
                                                                                 -------------    -------------

         Total current assets                                                       2,398,000        3,214,000

PROPERTY:
Laboratory equipment                                                                2,170,000        2,098,000
Leasehold improvements                                                                 73,000           71,000
Furniture, fixtures and computer equipment                                            840,000          838,000
                                                                                 -------------    -------------

                                                                                    3,083,000        3,007,000
Less accumulated depreciation and amortization                                     (1,193,000)      (1,067,000)
                                                                                 -------------    -------------

Property, net                                                                       1,890,000        1,940,000

OTHER ASSETS:
Note receivable                                                                     1,851,000        1,863,000
Other, net                                                                            348,000          353,000
                                                                                 -------------    -------------

         Total other assets                                                         2,199,000        2,216,000
                                                                                 -------------    -------------

TOTAL ASSETS                                                                     $  6,487,000     $  7,370,000
                                                                                 =============    =============


TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1999 AND APRIL 30, 1999 (CONTINUED)
---------------------------------------------------------------------------------------------------------------



                                                                                   JULY 31,         APRIL 30,
                                                                                     1999             1999
                                                                                 -------------    -------------
                                                                                   UNAUDITED
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                                 $    969,000     $    898,000
Deferred license revenue                                                            3,000,000        3,000,000
Accrued clinical trial site fees                                                      628,000          691,000
Notes payable                                                                         103,000          106,000
Accrued legal and accounting fees                                                     177,000          314,000
Accrued royalties and license fees                                                    301,000          310,000
Due to former officers under severance agreements                                     397,000          329,000
Other current liabilities                                                             210,000          357,000
                                                                                 -------------    -------------

         Total current liabilities                                                  5,785,000        6,005,000

NOTES PAYABLE                                                                       3,472,000        3,498,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock- $.001 par value; authorized 5,000,000 shares:
    Class C convertible preferred stock, shares outstanding -
       91 shares (July 31, 1999); 121 shares (April 30, 1999);
       liquidation preference of $91,000 at July 31, 1999                                   -                -
Common stock-$.001 par value; authorized 120,000,000 shares;
    outstanding  - 76,369,778 shares (July 31, 1999); 73,372,205
    shares (April 30, 1999)                                                            76,000           73,000
Additional paid-in capital                                                         93,129,000       90,779,000
Accumulated deficit                                                               (95,668,000)     (92,678,000)
                                                                                 -------------    -------------
                                                                                   (2,463,000)      (1,826,000)
Less notes receivable from sale of common stock                                      (307,000)        (307,000)
                                                                                 -------------    -------------

    Total stockholders' deficit                                                    (2,770,000)      (2,133,000)
                                                                                 -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $  6,487,000     $  7,370,000
                                                                                 =============    =============

           See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------



                                                                                  THREE MONTHS ENDED JULY 31,

                                                                                     1999             1998
                                                                                 -------------    -------------

               COSTS AND EXPENSES:
               Research and development                                         $   1,984,000     $  1,851,000
               General and administrative                                             980,000        1,292,000
               Interest                                                                88,000          240,000
                                                                                 -------------    -------------
                    Total costs and expenses                                        3,052,000        3,383,000

               Interest and other income                                               63,000           77,000
                                                                                 -------------    -------------

               NET LOSS                                                          $ (2,989,000)    $ (3,306,000)
                                                                                 =============    =============

               Net loss before preferred stock accretion
                 and dividends                                                   $ (2,989,000)    $ (3,306,000)

               Preferred stock accretion and dividends:
                  Imputed dividends on
                    Class C Preferred Stock                                            (1,000)         (11,000)
                  Accretion of Class C Preferred
                    Stock discount                                                          -         (531,000)
                                                                                 -------------    -------------

               Net loss applicable to common stock                              $ (2,990,000)    $ (3,848,000)
                                                                                 =============    =============

               Weighted average shares outstanding                                 75,002,199       59,746,636
                                                                                 =============    =============

               BASIC AND DILUTED LOSS PER SHARE                                  $      (0.04)    $      (0.06)
                                                                                 =============    =============

           See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 1999 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------


                                                       PREFERRED STOCK                    COMMON STOCK
                                                   SHARES           AMOUNT          SHARES           AMOUNT
                                               -------------    -------------    -------------    -------------
BALANCES - April 30, 1999                               121     $          -       73,372,205     $     73,000

Accretion of Class C preferred stock
  dividends

Common stock issued upon conversion of
  Class C preferred stock                               (30)                           50,873

Common stock issued upon exercise of
  Class C warrants and Equity Line
   warrants                                                                            54,373

Common stock issued for cash upon
  exercise of stock options                                                           203,334

Common stock issued under the
  Equity Line for cash                                                              2,688,993            3,000

Stock-based compensation

Net loss
                                               -------------    -------------    -------------    -------------
BALANCES - July 31, 1999                                 91     $          -       76,369,778     $     76,000
                                               =============    =============    =============    =============

(CONTINUED)

                                                                                    NOTES
                                                 ADDITIONAL                       RECEIVABLE           NET
                                                  PAID-IN        ACCUMULATED     FROM SALE OF     STOCKHOLDERS'
                                                  CAPITAL          DEFICIT       COMMON STOCK        DEFICIT
                                               -------------    -------------    -------------    -------------

BALANCES - April 30, 1999                      $ 90,779,000     $(92,678,000)    $   (307,000)    $ (2,133,000)

Accretion of Class C preferred stock
  dividends                                                           (1,000)                           (1,000)

Common stock issued upon conversion of
  Class C preferred stock                                                                                    -

Common stock issued upon exercise of
  Class C warrants and Equity Line
   warrants                                          31,000                                             31,000

Common stock issued for cash upon
  exercise of stock options                         122,000                                            122,000

Common stock issued under the
  Equity Line for cash                            2,040,000                                          2,043,000

Stock-based compensation                            157,000                                            157,000

Net loss                                                          (2,989,000)                       (2,989,000)
                                               -------------    -------------    -------------    -------------
BALANCES - July 31, 1999                       $ 93,129,000     $(95,668,000)    $   (307,000)    $ (2,770,000)
                                               =============    =============    =============    =============

           See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------



                                                                                   THREE MONTHS ENDED JULY 31,
                                                                                     1999              1998
                                                                                 -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (2,989,000)    $ (3,306,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     126,000          244,000
    Stock-based compensation and common stock issued for interest,
      services and under severance agreements                                         157,000          334,000
    Severance expense                                                                 126,000          234,000
Changes in operating assets and liabilities:
  Other  receivables                                                                  (23,000)           6,000
  Inventories, net                                                                      9,000          (19,000)
  Prepaid expenses and other current assets                                            20,000            4,000
  Other assets                                                                                          (6,000)
  Accounts payable and accrued legal and accounting fees                              (66,000)         212,000
  Accrued clinical trial site fees                                                    (63,000)
  Accrued royalties and license termination fees                                       (9,000)         (12,000)
  Other accrued expenses and current liabilities                                     (147,000)         350,000
                                                                                 -------------    -------------

         Net cash used in operating activities                                     (2,859,000)      (1,959,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                                                 (76,000)        (166,000)
Decrease in other assets                                                               16,000            5,000
                                                                                 -------------    -------------

         Net cash used in investing activities                                        (60,000)        (161,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                              2,196,000        5,244,000
Proceeds from issuance of Class C Preferred Stock                                           -          530,000
Principal payments on notes payable                                                   (29,000)        (529,000)
Payment of Class C preferred stock dividends                                           (1,000)          (4,000)
                                                                                 -------------    -------------

         Net cash provided by financing activities                                  2,166,000        5,241,000
                                                                                 -------------    -------------


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998 (UNAUDITED) (CONTINUED)
---------------------------------------------------------------------------------------------------------------



                                                                                   THREE MONTHS ENDED JULY 31,
                                                                                     1999              1998
                                                                                 -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             $   (753,000)    $  3,121,000

CASH AND CASH EQUIVALENTS,
   beginning of period                                                              2,385,000        1,736,000
                                                                                 -------------    -------------

CASH AND CASH EQUIVALENTS,
   end of period                                                                 $  1,632,000     $  4,857,000
                                                                                 =============    =============

SUPPLEMENTAL INFORMATION:

Interest paid                                                                    $     88,000     $     51,000
                                                                                 =============    =============

           See accompanying notes to consolidated financial statements

       TECHNICLONE CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED JULY 31, 1999 (UNAUDITED)
       -------------------------------------------------------------------------

         1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1999 and during the first three months of fiscal 2000 and has an accumulated deficit of $95,668,000 at July 31, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                  The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company plans to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with another company. There can be no assurances that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of the Company's product candidates. The Company's future success is dependent upon raising additional money to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations.

                   At July 31, 1999, the Company had cash and cash equivalents of $1,632,000. During August 1999, the Company exercised its Put option and received gross proceeds of $1,250,000 in exchange for 1,718,750 shares of common stock, including commission shares, pursuant to a Regulation D Common Stock Equity Line Subscription Agreement the (the "Equity Line Agreement") (Note 2). The Company believes it has sufficient cash on hand at August 31, 1999 and available pursuant to the Equity Line Agreement (assuming only one future quarterly draw of $2,250,000) to meet its obligations on a timely basis through November 1999. Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs.

                   The Company's ability to access funds under the Equity Line Agreement is subject to the satisfaction of certain conditions and the failure to satisfy these conditions may limit or preclude the Company's ability to access such funds, which could adversely affect the Company's business, immediate liquidity, financial position and results of operations unless additional financing sources are available (Note
         2).

       TECHNICLONE CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED JULY 31, 1999 (UNAUDITED) (CONTINUED)
       -------------------------------------------------------------------------

                    The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at July 31, 1999, and the consolidated results of its operations and its consolidated cash flows for the three month periods ended July 31, 1999 and 1998. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, filed with the Securities and Exchange Commission on July 28, 1999.

                   Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

                   INVENTORIES. Inventories consist of raw materials and supplies and are stated at the lower of first-in, first-out cost or market.

                   RECLASSIFICATION. Certain reclassifications were made to the prior period balances to conform them to the current period presentation.

                   NET LOSS PER SHARE. Net loss per share is calculated by adding the net loss for the three month period to the Preferred Stock dividends and Preferred Stock issuance discount accretion on the Class C Preferred Stock during the three month period divided by the weighted average number of shares of common stock outstanding during the three month period. Shares issuable upon the exercise of common stock warrants and options have been excluded from the per share calculation for the three month period ended July 31, 1999 and 1998 because their effect is antidilutive. Accretion of the Class C Preferred Stock dividends and issue discount amounted to $1,000 and $542,000 for the quarter ended July 31, 1999 and 1998, respectively.

                  RECENT ACCOUNTING PRONOUNCEMENTS. Effective May 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the three months ended July 31, 1999 and 1998, the Company did not have any components of comprehensive income as defined in SFAS No. 130.

                  The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" on May 1, 1998. SFAS No. 131 established standards of reporting by publicly held businesses and disclosures of information about operating segments in annual financial

       TECHNICLONE CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED JULY 31, 1999 (UNAUDITED) (CONTINUED)
       -------------------------------------------------------------------------

         statements, and to a lesser extent, in interim financial reports issued to stockholders. The adoption of SFAS No. 131 had no impact on the Company's consolidated financial statements as the Company operates in one industry segment engaged in the research, development and commercialization of targeted cancer therapeutics.

                  During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the Company beginning May 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company has not determined the impact on the consolidated financial statements, if any, upon adopting SFAS No. 133.

         2.       STOCKHOLDERS' EQUITY

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

                  The Equity Line provided for immediate funding of $3,500,000 in exchange for 2,749,090 shares of common stock, including commission shares. One-half of this amount, or $1,750,000, is subject to adjustment at three months after the effective date of the registration statement registering these shares with the second half subject to adjustment six months after such effective date of the registration of these shares. At each adjustment date, if the market price at the three or six month period ("Adjustment Price") is less than the initial price paid for the common stock, the Company will be required to issue additional shares of its common stock equal to the difference between the amount of shares actually issued and the amount of shares which would have been issued if the purchase price had been the Adjustment Price. On July 15, 1999, the Company issued 179,485 shares of common stock covering the final six-month adjustment date.

       TECHNICLONE CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED JULY 31, 1999 (UNAUDITED) (CONTINUED)
       -------------------------------------------------------------------------

                  Future Puts under the Equity Line are priced at a discount equal to the greater of $0.20 or 17.5% off the lowest closing per share bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors.

                  At the time of each Put, the investors will be issued warrants, exercisable only on a cashless basis and expiring on December 31, 2004, to purchase up to 10% of the amount of common stock issued to the investor at the same price as the purchase of the shares sold in the Put. During the quarter ended July 31, 1999, the Company issued 250,948 warrants under the Equity Line at an exercise price ranging from $0.61 to $1.24. Also during the quarter ended July 31, 1999, the Company issued 6,411 shares of common stock upon the cashless exercise of 20,172 Equity Line warrants.

                  In addition, during the quarter ended July 31, 1999, the Company received gross proceeds of $2,250,000 in exchange for 2,509,508 shares of common stock, including commission shares, under the Equity Line Agreement.

                  If the Company does not exercise the full amount of its Put rights, then the Company will issue Commitment Warrants on the first, second, and third anniversary of the Equity Line. The number of Commitment Warrants to be issued on each anniversary date will be equal to ten percent (10%) of the quotient of the difference of $6,666,666, $13,333,333 and $20,000,000 (Commitment Amounts), respectively, less the actual cumulative total dollar amount of Puts which have been exercised by the Company prior to such anniversary date divided by the market price of the Company's common stock. On June 24, 1999, the first anniversary date of the agreement, the Company issued Commitment Warrants to purchase up to 17,721 shares of the Company's common stock at $1.50 per share, exercisable on a cashless basis only.

       TECHNICLONE CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED JULY 31, 1999 (UNAUDITED) (CONTINUED)
       -------------------------------------------------------------------------

         3.       CONTINGENCY

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

         4.       SUBSEQUENT EVENTS

                   On August 4, 1999, the Company entered into a revised license agreement with Northwestern University for the licensing of Oncolym(R). Under the revised terms, the Company's royalty rate payable to Northwestern University was reduced from 6% of net sales to 3% of net sales generated in the United States including Guam and Puerto Rico. The royalty rate was further reduced to 1.5% of net sales if there is a generic form of the licensed product sold in such territory. In addition, in all other territories, the royalty rate was reduced to 1.5% of net sales and further reduced to 1% of net sales if there is a generic form of the licensed product sold in such territory. The term of the revised license agreement had been reduced from 20 years from the first commercial sale to a fixed date ending in February 2009.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS
             -----------------------------------


             GOING CONCERN. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we experienced losses in fiscal 1999 and during the first three months of fiscal 2000 and we have an accumulated deficit at July 31, 1999 of $95,668,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

             We must raise additional funds to sustain research and development, provide for future clinical trials and continue our operations until we are able to achieve profitability based on revenue from the sale and/or licensing of our products. We plan to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with another company. There can be no assurance that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations.

             Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs. The Company believes that it has sufficient cash on hand and available pursuant to the financing commitments under the Equity Line of Credit (assuming only one future quarterly draw of $2,250,000) to meet its obligations on a timely basis through November 1999. Our ability to access funds under the Equity Line Agreement is subject to the satisfaction of certain conditions and the failure to satisfy these conditions may limit or preclude the Company's ability to access such funds, which could adversely affect the our business, immediate liquidity, financial position and results of operations unless additional financing sources are available.

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

             A Phase II clinical trial of our Tumor Necrosis Therapy agent (called Cotara(TM)) for the treatment of malignant glioma (brain cancer) is currently being conducted at The Medical University of South Carolina, University of California at Los Angeles, Temple University, University of Utah-Salt Lake City and Carolina Neurosurgery & Spine Association, with three additional clinical trial sites at various stages of contract negotiation. In addition, our Tumor Necrosis Therapy agent is being used in an equivalent Phase I clinical trial for the treatment of pancreatic, prostrate and liver cancers at a clinical trial site in Mexico City. We are collaborating with outside scientists for preclinical studies on Vasopermeation Enhancement Agents and on Vascular Targeting Agents.

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

             RESULTS OF OPERATIONS. The Company's net loss of $2,989,000, before preferred stock discount accretion and dividends, for the quarter ended July 31, 1999 represents a decrease in net loss of $317,000 in comparison to the net loss of $3,306,000 for the prior year quarter ended July 31, 1998. This decrease in the net loss for the quarter ended July 31, 1999 is due to a decrease in total costs and expenses of $331,000 offset by a decrease in interest and other income of $14,000.

             The Company's total costs and expenses decreased $331,000 during the three months ended July 31, 1999 compared to the three months ended July 31, 1998 due to a decrease in general and administrative expenses of $312,000 and a decrease in interest expense of $152,000 offset by an increase in research and development expenses of $133,000, in comparison to the three months ended July 31, 1998.

             The increase in research and development expenses of $133,000 during the three months ended July 31, 1999 compared to the same period in the prior year is primarily due to increased research fees from MDS Nordion associated with the development of a commercial radiolabeling facility. In addition, during the quarter ended July 31, 1999, the Company incurred increased building lease expense related to the sale and subsequent leaseback of the Company's facilities in December 1998 partially offset by a corresponding decrease in depreciation expense on the related building. Also during the current quarter, the Company incurred increased costs associated with the equivalent Phase I study in Mexico City for the treatment of pancreatic, liver, and prostate cancers using Cotara(TM). This was offset by a decrease in the Oncolym(R) clinical trial fees as Schering A.G., Germany is paying for 80% of the clinical trial expenses as defined in the agreement. In addition, Schering A.G., Germany is analyzing the results of the current Phase II trial and during such time, no new enrollment of patients is being made under the current trial, further lowering the clinical trial costs for the current quarter.

             The decrease in general and administrative expenses of $312,000 during the quarter ended July 31, 1999 compared to the quarter ended July 31, 1998 resulted primarily from a decrease in severance expenses associated with the Company's former Chief Executive Officer combined with a decrease in consulting fees.

             The decrease in interest expense of $152,000 for the three months ended July 31, 1999 compared to the same period in the prior year is primarily due to a decrease in interest charges related to construction costs incurred in the prior year quarter related to manufacturing facility enhancements combined with a decrease in mortgage interest in the current quarter as the mortgages were paid in full as part of sale of the facilities in December 1998. Such decrease was partially offset by an increase in interest charges on a $3,300,000 note payable to Biotechnology Development Ltd. related to the buyback of the Oncolym(R) rights in March 1999.

             The decrease in interest and other income of $14,000 during the three months ended July 31, 1999 compared to the same period in the prior year is primarily due to a decrease in rental income as one of the Company's sub-tenants had completed their lease term in March 1999. The Company does not expect to generate product sales for at least the next year.

             Management believes that research and development costs will increase as the Company continues to expand its clinical trial activities and increases production and radiolabeling capabilities for its TNT and Oncolym(R) antibodies.

             LIQUIDITY AND CAPITAL RESOURCES. At July 31, 1999, we had $1,632,000 in cash and cash equivalents and a working capital deficit of $3,387,000. We experienced losses in fiscal 1999 and during the first three months of fiscal 2000 and had an accumulated deficit of approximately $95,668,000 at July 31, 1999. During August 1999, the Company exercised its Put option and received gross proceeds of $1,250,000 in exchange for 1,718,750 shares of common stock, including commission shares, pursuant to a Regulation D Common Stock Equity Line Subscription Agreement the (the "Equity Line Agreement"). The Company believes it has sufficient cash on hand at August 31, 1999 and available pursuant to the Equity Line Agreement (assuming only one future quarterly draw of $2,250,000) to meet its obligations on a timely basis through November 1999. Management believes that additional capital must be raised to support the Company's continued operations and other short-term cash needs.

             Our ability to access funds under the Equity Line Agreement is subject to the satisfaction of certain conditions and the failure to satisfy these conditions may limit or preclude our ability to access such funds, which could adversely affect the our business, immediate liquidity, financial position and results of operations unless additional financing sources are available.

             We have significant commitments to expend additional funds for preclinical development, clinical trials, radiolabeling contracts, license contracts, severance arrangements and consulting. We expect operating expenditures related to clinical trials to increase in the future as our clinical trial activity increases and scale-up for clinical trial production continues. We have experienced negative cash flows from operations since our inception and we expect the negative cash flow from operations to continue for the foreseeable future. We expect that the monthly negative cash flow will continue for at least the next year as a result of increased activities in connection with the Phase II clinical trials of Cotara(TM) and the equivalent Phase I clinical trials of Cotara(TM) in Mexico and the development costs associated with Vasopermeation Enhancement Agents ("VEAs") and Vascular Targeting Agents ("VTAs"). We believe that it will be necessary for us to raise additional capital to sustain research and development and provide for future clinical trials. Additional funds must be raised to continue our operations until we are able to generate sufficient additional revenue from the sale and/or licensing of our products. There can be no assurance that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient capital will be raised to complete the research and development of our product candidates.

             COMMITMENTS. At July 31, 1999, we had no material capital commitments, although we have significant obligations, most of which are contingent, for payments to licensors for its technologies and in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha Therapeutic Corporation ("Alpha").

                        OTHER RISK FACTORS OF OUR COMPANY

    IF WE CANNOT OBTAIN ADDITIONAL FUNDING, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED.

             At July 31, 1999, we had $1,632,000 in cash and cash equivalents. We have expended, and will continue to expend, substantial funds on the development of our product candidates and for clinical trials. As a result, we have had negative cash flows from operations since inception and expect the negative cash flows from operations to continue for the foreseeable future. We currently have commitments to expend additional funds for antibody and radioactive isotope combination services, clinical trials, product development contracts, license contracts, severance arrangements, employment agreements, consulting agreements, and for the repurchase of marketing rights to certain product technology. We expect operating expenditures related to clinical trials to increase in the future as clinical trial activity increases and expansion for clinical trial production continues. We also expect that the monthly negative cash flows will continue. We will require additional funding to sustain our research and development efforts, provide for future clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations until we are able to generate sufficient revenue from the sale and/or licensing of our products.

             During June 1998, we secured access to $20,000,000 under a Common Stock Equity Line (Equity Line) with two institutional investors. The Equity Line expires in June 2001. Under the terms of the Equity Line, we may, in our sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of our common stock for up to $20,000,000 upon the effective registration of the Put shares. Up to $2,250,000 of Puts, unless an increase is otherwise agreed to, can be made every quarter, subject to the satisfaction of certain conditions, including share issuance volume limitations identical to the share resale limitations set forth in Rule 144(e). In addition, if the closing bid price of our common stock falls below $1.00 during the ten trading days prior to the call date, then the amount of Puts will be limited to 15% of what would otherwise be available. If the closing bid price of the Company's common stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. As of August 31, 1999, we had $10,750,000 available for future Puts under the Equity Line.

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

             Without obtaining additional financing or completing a licensing transaction, we believe that we have sufficient cash on hand as of August 31, 1999 and available pursuant to the Equity Line mentioned above, assuming we make one additional quarterly draw of $2,250,000, to meet our obligations on a timely basis through November, 1999.

    WE HAVE HAD SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

             We have experienced significant losses since inception. As of July 31, 1999, our accumulated deficit was approximately $95,668,000. We expect to incur significant additional operating losses in the future and expect cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials, and expansion of manufacturing and product commercialization capabilities. We also expect losses to fluctuate substantially from quarter to quarter. All of our products are currently in development, preclinical studies or clinical trials, and no revenues have been generated from commercial product sales. To achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate significant product revenues for at least the next year. There can be no guarantee that we will ever generate product revenues sufficient to become profitable or to sustain profitability.

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

    OUR DEPENDENCY ON A LIMITED NUMBER OF SUPPLIERS MAY NEGATIVELY IMPACT OUR ABILITY TO COMPLETE CLINICAL TRIALS AND MARKET OUR PRODUCTS.

             We currently procure, and intend in the future to procure, our antibody radioactive isotope combination services ("radiolabeling") under negotiated contracts with two domestic entities, one Canadian entity and one European entity. We cannot guarantee that these suppliers will be able to qualify their facilities or label and supply antibody in a timely manner, if at all. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a commercial company for commercial antibody manufacturing and radioactive isotope combination services. We are presently in discussions with a few companies to provide commercial antibody manufacturing and radioactive isotope combination services. We also currently rely on, and expect in the future to rely on, our current suppliers for all or a significant portion of the raw material requirements for our antibody products. Antibody that has been combined with a radioactive isotope cannot be stockpiled against future shortages. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials and to market our products, if approved.

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

    THE LIQUIDITY OF OUR COMMON STOCK WILL BE ADVERSELY AFFECTED IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ SMALLCAP MARKET.

             The Common Stock is presently traded on The Nasdaq SmallCap Market. To maintain inclusion on The Nasdaq SmallCap Market, we must continue to have either net tangible assets of at least $2,000,000, market capitalization of at least $35,000,000, or net income (in either our latest fiscal year or in two of our last three fiscal years) of at least $500,000. In addition, we must meet other requirements, including, but not limited to, having a public float of at least 500,000 shares and $1,000,000, a minimum closing bid price of $1.00 per share of Common Stock (without falling below this minimum bid price for a period of 30 consecutive trading days), at least two market makers and at least 300 stockholders, each holding at least

    100 shares of Common Stock. At various times, we have failed to maintain a $1.00 minimum closing bid price for extended periods of time and our stock may periodically fall below the minimum $1.00 closing bid price for extended periods of time in the future. If we fail to meet the minimum closing bid price of $1.00 for a period of 30 consecutive trading days, we will be notified by The Nasdaq Stock Market and will then have a period of 90 calendar days from such notification to achieve compliance with the applicable standard by meeting the minimum closing bid price requirement for at least 10 consecutive trading days during such 90 day period. We cannot guarantee that we will be able to maintain these requirements in the future. If we fail to meet any of The Nasdaq SmallCap Market listing requirements, the market value of the Common Stock could fall and holders of Common Stock would likely find it more difficult to dispose of the Common Stock. In addition, if the minimum closing bid price of the Common Stock is not at least $1.00 per share for 10 consecutive trading days before we make a call for proceeds under our Regulation D Common Stock Equity Line Subscription Agreement with two institutional investors or if the Common Stock ceases to be included on The Nasdaq SmallCap Market, we would have limited or no access to funds under the Regulation D Common Stock Equity Line Subscription Agreement. Moreover, should the market price of the Common Stock fall significantly, we would be required to issue to the two institutional investors a much greater number of shares than we would otherwise if the market price were stable or rising, which could cause the market price of the Common Stock to fall further and faster. In addition, we and broker-dealers effecting transactions in the Common Stock may become subject to additional disclosure and reporting requirements applicable to low-priced securities, which may reduce the level of trading activity in the secondary market for the Common Stock and limit or prevent investors from readily selling their shares of Common Stock.

    THE SALE OF SUBSTANTIAL SHARES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

             As of August 31, 1999, we had approximately 78,355,000 shares of Common Stock outstanding. We are also obligated to issue up to an additional approximately 191,000 shares of Common Stock upon conversion of 91 outstanding shares of our 5% Adjustable Convertible Class C Preferred Stock and exercise of related warrants. Under our Regulation D Common Stock Equity Line Subscription Agreement with two institutional investors, we may issue up to an additional approximately 16,259,000 shares of Common Stock (assuming a market price of our common stock of $1.00 per share), at our sole option, from time to time, in exchange for an aggregate purchase price of $10,750,000, which includes warrants equal to 10% of the shares of Common Stock issued under such agreement, which must be exercised on a cashless basis only. In addition, an additional approximately 16,050,000 shares of Common Stock are issuable upon exercise of outstanding stock options and other warrants at an average exercise price of $1.79. The conversion rate applicable to our Class C Preferred Stock and the purchase price for the shares of Common Stock and warrants to be issued under the Regulation D Common Stock Equity Line Subscription Agreement are at a significant discount to the market price of the Common Stock. The sale and issuance of these shares of Common Stock, as well as subsequent sales of shares of Common Stock in the open market, may cause the market price of the Common Stock to fall and might impair our ability to raise additional capital through sales of equity or equity-related securities, whether under the Regulation D Common Stock Equity Line Subscription Agreement or otherwise.

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

    WE MAY NOT BE ABLE TO COMPETE WITH OUR COMPETITORS IN THE BIOTECHNOLOGY INDUSTRY.

             The biotechnology industry is intensely competitive. It is also subject to rapid change and sensitive to new product introductions or enhancements. We expect to continue to experience significant and increasing levels of competition in the future. Virtually all of our existing competitors have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. Two of our competitors, IDEC Pharmaceuticals Corporation and Coulter Pharmaceuticals, Inc., each has a lymphoma antibody that may compete with our direct tumor targeting agent product, Oncolym(R). IDEC Pharmaceuticals Corporation is currently marketing its lymphoma product for low grade non-Hodgkin's lymphoma and we believe that Coulter Pharmaceuticals, Inc. will be marketing its respective lymphoma product prior to the time our Oncolym(R) product will be submitted to the United States Food and Drug Administration for marketing approval. Coulter Pharmaceuticals, Inc. has also announced that it intends to conduct clinical trials of its antibody treatment for intermediate and/or high-grade non-Hodgkin's lymphomas. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to our technologies and products. Some or all of these companies may also have greater financial and technical resources than we have. Accordingly, we cannot assure you that we will be able to compete successfully with our existing and future competitors or that competition will not negatively affect our financial position or results of operations in the future.

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

    OUR PRODUCTS, IF APPROVED, MAY NOT BE COMMERCIALLY VIABLE DUE TO HEALTH CARE REFORM AND THIRD-PARTY REIMBURSEMENT LIMITATIONS.

             Recent initiatives to reduce the federal deficit and to reform health care delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to drive reductions of health care costs. Any such changes could negatively impact the commercial viability of our products, if approved. Our ability to successfully commercialize our product candidates, if and when they are approved, will depend in part on the extent to which appropriate reimbursement codes and authorized cost reimbursement levels of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations. In the absence of national Medicare coverage determination, local contractors that administer the Medicare program, within certain guidelines, can make their own coverage decisions. Accordingly, there can be no assurance that any of our product candidates, if approved and when commercially available, will be included within the then, current Medicare coverage determination or the coverage determination of state Medicaid programs, private insurance companies and other health care providers. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. The trend toward managed health care and the growth of health maintenance organizations in the United States may all result in lower prices for our products, if approved and when commercially available, than we currently expect. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could negatively affect our financial performance, if and when one or more of our products are approved and available for commercial use.

    OUR MANUFACTURING AND USE OF HAZARDOUS AND RADIOACTIVE MATERIALS MAY RESULT IN OUR LIABILITY FOR DAMAGES, INCREASED COSTS AND INTERRUPTION OF ANTIBODY SUPPLIES.

             The manufacturing and use of our products require the handling and disposal of the radioactive isotope I131. We currently rely on, and intend in the future to rely on, our current contract manufacturers to combine antibodies with radioactive I131 isotope in our products and to comply with various local, state, national or international regulations regarding the handling and use of radioactive materials. Violation of these regulations by these companies or a clinical trial site could significantly delay completion of the trials. Violations of safety regulations could occur with these manufacturers, so there is also a risk of accidental contamination or injury. Accordingly, we could be held liable for any damages that result from an accident, contamination or injury caused by the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations. In addition, we may incur substantial costs to comply with environmental regulations. In the event of any noncompliance or accident, the supply of antibodies for use in clinical trials or commercial products could also be interrupted.

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

    OUR BUSINESS MAY BE ADVERSELY EFFECTED IF OUR COMPUTER SYSTEMS AND THE COMPUTER SYSTEMS OF OUR SUPPLIERS ARE NOT YEAR 2000 COMPLIANT.

             We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex. The issue is whether computer systems will properly recognize date-sensitive information in the year 2000 due to the fact that the programming in most computer systems use a two digit year value, which value will rollover to "00" as of January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We have identified substantially all of our information technology ("IT") and non-IT systems, including major hardware and software platforms in use and we have modified and upgraded our hardware, software of IT and non-IT systems to be year 2000 compliant. We do not presently believe that the year 2000 problem will pose significant operational problems for our internal computer systems or have a negative effect on our operations. However, we cannot assure you that any year 2000 compliance problems of our suppliers will not negatively affect our operations. Because uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, we intend to continue to make efforts to ensure that third parties with whom we have relationships are year 2000 compliant. We have not incurred significant costs to date associated with year 2000 compliance and presently believe estimated future costs will not be material. However, actual results could differ materially from our expectations due to unanticipated technological difficulties or project delays. If any third parties upon which we rely are unable to address the year 2000 issue in a timely manner, although we are uncertain as to our worst case consequences, it could have an adverse impact on our operations, including delaying our clinical trial programs. In order to minimize this risk, we have developed a contingency plan, the implementation of which should be completed by November 1999, and we intend to devote all resources required to attempt to resolve any significant year 2000 problems in a timely manner.

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    -------  ----------------------------------------------------------

             A significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations due to the amount of cash on hand at July 31, 1999, which consists of highly liquid investments, and as the Company's debt instruments have fixed interest rates and terms.


                            PART II OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS.
    -------  ------------------

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

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
    -------  ------------------------------------------

             The following is a summary of transactions by the Company during the quarterly period commencing on May 1, 1999 and ending on July 31, 1999 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

             On or about June 16, 1999, the Company issued to one unaffiliated investor an aggregate of 98,835 shares of the Company's Common Stock upon conversion of 30 outstanding shares of the Company's 5% Adjustable Convertible Class C Preferred Stock (the "Class C Stock") and upon the exercise of outstanding warrants to purchase 47,962 shares of Common Stock for total consideration of $31,435. Upon conversion of the 30 shares of Class C Stock, the Company issued warrants to such investor to purchase up to an aggregate of 12,718 shares of the Company's Common Stock at an exercise price of $0.6554 per share, which warrants were exercised and included in the total 47,962 warrants.

             On various dates during the quarter ended July 31, 1999, the Company issued an aggregate of 2,509,508 shares of the Company's common Stock to the two institutional investors and the placement agent under the Equity Line, for an aggregate purchase price of $2,250,000, pursuant to an Equity Line draw and also issued warrants to the two institutional investors and placement agent to purchase up to 250,948 shares of Common Stock, which warrants are immediately exercisable on a cashless basis only and expire on December 31, 2004.

             The following table provides specific information with respect to securities of Techniclone sold (Put) to the two institutional investors and the placement agent under the Equity Line during the quarter ended July 31, 1999:

                                              Shares of common     Shares subject to         Shares of           Shares subject
                                             stock issued to the    warrants issued         common stock           to warrants
                                               Institutional             to the             issued to the         issued to the
                               Amount            Investors           Institutional         Placement Agent          Placement
           Date                Funded                                  Investors                                      Agent
--------------------- --------------------- --------------------- --------------------- --------------------- ---------------------
 May 10, 1999         $            337,500           551,020 (1)            55,101 (2)                55,102              5,510 (2)
 June 2, 1999         $            337,500           457,626 (3)            45,762 (4)                45,762              4,576 (4)
 June 24, 1999        $          1,575,000         1,272,726 (5)           127,272 (6)               127,272             12,727 (6)
 ----------------------
 (1)        Purchase price of $0.6125 per share.                           (4)        Exercise price of $0.7375 per share.
 (2)        Exercise price of $0.6125 per share.                           (5)        Purchase price of $1.2375 per share.
 (3)        Purchase price of $0.7375 per share.                           (6)        Exercise price of $1.2375 per share.

             On July 15, 1999, the Company issued an aggregate of 179,485 shares of the Company's Common Stock to the two institutional investors and placement agent under the Equity Line, for no monetary consideration, as an adjustment to the purchase price of one-half of the initial shares sold to the two institutional investors in June 1998, pursuant to the terms of the Equity Line.

             On various dates during the quarter ended July 31, 1999, the Company issued an aggregate of 6,411 shares of the Company's Common Stock to one institutional investor upon the cashless exercise of 20,172 warrants issued under the Equity Line.

             Under the Equity Line, if the Company does not exercise the full amount of its Put rights, then the Company will issue Commitment Warrants on the first, second, and third anniversary of the Equity Line. The number of Commitment Warrants to be issued on each anniversary date will be equal to ten percent (10%) of the quotient of the difference of $6,666,666, $13,333,333 and $20,000,000 (Commitment Amounts), respectively, less the actual cumulative total dollar amount of Puts which have been exercised by the Company prior to such anniversary date divided by the market price of the Company's common stock. On June 24, 1999, the first anniversary date of the agreement, the Company issued Commitment Warrants to purchase up to 17,721 shares of the Company's common stock at $1.50 per share, exercisable on a cashless basis only.

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

                         10.57 Patent License Agreement dated October 8, 1998 between Registrant and the Board of Regents of the University of Texas System for patents related to Targeting the Vasculature of Solid Tumors (Vascular Targeting Agent patents).

                         10.58 Patent License Agreement dated October 8, 1998 between Registrant and the Board of Regents of the University of Texas System for patents related to the Coagulation of the Tumor Vasculature (Vascular Targeting Agent patents).

                         10.59 License Agreement between Northwestern University and Registrant dated August 4, 1999 covering the LYM-1 and LYM-2 antibodies (Oncolym(R)).

                         27         Financial Data Schedule.

                      (b)     Reports on Form 8-K:  None.

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TECHNICLONE CORPORATION



                                         By:   /s/ Steven  C. Burke
                                               ---------------------------------
                                               Chief Financial Officer (signed
                                               both as an officer duly
                                               authorized to sign on behalf of
                                               the Registrant and principal
                                               financial officer and chief
                                               accounting officer)