Form 10-Q
period 1999-10-31
TECHNICLONE CORP/DE/
filed 1999-12-15
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q


(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999
                                       OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from _______________ to _______________

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

                        81,215,305 shares of Common Stock
                       outstanding as of November 30, 1999

                             TECHNICLONE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE SECOND QUARTER ENDED OCTOBER 31, 1999

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO TECHNICLONE CORPORATION, TECHNICLONE INTERNATIONAL CORPORATION, ITS FORMER SUBSIDIARY, CANCER BIOLOGICS INCORPORATED, WHICH WAS MERGED INTO THE COMPANY IN JULY, 1994 AND ITS WHOLLY-OWNED SUBSIDIARY PEREGRINE PHARMACEUTICALS, INC., WHICH WAS ACQUIRED IN APRIL, 1997.


                                           PART I FINANCIAL INFORMATION                                     PAGE

             A Cautionary Statement Regarding Forward-Looking Statements................................       3

Item 1.      Financial Statements ......................................................................       4

             Consolidated Balance Sheets at October 31, 1999 and April 30, 1999 ........................       4

             Consolidated Statements of Operations for the three and six month periods ended October
             31, 1999 and 1998 .........................................................................       6

             Consolidated Statement of Stockholders' Equity for the six months ended October 31, 1999...       7

             Consolidated Statements of Cash Flows for the six months ended October 31, 1999 and 1998...       8

             Notes to Consolidated Financial Statements ................................................      10

Item 2.      Management's  Discussion and Analysis of Financial Condition and Results of Operations ....      16

             Company Overview ..........................................................................      17

             Other Risk Factors of Our Company .........................................................      20

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ................................      32


                                             PART II OTHER INFORMATION

Item 1.      Legal Proceedings..........................................................................      32

Item 2.      Changes in Securities and Use of Proceeds .................................................      32

Item 3.      Defaults Upon Senior Securities ...........................................................      33

Item 4.      Submission of Matters to a Vote of Security Holders .......................................      33

Item 5.      Other Information .........................................................................      33


Item 6.      Exhibits and Reports on Form 8-K...........................................................      34


                          PART I FINANCIAL INFORMATION
                          ----------------------------


         A CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS. Except for historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-Q, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved, as actual results may differ materially from those forward-looking statements as set forth in this Report. We will encounter competitive, technological, financial and business challenges which will make it more difficult than expected to continue to develop, market and manufacture our products. Our challenges may include, but are not limited to: competitive conditions within the industry, which may change adversely; the development of our products may not occur if demand for our products has weakened; the market may not accept our products; we may not be able to retain existing key management personnel; our forecasts may not accurately anticipate market demand; and there may be other material adverse changes in our operations or business. In addition, certain important factors affecting the forward-looking statements made herein include, but are not limited to, the risks and uncertainties associated with completing pre-clinical and clinical trials for our technologies; obtaining additional financing to support our operations; obtaining regulatory approval for our technologies; complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs and general economic conditions. Our assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our capital expenditure or other budgets, which may in turn affect our business, financial position and our results of operations.

ITEM 1.        FINANCIAL STATEMENTS
-------        --------------------


TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 1999 AND APRIL 30, 1999
-----------------------------------------------------------------------------------------------------------------------

                                                                                      OCTOBER 31,          APRIL 30,
                                                                                        1999                  1999
                                                                                   ----------------    ----------------
                                                                                      UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                          $       644,000     $     2,385,000
Other receivables, net of allowance for doubtful accounts of
   $362,000 (October) and $201,000 (April)                                                  57,000             279,000
Inventories                                                                                 62,000              57,000
Prepaid expenses and other current assets                                                  211,000             280,000
Covenant not-to-compete with former officer                                                 97,000             213,000
                                                                                   ----------------    ----------------

         Total current assets                                                            1,071,000           3,214,000

PROPERTY:
Laboratory equipment                                                                     2,250,000           2,098,000
Leasehold improvements                                                                      73,000              71,000
Furniture, fixtures and computer equipment                                                 869,000             838,000
                                                                                   ----------------    ----------------

                                                                                         3,192,000           3,007,000
Less accumulated depreciation and amortization                                          (1,322,000)         (1,067,000)
                                                                                   ----------------    ----------------

Property, net                                                                            1,870,000           1,940,000

OTHER ASSETS:
Note receivable, net of allowance for doubtful notes of
    $1,839,000 (October) and zero (April)                                                    -               1,863,000
Other, net                                                                                 148,000             353,000
                                                                                   ----------------    ----------------

         Total other assets                                                                148,000           2,216,000
                                                                                   ----------------    ----------------

TOTAL ASSETS                                                                       $     3,089,000     $     7,370,000
                                                                                   ================    ================


TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 1999 AND APRIL 30, 1999 (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------

                                                                                     OCTOBER 31,          APRIL 30,
                                                                                        1999                1999
                                                                                 -----------------    -----------------
                                                                                     UNAUDITED
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                                 $      1,339,000     $        898,000
Deferred license revenue                                                                3,000,000            3,000,000
Accrued clinical trial site fees                                                          669,000              691,000
Notes payable                                                                             106,000              106,000
Accrued legal and accounting fees                                                         264,000              314,000
Accrued royalties and license fees                                                        335,000              310,000
Due to former officers under severance agreements                                         464,000              329,000
Other current liabilities                                                                 130,000              357,000
                                                                                 -----------------    -----------------

         Total current liabilities                                                      6,307,000            6,005,000

NOTES PAYABLE                                                                           3,445,000            3,498,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock- $.001 par value; authorized 5,000,000 shares:
    Class C convertible preferred stock, shares outstanding -
       91 shares (October 31, 1999); 121 shares (April 30, 1999);
       liquidation preference of  $91,000 at October 31, 1999                              -                    -
Common stock-$.001 par value; authorized 150,000,000 shares;
    outstanding  - 79,470,939 shares (October 31, 1999);
    73,372,205 shares (April 30, 1999)                                                     79,000               73,000
Additional paid-in capital                                                             94,896,000           90,779,000
Accumulated deficit                                                                  (101,331,000)         (92,678,000)
                                                                                 -----------------    -----------------
                                                                                       (6,356,000)          (1,826,000)
Less notes receivable from sale of common stock                                          (307,000)            (307,000)
                                                                                 -----------------    -----------------

    Total stockholders' deficit                                                        (6,663,000)          (2,133,000)
                                                                                 -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $      3,089,000     $      7,370,000
                                                                                 =================    =================

           See accompanying notes to consolidated financial statements
--------------------------------------------------------------------------------


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                      ------------------------------------   ------------------------------------
                                         OCTOBER 31,          OCTOBER 31,        OCTOBER 31,         OCTOBER 31,
                                            1999                 1998              1999                1998
                                      ----------------    ----------------   ----------------    ----------------

COSTS AND EXPENSES:
Research and development              $     2,758,000     $     2,306,000    $     4,742,000     $     4,157,000
General and administrative                    990,000           1,186,000          1,970,000           2,478,000
Provision for uncollectable
  note receivable                           1,887,000              -               1,887,000              -
Interest                                       88,000              96,000            176,000             336,000
                                      ----------------    ----------------   ----------------    ----------------
     Total costs and expenses               5,723,000           3,588,000          8,775,000           6,971,000

Interest and other income                      61,000              84,000            124,000             161,000

NET LOSS                              $    (5,662,000)    $    (3,504,000)   $    (8,651,000)    $    (6,810,000)
                                      ================    ================   ================    ================
Net loss before preferred stock
accretion and dividends               $    (5,662,000)    $    (3,504,000)   $    (8,651,000)    $    (6,810,000)
Preferred stock accretion and
   dividends:

   Imputed dividends on Class C
     Preferred Stock                           (1,000)             -                  (2,000)            (11,000)

   Accretion of Class C Preferred
     Stock Discount                            -                   -                  -                 (531,000)
                                      ================    ================   ================    ================

Net Loss Applicable to Common Stock   $    (5,663,000)    $    (3,504,000)   $    (8,653,000)    $    (7,352,000)
                                      ================    ================   ================    ================


Weighted Average Shares Outstanding        78,245,795          66,440,756         76,632,859          63,093,696
                                      ================    ================   ================    ================


BASIC AND DILUTED LOSS PER SHARE      $         (0.07)    $         (0.05)   $         (0.11)    $         (0.12)
                                      ================    ================   ================    ================

           See accompanying notes to consolidated financial statements
--------------------------------------------------------------------------------

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           NOTES
                                                                             ADDITIONAL                  RECEIVABLE        NET
                                PREFERRED STOCK           COMMON STOCK        PAID-IN     ACCUMULATED   FROM SALE OF   STOCKHOLDERS'
                               SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL       DEFICIT     COMMON STOCK     DEFICIT
                               --------- --------- ------------- ---------- ------------- -------------- ------------- -------------

BALANCES - May 1, 1999              121  $      -    73,372,205  $  73,000  $ 90,779,000  $ (92,678,000) $   (307,000) $ (2,133,000)

Accretion of Class C preferred
  stock dividends                                                                                (2,000)                     (2,000)
Common stock issued upon
  conversion of Class C
  preferred stock                   (30)                 50,873                                                                 -
Common stock issued upon
  exercise of Class C warrants
  and Equity Line warrants                               67,398                   31,000                                     31,000
Common stock issued for cash
  upon exercise of stock
  options                                               548,584      1,000       329,000                                    330,000
Common stock issued under the
  Equity Line for cash                                5,431,879      5,000     3,451,000                                  3,456,000
Stock-based compensation                                                         306,000                                    306,000
Net loss                                                                                     (8,651,000)                 (8,651,000)
                               --------- --------- ------------- ---------- ------------- -------------- ------------- -------------
BALANCES - October 31, 1999          91  $      -    79,470,939  $  79,000  $ 94,896,000  $(101,331,000) $   (307,000) $ (6,663,000)
                               ========= ========= ============= ========== ============= ============== ============= =============

           See accompanying notes to consolidated financial statements
--------------------------------------------------------------------------------

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                                SIX MONTHS ENDED OCTOBER 31,
                                                                                1999                    1998
                                                                          ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $      (8,651,000)     $      (6,810,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for uncollectable note receivable                                   1,887,000                  -
    Depreciation and amortization                                                   251,000                511,000
    Stock-based compensation and common stock issued for
      interest, services and under severance agreements                             306,000                451,000
    Severance expense                                                               251,000                351,000
    Loss on disposal of assets                                                        -                      6,000
Changes in operating assets and liabilities:
  Other  receivables                                                                175,000                 20,000
  Inventories, net                                                                   (5,000)               (41,000)
  Prepaid expenses and other current assets                                          69,000                 50,000
  Other assets                                                                      205,000                  6,000
  Accounts payable and accrued legal and accounting fees                            391,000                434,000
  Accrued clinical trial site fees                                                  (22,000)               318,000
  Accrued royalties and license termination fees                                     25,000               (179,000)
  Other accrued expenses and current liabilities                                   (227,000)                78,000
                                                                          ------------------     ------------------

         Net cash used in operating activities                                   (5,345,000)            (4,805,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                                              (181,000)              (388,000)
Decrease in other assets                                                             23,000                  -
                                                                          ------------------     ------------------

         Net cash used in investing activities                                     (158,000)              (388,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                            3,817,000              6,952,000
Proceeds from issuance of Class C Preferred Stock                                     -                    530,000
Payment received on notes receivable from sale of common stock                        -                     27,000
Principal payments on notes payable                                                 (53,000)            (2,442,000)
Payment of Class C preferred stock dividends                                         (2,000)               (11,000)
                                                                          ------------------     ------------------

         Net cash provided by financing activities                                3,762,000              5,056,000
                                                                          ------------------     ------------------


     TECHNICLONE CORPORATION

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED) (CONTINUED)
-------------------------------------------------------------------------------------------------------------------


                                                                                SIX MONTHS ENDED OCTOBER 31,
                                                                                 1999                   1998
                                                                          ------------------     ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 $      (1,741,000)     $        (137,000)

CASH AND CASH EQUIVALENTS, beginning of period                                    2,385,000              1,736,000
                                                                          ------------------     ------------------

CASH AND CASH EQUIVALENTS, end of period                                  $         644,000      $       1,599,000
                                                                          ==================     ==================

SUPPLEMENTAL INFORMATION:
Interest paid                                                             $         176,000      $         100,000
                                                                          ==================     ==================

           See accompanying notes to consolidated financial statements
--------------------------------------------------------------------------------

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1999 and during the first six months of fiscal 2000 and has an accumulated deficit of $101,331,000 at October 31, 1999. In addition, as of October 31, 1999, the Company had cash and cash equivalents of $644,000, a working capital deficit of $5,236,000 and is operating at substantially reduced levels. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company plans to obtain required financing through one or more methods, including obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with another company. There can be no assurances that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of the Company's product candidates. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations. Currently, the Company does not have sufficient cash on hand to meet its obligations on a timely basis and is operating at significantly reduced levels. Management knows that additional capital must be raised in the near term to support the Company's continued operations and other short-term cash needs. If the Company does not raise additional cash by December 31, 1999, the Company may have to file for protection under the laws of bankruptcy and may have to adopt the liquidation basis of accounting.

         On November 19, 1999, the Company exercised its Put option and received gross proceeds of approximately $337,500 in exchange for 1,563,157 shares of Common Stock, including commission shares, pursuant to a Regulation D Common Stock Equity Line Subscription Agreement the (the "Equity Line Agreement"). The aforementioned Put option was made pursuant to a limited, one-time waiver by the institutional investors, whereby the investors reduced the minimum bid price requirement under the Equity Line Agreement from $0.50 per share during the ten trading days immediately prior to the closing date for such funding to $0.40 per share during such ten-day period. Under the original terms under the Equity Line Agreement, if the closing bid price of the Company's Common Stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. The Company believes it has sufficient cash on hand at November 30, 1999 to pay expenses at significantly reduced levels through December 31, 1999.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at October 31, 1999 and 1998, and the consolidated results of its operations and its consolidated cash flows for the six month periods ended October 31, 1999 and 1998. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, filed with the Securities and Exchange Commission on July 28, 1999.

         Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

         INVENTORIES. Inventories consist of raw materials and supplies and are stated at the lower of first-in, first-out cost or market.

         NOTE RECEIVABLE. During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company is in default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five(5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, the Company does not have sufficient cash on hand to meet its obligations on a timely basis and is operating at significantly reduced levels. If the Company does not raise additional cash by December 31, 1999, the Company may have to file for protection under the laws of bankruptcy and may have to adopt the liquidation basis of accounting. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company has established a 100% provision for the note receivable in the amount of $1,887,000 as of October 31, 1999.

         RECLASSIFICATION. Certain reclassifications were made to the prior period balances to conform them to the current period presentation.

         NET LOSS PER SHARE. Net loss per share is calculated by adding the net loss for the three and six month periods to the Preferred Stock dividends and Preferred Stock issuance discount accretion on the Class C Preferred Stock during the three and six month periods divided by the weighted average number of shares of Common Stock outstanding during the same period. Shares issuable upon the exercise of common stock warrants and options have been excluded from the per share calculation for the three and six month period ended October 31, 1999 and 1998 because their effect is antidilutive.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         RECENT ACCOUNTING PRONOUNCEMENTS. Effective May 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the three and six month periods ended October 31, 1999 and 1998, the Company did not have any components of comprehensive income as defined in SFAS No. 130.

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

2. STOCKHOLDERS' EQUITY

         During June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line ("Equity Line") with two institutional investors, expiring in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's Common Stock for up to $20,000,000 upon the effective registration of the Put shares, which occurred on January 15, 1999. Unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to the share resale limitations set forth in Rule 144(e). In addition, if the Company's closing bid price falls below $1.00 on any day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's Common Stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. If the Company is able to access funds under the Equity Line, the Company had $10,075,000 available for future Puts.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

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

3. CONTINGENCY

         On March 18, 1999, the Company was served with notice of a lawsuit filed in Orange County Superior Court for the State of California (Superior Court) by a former employee alleging a single cause of action for wrongful termination. The Company believes this lawsuit is barred by a severance agreement and release signed by the former employee following his termination and the Company is vigorously defending the action. On September 13, 1999, the Superior Court granted Techniclone a Motion for Summary Judgement and the Company was not obligated for any damages. On November 12, 1999, a Notice of Entry of Judgement was filed by the Superior Court.

4. SUBSEQUENT EVENTS

         On November 3, 1999, three of the Company's five Board members, Larry
O. Bymaster, Rockell Hankin and Chairman Thomas R. Testman, resigned. The remaining directors appointed Mr. Eric Swartz and Mr. Carl Johnson as new Board members. Mr. Swartz is the Principal of a branch office of Dunwoody Brokerage Services, Inc., the placement agent under the Company's existing Common Stock Equity Line Agreement. Mr. Johnson is a securities counsel for Dunwoody. The Board appointed incumbent director William C. Shepherd to serve as Chairman of the Board. In addition, on the same day, Mr. Bymaster resigned from his position as President and Chief Executive Officer and Steven C. Burke resigned from this position as Chief Financial Officer and Corporate Secretary to pursue other personal and business interests. The Board appointed Dr. John N. Bonfiglio, Techniclone's Vice President of Technology and Business Development, as Interim President. On November 28, 1999, William C. Shepherd resigned as Chairman of the Board.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         On November 18, 1999, the Company entered into an agreement under the Equity Line Agreement pursuant to a limited, one-time waiver by the institutional investors, whereby the investors reduced the minimum bid price requirement under the Equity Line Agreement from $0.50 per share during the ten trading days immediately prior to the closing date for such funding to $0.40 per share during such ten-day period.

         On November 19, 1999, in consideration of a commitment by Swartz Private Equity, LLC to fund a $35,000,000 equity line financing over a three year term, the Company issued Swartz Private Equity, LLC a five-year warrant to purchase up to 750,000 shares of the Company's Common Stock at an initial exercise price of $0.46875 per share subject to reset provisions as defined in the agreement. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Private Equity, LLC.

         The Company has certain obligations under license agreements with various universities and institutions that have granted rights to us for the Vasopermeation Enhancement Agents (VEAs) technology and Vascular Targeting Agents (VTAs) technology. If the Company defaults under the terms of the license agreements, which includes, but is not limited to, filing for bankruptcy, not paying the minimum royalties, not paying patent legal fees and other amounts due under the agreements, then the license agreements would be terminated and the related technologies would revert back to the respective university or institution. On November 29, 1999, the Company received a notice from the University of Texas Southwestern Medical Center (the University) to terminate such license agreements for the non-payment of patent legal fees in the amount of approximately $117,000. If the Company is unable to make such payment by December 29, 1999, the Company would be in default under the agreements and certain rights to the VTA technology would revert back the University. The Company currently intends on making such payment by the December 29, 1999 deadline, although there can be no assurance that the Company will not default under the terms of the license agreements for future amounts due under the agreements and there can be no assurance that we will not be forced into filing for protection under the laws of bankruptcy.

         On November 29, 1999, the Company entered into a 90-day option agreement with a multinational pharmaceutical company to potentially license a specific use of the TNT technology for a nonrefundable $50,000 option fee.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         On December 1, 1999, the Company defaulted on its monthly interest payment of $27,500 to Biotechnology Development Ltd. on a $3,300,000 note payable. The note payable was issued to Biotechnology Development Ltd. upon the Company re-acquiring the Oncolym(R) distribution rights. The note payable bears simple interest at a rate of 10% per annum, payable monthly, and is due on March 1, 2001. The note is collateralized by all tangible assets of the Company, excluding tangible assets not located on the Company's Tustin, California premises and those assets previously pledged and held as collateral under separate agreements. Upon the Company defaulting on its interest payment, Biotechnology Development Ltd. may, at its option, declare the note payable of $3,300,000 to be immediately due and payable. The Company and Biotechnology Development Ltd. are currently in negotiations regarding a waiver of the default.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------        ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------


         GOING CONCERN. The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1999 and during the first six months of fiscal 2000 and has an accumulated deficit of $101,331,000 at October 31, 1999. In addition, as of October 31, 1999, the Company had cash and cash equivalents of $644,000, a working capital deficit of $5,236,000 and is operating at substantially reduced levels. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate sufficient additional revenue from the sale and/or licensing of its products. The Company plans to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with another company. There can be no assurances that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of the Company's product candidates. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations. Currently, the Company does not have sufficient cash on hand to meet its obligations on a timely basis and is operating at significantly reduced levels. Management knows that additional capital must be raised in the near term to support the Company's continued operations and other short-term cash needs. If the Company does not raise additional cash by December 31, 1999, the Company may have to file for protection under the laws of bankruptcy and may have to adopt the liquidation basis of accounting.

         On November 19, 1999, the Company exercised its Put option and received gross proceeds of approximately $337,500 in exchange for 1,563,157 shares of Common Stock, including commission shares, pursuant to a Regulation D Common Stock Equity Line Subscription Agreement the (the "Equity Line Agreement"). The aforementioned Put option was made pursuant to a limited, one-time waiver by the institutional investors, whereby the investors reduced the minimum bid price requirement under the Equity Line Agreement from $0.50 per share during the ten trading days immediately prior to the closing date for such funding to $0.40 per share during such ten-day period. Under the original terms under the Equity Line Agreement, if the closing bid price of the Company's Common Stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. The Company believes it has sufficient cash on hand at November 30, 1999 to pay expenses at significantly reduced levels through December 31, 1999.

         COMPANY OVERVIEW. Techniclone Corporation is a biopharmaceutical company engaged in the research, development and commercialization of targeted cancer therapeutics. We develop product candidates based primarily on our proprietary collateral (indirect) tumor targeting technologies for the treatment of solid tumors and a direct tumor-targeting agent for the treatment of refractory malignant lymphoma.

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

         A Phase II clinical trial of our Tumor Necrosis Therapy agent (called Cotara(TM)) for the treatment of malignant glioma (brain cancer) is currently being conducted at The Medical University of South Carolina, University of California at Los Angeles, Temple University, University of Utah-Salt Lake City and Carolina Neurosurgery & Spine Association. In addition, our Tumor Necrosis Therapy agent is being used in an equivalent Phase I clinical trial for the treatment of pancreatic, prostrate and liver cancers at a clinical trial site in Mexico City. We are collaborating with outside scientists for preclinical studies on Vasopermeation Enhancement Agents and on Vascular Targeting Agents.

         On March 8, 1999, we entered into a license agreement with Schering A.G., Germany, a major multinational pharmaceutical company, with respect to the development, manufacture and marketing of our direct tumor targeting agent candidate, Oncolym(R). At the time we entered into the license agreement with Schering A.G., Germany, Oncolym(R) was in a Phase II/III clinical trial for the treatment of non-Hodgkin's B-cell Lymphoma. Under the agreement, Schering A.G., Germany controls the clinical development program and funds 80% of the clinical trial costs. The current Phase II/III clinical trial has been stopped. Schering A.G., Germany has advised the Company that they anticipate starting a Phase II dosing trial for 18 patients under a new dosing regiment during the first quarter of 2000. As part of this Oncolym(R) agreement, Schering A.G., Germany and Techniclone entered into negotiations concerning the terms of a possible licensing transaction on the Vascular Targeting Agents technology. The Company and Schering A.G., Germany have suspended negotiations regarding the Vascular Targeting Agents technology and the Company is currently in discussions with other interested parties. We cannot be certain whether we will be successful in entering into a licensing transaction on the Vascular Targeting Agents technology on terms satisfactory to us, if at all.

         RESULTS OF OPERATIONS. The Company's net loss of $5,662,000, before preferred stock discount accretion and dividends, for the quarter ended October 31, 1999 represents an increase in net loss of $2,158,000 in comparison to the net loss of $3,504,000 for the prior year quarter ended October 31, 1998. This increase in the net loss for the quarter ended October 31, 1999 is due to a $2,135,000 increase in total costs and expenses combined with a decrease in interest and other income of $23,000. The Company's net loss of $8,651,000 for the six months ended October 31, 1999 represents an increase in net loss of $1,841,000 compared to a net loss of $6,810,000 for the six months ended October 31, 1998. The increased loss for the six months ended October 31, 1999 is due to a $1,804,000 increase in total costs and expenses combined with a $37,000 decrease in interest and other income.

         The Company's total costs and expenses increased $2,135,000 during the quarter ended October 31, 1999, in comparison to the same prior quarterly period ended October 31, 1998. This increase in total costs and expenses resulted primarily from a one-time charge to earnings of $1,887,000 during the quarter ended October 31, 1999 for the estimated provision for a note receivable that may not be collected if the Company defaults under its lease agreement. The future payments on the note receivable are contingent upon the Company's ability to pay its monthly lease obligation on a timely basis. In addition, the remaining increase in total costs and expenses during the quarter ended October 31, 1999 is due to an increase in research and development expenses of $452,000 offset by a decrease in general and administrative expenses of $196,000 and a decrease in interest expense of $8,000.

         The Company's total costs and expenses increased $1,804,000 for the six months ended October 31, 1999 compared to the same period in the prior year. This six month increase in expenses resulted primarily from the aforementioned one-time charge to earnings of $1,887,000 during the quarter ended October 31, 1999 for the estimated provision of an uncollectable note receivable combined with an increase in research and development expenses of $585,000. These amounts were offset by a decrease in general and administrative expenses of $508,000 and a decrease in interest expense of $160,000.

         The increase in research and development expenses of $452,000 and $585,000 during the quarter and six months ended October 31, 1999, respectively, primarily relates to increased research fees from MDS Nordion associated with the development of a commercial radiolabeling facility combined with an increase in patent legal fees associated with the Vascular Targeting Agent technology. In addition, during the quarter and six months ended October 31, 1999, the Company incurred increased building lease expense related to the sale and subsequent leaseback of the Company's facilities in December 1998 partially offset by a corresponding decrease in depreciation expense on the related building.

         The decrease in general and administrative expenses of $196,000 during the quarter ended October 31, 1999 compared to the quarter ended October 31, 1998 resulted primarily from a decrease in annual shareholder meeting costs due to less expensive mailing and printing arrangements combined with a decrease in legal fees. General and administrative expenses decreased approximately $508,000 for the six months ended October 31, 1999 compared to the same period in the prior year primarily due to the above mentioned decreases combined with a decrease in severance expenses associated with the Company's former Chief Executive Officer and a decrease in consulting fees and other general expenses.

         The decrease in interest expense of approximately $8,000 for the quarter ended October 31, 1999 compared to the same period in the prior year is primarily due to a decrease in mortgage interest expense on the Company's two facilities which were sold and subsequently leased back in December 1998 partially offset by an increase in interest charges on a $3,300,000 note payable to Biotechnology Development Ltd. related to the buyback of the Oncolym(R) rights in March 1999. Interest expense decreased $160,000 for six-month period ended October 31, 1999 compared to the same period in the prior year primarily due to interest charges on construction costs incurred in the prior year six month period related to manufacturing facility enhancements combined with mortgage interest on the Company's facilities, both of which were not incurred in the current six-month period. Such decrease was partially offset by an increase in interest charges on a $3,300,000 note payable to Biotechnology Development Ltd. related to the buyback of the Oncolym(R) rights in March 1999.

         The decrease in interest and other income of $23,000 and $37,000 during the three and six month periods ended October 31, 1999, respectively, compared to the same periods in the prior year is primarily due to a decrease in rental income as one of the Company's sub-tenants had completed their lease term in March 1999 and the other sub-tenant had completed their lease term in September 1999. The Company is currently seeking new sub-tenants. The Company does not expect to generate product sales for at least the next year.

         LIQUIDITY AND CAPITAL RESOURCES. The Company experienced losses in fiscal 1999 and during the first six months of fiscal 2000 and has an accumulated deficit of $101,331,000 at October 31, 1999. In addition, as of October 31, 1999, the Company had cash and cash equivalents of $644,000, a working capital deficit of $5,236,000 and is operating at substantially reduced levels. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         On November 19, 1999, the Company exercised its Put option and received gross proceeds of $337,500 in exchange for 1,563,157 shares of Common Stock, including commission shares, pursuant to a Regulation D Common Stock Equity Line Subscription Agreement the (the "Equity Line Agreement"). The aforementioned Put option was made pursuant to a limited, one-time waiver by the institutional investors, whereby the investors reduced the minimum bid price requirement under the Equity Line Agreement from $0.50 per share during the ten trading days immediately prior to the closing date for such funding to $0.40 per share during such ten-day period. Under the original terms of the Equity Line Agreement, if the closing bid price of the Company's Common Stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. The Company believes it has sufficient cash on hand at November 30, 1999 to pay expenses at significantly reduced levels through December 31, 1999. Management knows that additional capital must be raised in the near term to support the Company's continued operations and other short-term cash needs. If the Company does not raise additional cash by December 31, 1999, the Company may have to file for protection under the laws of bankruptcy and may have to adopt the liquidation basis of accounting. On the majority of trading days since October 19, 1999, the minimum closing bid price of the Company's Common Stock has fallen below $0.50 per share which would preclude the Company from additional Puts under the Equity Line. If the Company is able to meet the draw requirements under the Equity Line, the Company has $10,075,000 available for future Puts.

         We have significant commitments to expend additional funds for preclinical development, clinical trials, radiolabeling contracts, license contracts, severance arrangements and consulting. If we obtain the necessary funding, we expect operating expenditures related to clinical trials to increase in the future as our clinical trial activity increases and scale-up for clinical trial production continues. We have experienced negative cash flows from operations since our inception, and we expect the negative cash flow from operations to continue for the foreseeable future. We expect that the monthly negative cash flow will continue for at least the next year as a result of activities in connection with the Phase II clinical trials of Cotara(TM) and the equivalent Phase I clinical trials of Cotara(TM) in Mexico and the development costs associated with Vasopermeation Enhancement Agents ("VEAs") and Vascular Targeting Agents ("VTAs").

         There can be no assurance that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient capital will be raised to complete the research and development of our product candidates.

         COMMITMENTS. At October 31, 1999, we had no capital commitments, although we have significant obligations, most of which are contingent, for payments to licensors for technologies and in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha Therapeutic Corporation ("Alpha").


OTHER RISK FACTORS OF OUR COMPANY
---------------------------------

IF WE CANNOT OBTAIN ADDITIONAL FUNDING, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED AND WE MAY HAVE TO FILE FOR PROTECTION UNDER THE LAWS OF BANKRUPTCY.

         At October 31, 1999, we had $644,000 in cash and cash equivalents. We have expended substantial funds on the development of our product candidates and for clinical trials. As a result, we have had negative cash flows from operations since inception and expect the negative cash flows from operations to continue for the foreseeable future. We currently have commitments to expend additional funds for antibody and radioactive isotope combination services, clinical trials, product development contracts, license contracts, severance arrangements, employment agreements, consulting agreements, and for the repurchase of marketing rights to certain product technology. If we obtain the necessary funding, we expect operating expenditures related to clinical trials to increase in the future as clinical trial activity increases and expansion for clinical trial production continues. We also expect that the monthly negative cash flows will continue. We will require additional funding to sustain our research and development efforts, provide for future clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations until we are able to generate sufficient revenue from the sale and/or licensing of our products.

         During June 1998, we secured access to $20,000,000 under a Common Stock Equity Line (Equity Line) with two institutional investors. The Equity Line expires in June 2001. Under the terms of the Equity Line, we may, in our sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of our Common Stock for up to $20,000,000 upon the effective registration of the Put shares. Up to $2,250,000 of Puts, unless an increase is otherwise agreed to, can be made every quarter, subject to the satisfaction of certain conditions, including share issuance volume limitations identical to the share resale limitations set forth in Rule 144(e). In addition, if the closing bid price of our Common Stock falls below $1.00 during the ten trading days prior to the call date, then the amount of Puts will be limited to 15% of what would otherwise be available. If the closing bid price of the Company's Common Stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. The closing bid price of the Company's Common Stock has fallen below $0.50 on most trading days since October 19, 1999, and management is uncertain whether it will be able to make any additional Puts under the Equity Line. If we are able to meet all the draw requirements under the Equity Line, we had $10,075,000 available for future Puts.

         We must raise additional funds to sustain research and development, provide for future clinical trials and continue our operations until we are able to generate sufficient additional revenue from the sale and/or licensing of our products. We plan to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with another company. There can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates. Our continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain successful operations. Currently, we do not have sufficient cash on hand to meet our obligations on a timely basis and we are operating at significantly reduced levels. We know that additional capital must be raised in the near future to support our continued operations and other short-term cash needs. We believe that we have sufficient cash on hand as of November 30, 1999 to pay minimal expenses through December 31, 1999. If we do not raise additional cash by December 31, 1999, we may have to file for protection under the laws of bankruptcy and we may have to adopt the liquidation basis of accounting.

IF WE DEFAULT UNDER OUR LICENSE AGREEMENTS, THEN WE MAY LOSE CERTAIN TECHNOLOGIES UNDER DEVELOPMENT.

         We have certain obligations under license agreements with various universities and institutions that have granted rights to us for the Vasopermeation Enhancement Agents (VEAs) and Vascular Targeting Agents (VTAs) technologies. If we default under the terms of the license agreements, which defaults include, but are not limited to, filing for bankruptcy, not paying the minimum royalties, not paying patent legal fees and other amounts due under the agreements, then the license agreements would be terminated and the related technologies would revert back to the respective university or institution. On November 29, 1999, we received a notice from the University of Texas Southwestern Medical Center (the University) to terminate our license agreements for the non-payment of patent legal fees in the amount of approximately $117,000. If we are unable to make such payment by December 29, 1999, we would be in default under the agreements and certain rights to the VTA technology would revert back the University. We currently intend on making such payment by the December 29, 1999 deadline, although there can be no assurance that we will not default under the terms of the license agreements for future amounts due under the agreements and there can be no assurance that we will not be forced into filing for protection under the laws of bankruptcy. The loss of any technology would have a material adverse affect on our business and would negatively impact our financial performance.

WE HAVE HAD SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES IF FUNDING IS AVAILABLE.

         We have experienced significant losses since inception. As of October 31, 1999, our accumulated deficit was approximately $101,331,000. We expect to incur significant additional operating losses in the future if funding is available and we expect cumulative losses to continue due to ongoing research and development efforts, preclinical studies and clinical trials, and expansion of manufacturing and product commercialization capabilities. We also expect losses to fluctuate substantially from quarter to quarter. All of our products are currently in development, preclinical studies or clinical trials, and no revenues have been generated from commercial product sales. To achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate significant product revenues for at least the next year. There can be no guarantee that we will ever generate product revenues sufficient to become profitable or to sustain profitability.

PROBLEMS IN PRODUCT DEVELOPMENT MAY CAUSE OUR CASH DEPLETION RATE TO INCREASE.

         Our ability to obtain financing and to manage expenses and our cash depletion rate is key to the continued development of product candidates and the completion of ongoing clinical trials. Our cash depletion rate will vary substantially from quarter to quarter as we fund non-recurring items associated with clinical trials, product development, antibody manufacturing and facility expansion and scale-up, patent legal fees and various consulting fees. We have limited experience with clinical trials, and if we encounter unexpected difficulties with our operations or clinical trials, we may have to expend additional funds, which would increase our cash depletion rate.

OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY NOT BE SUCCESSFUL.

         Since inception, we have been engaged in the development of drugs and related therapies for the treatment of people with cancer. Our product candidates, which have not received regulatory approval, are generally in the early stages of development. If the initial results from any of the clinical trials are poor, those results will adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, product candidates resulting from our research and development efforts, if any, are not expected to be available commercially for at least the next year. Our products currently in clinical trials represent a departure from more commonly used methods for cancer treatment. These products, if approved, may experience under-utilization by doctors who are unfamiliar with their application in the treatment of cancer. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in most cases chemotherapy, rather than new alternative therapies. We or our marketing partner may be required to implement an aggressive education and promotion plan with doctors in order to gain market recognition, understanding and acceptance of our products. Market acceptance could also be affected by the availability of third-party reimbursement. Accordingly, we cannot guarantee that our product development efforts, including clinical trials, or commercialization efforts will be successful or that any of our products, if approved, can be successfully marketed.

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

OUR DEPENDENCY ON A LIMITED NUMBER OF SUPPLIERS MAY NEGATIVELY IMPACT OUR ABILITY TO COMPLETE CLINICAL TRIALS AND MARKET OUR PRODUCTS.

         We currently procure, and intend in the future to procure, our antibody radioactive isotope combination services ("radiolabeling") under negotiated contracts with two domestic entities, one Canadian entity and one European entity. We cannot guarantee that these suppliers will be able to qualify their facilities or label and supply antibody in a timely manner, if at all. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services. We also currently rely on, and expect in the future to rely on, our current suppliers for all or a significant portion of the raw material requirements for our antibody products. An antibody that has been combined with a radioactive isotope cannot be stockpiled against future shortages. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials and to market our products, if approved.

IF OUR RELATIONSHIP WITH SCHERING A.G., GERMANY TERMINATES, IT COULD ADVERSELY AFFECT OUR BUSINESS.

         In March 1999, we entered into a license agreement with Schering A.G., Germany for the worldwide development, marketing and distribution of our direct tumor targeting agent product candidate, Oncolym(R). Under the agreement, Schering A.G., Germany has assumed control of the clinical development program, regulatory approvals in the United States and all foreign countries and sales and marketing of this product candidate. Schering A.G., Germany may terminate the agreement under a number of circumstances as defined in the agreement, including thirty days' written notice given at any time prior to receiving regulatory approval. We are relying on Schering A.G., Germany to apply its expertise and know-how to the development, launch and sale of this product candidate. If Schering A.G., Germany decides to discontinue the development of this product candidate and terminates our license agreement, we may have to discontinue development, commercialization and clinical testing of this product candidate, which could negatively affect our operations and financial performance. In connection with our agreement with Schering A.G., Germany for Oncolym(R), Schering A.G., Germany had also agreed to discuss the development and commercialization of our Vascular Targeting Agent technology. These discussions regarding the Vascular Targeting Agent technology between us and Schering A.G., Germany have been suspended although the Company is currently in discussions with various other interested parties. We cannot guarantee that Schering A.G., Germany will devote the resources necessary to successfully develop and/or market any product candidate.

WE DO NOT HAVE A SALES FORCE TO MARKET OUR PRODUCTS.

         At the present time, we do not have a sales force to market any of our products, if and when they are approved. We intend to sell our products in the United States and internationally in collaboration with one or more marketing partners. If and when we receive approval from the United States Food and Drug Administration for our initial product candidates, the marketing of these products will be contingent upon our ability to either license or enter into a marketing agreement with a large company or our ability to recruit, develop, train and deploy our own sales force. We do not presently possess the resources or experience necessary to market any of our product candidates. Other than an agreement with Schering A.G., Germany with respect to the marketing of our direct tumor targeting agent product candidate, we presently have no agreements for the licensing or marketing of our product candidates, and we cannot assure that we will be able to enter into any such agreements in a timely manner or on commercially favorable terms, if at all. Development of an effective sales force requires significant financial resources, time and expertise. We cannot assure that we will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for our product candidates, if and when they are approved.

WE MAINTAIN ONLY LIMITED PRODUCT LIABILITY INSURANCE AND MAY BE EXPOSED TO CLAIMS IF OUR INSURANCE COVERAGE IS INSUFFICIENT.

         The manufacture and sale of human therapeutic products involves an inherent risk of product liability claims. We maintain only limited product liability insurance. We cannot assure that we will be able to maintain existing insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall could negatively impact our financial position and results of operations.

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

THE LIQUIDITY OF OUR COMMON STOCK WILL BE ADVERSELY AFFECTED IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ SMALLCAP MARKET.

         The Common Stock of the Company is presently traded on The Nasdaq SmallCap Market. To maintain inclusion on The Nasdaq SmallCap Market, we must continue to have either net tangible assets of at least $2,000,000, market capitalization of at least $35,000,000, or net income (in either our latest fiscal year or in two of our last three fiscal years) of at least $500,000. In addition, we must meet other requirements, including, but not limited to, having a public float of at least 500,000 shares and $1,000,000, a minimum closing bid price of $1.00 per share of Common Stock (without falling below this minimum bid price for a period of 30 consecutive trading days), at least two market makers and at least 300 stockholders, each holding at least 100 shares of Common Stock. At various times since October 19, 1999, we have failed to meet the $35,000,000 market capitalization requirement. In addition, since September 9, 1999, the closing bid price of our Common Stock has been less than $1.00 per share. The Company has been notified by The Nasdaq Stock Market that, if the Company cannot achieve compliance with the applicable standard by meeting the minimum closing bid price requirement for at least 10 consecutive trading days by January 27, 2000, the Company's Common Stock will be delisted at the opening of business on January 31, 2000. In addition, we could be delisted at any time by The Nasdaq SmallCap Market for not meeting the minimum market capitalization requirement. If we are delisted by the The Nasdaq SmallCap Market, the market value of the Common Stock could fall and holders of Common Stock would likely find it more difficult to dispose of the Common Stock.

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

THE SALE OF SUBSTANTIAL SHARES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         As of November 30, 1999, we had approximately 81,215,000 shares of Common Stock outstanding. We are also obligated to issue up to an additional approximately 171,000 shares of Common Stock upon conversion of 50 outstanding shares of our 5% Adjustable Convertible Class C Preferred Stock and the cash exercise of the related warrants (assuming a market price of our Common Stock of $0.50 per share). Moreover, an additional approximately 14,146,000 shares of Common Stock are issuable upon the exercise of outstanding options and other warrants at an average exercise price of $1.82.

         During June 1998, we secured access to $20,000,000 under a Common Stock Equity Line ("Equity Line") with two institutional investors, expiring in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's Common Stock for up to $20,000,000. Unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to the share resale limitations set forth in Rule 144(e). If the Company's closing bid price falls below $1.00 on any day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's Common Stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. If the Company is able to access funds under the Equity Line, the Company had $10,075,000 available for future Puts. Future Puts under the Equity Line are priced at a discount equal to the greater of $0.20 or 17.5% off the lowest closing per share bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors. At the time of each Put, the investors will be issued warrants, exercisable only on a cashless basis and expiring on December 31, 2004, to purchase up to 10% of the amount of Common Stock issued to the investor at the same price as the purchase of the shares sold in the Put. If we are able to draw upon the Equity Line, we may issue up to an additional approximately 40,636,000 shares of Common Stock (assuming a market price of our Common Stock of $0.50 per share) at our sole option, from time to time, in exchange for an aggregate purchase price of $10,075,000, which includes commission shares and warrants equal to 10% of the shares of Common Stock issued under such agreement, which must be exercised on a cashless basis only.

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

OUR HIGHLY VOLATILE STOCK PRICE AND TRADING VOLUME MAY ADVERSELY AFFECT THE LIQUIDITY OF THE COMMON STOCK.

         The market price of the Common Stock, and the market prices of securities of companies in the biotechnology industry generally, has been highly volatile and is likely to continue to be highly volatile. Also, the trading volume in the Common Stock has been highly volatile, ranging from as few as 44,000 shares per day to as many as 19 million shares per day over the past few years, and is likely to continue to be highly volatile. The market price of the Common Stock may be significantly impacted by many factors, including announcements of technological innovations or new commercial products by us or our competitors, disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors and regulatory developments and product safety concerns in both the United States and foreign countries. These and other external factors have caused and may continue to cause the market price and demand for the Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of the Common Stock.

WE MAY NOT BE ABLE TO COMPETE WITH OUR COMPETITORS IN THE BIOTECHNOLOGY
INDUSTRY.

         The biotechnology industry is intensely competitive. It is also subject to rapid change and sensitive to new product introductions or enhancements. We expect to continue to experience significant and increasing levels of competition in the future. Virtually all of our existing competitors have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. Two of our competitors, IDEC Pharmaceuticals Corporation and Coulter Pharmaceuticals, Inc., each has a lymphoma antibody that may compete with our direct tumor targeting agent product, Oncolym(R). IDEC Pharmaceuticals Corporation is currently marketing its lymphoma product for low grade non-Hodgkin's lymphoma and we believe that Coulter Pharmaceuticals, Inc. will be marketing its respective lymphoma product prior to the time our Oncolym(R) product will be submitted to the United States Food and Drug Administration for marketing approval. Coulter Pharmaceuticals, Inc. has also announced that it intends to conduct clinical trials of its antibody treatment for intermediate and/or high-grade non-Hodgkin's lymphomas. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to our technologies and products. Some or all of these companies may also have greater financial and technical resources than we have. Accordingly, we cannot assure that we will be able to compete successfully with our existing and future competitors or that competition will not negatively affect our financial position or results of operations in the future.

WE MAY NOT BE SUCCESSFUL IF WE ARE UNABLE TO OBTAIN AND MAINTAIN PATENTS AND LICENSES TO PATENTS.

         Our success depends, in large part, on our ability to obtain or maintain a proprietary position in our products through patents, trade secrets and orphan drug designations. We have been granted several United States patents and have submitted several United States patent applications and numerous corresponding foreign patent applications, and have also obtained licenses to patents or patent applications owned by other entities. However, we cannot assure that any of these patent applications will be granted or that our patent licensors will not terminate any of our patent licenses. We also cannot guarantee that any issued patents will provide competitive advantages for our products or that any issued patents will not be successfully challenged or circumvented by our competitors. Although we believe that our patents and our licensors' patents do not infringe on any third party's patents, we cannot be certain that we can avoid litigation involving such patents or other proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we may not have the necessary financial resources to defend or prosecute our rights in connection with any litigation. Responding to, defending or bringing claims related to patents and other intellectual property rights may require our management to redirect our human and monetary resources to address these claims and may take years to resolve.

OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED DUE TO DIFFICULTIES OR DELAYS IN CLINICAL TRIALS.

         We may encounter unanticipated problems, including development, manufacturing, distribution, financing and marketing difficulties, during the product development, approval and commercialization process. Our product candidates may take longer than anticipated to progress through clinical trials or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Delays in patient enrollment will result in increased costs and further delays. If we experience any such difficulties or delays, we may have to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates. Schering A.G., Germany has advised us that they have stopped the current Phase II/III clinical development program for our direct tumor targeting agent product candidate. The Company anticipates that Schering AG will initiate a new Phase II clinical study using a single dose in the first quarter of 2000. If Schering A.G., Germany decides to discontinue the development of this product candidate and terminates our license agreement for the worldwide development, distribution and marketing of this product candidate, we may have to discontinue development, commercialization and clinical testing of this product candidate.

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

OUR OPERATIONS AND FINANCIAL PERFORMANCE COULD BE NEGATIVELY AFFECTED IF WE CANNOT ATTRACT AND RETAIN KEY PERSONNEL.

         Our success is dependent, in part, upon a limited number of key executive officers and technical personnel remaining employed with us, including Dr. John N. Bonfiglio, our Interim President and Dr. Terrence Chew, our V.P. of Clinical and Regulatory Affairs. We also believe that our future success will depend largely upon our ability to attract and retain highly-skilled research and development and technical personnel. We face intense competition in our recruiting activities, including larger companies with greater resources. We do not know if we will be successful in attracting or retaining skilled personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could negatively affect our operations and financial performance.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF OUR COMPUTER SYSTEMS AND THE COMPUTER SYSTEMS OF OUR SUPPLIERS ARE NOT YEAR 2000 COMPLIANT.

         We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex. The issue is whether computer systems will properly recognize date-sensitive information in the year 2000 due to the fact that the programming in most computer systems uses a two digit year value, which value will rollover to "00" as of January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We have identified substantially all of our information technology ("IT") and non-IT systems, including major hardware and software platforms in use and we have modified and upgraded our hardware, software of IT and non-IT systems to be year 2000 compliant. We do not presently believe that the year 2000 problem will pose significant operational problems for our internal computer systems or have a negative affect on our operations. However, we cannot assure that any year 2000 compliance problems of our suppliers will not negatively affect our operations. Because uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, we intend to continue to make efforts to ensure that third parties with whom we have relationships are year 2000 compliant. We have not incurred significant costs to date associated with year 2000 compliance and presently believe estimated future costs will not be material. However, actual results could differ materially from our expectations due to unanticipated technological difficulties or project delays. If any third parties upon which we rely are unable to address the year 2000 issue in a timely manner, although we are uncertain as to our worst case consequences, it could have an adverse impact on our operations, including delaying our clinical trial programs. In order to minimize this risk, we have developed a contingency plan, and we intend to devote all resources required to attempt to resolve any significant year 2000 problems in a timely manner.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------      ----------------------------------------------------------

         A significant change in interest rates would not have a material adverse affect on the Company's financial position or results of operations due to the amount of cash on hand at October 31, 1999, which consists of highly liquid investments, and as the Company's debt instruments have fixed interest rates and terms.


                            PART II OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.
-------      ------------------

         On March 18, 1999, the Company was served with notice of a lawsuit filed in Orange County Superior Court for the State of California (Superior Court) by a former employee alleging a single cause of action for wrongful termination. The Company believes this lawsuit is barred by a severance agreement and release signed by the former employee following his termination and the Company is vigorously defending the action. On September 13, 1999, the Superior Court granted Techniclone a Motion for Summary Judgement and the Company was not obligated for any damages. On November 12, 1999, a Notice of Entry of Judgement was filed by the Superior Court.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------      ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period commencing on August 1, 1999 and ending on October 31, 1999 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         On various dates during the quarter ended October 31, 1999, the Company issued an aggregate of 2,742,886 shares of the Company's Common Stock to the two institutional investors and the placement agent under the Equity Line, for an aggregate purchase price of $1,587,500, pursuant to an Equity Line draw and also issued warrants to the two institutional investors and placement agent to purchase up to 274,287 shares of Common Stock, which warrants are immediately exercisable on a cashless basis only and expire on December 31, 2004.

         On various dates during the quarter ended October 31, 1999, the Company issued an aggregate of 13,025 shares of the Company's
Common Stock to one institutional investor upon the cashless exercise of 48,870 warrants issued under the Equity Line.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
-------     --------------------------------

         On December 1, 1999, the Company defaulted on its monthly interest payment of $27,500 to Biotechnology Development Ltd. on a $3,300,000 note payable. The note payable was issued to Biotechnology Development Ltd. upon the Company re-acquiring the Oncolym(R) distribution rights. The note payable bears simple interest at a rate of 10% per annum, payable monthly, and is due on March 1, 2001. The note is collateralized by all tangible assets of the Company, excluding tangible assets not located on the Company's Tustin, California premises and those assets previously pledged and held as collateral under separate agreements. Upon the Company defaulting on its interest payment, Biotechnology Development Ltd. may, at its option, declare the note payable of $3,300,000 to be immediately due and payable. The Company and Biotechnology Development Ltd. are currently in negotiations regarding a waiver of the default.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------     ----------------------------------------------------

         The Company held an annual meeting of stockholders' on October 20, 1999. The directors elected at the meeting were Larry O. Bymaster, Rockell N. Hankin, William C. Shepherd, Clive R. Taylor, M.D. Ph.D., and Thomas R. Testman. The following represent matters voted upon and the results of the voting:

                                                                 FOR              AGAINST OR WITHHELD
                                                          -------------------    ----------------------
            1) Election of Directors:
               Larry O. Bymaster                               59,616,200                5,273,156
               Rockell N. Hankin                               59,869,557                5,019,799
               William C. Shepherd                             60,592,832                4,296,524
               Clive R. Taylor, M.D. Ph.D.                     60,472,457                4,416,899
               Thomas R. Testman                               59,790,665                5,098,691


            2) To approve an amendment to the Company's
               Certificate of Incorporation to increase
               the authorized number of shares of Common
               Stock from 120,000,000 shares to
               150,000,000 shares.                             53,832,767               11,056,589

            3) To ratify the appointment of Ernst &
               Young LLP as independent auditors of the
               Company for the fiscal year ended April 30,
               1999 and for the fiscal year ending April
               30, 2000.                                       61,643,981                3,245,375

ITEM 5.     OTHER INFORMATION.   None.
-------     ------------------

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K.
-------     --------------------------------

            (a)     Exhibits:

            Exhibit Number            Description
            --------------            -----------

              10.60 Change in Control Agreement dated August 4, 1999 between Registrant and John N. Bonfiglio, V.P. of Technology and Business Development.

              10.61 Change in Control Agreement dated August 4, 1999 between Registrant and Larry O. Bymaster, President and Chief Executive Officer.

              10.62 Change in Control Agreement dated August 4, 1999 between Registrant and Steven C. Burke, Chief Financial Officer and Corporate Secretary.

              10.63 Change in Control Agreement dated September 27, 1999 between Registrant and Terrence Chew, V.P of Clinical and Regulatory Affairs.

              27            Financial Data Schedule.

            (b)      Reports on Form 8-K:

                     Current Report on Form 8-K as filed with the Commission on October 19, 1999 reporting the reduction of all operations other than clinical trials, including an approximate 50% reduction in the Company's workforce.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TECHNICLONE CORPORATION



                                      By:  /s/ John N. Bonfiglio
                                           -------------------------------------
                                           Interim President (signed both as
                                           an officer duly authorized to sign on
                                           behalf of the Registrant and chief
                                           accounting officer)