Form 10-K/A
period 1999-04-30
TECHNICLONE CORP/DE/
filed 2000-01-28
CIK 704562

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $98,114,000 as of July 15, 1999, based upon a closing price of $1.375 per share. Also, excludes 5,014,142 shares of Common Stock held by executive officers, directors, and shareholders whose ownership exceeds 5% of the Common Stock outstanding as of July 15, 1999.

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

                                      TECHNICLONE CORPORATION



Dated:  January 27, 2000              By: /s/ John N. Bonfiglio
                                          ------------------------------------
                                          John N. Bonfiglio, Interim President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Capacity                Date
---------                               --------                ----


/s/ Carlton Johnson                     Director                January 27, 2000
--------------------------------
Carlton Johnson


/s/ Edward Legere                       Director                January 27, 2000
--------------------------------
Edward Legere


/s/ Eric Swartz                         Director                January 27, 2000
--------------------------------
Eric Swartz


/s/ Clive R. Taylor, M.D., Ph.D.        Director                January 27, 2000
--------------------------------
Clive R. Taylor, M.D., Ph.D.