Form 10-Q
period 2000-01-31
TECHNICLONE CORP/DE/
filed 2000-03-16
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q


(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000
                                       OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from _______________ to _______________

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

                        89,676,960 shares of Common Stock
                         outstanding as of March 1, 2000

                             TECHNICLONE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THIRD QUARTER ENDED JANUARY 31, 2000

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


                        PART I FINANCIAL INFORMATION PAGE
   Item 1.  Financial Statements .......................................................        3

            Consolidated Balance Sheets at January 31, 2000 and April 30, 1999 .........        3

            Consolidated Statements of Operations for the three and nine month periods
            ended January 31, 2000 and 1999 ............................................        5


            Consolidated Statement of Stockholders' Equity for the nine months ended
            January 31, 2000............................................................        6


            Consolidated Statements of Cash Flows for the nine months ended January 31,
            2000 and 1999...............................................................        7

            Notes to Consolidated Financial Statements .................................        9


   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations .................................................................        16

            Company Overview ...........................................................        16

            Other Risk Factors of Our Company ..........................................        24


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................        27

                            PART II OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................................        27

   Item 2.  Changes in Securities and Use of Proceeds ..................................        27

   Item 3.  Defaults Upon Senior Securities ............................................        28

   Item 4.  Submission of Matters to a Vote of Security Holders ........................        28

   Item 5.  Other Information ..........................................................        28

   Item 6.  Exhibits and Reports on Form 8-K............................................        29

                          PART I FINANCIAL INFORMATION
                          ----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2000 AND APRIL 30, 1999
-----------------------------------------------------------------------------------------------------------

                                                                         JANUARY 31,           APRIL 30,
                                                                            2000                 1999
                                                                      -----------------     ---------------
                                                                          UNAUDITED
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $      2,671,000      $    2,385,000
Other receivables, net of allowance for doubtful accounts of
   $363,000 (2000) and $201,000 (1999)                                         127,000             279,000
Inventories                                                                     49,000              57,000
Prepaid expenses and other current assets                                      269,000             280,000
Covenant not-to-compete with former officer                                     39,000             213,000
                                                                      -----------------     ---------------

         Total current assets                                                3,155,000           3,214,000

PROPERTY:
Laboratory equipment                                                         2,250,000           2,098,000
Leasehold improvements                                                          73,000              71,000
Furniture, fixtures and computer equipment                                     869,000             838,000
                                                                      -----------------     ---------------
                                                                             3,192,000           3,007,000
Less accumulated depreciation and amortization                              (1,453,000)         (1,067,000)
                                                                      -----------------     ---------------
Property, net                                                                1,739,000           1,940,000

OTHER ASSETS:
Note receivable, net of allowance for doubtful note of
    $1,825,000 (2000) and zero (1999)                                                -           1,863,000
Other, net                                                                     147,000             353,000
                                                                      -----------------     ---------------

         Total other assets                                                    147,000           2,216,000
                                                                      -----------------     ---------------

TOTAL ASSETS                                                          $      5,041,000      $    7,370,000
                                                                      =================     ===============


TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2000 AND APRIL 30, 1999 (CONTINUED)
-----------------------------------------------------------------------------------------------------------
                                                                         JANUARY 31,           APRIL 30,
                                                                            2000                 1999
                                                                      -----------------     ---------------
                                                                          UNAUDITED
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                      $      1,537,000      $      898,000
Deferred license revenue                                                     3,000,000           3,000,000
Accrued clinical trial site fees                                               919,000             691,000
Notes payable                                                                  108,000             106,000
Accrued legal and accounting fees                                              192,000             314,000
Accrued royalties and license fees                                             368,000             310,000
Other current liabilities                                                      659,000             686,000
                                                                      -----------------     ---------------

         Total current liabilities                                           6,783,000           6,005,000

NOTES PAYABLE                                                                3,416,000           3,498,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock- $.001 par value; authorized 5,000,000 shares:
    Class C convertible preferred stock, shares outstanding -
       no shares (2000); 121 shares (1999)                                           -                   -
Common stock-$.001 par value; authorized 150,000,000 shares;
    outstanding  - 87,557,600 shares (2000); 73,372,205 shares
    (1999)                                                                      88,000              73,000
Additional paid-in capital                                                  98,884,000          90,779,000
Accumulated deficit                                                       (104,130,000)        (92,678,000)
                                                                      -----------------     ---------------
                                                                            (5,158,000)         (1,826,000)
Less notes receivable from sale of common stock                                      -            (307,000)
                                                                      -----------------     ---------------

    Total stockholders' deficit                                             (5,158,000)         (2,133,000)
                                                                      -----------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $      5,041,000      $    7,370,000
                                                                      =================     ===============

--------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED                            NINE MONTHS ENDED
                                      ----------------------------------------    ----------------------------------------
                                         JANUARY 31,            JANUARY 31,             JANUARY 31,         JANUARY 31,
                                            2000                   1999                    2000                 1999
                                      ------------------    ------------------    ------------------    ------------------
COSTS AND EXPENSES:
Research and development              $       1,786,000     $       2,223,000     $       6,528,000     $       6,380,000
General and administrative                    1,064,000             1,137,000             3,034,000             3,609,000
Loss on disposal of
   property (non-cash)                                -             1,171,000                     -             1,177,000
Provision for uncollectable
   note receivable (non-cash)                         -                     -             1,887,000                     -
Interest                                        103,000                33,000               279,000               369,000
                                      ------------------    ------------------    ------------------    ------------------
     Total costs and expenses                 2,953,000             4,564,000            11,728,000            11,535,000

Interest and other income                       154,000               129,000               278,000               290,000

NET LOSS                              $      (2,799,000)    $      (4,435,000)    $     (11,450,000)    $     (11,245,000)
                                      ==================    ==================    ==================    ==================
Net loss before preferred stock
   accretion and dividends            $      (2,799,000)    $      (4,435,000)    $     (11,450,000)    $     (11,245,000)
Preferred stock accretion and
   dividends:
   Imputed dividends on Class
     C Preferred Stock                                -                (3,000)               (2,000)              (14,000)
   Accretion of Class C
     Preferred Stock Discount                         -                     -                     -              (531,000)
                                      ------------------    ------------------    ------------------    ------------------
Net Loss Applicable to
   Common Stock                       $      (2,799,000)    $      (4,438,000)    $     (11,452,000)    $     (11,790,000)
                                      ==================    ==================    ==================    ==================

Weighted Average Shares
   Outstanding                               81,885,308            67,222,176            78,390,042            64,469,856
                                      ==================    ==================    ==================    ==================

BASIC AND DILUTED
   LOSS PER SHARE                     $           (0.03)    $           (0.07)    $           (0.15)    $           (0.18)
                                      ==================    ==================    ==================    ==================

--------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            NOTES
                                                                              ADDITIONAL                 RECEIVABLE         NET
                                   PREFERRED STOCK         COMMON STOCK         PAID-IN    ACCUMULATED   FROM SALE OF  STOCKHOLDERS'
                                  SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL      DEFICIT     COMMON STOCK     DEFICIT
                                 ---------------------------------------------------------------------------------------------------

BALANCES - May 1, 1999               121    $     -   73,372,205  $ 73,000  $ 90,779,000  $ (92,678,000)  $ (307,000)  $ (2,133,000)

Accretion of Class C preferred
  stock dividends                                                                                (2,000)                     (2,000)

Common stock issued upon
  conversion of Class C
  preferred stock                   (121)                312,807                                                                  -

Common stock issued upon
  exercise of Class C warrants
  and Equity Line warrants                               343,950     1,000        31,000                                     32,000

Common stock issued for cash
  upon exercise of stock
  options and other warrants                           2,550,351     3,000     2,152,000                                  2,155,000

Common stock issued under the
  Equity Line and Subscription
  Agreement for cash                                  10,115,789    10,000     4,463,000                                  4,473,000

Stock issued for services and
  under severance agreement                              862,498     1,000       686,000                                    687,000

Stock-based compensation                                                         773,000                                    773,000

Payments on notes receivable
  from sale of common stock                                                                                  307,000        307,000

Net loss                                                                                    (11,450,000)                (11,450,000)
                                 ---------------------------------------------------------------------------------------------------
BALANCES - January 31, 2000            -    $     -   87,557,600  $ 88,000  $ 98,884,000  $(104,130,000)  $        -   $ (5,158,000)
                                 ===================================================================================================

--------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                                                                NINE MONTHS ENDED JANUARY 31,
                                                                                  2000                 1999
                                                                           ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $     (11,450,000)  $     (11,245,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for uncollectable note receivable                                    1,887,000                   -
    Loss on disposal of assets                                                             -           1,177,000
    Depreciation and amortization                                                    386,000             738,000
    Stock-based compensation and common stock issued for
      interest, services and under severance agreements                            1,460,000             887,000
    Severance expense                                                                174,000             421,000
Changes in operating assets and liabilities:
  Other receivables                                                                   93,000               1,000
  Inventories, net                                                                     8,000             (58,000)
  Prepaid expenses and other current assets                                           11,000             (83,000)
  Other assets                                                                       206,000                   -
  Accounts payable and accrued legal and accounting fees                             517,000             (71,000)
  Accrued clinical trial site fees                                                   228,000             453,000
  Accrued royalties and license termination fees                                      58,000            (237,000)
  Other accrued expenses and current liabilities                                     (27,000)           (201,000)
                                                                           ------------------  ------------------

         Net cash used in operating activities                                    (6,449,000)         (8,218,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                                               (185,000)           (421,000)
Proceeds from the sale of property                                                         -           3,924,000
Other assets                                                                          35,000            (131,000)
                                                                           ------------------  ------------------

         Net cash (used in) provided by investing activities                        (150,000)          3,372,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                             6,660,000           6,959,000
Proceeds from issuance of Class C Preferred Stock                                          -             530,000
Payments received on notes receivable from sale of common
   stock                                                                             307,000              27,000
Proceeds from issuance of note payable                                                     -             200,000
Principal payments on notes payable                                                  (80,000)         (4,352,000)
Payment of Class C preferred stock dividends                                          (2,000)            (14,000)
                                                                           ------------------  ------------------

         Net cash provided by financing activities                                 6,885,000           3,350,000
                                                                           ------------------  ------------------


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED) (CONTINUED)
-----------------------------------------------------------------------------------------------------------------

                                                                                NINE MONTHS ENDED JANUARY 31,
                                                                                  2000                 1999
                                                                           ------------------  ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       $         286,000   $      (1,496,000)

CASH AND CASH EQUIVALENTS, beginning of period                                     2,385,000           1,736,000
                                                                           ------------------  ------------------

CASH AND CASH EQUIVALENTS, end of period                                   $       2,671,000   $         240,000
                                                                           ==================  ==================

SUPPLEMENTAL INFORMATION:
Interest paid                                                              $         213,000    $        148,000
                                                                           ==================  ==================

--------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited financial statements in this quarterly report have been prepared in accordance with the instructions to Form 10-Q under section 13 or 15(d) of the Securities Act of 1934. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, filed with the Securities and Exchange Commission on July 28, 1999.

         The unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company experienced losses in fiscal 1999 and during the first nine months of fiscal 2000 and has an accumulated deficit of $104,130,000 at January 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at January 31, 2000 and 1999, and the consolidated results of its operations and its consolidated cash flows for the nine month periods ended January 31, 2000 and 1999. Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

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

         The Company believes it has sufficient cash on hand, and combined with amounts available pursuant to the Equity Line Agreement (assuming aggregate future draws of $5,413,000) and anticipated amounts to be received from signed letters of intent to enter into collaboration agreements with SuperGen, Inc. and Oxigene, Inc., to meet its obligations on a timely basis through the first calendar quarter of 2001. The Company's ability to access funds under the Equity Line Agreement is subject to the satisfaction of certain conditions as further described in Note 3 to the accompanying financial statements. Each letter of intent provides for an exclusive period for the completion of a definitive agreement and will be subject to customary closing conditions. Although the Company believes it will enter into definitive agreements and will receive the related up-front payments under the terms as defined in the letters of intent, there can be no assurance that definitive agreements will be executed.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         RECLASSIFICATION. Certain reclassifications were made to the prior period balances to conform them to the current period presentation.

         INVENTORIES. Inventories consist of raw materials and supplies and are stated at the lower of first-in, first-out cost or market.

         NOTE RECEIVABLE. During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company is in default under the lease agreement, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company had made all payments under the lease agreement and had not defaulted under any terms of the lease agreement, the Company established a 100% provision for the note receivable in the amount of $1,887,000, which was recorded during the quarter ended October 31, 1999 due to the amount of cash on hand during December 1999. The Company will continue to adjust the estimated provision for the note receivable as payments are received. The Company has received all payments through March 1, 2000.

         NET LOSS PER SHARE. Net loss per share is calculated by adding the net loss for the three and nine month periods to the Preferred Stock dividends and Preferred Stock issuance discount accretion on the Class C Preferred Stock during the three and nine month periods divided by the weighted average number of shares of Common Stock outstanding during the same period. Shares issuable upon the exercise of common stock warrants and options have been excluded from the per share calculation for the three and nine month periods ended January 31, 2000 and 1999 because their effect is antidilutive.

         RECENT ACCOUNTING PRONOUNCEMENTS. Effective May 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the three and nine month periods ended January 31, 2000 and 1999, the Company did not have any components of comprehensive income as defined in SFAS No. 130.

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

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

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

2.       NOTES PAYABLE

         On December 1, 1999, the Company defaulted on its monthly interest payment of $27,500 to Biotechnology Development Ltd. on a $3,300,000 note payable and did not file a registration statement with the Securities and Exchange Commissions to register 1,523,809 shares of common stock and warrants to purchase up to 4,825,000 shares of common stock by December 8, 1999 due to the limited amount of cash on hand at that time. The note payable and shares of common stock were issued to Biotechnology Development Ltd. upon the Company re-acquiring certain Oncolym(R) distribution rights. The original note payable bore simple interest at a rate of 10% per annum, payable monthly, and is due on March 1, 2001. The note was collateralized by all tangible assets of the Company, excluding tangible assets not located on the Company's Tustin, California premises and those assets previously pledged and held as collateral under separate agreements. On December 29, 1999, the Company obtained a waiver from Biotechnology Development Ltd. for the deferral of interest payments for up to nine months and an extension of time to register 1,523,809 shares of common stock and warrants to purchase up to 4,825,000 shares of common stock until the Company's next registration statement filing. In exchange for this waiver, the Company agreed to (i) increase the rate of interest from 10% per annum to 12% per annum on the note payable of $3,300,000 effective December 1, 1999, (ii) replace the current collateral with the rights to the TNT technology (iii) extend the expiration date of 5,325,000 warrants to December 1, 2005 and (iv) only in the case of a merger, acquisition, or reverse stock split, re-price up to 5,325,000 warrants to an exercise price of $0.34 per share. Biotechnology Development Ltd. is a limited partnership controlled by Mr. Edward Legere, a member of the Board of Directors since December 29, 1999.

3.       STOCKHOLDERS' EQUITY

         During June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line ("Equity Line") with two institutional investors, expiring in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's Common Stock for up to $20,000,000. Under the Equity Line, $2,250,000 of Puts can be made every quarter, which amount may be increased up to $5,000,000 by mutual agreement between the Company and the institutional investors. If the Company's closing bid price falls below $1.00 on any day during the ten trading days prior to the Put, the Company's ability to

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available and if the closing bid price of the Company's Common Stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. As of March 1, 2000, the Company had $5,413,000 available for future Puts under the Equity Line.

         Future Puts under the Equity Line are priced at a discount equal to the greater of $0.20 or 17.5% off the lowest closing per share bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors.

         At the time of each Put, the institutional investors are issued warrants, exercisable only on a cashless basis and expiring on December 31, 2004, to purchase up to 10% of the amount of Common Stock issued to the investor at the same price as the purchase of the shares sold in the Put.

         Placement agent fees under each draw of the Equity Line are issued to Dunwoody Brokerage Services, Inc., which are equal to 10% of the common shares and warrants issued to the institutional investors plus an overall cash commission equal to 8% of the gross draw amount. Mr. Eric Swartz, a member of the Board of Directors, maintains a contractual right to 50% of the shares and warrants issued under the Equity Line in the name of Dunwoody Brokerage Services, Inc.

         To maintain the Company operations during a period of time when the Company's stock was trading around $0.50 per share, the Company issued 2,683,910 shares of common stock in exchange for gross proceeds of $675,000 under two separate draws under the Equity Line, which occurred during the quarter ended January 31, 2000. On one Equity Line draw, the Company obtained a limited, one-time waiver from the institutional investors, whereby the investors reduced the minimum bid price requirement under the Equity Line Agreement from $0.50 per share during the ten trading days immediately prior to the closing date for such funding to $0.40 per share during such ten-day period.

         On November 19, 1999, in consideration of a commitment by Swartz Private Equity, LLC to fund a $35,000,000 equity line financing over a three year term, the Company issued Swartz Private Equity, LLC a five-year warrant to purchase up to 750,000 shares of the Company's Common Stock at an initial exercise price of $0.46875 per share subject to reset provisions as defined in the agreement. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Private Equity, LLC.

         On December 29, 1999, Swartz Investments, LLC and Biotechnology Development Ltd. agreed to provide interim funding to the Company for up to $500,000 to continue the operations of the Company and to avoid the Company from filing for protection from its creditors. During this period of time, the closing stock price was $0.41 per share, the Company had minimal amount of cash

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

on hand, significant payables to vendors and patent attorneys, and the Company was near a time of being delisted from The NASDAQ Stock Market. On January 6, 2000, the Company entered into the final agreement, a Regulation D Subscription Agreement, whereby the Company received $500,000 in exchange for an aggregate of 2,000,000 shares of common stock and issued warrants to purchase up to 2,000,000 shares of common stock at $0.25 per share. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Investments, LLC. Biotechnology Development Ltd. is controlled by Mr. Edward Legere. Mr. Legere was appointed to the Board of Directors on December 29, 1999.

         During the quarter ended January 31, 2000, the Company issued 2,001,767 shares of common stock upon the exercise of outstanding options and warrants in exchange for gross proceeds of $1,825,000. There are no further options or warrants outstanding to previous officers, board members or other employees of the Company.

         During the quarter ended January 31, 2000, the Company issued 203,165 shares of common stock to various service vendors of the Company as payment of liabilities aggregating $311,000. The issuance of shares of common stock in exchange for services were recorded based on the more readily determinable value of the services received or the fair value of the common stock issued.

4.       STOCK OPTIONS

         During December 1999, the Company had a minimal amount of cash on hand and certain employees of the Company were deferring a percentage of their salary. In addition, the Company had significant payables to vendors and patent attorneys and the Company was near a time of being delisted from The NASDAQ Stock Market. Also, the Company was aware of numerous employees who had job opportunities with companies who had stronger financial resources. In order for the Company to continue, the Board of Directors felt it was imperative for the Company to maintain certain key employees who were familiar with the Company's technologies, clinical trials and business activities. Therefore, on December 22, 1999, the Board of Directors granted 4,170,000 options to various employees, consultants and two Board members at exercise prices ranging from $0.34 to $30.00 per share. The majority of the options granted will vest upon the achievement of Company milestones as defined by the Board of Directors. Key milestones as defined by the Board will be based on significant licensing transactions, financing activities, meeting key clinical trial milestones, and research and development activities. The options were granted to purchase shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

5.       LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

         On November 29, 1999, the Company entered into a 90-day option agreement with a multinational pharmaceutical company to potentially license a specific use of the TNT technology for a nonrefundable $50,000 option fee. The Company is in continued negotiations with the multinational pharmaceutical company. There can be no assurances that the Company will be successful in entering into such licensing transaction on terms that are mutually acceptable.

         On January 12, 2000, the Company signed a letter of intent to license a segment of its Vascular Targeting Agent (VTA) technology, specifically related to Vascular Endothelial Growth Factor (VEGF), with SuperGen, Inc. in exchange for an upfront payment and milestone payments aggregating approximately $8,000,000 plus a royalty on net sales. The transaction is subject to further medical, technical, business, financial and legal due diligence and will be subject to customary closing conditions. There can be no assurance that the Company will enter into a definitive agreement.

         On January 27, 2000, the Company executed its option agreement with the University of Texas Southwestern Medical Center, Dallas (University) to obtain an exclusive world-wide license for a novel anti-angiogenesis antibody named 2C3 and its derivatives. The antibody is an anti-VEGF (Vascular Endothelial Growth Factor) antibody with the ability to block the binding of a growth factor to receptors found on tumor vasculature, the effect is to inhibit tumor vessel growth. The license agreement is currently being drafted by the University.

         During February 2000, the Company entered into an exclusive worldwide licensing transaction with the University of Southern California for its Permeability Enhancing Protein (PEP) in exchange for an up-front payment plus milestone payments and a royalty on net sales. The PEP technology is a piece of the Company's Vasopermeability Enhancing (VEA) technology, which is designed to increase the uptake of chemotherapeutic agents into tumors. PEP is designed to be used in conjunction the VEA technology platform.

6.       CONTINGENCY

         On March 18, 1999, the Company was served with notice of a lawsuit filed in Orange County Superior Court for the State of California (Superior Court) by a former employee alleging a single cause of action for wrongful termination. The Company believes this lawsuit is barred by a severance agreement and release signed by the former employee following his termination and the Company is defending the action. On September 13, 1999, the Superior Court granted Techniclone a Motion for Summary Judgement and the Company was not obligated for any damages. On November 12, 1999, a Notice of Entry of Judgement was filed by the Superior Court. Subsequently, the former employee appealed the Summary Judgement. The Company will continue to defend the action.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

7.       SUBSEQUENT EVENTS

         During February 2000, the Company received gross proceeds of $4,325,000 in exchange for 1,596,255 shares of common stock under the Equity Line. Dunwoody Brokerage Services, Inc. was issued 145,114 shares of common stock and warrants to purchase up to 14,510 shares of common stock as placement agent fees under the Equity Line.

         In early March 2000, the Company signed a Letter of Intent to jointly develop and commercialize the Company's Vascular Targeting Agent (VTA) technology with Oxigene, Inc. Oxigene, Inc. will make available to the project its next generation of tubulin-binding compounds for use in combination with the VTA technology. The joint venture arrangement will include an upfront licensing fee and milestone payments to the Company as well as substantial funding of development expenses related to commercializing a VTA product by Oxigene, Inc. The Company and Oxigene, Inc. will also share royalties and certain fees generated by the joint venture. The letter of intent provides for an exclusive period for the completion of a definitive agreement. The transaction is subject to further medical, technical, business, financial and legal due diligence and will be subject to customary closing conditions. There can be no assurance that the Company will enter into a definitive agreement.

         Subsequent to January 31, 2000, the Company has made significant payments and reduced the amounts owed for accounts payable and other current liabilities. As of March 9, 2000, the Company reduced its accounts payable balance by $1,419,000 from $1,587,000 as of January 31, 2000 to approximately $168,000 as of March 9, 2000. In addition, accrued clinical trial site fees were reduced by $268,000 from $919,000 as of January 31, 2000 to approximately $651,000 as of March 9, 2000. The remaining clinical trial site fees will be paid by the Company once the clinical trial sites have submitted all necessary paperwork and supporting documentation. After the above payments were made, the Company had approximately $4,724,000 in cash and cash equivalents as of March 9, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, filed with the Securities and Exchange Commission on July 28, 1999 and Quarterly Reports on Form 10-Q for the quarters ended July 31, 1999 and October 31, 1999, filed with the Securities and Exchange Commission on September 10, 1999 and December 15, 1999, respectively.

         COMPANY OVERVIEW. Techniclone Corporation is a biopharmaceutical company engaged in the research, development and commercialization of targeted cancer therapeutics. We are developing product candidates based primarily on collateral (indirect) tumor targeting for the treatment of solid tumors. In addition, we are in collaboration with Schering A.G. to develop a direct tumor-targeting agent (Oncolym(R)) for the treatment of Non-Hodgkins Lymphoma
(NHL).

         Collateral targeting is a strategy that has been developed to take advantage of characteristics common to all solid tumors. These common tumor characteristics include all solid tumors in excess of 2mm in size which must develop a blood supply in order to continue growing. While all solid tumors in excess of 2mm in size do develop a blood supply, they do not develop an adequate blood supply. The lack of an adequate blood supply results in starvation and eventually death of tumor cells farthest from the tumor blood vessels. These dying and dead tumor cells are known as the necrotic core of the tumor. The inadequate formation of blood vessels to carry blood into and out of the tumor results in the build-up of pressure inside the tumor. This pressure build-up makes it difficult to deliver adequate amounts of cancer chemotherapeutics into the tumor and to the living tumor cells that are the target.

         The most clinically advanced of the Collateral Targeting Agents is known as Tumor Necrosis Therapy (TNT), which utilizes monoclonal antibodies (targeting molecules that bind to specific structures) that recognize markers found in the necrotic core of solid tumors. TNT antibodies are potentially capable of carrying a variety of agents including radiation, chemotherapeutic agents and cytokines to the interior of solid tumors. A Phase II clinical trial for a Tumor Necrosis Therapy agent (called Cotara(TM)) for the treatment of malignant glioma (brain cancer) is currently being conducted at The Medical University of South Carolina, Temple University, University of Utah-Salt Lake City and Carolina Neurosurgery & Spine Association. In addition, our Tumor Necrosis Therapy agent is being used in a Phase I equivalent clinical trial for the treatment of pancreatic, prostrate and liver cancers at a clinical trial site in Mexico City.

         The second type of Collateral Targeting Agents that we are developing are Vascular Targeting Agents (VTAs). VTAs utilize monoclonal antibodies that recognize markers found on tumor blood vessels. The monoclonal antibody carries an effector molecule that creates a blockage within the blood vessels that supply oxygen and nutrients to the tumor cells. Cutting off the blood supply to the tumor results in tumor cell death, potentially destroying the tumor. VTAs are currently in pre-clinical development in collaboration with researchers at the University of Texas Southwestern Medical Center at Dallas.

         The third type of Collateral Targeting Agents that Techniclone is currently developing are known as Vasopermeation Enhancement Agents (VEA). VEAs currently use the same targeting agent as TNT to deliver an agent that makes the blood vessels inside the tumor more leaky (permeable). The increased permeability of the tumor blood vessels makes it possible to deliver an increased concentration of killing agents into the tumor where it can potentially kill the living tumor cells. VTAs are currently in pre-clinical development in collaboration with researchers at the University of Southern California Medical Center.

         Techniclone has taken steps to protect its position in the field of Collateral Targeting Agents. Techniclone currently has exclusive rights to over 30 issued US and Foreign patents protecting various aspects of Collateral Targeting. In addition, Techniclone still has outstanding U.S. and foreign patent applications that will potentially provide further protection for its Collateral Targeting Agents. Techniclone is currently in pre-clinical or clinical development of three Collateral Targeting Agents for the treatment of solid tumors.

         On March 8, 1999, Techniclone entered into a license agreement with Schering A.G., a major multinational pharmaceutical company, with respect to the development, manufacture and marketing of its direct tumor targeting agent candidate, Oncolym(R). Under the agreement, Schering A.G. controls the clinical development program and funds 80% of the clinical trial costs. The current Phase II/III clinical trial has been stopped by Schering A.G. Schering A.G. has advised the Company that they currently anticipate starting a Phase I/II dosing trial for 18 patients under a new dosing regiment during the second calendar quarter of 2000.

         RECENT DEVELOPMENTS. The management team and the Board of Directors of Techniclone Corporation has changed dramatically since November 3, 1999. During November 1999, four of the Company's five Board members, Larry O. Bymaster, Rockell Hankin, William C. Shepherd and Thomas R. Testman, resigned. Mr. Eric Swartz and Mr. Carlton Johnson were appointed as new members of the Board. On December 29, 1999, the Board appointed Mr. Edward Legere to serve on the Board of Directors. Currently, the Board is comprised of the following four members:
Mr. Carlton Johnson, Mr. Edward Legere, Mr. Eric Swartz, and Mr. Clive Tayor, M.D. Also in November 1999, Mr. Bymaster resigned as President Chief Executive Officer and Mr. Steven C. Burke resigned as Chief Financial Officer and Corporate Secretary. The Board appointed Dr. John N. Bonfiglio, the Company's Vice President of Technology and Business Development, as Interim President. The Company is currently operating with approximately 15 employees compared to approximately 50 employees who were employed by the Company in October 1999.

         With the recent changes in management and the Board of Directors, the Company has adopted a new strategic business plan. During the quarter ended January 31, 2000, the Company's new management and Board of Directors conducted a thorough evaluation of the Company's business plans, operations and funding requirements. In the past five years, significant financial resources of the Company have been spent on GMP (Good Manufacturing Practices) manufacturing infrastructure, corporate facility improvements, staffing and other support activities. Based on our evaluation of the Company, management and the Board of Directors have implemented the following plan for the Company:

         CORPORATE STRUCTURE. The objective of the new management and Board of Directors is to focus the Company's resources almost exclusively on clinical trials, licensing and early product development. The Company's new plan started with the elimination of the in-house manufacturing activities, which reduced the level of support staff and fixed overhead costs that it had incurred in the past. The Company will also outsource various clinical trial activities, which will allow the Company to better predict and manage its costs on a project specific basis. The Company will continue to outsource its research efforts through its agreements with the University of Southern California and the University of Texas Southwestern Medical Center at Dallas. The Company has maintained a core group of employees that will plan, coordinate and monitor all product development and clinical trial activities being conducted by outside parties. In addition, the core group of employees will also maintain the product development activities and technology transfer activities associated with outsourcing manufacturing.

         MANUFACTURING. Operating a GMP manufacturing facility requires highly specialized personnel and equipment which must be maintained on a continual basis. Although the Company believes it has derived substantial benefits from its manufacturing operations, management and the Board of Directors believe that maintaining a GMP manufacturing facility is not an efficient use of Company resources at this time. The Company plans on utilizing contract manufacturers with excess capacity to provide cost effective GMP manufacturing of its Oncolym, Cotara(TM) and future products under development. The Company has manufactured a sufficient antibody supply to meet its current clinical trial needs for its Oncolym(R) and Cotara(TM) technologies. The Company has maintained key development personnel who will be responsible for developing analytical methods and processes that will facilitate the transfer of technology to contract manufactures. The Company has prepared for the smooth transfer of manufacturing technology to contract manufacturers and it does not anticipate any delays in its ongoing projects.

         As part of this new manufacturing strategy, the Company has arranged to have the owner list the manufacturing facility and related equipment for sale. As the building and related manufacturing improvements are owned by TNCA, LLC, only the proceeds from the sale of manufacturing equipment will be paid directly to the Company. In addition, if the manufacturing facility is sold by TNCA, LLC, the Company would receive approximately $936,000 as payment on a note receivable from TNCA, LLC. The note receivable was received upon to the sale and subsequent leaseback of the Company's facilities in December 1998. To date, the Company has realized a significant reduction of monthly fixed overhead expenses from the discontinuation of the manufacturing operations. The Company anticipates additional reductions in fixed overhead costs related to the cessation of manufacturing activities and the disposal or subleasing of the manufacturing facility.

         LICENSING. The Company has considered licensing an important part of its strategic plan. On March 8, 1999, the Company entered into a licensing agreement for its Oncolym(R) technology with Schering, A.G. As part of the Oncolym licensing agreement, Schering, A.G. was granted a 90-day exclusive negotiating period for licensing the Company's VTA technology. The 90-day exclusive negotiating period expired without the Company and Schering A.G. entering into an agreement for its VTA technology.

         The current management and the Board of Directors do not believe that the exclusive licensing of its TNT and VTA technology platforms is the optimal way to exploit these technologies. Because of the broad patent coverage and potential for multiple products based on these technology platforms, management and the Board of Directors do not plan on pursuing exclusive licensing agreements for the TNT and VTA technologies. Since it is difficult, if not impossible, to predict the effectiveness of a given anti-cancer compound, the Company does not believe it is wise to develop just one product for each of its broad platform technologies.

         As part of this new licensing strategy, on January 12, 2000, the Company signed a letter of intent with SuperGen, Inc., to license a segment of its Vascular Targeting Agent (VTA) technology, specifically related to Vascular Endothelial Growth Factor (VEGF) in exchange for an upfront payment and milestone payments aggregating approximately $8,000,000 plus a royalty on net sales. In addition, in early March 2000, the Company signed a letter of intent to jointly develop and commercialize the overall Vascular Targeting Agent (VTA) technology platform with Oxigene, Inc. The joint venture arrangement will include an upfront licensing fee and milestone payments to the Company as well as substantial funding related to developing a VTA product. The Company and Oxigene, Inc. will also share royalties and certain fees generated by the joint venture. Oxigene, Inc. will also make available to the joint venture, its next generation of tubulin-binding compounds for use in combination with the VTA technology. The Company anticipates it can license additional segments of the VTA technology, which the joint venture does not plan on actively developing.

         The overall goal of the Company's licensing strategy is to develop as many corporate relationships as possible for the development of its platform technologies, thus increasing the chances that one or several anti-cancer products will be commercialized utilizing its technologies. The Company believes there are numerous opportunities for non-exclusive licensing of its TNT and VTA platform technologies. In addition, by granting non-exclusive licensing to other companies, the Company maintains the ability to develop its own products for commercialization, such as Cotara(TM). This approach should increase the revenue potential of these two promising platform technologies as well as permit the Company to commercialize its own proprietary anti-cancer product.

         CLINICAL TRIALS. Moving forward, the most critical aspect of the Company's business plan will be centered around clinical trials with the Company's various technologies. The Company plans to expand its clinical studies for its Cotara(TM) monoclonal antibody. Cotara(TM) is currently in a U.S. multi-center clinical trial for the treatment of brain cancer. Because of Cotara's(TM) ability to selectively target multiple cancer types, the Company intends to expand its clinical studies to additional cancer types. The additional clinical studies will be initiated as the Company obtains the financial resources to support such activities.

         In addition, Schering A.G. has advised the Company that they currently anticipate starting a dosing trial for 18 patients under a new dosing regiment during the second calendar quarter of 2000 to the treatment of Non-Hodgkins Lymphoma (NHL) using the Company's Ocolym(R) technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

         The following is a historical summary of the Company's operational burn rate for the quarter ended January 31, 2000 compared to the same period in the prior year. As shown in the schedule below, the Company's operational burn rate has decreased $1,090,000 or approximately 42% in the current quarter ended January 31, 2000 compared to the same period in the prior year. As further shown in the below schedule, the average monthly operational burn rate has decreased $363,000 per month for each month in the quarter ended January 31, 2000 compared to the same average monthly periods in the prior year. In addition, the Company's recurring monthly fixed expenses for salaries, facilities and related overhead charges and general and administrative expenses (monthly fixed burn rate) were approximately $316,000 per month for the quarter ended January 31, 2000 compared to approximately $435,000 per month for the same period in the prior year or a savings of $119,000 per month. The Company has listed its excess space for sublease and upon the Company subleasing such space, the Company expects the monthly fixed burn rate to continue to decrease in comparison to the same periods in the prior year. However, our total operational burn rate will vary substantially from quarter to quarter based on patient enrollment rates of our clinical trial programs, and the funding of non-recurring items, which may include but are not limited to, items associated with product development, contract manufacturing and contract radiolabeling and the related commercial scale-up efforts of contract manufacturing and contract radiolabeling.

                                                          QUARTER ENDED JANUARY 31,
                                                    --------------------------------------
                                                          2000                 1999
                                                    -----------------     ----------------
Net loss                                            $     (2,799,000)     $    (4,435,000)
Less non-cash expenses:
    Loss on disposal of assets                                -                 1,170,000
    Depreciation and amortization                            131,000              227,000
    Stock issued for interest, services and
      under severance agreements                             687,000              364,000
    Stock-based compensation                                 467,000               71,000
                                                    -----------------     ----------------
Net quarterly operational burn rate (cash
   consumption rate)                                $     (1,514,000)     $    (2,603,000)
                                                    =================     ================
Net average monthly operational burn rate
   (cash consumption rate)                          $       (505,000)     $      (868,000)
                                                    =================     ================

         Net Loss. The Company's net loss, before preferred stock discount accretion and dividends, for the current quarter ended January 31, 2000 decreased $1,636,000 in comparison to the same period in the prior year. This current quarter decrease in net loss is due to a $1,611,000 decrease in total costs and expenses combined with an increase in interest and other income of $25,000.

         Total Costs and Expenses. The decrease in total costs and expenses of $1,611,000 during the current quarter compared to the same period in the prior quarter resulted primarily from the one-time prior-year quarter non-cash charge of $1,171,000 recorded in December 1998 in connection with the sale and subsequent leaseback of the Company's two facilities. This decrease was combined with a current quarter decrease in research and development expenses of $437,000 and a decrease in general and administrative expenses of $73,000, which were offset by an increase in interest expense of $70,000.

         Research and Development Expenses. The decrease in research and development expenses of $437,000 during the current quarter ended January 31, 2000 primarily relates to a decrease in personnel, manufacturing, consulting, radiolabeling and travel expenses offset by an increase in clinical trial, sponsored research and building lease expenses. The decrease in the above expense resulted primarily from the Company's direct efforts to reduce its cash expenses related to internal research and development and manufacturing while continuing its clinical trial programs and university research and development. On October 18, 1999, the Company decreased the number of employees from approximately 50 employees to 25 employees in an effort to reduce the Company's burn rate or cash consumption rate and to preserve its then cash on hand. The majority of the personnel reductions came from the Manufacturing Department and ancillary departments to support the clinical manufacturing of its antibodies under development. The Company believes it can contract out certain manufacturing and research services previously performed in-house at a reduced cost compared to the internal personnel and overhead costs to run such programs.

         General and Administrative Expenses. The decrease in general and administrative expenses of $73,000 during the quarter ended January 31, 2000 compared to the quarter ended January 31, 1999 resulted primarily from a decrease in consulting fees, severance expenses, personnel costs and other reductions in general expenses of $468,000. On November 3, 1999, the Company's former Chief Executive Officer and Chief Financial Officer resigned with a quarterly aggregate base salary of $109,000 and such positions were replaced with internal positions, thus decreasing the quarterly general and administrative personnel costs. The current quarter decrease in the above expenses was offset by an increase in stock-based compensation expense (a non-cash expense) of $395,000. The Company expects general and administrative expenses (excluding stock-based compensation) to decrease in future quarters compared to the same period in prior quarters as all severance agreements have been completed and as the Company has decreased its overall headcount and aggregate gross salaries in the Administration Department.

         Interest Expense. The increase in interest expense of approximately $70,000 for the quarter ended January 31, 2000 compared to the same period in the prior year is primarily due to an increase in interest charges on a $3,300,000 note payable to Biotechnology Development Ltd. related to the buyback of the Oncolym(R) rights on March 8, 1999 as such amounts were not incurred in the same quarter of the previous year.

         Interest and Other Income. The increase in interest and other income of $25,000 during the three month period ended January 31, 2000 compared to the same period in the prior year is primarily due a $50,000 nonrefundable option fee received in November 1999 for a 90-day option agreement with a multinational pharmaceutical company to potentially license a specific use of the TNT technology primarily offset by a decrease in rental income. The Company's excess space is currently being listed for sale by the owner of the buildings and is also being listed for sublease by the Company. If the Company is able to sublease the excess space, rental income will increase in future months which will reduce the Company's overall burn rate. The Company does not expect to generate product sales for at least the next year.

NINE MONTHS ENDED JANUARY 31, 2000 AND 1999

         Net Loss. The Company's net loss for the nine months ended January 31, 2000 increased $205,000 compared to the nine months ended January 31, 1999. The increased loss for the current nine-month period was due to a $193,000 increase in total costs and expenses combined with a $12,000 decrease in interest and other income.

         Total Costs and Expenses. The Company's total costs and expenses increased $193,000 for the nine months ended January 31, 2000 compared to the same period in the prior year. This nine month increase in expenses resulted primarily from recording a non-cash expense for the estimated provision of an uncollectable note receivable of $1,887,000 in October 1999 combined with an increase in research and development expenses of $148,000. These amounts were offset by a current nine month period decrease in general and administrative expenses of $575,000 and a decrease in interest expense of $90,000. In addition, during the prior quarter ended January 31, 1999, the Company recorded a loss on the sale and subsequent lease-back of the Company's two facilities and other property of $1,177,000, which was not incurred during the current nine month period.

         Research and Development Expenses. The increase in research and development expenses of $148,000 during the nine months ended January 31, 2000 primarily relates to increased research fees from MDS Nordion associated with the development of a commercial radiolabeling facility combined with an increase in sponsored research for the development of the Vascular Targeting Agent technology. Also, the Company incurred increased costs to reengineer the Company's TNT clone, which will significantly increase the manufacturing production yields and will significantly reduce future antibody costs. In addition, during the nine months ended January 31, 2000, the Company incurred increased building lease expense related to the sale and subsequent leaseback of the Company's facilities in December 1998 partially offset by a corresponding decrease in depreciation expense on the related building. The above increase in costs were partially off-set by a decrease in research and development costs for the quarter ended January 31, 2000 as described above.

         General and Administrative Expenses. General and administrative expenses decreased approximately $575,000 for the nine months ended January 31, 2000 compared to the same period in the prior year primarily due to decreases in shareholder meeting costs, consulting fees, legal fees, travel expenses, severance and personnel expenses, and others expenses aggregating $1,096,000, which was offset by an increase in stock-based compensation (a non-cash expenses) of $521,000.

         Interest Expense. Interest expense decreased $90,000 during the nine-month period ended January 31, 2000 compared to the same period in the prior year primarily due to interest charges on construction costs incurred in the prior year nine month period related to manufacturing facility enhancements combined with mortgage interest on the Company's facilities, both of which were not incurred in the current nine-month period. Such decrease was partially offset by an increase in interest charges on a $3,300,000 note payable to Biotechnology Development Ltd. related to the buyback of the Oncolym(R) rights on March 8, 1999.

         Interest and Other Income. The decrease in interest and other income of $12,000 during the nine months ended January 31, 2000 is primarily due to a decrease in rental income offset by a $50,000 nonrefundable option fee received in November 1999 for a 90-day option agreement with a multinational pharmaceutical company to potentially license a specific use of the TNT technology.

         LIQUIDITY AND CAPITAL RESOURCES. The Company experienced losses in fiscal 1999 and during the first nine months of fiscal 2000 and has an accumulated deficit of $104,130,000 at January 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company believes it has sufficient cash on hand and combined with amounts available pursuant to the Equity Line Agreement (assuming aggregate future draws of $5,413,000) and anticipated amounts to be received from signed letters of intent to enter into collaboration agreements with SuperGen, Inc. and Oxigene, Inc. to meet its obligations on a timely basis through the first calendar quarter of 2001. The Company's ability to access funds under the Equity Line Agreement is subject to the satisfaction of certain conditions as further described in Note 3 to the accompanying financial statements. The letters of intent provides for an exclusive period for the completion of a definitive agreement and will be subject to customary closing conditions. Although the Company believes it will enter into definitive agreements and will receive the related up-front payments under the terms as defined in the letters of intent, there can be no assurance that definitive agreements will be reached.

         We have significant commitments to expend additional funds for preclinical development, clinical trials, radiolabeling contracts, license contracts and consulting. If we obtain the necessary funding, we expect operating expenditures related to clinical trials to increase in the future as our clinical trial activity increases and scale-up for clinical trial production continues. We have experienced negative cash flows from operations since our inception, and we expect the negative cash flows from operations to continue for the foreseeable future. We expect that the monthly negative cash flow will continue for at least the next year as a result of activities in connection with the Phase II clinical trials of Cotara(TM) and the equivalent Phase I clinical trials of Cotara(TM) in Mexico and the development costs associated with Vasopermeation Enhancement Agents ("VEAs") and Vascular Targeting Agents ("VTAs").

         There can be no assurance that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient capital will be raised to complete the research and development of our product candidates.

         COMMITMENTS. At January 31, 2000, we had no capital commitments, although we have significant obligations, most of which are contingent, for payments to licensors for technologies and in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha Therapeutic Corporation ("Alpha").

         OTHER RISK FACTORS OF OUR COMPANY. The biotechnology industry includes many risks and challenges. Our challenges may include, but are not limited to: uncertainties associated with completing pre-clinical and clinical trials for our technologies; the significant costs to develop our products as all of our products are currently in development, preclinical studies or clinical trials and no revenue has been generated from commercial product sales; obtaining additional financing to support our operations and the development of our products; obtaining regulatory approval for our technologies; complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs and general economic conditions. For additional information regarding the industry and Company challenges are discussed in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, filed with the Securities and Exchange Commission on July 28, 1999 and Quarterly Reports on Form 10-Q for the quarters ended July 31, 1999 and October 31, 1999, filed with the Securities and Exchange Commission on September 10, 1999 and December 15, 1999, respectively.

         Other risks to consider may include, but are not limited to, the following:

IF OUR RELATIONSHIP WITH SCHERING A.G. TERMINATES, IT COULD ADVERSELY AFFECT OUR BUSINESS.

         In March 1999, we entered into a license agreement with Schering A.G., for the worldwide development, marketing and distribution of our direct tumor targeting agent product candidate, Oncolym(R). Under the agreement, Schering A.G. has assumed control of the clinical development program, regulatory approvals in the United States and all foreign countries and sales and marketing of this product candidate. Schering A.G. may terminate the agreement under a number of circumstances as defined in the agreement, including thirty days' written notice given at any time prior to receiving regulatory approval. We are relying on Schering A.G. to apply its expertise and know-how to the development, launch and sale of this product candidate. If Schering A.G. decides to discontinue the development of this product candidate and terminates our license agreement, we may have to discontinue development, commercialization and clinical testing of this product candidate, which could negatively affect our operations and financial performance. We cannot guarantee that Schering A.G. will devote the resources necessary to successfully develop and/or market any product candidate.

THE LIQUIDITY OF OUR COMMON STOCK WILL BE ADVERSELY AFFECTED IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ SMALLCAP MARKET.

         The Common Stock of the Company is presently traded on The Nasdaq SmallCap Market. To maintain inclusion on The Nasdaq SmallCap Market, we must continue to have either net tangible assets of at least $2,000,000, market capitalization of at least $35,000,000, or net income (in either our latest fiscal year or in two of our last three fiscal years) of at least $500,000. In addition, we must meet other requirements, including, but not limited to, having a public float of at least 500,000 shares and $1,000,000, a minimum closing bid price of $1.00 per share of Common Stock (without falling below this minimum bid price for a period of 30 consecutive trading days), at least two market makers and at least 300 stockholders, each holding at least 100 shares of Common Stock. At various times from October 19, 1999 through January 6, 2000, we had failed to meet the $35,000,000 market capitalization requirement. In addition, from September 9, 1999 through January 6, 2000, the closing bid price of our Common Stock was less than $1.00 per share. Since January 7, 2000, the Company has been in compliance with the market capitalization and minimum bid price requirements. If we are delisted by the The Nasdaq SmallCap Market, the market value of the Common Stock could fall and holders of Common Stock would likely find it more difficult to dispose of the Common Stock.

THE SALE OF SUBSTANTIAL SHARES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         As of March 1, 2000, we had approximately 89,677,000 shares of Common Stock outstanding. All shares under the Class C Preferred Stock Agreement had been converted as of January 31, 2000. We could issue approximately an additional 17,078,000 shares of Common Stock upon the exercise of outstanding options and warrants at an average exercise price of $1.73 for proceeds of up to approximately $29,545,000.

         During June 1998, we secured access to $20,000,000 under a Common Stock Equity Line ("Equity Line") with two institutional investors, expiring in June 2001. Under the terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's Common Stock for up to $20,000,000. Unless an increase is otherwise agreed to, $2,250,000 of Puts can be made every quarter, subject to share issuance volume limitations identical to the share resale limitations set forth in Rule 144(e). If the Company is able to access funds under the Equity Line, the Company had $5,413,000 available for future Puts. Future Puts under the Equity Line are priced at a discount equal to the greater of $0.20 or 17.5% off the lowest closing per share bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors. At the time of each Put, the investors will be issued warrants, exercisable only on a cashless basis and expiring on December 31, 2004, to purchase up to 10% of the amount of Common Stock issued to the investor at the same price as the purchase of the shares sold in the Put. If we are able to draw upon the Equity Line, we may issue up to approximately an additional 794,000 shares of Common Stock (assuming a market price of our Common Stock of $10.00 per share) at our sole option, from time to time, in exchange for an aggregate purchase price of $5,413,000, which includes commission shares and warrants equal to 10% of the shares of Common Stock issued under such agreement, which must be exercised on a cashless basis only.

         The exercise price of outstanding options and warrants and the purchase price for the shares of Common Stock and warrants to be issued under the Regulation D Common Stock Equity Line Subscription Agreement are at a significant discount to the market price. The sale and issuance of these shares of Common Stock, as well as subsequent sales of shares of Common Stock in the open market, may cause the market price of the Common Stock to fall and might impair our ability to raise additional capital through sales of equity or equity-related securities, whether under the Regulation D Common Stock Equity Line Subscription Agreement or otherwise.

OUR HIGHLY VOLATILE STOCK PRICE AND TRADING VOLUME MAY ADVERSELY AFFECT THE LIQUIDITY OF THE COMMON STOCK.

         The market price of the Common Stock, and the market prices of securities of companies in the biotechnology industry generally, has been highly volatile and is likely to continue to be highly volatile. Also, the trading volume in the Common Stock has been highly volatile, ranging from as few as 76,000 shares per day to as many as 29 million shares per day over the past year, and is likely to continue to be highly volatile. The market price of the Common Stock may be significantly impacted by many factors, including announcements of technological innovations or new commercial products by us or our competitors, disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors and regulatory developments and product safety concerns in both the United States and foreign countries. These and other external factors have caused and may continue to cause the market price and demand for the Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of the Common Stock.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF OUR COMPUTER SYSTEMS AND THE COMPUTER SYSTEMS OF OUR SUPPLIERS ARE NOT YEAR 2000 COMPLIANT.

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $50,000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         A significant change in interest rates would not have a material adverse affect on the Company's financial position or results of operations due to the amount of cash on hand at January 31, 2000, which consists of highly liquid investments, and as the Company's debt instruments have fixed interest rates and terms. In addition, the Company does not invest in derivative instruments.


                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

         On March 18, 1999, the Company was served with notice of a lawsuit filed in Orange County Superior Court for the State of California (Superior Court) by a former employee alleging a single cause of action for wrongful termination. The Company believes this lawsuit is barred by a severance agreement and release signed by the former employee following his termination and the Company is defending the action. On September 13, 1999, the Superior Court granted Techniclone a Motion for Summary Judgement and the Company was not obligated for any damages. On November 12, 1999, a Notice of Entry of Judgement was filed by the Superior Court. Subsequently, the former employee appealed the Summary Judgement. The Company will continue to defending the action.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period commencing on November 1, 1999 and ending on January 31, 2000 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         On various dates during the quarter ended January 31, 2000, the Company issued an aggregate of 2,683,910 shares of the Company's Common Stock to the two institutional investors and the placement agent under the Equity Line, for an aggregate purchase price of $675,000, pursuant to an Equity Line draw and also issued warrants to the two institutional investors and placement agent to purchase up to 268,389 shares of Common Stock, which warrants are immediately exercisable on a cashless basis only and expire on December 31, 2004.

         On various dates during the quarter ended January 31, 2000, the Company issued an aggregate of 276,552 shares of the Company's Common Stock to two institutional investors upon the cashless exercise of 360,630 warrants issued under the Equity Line.

         On various dates during the quarter ended January 31, 2000, the Company issued to three unaffiliated investors an aggregate of 261,934 shares of the Company's Common Stock upon conversion of 91 outstanding shares of the Company's 5% Adjustable Convertible Class C Preferred Stock (the "Class C Stock"). Upon conversion of the 91 shares of Class C Stock, the Company issued warrants to such investor to purchase up to an aggregate of 65,483 shares of the Company's Common Stock at an exercise price of $0.6554 per share.

         On various dates during January 2000, the Company issued 2,000,000 shares of common stock and warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share to two affiliated investors under an Investment Agreement dated January 6, 2000 in exchange for $500,000.

         On various dates during the quarter ended January 31, 2000, the Company issued to 120,455 shares of common stock to five private placement investors upon the exercise of 120,455 warrants at an exercise price of $1.00 per share. The warrants were issued in conjunction with a private placement entered into in April 1998.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   None
-------  --------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None
-------  ----------------------------------------------------


ITEM 5.  OTHER INFORMATION.   None.
-------  ------------------

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.
-------  --------------------------------

         (a)     Exhibits:

         Exhibit Number            Description
         --------------            -----------

            10.64 Regulation D Subscription Agreement dated January 6, 2000 between Registrant and Subscribers, Swartz Investments, LLC and Biotechnology Development, LTD.

            10.65 Registration Right Agreement dated January 6, 2000 between Registrant and Subscribers of the Regulation D Subscription Agreement dated January 6, 2000.

            10.66 Form of Warrant to be issued to Subscribers pursuant to the Regulation D Subscription Agreement dated January 6, 2000.

            10.67 Warrant to purchase 750,000 shares of Common Stock of Registrant issued to Swartz Private Equity, LLC dated November 19, 1999.

            27          Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K as filed with the Commission on November 4, 1999 reporting the resignation of three Board members: Larry O. Bymaster, Rockell N. Hankin, and Thomas R. Testman, Chairman. The remaining Board members had appointed Mr. Eric Swartz and Mr. Carl Johnson as new members of the Board. Mr. Eric Swartz maintains a contractual right to 50% of the shares and warrants issued under the Equity Line in the name of Dunwoody Brokage Services, Inc. Mr. Johnson is securities counsel for an affiliated office of Dunwoody Brokerage Services, Inc. The Company also announces that Mr. Bymaster resigned as President and Chief Executive Officer and Mr. Steven C. Burke resigned as Chief Financial Officer and Corporate Secretary, both to pursue other personal and business interests. Mr. John N. Bonfiglio was appointed Interim President. The Company also announced that it received a written proposal from Dunwoody Brokerage Services, Inc. stating that Dunwoody was highly confident that it could provide a bridge financing facility of up to five million. The Company also announced that it had reached an agreement in principal in regard to a common stock equity line facility of up to $35 million. Mr. Eric Swartz maintains a 50% ownership in Swartz Private Equity, LLC.

                  Current Report on Form 8-K as filed with the Commission on November 23, 1999 reporting the receipt of approximately $305,000 from two institutional investors under the Common Stock Equity Line Subscription Agreement subject to a one-time waiver agreement from the institutional investors whereby the low closing bid price requirement of the Company's common stock was reduced from $0.50 per share to $0.40 per share during the 10-day pricing period.

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


                                     TECHNICLONE CORPORATION



                                     By:   /s/ John N. Bonfiglio
                                           -------------------------------------
                                           Interim President


                                     By:   /s/ Paul J. Lytle
                                           -------------------------------------
                                           V.P. of Finance (signed both as
                                           an officer duly authorized to sign on
                                           behalf of the Registrant and chief
                                           accounting officer)