Form 10-Q/A
period 2000-01-31
TECHNICLONE CORP/DE/
filed 2000-05-18
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                               Amendment No. 1 to
                                    FORM 10-Q


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

         LICENSING. The Company has considered licensing an important part of its strategic plan. On March 8,1999, the Company entered into a licensing agreement (the License Agreement) for the worldwide exclusive license for Oncolym(R) with Schering A.G. Germany (Schering). As part of the Licensing Agreement, Schering requested a term sheet for the exclusive license to the Vascular Targeting Agent (VTA) technology, which was attached as Exhibit D (the "Exhibit") to the License Agreement. The term sheet was designed to give Schering a 30-day exclusive right of first refusal. Following the initial 30-day period, an additional 30-day period was agreed to during both Schering and Techniclone continued to be bound by the terms in the Exhibit. Schering also maintained the right for one year to match any offer put forth by another company as long as the terms offered were less favorable or equal to the terms in the letter of intent. The Company felt that the Schering terms were favorable enough that when Schering asked for an extension on the term sheet because of internal corporate delays in completing their due diligence, extensions were granted. This extended the exclusive period by several months. In August 1999, Schering informed the Company that they wanted to revise the terms of the term sheet, making the terms less favorable to the Company. While the Board of Directors were reviewing the new terms, Schering informed the Company that it was retracting its latest offer. No official reason was given for the change.

         Since the term sheet for the VTA technology never reached a final agreement, the Company decided to review its strategy for the licensing of the VTA technology. The Company felt that a single corporate partner would most likely develop only one product candidate. It was apparent from the breadth of the technology and the continued issuance of patents in this field that simply having one corporate partner to develop this technology was not going to fully exploit the high potential of the technology. Therefore, the Company decided to seek out exclusive licenses for pieces of the technology while simultaneously looking for a corporate partnership that would allow the Company to maintain some control over the development of the most likely commercial entities from this technology. The pending agreements with Supergen, Inc. and Scotia Holdings are examples of this strategy. Both of these companies have entered into letters of intent to license very specific aspects of the VTA technology that the Company, in collaboration with Dr. Phil Thorpe, the inventor of the technology, has decided not to pursue. This decision will put these aspects of the technology into the hands of companies dedicated to these very specialized areas, thus increasing the chance of a commercial product from these areas. Simultaneously, the Company decided to enter into a joint venture with Oxigene, Inc., which was announced on Wednesday, May 17, 2000. The Company believes that this joint venture offers several advantages for the Company in terms of exploiting the VTA technology, including, but not limited to the following:

     1. Oxigene, with its compound Combretastatin, is a recognized leader in the field of vascular targeting for the treatment of cancer. Oxigene's development experience to the VTA area will be extremely valuable to the joint venture.

     2. Oxigene will contribute its next generation tubulin-binding technology to the joint venture for use in combination with the VTA technology, which is an excellent fit with the VTA technology.

     3. Oxigene's committed funding of the joint venture will insure that the VTA technology is fully developed and also allows the Company to focus its funds on our other platform technologies.

     4. The Company, as part of this joint venture, will be highly involved in all decisions related to the continued development of the VTA technology. Unlike a straight licensing arrangement, the Company will be able to continue to develop the VTA area as a full partner.

     5. The Oxigene deal also allows the Company to continue to enter into additional licensing transactions similar to the pending Supergen, Inc. and Scotia Holdings transactions, which will insure the full exploitation of the VTA technology.

     6. The Oxigene deal will split profits equally between the Company and Oxigene, Inc. While most licensing agreements would have resulted in a royalty from a licensee, this strategy will potentially give the Company a larger share of profits and it also allows the joint venture flexibility in deciding whether to license a product to a larger company or to take it to the market without help from outside companies.

         Based on the above, the Company believes that the decision to not license the technology to one single partner and to adopt a strategy of consummating multiple licensing transactions or strategic partnerships for specific uses of the technology, such as the joint venture with Oxigene, Inc., is in the best interest of the technology, the Company and ultimately the Company's shareholders. The Company believes this strategy may increase the chances that one or several anti-cancer products will be commercialized utilizing its technologies. The Company believes there are numerous opportunities for non-exclusive licensing of its TNT and VTA platform technologies. In addition, by granting non-exclusive licensing to other companies, the Company maintains the ability to develop its own products for commercialization, such as Cotara(TM). This approach should increase the revenue potential of these two promising platform technologies as well as permit the Company to commercialize its own proprietary anti-cancer product.

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

            10.56 License Agreement dated as of March 8, 1999 by and between Registrant and Schering A.G. Germany, as refiled*

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

            10.66 Form of Warrant to be issued to Subscribers pursuant to the Regulation D Subscription Agreement dated January 6, 2000.

            10.67 Warrant to purchase 750,000 shares of Common Stock of Registrant issued to Swartz Private Equity, LLC dated November 19, 1999.

            27          Financial Data Schedule.

* Portions omitted pursuant to a request of confidentiality filed separately with the Commission.

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