Form 10-K
period 2000-04-30
TECHNICLONE CORP/DE/
filed 2000-07-31
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2000

                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from _____________ to ______________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $270,233,000 as of July 21, 2000, based upon a closing price of $3.09 per share. Excludes 7,257,725 shares of Common Stock held by executive officers, directors, and shareholders whose ownership exceeds 5% of the Common Stock outstanding as of July 21, 2000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                        94,711,839 shares of Common Stock
                               as of July 21, 2000


DOCUMENTS INCORPORATED BY REFERENCE.

         Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 2000 Annual Shareholders' Meeting.

                             TECHNICLONE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000

                                TABLE OF CONTENTS



                                     PART I
Item  1.      Business                                                         4
Item  2.      Properties                                                      21
Item  3.      Legal Proceedings                                               21
Item  4.      Submission of Matters to a Vote of Security Holders             21

                                     PART II
Item  5.      Market for Registrant's Common Equity and Related
                Stockholders' Matters                                         22
Item  6.      Selected Financial Data                                         23
Item  7.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 25
Item 7A.      Quantitative and Qualitative Disclosures
                About Market Risk                                             30
Item  8.      Financial Statements and Supplementary Data                     30
Item  9.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosures                       31

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant              31
Item 11.      Executive Compensation                                          31
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management                                                31
Item 13.      Certain Relationships and Related Transactions                  31

                                     PART IV
Item 14.      Exhibits, Consolidated Financial Statement
                Schedules, and Reports on Form 8-K                            32

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         Except for historical information contained herein, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-K, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. When used in this Form 10-K, the words "may," "should," "believe," "anticipate," "estimate," "expect," their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Other Factors Influencing Future Results and Accuracy of Forward-Looking Statements" at the end of Item 1. Business.

                                COMPANY OVERVIEW

         Techniclone Corporation was incorporated in the State of Delaware on September 25, 1996. On March 24, 1997, Techniclone International Corporation, a California corporation (a predecessor company incorporated in June 1981), was merged with and into Techniclone Corporation. This merger was effected for the purpose of effecting a change in our state of incorporation from California to Delaware and making certain changes in our charter documents. Techniclone Corporation refers to Techniclone International Corporation, its former subsidiary, Cancer Biologics Incorporated ("CBI"), which was merged into the Company on July 26, 1994 and its wholly-owned subsidiary Peregrine Pharmaceuticals, Inc. ("Peregrine"), a Delaware corporation, which was acquired on April 24, 1997. As used in this Form 10-K, the terms "we", "us", "our" and "Company" refer to Techniclone Corporation.

         Techniclone is a biopharmaceutical company engaged in the research, development and commercialization of targeted cancer therapeutics. We are developing product candidates based primarily on collateral (indirect) tumor targeting for the treatment of solid tumors. In addition, we are in collaboration with Schering A.G. to develop a direct tumor-targeting agent (Oncolym(R)) for the treatment of Non-Hodgkins B-cell Lymphoma ("NHL").

         Collateral targeting is a strategy that has been developed to take advantage of characteristics common to all solid tumors. These common tumor characteristics include the development of a blood supply in all solid tumors in excess of two millimeters in size in order to support growth. While all solid tumors in excess of two millimeters in size develop a blood supply, they do not develop an adequate blood supply. The lack of an adequate blood supply results in starvation and eventually death of tumor cells farthest from the tumor blood vessels. These dying and dead tumor cells are known as the necrotic core of the tumor. Our Collateral Targeting Agents target either intratumoral blood vessels or structures found in the necrotic core of the tumor.

         The most clinically advanced of the Collateral Targeting Agents is known as Tumor Necrosis Therapy ("TNT"), which utilizes monoclonal antibodies (targeting molecules that bind to specific structures) that recognize markers found in the necrotic core of solid tumors. TNT antibodies are potentially capable of carrying a variety of agents including radiation, chemotherapeutic agents and cytokines to the interior of solid tumors. A Phase II clinical trial for a Tumor Necrosis Therapy agent (called Cotara(TM)) for the treatment of malignant glioma (brain cancer) is currently being conducted at The Medical University of South Carolina, Temple University, University of Utah-Salt Lake City, Carolina Neurosurgery & Spine Associates, Barrow Neurological Institute in Phoenix, Arizona and the University of Miami. In addition, our Tumor Necrosis Therapy is being used in a clinical trial for the treatment of pancreatic, prostate and liver cancers in Mexico City.

         The second type of Collateral Targeting Agent that we are developing is known as Vascular Targeting Agents ("VTAs"). VTAs utilize monoclonal antibodies and other targeting agents that recognize markers found on tumor blood vessels. The monoclonal antibody carries an effector molecule that creates a blockage within the blood vessels that supply oxygen and nutrients to the tumor cells. Cutting off the blood supply to the tumor results in tumor cell death, potentially destroying the tumor. VTAs are currently in pre-clinical development in collaboration with our joint development partner, Oxigene, Inc. and researchers at the University of Texas Southwestern Medical Center at Dallas.

         The third type of Collateral Targeting Agents is known as Vasopermeation Enhancement Agents ("VEAs"). VEAs currently use the same targeting agent as TNT to deliver an agent that makes the blood vessels inside the tumor more leaky (permeable). The increased permeability of the tumor blood vessels makes it possible to deliver an increased concentration of killing agents into the tumor where they can potentially kill the living tumor cells. VEAs are currently in pre-clinical development in collaboration with researchers at the University of Southern California Medical Center.

         Techniclone has taken steps to protect its position in the field of Collateral Targeting Agents. Techniclone currently has exclusive rights to over 40 issued U.S. and foreign patents protecting various aspects of its Technology and has additional pending patent applications that it believes will further strengthen its position in Collateral Targeting.

         Our direct tumor-targeting agent, Oncolym(R), for the treatment of Non-Hodgkins B-cell Lymphoma ("NHL") is being developed by Schering A.G., a major multinational pharmaceutical company. On March 8, 1999, Techniclone entered into a license agreement with Schering A.G. with respect to the development, manufacturing and marketing of our direct tumor targeting agent candidate, Oncolym(R). The Techniclone clinical trial was halted by Schering A.G., and Schering A.G. has advised the Company that they currently anticipate starting a single dose dosing trial with a modified treatment strategy in the near future. This dose escalation study is designed to measure safety and efficacy of a single dose of Oncolym(R) in intermediate and high grade Non-Hodgkins B-cell Lymphoma. Recently, the Company and Schering A.G. have amended the license agreement whereby Techniclone has agreed to issue shares of its common stock as prepayment requested and Schering A.G. has agreed to accept Techniclone Common Stock to Schering A.G. in two tranches as prepayment to cover the projected clinical trial expenses. The first traunch, which consists of $1.3 million of our Common Stock, will be given to Schering A.G. upon the effective date of the registration statement. A second traunch, which consists of $1.7 million of our Common Stock, will be given upon the commencement of the Phase II/III study.

                  RECENT DEVELOPMENTS IN OUR BUSINESS STRATEGY

         There have been many changes in our management team and the Board of Directors since November 3, 1999. During November 1999, four of our five Board members, Messrs. Larry O. Bymaster, Rockell N. Hankin, William C. Shepherd and Thomas R. Testman, resigned and Mr. Eric S. Swartz and Mr. Carlton M. Johnson were appointed as new members of the Board. On December 29, 1999, the Board appointed Mr. Edward J. Legere to also serve on the Board of Directors. Currently, the Board is comprised of the following four members: Mr. Carlton M. Johnson, Mr. Edward J. Legere, Mr. Eric S. Swartz, and Dr. Clive R. Taylor. In November 1999, Mr. Bymaster resigned as President & Chief Executive Officer and Mr. Steven C. Burke resigned as Chief Financial Officer and Corporate Secretary. The Board appointed Dr. John N. Bonfiglio, Techniclone's Vice President of Technology and Business Development, as Interim President and recently appointed him as President and Chief Executive Officer ("CEO"). In addition, Mr. Steven W. King was promoted to the position of Vice President of Technology and Product Development and Mr. Paul J. Lytle was promoted to the position of Vice President of Finance & Accounting and Corporate Secretary. Techniclone is currently operating with approximately 18 employees compared to approximately 50 employees previously employed by the Company in October 1999.

         With the recent changes in our management team and the Board of Directors, we have adopted a new strategic business plan. During the quarter ended April 30, 2000, our new management team and Board of Directors further defined our business plans, operations and funding requirements. In the past five years, significant financial resources have been spent on a Good Manufacturing Practices ("GMP") infrastructure, corporate facility improvements, staffing and other support activities. Based on their evaluation of the Company, the management team and the Board of Directors have implemented the following plan:

         CORPORATE STRUCTURE. Our objective is to focus our resources on clinical trials and licensing. Our new plan started with the elimination of our in-house manufacturing activities, which reduced the level of staff and fixed overhead costs required for our operations. We have also decided to outsource various clinical trial activities, which will allow us to better predict and manage our costs on a project specific basis. We will continue to outsource our research efforts through our agreements with the University of Southern California Medical Center and the University of Texas Southwestern Medical Center at Dallas. Techniclone has maintained a core group of employees that will plan, coordinate and monitor all product development and clinical trial activities being conducted by outside parties. In addition, the core group of employees will also maintain the product development activities and technology transfer activities associated with outsourcing the manufacturing of our product candidates.

         MANUFACTURING. Operating a GMP manufacturing facility requires highly specialized personnel and equipment that must be maintained on a continual basis. Although we believe that the Company has derived substantial benefits from our manufacturing operations, management and the Board of Directors believe that maintaining a GMP manufacturing facility is not an efficient use of our resources at this time. We intend to use contract manufacturers with excess capacity to provide GMP manufacturing of Oncolym(R), Cotara(TM) and other future products under development. We believe we have manufactured a sufficient antibody supply to meet our current clinical trial needs for our Oncolym(R) and Cotara(TM) technologies and have retained key development personnel, who will be responsible for developing analytical methods and processes that will facilitate the transfer of technology to contract manufacturers.

         As part of this new manufacturing strategy, we are looking to sublease any excess space to further reduce our fixed overhead costs and sell any unused or idle assets. We are also working with TNCA, LLC, the owner of the Company's manufacturing facility, who has listed the facility for sale. As the facility itself and related manufacturing improvements are owned by TNCA LLC, only the proceeds from the sale of manufacturing equipment will be paid directly to Techniclone. In addition, if the manufacturing facility is sold by TNCA, LLC, Techniclone would receive approximately $932,000 as payment on a note receivable from TNCA, LLC, as of April 30, 2000. The note receivable was received as partial consideration upon the sale and subsequent leaseback of our facilities in December 1998. To date, Techniclone has realized a significant reduction of monthly fixed overhead expenses from the discontinuation of our manufacturing operations. Techniclone anticipates additional reductions in fixed overhead costs related to the cessation of manufacturing activities and upon the sale or subleasing of the manufacturing facility.

         LICENSING. We also consider licensing to be an important part of our strategic business plan. Our management team and the Board of Directors believe that non-exclusive licensing of our TNT and VTA technology platforms is the optimal way to maximize the value of these technologies. Because of the potentially broad range of applications of these technologies and our broad patent coverage in the VTA, TNT and VEA areas, there is the potential for multiple products based on these technology platforms. We believe that opportunities may exist to enter into multiple licenses in areas of our technologies that we are not actively interested in developing. We believe that this strategy of entering into multiple strategic alliances for each of our core technologies is the best way to enhance the probability of seeing a drug candidate successfully developed.

         As evidence of the new strategic business plan, we recently finalized an agreement to jointly develop and commercialize the overall VTA technology platform with Oxigene, Inc. As part of the joint development arrangement, Techniclone and Oxigene, Inc. have formed a joint venture, Arcus Therapeutics, LLC ("Arcus"), that will focus on merging the vascular targeting technologies of Oxigene, Inc. and Techniclone. The VTA technology is currently in pre-clinical development, and the Arcus joint venture is expected to begin clinical studies within the next two years. The joint venture plans to continue sublicensing the technology to other companies for applications that would not interfere with the joint venture's combination strategy. Under the terms of the joint venture, Techniclone will supply its intellectual property and the expertise of Dr. Thorpe, along with the most promising lead candidates he has developed to date. Oxigene, Inc. will provide its expertise in the preclinical and clinical development areas as well as its next generation tubulin-binding compounds. The joint venture participants will collaborate on research and development of those compounds for use in combination with the VTA technology. Pursuant to the joint venture agreement, Oxigene, Inc. has paid us an up-front cash licensing fee of $1 million and has purchased $2 million in the current market value of our Common Stock. Oxigene, Inc. will also be required to pay Techniclone $1 million in cash and will subscribe for an additional $1 million in Techniclone stock upon the filing of an Investigational New Drug Application (IND) for the first clinical candidate developed by Arcus. Based on development success in the joint venture, Oxigene, Inc. will be required to spend up to $20 million to fund the development expenses of Arcus. Any further funding of the joint venture thereafter would be shared by the partners on an equal basis. Additionally under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to Techniclone and 25% to Oxigene, Inc. until we have received $10 million in sublicense fee revenues. Thereafter, the joint venture partners will share licensing fees on an equal basis. Furthermore, Techniclone and Oxigene, Inc. will share equally any royalty income or profits from the joint venture.

         In addition to the joint venture, the Company has signed letters of intent with SuperGen, Inc. to license a segment of its VTA technology, specifically related to Vascular Endothelial Growth Factor ("VEGF"), and with Scotia Pharmaceuticals for VTA technology which is specifically related to applications of Photodynamic Therapy. The terms of the agreements with SuperGen, Inc. and Scotia Pharmaceuticals would include an up-front payment and future milestone payments, plus a royalty on net sales or net profits. Also, we entered into a 90-day option agreement with a multinational pharmaceutical company to potentially license a specific use of the TNT technology. The Company is in continued negotiations with the multinational pharmaceutical company. There can be no assurances that we will be successful in entering into such licensing transactions on terms that are mutually acceptable.

         The overall goal of our licensing strategy is to develop as many corporate relationships as possible for the development of our platform technologies, thus increasing the chances that one or several anti-cancer products will be commercialized utilizing our technologies. We believe that there are numerous opportunities for non-exclusive licenses of our TNT and VTA platform technologies. In addition, by granting non-exclusive licensing to other companies, we maintain the ability to continue to develop our own products, such as Cotara(TM), for commercialization. We believe this approach should increase the revenue potential of these two platform technologies and will allow us to commercialize our own proprietary anti-cancer products. A more detail discussion on all of the Company's significant collaboration agreements is further discussed in the notes to the consolidated financial statements contained herein.

         CLINICAL TRIALS. The most critical aspect of our business plan involves clinical trials of our various technologies. Techniclone plans to expand the clinical trials of our Cotara(TM) monoclonal antibody. Currently, a Phase II clinical trial using Cotara(TM) for the treatment of malignant glioma (brain cancer) is currently being conducted at The Medical University of South Carolina, Temple University, University of Utah-Salt Lake City, Carolina Neurosurgery & Spine Associates, Barrow Neurological Institute in Phoenix, Arizona and the University of Miami. Additional sites will be added as we increase patient enrollment during the next few months. In addition, Cotara(TM) is being used in a clinical trial for the treatment of pancreatic, prostate and liver cancers in Mexico City. The Mexico City trial was designed as a safety study to give us information about the drug and its safety profile in humans. The data obtained from this trial will be useful for designing dosing regimens and dosing levels for most of the clinical programs under consideration. The preliminary data from the clinical trial in Mexico City has yielded sufficient information to help with our plans to initiate two clinical trials in the U.S. by December 2000. These trials will be for solid tumor indications and will be designed to take advantage of the drug's safety and efficacy profile. We plan to continue enrolling patients in the Mexico City trial throughout the calendar year, which will maximize the quantity and quality of information from this study.

         Berlex Laboratories, U.S. subsidiary of Schering A.G., our strategic partner for our Non-Hodgkins B-cell Lymphoma drug, Oncolym(R), will shortly commence patient enrollment for the planned clinical study. This dose escalation study is designed to measure safety and efficacy of a single dose of Oncolym(R) in intermediate and high grade Non-Hodgkins B-cell Lymphoma. The study is designed to test a range of doses in order to optimize the treatment regimen while evaluating the dosimetry, biodistribution, safety and efficacy of Oncolym(R). Following the successful completion of the dose escalation study, Berlex Laboratories will start a Phase II/III clinical trial program designed to confirm the safety and efficacy of Oncolym(R) in the target patient population.

         Our principal executive offices are located at 14282 Franklin Avenue, Tustin, California 92780-7017, and our telephone number is (714) 508-6000.

                         OUR PRODUCTS UNDER DEVELOPMENT

         COLLATERAL (INDIRECT) TARGETING AGENTS FOR SOLID TUMOR THERAPY

         We have three monoclonal antibody technologies for collateral (indirect) targeting of solid tumors for cancer therapy, Tumor Necrosis Therapy
(TNT), Vascular Targeting Agents (VTAs), and Vasopermeation Enhancement Agents
(VEAs).

         TUMOR NECROSIS THERAPY (TNT). Tumor Necrosis Therapy represents a novel approach to cancer therapy for the treatment of sold tumors. Instead of targeting living cancer cells, TNT targets dead and dying cells, which can account for up to 50% of the mass of a tumor found primarily at the tumor core. TNT binds to Deoxyribonucleic Acid ("DNA") or DNA-associated proteins, such as histones, found within the nucleus of every cell. TNT is only able to reach the DNA target in cells having porous nuclear and cellular membranes, since porosity is a property uniquely associated with dead and dying cells. As such, DNA functions as a highly abundant but selective target. This DNA target is not believed to modulate as do targets associated with other tumor-specific cell surface antigens that are commonly used as targets with other antibody-based therapeutic modalities. Once concentrated in necrotic regions throughout the tumor, radiolabeled TNT can potentially bombard neighboring viable cancer cells with beta radiation, which has a penetration of 100-300 cell layers for an extended period of time, resulting in death of the tumor cells surrounding the necrotic core.

         Each successive treatment with TNT potentially kills more cancer cells, thereby increasing the necrotic area of the tumor. Thus, TNT potentially becomes more effective upon subsequent doses, contrary to conventional chemotherapy, which becomes less effective with subsequent doses due to increased drug resistance. In essence, TNT potentially destroys the tumor from the inside out. The TNT targeting mechanism could be the basis for a class of new products effective across a wide-range of solid tumor types, including brain, lung, colon, breast, liver, prostate and pancreatic cancers.

         Our first TNT-based product is an investigational chimeric monoclonal antibody radiolabeled with the isotope, 131I, trademarked Cotara(TM). The Company is currently enrolling patients into a Phase II multi-center clinical trial for the treatment of malignant glioma. In addition, the Company has been enrolling patients in a Phase I equivalent clinical trial in Mexico City using TNT for treatment of prostate, liver and pancreatic cancers. The purpose of this study is to examine safety, dosimetry, and dosing in solid tumors. The clinical trial is being partially sponsored by a major pharmaceutical company. The preliminary data from the clinical trial in Mexico City has yielded sufficient information to help with our plans to initiate two additional clinical trials in the U.S. by December 2000.

         VASCULAR TARGETING AGENTS (VTAS). VTAs are anti-cancer agents that act by cutting off the supply of oxygen and nutrients to tumor cells. The VTAs act in a two step process whereby the VTA first binds to the tumor blood vessels and then induces a blood clot in the tumor blood vessels. The formation of the blood clot stops the flow of oxygen and nutrients to the tumor cells, resulting in a wave of tumor cell death.

         VTAs have the potential to be effective against a wide variety of solid tumors since every solid tumor in excess of two millimeters in size forms a vascular network to enable it to continue growing and since tumor vasculature markers are believed to be consistent among various tumor types. Another potential advantage of the VTA technology is that the cells targeted by VTAs do not mutate to become drug resistant. Drug resistance caused by the instability and mutability of cancer cells is a significant problem with conventional therapeutic agents that must directly target the cancer cells of the tumor.

         In pre-clinical animal studies, VTAs have shown that within hours after administration, clots form in the tumor vasculature and the tumor cells begin to die. Within days, large tumor masses have been shown to disintegrate and have left nearby healthy tissue intact and fully functional.

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

         During May 2000, the Company entered into a joint venture agreement with Oxigene, Inc. for the development of the VTA technology. Under the terms of the joint venture, the Company has agreed to supply its VTA intellectual property to the joint venture. In exchange for this, Oxigene, Inc. has agreed to provide its next generation tubulin-binding compounds, funding of up to $20,000,000 for development costs and milestone payments as further explained in the notes to our consolidated financial statements. Under the joint venture agreement, the Company and Oxigene, Inc. have agreed to name the new joint venture entity Arcus Therapeutics, LLC.

         VASOPERMEATION ENHANCEMENT AGENTS (VEAS). Vasopermeation Enhancement Agents act to enhance the delivery of cancer therapeutics. VEAs use monoclonal antibodies, such as the TNT antibodies, to deliver molecules that increase the blood vessel permeability inside the tumor. The increased permeability of the tumor blood vessels makes it possible to deliver higher concentrations of chemotherapeutic and immunotherapy agents into the tumor.

         In pre-clinical studies, VEAs were able to increase the uptake of drugs or antibodies within a tumor by 200% to 400%. VEAs are currently in pre-clinical development in collaboration with researchers at the University of Southern California Medical Center.

               DIRECT TARGETING AGENT FOR NON-SOLID TUMOR THERAPY

         ONCOLYM(R). Oncolym(R) is designed as a therapy against Non-Hodgkin's B-cell Lymphoma cancer. The Oncolym(R) antibody is linked to a radioactive isotope (131I) and the combined molecule is injected into the blood stream of the cancer patient where it recognizes and binds to the cancerous lymphoma tumor sites, thereby delivering the radioactive isotope to the tumor site, with minimal adverse effects on surrounding healthy tissue. Schering A.G., a major multinational pharmaceutical company, is responsible for the development, manufacturing and marketing of our direct tumor targeting agent candidate, Oncolym(R), as further described in the notes to the consolidated financial statements.

                                   COMPETITION

         The biotechnology and pharmaceutical industries are highly competitive and any product candidates will have to compete with existing and future cancer therapies. Our competitive position is based on our proprietary technology, know-how and U.S. and foreign patents covering our collateral (indirect) targeting agent technologies (TNT, VTA and VEA) and our direct targeting agent technology (Oncolym(R)) for the therapeutic treatment of human cancers. We currently have exclusive rights to over 40 issued U.S. and foreign patents protecting various aspects of our technology and we have additional pending patent applications that we believe will further strengthen our intellectual property position. We plan to compete on the basis of the advantages of our technologies, the quality of our products, the protection afforded by our issued patents and our commitment to research and develop innovative technologies.

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

                        GOVERNMENT REGULATION OF PRODUCTS

         Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products under development. The amount of time and expense involved in obtaining necessary regulatory approval depends upon the type of product. The procedure for obtaining FDA regulatory approval for a new human pharmaceutical product, such as Cotara(TM), VTA, VEA and Oncolym(R), involves many steps, including laboratory testing of those products in animals to determine safety, efficacy and potential toxicity, the filing with the FDA of a Notice of Claimed Investigational Exemption for Use of a New Drug prior to the initiation of clinical testing of regulated drug and biologic experimental products, and clinical testing of those products in humans. We have filed a Notice of Claimed Investigational Exemption for Use of a New Drug with the FDA for the production of Oncolym(R) and Cotara(TM) as a material intended for human use, but have not filed such a Notice with respect to any other in vivo products. The regulatory approval process is administered by the FDA's Center for Biologics Research and Review and is similar to the process used for any new drug product intended for human use.

         The pre-marketing clinical testing program required for approval of a new drug or biologic typically involves a three-phase process. Phase I consists of testing for the safety and tolerance of the drug with a small group of patients, and also yields preliminary information about the effectiveness of the drug and dosage levels. Phase II involves testing for efficacy, determination of optimal dosage and identification of possible side effects in a larger patient group. Phase III clinical trials consist of additional testing for efficacy and safety with an expanded patient group. After completion of clinical studies for a biologics product, a Biologics License Application (BLA) is submitted to the FDA for product marketing approval and for licensing of the product manufacturing facilities. In responding to such an application, the FDA could grant marketing approval, request clarification of data contained in the application or require additional testing prior to approval. We have not, to date, filed a BLA for any of our product candidates.

         If approval is obtained for the sale of a new drug, FDA regulations will also apply to the manufacturing process and marketing activities for the product and may require post-marketing testing and surveillance programs to monitor the effects of the product. The FDA may withdraw product approvals if compliance with regulatory standards, including labeling and advertising, is not maintained or if unforeseen problems occur following initial marketing. The National Institutes of Health has issued guidelines applicable to the research, development and production of biological products, such as our product candidates. Other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. We cannot predict, however, whether new regulatory restrictions on the manufacturing, marketing, and sale of biotechnology products will be imposed by state or federal regulators and agencies.

         In addition, we are subject to regulation under state, federal, and international laws and regulations regarding occupational safety, laboratory practices, the use and handling of radioactive isotopes, environmental protection and hazardous substance control, and other regulations. Our clinical trial and research and development activities involve the controlled use of hazardous materials, chemicals and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed the financial resources of the Company. In addition, disposal of radioactive materials used in our clinical trials and research efforts may only be made at approved facilities.

         Our product candidates, if approved, may also be subject to import laws in other countries, the food and drug laws in various states in which the products are or may be sold and subject to the export laws of agencies of the United States government.

         The Company believes that it is in material compliance with all applicable laws and regulations including those relating to the handling and disposal of hazardous and toxic waste.

         During fiscal year 1999, the Office of Orphan Products Development of the FDA determined that Oncolym(R) and Cotara(TM) qualify for orphan designation for the treatment of intermediate and high-grade Non-Hodgkins B-cell Lymphoma and for the treatment of glioblastoma multiforme and anaplastic astrocytoma (brain cancer), respectively. The 1983 Orphan Drug Act (with amendments passed by Congress in 1984, 1985, and 1988) includes various incentives that have stimulated interest in the development of orphan drug and biologic products. These incentives include a seven-year period of marketing exclusivity for approved orphan products, tax credits for clinical research, protocol assistance, and research grants. Additionally, legislation re-authorizing FDA user fees also created an exemption for orphan products from fees imposed when an application to approve the product for marketing is submitted.

                          OUR PATENTS AND TRADE SECRETS

         We have relied on the internal achievements, as well as the direct sponsorship of university researchers, for development of our platform technologies. We currently have exclusive rights to over 40 issued U.S. and foreign patents protecting various aspects of our technology and additional pending patent applications that we believe will further strengthen our position in collateral targeting. We believe we will continue to learn, on a timely basis, of advances in the biological sciences which might complement or enhance our existing technologies. We intend to pursue opportunities to license our platform technologies and any advancements or enhancements, as well as to pursue the incorporation of our technologies in the development of our own products.

         We have filed several patent applications either directly or as a co-sponsor/licensee. The Company treats particular aspects of the production and radiolabeling of monoclonal antibodies and related technologies as trade secrets. We intend to pursue patent protection for inventions related to antibody-based technologies that we cannot protect as trade secrets.

         Some of the Company's antibody production and use methods are patented by independent third parties. We are currently negotiating with certain third parties to acquire licenses needed to produce and commercialize chimeric and human antibodies, including the Company's TNT antibody. These licenses are generally available from the licensors to all interested parties. The terms of the licenses, obtained and expected to be obtained, are not expected to significantly impact the cost structure or marketability of chimeric or human based products.

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

         We know of no third party patents which are infringed by our present activities or which would, without infringement or license, prevent the pursuit of our business objectives. However, there can be no assurances that such patents have not been or will not be issued and, if so issued, that we will be able to obtain licensing arrangements for necessary technologies on terms acceptable to the Company. We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and diagnostic products. We typically place restrictions in our agreements with third parties, which contractually restricts their right to use and disclose any of the Company's proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees. There can be no assurance, however, that others may not independently develop similar technology or that the Company's secrecy will not be breached.

                  MANUFACTURING AND PRODUCTION OF OUR PRODUCTS

         CONTRACT MANUFACTURING. Prior to February 2000, the Company operated its own GMP manufacturing facility. Operating a GMP manufacturing facility requires highly specialized personnel and equipment that must be maintained on a continual basis. Although we believe that the Company derived substantial benefits from its manufacturing operations, in February 2000, management and the Board of Directors decided that maintaining a GMP manufacturing facility was not an efficient use of our resources at this time. Consequently, in February 2000, we shut down our GMP manufacturing facility. We intend to use contract manufacturers with excess capacity to provide GMP manufacturing of Oncolym(R), Cotara(TM) and other future products under development. We believe we have manufactured a sufficient antibody supply to meet our current clinical trial needs for our Oncolym(R) and Cotara(TM) technologies and have retained key development personnel, who will be responsible for developing analytical methods and processes that will facilitate the transfer of technology to contract manufacturers. We believe that adequate antibody production expertise and capacity is competitively available in the industry from contract manufacturers to fulfill the Company's current and future antibody needs. There can be no assurance that material produced by contract manufacturers will be suitable for human use in clinical trials or that commercial supply will be available to meet the demand for our products.

         RADIOLABELING. Once the TNT and Oncolym(R) antibodies have been manufactured by contract manufacturers, the antibodies are shipped to facilities for radiolabeling (the process of attaching the radioactive agent, 131I, to the antibody). From the radiolabeling facilities, the radiolabeled TNT and Oncolym(R) antibodies are shipped directly to the clinical sites for use in clinical trials.

         We have contracted with two separate radiolabeling facilities for labeling our clinical trial material. These facilities are not currently capable of handling significantly increased clinical trial labeling production and labeling for the commercial market. We are currently in the process of developing a program which will enable our Oncolym(R) and TNT products to be labeled with 131I in sufficient quantities for use in expanded clinical trials and for commercial supply. Any commercial radiolabeling supply arrangement will require the investment of significant funds by the Company in order for a radiolabeling vendor to develop the expanded facilities necessary to support the Company's products. There can be no assurance that material produced by these two radiolabeling facilities will be suitable for human use in clinical trials or that commercial supply will be available to meet the demand for radiolabeled product.

         RAW MATERIALS. Various common raw materials are used in the manufacture of our products and in the development of our technologies. These raw materials are generally available from several alternate distributors of laboratory chemicals and supplies. The Company has not experienced any significant difficulty in obtaining these raw materials and does not consider raw material availability to be a significant factor in its business. The Company uses purified materials with strict requirements for sterility and pyrogenicity.

                       MARKETING OF OUR POTENTIAL PRODUCTS

         We intend to sell our products, if approved, in the United States and internationally in collaboration with marketing partners. Schering A.G. is our partner to market and distribute the Oncolym(R) product. If the FDA approves TNT or our other product candidates under development, the marketing of these product candidates will be contingent upon the Company entering into an agreement with a company to market our products or upon the Company recruiting, training and deploying its own sales force. We do not presently possess the resources or experience necessary to market TNT or our other product candidates. Other than the agreement with Schering A.G., we have no arrangements for the distribution of our product candidates, and there can be no assurance that we will be able to enter into any such arrangements in a timely manner or on commercially favorable terms, if at all. If we are successful in obtaining FDA approval for one or more of our product candidates, our ability to market the product will be contingent upon either licensing or entering into a marketing agreement with a large company or upon our recruiting, developing, training and deploying our own sales force. Development of an effective sales force requires significant financial resources, time, and expertise. There can be no assurance that the Company will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner or that such a sales force will be capable of generating demand for the Company's product candidates.

                                  OUR EMPLOYEES

         As of July 21, 2000, the Company employed 18 full-time employees, which included 14 technical and support employees who carry out the research, product development and clinical trials of the Company and 4 administrative employees including the President and CEO. Our staff includes three Ph.D.'s and one M.D. level person. The Company believes its relationships with its employees are good. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage. The Company expects to add approximately seven additional employees during the year ending April 30, 2001 to facilitate the expansion of its clinical trial programs and other corporate operations.

        OTHER FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-
                               LOOKING STATEMENTS

         The following discussion outlines certain factors that could affect the Company's financial statements for fiscal 2001 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

IF WE CANNOT OBTAIN ADDITIONAL FUNDING, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED.

         At July 21, 2000, we had $12,762,000 in cash and cash equivalents. We have expended substantial funds on the development of our product candidates and for clinical trials. As a result, we have had negative cash flows from operations since inception and expect the negative cash flows from operations to continue until we are able to generate sufficient revenue from the sale and/or licensing of our products. Although we have sufficient cash on hand to meet our obligations on a timely basis through at least the next 12 months, we will continue to require additional funding to sustain our research and development efforts, provide for future clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations until we are able to generate sufficient revenue from the sale and/or licensing of our products.

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

         During June 1998, we secured access to a Common Stock Equity Line (Equity Line) with two institutional investors. Under the amended terms of the Equity Line, which was amended on June 2, 2000, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's Common Stock until all common shares previously registered under the Equity Line have been exhausted. As of July 21, 2000, the Company had approximately 7,055,000 shares available for issuance under the Equity Line. At a market price of $3.50 per share, the Company could raise more than an additional $17,000,000 under its existing Equity Line. In addition, up to $2,800,000 of Puts can be made every month if the Company's closing bid price is $2.00 or higher during the 10-day pricing period. If the closing bid price is between $1.00 and $2.00, then the Company can Put up to $1,500,000 per month and if the Company's closing bid price falls below $1.00 on any trading day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's Common Stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line.

         The Company believes it has sufficient cash on hand (excluding any future draws under the Equity Line and anticipated amounts to be received from signed letters of intent to enter into collaboration agreements with SuperGen, Inc. and Scotia Pharmaceutical Holdings), to meet its obligations on a timely basis for at least the next 12 months. Each letter of intent provides for an exclusive period for the completion of a definitive agreement and will be subject to customary closing conditions. Although the Company believes it will enter into definitive agreements and will receive the related up-front payments under the terms as defined in the letters of intent, there can be no assurance that definitive agreements will be executed.

WE HAVE HAD SIGNIFICANT LOSSES AND WE ANTICIPATE FUTURE LOSSES.

         All of our products are currently in development, preclinical studies or clinical trials, and no revenues have been generated from commercial product sales. To achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials, contract manufacturing and contract isotope combination services are very expensive and the time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate significant product revenues for at least the next 12 months. There can be no guarantee that we will ever generate product revenues sufficient to become profitable or to sustain profitability.

PROBLEMS IN PRODUCT DEVELOPMENT MAY CAUSE OUR CASH DEPLETION RATE TO INCREASE.

         Our ability to obtain financing and to manage expenses and our cash depletion rate is key to the continued development of product candidates and the completion of ongoing clinical trials. Our cash depletion rate will vary substantially from quarter to quarter as we fund non-recurring items associated with clinical trials, product development, antibody manufacturing, isotope combination services, patent legal fees and various consulting fees. If we encounter unexpected difficulties with our operations or clinical trials, we may have to expend additional funds, which would increase our cash depletion rate.

OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY NOT BE SUCCESSFUL.

         Since inception, we have been engaged in the development of drugs and related therapies for the treatment of people with cancer. Our product candidates have not received regulatory approval and are generally in the early stages of development. If the initial results from any of the clinical trials are poor, those results will adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress through clinical trials or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Delays in patient enrollment will result in increased costs and further delays. If we experience any such difficulties or delays, we may have to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates. In addition, product candidates resulting from our research and development efforts, if any, are not expected to be available commercially for at least the next year. Also, our products currently in clinical trials represent a departure from more commonly used methods for cancer treatment. These products, if approved, may experience under-utilization by doctors who are unfamiliar with their application in the treatment of cancer. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in most cases chemotherapy, rather than new alternative therapies. We or our marketing partner may be required to implement an aggressive education and promotion plan with doctors in order to gain market recognition, understanding and acceptance of our products. In addition, our product candidates, if approved, may prove impracticable to manufacture in commercial quantities at a reasonable cost and/or with acceptable quality. Any of these factors could negatively affect our financial position and results of operations. Accordingly, we cannot guarantee that our product development efforts, including clinical trials, or commercialization efforts will be successful or that any of our products, if approved, can be successfully marketed.

OUR DEPENDENCY ON A LIMITED NUMBER OF SUPPLIERS MAY NEGATIVELY IMPACT OUR ABILITY TO COMPLETE CLINICAL TRIALS AND MARKET OUR PRODUCTS.

         We currently procure, and intend in the future to procure, our antibody radioactive isotope combination services ("radiolabeling") under negotiated contracts with two entities for clinical trials. We cannot guarantee that these suppliers will be able to qualify their facilities or label and supply antibody in a timely manner. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services. We also currently rely on, and expect in the future to rely on, our current suppliers for all or a significant portion of the raw material requirements for our antibody products. An antibody that has been combined with a radioactive isotope cannot be stockpiled against future shortages. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials and to market our products, if approved.

IF OUR RELATIONSHIP WITH SCHERING A.G. TERMINATES, IT COULD ADVERSELY AFFECT OUR BUSINESS.

         In March 1999, we entered into a license agreement with Schering A.G. for the worldwide development, marketing and distribution of our direct tumor targeting agent product candidate, Oncolym(R). The license agreement was amended in June 2000. Under the agreement, Schering A.G. has assumed control of the clinical development program, regulatory approvals in the United States and all foreign countries and sales and marketing of this product candidate. We are relying on Schering A.G. to apply its expertise and know-how to the development, launch and sale of this product candidate. If Schering A.G. decides to discontinue the development of this product candidate and terminates our license agreement, we may have to look for another partner or discontinue development and commercialization and clinical testing of this product candidate, which could negatively affect our operations and financial performance.

WE DO NOT HAVE A SALES FORCE TO MARKET OUR PRODUCTS, IF APPROVED.

         At the present time, we do not have a sales force to market any of our products, if they are approved. We intend to sell our products in the United States and internationally in collaboration with one or more marketing partners. If we receive approval from the United States Food and Drug Administration for our initial product candidates, the marketing of these products will be contingent upon our ability to either license or enter into a marketing agreement with a large company or our ability to recruit, develop, train and deploy our own sales force. We do not presently possess the resources or experience necessary to market any of our product candidates. Other than an agreement with Schering A.G. with respect to the marketing of our direct tumor targeting agent product candidate, Oncolym(R), we presently have no agreements for the licensing or marketing of our product candidates, and we cannot assure that we will be able to enter into any such agreements in a timely manner or on commercially favorable terms, if at all. Development of an effective sales force requires significant financial resources, time and expertise. We cannot assure that we will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for our product candidates, if and when they are approved.

WE MAINTAIN ONLY LIMITED PRODUCT LIABILITY INSURANCE AND MAY BE EXPOSED TO CLAIMS IF OUR INSURANCE COVERAGE IS INSUFFICIENT.

         The manufacture and sale of human therapeutic products involves an inherent risk of product liability claims. We maintain limited product liability insurance. We cannot assure that we will be able to maintain existing insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall could negatively impact our financial position and results of operations.

THE LIQUIDITY OF OUR COMMON STOCK WILL BE ADVERSELY AFFECTED IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ SMALLCAP MARKET.

         The Common Stock of the Company is presently traded on The Nasdaq SmallCap Market. To maintain inclusion on The Nasdaq SmallCap Market, we must continue to have either net tangible assets of at least $2,000,000, market capitalization of at least $35,000,000, or net income (in either our latest fiscal year or in two of our last three fiscal years) of at least $500,000. In addition, we must meet other requirements, including, but not limited to, having a public float of at least 500,000 shares and $1,000,000, a minimum closing bid price of $1.00 per share of Common Stock (without falling below this minimum bid price for a period of 30 consecutive trading days), at least two market makers and at least 300 stockholders, each holding at least 100 shares of Common Stock. If we are delisted by the The Nasdaq SmallCap Market, the market value of the Common Stock could fall and holders of Common Stock would likely find it more difficult to dispose of their Common Stock.

THE SALE OF SUBSTANTIAL SHARES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         As of July 21, 2000, we had approximately 94,712,000 shares of Common Stock outstanding. There are no shares of Class B or Class C preferred stock outstanding. We could issue approximately 16,852,000 additional shares of Common Stock upon the exercise of outstanding options and warrants at an average exercise price of $1.88 for proceeds of up to approximately $31,632,000. In addition, the Company has reserved for future issuance approximately 7,055,000 shares of Common Stock under the Equity Line.

         The exercise price of outstanding options and warrants and the purchase price for the shares of Common Stock and warrants to be issued under the Equity

Line are at a significant discount to the market price. The sale and issuance of these shares of Common Stock, as well as subsequent sales of shares of Common Stock in the open market, may cause the market price of our Common Stock to fall and might impair our ability to raise additional capital through sales of equity or equity-related securities, whether under the Equity Line or otherwise.

OUR HIGHLY VOLATILE STOCK PRICE AND TRADING VOLUME MAY ADVERSELY AFFECT THE LIQUIDITY OF THE COMMON STOCK.

         The market price of the Common Stock, and the market prices of securities of companies in the biotechnology industry generally, has been highly volatile and is likely to continue to be highly volatile. Also, the trading volume in the Common Stock has been highly volatile, ranging from as few as 76,000 shares per day to as many as 29 million shares per day over the past year, and is likely to continue to be highly volatile. The market price of the Common Stock may be significantly impacted by many factors, including announcements of technological innovations or new commercial products by us or our competitors, disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors and regulatory developments and product safety concerns in both the United States and foreign countries. These and other external factors have caused and may continue to cause the market price and demand for our Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock.

WE MAY NOT BE ABLE TO COMPETE WITH OUR COMPETITORS IN THE BIOTECHNOLOGY
INDUSTRY.

         The biotechnology industry is intensely competitive. It is also subject to rapid change and sensitive to new product introductions or enhancements. We expect to continue to experience significant and increasing levels of competition in the future. Some or all of these companies may have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to our technologies and products. Accordingly, we cannot assure that we will be able to compete successfully with our existing and future competitors or that competition will not negatively affect our financial position or results of operations in the future.

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

         The manufacturing and use of our products require the handling and disposal of the radioactive isotope, 131I. We currently rely on, and intend in the future to rely on, our current contract manufacturers to combine antibodies with radioactive 131I isotope in our products and to comply with various local, state, national or international regulations regarding the handling and use of radioactive materials. Violation of these regulations by these companies or a clinical trial site could significantly delay completion of the trials. Violations of safety regulations could occur with these manufacturers, so there is also a risk of accidental contamination or injury. Accordingly, we could be held liable for any damages that result from an accident, contamination or injury caused by the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations. In addition, we may incur substantial costs to comply with environmental regulations. In the event of any noncompliance or accident, the supply of antibodies for use in clinical trials or commercial products could also be interrupted.

OUR OPERATIONS AND FINANCIAL PERFORMANCE COULD BE NEGATIVELY AFFECTED IF WE CANNOT ATTRACT AND RETAIN KEY PERSONNEL.

         Our success is dependent, in part, upon a limited number of key executive officers and technical personnel remaining employed with us, including Dr. John N. Bonfiglio, our President and Chief Executive Officer, and Dr.

Terrence Chew, our V.P. of Clinical and Regulatory Affairs. We also believe that our future success will depend largely upon our ability to attract and retain highly-skilled research and development and technical personnel. We face intense competition in our recruiting activities, including competition from larger companies with greater resources. We do not know if we will be successful in attracting or retaining skilled personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could negatively affect our operations and financial performance.

ITEM 2.  PROPERTIES
         ----------

         The Company's corporate, research and development, and clinical trial operations are located in two Company-leased office and laboratory buildings with aggregate square footage of approximately 47,770 feet. The facilities are adjacent to one another and are located at 14272 and 14282 Franklin Avenue, Tustin, California 92780-7017. The Company makes combined monthly lease payments of approximately $56,250 for these facilities with a 3.35% rental increase every two years beginning December 2000. The lease has a twelve-year term with two five-year extensions. Monthly rental income from sub-tenants is $9,000. The Company is actively pursuing a tenant to sublease 14282 Franklin Avenue and any other excess space not currently required by the Company. The Company believes its facilities are adequate for its current needs and that suitable additional substitute space would be available if needed.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         During March 2000, the Company was served with a notice of lawsuit filed in Orange County Superior Court for the State of California by a former officer of the Company who resigned from the Company on November 3, 1999. The lawsuit alleges a single cause of action for breach of contract. A Director of the Company was also served with a notice of lawsuit, but such claims do not appear to be directed toward the Company. A hearing was held on July 21, 2000 in which the Superior Court judge approved a plaintiff request for a writ of attachment and required the plaintiff to post a $15,000 bond in connection with that writ. The case is in the early stages of investigation and the Company is unable to evaluate the likelihood of an unfavorable outcome. The Company intends to vigorously contest the underlying complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the quarter ended April 30, 2000.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
         -----------------------------------------------------------------------

         Prior to 1991, the Company was listed on the National Market System of The Nasdaq Stock Market. In 1991 the Company was delisted because it did not meet certain financial standards established by The Nasdaq Stock Market. Since April 1, 1996, Techniclone's Common Stock has been traded on the SmallCap market of The Nasdaq Stock Market under the trading symbol "TCLN". The following table shows the high and low sales price of Techniclone's Common Stock for each quarter in the two years ended April 30, 2000:

                                                    Common Stock Sales Price
                                                     High               Low
                                                --------------   ---------------
           FISCAL YEAR 2000
           Quarter Ended April 30, 2000            $16.63             $2.56
           Quarter Ended January 31, 2000           $5.56             $0.25
           Quarter Ended October 31, 1999           $1.13             $0.28
           Quarter Ended July 31, 1999              $2.00             $0.94
           FISCAL YEAR 1999
           Quarter Ended April 30, 1999             $1.44             $0.81
           Quarter Ended January 31, 1999           $1.56             $0.94
           Quarter Ended October 31, 1998           $2.00             $0.63
           Quarter Ended July 31, 1998              $2.66             $0.66

         As of July 21, 2000, the number of shareholders of record of the Company's Common Stock was 5,574.

         The Company has a limited operating history and only nominal revenues to date. No dividends on Common Stock have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

                        SALES OF UNREGISTERED SECURITIES

         The following is a summary of transactions by the Company during the quarterly period commencing on February 1, 2000 and ending on April 30, 2000 involving issuances and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         During February 2000, the Company issued an aggregate of 1,596,255 shares of the Company's Common Stock to the two institutional investors and the Placement Agent under the Equity Line for an aggregate purchase price of $4,325,000, pursuant to an Equity Line draw and also issued warrants to the two institutional investors and the Placement Agent to purchase up to 159,622 shares of Common Stock at exercise prices ranging from $2.45 to $3.40 per share, which warrants are immediately exercisable and expire on December 31, 2004.

         On various dates during the quarter ended April 30, 2000, the Company issued an aggregate of 689,277 shares of the Company's Common Stock to two institutional investors upon the cashless exercise of 786,290 warrants issued under the Equity Line.

         On February 15, 2000, the Company issued 15,575 shares of Common Stock to one unaffiliated investor under the Company's 5% Adjustable Convertible Class C Preferred Stock upon the exercise of 15,575 warrants for an aggregate purchase price of $10,000.

         On February 18, 2000, the Company issued 95,000 shares of Common Stock to a construction contractor upon the exercise of 95,000 warrants at an exercise price $1.38. The warrants were issued in July 1998 for an extension of time to pay construction costs incurred.

         On February 23, 2000, the Company issued 44,014 shares of Common Stock to one private placement investor upon the exercise of 44,014 warrants at an exercise price of $1.00 per share. The warrants were issued in conjunction with a private placement entered into in April 1998.

         On various dates during the quarter ended April 30, 2000, the Company issued 98,282 shares of Common Stock to four unaffiliated investors under the Company's Class B Preferred Stock Agreement upon the cashless exercise of 141,272 warrants at an exercise price of $3.07 per share.

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


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2000. These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2000, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

                                                 SELECTED FINANCIAL DATA

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  YEAR ENDED APRIL 30,

                                                2000           1999            1998            1997             1996
                                           -------------   -------------   -------------   -------------   -------------

REVENUES:
Licensing fees .........................   $          -    $          -    $          -    $          -    $  3,000,000
Interest and other income ..............        369,000         380,000         534,000         346,000         143,000
                                           -------------   -------------   -------------   -------------   -------------
     Total revenues ....................        369,000         380,000         534,000         346,000       3,143,000

COSTS AND EXPENSES:
Research and development ...............      8,075,000       8,795,000       7,644,000       2,912,000       1,682,000
License fee ............................              -       4,500,000               -               -               -
General and administrative
     Unrelated entities ................      2,798,000       4,448,000       3,819,000       2,274,000         948,000
     Affiliates ........................              -               -               -         266,000         171,000
Stock-based compensation ...............      1,438,000         455,000         438,000         773,000               -
Loss on disposal of property ...........        327,000       1,247,000         161,000               -               -
Provision for note receivable ..........      1,863,000               -               -               -               -
Interest ...............................        382,000         428,000         296,000         148,000          17,000
 Purchased in-process research and
     development .......................              -               -               -      27,154,000               -
                                           -------------   -------------   -------------   -------------   -------------

      Total costs and expenses .........     14,883,000      19,873,000      12,358,000      33,527,000       2,818,000
                                           -------------   -------------   -------------   -------------   -------------

NET INCOME (LOSS) ......................   $(14,514,000)   $(19,493,000)   $(11,824,000)   $(33,181,000)   $    325,000
                                           =============   =============   =============   =============   =============

Net income (loss) before preferred stock
  accretion and dividends ..............   $(14,514,000)   $(19,493,000)   $(11,824,000)   $(33,181,000)   $    325,000
Preferred stock accretion and dividends:
  Accretion of Class B and Class C
   Preferred Stock discount ............              -        (531,000)     (2,476,000)              -      (5,327,000)
    Imputed dividends for Class B and
   Class C Preferred Stock .............         (2,000)        (15,000)       (965,000)       (544,000)       (561,000)
                                           -------------   -------------   -------------   -------------   -------------
NET LOSS APPLICABLE TO COMMON
    STOCK ..............................   $(14,516,000)   $(20,039,000)   $(15,265,000)   $(33,725,000)   $ (5,563,000)
                                           =============   =============   =============   =============   =============

WEIGHTED AVERAGE SHARES
   OUTSTANDING .........................     81,195,049      66,146,628      30,947,758      21,429,858      18,466,359
                                           =============   =============   =============   =============   =============

BASIC AND DILUTED LOSS
   PER SHARE ...........................   $      (0.18)   $      (0.30)   $      (0.49)   $      (1.57)   $      (0.30)
                                           =============   =============   =============   =============   =============

                                             CONSOLIDATED BALANCE SHEET DATA
                                                        APRIL 30,

                                               2000              1999             1998             1997             1996
                                           --------------   --------------   --------------   --------------   --------------
Cash and Cash Equivalents ..............   $   4,131,000    $   2,385,000    $   1,736,000    $  12,229,000    $   4,179,000
Working Capital (Deficit) ..............   $  (3,668,000)   $  (2,791,000)   $  (2,508,000)   $  10,618,000    $   7,461,000
Total Assets ...........................   $   5,953,000    $   7,370,000    $  12,039,000    $  18,701,000    $  10,776,000
Long-Term Debt .........................   $      89,000    $   3,498,000    $   1,926,000    $   1,970,000    $     987,000
Accumulated Deficit ....................   $(107,194,000)   $ (92,678,000)   $ (72,639,000)   $ (57,374,000)   $ (23,649,000)
Stockholders' Equity (Deficit)..........   $  (2,721,000)   $  (2,133,000)   $   5,448,000    $  14,568,000    $   8,965,000


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

         The following discussion is included to describe the Company's financial position and results of operations for each of the three years in the period ended April 30, 2000. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

         OVERVIEW. Techniclone Corporation is a biopharmaceutical company engaged in the research, development and commercialization of targeted cancer therapeutics. We develop product candidates based primarily on our proprietary collateral (indirect) tumor targeting technologies for the treatment of solid tumors and a direct tumor targeting agent for the treatment of refractory malignant lymphoma. As shown in the Company's consolidated financial statements, the Company incurred operating losses during fiscal 2000, 1999 and 1998 and has an accumulated deficit at April 30, 2000.


       YEAR ENDED APRIL 30, 2000 COMPARED TO THE YEAR ENDED APRIL 30, 1999

         Before we discuss the Company's total expenses (cash and non-cash expenses), we would like to discuss the Company's operational burn rate (cash expenses for operations) for the last six months of fiscal year ended April 30, 2000 compared to the same period in the prior year. We have used the most recent six month period to compare the Company's burn rate as such period is most indicative of the current level of support staff at the Company's facilities. As shown in the schedule below, the Company's operational burn rate has decreased $1,885,000 or approximately 33% for the current six-month period ended April 30, 2000 compared to the same period in the prior year. As further shown in the below schedule, the average monthly operational burn rate has decreased $314,000 (33%) per month for each month in the six months ended April 30, 2000 compared to the same average monthly periods in the prior year. The decrease in cash expenses primarily relates to a decrease in general and administrative costs as a result of fewer employees combined with a decrease in manufacturing expenses associated with shutting down the Company's manufacturing facility and related ancillary services. Moving forward, the Company has listed its excess space for sublease and plans to consolidate its operations in one building to further reduce its fixed operational burn rate. However, our total operational burn rate will vary substantially from quarter to quarter based on patient enrollment rates of our clinical trial programs and the funding of non-recurring items, which may include but are not limited to, items associated with product development, contract manufacturing, contract radiolabeling and the related commercial scale-up efforts of contract manufacturing and contract radiolabeling.

                                                  SIX MONTHS ENDED APRIL 30,
                                                -----------------------------
                                                    2000             1999
                                                -------------   -------------
Net loss (six month period)                     $ (5,863,000)   $(12,683,000)
Less non-cash (and non reoccurring) expenses:
    Loss on disposal of assets                       325,000       1,240,000
    Buyback of licensing rights                            -       4,500,000
    Depreciation and amortization                    261,000         367,000

                                                  SIX MONTHS ENDED APRIL 30,
                                                -----------------------------
                                                    2000             1999
                                                -------------   -------------
    Stock-based compensation expense and stock
      issued for interest, services and under
      severance agreements                      $  1,279,000    $    492,000
    Other severance expenses                         213,000         414,000
                                                -------------   -------------
Net operational burn rate for the six months
   ended April 30,                              $ (3,785,000)   $ (5,670,000)
                                                =============   =============
Net average monthly operational burn rate based
   on the six months ended April 30,            $   (631,000)   $   (945,000)
                                                =============   =============

         The Company incurred a net loss of approximately $14,514,000 for the fiscal year ended April 30, 2000, as compared to a net loss of approximately $19,493,000 for the fiscal year ended April 30, 1999. The decrease in net loss of approximately $4,979,000 or 26% in fiscal 2000 is primarily attributable to a decrease in total costs and expenses of $4,990,000 offset by a decrease in interest and other income of $11,000 as further detailed in the below schedule.

                                                                                  CURRENT YEAR
                                                                                    INCREASE
                                                                                   (DECREASE)
                                                 YEAR ENDED       YEAR ENDED       COMPARED TO
                                                APRIL 30, 2000   APRIL 30, 1999   THE PRIOR YEAR
                                                --------------   --------------   --------------
COSTS AND EXPENSES:
Research and development                        $   8,075,000    $   8,795,000    $    (720,000)
License fee                                                 -        4,500,000       (4,500,000)
General and administrative                          2,798,000        4,448,000       (1,650,000)
Stock-based compensation (non-cash)                 1,438,000          455,000          983,000
Loss on disposal of property  and  write-down
  of property held for sale                           327,000        1,247,000         (920,000)
Interest                                              382,000          428,000          (46,000)
Provision for note receivable                       1,863,000                -        1,863,000
                                                --------------   --------------   --------------

         Total costs and expenses                  14,883,000       19,873,000       (4,990,000)

INTEREST AND OTHER INCOME                             369,000          380,000          (11,000)
                                                --------------   --------------   --------------
NET LOSS                                        $ (14,514,000)    $(19,493,000)   $  (4,979,000)
                                                ==============   ==============   ==============

         The decrease in research and development expenses of $720,000 (8%) during the year ended April 30, 2000 compared to the same period in the prior year resulted primarily from decreased payroll, consulting and other ancillary costs of the manufacturing facility, which was shut down during fiscal year 2000. Costs to support a GMP manufacturing facility require highly specialized personnel and equipment that must be maintained on a continual basis. Although we believe that the Company has derived substantial benefits from our manufacturing operations, we believe that maintaining a GMP manufacturing facility is not an efficient use of our resources at this time. We intend to use contract manufacturers to provide GMP manufacturing of Oncolym(R), Cotara(TM) and other future products under development. Techniclone has manufactured a sufficient antibody supply to meet our current clinical trial needs for our Oncolym(R) and Cotara(TM) technologies and we have retained key development personnel who will be responsible for developing analytical methods and processes that will facilitate the transfer of technology to contract manufacturers. In addition, clinical trial expenses decreased in the current year primarily as a result of the Oncolym(R) Phase II/III clinical trial being halted by Schering A.G. during fiscal 2000 combined with slower patient enrollment into the Cotara(TM) brain study from November 1999 through February 2000 due to the Company's limited amount of cash on hand during that period of time. The Oncolym(R) dosing trial is scheduled to commence in the near future by

Schering A.G. and the Cotara(TM) brain study is currently being conducted at six clinical trial sites throughout the U.S. The Company believes clinical trial expenses will increase during fiscal year 2001 as the Company anticipates starting two additional solid tumor trials by December 2000 using its Cotara(TM) product and as the Oncolym(R) clinical study is scheduled to commence in the near future. The above current year decreases in research and development expenses were offset by an increase in product development expenses related to the Cotara(TM) and Oncolym(R) antibodies, increased radiolabeling development expenses and increased sponsored research fees paid to the University of Texas Southwestern Medical Center and the University of Southern California Medical Center.

         The decrease in license fee expense of $4,500,000 is due to the one time expense incurred in the prior year ended April 30, 1999 when the Company re-acquired certain Oncolym(R) rights from Biotechnology Development Ltd. ("BTD"). On the same day, the rights were licensed to Schering A.G. under a separate agreement. No similar events occurred in the current fiscal year ended April 30, 2000.

         The decrease in general and administrative expenses of $1,650,000 (37%) during the year ended April 30, 2000 in comparison to the prior year ended April 30, 1999 is primarily due to decreased severance expenses and payroll costs associated with Company layoffs and resignations during the middle of fiscal year 2000. On November 3, 1999, the Company's former Chief Executive Officer and Chief Financial Officer resigned and such positions were replaced with internal positions, thus decreasing the quarterly general and administrative personnel costs. In addition, the Company had a current year decrease in legal fees, consulting fees, shareholder meeting costs and other reductions in general expenses due to the Company's cost containment efforts to reduce the Company's administrative costs. The Company expects general and administrative expenses (excluding stock-based compensation) to decrease in fiscal year 2001 as all severance agreements have been completed and as the Company has decreased its overall headcount and aggregate gross salaries in the Administration Department. Excluding severance expenses of $735,000 and $1,249,000 for fiscal years ended April 30, 2000 and 1999 (related to two former officers of the Company), respectively, the Company's average monthly burn rate for general and administrative expenses decreased $95,000 or 36% per month from $267,000 per month during fiscal year 1999 to $172,000 per month during fiscal year 2000.

         Stock-based compensation (a non-cash expense) increased by $983,000 (216%) in the current year compared to the same period in the prior year primarily due to the expense recorded for the estimated fair value (utilizing the Black-Scholes valuation model) of a warrant to purchase up to 750,000 shares of Common Stock issued to Swartz Private Equity, LLC (SPE) in exchange for a commitment by SPE to fund a $35,000,000 equity line financing over a three year term. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Private Equity, LLC. In addition, the Company incurred additional stock-based compensation expense in the current year ended April 30, 2000 compared to the same period in the prior year for certain milestone based options which were achieved during the current fiscal year.

         The loss on disposal of assets and write-down of property held for sale decreased in the current year ended April 30, 2000 by $920,000 (74%) primarily due to the sale and subsequent leaseback transaction for the Company's facilities in December 1998, whereby the Company removed the net book value of land, buildings and building improvements of $7,014,000 from the consolidated financial statements and recorded a loss on sale of $1,171,000, which included selling expenses of $257,000. The above expense was offset by a current year increase in expenses for the disposal of laboratory equipment held for sale.

During fiscal year 2000, the Company expensed $267,000 in accordance with SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" for laboratory equipment held for sale, which is stated at the lower of the net book value or fair value of the related asset. The Company anticipates it will dispose of such assets held for sale within the next twelve months.

         Interest expense decreased $46,000 (11%) during the year ended April 30, 2000 in comparison to the year ended April 30, 1999 primarily due the lack of interest paid on an extension of time to pay construction costs (to enhance the Company's manufacturing facility) in the current fiscal year ended April 30, 2000, which was paid in the prior year, combined with the lack of interest on mortgage debt for the Company's two facilities, which was paid off in December 1998 in conjunction with the sale leaseback transaction. The above current year decreases in interest expense were off-set by a current year increase in interest expense on a $3,300,000 note payable issued to BTD, which was issued when the Company re-acquired certain Oncolym(R) rights in March 1999.

         The provision for a note receivable of $1,863,000 (a non-cash expense) pertains to a note receivable from the buyer of the Company's leased facilities. During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from buyer of $1,925,000 as partial consideration from the sale. In accordance with the related lease agreement, if the Company was to default under the lease agreement, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for the note receivable balance. Although the Company had made all payments under the lease agreement and had not defaulted under any terms of the lease agreement, the Company established a 100% allowance for the note receivable in the amount of $1,863,000 during October 1999 when the Company had a limited amount of cash on hand. The Company will continue to adjust the estimated allowance and record interest income on the note receivable as payments are received. The Company has received all payments through July 2000.

         Interest and other income decreased $11,000 or 3% during fiscal year 2000 compared to the prior year primarily due to a decrease in rental income. The Company has recently leased out approximately 8,000 square feet of its facilities and all remaining excess space is currently being listed for sale by the owner of the buildings and is also being listed for sublease by the Company. If the Company is able to sublease the excess space, rental income will increase in future months which will reduce the Company's overall burn rate. The Company does not expect to generate product sales for at least the next year.

         YEAR ENDED APRIL 30, 1999 COMPARED TO YEAR ENDED APRIL 30, 1998

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

         The increase in total costs and expenses of $7,515,000 from fiscal year 1998 to fiscal year 1999 is primarily attributable to an increase in license fees of $4,500,000 recorded in fiscal year 1999 to re-acquire certain marketing rights with respect to Oncolym(R) from BTD, an increase in loss on disposal of property of $1,086,000, primarily related to the sale of the Company's two buildings, which were subsequently leased back, an increase in research and development expenses of $1,151,000, primarily related to increased clinical trial costs, an increase in general and administrative expenses of $646,000, (including stock-based compensation) primarily related to severance arrangements with the Company's former officers, and an increase in interest expense of $132,000, related to greater interest bearing debt outstanding during the year.

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

         General and administrative expenses increased approximately $646,000 (including stock-based compensation) during the year ended April 30, 1999 in comparison to the prior year ended April 30, 1998. The increase in general and administrative expenses resulted primarily from expenses recorded in fiscal year 1999 of $1,249,000 under severance arrangements with the Company's former Chief Executive Officer and former V.P. of Operations and Administration, of which $760,000 was considered a non-cash expense. The increase in severance expense was partially offset by a decrease of $325,000 related to additional consideration paid to the Company's Class C Preferred stockholders in fiscal year 1998 combined with a net decrease in other general and administrative expenses of $278,000 in fiscal year 1999.

         Interest expense increased approximately $132,000 during the year ended April 30, 1999 in comparison to the year ended April 30, 1998 due to higher levels of interest-bearing debt outstanding during the year. During fiscal year 1999, the Company re-acquired certain Oncolym(R) rights from BTD and issued a note payable for $3,300,000, which bears simple interest at 10% per annum and is due and payable in full on March 1, 2001. In addition, during fiscal year 1999, the Company entered into a short-term note agreement to finance certain construction costs incurred to enhance the Company's manufacturing facilities, which also contributed to the increase in interest expense.

         Interest and other income decreased $154,000 during fiscal year 1999 compared to the prior year primarily due to a decrease in interest income of $204,000 partially offset by an increase in grant revenue of $67,000 from a major international pharmaceutical company for the TNT Phase I clinical trial in Mexico City.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of July 21, 2000, the Company had $12,762,000 in cash and cash equivalents. The Company has financed its operations primarily through the sale of Common Stock, which has been supplemented with payments received from various licensing deals. During fiscal year 2000, the Company received net proceeds of $10,999,000 primarily from the sale of Common Stock and from the exercise of stock options and warrants. Subsequent to April 30, 2000, the Company received gross proceeds of $7,800,000 under the Equity Line in exchange for 3,464,419 shares of the Company's Common Stock, including commission shares. Without obtaining additional financing or entering into additional licensing arrangements for the Company's other product candidates, the Company believes that it has sufficient cash on hand (excluding any future draws under the Equity
Line), to meet its obligations on a timely basis for at least the next 12 months.

         The Company has experienced negative cash flows from operations since its inception and expects the negative cash flow from operations to continue for the foreseeable future. The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale-up for clinical trial production and radiolabeling continues. As a result of increased activities in connection with the clinical trials for Cotara(TM) and Oncolym(R), and the development costs associated with Vasopermeation Enhancement Agents (VEAs), the Company expects that the monthly negative cash flow will continue. The development of the Company's Vascular Targeting Agent (VTA) technology will be funded primarily by Oxigene, Inc. under a joint venture agreement entered into during May 2000, whereby Oxigene, Inc. will be funding up to $20,000,000 in development costs.

         The Company has the ability, subject to certain conditions, to obtain future funding under the Equity Line, as amended on June 2, 2000, whereby, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's Common Stock until all common shares previously registered under the Equity Line have been exhausted. As of July 21, 2000, the Company had approximately 7,055,000 shares registered and available under the Equity Line for future Puts. Under the amendment, up to $2,800,000 of Puts can be made every month if the Company's closing bid price is $2.00 or higher during the 10-day pricing period. If the Company's closing bid price is between $1.00 and $2.00, then the Company can Put up to $1,500,000 per month and if the Company's closing bid price falls below $1.00 on any trading day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's Common Stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. Future Puts are priced at a discount equal to the greater of 17.5% of the lowest closing bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors or $0.20. At the time of each Put, the investors will be issued warrants, exercisable only on a cashless basis and expiring on December 31, 2004, to purchase up to 15% of the amount of Common Stock issued to the investors at the same price as the shares of Common Stock sold in the Put.

                             IMPACT OF THE YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in its critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $50,000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         A significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations due to the amount of cash on hand at April 30, 2000, which consists of highly liquid investments, and as the Company's debt instruments have fixed interest rates and terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         Reference is made to the financial statements included in this Report at pages F-1 through F-28.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

         Not applicable.


                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 2000 Annual Shareholders' Meeting.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 2000 Annual Shareholders' Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 2000 Annual Shareholder's Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         On December 29, 1999, Swartz Investments, LLC and BTD agreed to provide interim funding to the Company for up to $500,000 to continue the operations of the Company and to avoid the Company from filing for protection from its creditors. During this period of time, the closing stock price was $0.41 per share, the Company had minimal amount of cash on hand, significant payables to vendors and patent attorneys, and the Company was near a time of being delisted from The NASDAQ Stock Market. During January, the Company entered into the final agreement, a Regulation D Subscription Agreement, whereby the Company received $500,000 in exchange for an aggregate of 2,000,000 shares of Common Stock and issued warrants to purchase up to 2,000,000 shares of Common Stock at $0.25 per share. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Investments, LLC. BTD is controlled by Mr. Edward J. Legere, who is also a member of the Board of Directors.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         --------------------------------------------------------------------
         FORM 8-K
         --------

(a)      (1) Consolidated Financial Statements

         The financial statements and schedules listed below are filed as part of this Report:

                                                                            Page
                                                                            ----

             Report of Independent Auditors, Ernst & Young LLP              F-1

             Independent Auditors' Report, Deloitte & Touche LLP            F-2

             Consolidated Balance Sheets as of                              F-3
             April 30, 2000 and 1999

             Consolidated Statements of Operations                          F-5
             for each of the three years in the period ended April 30, 2000

             Consolidated Statements of Stockholders'                       F-6
             Equity (Deficit) for each of the three
             years in the period ended April 30, 2000

             Consolidated Statements of Cash Flows                          F-7
             for each of the three years in the period ended April 30, 2000

             Notes to Consolidated Financial Statements                     F-9

         (2) Financial Statement Schedules
             -----------------------------

             II  Valuation and Qualifying Accounts                          F-28


       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    EXHIBIT                                                                          SEQUENTIAL PAGE
    NUMBER                              DESCRIPTION                                         NO.
   --------        -------------------------------------------------------------     ---------------

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

     3.3           Certificate of Designation of 5% Adjustable Convertible Class
                   C Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997. (Incorporated by reference to
                   Exhibit 3.1 contained in Registrant's Current Report on Form
                   8-K as filed with the Commission on or about May 12, 1997).

     4.1 Form of Certificate for Common Stock (Incorporated by reference to the exhibit of the same number contained in Registrants' Annual Report on Form 10-K for the year end
                   April 30, 1988).

     4.4           Form of Subscription Agreement entered into with Series B
                   Convertible Preferred Stock Subscribers (Incorporated by reference to Exhibit 4.1 contained in Registrant's Report on Form 8-K dated December 27, 1995, as filed with the Commission on or about January 24, 1996).

     4.5 Registration Rights Agreement dated December 27, 1995, by and among Swartz Investments, Inc. and the holders of the Registrant's Series B Convertible Preferred Stock
                   (incorporated by reference to Exhibit 4.2 contained in Registrant's Current Report on Form 8-K dated December 27,
                   1995 as filed with the Commission on or about January 24,
                   1996).

     4.6           Warrant to Purchase Common Stock of Registrant issued to
                   Swartz Investments, Inc. (Incorporated by reference to
                   Exhibit 4.3 contained in Registrant's Current Report on Form
                   8-K dated December 27, 1995 as filed with the Commission on or about January 24, 1996).

     4.7 5% Preferred Stock Investment Agreement between Registrant and the Investors (Incorporated by reference to Exhibit 4.1 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

     4.8 Registration Rights Agreement between the Registrant and the holders of the Class C Preferred Stock (Incorporated by reference to Exhibit 4.2 contained in Registrant's Current
                   Report on Form 8-K as filed with the Commission on or about
                   May 12, 1997).


    EXHIBIT                                                                          SEQUENTIAL PAGE
    NUMBER                              DESCRIPTION                                         NO.
   --------        -------------------------------------------------------------     ---------------

     4.9 Form of Stock Purchase Warrant to be issued to the holders of the Class C Preferred Stock upon conversion of the Class C
                   Preferred Stock (Incorporated by reference to Exhibit 4.3 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

     4.10          Regulation D Common Equity Line Subscription Agreement dated
                   June 16, 1998 between the Registrant and the Equity Line
                   Subscribers named therein (Incorporated by reference to Exhibit 4.4 contained in Registrant's Current Report on Form
                   8-K dated as filed with the Commission on or about June 29,
                   1998).

     4.11          Form of Amendment to Regulation D Common Stock Equity Line
                   Subscription Agreement (Incorporated by reference to Exhibit
                   4.5 contained in Registrant's Current Report on Form 8-K filed with the Commission on or about June 29, 1998).

     4.12          Registration Rights Agreement between the Registrant and the
                   Subscribers (Incorporated by reference to Exhibit 4.6 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about June 29, 1998).

     4.13          Form of Stock Purchase Warrant to be issued to the Equity
                   Line Subscribers pursuant to the Regulation D Common Stock
                   Equity Subscription Agreement (Incorporated by reference to
                   Exhibit 4.7 contained in Registrant's Current Report on Form
                   8-K as filed with the Commission on or about June 29, 1998).

     4.14 Placement Agent Agreement dated as of June 16, 1998, by and between the Registrant and Swartz Investments LLC, a Georgia limited liability company d/b/a Swartz Institutional Finance
                   (Incorporated by reference to the exhibit contained in Registration's Registration Statement on Form S-3 (File No.
                   333-63773)).

     4.15          Second Amendment to Regulation D Common Stock Equity Line
                   Subscription Agreement dated as of September 16, 1998, by and among the Registrant, The Tail Wind Fund, Ltd. and Resonance
                   Limited (Incorporated by reference to the exhibit contained in Registration's Registration Statement on Form S-3 (File
                   No. 333-63773)).

     4.16          Form of Non-qualified Stock Option Agreement by an between
                   Registrant, Director and certain consultants dated December
                   22, 1999 (Incorporated by reference to the exhibit contained in Registration's Registration Statement on Form S-3 (File
                   No. 333-40716)).

    10.23          Incentive Stock Option, Nonqualified Stock Option and
                   Restricted Stock Purchase Plan - 1986 (Incorporated by reference to the exhibit contained in Registrant's
                   Registration Statement on Form S-8 (File No. 33-15102))*


    EXHIBIT                                                                          SEQUENTIAL PAGE
    NUMBER                              DESCRIPTION                                         NO.
   --------        -------------------------------------------------------------     ---------------

    10.24          Cancer Biologics Incorporated Incentive Stock Option,
                   Nonqualified Stock Option and Restricted Stock Purchase Plan
                   - 1987 (Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8 (File No.
                   33-8664)).*

    10.26          Amendment to 1986 Stock Option Plan dated March 1, 1988
                   (Incorporated by reference to the exhibit of the same number contained in Registrant's Annual Report on Form 10-K for the year ended April 30, 1988).*

    10.31          Agreement dated February 5, 1996, between Cambridge Antibody
                   Technology, Ltd. and Registrant (Incorporated by reference to Exhibit 10.1 contained in Registrant's Current Report on Form
                   8-K dated February 5, 1996, as filed with the Commission on or about February 8, 1996).

    10.32          Distribution Agreement dated February 29, 1996, between
                   Biotechnology Development, Ltd. and Registrant (Incorporated by reference to Exhibit 10.1 contained in Registrant's
                   Current Report on Form 8-K dated February 29, 1996, as filed with the Commission on or about March 7, 1996).

    10.33          Option Agreement dated February 29, 1996, by and between
                   Biotechnology Development, Ltd. And Registrant (Incorporated by reference to Exhibit 10.2 contained in Registrant's
                   Current Report on Form 8-K dated February 29, 1996, as filed with the Commission on or about March 7, 1996).

    10.40 1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrants' Registration Statement in form S-8 (File No. 333-17513)).*

    10.41 Stock Exchange Agreement dated as of January 15, 1997 among the stockholders of Peregrine Pharmaceuticals, Inc. and Registrant (Incorporated by reference to Exhibit 2.1 to Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 1997).

    10.42          First Amendment to Stock Exchange Agreement among the
                   Stockholders of Peregrine Pharmaceuticals, Inc. and
                   Registrant (Incorporated by reference to Exhibit 2.1 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

    10.43          Termination and Transfer Agreement dated as of November 14,
                   1997 by and between Registrant and Alpha Therapeutic
                   Corporation (Incorporated by reference to Exhibit 10.1 contained in Registrant's Current Report on Form 8-K as filed with the commission on or about November 24, 1997).


    EXHIBIT                                                                          SEQUENTIAL PAGE
    NUMBER                              DESCRIPTION                                         NO.
   --------        -------------------------------------------------------------     ---------------

    10.46          Option Agreement dated October 23, 1998 between Biotechnology
                   Development Ltd. and the Registrant (Incorporated by reference to the exhibit contained in Registrant's Quarterly
                   Report on Form 10-Q for the fiscal quarter ended October 31, 1998, as filed with the SEC on or about December 15, 1998).

    10.47          Real Estate Purchase Agreement by and between Techniclone
                   Corporation and 14282 Franklin Avenue Associates, LLC dated
                   December 24, 1998 (Incorporated by reference to Exhibit 10.47 to Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

    10.48 Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Techniclone Corporation, as Tenant, dated as of December
                   24, 1998 (Incorporated by reference to Exhibit 10.48 to
                   Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

    10.49          Promissory Note dated as of December 24, 1998 between
                   Techniclone Corporation (Payee) and TNCA Holding, LLC (Maker) for $1,925,000 (Incorporated by reference to Exhibit 10.49 to Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

    10.50 Pledge and Security Agreement dated as of December 24, 1998 for $1,925,000 Promissory Note between Grantors and
                   Techniclone Corporation (Secured Party) (Incorporated by reference to Exhibit 10.50 to Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

    10.51          Final fully-executed copy of the Regulation D Common Stock
                   Equity Line Subscription Agreement dated as of June 16, 1998 between the Registrant and the Subscribers named therein.

    10.53 Termination Agreement dated as of March 8, 1999 by and between Registrant and Biotechnology Development Ltd.
                   (Incorporated by reference to Exhibit 10.53 to Registrants'
                   Annual Report on Form 10-K for the year ended April 30,
                   1999).

    10.54 Secured Promissory Note for $3,300,000 dated March 8, 1999 between Registrant and Biotechnology Development Ltd.
                   (Incorporated by reference to Exhibit 10.54 to Registrants'
                   Annual Report on Form 10-K for the year ended April 30,
                   1999).

    10.55          Security Agreement dated March 8, 1999 between Registrant and
                   Biotechnology Development Ltd. (Incorporated by reference to
                   Exhibit 10.52 to Registrants' Annual Report on Form 10-K for the year ended April 30, 1999).


    EXHIBIT                                                                          SEQUENTIAL PAGE
    NUMBER                              DESCRIPTION                                         NO.
   --------        -------------------------------------------------------------     ---------------

    10.56 License Agreement dated as of March 8, 1999 by and between Registrant and Schering A.G. (Incorporated by reference to Exhibit 10.56 to Registrants' Annual Report on Form 10-K for the year ended April 30, 1999).**

    10.57          Patent License Agreement dated October 8, 1998 between
                   Registrant and the Board of Regents of the University of Texas System for patents related to Targeting the Vasculature of Solid Tumors (Vascular Targeting Agent patents)
                   (Incorporated by reference to Exhibit 10.57 to Registrants'
                   Quarterly Report on Form 10-Q for the quarter ended July 31,
                   1999).

    10.58          Patent License Agreement dated October 8, 1998 between
                   Registrant and the Board of Regents of the University of Texas System for patents related to the Coagulation of the Tumor Vasculature (Vascular Targeting Agent patents)
                   (Incorporated by reference to Exhibit 10.58 to Registrants'
                   Quarterly Report on Form 10-Q for the quarter ended July 31,
                   1999).

    10.59          License Agreement between Northwestern University and
                   Registrant dated August 4, 1999 covering the LYM-1 and LYM-2 antibodies (Oncolym(R)) (Incorporated by reference to Exhibit
                   10.59 to Registrants' Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

    10.60          Change in Control Agreement dated August 4, 1999 between
                   Registrant and John N. Bonfiglio, V.P. of Technology and
                   Business Development (Incorporated by reference to Exhibit
                   10.60 to Registrants' Quarterly Report on Form 10-Q for the quarter ended October 31, 1999).*

    10.63          Change in Control Agreement dated September 27, 1999 between
                   Registrant and Terrence Chew, V.P of Clinical and Regulatory
                   Affairs (Incorporated by reference to Exhibit 10.63 to Registrants' Quarterly Report on Form 10-Q for the quarter ended October 31, 1999).*

    10.64 Regulation D Subscription Agreement dated January 6, 2000 between Registrant and Subscribers, Swartz Investments, LLC and Biotechnology Development, LTD. (Incorporated by reference to Exhibit 10.64 to Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

    10.65          Registration Right Agreement dated January 6, 2000 between
                   Registrant and Subscribers of the Regulation D Subscription
                   Agreement dated January 6, 2000 (Incorporated by reference to
                   Exhibit 10.65 to Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).


    EXHIBIT                                                                          SEQUENTIAL PAGE
    NUMBER                              DESCRIPTION                                         NO.
   --------        -------------------------------------------------------------     ---------------

    10.66 Form of Warrant to be issued to Subscribers pursuant to the Regulation D Subscription Agreement dated January 6, 2000
                   (Incorporated by reference to Exhibit 10.66 to Registrants'
                   Quarterly Report on Form 10-Q for the quarter ended January
                   31, 2000).

    10.67 Warrant to purchase 750,000 shares of Common Stock of Registrant issued to Swartz Private Equity, LLC dated
                   November 19, 1999 (Incorporated by reference to Exhibit 10.67 to Registrants' Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

    10.68          Amendment Agreement dated June 14, 2000 to the License
                   Agreement dated March 8, 1999 by and between Registrant and Schering A.G. (Incorporated by reference to Exhibit 10.68 to
                   Registrants' Registration Statement on form S-3 (File No.
                   333-40716).

    10.69          Waiver Agreement effective December 29, 1999 by and between
                   Registrant and Biotechnology Development Ltd. (Incorporated by reference to Exhibit 10.69 to Registrants' Registration
                   Statement on form S-3 (File No. 333-40716).

    10.70          Joint Venture Agreement dated May 11, 2000 by and between
                   Registrant and Oxigene, Inc. (Incorporated by reference to Exhibit 10.70 to Registrants' Registration Statement on form
                   S-3 (File No. 333-40716).

    21             Subsidiary of Registrant                                                ***

    23.1           Consent of Ernst & Young LLP, Independent Auditors                      ***

    23.2           Consent of Deloitte & Touche LLP                                        ***

    27             Financial Data Schedule                                                 ***

-------------------------------

       *           This Exhibit is a management contract or a compensation plan or arrangement.
       **          Portions omitted pursuant to a request of confidentiality
                   filed separately with the Commission.
       ***         Filed herewith.

(b) Reports on Form 8-K: None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TECHNICLONE CORPORATION



Dated:  July 28, 2000                   By: /s/ John N. Bonfiglio
                                            ------------------------------------
                                            John N. Bonfiglio, President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                            Date
---------                                   --------                            ----

/s/ John N. Bonfiglio                       President & Chief Executive         July 28, 2000
------------------------------------        Officer (Principal Executive
John N. Bonfiglio                           Officer)


/s/ Paul J. Lytle                           Vice President of Finance           July 28, 2000
------------------------------------        and Accounting (Principal
Paul J. Lytle                               Financial and Principal
                                            Accounting Officer)


/s/ Carlton M. Johnson                      Director                            July 28, 2000
------------------------------------
Carlton M. Johnson


/s/ Edward J. Legere                        Director                            July 28, 2000
------------------------------------
Edward J. Legere


/s/ Eric S. Swartz                          Director                            July 28, 2000
------------------------------------
Eric S. Swartz


/s/ Clive R. Taylor, M.D., Ph.D.            Director                            July 28, 2000
------------------------------------
Clive R. Taylor, M.D., Ph.D.

                                       39

TECHNICLONE CORPORATION

REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Techniclone Corporation


We have audited the accompanying consolidated balance sheets of Techniclone Corporation as of April 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended April 30, 2000. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techniclone Corporation at April 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended April 30, 2000 and 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                       /s/ ERNST & YOUNG LLP
                                                       -------------------------

Orange County, California
June 16, 2000,
except for Notes 1, 6, and 13, as to which the date is July 21, 2000

TECHNICLONE CORPORATION

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Techniclone Corporation:



We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Techniclone Corporation and its subsidiary (the Company) for each of the two years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Techniclone Corporation and subsidiary as of April 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



/s/ DELOITTE & TOUCHE LLP
-------------------------

Costa Mesa, California
June 15, 1998

TECHNICLONE CORPORATION


CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------------------


                                                                   2000             1999
                                                               -------------   -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                      $  4,131,000    $  2,385,000
Other receivables, net of allowance for doubtful accounts of
   $342,000 (2000) and $201,000 (1999)                               90,000         279,000
Prepaid expenses and other current assets                           268,000         337,000
Laboratory equipment held for sale                                  428,000               -
Covenant not-to-compete with former officer                               -         213,000
                                                               -------------   -------------

         Total current assets                                     4,917,000       3,214,000

PROPERTY:
Leasehold improvements                                               73,000          71,000
Laboratory equipment                                                860,000       2,098,000
Furniture, fixtures and computer equipment                          806,000         838,000
                                                               -------------   -------------

                                                                  1,739,000       3,007,000
Less accumulated depreciation and amortization                     (869,000)     (1,067,000)
                                                               -------------   -------------

Property, net                                                       870,000       1,940,000

OTHER ASSETS:
Note receivable, net of allowance of
   $1,863,000 (2000) and $0 (1999)                                        -       1,863,000
Other, net                                                          166,000         353,000
                                                               -------------   -------------

         Total other assets                                         166,000       2,216,000
                                                               -------------   -------------

TOTAL ASSETS                                                   $  5,953,000    $  7,370,000
                                                               =============   =============

                                           F-3

TECHNICLONE CORPORATION


CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2000 AND 1999 (continued)
--------------------------------------------------------------------------------------------------------

                                                                                2000            1999
                                                                           -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                                           $    522,000    $    898,000
Deferred license revenue                                                      3,500,000       3,000,000
Related party note payable                                                    3,300,000               -
Accrued clinical trial site fees                                                280,000         691,000
Accrued royalties and license fees                                              268,000         310,000
Accrued legal and accounting fees                                               186,000         314,000
Notes payable, current portion                                                  110,000         106,000
Due to former officers under severance agreements                                     -         329,000
Other current liabilities                                                       419,000         357,000
                                                                           -------------   -------------

         Total current liabilities                                            8,585,000       6,005,000

NOTES PAYABLE                                                                    89,000         198,000
RELATED PARTY NOTE PAYABLE                                                            -       3,300,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock- $.001 par value; authorized 5,000,000 shares; Class C
  convertible preferred stock, shares outstanding 2000-none; 1999-121                 -               -
Common stock-$.001 par value; authorized 150,000,000 shares;
    outstanding 2000 - 90,612,610; 1999 - 73,372,205                             91,000          73,000
Additional paid-in-capital                                                  104,382,000      90,779,000
Accumulated deficit                                                        (107,194,000)    (92,678,000)
                                                                           -------------   -------------
                                                                             (2,721,000)     (1,826,000)
Less notes receivable from sale of common stock                                       -        (307,000)
                                                                           -------------   -------------

    Total stockholders' equity (deficit)                                     (2,721,000)     (2,133,000)
                                                                           -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                                         $  5,953,000    $  7,370,000
                                                                           =============   =============


                    See accompanying notes to consolidated financial statements.

                                                F-4

TECHNICLONE CORPORATION


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000
-------------------------------------------------------------------------------------------------


                                                        2000             1999            1998
                                                    -------------   -------------   -------------

COSTS AND EXPENSES:
Research and development                            $  8,075,000    $  8,795,000    $  7,644,000
License fee                                                    -       4,500,000               -
General and administrative                             2,798,000       4,448,000       3,819,000
Stock-based compensation (non-cash)                    1,438,000         455,000         438,000
Loss on disposal of property and write-down of
  property held for sale                                 327,000       1,247,000         161,000
Interest                                                 382,000         428,000         296,000
Provision for note receivable                          1,863,000               -               -
                                                    -------------   -------------   -------------

         Total costs and expenses                     14,883,000      19,873,000      12,358,000

INTEREST AND OTHER INCOME                                369,000         380,000         534,000
                                                    -------------   -------------   -------------

NET LOSS                                            $(14,514,000)   $(19,493,000)   $(11,824,000)
                                                    =============   =============   =============

Net loss before preferred stock
    accretion and dividends                         $(14,514,000)   $(19,493,000)   $(11,824,000)
Preferred stock accretion and dividends:
   Accretion of Class B and Class C preferred
     stock discount                                            -        (531,000)     (2,476,000)
   Imputed dividends for Class B and
     Class C preferred stock                              (2,000)        (15,000)       (965,000)
                                                    -------------   -------------   -------------
Net loss applicable to common stock                 $(14,516,000)   $(20,039,000)   $(15,265,000)
                                                    =============   =============   =============

Weighted average shares outstanding                   81,195,049      66,146,628      30,947,758
                                                    =============   =============   =============
BASIC AND DILUTED LOSS PER
    COMMON SHARE                                    $      (0.18)   $      (0.30)   $      (0.49)
                                                    =============   =============   =============

               See accompanying notes to consolidated financial statements.

                                           F-5

TECHNICLONE CORPORATION


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000
----------------------------------------------------------------------------------------------------

                                                                                       ADDITIONAL
                                        PREFERRED STOCK          COMMON STOCK             PAID-IN
                                      SHARES      AMOUNT      SHARES        AMOUNT        CAPITAL
                                     --------  -----------  ------------  -----------  -------------

BALANCES, MAY 1, 1997                 14,200   $        -    27,248,652   $   27,000   $ 72,557,000
Accretion of Class B and Class
  C preferred stock dividends
  and discount                           448                                              3,429,000
Preferred stock issued upon
  exercise of Class C Placement
  Agent Warrant, net of
  offering costs of $115,000             670                                                555,000
Additional consideration on
  Class C preferred stock                325                                                325,000
Common stock issued upon
  conversion of Class B and
  Class C preferred stock            (10,836)                19,931,282       20,000        (20,000)
Common stock issued for cash
  and upon exercise of options
  and warrants                                                1,291,794        1,000      1,210,000
Common stock issued for
  services and interest                                          75,623        1,000         94,000
Deferred stock compensation, net                                                            374,000
Stock-based compensation
Reduction of notes receivable
Net loss
                                     --------  -----------  ------------  -----------  -------------
BALANCES, APRIL 30, 1998               4,807            -    48,547,351       49,000     78,524,000
Accretion of Class C preferred
  stock dividends and discount                                                              531,000
Preferred stock issued upon
  exercise of Class C Placement
  Agent Warrant                          530                                                530,000
Common stock issued for cash
  under Equity Line Agreement,
  net of offering costs of
  $678,000                                                    6,656,705        6,000      5,066,000
Common stock issued upon
  conversion of Class C
  warrants and Equity Line
  warrants                                                    5,909,015        6,000      3,635,000
Common stock issued upon
  conversion of Class C
  preferred stock                     (5,216)                 9,428,131        9,000         (9,000)
Common stock issued for cash
  upon exercise of options and
  warrants                                                      528,034        1,000        316,000
Common stock issued for
  services, license rights,
  interest, and under severance
  agreements                                                  2,302,969        2,000      1,832,000
Deferred stock compensation, net                                                          2,199,000
Stock-based compensation
Reduction of notes receivable
Net loss
                                     --------  -----------  ------------  -----------  -------------
BALANCES, APRIL 30, 1999                 121            -    73,372,205       73,000     92,624,000
Common stock issued upon
  conversion of Class C
  preferred stock                       (121)                   312,807        1,000         (1,000)
Accretion of Class C dividends
Common stock issued for cash
  under Equity Line Agreement,
  net of offering costs of
  $781,000                                                    9,712,044       10,000      7,947,000
Common stock issued for cash
  under Subscription Agreement
  with Related Parties                                        2,000,000        2,000        498,000
Common stock issued upon
  conversion of Class C
  warrants and Equity Line
  warrants                                                    1,048,802        1,000         41,000
Common stock issued for cash
  upon exercise of options and
  warrants                                                    3,092,648        3,000      2,497,000
Common stock issued for
  services, license rights,
  interest, and under severance
  agreements                                                  1,074,104        1,000      1,183,000
Deferred stock compensation                                                               1,851,000
Stock-based compensation
Reduction of notes receivable
Net loss
                                     --------  -----------  ------------  -----------  -------------

BALANCES, APRIL 30, 2000                   -   $        -    90,612,610   $   91,000   $106,640,000
                                     ========  ===========  ============  ===========  =============

(CONTINUED)

                                                                      NOTES             NET
                                     DEFERRED                       RECEIVABLE     STOCKHOLDERS'
                                       STOCK       ACCUMULATED     FROM SALE OF       EQUITY
                                   COMPENSATION      DEFICIT       COMMON STOCK      (DEFICIT)
                                  --------------  --------------  ---------------  -------------

BALANCES, MAY 1, 1997             $    (165,000)  $ (57,374,000)  $     (477,000)  $ 14,568,000
Accretion of Class B and Class
  C preferred stock dividends
  and discount                                       (3,441,000)                        (12,000)
Preferred stock issued upon
  exercise of Class C Placement
  Agent Warrant, net of
  offering costs of $115,000                                                            555,000
Additional consideration on
  Class C preferred stock                                                               325,000
Common stock issued upon
  conversion of Class B and
  Class C preferred stock
Common stock issued for cash
  and upon exercise of options
  and warrants                                                                        1,211,000
Common stock issued for
  services and interest                                                                  95,000
Deferred stock compensation, net       (374,000)
Stock-based compensation                438,000                                         438,000
Reduction of notes receivable                                             92,000         92,000
Net loss                                            (11,824,000)                    (11,824,000)
                                  --------------  --------------  ---------------  -------------
BALANCES, APRIL 30, 1998               (101,000)    (72,639,000)        (385,000)     5,448,000
Accretion of Class C preferred
  stock dividends and discount                         (546,000)                        (15,000)
Preferred stock issued upon
  exercise of Class C Placement
  Agent Warrant                                                                         530,000
Common stock issued for cash
  under Equity Line Agreement,
  net of offering costs of
  $678,000                                                                            5,072,000
Common stock issued upon
  conversion of Class C
  warrants and Equity Line
  warrants                                                                            3,641,000
Common stock issued upon
  conversion of Class C
  preferred stock                                                                             -
Common stock issued for cash
  upon exercise of options and
  warrants                                                                              317,000
Common stock issued for
  services, license rights,
  interest, and under severance
  agreements                                                                          1,834,000
Deferred stock compensation, net     (2,199,000)                                              -
Stock-based compensation                455,000                                         455,000
Reduction of notes receivable                                             78,000         78,000
Net loss                                            (19,493,000)                    (19,493,000)
                                  --------------  --------------  ---------------  -------------
BALANCES, APRIL 30, 1999             (1,845,000)    (92,678,000)        (307,000)    (2,133,000)
Common stock issued upon
  conversion of Class C
  preferred stock                                                                             -
Accretion of Class C dividends                           (2,000)                         (2,000)
Common stock issued for cash
  under Equity Line Agreement,
  net of offering costs of
  $781,000                                                                            7,957,000
Common stock issued for cash
  under Subscription Agreement
  with Related Parties                                                                  500,000
Common stock issued upon
  conversion of Class C
  warrants and Equity Line
  warrants                                                                               42,000
Common  stock  issued  for  cash
  upon  exercise  of options and
  warrants                                                                            2,500,000
Common stock issued for
  services, license rights,
  interest, and under severance
  agreements                                                                          1,184,000
Deferred stock compensation          (1,851,000)                                              -
Stock-based compensation              1,438,000                                       1,438,000
Reduction of notes receivable                                            307,000        307,000
Net loss                                            (14,514,000)                    (14,514,000)
                                  --------------  --------------  ---------------  -------------

BALANCES, APRIL 30, 2000          $  (2,258,000)  $(107,194,000)  $            -   $ (2,721,000)
                                  ==============  ==============  ===============  =============


                    See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000
------------------------------------------------------------------------------------------------------

                                                             2000             1999            1998
                                                         -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(14,514,000)   $(19,493,000)   $(11,824,000)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Provision for note receivable                            1,863,000               -               -
   Buyback of licensing rights                                      -       4,500,000               -
   Depreciation and amortization                              516,000       1,046,000         706,000
   Loss on disposal of long-term assets and write-down        327,000       1,247,000         201,000
    of property held for sale
   Stock-based compensation expense and common stock
    issued for interest, services, and under severance
    agreements                                              2,622,000       1,089,000         533,000
   Severance expense                                          213,000         414,000               -
   Reserve for contract loss, net of inventory write-off            -               -        (156,000)
   Additional consideration on Class C preferred stock              -               -         325,000
Changes in operating assets and liabilities, net
  of effects from acquisition of subsidiaries:
  Other receivables, net                                      142,000        (161,000)        289,000
  Prepaid expenses and other current assets                    69,000          13,000        (251,000)
  Other assets                                                187,000
  Accounts payable and other accrued liabilities             (813,000)       (200,000)        324,000
  Accrued clinical trial site fees                           (411,000)        691,000               -
  Deferred license revenue                                    500,000       3,000,000               -
                                                         -------------   -------------   -------------

     Net cash used in operating activities                 (9,299,000)     (7,854,000)     (9,853,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                      -       3,924,000               -
Purchases of property                                        (201,000)       (542,000)     (2,874,000)
Payments on (issuance of) notes receivable                     47,000          15,000         (24,000)
Increase in other assets                                            -        (335,000)        (46,000)
                                                         -------------   -------------   -------------
     Net cash provided by (used in) investing activities     (154,000)      3,062,000      (2,944,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock                           -         530,000         555,000
Net proceeds from issuance of common stock                 10,999,000       9,030,000       1,211,000
Payment of Class C preferred stock dividends                   (2,000)        (15,000)        (12,000)
Payments on notes receivable from sale of common stock        307,000          78,000          52,000
Principal payments on notes payable                          (105,000)     (4,382,000)       (100,000)
Proceeds from issuance of notes payable                             -         200,000         598,000
                                                         -------------   -------------   -------------

     Net cash provided by financing activities             11,199,000       5,441,000       2,304,000
                                                         -------------   -------------   -------------

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
-------------------------------------------------------------------------------------------------------

                                                             2000             1999            1998
                                                         -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                         $  1,746,000    $    649,000    $(10,493,000)

CASH AND CASH EQUIVALENTS,
   Beginning of year                                        2,385,000       1,736,000      12,229,000
                                                         -------------   -------------   -------------

CASH AND CASH EQUIVALENTS,
   End of year                                           $  4,131,000    $  2,385,000    $  1,736,000
                                                         =============   =============   =============

SUPPLEMENTAL INFORMATION:
Interest paid                                            $    217,000    $    203,000    $    258,000
                                                         =============   =============   =============

Schedule of non-cash investing and financing activities:
  Purchase of laboratory equipment for notes payable                     $     57,000
                                                                         =============
  Note receivable from sale of property                                  $  1,925,000
                                                                         =============


For supplemental information relating to conversion of preferred stock into common stock, common stock issued in exchange for services, forgiveness of note receivable from officer, provision for note receivable, loss on disposal of property and other non-cash transactions, see Notes 3, 4, 5, 6, 7, 8 and 9.

                    See accompanying notes to consolidated financial statements.

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

1.      ORGANIZATION AND BUSINESS DESCRIPTION

        ORGANIZATION - Techniclone Corporation ("Techniclone or the Company") was incorporated in the state of Delaware on September 25, 1996. On March 24, 1997, Techniclone International Corporation, a California corporation, (predecessor company incorporated in June 1981) was merged with and into Techniclone Corporation. Techniclone has one wholly owned subsidiary, Peregrine Pharmaceuticals, Inc., a Delaware corporation, which was acquired on April 24, 1997.

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

         At July 21, 2000, we had $12,762,000 in cash and cash equivalents. We have expended substantial funds on the development of our product candidates and for clinical trials. As a result, we have had negative cash flows from operations since inception and expect the negative cash flows from operations to continue until we are able to generate sufficient additional revenue from the sale and/or licensing of our products. Although we have sufficient cash on hand to meet our obligations on a timely basis for at least the next 12 months, we will continue to require additional funding to sustain our research and development efforts, provide for future clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations until we are able to generate sufficient revenue from the sale and/or licensing of our products. We plan to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with another company.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Peregrine Pharmaceuticals, Inc. (Peregrine). The Company acquired the VTA technology through the acquisition of Peregrine in April 1997. All intercompany balances and transactions have been eliminated.

         CASH EQUIVALENTS - The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

         PROPERTY - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

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

         PREFERRED STOCK DIVIDENDS - Dividends on Class B and Class C Stock are accreted over the life of the preferred stock and are based on the stated

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

dividend rate (10% for the Class B and 5% for the Class C) plus the dividend amount attributable to the discount at the issuance date. To the extent that unconverted shares of Class B and Class C Stock remain outstanding, the value of the dividend is remeasured and recorded on each date that the conversion rate changes.

         REVENUE RECOGNITION - Revenues related to licensing agreements (Note 7) are recognized when cash has been received and all obligations of the Company have been met, which is generally upon the transfer of the technology license or other rights to the licensee.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Among other things, SAB No. 101 requires that license and other up-front fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. SAB No. 101 is effective no later than the fourth fiscal quarters of the fiscal years beginning after December 15, 1999. The Company is currently reviewing the impact of SAB No. 101 and the effect it may have on the Company's financial position and results of operations.

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

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - Net loss per share attributable to common stockholders is calculated by taking the net loss for the year and deducting the dividends and Preferred Stock issuance discount accretion on the Class B Preferred Stock and the Class C Preferred Stock during the year and dividing the sum of these amounts by the weighted average number of shares of common stock outstanding during the year. Because the impact of options, warrants, and other convertible instruments are antidilutive, there is no difference between basic and diluted loss per share amounts for the three years in the period ended April 30, 2000. The Company has excluded the following shares issuable upon the exercise of common stock warrants and options and conversions of outstanding Preferred Stock and Preferred Stock dividends from the three years ended April 30, 2000 per share calculation because their effect is antidilutive:

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

                                                           2000          1999         1998
                                                        ------------  ------------  ------------
  Common stock equivalent shares assuming issuance
     of shares represented by outstanding stock
     options and warrants utilizing the treasury
     stock method
                                                          6,603,433     2,927,725     3,840,220
  Common stock equivalent shares assuming issuance
     of shares upon conversion of preferred stock and
     Class C placement agent warrants utilizing the
     if-converted method
                                                            117,130       613,035    24,117,127

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

         RECLASSIFICATION - Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS - Effective May 1, 1998, the Company adopted SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the fiscal years ended April 30, 2000, 1999 and 1998, the Company did not have any components of comprehensive income as defined in SFAS No. 130.

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

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

3.       NOTES RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities (Note 4) and recorded an initial note receivable from buyer of $1,925,000. The note bears interest at 7.0% per annum through December 1, 2001 and 7.5% thereafter and is collaterized under the Security and Pledge Agreement. The note receivable is amortized over 20 years and is due upon the earlier of 12 years or upon the sale of related facilities. In accordance with the related lease agreement, if the Company defaults under the lease agreement, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for the note receivable balance. Although the Company had made all payments under the lease agreement and had not defaulted under any terms of the lease agreement, the Company established a 100% reserve for the note receivable in the amount of $1,863,000 during the fiscal year ended April 30, 2000. The Company will continue to adjust the estimated allowance and record interest income on the note receivable as payments are received. The Company has received all payments through July 2000.

         The covenant not-to-compete with former officer of $213,000 at April 30, 1999 represents the unamortized portion of the original $350,000 note receivable from a former officer. During July 1998, the Company entered into a severance agreement with the former officer (Note 6) whereby the Company agreed that if the former officer did not compete with the Company during the period beginning March 1, 1998 through February 29, 2000, the Company will, on March 1, 2000, forgive an amount equal to his principal note of $350,000 and interest thereon. The Company amortized the note receivable over the period not-to-compete as a non-cash expense included in general and administrative expenses in the accompanying financial statements. On March 1, 2000, the Company forgave the note receivable and accrued interest charges thereon.

4.       PROPERTY

         On December 24, 1998, the Company completed the sale and subsequent leaseback of its two facilities with an unrelated entity. The aggregate sales price of the two facilities was $6,100,000, comprised of $4,175,000 in cash and a note receivable of $1,925,000 (Note 3). In accordance with SFAS No. 98, the Company accounted for the sale and subsequent leaseback transaction as a sale and removed the net book value of land, buildings and building improvements of $7,014,000 from the consolidated financial statements and recorded a loss on sale of $1,171,000, which included selling expenses of $257,000.

         Property held for sale represents lab equipment located in the Company's manufacturing facility, which was shut down during the quarter ended April 30, 2000. During the quarter ended April 30, 2000, the Company expensed $267,000 in accordance with SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" included in the accompanying consolidated financial statements. Laboratory equipment held for sale is stated at the lower of the net book value or fair value of the related asset. The Company anticipates it will dispose of such assets within the next twelve months.

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

5.       NOTES PAYABLE

         During December 1998, the Company borrowed $200,000 from an unrelated entity. The note is unsecured, bears interest at 7.0% per annum and is payable over three years. Principal and interest payments of $6,000 are due monthly.

         On March 8, 1999, the Company entered into a Termination Agreement with Biotechnology Development Ltd. ("BTD") and re-acquired the Oncolym(R) distribution rights (Note 7). In conjunction with the Termination Agreement, the Company issued a note payable for $3,300,000 due and payable on March 1, 2001. The note payable originally bore simple interest at a rate of 10% per annum, payable monthly. The note was originally collateralized by all available tangible assets of the Company. On December 1, 1999, the Company defaulted on its monthly interest payment of $27,500 to BTD on the $3,300,000 note payable and did not file a registration statement with the Securities and Exchange Commissions to register 1,523,809 shares of common stock and warrants to purchase up to 4,825,000 shares of common stock by December 8, 1999 due to the limited amount of cash on hand at that time. The note payable and shares of common stock were issued to BTD upon the Company re-acquiring certain Oncolym(R) distribution rights. On December 29, 1999, the Company obtained a waiver from BTD for the deferral of interest payments for up to nine months and an extension of time to register 1,523,809 shares of common stock and warrants to purchase up to 4,825,000 shares of common stock until the Company's next registration statement filing. In exchange for this waiver, the Company agreed to (i) increase the rate of interest from 10% per annum to 12% per annum on the note payable of $3,300,000 effective December 1, 1999, (ii) replace the current collateral with the rights to the TNT technology (iii) extend the expiration date of 5,325,000 warrants to December 1, 2005 and (iv) only in the case of a merger, acquisition, or reverse stock split, re-price up to 5,325,000 warrants to an exercise price of $0.34 per share. BTD is a limited partnership controlled by Mr. Edward J. Legere, a member of the Board of Directors since December 29, 1999.

         During fiscal year 1998, in conjunction with upgrading the Company's manufacturing facilities, the Company issued a short-term note payable to a construction contractor for $2,385,000. The note payable was issued in exchange for $1,885,000 of accounts payable due to the contractor and cash proceeds of $500,000 for working capital purposes. Under the terms of the short-term note agreement, the Company issued 82,235 and 65,000 shares of common stock for interest charges in fiscal year 1999 and 1998, respectively. In conjunction with the financing, the Company issued two warrants, expiring through July 2001, to purchase an aggregate of 335,000 shares of the Company's common stock at an average price of $.79 per share. The value of the warrants were based on a Black-Scholes formula after considering the terms in the related warrant agreements. During fiscal year 1999 and 1998, the Company recorded $115,000 and $45,000 as interest expense for the fair value of the related warrants. In August 1998, the note payable of $2,385,000 was paid in full.

         In addition, the Company has entered into three separate note agreements with aggregate amounts due of $189,000 to finance laboratory equipment that bear interest at rates between 10% and 10.9% and require aggregate monthly payments of $4,000 through June 2002.

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

         Minimum future principal payments on notes payable as of April 30, 2000 are as follows:

                         Year ending April 30:
                           2001                               $      3,410,000
                           2002                                         86,000
                           2003                                          2,000
                                                              -----------------
                                                              $      3,498,000
                                                              =================


6.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASE. In December 1998, the Company sold and subsequently leased back its two facilities in Tustin, California. The lease has an original lease term of twelve years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years. Rent expense under the lease agreement totaled $735,000 and $269,000 for fiscal years 2000 and 1999, respectively. At April 30, 2000, future minimum lease payments under the noncancelable operating lease are as follows:

                         Year ending April 30:
                           2001                               $        684,000
                           2002                                        698,000
                           2003                                        707,000
                           2004                                        721,000
                           2005                                        731,000
                           Thereafter                                4,378,000
                                                              -----------------
                                                              $      7,919,000
                                                              =================

         RENTAL INCOME. During April 2000, the Company entered into a sublease with an unrelated entity for a portion of the Company's leased facility. Future aggregate minimum rental payments to be received under the three year sublease term is $327,000.

         SEVERANCE AGREEMENTS. In July 1998, the Company entered into a severance agreement with its former Chief Executive Officer (CEO). The severance agreement provides for the former CEO to be paid $300,000 a year for the period beginning March 1, 1998 through March 1, 2000. Outstanding stock options to purchase an aggregate of 989,000 shares of common stock will vest and be payable on December 31, 1998, December 31, 1999 and March 1, 2000 in equal installments. In addition, the Company will make income tax payments, at the bonus rate, to the appropriate taxing authorities. In addition, the Company agreed that if the former CEO did not compete during the period beginning March 1, 1998 and ending February 29, 2000, the Company will, on March 1, 2000, forgive the former CEO an amount equal to his note of $350,000, plus all accrued interest thereon (Note
3). Under the severance agreement, the Company expensed approximately $573,000 and $948,000, of which, $337,000 and $595,000 was considered a non-cash expense for the fiscal years ended April 30, 2000 and 1999, respectively, which has been included in general and administrative expenses in the accompanying consolidated financial statements. As of March 1, 2000, the Company had no further obligations under this severance agreement.

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

        On October 4, 1998, the Company's former Vice President of Operations and Administration resigned to pursue other personal and business interests. In connection with his resignation, the Company entered into a severance agreement whereby the former Vice President of Operations and Administration will provide consulting services to the Company as an independent consultant for a fixed and non-cancelable period of sixteen months continuing until January 31, 2000, in consideration of a monthly consulting fee of $12,500 and the issuance of an aggregate of 320,000 shares of Common Stock during such period for the exercise of outstanding stock options, without the requirement of any payment of the exercise price ($.60 per share). During fiscal years ended April 30, 2000 and 1999, 80,000 and 240,000 shares of common stock, respectively, had been issued under the severance agreement. In addition, under the severance agreement, the Company made tax payments totaling $65,280 to federal and state taxing authorities to offset the income to the former Vice President of Operations and Administration resulting from the non-payment of the exercise price for such options. Under the severance agreement, the Company expensed approximately $162,000 and $301,000, of which, $40,000 and $165,000 was considered a non-cash expense for the fiscal years ended April 30, 2000 and 1999, respectively, which has been included in general and administrative expenses in the accompanying consolidated financial statements. The Company had no further commitments under this severance agreement as of April 30, 2000.

         LEGAL PROCEEDINGS. During March 2000, the Company was served with a notice of lawsuit filed in Orange County Superior Court for the State of California by a former officer of the Company who resigned from the Company on November 3, 1999. The lawsuit alleges a single cause of action for breach of contract. A Director of the Company was also served with a notice of lawsuit, but such claims do not appear to be directed toward the Company. A hearing was held on July 21, 2000 in which the Superior Court judge approved a plaintiff request for a writ of attachment and required the plaintiff to post a $15,000 bond in connection with that writ. The case is in the early stages of investigation and the Company is unable to evaluate the likelihood of an unfavorable outcome. The Company intends to vigorously contest the underlying complaint.



7.       LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

                                   ONCOLYM(R)

         On March 8, 1999, the Company entered into a License Agreement with Schering A.G. whereby Schering A.G. was granted the exclusive, worldwide right to market and distribute Oncolym(R) products, in exchange for an initial payment of $3,000,000 and future milestone payments plus a royalty on net sales. The initial up-front payment of $3,000,000 received during fiscal year 1999 is included in deferred license revenue in the accompanying consolidated financial statements at April 30, 2000 and 1999 and will be recognized as license revenue when all obligations of the Company have been met. During June 2000, the Company and Schering A.G. entered into an amendment to the License Agreement (the Amendment) whereby Schering A.G. has agreed to pay for 100% of the Oncolym(R) clinical development expenses, excluding drug related costs, for the Phase I clinical trial for the treatment of up to 18 patients. In exchange for this commitment, Techniclone has agreed to transfer $1,300,000 of its common stock to Schering A.G. as defined in the Amendment. Upon the successful completion of the Phase I clinical trial, Schering A.G. will pay for 100% of the Phase II/III clinical trial (excluding drug related costs) in exchange for the Company

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

issuing an additional $1,700,000 of its common stock as defined in the Amendment. Eighty percent of the clinical trial costs in excess of the $1,300,000 for the Phase I trial and $1,700,000 for the Phase II/III trial will be paid by Schering A.G. and Techniclone will pay the remaining 20%. If Schering A.G. moves forward after the Phase II/III clinical trial, then Schering A.G. has agreed to refund Techniclone 80% of the proceeds it received from the sale of Techniclone's common stock by applying such amount to the Company's clinical and manufacturing obligations under the License Agreement.

        Also in March 1999, the Company entered into a Termination Agreement with BTD, pursuant to which the Company terminated all previous agreements with BTD and thereby reacquired the marketing rights to Oncolym(R) products in Europe and certain other designated foreign countries. In exchange for these rights, the Company expensed $4,500,000 as a license fee in fiscal year 1999, which was comprised of a secured promissory note payable in the amount of $3,300,000 and shares of common stock equal to $1,200,000, or 1,523,809 common shares. The number of shares of common stock issued was calculated by taking $1,200,000 divided by ninety percent (90%) of the market price of the Company's common stock as defined in the Termination Agreement. In addition, the Company issued warrants to purchase up to 3,700,000 shares of common stock at an exercise price of $3.00 per share exercisable through March 2002 and issued warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $5.00 per share. The warrants were measured utilizing the Black-Scholes option valuation model (Note 5).

         On October 23, 1998, the Company entered into an Option Agreement with BTD for an extension of time to reacquire the Oncolym(R) rights. Under the Option Agreement, the Company paid $37,500 per month through March 8, 1999 and also issued a warrant to purchase up to 125,000 shares of common stock at $3.00 per share. The fair value of the warrant was measured utilizing the Black-Scholes option valuation model.

         In November 1997, the Company entered into a Termination and Transfer Agreement with Alpha Therapeutic Corporation (Alpha), whereby the Company reacquired the rights for the development, commercialization and marketing of Oncolym(R) in the United States and certain other countries, previously granted to Alpha in October 1992. Under the terms of the Termination and Transfer Agreement, the Company paid Alpha $260,000 upon signing of the agreement and paid an additional $250,000 upon enrollment of the first clinical trial patient by the Company. In addition, the Company has contingent obligations due upon filing of a Biologics License Application ("BLA") and upon FDA approval of a BLA by the Food and Drug Administration plus a royalty on net sales for product sold in North, South and Central America and Asia for five (5) years after commercialization of the product. Under the Termination and Transfer Agreement, $510,000 was expensed in fiscal year 1998 and no amounts were due or payable at April 30, 2000.

         On October 28, 1992, the Company entered into an agreement with an unrelated corporation (licensee) to terminate a previous license agreement relating to Oncolym(R). The termination agreement provides for maximum payments of $1,100,000 to be paid by the Company based on achievement of certain milestones, including royalties on net sales. As of April 30, 2000, the Company had paid $100,000 and accrued for an additional $100,000 relating to the termination agreement. There have been no sales of the related products through April 30, 2000.

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

         In 1985, the Company entered into a research and development agreement, as amended in August 1999, with Northwestern University and its researchers to develop Oncolym(R). The Company holds an exclusive world-wide license to manufacture and market products using the Oncolym(R) antibodies. In exchange for the world-wide license to manufacture and market the products, the Company will pay Northwestern University a royalty on net sales.

                       TUMOR NECROSIS THERAPY (COTARA(TM))

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

                            VASCULAR TARGETING AGENTS

         On May 17, 2000, the Company entered into a joint venture with Oxigene, Inc. for its VTA technology. Under the terms of the joint venture, the Company has agreed to supply its VTA intellectual property to the joint venture. In exchange for this, Oxigene, Inc. has agreed to provide its next generation tubulin-binding compounds and based on the development success of the joint venture, Oxigene, Inc. will be required to spend up to $20,000,000 to fund the development expenses of the joint venture. Any further funding of the joint venture thereafter will be shared equally by the Company and Oxigene, Inc. In addition, Oxigene, Inc. has paid the Company an up-front licensing fee of $1,000,000 and purchased $2,000,000 of the Company's stock based on the closing market price for the five days prior and after the closing date. Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to the Company and 25% to Oxigene, Inc. until the Company has received $10,000,000 in sublicensing fees. Thereafter, the joint venture partners will share licensing fees equally. In addition, Oxigene, Inc. will also be required to pay the Company $1,000,000 and to subscribe to an additional $1,000,000 in common stock of the Company upon the

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

filing of an Investigational New Drug Application (IND) for the first clinical candidate developed. Any royalty income or profits will also be shared equally by the joint venture partners. The Company and Oxigene have agreed to name the new entity Arcus Therapeutics, LLC.

         During April 2000, the Company entered into a binding letter of intent to license a segment of its Vascular Targeting Agent (VTA) technology, specifically related to applications of Photodynamic Therapy agents (PDT) with Scotia Pharmaceuticals Limited for the worldwide exclusive rights to this area. Under the letter of intent, the Company received an up-front payment of $500,000 in April 2000, which has been included in deferred license revenue in the accompanying consolidated financial statements. The Company will also receive milestone payments and a royalty upon commercialization of a product. There can be no assurance that the Company will enter into a definitive agreement.

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

         During January 2000, the Company signed a letter of intent to license a segment of its Vascular Targeting Agent (VTA) technology, specifically related to Vascular Endothelial Growth Factor (VEGF), with SuperGen, Inc. Under the terms of the letter of intent, the Company would receive an up-front payment and future milestone payments aggregating approximately $8,000,000 plus a royalty on net sales. The transaction is subject to further medical, technical, business, financial and legal due diligence and will be subject to customary closing conditions. There can be no assurance that the Company will enter into a definitive agreement.

         In April 1997, in conjunction with the acquisition of Peregrine, the Company gained access to certain exclusive licenses for Vascular Targeting Agents (VTAs) technologies. In conjunction with obtaining certain exclusive licenses for Vascular Targeting Agents (VTAs) technologies from Peregrine, the Company will be required to pay annual patent maintenance fees of $50,000 plus milestone payments and future royalties on net sales. No product revenues have been generated from the Company's VTA technology.

              VASOPERMEATION ENHANCEMENT AGENTS AND OTHER LICENSES

         During February 2000, the Company entered into an exclusive worldwide licensing transaction with the University of Southern California for its Permeability Enhancing Protein (PEP) in exchange for an up-front payment plus future milestone payments and a royalty on net sales. The PEP technology is a piece of the Company's Vasopermeation Enhancing Agent (VEA) technology, which is designed to increase the uptake of chemotherapeutic agents into tumors. PEP is designed to be used in conjunction the VEA technology platform.

         Prior to fiscal year 1996, the Company had entered into several license and research and development agreements with a university for the exclusive, worldwide licensing rights to use certain patents and technologies in exchange for fixed and contingent payments and royalties on net sales of the related products. Some of the agreements are terminable at the discretion of the Company while others continue through 2001. Minimum future royalties under these agreements are $84,500 annually. Royalties related to these agreements amounted to $84,500 for fiscal years 2000 and 1999 and $86,500 for fiscal year 1998.

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

8.       STOCKHOLDERS' EQUITY

                             CLASS B PREFERRED STOCK

         During December 1995, the Company issued 8,200 shares of nonvoting Class B preferred stock (Class B Stock), at a price of $1,000 per share, for net proceeds of $7,138,000. The number of shares of common stock issued upon conversion of each share of Class B Stock is determined by (i) taking ten percent (10%) of One Thousand Dollars ($1,000) pro-rated on the basis of a 365 day year, by the number of days the Class B Stock is outstanding plus (ii) One Thousand Dollars ($1,000), (iii) divided by the lower of $3.06875, the fixed conversion price, or 85% of the average closing bid price for the Company's common stock for the five trading days immediately preceding the conversion date (the "Conversion Price"). During fiscal year 1998, the remaining 2,200 shares of Class B preferred stock outstanding were converted into 4,388,982 common shares. The Company recorded $224,000 in Class B Stock dividends during the fiscal year ended April 30, 1998.

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

         In accordance with the Agreement, upon conversion of the Class C Stock into common stock, the preferred stockholders were granted warrants to purchase one-fourth of the number of shares of common stock issued upon conversion. The warrants are exercisable at $0.6554, or 110% of the Conversion Cap and expire in April 2002. No value has been ascribed to these warrants, as the warrants are considered non-detachable. During fiscal years 2000, 1999 and 1998, warrants to purchase 78,201, 2,357,019 and 3,885,515 shares of common stock were issued upon

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

conversion of 121, 5,216 and 8,636 shares of Class C Stock, respectively. During fiscal years ended April 30, 2000 and 1999, 63,537 and 6,207,290 warrants, respectively, were exercised on a combined cash and cashless basis in exchange for 63,537 and 5,894,733 shares of common stock and net proceeds to the Company of $42,000 and $3,641,000, respectively. At April 30, 2000, 49,908 Class C warrants were outstanding.

         Beginning September 30,1997, the dividends on the Class C Stock are payable quarterly in shares of Class C Stock or, at the option of the Company, in cash, at the rate of $50.00 per share per annum. During fiscal year 2000, 1999 and 1998, the Company recorded $2,000, $15,000 and $742,000 in Class C Stock dividends, respectively. The dividends recorded of $742,000 during fiscal year 1998 included 448 shares of Class C Stock issued as dividend shares.

         During fiscal year 1998, the Registration Statement required to be filed by the Company pursuant to the agreement was not declared effective by the 180th day following the Closing Date, and therefore, the Company issued an additional 325 shares of Class C Stock, calculated in accordance with the terms of the agreement.

         During fiscal year 2000, 1999 and 1998, 121, 5,216 and 8,636 shares of Class C Stock were converted into 312,807, 9,428,131 and 15,542,300 common shares, respectively. There were no shares of Class C Stock outstanding as of April 30, 2000.

         The Class C Stock agreement included a provision for conversion of the preferred stock into common stock at a discount during the term of the agreements. As a result of these conversion features, the Company was accreting an amount from accumulated deficit to additional paid-in capital equal to the Preferred Stock discount. The Preferred Stock discount was computed by taking the difference between the fair value of the Company's common stock on the date the Class C Preferred Stock agreement was finalized and the conversion price, assuming the maximum discount allowable under the terms of the agreement, multiplied by the number of common shares into which the preferred stock would have been convertible into (assuming the maximum discount allowable). The Preferred Stock discount was being amortized over the period from the date of issuance of the Preferred Stock to the Conversion or discount period (or sixteen months) using the effective interest method. If preferred stock conversions occur before the maximum discount is available, the discount amount is adjusted to reflect the actual discount. During fiscal year 1999 and 1998, the Company recorded $531,000 and $2,475,000 for the Class C Stock discount, respectively.

                       COMMON STOCK EQUITY LINE AGREEMENT

         During June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line ("Equity Line") with two institutional investors, as amended on June 2, 2000 (the Amendment). Under the amended terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock until all common shares previously registered under the Equity Line have been exhausted. As of April 30, 2000, the Company had approximately 10,522,000 shares available under the Equity Line. Under the amendment, up to $2,800,000 of Puts can be made every month if the Company's closing bid price is $2.00 or higher during the 10-day pricing period. If the Company's closing bid price is between $1.00 and $2.00, then the Company can Put up to $1,500,000 per month and if the Company's closing bid price falls below $1.00 on any trading day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available.

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

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

         During fiscal years 2000 and 1999, the Company received gross proceeds of $8,838,000 and $5,750,000 in exchange for 9,532,559 and 5,775,224 shares of common stock under the Equity Line, respectively, including commission shares. On April 15, 1999 and July 15, 1999, the Company issued an additional 881,481 and 179,485 shares of common stock covering the initial three and six month adjustment dates as defined in the agreement, respectively. There are no future reset provisions under the Equity Line.

         At the time of each Put, the investors will be issued warrants, exercisable only on a cashless basis and expiring on December 31, 2004, to purchase up to 10%, (increased to 15% under the Amendment) of the amount of common stock issued to the investor at the same price as the purchase of the shares sold in the Put. During fiscal year 2000 and 1999, the Company issued 953,246 and 566,953 warrants under the Equity Line, respectively, including commission warrants. During fiscal years 2000 and 1999, the Company issued 985,265 and 14,282 shares of common stock upon the cashless exercise of 1,216,962 and 52,173 Equity Line warrants, respectively. As of April 30, 2000, the Company had outstanding warrants to purchase up to 265,785 shares of common stock under the Equity Line.

         Placement agent fees under each draw of the Equity Line are issued to Dunwoody Brokerage Services, Inc., which are equal to 10% of the common shares (commission shares) and warrants (commission warrants) issued to the institutional investors plus an overall cash commission equal to 8% of the gross draw amount. Mr. Eric Swartz, a member of the Board of Directors, maintains a contractual right to 50% of the shares and warrants issued under the Equity Line in the name of Dunwoody Brokerage Services, Inc.

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

                            OTHER EQUITY TRANSACTIONS

         On November 19, 1999, in consideration of a commitment by Swartz Private Equity, LLC to fund a $35,000,000 equity line financing over a three year term, the Company issued Swartz Private Equity, LLC a five-year warrant to purchase up to 750,000 shares of the Company's Common Stock at an initial exercise price of $0.46875 per share subject to reset provisions as defined in the agreement. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Private Equity, LLC. The Company utilized the Black-Scholes valuation model to calculate the fair value of the warrant, which was recorded as stock-based compensation in the accompanying consolidated financial statements.

         During March 1998, the Company received a line of credit commitment from BTD provided for borrowings of up to $2,000,000 that expired on May 31, 1998. In exchange for providing this commitment, even though the Company did not borrow under this arrangement, BTD received a warrant, expiring in March 2003, to purchase 500,000 shares of the Company's common stock at $1.00 per share.

         In April 1999, the Company issued 1,523,809 shares of common stock under a Termination Agreement with BTD, pursuant to which the Company terminated all previous agreements with BTD and thereby reacquired the marketing rights to the Oncolym(R) products in Europe and certain other designated foreign countries (Note 5).

         During fiscal year 2000 and 1999, the Company issued an aggregate of 739,333 and 569,667 shares of common stock under two separate severance agreements (Note 6).

         During fiscal year 2000, 1999 and 1998, the Company issued 334,771, 72,258 and 10,623 shares of its common stock to various unrelated entities in exchange for services rendered. In fiscal year 1999, the Company issued 25,000 shares of common stock to a director of the Company in exchange for consulting services and issued 30,000 shares of common stock to a former officer of the Company as a bonus for achieving certain milestones. The issuance of shares of common stock in exchange for services or as a bonus were recorded based on the more readily determinable value of the services received or the fair value of the common stock issued.

         In April 1998, through a private placement, the Company sold 1,120,065 shares of restricted common stock for proceeds of $625,000. In conjunction with the private placement, the Company granted warrants to purchase 280,015 shares of its common stock at $1.00 per share. The warrants expire in April 2001. During fiscal year 2000, the Company received $164,000 from the exercise of 164,469 private placement warrants. As of April 30, 2000, 115,546 private placement warrants were outstanding.

         In conjunction with the purchase of Peregrine, during May 1997, the Company issued 143,979 shares of common stock in exchange for $550,000 to a previous stockholder of Peregrine.

         During fiscal year 2000, the Company received principal payments aggregating $307,000 plus accrued interest on notes receivable from the sale of common stock. The notes were paid in full and were due from a former officer and a former director of the Company.

         In accordance with the Company's Equity Line agreement, option plans, warrant agreements and other commitments to issue common stock, the Company has

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

reserved approximately 26,862,000 shares of its common stock at April 30, 2000 for future issuance. Of this amount, approximately 10,522,000 common shares have been reserved for future issuance under the Equity Line related to the future available Put's.

9.       STOCK OPTIONS AND WARRANTS

         The Company has two stock incentive plans with outstanding options as of April 30, 2000. The plans were adopted or assumed in conjunction with a merger in April 1995 (CBI Plan) and September 1996 (1996 Plan). The plans provide for the granting of options to purchase shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant. In addition, during fiscal year 2000, the Company granted 1,500,000 non-qualified options to one Board member and two consultants, which have not been registered under the above Plans. The Company anticipates registering such options under a separate registration statement.

         The 1996 Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of the Company's common stock. The number of shares for which options may be granted under the 1996 Plan automatically increases for all subsequent common stock issuances by the Company in an amount equal to 20% of such subsequent issuances up to a maximum of 10,000,000 options as long as the total shares allocated to the 1996 Plan do not exceed 20% of the Company's authorized stock. As a result of issuances of common stock by the Company subsequent to the adoption of the 1996 Plan, the number of shares for which options may be granted has increased to 10,000,000. Options granted generally vest over a period of four years with a maximum term of ten years. Option activity for each of the three years ended April 30, 2000 is as follows:

                                              2000                         1999                         1998
                                  ----------------------------  ---------------------------  ---------------------------
                                                   WEIGHTED                    WEIGHTED                     WEIGHTED
                                                   AVERAGE                      AVERAGE                      AVERAGE
                                    SHARES      EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                  ------------  --------------  -----------  --------------  -----------  --------------
         BALANCE,
         Beginning  of year         6,387,667       $1.00        4,477,326        $0.70       4,058,250        $3.02

         Granted                    8,326,603       $1.41        3,910,541        $1.36         796,909        $1.21

         Exercised                 (3,569,001)      $0.93       (1,127,701)       $0.54         (17,750)       $1.00

         Canceled                  (3,531,240)      $1.15         (872,499)       $1.62        (360,083)       $3.45
                                  ------------                  -----------                  -----------
         BALANCE,
         End of year                7,614,029       $1.42        6,387,667        $1.00       4,477,326        $0.70
                                  ============                  ===========                  ===========


Additional information regarding options outstanding as of April 30, 2000 is as follows:


                                                      Options Outstanding                      Options Exercisable
                                           ----------------------------------------- --------------------------------------
                                            WEIGHTED AVERAGE
 RANGE OF PER SHARE                             REMAINING        WEIGHTED AVERAGE       NUMBER OF       WEIGHTED AVERAGE
   SHARE EXERCISE       NUMBER OF SHARES    CONTRACTUAL LIFE         PER SHARE            SHARES       PER SHARE EXERCISE
       PRICES             OUTSTANDING            (YEARS)          EXERCISE PRICE       EXERCISABLE            PRICE
---------------------- ------------------- -------------------- -------------------- ----------------- --------------------
   $ 0.34 - $ 0.60          4,394,463             8.38                $ 0.39             1,235,358           $ 0.45
   $ 0.97 - $ 1.59          2,554,566             8.81                $ 1.16               536,500           $ 1.28
   $ 3.69 - $30.00            665,000             9.85                $ 9.21                85,000           $ 3.69
                       -------------------                                           -----------------
   $ 0.34 - $30.00          7,614,029             8.65                $ 1.42             1,856,858           $ 0.84
                       ===================                                           =================

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

         At April 30, 2000, options to purchase 7,614,029 shares of the Company's common stock were outstanding, of which, 1,856,858 options were exercisable. Options to purchase 792,169 shares were available for grant under the Company's 1996 Plan. There are no remaining shares available for grant under the CBI Plan.

         During December 1999, the Company had a minimal amount of cash on hand and certain employees of the Company were deferring a percentage of their salary. In addition, the Company had significant payables to vendors and patent attorneys and the Company was near a time of being delisted from The NASDAQ Stock Market. Also, the Company was aware of numerous employees who had job opportunities with companies who had stronger financial resources. In order for the Company to continue, the Board of Directors felt it was imperative for the Company to maintain certain key employees who were familiar with the Company's technologies, clinical trials and business activities. Therefore, on December 22, 1999, the Board of Directors granted 4,170,000 options to various employees, consultants and two Board members at exercise prices ranging from $0.34 to $30.00 per share. The options were granted to purchase shares of the Company's common stock at prices not less than the fair market value of the stock on the date of grant and generally expire ten years after the date of grant.

         On May 3, 2000, the Company granted approximately 2,383,332 stock options to employees of the Company under the Company's 1996 Stock Option Plan at an exercise price of $1.06.

         In March 1998, the Company experienced a decline in the market value of its common stock and repriced certain options to key employees, directors and consultants to $.60 per share. The repricing was considered necessary to enable the Company to retain key employees, directors and consultants.

           Stock-based compensation expense recorded during each of the three years in the periods ended April 30, 2000 primarily relates to stock option grants made to consultants and has been measured utilizing the Black-Scholes option valuation model. Stock-based compensation expense related to stock option or warrant grants made to non-employees, consultants and under a proposed financing agreement of the Company during fiscal year 2000, 1999 and 1998 amounted to $1,438,000, $430,000 and $263,000, respectively, and is being amortized over the estimated period of service or related vesting period.

         The Company utilizes the guidelines in Accounting Principles Board Opinion No. 25 for measurement of stock-based transactions for employees. Had the Company utilized a fair value model for measurement of stock-based transactions for employees and amortized the expense over the vesting period, pro forma information would be as follows:

                                                           2000            1999            1998
                                                      --------------  --------------  --------------
         Pro forma net loss                           $ (16,340,000)  $ (22,570,000)  $ (17,466,000)
         Pro forma net loss per share                 $       (0.20)  $       (0.34)  $       (0.56)

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

         The fair value of the options granted in fiscal years 2000, 1999 and 1998 were estimated at the date of grant using the Black-Scholes option pricing model, assuming an average expected life of approximately four years, a risk-free interest rate of 6.39% and a volatility factor ranging from 86% to 182%. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair values estimated, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of its options. The weighted average estimated fair value in excess of the grant price for employee stock options granted during fiscal years 2000, 1999 and 1998 was $0.70, $0.90 and $2.27, respectively.

         As of April 30, 2000, warrants to purchase an aggregate of 8,725,277 shares of the Company's common stock were outstanding. The warrants are exercisable at prices ranging between $0.24 and $5.00 per share with an average exercise price of $2.19 per share and expire through January 2005. The value of the warrants was based on a Black Scholes formula after considering terms in the related warrant agreements.

10.      INCOME TAXES

         The provision for income taxes consists of the following for the three years ended April 30, 2000:

                                                           2000            1999            1998
                                                      --------------  --------------  --------------
  Provision for federal income taxes at
    statutory rate                                    $  (4,935,000)  $  (6,628,000)  $  (4,020,000)
  Acquisition of in-process research and
     development                                                  -               -          44,000
  Permanent differences                                       5,000          21,000          22,000
  State income taxes, net of federal benefit               (435,000)       (585,000)       (683,000)
  Other                                                     211,000         318,000               -
  Change in valuation allowance                           5,154,000       6,874,000       4,637,000
                                                      --------------  --------------  --------------

  Provision                                           $           -   $           -   $           -
                                                      ==============  ==============  ==============

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets at April 30, 2000 and 1999 are as follows:

                                                           2000            1999
                                                      --------------  --------------

Net operating loss carryforwards                      $  21,138,000   $  15,990,000
Stock-based compensation                                  1,290,000         619,000
General business and research and development credits       118,000         118,000
Deferred revenue                                          1,295,000       1,110,000
Accrued license note payable                              1,221,000       1,221,000
Accrued liabilities                                         457,000         615,000
                                                      --------------  --------------

                                                         25,519,000      19,673,000
Less valuation allowance                                (25,519,000)    (19,673,000)
                                                      --------------  --------------

Net deferred taxes                                    $           -   $           -
                                                      ==============  ==============

         At April 30, 2000, the Company and its subsidiary have federal net operating loss carryforwards of $58,153,000 and tax credit carryforwards of $118,000. During fiscal year 2000 and 1999, net operating loss carryforwards of $344,000 and $895,000 expired with the remaining net operating losses expiring through 2020. The net operating losses of $2,986,000 applicable to its subsidiary can only be offset against future income of its subsidiary. The tax credit carryforwards generally expire in 2008 and are available to offset future taxes of the Company or its subsidiary.

        Due to ownership changes in the Company's common stock, there will be limitations on the Company's ability to utilize its net operating loss carryforwards in the future. The impact of the restricted amount has not been calculated as of April 30, 2000.


11.      RELATED PARTY TRANSACTIONS

         On December 29, 1999, Swartz Investments, LLC and BTD agreed to provide interim funding to the Company for up to $500,000 to continue the operations of the Company and to avoid the Company from filing for protection from its creditors. During this period of time, the closing stock price was $0.41 per share, the Company had a minimal amount of cash on hand, significant payables to vendors and patent attorneys, and the Company was near a time of being delisted from The NASDAQ Stock Market. During January, the Company entered into the final agreement, a Regulation D Subscription Agreement, whereby the Company received $500,000 in exchange for an aggregate of 2,000,000 shares of common stock and issued warrants to purchase up to 2,000,000 shares of common stock at $0.25 per share. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Investments, LLC. BTD is controlled by Mr. Edward J. Legere, who is also a member of the Board of Directors.

TECHNICLONE CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000 (continued)
--------------------------------------------------------------------------------

12.      BENEFIT PLAN

         During fiscal year 1997, the Company adopted a 401(k) benefit plan
(Plan) for all employees who are over age 21, work at least 24 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to a maximum of 15% of their compensation or $10,500. The Company made no matching contributions to the Plan for the fiscal year 2000, 1999 and 1998.

13.      SUBSEQUENT EVENTS

         Subsequent to April 30, 2000, the Company received gross proceeds of $7,800,000 under the Equity Line in exchange for 3,464,419 shares of the Company's common stock, including commission shares. As of July 21, 2000, the Company had a cash and cash equivalents balance of $12,762,000.

TECHNICLONE CORPORATION                                                                   SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000
---------------------------------------------------------------------------------------------------------------


                                                         BALANCE AT      CHARGED                      BALANCE
                                                         BEGINNING     TO COSTS AND                    AT END
                  DESCRIPTION                            OF PERIOD       EXPENSES      DEDUCTIONS    OF PERIOD
-----------------------------------------------------    ----------    ------------    ----------    ----------

Lower of cost or market inventory reserve for
  the year ended April 30, 1998                          $  46,000     $         -     $ (46,000)    $       -

Lower of cost or market inventory reserve for
  the year ended April 30, 1999                          $       -     $         -     $       -     $       -

Lower of cost or market inventory reserve for
  the year ended April 30, 2000                          $       -     $         -     $       -     $       -



Valuation reserve for other receivables for
  the year ended April 30, 1998                          $ 175,000     $         -     $       -     $ 175,000

Valuation reserve for other receivables for
  the year ended April 30, 1999                          $ 175,000     $    26,000     $       -     $ 201,000

Valuation reserve for other receivables for
  the year ended April 30, 2000                          $ 201,000     $   141,000     $       -     $ 342,000