Form 10-Q
period 2000-07-31
TECHNICLONE CORP/DE/
filed 2000-09-14
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000
                                                     OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

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

                        95,230,511 shares of Common Stock
                              as of August 31, 2000

                             TECHNICLONE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2000

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO TECHNICLONE CORPORATION, TECHNICLONE INTERNATIONAL CORPORATION, ITS FORMER SUBSIDIARY, CANCER BIOLOGICS INCORPORATED, WHICH WAS MERGED INTO THE COMPANY ON JULY 26, 1994 AND ITS WHOLLY-OWNED SUBSIDIARY PEREGRINE PHARMACEUTICALS, INC., WHICH WAS ACQUIRED DURING APRIL 1997.


                          PART I FINANCIAL INFORMATION
                                                                            PAGE

Item 1.  Our Financial Statements ..........................................   3

         Consolidated Balance Sheets at July 31, 2000 and April 30, 2000 ...   3

         Consolidated Statements of Operations for the three months ended
         July 31, 2000 and 1999 ............................................   5

         Consolidated Statement of Stockholders' Equity for the three months
         ended July 31, 2000 ...............................................   6

         Consolidated Statements of Cash Flows for the three months ended
         July 31, 2000 and 1999 ............................................   7

         Notes to Consolidated Financial Statements ........................   9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................  13

         Company Overview ..................................................  13

         Risk Factors of Our Company .......................................  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  17


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  17

Item 2.  Changes in Securities and Use of Proceeds .........................  17

Item 3.  Defaults Upon Senior Securities ...................................  18

Item 4.  Submission of Matters to a Vote of Security Holders ...............  18

Item 5.  Other Information .................................................  18

Item 6.  Exhibits and Reports on Form 8-K ..................................  18

                          PART I FINANCIAL INFORMATION
                          ----------------------------


ITEM 1.      FINANCIAL STATEMENTS
-------      --------------------


TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2000 AND APRIL 30, 2000
------------------------------------------------------------------------------------------

                                                                JULY 31,       APRIL 30,
                                                                  2000           2000
                                                             -------------   -------------
                                                               UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                    $ 12,708,000    $  4,131,000
Other receivables, net of allowance of $279,000 (July) and
   $342,000 (April)                                                66,000          90,000
Prepaid expenses and other current assets                         182,000         268,000
Laboratory equipment held for sale                                428,000         428,000
                                                             -------------   -------------

         Total current assets                                  13,384,000       4,917,000

PROPERTY:
Leasehold improvements                                            125,000          73,000
Laboratory equipment                                              898,000         860,000
Furniture, fixtures and computer equipment                        806,000         806,000
                                                             -------------   -------------

                                                                1,829,000       1,739,000
Less accumulated depreciation and amortization                   (946,000)       (869,000)
                                                             -------------   -------------

Property, net                                                     883,000         870,000

OTHER ASSETS:
Note receivable, net of allowance of $1,800,000 (July) and
    $1,863,000 (April)                                                  -               -
Other, net                                                        166,000         166,000
                                                             -------------   -------------

         Total other assets                                       166,000         166,000
                                                             -------------   -------------

TOTAL ASSETS                                                 $ 14,433,000    $  5,953,000
                                                             =============   =============


TECHNICLONE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2000 AND APRIL 30, 2000 (CONTINUED)
----------------------------------------------------------------------------------------------


                                                                  JULY 31,        APRIL 30,
                                                                    2000            2000
                                                               --------------   --------------
                                                                 UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                               $     427,000    $     522,000
Deferred license revenue                                           4,396,000        3,500,000
Note payable to related party and accrued interest                 3,564,000        3,465,000
Accrued clinical trial site fees                                     336,000          280,000
Accrued royalties and license fees                                   301,000          268,000
Accrued legal and accounting fees                                    214,000          186,000
Notes payable, current portion                                       112,000          110,000
Other current liabilities                                            248,000          254,000
                                                               --------------   --------------

         Total current liabilities                                 9,598,000        8,585,000

NOTES PAYABLE                                                         60,000           89,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock- $.001 par value; authorized 5,000,000
    shares, none outstanding:                                              -                -
Common stock-$.001 par value; authorized 150,000,000 shares;
    outstanding  - 94,711,839 (July); 90,612,610 (April)              95,000           91,000
Additional paid-in capital                                       115,862,000      106,640,000
Deferred compensation                                             (1,931,000)      (2,258,000)
Accumulated deficit                                             (109,251,000)    (107,194,000)
                                                               --------------   --------------

    Total stockholders' equity (deficit)                           4,775,000       (2,721,000)
                                                               --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $  14,433,000    $   5,953,000
                                                               ==============   ==============

           See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------


                                                    THREE MONTHS ENDED JULY 31,
                                                       2000            1999
                                                   -------------   -------------

COSTS AND EXPENSES:
Research and development                           $  1,453,000    $  1,984,000
General and administrative                              480,000         823,000
Stock-based compensation                                327,000         157,000
Interest                                                103,000          88,000
                                                   -------------   -------------
     Total costs and expenses                         2,363,000       3,052,000

INTEREST AND OTHER INCOME                               306,000          63,000
                                                   -------------   -------------

NET LOSS                                           $ (2,057,000)   $ (2,989,000)
                                                   =============   =============

Net loss before preferred stock dividends          $ (2,057,000)   $ (2,989,000)

Imputed dividends on Class C Preferred Stock                  -          (1,000)
                                                   -------------   -------------

Net loss applicable to common stock                $ (2,057,000)   $ (2,990,000)
                                                   =============   =============

Weighted average shares outstanding                  92,539,300      75,002,199
                                                   =============   =============

BASIC AND DILUTED LOSS PER SHARE                   $      (0.02)   $      (0.04)
                                                   =============   =============

           See accompanying notes to consolidated financial statements


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JULY 31, 2000 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------


                                                                                                                        NET
                                                                   ADDITIONAL                                      STOCKHOLDERS'
                                           COMMON STOCK              PAID-IN      DEFERRED STOCK    ACCUMULATED        EQUITY
                                       SHARES          AMOUNT        CAPITAL       COMPENSATION       DEFICIT         (DEFICIT)
                                    --------------  ------------  --------------  --------------  --------------   --------------

BALANCES - April 30, 2000              90,612,610   $    91,000   $ 106,640,000   $  (2,258,000)  $(107,194,000)   $  (2,721,000)

Common stock issued upon
  exercise of options and warrants         49,801             -          14,000               -               -           14,000

Common stock issued for cash
  under Equity Line                     3,464,419         3,000       7,209,000               -               -        7,212,000

Common stock issued to OXiGENE,
  Inc. for cash under joint
  venture                                 585,009         1,000       1,999,000               -               -        2,000,000

Stock-based compensation                        -             -               -         327,000               -          327,000

Net loss                                        -             -               -               -      (2,057,000)      (2,057,000)
                                    --------------  ------------  --------------  --------------  --------------   --------------
BALANCES - July 31, 2000               94,711,839   $    95,000   $ 115,862,000   $  (1,931,000)  $(109,251,000)   $   4,775,000
                                    ==============  ============  ==============  ==============  ==============   ==============


                                    See accompanying notes to consolidated financial statements

                                                                6


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------------


                                                           THREE MONTHS ENDED JULY 31,
                                                               2000           1999
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(2,057,000)   $(2,989,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                               77,000        126,000
    Stock-based compensation                                   327,000        157,000
    Severance expense                                                -        126,000
Changes in operating assets and liabilities:
  Other receivables                                             24,000        (23,000)
  Prepaid expenses and other current assets                     86,000         29,000
  Accounts payable and accrued legal and accounting fees       (67,000)       (66,000)
  Deferred license revenue                                     896,000              -
  Accrued clinical trial site fees                              56,000        (63,000)
  Accrued royalties and license termination fees                33,000         (9,000)
  Other accrued expenses and current liabilities                93,000       (147,000)
                                                           ------------   ------------

         Net cash used in operating activities                (532,000)    (2,859,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                          (90,000)       (76,000)
Decrease in other assets                                             -         16,000
                                                           ------------   ------------

         Net cash used in investing activities                 (90,000)       (60,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                       9,226,000      2,196,000
Principal payments on notes payable                            (27,000)       (29,000)
Payment of Class C preferred stock dividends                         -         (1,000)
                                                           ------------   ------------

         Net cash provided by financing activities           9,199,000      2,166,000
                                                           ------------   ------------


TECHNICLONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------------


                                                           THREE MONTHS ENDED JULY 31,
                                                               2000           1999
                                                           ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       $ 8,577,000    $  (753,000)

CASH AND CASH EQUIVALENTS,
   beginning of period                                       4,131,000      2,385,000
                                                           ------------   ------------

CASH AND CASH EQUIVALENTS,
   end of period                                           $12,708,000    $ 1,632,000
                                                           ============   ============

SUPPLEMENTAL INFORMATION:

Interest paid                                              $     4,000    $    88,000
                                                           ============   ============


           See accompanying notes to consolidated financial statements

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Peregrine Pharmaceuticals, Inc. (Peregrine). The Company acquired the Vascular Targeting Agent ("VTA") technology through the acquisition of Peregrine in April 1997. All intercompany balances and transactions have been eliminated.

         At July 31, 2000, we had $12,708,000 in cash and cash equivalents. We have expended substantial funds on the development of our product candidates and for clinical trials. As a result, we have had negative cash flows from operations since inception and expect the negative cash flows from operations to continue until we are able to generate sufficient additional revenue from the sale and/or licensing of our products. Although we have sufficient cash on hand to meet our obligations on a timely basis for at least the next 12 months (excluding any future draws under the Company's Common Stock Equity Line of Credit), we will continue to require additional funding to sustain our research and development efforts, provide for future clinical trials, establish contract manufacturing and product commercialization capabilities, and continue our operations until we are able to generate sufficient revenue from the sale and/or licensing of our products. We plan to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with another company.

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

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at July 31, 2000, and the consolidated results of its operations and its consolidated cash flows for the three-month periods ended July 31, 2000 and 1999. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000, which was filed with the Securities and Exchange Commission on July 31, 2000. Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

         RECLASSIFICATION. Certain reclassifications were made to the prior period balances to conform them to the current period presentation.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         NET LOSS PER SHARE. Net loss per share is calculated by adding the net loss for the three month period to the Preferred Stock dividends and Preferred Stock issuance discount accretion on the Class C Preferred Stock during the three-month period divided by the weighted average number of shares of common stock outstanding during the three month period. Shares issuable upon the exercise of common stock warrants and options have been excluded from the per share calculation for the three-month periods ended July 31, 2000 and 1999 because their effect is antidilutive. Accretion of the Class C Preferred Stock dividends and issue discount amounted to $1,000 for the quarter ended July 31, 1999. There were no shares of Preferred Stock outstanding during the three months ended July 31, 2000.

         RECENT ACCOUNTING PRONOUNCEMENTS. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Among other things, SAB No. 101 requires that license and other up-front fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. SAB No. 101 is effective no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. The Company is currently reviewing the impact of SAB No. 101 and the effect it may have on the Company's financial position and results of operations.

         During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the Company beginning May 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company has not determined the impact on the consolidated financial statements, if any, of adopting SFAS No. 133.

2.       STOCKHOLDERS' EQUITY

         During June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line of Credit ("Equity Line") with two institutional investors, as amended on June 2, 2000 (the Amendment). Under the amended terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock until all common shares previously registered under the Equity Line have been exhausted. As of July 31, 2000, the Company had approximately 7,055,000 shares available under the Equity Line. Under the amendment, up to $2,800,000 of Puts can be made every month if the Company's closing bid price is $2.00 or higher during the 10-day pricing period. If the Company's closing bid price is between $1.00 and $2.00, then the Company can Put up to $1,500,000 per month and if the Company's closing bid price falls below $1.00 on any trading day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's common stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. Future Puts under the Equity Line are priced at a discount equal to the greater of $0.20 or 17.5% off the lowest closing per share bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         During the quarter ended July 31, 2000, the Company received gross proceeds of $7,800,000 in exchange for 3,147,924 shares of common stock under the Equity Line. In addition, during the quarter ended July 31, 2000, the Company issued 316,495 shares of common stock and warrants to purchase up to 31,648 shares of common stock and paid cash fees of $546,000 to Dunwoody Brokerage Services, Inc. as placement agent fees. Mr. Eric Swartz, a member of the Board of Directors, maintains a contractual right to 50% of the placement agent fees paid under the Equity Line. The Equity Line was consummated in June 1998 when Mr. Swartz had no Board affiliation with the Company.

         During May 2000, the Company received $2,000,000 in exchange for 585,009 shares of common stock in accordance with the joint venture agreement with OXiGENE, Inc. (Note 4).

3.       CONTINGENCY

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

4.       LICENSING

         During May 2000, the Company entered into a joint venture agreement with OXiGENE, Inc. ("OXiGENE"). Under the terms of the joint venture agreement, the Company has agreed to supply its VTA intellectual property to the joint venture while OXiGENE has agreed to (i) provide its next generation tubulin-binding compounds (ii) spend up to $20,000,000 to fund the development expenses of the joint venture based on its development success (iii) pay the Company a nonrefundable $1,000,000 license fee, which was received in May 2000 and will be amortized as license revenue over a two year period (iv) purchase $2,000,000 of the Company's common stock (Note 2) and (v) pay the Company a $1,000,000 nonrefundable license fee and subscribe to an additional $1,000,000 in common stock of the Company upon filing an Investigational New Drug Application ("IND") for the first clinical candidate developed. Any future funding of the joint venture after OXiGENE has paid its $20,000,000 in development expenses will be shared equally by the Company and OXiGENE. Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to the Company and 25% to OXiGENE until the Company has received $10,000,000 in sublicensing fees. Thereafter, the joint venture partners will share licensing fees equally. Any royalty income or profits will also be shared equally by the joint venture partners. The Company and OXiGENE have agreed to name the new entity ARCUS Therapeutics, LLC.

TECHNICLONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         During June 2000, the Company and Schering A.G. entered into an amendment (the "Amendment") to the Oncolym(R) License Agreement dated March 8, 1999 whereby Schering A.G. has agreed to pay for 100% of the Oncolym(R) clinical development expenses, excluding drug related costs, for the Phase I clinical trial. In exchange for this commitment, the Company agreed to transfer $1,300,000 of its common stock to Schering A.G. as defined in the Amendment. Upon the successful completion of the Phase I clinical trial, Schering A.G. will pay for 100% of the Phase II/III clinical trial (excluding drug related costs) in exchange for the Company issuing an additional $1,700,000 of its common stock as defined in the Amendment. Eighty percent of the clinical trial costs in excess of the $1,300,000 for the Phase I trial and $1,700,000 for the Phase II/III trial will be paid by Schering A.G. and Techniclone will pay the remaining 20%. If Schering A.G. moves forward after the Phase II/III clinical trial, then Schering A.G. has agreed to refund Techniclone 80% of the proceeds it received from the sale of Techniclone's common stock by applying such amount to the Company's clinical and manufacturing obligations under the License Agreement dated March 8, 1999. During August 2000, the Company issued 518,672 shares of its common stock valued at $1,300,000 for the Company's initial obligation under the Amendment.

         During August 2000, the Company entered into a licensing agreement with Scotia Pharmaceutical Limited to license a segment of its VTA technology, specifically related to applications of Photodynamic Therapy agents (PDT) for the worldwide exclusive rights to this area. Under the letter of intent, the Company received an up-front payment of $500,000 in April 2000, which has been included in deferred license revenue in the accompanying consolidated financial statements. The Company will also receive milestone payments and a royalty upon commercialization of a product.


5.       SUBSEQUENT EVENTS

         On August 31, 2000, the Company paid $1,000,000 in principal on its note payable to BTD, which is included in note payable to related party and accrued interest in the accompanying financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Except for historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-Q, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. When used in this Form 10-Q, the words "may," "should," "believe," "anticipate," "estimate," "expect," their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements.

         The following discussion is included to describe the Company's financial position and results of operations for the quarter ended July 31, 2000 compared to the same period in the prior year. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion. In addition, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000, which was filed with the Securities and Exchange Commission on July 31, 2000. Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

         COMPANY OVERVIEW. Techniclone is a biopharmaceutical company engaged in the research, development and commercialization of targeted cancer therapeutics. We are developing product candidates based primarily on collateral (indirect) tumor targeting for the treatment of solid tumors. In addition, we are in collaboration with Schering A.G. to develop a direct tumor-targeting agent (Oncolym(R)) for the treatment of Non-Hodgkin's B-cell Lymphoma ("NHL").

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

         The most clinically advanced of the Collateral Targeting Agents is known as Tumor Necrosis Therapy ("TNT"), which utilizes monoclonal antibodies (targeting molecules that bind to specific structures) that recognize markers found in the necrotic core of solid tumors. TNT antibodies are potentially capable of carrying a variety of agents including radiation, chemotherapeutic agents and cytokines to the interior of solid tumors. A Phase II clinical trial for a Tumor Necrosis Therapy agent (called Cotara(TM)) for the treatment of malignant glioma (brain cancer) is currently being conducted at The Medical University of South Carolina, Temple University, University of Utah-Salt Lake City, Carolina Neurosurgery & Spine Associates, Barrow Neurological Institute in Phoenix, Arizona, the University of Miami and Northwestern University. In addition, our Tumor Necrosis Therapy is being used in a clinical trial for the treatment of pancreatic, prostate and liver cancers in Mexico City.

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

         Our direct tumor-targeting agent, Oncolym(R), for the treatment of Non-Hodgkins B-cell Lymphoma ("NHL") is being developed by Schering A.G., a major multinational pharmaceutical company. On March 8, 1999, Techniclone entered into a license agreement with Schering A.G. with respect to the development, manufacturing and marketing of our direct tumor targeting agent candidate, Oncolym(R). Schering A.G. has advised the Company that they currently anticipate starting a single dose dosing trial with a modified treatment strategy in the near future. This dose escalation study is designed to measure safety and efficacy of a single dose of Oncolym(R) in intermediate and high grade Non-Hodgkin's B-cell Lymphoma.

         RESULTS OF OPERATIONS. Before we compare the total operations of the Company (cash and non-cash income and expenses), we would like to discuss the Company's operational burn rate (net cash expenses from operations) for the three months ended July 31, 2000 compared to the same period in the prior year. As shown in the following schedule, the Company's operational burn rate has decreased $823,000 (or 32%) from $2,580,000 for the quarter ended July 31, 1999 to $1,757,000 for the current three-month period ended July 31, 2000. As further shown in that schedule, the average monthly operational burn rate has decreased approximately $274,000 (or 32%) per month for each month in the three months ended July 31, 2000 compared to the same average monthly periods in the prior year. The net decrease in cash expenses primarily relates to a decrease in manufacturing related expenses as the Company will now contract out such services, a decrease in radiolabeling scale-up expenses and a decrease in general and administrative expenses primarily due to fewer employees in administration. In addition, the net decrease in expenses was supplemented by an increase in interest and other income as a result of a higher cash balance on hand during the current quarter. Moving forward, the Company is trying to sublease its excess space and plans to consolidate its operations in one building to further reduce its fixed operational burn rate. However, our total operational burn rate will vary substantially from quarter to quarter based on patient enrollment rates of our clinical trial programs and the funding of non-recurring items, which may include but are not limited to, items associated with product development, contract manufacturing, contract radiolabeling and the related commercial scale-up efforts of contract manufacturing and contract radiolabeling.

         The operational burn rate analysis for the three months ended July 31, 2000 and 1999 is as follows:

                                                    THREE MONTHS ENDED JULY 31,
                                                  ------------------------------

                                                      2000             1999
                                                  -------------    -------------
     Net loss                                     $ (2,057,000)    $ (2,989,000)
     Less non-cash revenue and expenses:
         Deferred license revenue                     (104,000)               -
         Depreciation and amortization                  77,000          126,000
         Stock-based compensation expense
           and non-cash severance expenses             327,000          283,000
                                                  -------------    -------------
     Net operational burn rate for the three
        months ended July 31,                     $ (1,757,000)    $ (2,580,000)
                                                  =============    =============
     Net average monthly operational burn rate
        based on the three months ended July 31,  $   (586,000)    $   (860,000)
                                                  =============    =============

         The Company's net loss of $2,057,000 for the quarter ended July 31, 2000 represents a decrease in net loss of $932,000 (or 31%) in comparison to the net loss of $2,989,000 for the prior year quarter ended July 31, 1999. This decrease in the net loss for the quarter ended July 31, 2000 is due to a decrease in total costs and expenses of $689,000 combined with an increase in interest and other income of $243,000.

         The Company's total costs and expenses decreased $689,000 during the three months ended July 31, 2000 compared to the three months ended July 31, 1999 due to a decrease in research and development expenses of $531,000 and a decrease in general and administrative expenses of $343,000, which were offset by an increase in stock-based compensation expense of $170,000 and an increase in interest expense of $15,000.

         The decrease in research and development expenses of $531,000 during the three months ended July 31, 2000 compared to the same period in the prior year is primarily due to decreased research fees paid to MDS Nordion associated with the development of a commercial radiolabeling facility combined with a decrease in manufacturing expenses as the Company is no longer attempting to become a commercial manufacturer of antibodies, which has led to the reduction in materials, outside services and salaries to support the manufacturing operation. The Company will now contract out its commercial manufacturing needs with companies with excess capacities.

         The decrease in general and administrative expenses of $343,000 during the quarter ended July 31, 2000 compared to the quarter ended July 31, 1999 resulted primarily from a decrease in severance expenses and decreased salaries due to fewer employees in administration combined with a decrease in legal fees, consulting fees, investor relation fees and other general expenses.

         The increase in stock-based compensation of $170,000 for the three months ended July 31, 2000 is primarily due to the fair value of options granted to non-employee consultants of the Company during April 2000 who are assisting the Company with the development of its platform technologies. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

         The increase in interest expense of $15,000 for the three months ended July 31, 2000 compared to the same period in the prior year is primarily due to an increase in the rate of interest from 10% per annum to 12% per annum on a $3,300,000 note payable to Biotechnology Development Ltd. in accordance with the Waiver Agreement dated December 29, 1999.

         The increase in interest and other income of $243,000 during the three months ended July 31, 2000 compared to the same period in the prior year is primarily due to an increase in interest income from the Company's increased level of cash and cash equivalents on hand during the current quarter combined with the current quarter recognition of $104,000 in license revenues from the OXiGENE, Inc. joint venture. The Company does not expect to generate product sales for at least the next year.

         LIQUIDITY AND CAPITAL RESOURCES. As of July 31, 2000, the Company had $12,708,000 in cash and cash equivalents. The Company has financed its operations primarily through the sale of Common Stock, which has been supplemented with payments received from various licensing deals. During the quarter ended July 31, 2000, the Company received net proceeds of $9,226,000 from the sale of Common Stock and from the exercise of stock options. Without obtaining additional financing or entering into additional licensing arrangements for the Company's other product candidates, the Company believes that it has sufficient cash on hand (excluding any future draws under the Equity
Line), to meet its obligations on a timely basis for at least the next 12 months.

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

         The Company has the ability, subject to certain conditions, to obtain future funding under the Equity Line, as amended on June 2, 2000, whereby, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's Common Stock until all common shares previously registered under the Equity Line have been exhausted. As of July 31, 2000, the Company had approximately 7,055,000 shares registered and available under the Equity Line for future Puts. Under the amendment, up to $2,800,000 of Puts can be made every month if the Company's closing bid price is $2.00 or higher during the 10-day pricing period. If the Company's closing bid price is between $1.00 and $2.00, then the Company can Put up to $1,500,000 per month and if the Company's closing bid price falls below $1.00 on any trading day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's Common Stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. Future Puts are priced at a discount equal to the greater of 17.5% of the lowest closing bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors or $0.20. At the time of each Put, the investors will be issued warrants, exercisable only on a cashless basis and expiring on December 31, 2004, to purchase up to 15% of the amount of Common Stock issued to the investors at the same price as the shares of Common Stock sold in the Put.

         COMMITMENTS. At July 31, 2000, we had no material capital commitments, although we have significant obligations, most of which are contingent, for payments to licensors for its technologies and in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha Therapeutic Corporation ("Alpha").

                           RISK FACTORS OF OUR COMPANY

         The biotechnology industry includes many risks and challenges. Our challenges may include, but are not limited to: uncertainties associated with completing pre-clinical and clinical trials for our technologies; the significant costs to develop our products as all of our products are currently in development, pre-clinical studies or clinical trials and no revenue has been generated from commercial product sales; obtaining additional financing to support our operations and the development of our products; obtaining regulatory approval for our technologies; complying with governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs and general economic conditions. A more detail discussion regarding the Company's industry and business risk factors can be found in the Company's Annual Report on Form 10-K for the year ended April 30, 2000, as filed with the Securities and Exchange Commission on July 31, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at July 31, 2000, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.


                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period of May 1, 2000 through July 31, 2000 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         During May 2000, the Company issued 585,009 shares of common stock to OXiGENE, Inc. in exchange for $2,000,000 in accordance with the joint venture agreement.

         During June 2000, the Company issued 9,801 shares of Common Stock to one institutional investor upon the cashless exercise of 42,413 warrants under the Equity Line.

         On various dates during the quarter ended July 31, 2000, the Company issued an aggregate of 3,464,419 shares of the Company's common Stock to the two institutional investors and the placement agent under the Equity Line, for an aggregate purchase price of $7,800,000, pursuant to an Equity Line draw and also issued warrants to the two institutional investors and placement agent to purchase up to 400,356 shares of Common Stock, which warrants are immediately exercisable on a cashless basis only and expire on December 31, 2004.

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

            10.71 Third Amendment to Regulation D Common Stock Equity Line Subscription Agreement dated June 2, 2000 by and among the Registrant, The Tail Wind Fund, Ltd. and Resonance Limited.

            27          Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K as filed with the Commission on May 17, 2000 reporting the joint venture agreement with OXiGENE, Inc. for the Company's Vascular Targeting Agent technology.

                  Current Report on Form 8-K as filed with the Commission on June 2, 2000 reporting the third amendment to the Regulation D Common Stock Equity Line Subscription Agreement, whereby the Company would be able to draw up to $2,800,000 per month.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TECHNICLONE CORPORATION



                                      By: /s/ John N. Bonfiglio
                                          --------------------------------------
                                          President & Chief Executive Officer


                                          /s/ Paul J. Lytle
                                          --------------------------------------
                                          Vice President of Finance and
                                          Accounting (signed both as an officer
                                          duly authorized to sign on behalf of
                                          the Registrant and principal financial
                                          officer and chief accounting officer)