Form 10-Q
period 2000-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2000-12-11
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

                         Commission file number 0-17085

                         PEREGRINE PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

                   Delaware                                     95-3698422
         (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         14272 Franklin Avenue, Suite 100, Tustin, California   92780-7017
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

         Registrant's telephone number, including area code:    (714) 508-6000


                             TECHNICLONE CORPORATION
              14282 Franklin Avenue, Tustin, California 92780-7017 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED, SINCE LAST REPORT)


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

                        96,313,227 shares of Common Stock
                             as of November 30, 2000

                                        PEREGRINE PHARMACEUTICALS, INC.
                                         QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE QUARTER ENDED OCTOBER 31, 2000


                                               TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO PEREGRINE
PHARMACEUTICALS, INC. (FORMERLY TECHNICLONE CORPORATION), TECHNICLONE INTERNATIONAL CORPORATION, ITS FORMER
SUBSIDIARY, CANCER BIOLOGICS INCORPORATED, WHICH WAS MERGED INTO THE COMPANY ON JULY 26, 1994 AND ITS WHOLLY
OWNED SUBSIDIARY VASCULAR TARGETING TECHNOLOGIES, INC. (FORMERLY PEREGRINE PHARMACEUTICALS, INC.), WHICH WAS
ACQUIRED DURING APRIL 1997.


                                          PART I FINANCIAL INFORMATION
                                                                                                           PAGE
Item 1.      Financial Statements ..........................................................................  3
             Consolidated Balance Sheets at October 31, 2000 and April 30, 2000 ............................  3
             Consolidated  Statements of  Operations  for the three and six month periods ended
             October 31, 2000 and 1999 .....................................................................  5

             Consolidated Statement of Stockholders' Equity for the six months ended October 31, 2000 ......  6

             Consolidated Statements of Cash Flows for the six months ended October 31, 2000 and 1999 ......  7

             Notes to Consolidated Financial Statements ....................................................  9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations ......... 14

             Company Overview .............................................................................. 14

             Risk Factors of Our Company ................................................................... 19

Item 3.      Quantitative and Qualitative Disclosures About Market Risk .................................... 20

                                           PART II OTHER INFORMATION

Item 1.      Legal Proceedings ............................................................................. 20

Item 2.      Changes in Securities and Use of Proceeds ..................................................... 20

Item 3.      Defaults Upon Senior Securities ............................................................... 21

Item 4.      Submission of Matters to a Vote of Security Holders ........................................... 21

Item 5.      Other Information ............................................................................. 22

Item 6.      Exhibits and Reports on Form 8-K............................................................... 22

                          PART I FINANCIAL INFORMATION
                          ----------------------------


ITEM 1. FINANCIAL STATEMENTS
----------------------------


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2000 AND APRIL 30, 2000
--------------------------------------------------------------------------------


                                                    OCTOBER 31,      APRIL 30,
                                                       2000            2000
                                                   -------------   -------------
                                                     UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                          $  3,882,000    $  4,131,000
Short-term investments                                6,124,000               -
Restricted cash                                         250,000               -
Other receivables, net of allowance of $280,000
  (October) and $342,000 (April)                        225,000          90,000
Prepaid expenses and other current assets               504,000         268,000
Laboratory equipment held for sale                      428,000         428,000
                                                   -------------   -------------

         Total current assets                        11,413,000       4,917,000

PROPERTY:
Leasehold improvements                                  191,000          73,000
Laboratory equipment                                    898,000         860,000
Furniture, fixtures and computer equipment              805,000         806,000
                                                   -------------   -------------

                                                      1,894,000       1,739,000
Less accumulated depreciation and amortization       (1,027,000)       (869,000)
                                                   -------------   -------------

Property, net                                           867,000         870,000

OTHER ASSETS:
Note receivable, net of allowance of $1,786,000
  (October) and $1,863,000 (April)                            -               -
Other, net                                              196,000         166,000
                                                   -------------   -------------

         Total other assets                             196,000         166,000
                                                   -------------   -------------

TOTAL ASSETS                                       $ 12,476,000    $  5,953,000
                                                   =============   =============

           See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2000 AND APRIL 30, 2000 (CONTINUED)
--------------------------------------------------------------------------------


                                                   OCTOBER 31,       APRIL 30,
                                                      2000             2000
                                                 --------------   --------------
                                                    UNAUDITED

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                 $     431,000    $     522,000
Note payable and accrued interest payable to
  related party                                      1,300,000        3,465,000
Accrued clinical trial site fees                       405,000          280,000
Accrued royalties and license fees                     122,000          268,000
Accrued legal and accounting fees                      143,000          186,000
Notes payable, current portion                         114,000          110,000
Other current liabilities                              268,000          254,000
Deferred license revenue                             3,625,000        3,500,000
                                                 --------------   --------------

    Total current liabilities                        6,408,000        8,585,000

NOTES PAYABLE                                           30,000           89,000

DEFERRED LICENSE REVENUE                               615,000                -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock- $.001 par value; authorized
   5,000,000 shares, none outstanding:                       -                -
Common stock-$.001 par value; authorized
   150,000,000 shares; outstanding 96,313,227
   (October); 90,612,610 (April)                        96,000           91,000
Additional paid-in capital                         118,749,000      106,640,000
Deferred stock compensation                         (1,604,000)      (2,258,000)
Accumulated deficit                               (111,818,000)    (107,194,000)
                                                 --------------   --------------

    Total stockholders' equity (deficit)             5,423,000       (2,721,000)
                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                        $  12,476,000    $   5,953,000
                                                 ==============   ==============

           See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 2000 AND 1999 (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                      -----------------------------   -----------------------------
                                       OCTOBER 31,     OCTOBER 31,     OCTOBER 31,     OCTOBER 31,
                                          2000            1999            2000            1999
                                      -------------   -------------   -------------   -------------
COSTS AND EXPENSES:
Research and development              $  2,056,000    $  2,758,000    $  3,509,000    $  4,742,000
General and administrative                 527,000         841,000       1,007,000       1,664,000
Provision for uncollectible note
  receivable                                     -       1,887,000               -       1,887,000
Stock-based compensation                   327,000         149,000         654,000         306,000
Interest                                    74,000          88,000         177,000         176,000
                                      -------------   -------------   -------------   -------------
     Total costs and expenses            2,984,000       5,723,000       5,347,000       8,775,000

Interest and other income                  417,000          61,000         723,000         124,000

NET LOSS                              $ (2,567,000)   $ (5,662,000)   $ (4,624,000)   $ (8,651,000)
                                      =============   =============   =============   =============
Net loss before preferred stock
  dividends                           $ (2,567,000)   $ (5,662,000)   $ (4,624,000)   $ (8,651,000)

Imputed dividends on Class C
     Preferred Stock                             -          (1,000)              -          (2,000)
                                      -------------   -------------   -------------   -------------
NET LOSS APPLICABLE TO COMMON STOCK   $ (2,567,000)   $ (5,663,000)   $ (4,624,000)   $ (8,653,000)
                                      =============   =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING     95,526,719      78,245,795      94,033,009      76,632,859
                                      =============   =============   =============   =============

BASIC AND DILUTED LOSS PER  SHARE     $      (0.03)   $      (0.07)   $      (0.05)   $      (0.11)
                                      =============   =============   =============   =============

                    See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        TOTAL
                                                                      ADDITIONAL                                     STOCKHOLDERS'
                                             COMMON STOCK              PAID-IN      DEFERRED STOCK    ACCUMULATED       EQUITY
                                        SHARES          AMOUNT         CAPITAL       COMPENSATION       DEFICIT        (DEFICIT)
                                    --------------  --------------  --------------  --------------  --------------  --------------
BALANCES - April 30, 2000              90,612,610   $      91,000   $ 106,640,000   $  (2,258,000)  $(107,194,000)  $  (2,721,000)

Common stock issued upon exercise
  of options and warrants                 125,112               -          60,000               -               -          60,000
Common stock issued for cash
  under Equity Line                     4,471,824           4,000       8,750,000               -               -       8,754,000
Common stock issued to OXiGENE,
  Inc. for cash under joint
  venture                                 585,009           1,000       1,999,000               -               -       2,000,000
Common stock issued to Schering
  A.G. for obligations under the
  license agreement amendment             518,672               -       1,300,000               -               -       1,300,000
Stock-based compensation                        -               -               -         654,000               -         654,000
Net loss                                        -               -               -               -      (4,624,000)     (4,624,000)
                                    --------------  --------------  --------------  --------------  --------------  --------------
BALANCES - October 31, 2000            96,313,227   $      96,000   $ 118,749,000   $  (1,604,000)  $(111,818,000)  $   5,423,000
                                    ==============  ==============  ==============  ==============  ==============  ==============

                                    See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999 (UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                                   SIX MONTHS ENDED OCTOBER 31,
                                                                       2000            1999
                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (4,624,000)   $ (8,651,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for uncollectable note receivable                              -       1,887,000
    Depreciation and amortization                                      158,000         251,000
    Stock-based compensation                                           654,000         306,000
    Amortization of clinical trial services prepaid in stock           779,000               -
    Severance expense                                                        -         251,000
    Amortization of deferred license revenue                          (260,000)              -
Changes in operating assets and liabilities:
  Other  receivables                                                  (135,000)        175,000
  Prepaid expenses and other current assets                         (1,015,000)         64,000
  Other assets                                                               -         205,000
  Accounts payable and accrued legal and accounting fees              (134,000)        391,000
  Accrued clinical trial site fees                                     125,000         (22,000)
  Accrued royalties and license termination fees                      (146,000)         25,000
  Other accrued expenses and current liabilities                      (151,000)       (227,000)
  Deferred license revenue                                           1,000,000               -
                                                                  -------------   -------------

         Net cash used in operating activities                      (3,749,000)     (5,345,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                                  (6,124,000)              -
Acquisition of property                                               (155,000)       (181,000)
Transfer funds to restricted cash                                     (250,000)              -
Decrease (increase) in other assets                                    (30,000)         23,000
                                                                  -------------   -------------

         Net cash used in investing activities                      (6,559,000)       (158,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                              12,114,000       3,817,000
Principal payments on notes payable                                 (2,055,000)        (53,000)
Payment of Class C preferred stock dividends                                 -          (2,000)
                                                                  -------------   -------------

         Net cash provided by financing activities                  10,059,000       3,762,000
                                                                  -------------   -------------

                  See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999 (UNAUDITED) (CONTINUED)
-------------------------------------------------------------------------------


                                                    SIX MONTHS ENDED OCTOBER 31,
                                                         2000           1999
                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         $  (249,000)   $(1,741,000)

CASH AND CASH EQUIVALENTS,
   beginning of period                                4,131,000      2,385,000
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS,
   end of period                                    $ 3,882,000    $   644,000
                                                    ============   ============
SUPPLEMENTAL INFORMATION:

Interest paid                                       $   342,000    $   176,000
                                                    ============   ============

           See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (the "Company") (formerly Techniclone Corporation) and its wholly owned subsidiary, Vascular Targeting Technologies, Inc. (formerly Peregrine Pharmaceuticals, Inc.). The Company acquired the Vascular Targeting Agent ("VTA") technology through the acquisition of its wholly owned subsidiary in April 1997. All intercompany balances and transactions have been eliminated.

         At October 31, 2000, the Company had $10,006,000 in cash and cash equivalents and short-term investments. The Company has expended substantial funds on the development of product candidates and for clinical trials. As a result, the Company has had negative cash flows from operations since inception and expects the negative cash flows from operations to continue until the Company is able to generate sufficient revenue from the sale and/or licensing of our products. Although the Company has sufficient cash on hand to meet our obligations on a timely basis for at least the next 12 months (excluding any future draws under the Company's Common Stock Equity Line of Credit), the Company will continue to require additional funding to sustain our research and development efforts, provide for future clinical trials, establish contract manufacturing and product commercialization capabilities, and continue operations until the Company is able to generate sufficient revenue from the sale and/or licensing of its product candidates. The Company plans to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with other companies.

         The Company's ability to access funds under the Equity Line Agreement is subject to the satisfaction of certain conditions and the failure to satisfy these conditions may limit or preclude the Company's ability to access such funds (Note 4).

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at October 31, 2000, and the consolidated results of its operations and its consolidated cash flows for the three and six-month periods ended October 31, 2000 and 1999. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000, which was filed under Techniclone Corporation with the Securities and Exchange Commission on July 31, 2000. Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         RECLASSIFICATION. Certain reclassifications were made to the prior period balances to conform them to the current period presentation.

         NET LOSS PER SHARE. Net loss per share is calculated by adding the net loss for the three and six month periods to the preferred stock dividends on the Class C preferred stock during the three and six month periods divided by the weighted average number of shares of common stock outstanding during the same period. Shares issuable upon the exercise of common stock warrants and options have been excluded from the per share calculation for the three and six month period ended October 31, 2000 and 1999 because their effect is antidilutive. Accretion of the Class C preferred stock dividends amounted to $1,000 for the six months ended October 31, 1999. There were no shares of preferred stock outstanding during the three and six months ended October 31, 2000.

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

2. INVESTMENTS

         Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company's investments are classified as held-to-maturity and are carried at their aggregate fair value. Investments with original maturities of three months or less are included in cash and cash equivalents and investments with original maturities greater than three months are included in short-term investments in the accompanying consolidated financial statements. Interest and dividends on investments classified as held-to-maturity are included in interest income.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

3. NOTES PAYABLE

         During the quarter ended October 31, 2000, the Company paid $2,000,000 in principal on its note payable to Biotechnology Development Ltd. ("BTD"), which is included in note payable and accrued interest payable to related party in the accompanying consolidated financial statements. BTD is a limited partnership controlled by Mr. Edward J. Legere, a member of the Board of Directors.

4. STOCKHOLDERS' EQUITY (DEFICIT)

         During June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line of Credit ("Equity Line") with two institutional investors, as amended on June 2, 2000 (the "Amendment"). Under the Amendment, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock until all common shares previously registered under the Equity Line have been exhausted. As of October 31, 2000, the Company had approximately 6,001,000 unissued shares available under the Equity Line. Under the Amendment, up to $2,800,000 of Puts can be made every month if the Company's closing bid price is $2.00 or higher during the 10-day pricing period. If the Company's closing bid price is between $1.00 and $2.00, then the Company can Put up to $1,500,000 per month and if the Company's closing bid price falls below $1.00 on any trading day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's common stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. Future Puts under the Equity Line are priced at a discount equal to the greater of $0.20 or 17.5% off the lowest closing per share bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors.

         During the three and six months ended October 31, 2000, the Company received gross proceeds of $1,700,000 and $9,500,000, respectively, in exchange for 915,823 and 4,063,747 shares of common stock issued to two institutional investors, respectively, under the Equity Line. In connection with the Equity Line draws during the three and six months ended October 31, 2000, the Company
(i) issued 91,582 and 408,077 shares of common stock, respectively, (ii) issued warrants to purchase up to 9,158 and 40,806 shares of common stock, respectively, and (iii) paid cash commissions of $119,000 and $665,000, respectively, to Dunwoody Brokerage Services, Inc., as placement agent fees. Mr. Eric Swartz, a member of the Board of Directors, maintains a contractual right to 50% of the placement agent fees paid under the Equity Line. The Equity Line was consummated in June 1998 when Mr. Swartz had no Board affiliation with the Company.

         During May 2000, the Company received proceeds of $2,000,000 in exchange for 585,009 shares of common stock in accordance with the joint venture agreement with OXiGENE, Inc. (Note 6).

         During August 2000, the Company issued 518,672 shares of its common stock valued at $1,300,000 in accordance with the license agreement amendment with Schering A.G. (Note 6).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

5. CONTINGENCY

         During March 2000, the Company was served with a notice of lawsuit filed in Orange County Superior Court for the State of California by a former officer of the Company who resigned from the Company on November 3, 1999. The lawsuit alleges a single cause of action for breach of contract. A Director of the Company was also served with a notice of lawsuit, but such claims do not appear to be directed toward the Company. A hearing was held on July 21, 2000 in which the Superior Court judge approved the plaintiff's request for a writ of attachment and required the plaintiff to post a $15,000 bond in connection with that writ. On September 28, 2000, the Court ordered a lien of $250,000 to be held in accordance with the writ of attachment, which is included in restricted cash in the accompanying consolidated financial statements. The case is in the early stages of investigation and the Company is unable to evaluate the likelihood of an unfavorable outcome. The Company intends to vigorously contest the underlying complaint.

6. LICENSING

         During May 2000, the Company entered into a joint venture agreement with OXiGENE, Inc. ("OXiGENE"). Under the terms of the joint venture agreement, the Company has agreed to supply its VTA intellectual property to the joint venture while OXiGENE has agreed to (i) provide its next generation tubulin-binding compounds (ii) spend up to $20,000,000 to fund the development expenses of the joint venture based on its development success (iii) pay the Company a nonrefundable $1,000,000 license fee, which was received in May 2000 and will be amortized as license revenue over a two year period (iv) purchase $2,000,000 of the Company's common stock (Note 4) and (v) pay the Company a $1,000,000 nonrefundable license fee and subscribe to an additional $1,000,000 in common stock of the Company upon filing an Investigational New Drug Application ("IND") for the first clinical candidate developed. Any future funding of the joint venture after OXiGENE has paid its $20,000,000 in development expenses will be shared equally by the Company and OXiGENE. Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to the Company and 25% to OXiGENE until the Company has received $10,000,000 in sublicensing fees. Thereafter, the joint venture partners will share licensing fees equally. Any royalty income or profits will also be shared equally by the joint venture partners. The Company and OXiGENE have named the new entity ARCUS Therapeutics, LLC ("Arcus").

         During June 2000, the Company and Schering A.G. entered into an amendment (the "Amendment") to the Oncolym(R) License Agreement dated March 8, 1999, whereby Schering A.G. has agreed to pay for 100% of the Oncolym(R) clinical development expenses, excluding drug related costs, for the Phase I clinical trial. In exchange for this commitment, the Company agreed to transfer $1,300,000 of its common stock to Schering A.G. as defined in the Amendment. Upon the successful completion of the Phase I clinical trial, Schering A.G. will pay for 100% of the Phase II/III clinical trial (excluding drug related costs) in exchange for the Company issuing an additional $1,700,000 of its common stock as defined in the Amendment. Eighty percent of the clinical trial costs in

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

excess of the $1,300,000 for the Phase I clinical trial and $1,700,000 for the Phase II/III clinical trial will be paid by Schering A.G. and Peregrine will pay the remaining 20%. If Schering A.G. moves forward after the Phase II/III clinical trial, then Schering A.G. has agreed to refund Peregrine 80% of the proceeds it received from the sale of Peregrine's common stock by applying such amount to the Company's clinical and manufacturing obligations under the License Agreement dated March 8, 1999.

         During August 2000, the Company entered into a licensing agreement with an unrelated entity to license a segment of the VTA technology, specifically related to targeting Photodynamic Therapy agents ("PDT"), for the worldwide exclusive rights to this area. Under the agreement, the Company received an up-front payment of $500,000 in April 2000, which will be amortized as license revenue over a four-year period. The Company will also receive milestone payments and a royalty on net profits, as defined in the agreement, upon commercialization of a product.

         During October 2000, the Company entered into a licensing agreement with an unrelated entity to license a segment of its TNT technology for use in the application of cytokine fusion proteins. Under the terms of the licensing agreement, the Company will receive an up-front payment of $450,000 upon the satisfaction of certain conditions set forth in the agreement. The Company will also receive a royalty on net sales, as defined in the agreement, upon the commencement of commercial sales.

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

         The following discussion is included to describe the Company's financial position and results of operations for the three and six months ended October 31, 2000 compared to the same periods in the prior year. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion. In addition, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000, which was filed under the name of Techniclone Corporation with the Securities and Exchange Commission on July 31, 2000. Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

         COMPANY OVERVIEW. The Company changed its name from Techniclone Corporation to Peregrine Pharmaceuticals, Inc. ("Peregrine") effective October 25, 2000. The new name reflects the Company's new strategic business plan and the Company's new start. In addition, on November 7, 2000, the Company changed its ticker symbol on the Nasdaq SmallCap Market from "TCLN" to "PPHM". Peregrine is a biopharmaceutical company engaged in the research, development and commercialization of targeted cancer therapeutics. We are developing product candidates based primarily on collateral tumor targeting for the treatment of solid tumors. In addition, we are in collaboration with Schering A.G. to develop a direct tumor-targeting agent (Oncolym(R)) for the treatment of Non-Hodgkin's B-cell Lymphoma ("NHL").

         Collateral targeting is a strategy that has been developed to take advantage of characteristics common to all solid tumors. These common tumor characteristics include the development of a blood supply to support tumor growth. An inadequate blood supply results in starvation and eventually death of tumor cells. These dying and dead tumor cells are found within the necrotic areas of the tumor. Our collateral targeting agents target either intratumoral blood vessels or structures found within the necrotic areas of the tumor.

         The most clinically advanced of the collateral targeting agents is known as Tumor Necrosis Therapy ("TNT"), which utilizes monoclonal antibodies (targeting molecules that bind to specific structures) that recognize markers found in the necrotic areas of solid tumors. TNT antibodies are potentially capable of carrying a variety of agents including radiation, chemotherapeutic agents and cytokines to the interior of solid tumors. A Phase II clinical trial for a Tumor Necrosis Therapy agent (called Cotara(TM)) for the treatment of malignant glioma (brain cancer) is currently being conducted at The Medical University of South Carolina, Temple University, University of Utah-Salt Lake City, Carolina Neurosurgery & Spine Associates, Barrow Neurological Institute in Phoenix, Arizona, the University of Miami and Northwestern University. Also, our Tumor Necrosis Therapy is being used in a clinical trial for the treatment of pancreatic, prostate, liver cancers and malignant glioma in Mexico City. Additionally, a Phase I clinical trial at Standford University has been initiated to study intravenous administration of TNT for the treatment of colorectal cancer.

         A second class of collateral targeting agents are known as Vascular Targeting Agents ("VTAs"). VTAs utilize monoclonal antibodies and other targeting agents that recognize markers found on tumor blood vessels. The monoclonal antibody carries an effector molecule that creates a blockage within the blood vessels that supply oxygen and nutrients to the tumor cells, thus cutting off the blood supply to the tumor, which results in tumor cell death and potentially destroying the tumor. VTAs are currently in pre-clinical development in collaboration with our joint development partner, OXiGENE, Inc. and researchers at the University of Texas Southwestern Medical Center at Dallas.

         A third class of collateral targeting agents are known as Vasopermeation Enhancement Agents ("VEAs"). VEAs currently use the same targeting agent as TNT to deliver an agent that makes the blood vessels inside the tumor more leaky (permeable). The increased permeability of the tumor blood vessels makes it possible to deliver an increased concentration of killing agents into the tumor where they can potentially kill the living tumor cells. VEAs are currently in pre-clinical development in collaboration with researchers at the University of Southern California Medical Center.

         Peregrine has taken steps to protect its position in the field of collateral targeting agents. Peregrine currently has exclusive rights to over 40 issued U.S. and foreign patents protecting various aspects of its technology and has additional pending patent applications that it believes will further strengthen its position in collateral targeting.

         Our direct tumor-targeting agent, Oncolym(R), for the treatment of Non-Hodgkins B-cell Lymphoma ("NHL") is being developed by Schering A.G. On March 8, 1999, Peregrine entered into a license agreement with Schering A.G. with respect to the development, manufacturing and marketing of Oncolym(R). Schering A.G. has started the single dose Phase I clinical trial with a modified treatment strategy for the treatment of intermediate and high grade Non-Hodgkin's B-cell Lymphoma.

         RESULTS OF OPERATIONS. Before we compare the total operations of the Company (cash and non-cash income and expenses), we would like to discuss the Company's operational burn rate (net cash expenses from operations) for the three months ended October 31, 2000 compared to the same period in the prior year. As shown in the following schedule, the Company's operational burn rate has decreased $1,840,000 (or 55%) from $3,376,000 for the three months ended October 31, 1999 to $1,536,000 for the current three month period ended October 31, 2000. As further shown in that schedule, the average monthly operational burn rate has decreased approximately $613,000 (or 55%) per month for each month in the three months ended October 31, 2000 compared to the same average monthly periods in the prior year. The net decrease in cash expenses primarily relates to a decrease in expenses associated with antibody and radiolabeling manufacturing and scale-up efforts. In addition, the Company has a current period decrease in costs associated with patent legal fees and sponsored research fees associated with the VTA technology included in the joint venture with OXiGENE, Inc., as these expenses are now funded by the Arcus joint venture. In addition, the current quarter decrease in cash expenses is also due to a decrease in general and administrative expenses, including decreased salary expenses due to fewer employees in administration combined with a decrease in severance expenses. Moreover, the net decrease in expenses was supplemented by an increase in interest and other income as a result of a higher cash balance on hand during the current three-month period combined with an increase in rental income from the Company's subleased space. Recently, the Company has subleased a majority of its excess space and has consolidated its operations into one building to further reduce its fixed operational burn rate. Although our operational cash burn rate has decreased dramatically during the current three month period ended October 31, 2000 compared to the same period in the prior year, our total operational burn rate may vary substantially from quarter to quarter based on patient enrollment rates of our clinical trial programs and the funding of non-recurring items, which may include but are not limited to, items associated with product development, contract manufacturing, contract radiolabeling and the related commercial scale-up efforts for contract manufacturing and contract radiolabeling.

         The operational burn rate analysis for the three and six months ended October 31, 2000 and 1999 are as follows:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                             ---------------------------   ---------------------------
                                              OCTOBER 31,    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                 2000           1999           2000           1999
                                             ------------   ------------   ------------   ------------
Net loss                                     $(2,567,000)   $(5,662,000)   $(4,624,000)   $(8,651,000)
Less non-cash revenue and expenses:
   Deferred license revenue                     (156,000)             -       (260,000)             -
   Amortization of clinical trial services
      prepaid in stock                           779,000              -        779,000              -
   Depreciation and amortization                  81,000        125,000        158,000        251,000
   Provision for uncollectible note
     receivable                                        -      1,887,000              -      1,887,000
   Stock-based compensation
      expense and non-cash
      severance expenses                         327,000        274,000        654,000        557,000
                                             ------------   ------------   ------------   ------------
Net operational burn rate                    $(1,536,000)   $(3,376,000)   $(3,293,000)   $(5,956,000)
                                             ============   ============   ============   ============
Net average monthly operational
   burn rate during the period               $  (512,000)   $(1,125,000)   $  (549,000)   $  (993,000)
                                             ============   ============   ============   ============


THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

         NET LOSS. The Company's net loss of $2,567,000 for the quarter ended October 31, 2000 represents a decrease in net loss of $3,095,000 (or 55%) in comparison to the net loss of $5,662,000 for the prior year quarter ended October 31, 1999. This decrease in the net loss for the quarter ended October 31, 2000 is due to a decrease in total costs and expenses of $2,739,000 combined with an increase in interest and other income of $356,000.

         TOTAL COSTS AND EXPENSES. The Company's total costs and expenses decreased $2,739,000 during the quarter ended October 31, 2000, in comparison to the same prior year period ended October 31, 1999. The current quarter decrease in total costs and expenses resulted primarily from a prior year one-time expense of $1,887,000 during the quarter ended October 31, 1999 for the estimated provision of an uncollectible note receivable, which was not incurred in the current quarter ended October 31, 2000. In addition, the decrease in total costs and expenses was due to a decrease in research and development expenses of $702,000, a decrease in general and administrative expenses of $314,000 and a decrease in interest expense of $14,000. These amounts were offset by a current quarter increase in stock-based compensation (a non-cash expense) of $178,000.

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses of $702,000 during the three months ended October 31, 2000 compared to the same period in the prior year is primarily due to a decrease in expenses associated with manufacturing and radiolabeling. The Company has reduced the number of personnel associated with manufacturing and the related ancillary departments as the Company is no longer attempting to become a commercial manufacturer of antibodies. The Company's new strategy is to contract out commercial production of its antibodies to suppliers with excess capacity. In addition, the Company has significantly decreased research and development fees associated with the development of a commercial radiolabeling facility and process. The Company has reduced the research and development fees associated with radiolabeling and radiolabeling scale-up by consolidating the clinical radiolabeling activities for both Oncolym(R) and Cotara(TM) while continuing its development efforts through its existing collaboration with Paul Scherrer Institute. The above decreases were supplemented by a decrease in patent legal fees, patent maintenance fees and sponsored research fees associated with the VTA technology. Pursuant to the Company's joint venture agreement with OXiGENE, Inc., OXiGENE, Inc. has agreed to fund up to $20,000,000 in development expenses associated with the joint venture. The current quarter decreases in research and development expenses were offset by an increase in clinical trial expenses associated with Oncolym(R) and Cotara(TM).

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses of $314,000 during the three months ended October 31, 2000 compared to the same period in the prior year resulted primarily from a decrease in severance expenses and a decrease in salary expenses due to fewer administrative employees combined with a decrease in legal fees and other general expenses. Such current quarter decreases in expenses were offset by an increase in annual shareholder meeting expenses due to an increased number of shareholders.

         STOCK-BASED COMPENSATION EXPENSE. The increase in stock-based compensation expense (a non-cash expense) of $178,000 for the three months ended October 31, 2000 compared to the same period in the prior year is primarily due to the fair value of options granted to non-employee consultants of the Company during April 2000 who are assisting the Company with the development of its platform technologies. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

         INTEREST EXPENSE. The decrease in interest expense of $14,000 for the three months ended October 31, 2000 compared to the same period in the prior year is primarily due to a lower outstanding note payable balance during the quarter ended October 31, 2000. The Company has made aggregate principal payments of $2,000,000 during the quarter ended October 31, 2000 on a $3,300,000 note payable to Biotechnology Development Ltd.

         INTEREST AND OTHER INCOME. The increase in interest and other income of $356,000 during the three months ended October 31, 2000 compared to the same period in the prior year is primarily due to an increase in interest income earned on the Company's increased level of cash and cash equivalents on hand and short-term investments combined with an increase in license revenues and rental income. The Company does not expect to generate product sales for at least the next year.

SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999

         NET LOSS. The Company's net loss of $4,624,000 for the six months ended October 31, 2000 represents a decrease in net loss of $4,027,000 compared to a net loss of $8,651,000 for the six months ended October 31, 1999. The decreased loss for the six months ended October 31, 2000 is due to a $3,428,000 decrease in total costs and expenses combined with a $599,000 increase in interest and other income.

         TOTAL COSTS AND EXPENSES. The Company's total costs and expenses decreased $3,428,000 during the six months ended October 31, 2000 compared to the six months ended October 31, 1999. The decrease in total costs and expenses resulted primarily from a prior year one-time expense of $1,887,000 during the six months ended October 31, 1999 for the estimated provision of an uncollectable note receivable, which was not incurred in the current six months ended October 31, 2000, combined with a decrease in research and development expenses of $1,233,000 and a decrease in general and administrative expenses of $657,000. These amounts were offset by a current period increase in stock-based compensation expense (a non-cash expense) of $348,000 and an increase in interest expense of $1,000 over the same six month period of the prior year.

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses of $1,233,000 during the six months ended October 31, 2000 compared to the same period in the prior year is primarily due to a decrease in expenses associated with manufacturing and radiolabeling. The Company has reduced the number of personnel associated with the manufacturing department and related quality control, validation and quality assurance departments which supported the manufacturing department, as the Company is no longer attempting to become a commercial manufacturer of antibodies. The Company's new strategy is to contract out its commercial production of antibodies with suppliers with excess capacity. In addition, the Company has significantly decreased research and development efforts associated with the development of a commercial radiolabeling facility and process. The Company has also reduced the research and development fees associated with radiolabeling and radiolabeling scale-up by consolidating the clinical radiolabeling activities for both Oncolym(R) and Cotara(TM) while continuing its development efforts through its existing collaboration with Paul Scherrer Institute. The above decreases were supplemented by decreases in patent legal fees, patent maintenance fees and sponsored research fees associated with the VTA technology. Pursuant to the joint venture agreement with OXiGENE, Inc., OXiGENE, Inc. has agreed to fund up to $20,000,000 in development expenses associated with the joint ventures development of the VTA technology. The current six-month period decreases in research and development expenses were offset by an increase in clinical trial expenses associated with the Oncolym(R) and Cotara(TM) clinical trials.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses of $657,000 during the six months ended October 31, 2000 compared to the same period in the prior year resulted primarily from a decrease in severance expenses and decreased aggregate salaries due to fewer employees in the administration department combined with a decrease in legal fees, consulting fees, investor relation fees and other general expenses. Such current six month period decrease in expenses were offset by an increase in annual shareholder meeting costs due to the increased printing and distribution costs of the annual meeting materials, due to the increase number of shareholders compared to the prior year.

         STOCK-BASED COMPENSATION EXPENSE. The increase in stock-based compensation expense (a non-cash expense) of $348,000 for the six months ended October 31, 2000 compared to the same period in the prior year is primarily due to the fair value of options granted to non-employee consultants of the Company during April 2000 who are assisting the Company with the development of its platform technologies. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

         INTEREST EXPENSE. The increase in interest expense of $1,000 for the six months ended October 31, 2000 compared to the same period in the prior year is primarily due to an increase in the rate of interest from 10% per annum to 12% per annum on a $3,300,000 note payable to Biotechnology Development Ltd. in accordance with the Waiver Agreement dated December 29, 1999 offset by a decrease in the notes payable balance during the current period. The Company made aggregate principal payments of $2,000,000 during August 2000 and September 2000 on the aforementioned $3,300,000 note payable.

         INTEREST AND OTHER INCOME. The increase in interest and other income of $599,000 for the six months ended October 31, 2000 compared to the same period in the prior year is primarily due to an increase in interest income earned on the Company's increased level of cash and cash equivalents on hand and short-term investments combined with an increase in license revenues from license collaboration arrangements and an increase in rental income. The Company does not expect to generate product sales for at least the next year.

         LIQUIDITY AND CAPITAL RESOURCES. As of October 31, 2000, the Company had $10,006,000 in cash and cash equivalents and short-term investments. The Company has financed its operations primarily through the sale of common stock, which has been supplemented with payments received from various licensing collaborations. During the six months ended October 31, 2000, the Company received net proceeds of $12,114,000 from the sale of common stock and paid $2,000,000 in principal on a note payable to BTD, included in note payable and accrued interest payable to related party in the accompanying financial statements. Without obtaining additional financing or entering into additional licensing arrangements for the Company's other product candidates, the Company believes that it has sufficient cash on hand (excluding any future draws under the Equity Line), to meet its obligations on a timely basis for at least the next 12 months.

         The Company has experienced negative cash flows from operations since its inception and expects the negative cash flows from operations to continue for the foreseeable future. The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale-up for clinical trial production and radiolabeling continues. As a result of increased activities in connection with the clinical trials for Cotara(TM) and Oncolym(R), and the development costs associated with Vasopermeation Enhancement Agents (VEAs), the Company expects that the monthly negative cash flow will continue. The development of the Company's Vascular Targeting Agent (VTA) technology will be funded primarily by OXiGENE, Inc. under a joint venture agreement entered into during May 2000, whereby OXiGENE, Inc. will be funding up to $20,000,000 in development costs.

         The Company has the ability, subject to certain conditions, to obtain future funding under the Equity Line, as amended on June 2, 2000, whereby, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock until all common shares previously registered under the Equity Line have been exhausted. As of October 31, 2000, the Company had approximately 6,001,000 shares registered and available under the Equity Line for future Puts. Under the amendment, up to $2,800,000 of Puts can be made every month if the Company's closing bid price is $2.00 or higher during the 10-day pricing period. If the Company's closing bid price is between $1.00 and $2.00, then the Company can Put up to $1,500,000 per month and if the Company's closing bid price falls below $1.00 on any trading day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's common stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. Future Puts are priced at a discount equal to the greater of 17.5% of the lowest closing bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors or $0.20. At the time of each Put, the investors will be issued warrants, exercisable only on a cashless basis and expiring on December 31, 2004, to purchase up to 15% of the amount of common stock issued to the investors at the same price as the shares of common stock sold in the Put.

         COMMITMENTS. At October 31, 2000, we had no material capital commitments, although we have significant obligations, most of which are contingent, for payments to licensors for its technologies and in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha Therapeutic Corporation ("Alpha").

                           RISK FACTORS OF OUR COMPANY

         The biotechnology industry includes many risks and challenges. Our challenges may include, but are not limited to: uncertainties associated with pre-clinical and clinical trials for our technologies; the significant costs to develop our products as all of our products are currently in development, pre-clinical studies or clinical trials and no revenue has been generated from commercial product sales; obtaining additional financing to support our operations and the development of our products; obtaining regulatory approval for our technologies; complying with governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs and general economic conditions. A more detail discussion regarding the Company's industry and business risk factors can be found in the Company's Annual Report on Form 10-K for the year ended April 30, 2000, which was filed under the name of Techniclone Corporation with the Securities and Exchange Commission on July 31, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at October 31, 2000, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.


                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

         During March 2000, the Company was served with a notice of lawsuit filed in Orange County Superior Court for the State of California by a former officer of the Company who resigned from the Company on November 3, 1999. The lawsuit alleges a single cause of action for breach of contract. A Director of the Company was also served with a notice of lawsuit, but such claims do not appear to be directed toward the Company. A hearing was held on July 21, 2000 in which the Superior Court judge approved the plaintiff's request for a writ of attachment and required the plaintiff to post a $15,000 bond in connection with that writ. On September 28, 2000, the Court ordered a lien of $250,000 to be held in accordance with the writ of attachment, which is designated as restricted cash in the accompanying consolidated financial statements. The case is in the early stages of investigation and the Company is unable to evaluate the likelihood of an unfavorable outcome. The Company intends to vigorously contest the underlying complaint.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period of August 1, 2000 through October 31, 2000 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         During August 2000, the Company issued 518,672 shares of its common stock valued at $1,300,000 for the Company's initial obligation in accordance with the license agreement amendment with Schering A.G., entered into during June 2000.

         During September 2000, the Company issued 21,008 shares of common stock to a private placement investor upon the exercise of 21,008 warrants at an exercise price of $1.00 per share. The warrants were issued in conjunction with a private placement entered into in April 1999.

         During October 2000, the Company issued 51,000 shares of common stock upon the exercise of 51,000 warrants at an exercise price of $0.46875 per share. The warrants were issued to Swartz Private Equity, LLC (SPE) in exchange for a commitment by SPE to fund a $35,000,000 equity line financing over a three year term. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Private Equity, LLC. Mr. Swartz did not exercise any portion of his warrant.

         During September 2000, the Company issued an aggregate of 1,007,405 shares of the Company's common stock to the two institutional investors and the placement agent under the Equity Line, for an aggregate purchase price of $1,700,000. In conjunction with the Equity Line draw, the Company issued warrants to the two institutional investors and placement agent to purchase up to 146,530 shares of common stock, which warrants are immediately exercisable on a cashless basis only and expire on December 31, 2004.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   None.
-------  --------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         The Company held an annual meeting of stockholders' on October 24, 2000. The directors elected at the meeting were Carlton M. Johnson, Edward J. Legere, Eric S. Swartz, and Clive R. Taylor, M.D. Ph.D. The following represents matters voted upon and the results of the voting:

                                                                      AGAINST OR
                                                            FOR        WITHHELD
                                                        ------------   ---------
1)  Election of Directors:
    Carlton M. Johnson                                   80,445,598     303,068
    Edward J. Legere                                     80,454,193     294,473
    Eric S. Swartz                                       80,453,651     295,015
    Clive R. Taylor, M.D., Ph.D.                         80,450,627     298,039

2)  To amend the Company's Certificate of
    Incorporation to effect a change in the
    Company's name to Peregrine Pharmaceuticals, Inc.    79,802,759     945,907


3)  To ratify the appointment of Ernst & Young
    LLP as independent auditors of the Company for
    the fiscal year ending April 30, 2001.               80,351,661     397,005

ITEM 5.  OTHER INFORMATION.   None.
-------  ------------------


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.
-------  --------------------------------

         (a)  Exhibits:

         Exhibit Number         Description
         --------------         -----------

         27   Financial Data Schedule.


         (b)  Reports on Form 8-K:

              Current Report on Form 8-K as filed with the Commission on August 3, 2000 reporting the licensing agreement for a segment of its Vascular Targeting Agent technology with Scotia Pharmaceuticals Limited.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PEREGRINE PHARMACEUTICALS, INC.



                               By:  /s/ John N. Bonfiglio
                                    -------------------------------------------
                                    President & Chief Executive Officer


                                    /s/ Paul J. Lytle
                                    -------------------------------------------

                                    Vice President of Finance and Accounting
                                    (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)