Form 10-Q
period 2001-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2001-03-19
CIK 704562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001
                                                    OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

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

                        96,501,606 shares of Common Stock
                               as of March 1, 2001

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



                           PART I FINANCIAL INFORMATION                     PAGE

Item 1.  Financial Statements ................................................ 3
         Consolidated Balance Sheets at January 31, 2001 and April 30, 2000 .. 3 Consolidated Statements of Operations for the three and nine-month periods ended January 31, 2001 and 2000 ............................. 5
         Consolidated Statement of Stockholders' Equity for the nine months ended January 31, 2001............................................... 6
         Consolidated Statements of Cash Flows for the nine months ended
         January 31, 2001 and 2000............................................ 7
         Notes to Consolidated Financial Statements .......................... 9

Item 2.  Management's  Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................14

         Company Overview ....................................................14

         Risk Factors of Our Company .........................................20


Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........20

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings....................................................21

Item 2.  Changes in Securities and Use of Proceeds ...........................21

Item 3.  Defaults Upon Senior Securities .....................................21

Item 4.  Submission of Matters to a Vote of Security Holders .................21

Item 5.  Other Information ...................................................21

Item 6.  Exhibits and Reports on Form 8-K.....................................22


                          PART I FINANCIAL INFORMATION
                          ----------------------------


ITEM 1. FINANCIAL STATEMENTS
----------------------------


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2001 AND APRIL 30, 2000
---------------------------------------------------------------------------------------------------
                                                                    JANUARY 31,         APRIL 30,
                                                                       2001               2000
                                                                   -------------      -------------
                                                                     UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $  8,352,000       $  4,131,000
Restricted cash                                                         250,000                  -
Other receivables, net of allowance of $228,000
   (January) and $342,000 (April)                                       298,000             90,000
Prepaid expenses and other current assets                               144,000            268,000
Laboratory equipment held for sale                                      428,000            428,000
                                                                   -------------      -------------

         Total current assets                                         9,472,000          4,917,000

PROPERTY:
Leasehold improvements                                                  191,000             73,000
Laboratory equipment                                                    930,000            860,000
Furniture, fixtures and computer equipment                              687,000            806,000
                                                                   -------------      -------------

                                                                      1,808,000          1,739,000
Less accumulated depreciation and amortization                       (1,010,000)          (869,000)
                                                                   -------------      -------------

Property, net                                                           798,000            870,000

OTHER ASSETS:
Note receivable, net of allowance of $1,773,000 (January) and
    $1,863,000 (April)                                                        -                  -
Other, net                                                              146,000            166,000
                                                                   -------------      -------------

         Total other assets                                             146,000            166,000
                                                                   -------------      -------------

TOTAL ASSETS                                                       $ 10,416,000       $  5,953,000
                                                                   =============      =============


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2001 AND APRIL 30, 2000 (CONTINUED)
------------------------------------------------------------------------------------------------------
                                                                      JANUARY 31,          APRIL 30,
                                                                         2001                2000
                                                                    --------------      --------------
                                                                      UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                                    $     724,000       $     522,000
Note payable and accrued interest payable to related party              1,313,000           3,465,000
Accrued clinical trial site fees                                          468,000             280,000
Accrued royalties and license fees                                        156,000             268,000
Accrued legal and accounting fees                                         120,000             186,000
Notes payable, current portion                                            111,000             110,000
Other current liabilities                                                 334,000             254,000
Deferred license revenue                                                3,625,000           3,500,000
                                                                    --------------      --------------

    Total current liabilities                                           6,851,000           8,585,000

NOTES PAYABLE                                                               6,000              89,000

DEFERRED LICENSE REVENUE                                                  458,000                   -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock- $.001 par value; authorized 5,000,000 shares,
    none outstanding                                                            -                   -
Common stock-$.001 par value; authorized 150,000,000 shares;
    outstanding 96,346,981 (January); 90,612,610 (April)                   96,000              91,000
Additional paid-in capital                                            118,749,000         106,640,000
Deferred stock compensation                                            (1,278,000)         (2,258,000)
Accumulated deficit                                                  (114,466,000)       (107,194,000)
                                                                    --------------      --------------

    Total stockholders' equity (deficit)                                3,101,000          (2,721,000)
                                                                    --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $  10,416,000       $   5,953,000
                                                                    ==============      ==============

                     See accompanying notes to consolidated financial statements


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED JANUARY 31, 2001 AND 2000 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         --------------------------------      --------------------------------
                                          JANUARY 31,         JANUARY 31,       JANUARY 31,        JANUARY 31,
                                             2001                2000              2001               2000
                                         -------------      -------------      -------------      -------------
REVENUES:
Amortization of deferred
  license revenue                        $    156,000       $     50,000       $    416,000       $     50,000
Interest and other income                     309,000            104,000            772,000            228,000
                                         -------------      -------------      -------------      -------------
   Total revenues                             465,000            154,000          1,188,000            278,000

COSTS AND EXPENSES:
Research and development                    1,993,000          1,786,000          5,502,000          6,528,000
General and administrative                    753,000            597,000          1,760,000          2,262,000
Provision for uncollectible note
  receivable                                        -                  -                  -          1,887,000
Stock-based compensation                      326,000            467,000            980,000            772,000
Interest                                       41,000            103,000            218,000            279,000
                                         -------------      -------------      -------------      -------------
     Total costs and expenses               3,113,000          2,953,000          8,460,000         11,728,000

NET LOSS                                 $ (2,648,000)      $ (2,799,000)      $ (7,272,000)      $(11,450,000)
                                         =============      =============      =============      =============
Net loss before preferred stock
accretion and dividends                  $ (2,648,000)      $ (2,799,000)      $ (7,272,000)      $(11,450,000)

Imputed dividends on Class C
     Preferred Stock                                -                  -                  -             (2,000)
                                         -------------      -------------      -------------      -------------
NET LOSS APPLICABLE TO COMMON STOCK      $ (2,648,000)      $ (2,799,000)      $ (7,272,000)      $(11,452,000)
                                         =============      =============      =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING        96,320,984         81,885,308         94,795,668         78,390,042
                                         =============      =============      =============      =============

BASIC AND DILUTED LOSS PER SHARE         $      (0.03)      $      (0.03)      $      (0.08)      $      (0.15)
                                         =============      =============      =============      =============

                          See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED JANUARY 31, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          TOTAL
                                                                     ADDITIONAL                                       STOCKHOLDERS'
                                            COMMON STOCK               PAID-IN      DEFERRED STOCK    ACCUMULATED         EQUITY
                                        SHARES         AMOUNT          CAPITAL       COMPENSATION       DEFICIT          (DEFICIT)
                                    --------------  --------------  --------------  --------------   --------------   --------------
BALANCES - April 30, 2000              90,612,610   $      91,000   $ 106,640,000   $  (2,258,000)   $(107,194,000)   $  (2,721,000)

Common stock issued upon exercise
  of options and warrants                 158,866               -          79,000               -                -           79,000

Common stock issued for cash
  under Equity Line                     4,471,824           4,000       8,731,000               -                -        8,735,000

Common stock issued to OXiGENE,
  Inc. for cash under joint
  venture                                 585,009           1,000       1,999,000               -                -        2,000,000

Common stock issued to Schering
  A.G. for obligations under the
  license agreement amendment             518,672               -       1,300,000               -                -        1,300,000

Stock-based compensation                        -               -               -         980,000                -          980,000

Net loss                                        -               -               -               -       (7,272,000)      (7,272,000)
                                    --------------  --------------  --------------  --------------   --------------   --------------
BALANCES - January 31, 2001            96,346,981   $      96,000   $ 118,749,000   $  (1,278,000)   $(114,466,000)   $   3,101,000
                                    ==============  ==============  ==============  ==============   ==============   ==============

                               See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------------------------
                                                                     NINE MONTHS ENDED JANUARY 31,
                                                                         2001             2000
                                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (7,272,000)   $(11,450,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for uncollectible note receivable                                 -       1,887,000
    Depreciation and amortization and loss on disposal of property        278,000         386,000
    Stock-based compensation and common stock issued for
       services and under severance agreement                             980,000       1,460,000
    Amortization of clinical trial services prepaid in stock            1,117,000               -
    Severance expense                                                           -         174,000
    Amortization of deferred license revenue                             (416,000)              -
Changes in operating assets and liabilities:
  Other receivables                                                      (208,000)         93,000
  Prepaid expenses and other current assets                              (993,000)         19,000
  Other assets                                                                  -         206,000
  Accounts payable and accrued legal and accounting fees                  136,000         517,000
  Accrued clinical trial site fees                                        188,000         228,000
  Accrued royalties and license termination fees                         (112,000)         58,000
  Other accrued expenses and current liabilities                          (72,000)        (27,000)
  Deferred license revenue                                                999,000               -
                                                                     -------------   -------------

         Net cash used in operating activities                         (5,375,000)     (6,449,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property                                                  (206,000)       (185,000)
Transfer funds to restricted cash                                        (250,000)              -
Decrease in other assets                                                   20,000          35,000
                                                                     -------------   -------------

         Net cash used in investing activities                           (436,000)       (150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                 12,114,000       6,660,000
Payments received on notes receivable from sale of common
  stock                                                                   307,000
Principal payments on notes payable                                    (2,082,000)        (80,000)
Payment of Class C preferred stock dividends                                    -          (2,000)
                                                                     -------------   -------------

         Net cash provided by financing activities                     10,032,000       6,885,000
                                                                     -------------   -------------

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2001 AND 2000 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

                                                   NINE MONTHS ENDED JANUARY 31,
                                                        2001        2000
                                                    -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           $4,221,000   $  286,000

CASH AND CASH EQUIVALENTS,
   beginning of period                               4,131,000    2,385,000
                                                    -----------  -----------

CASH AND CASH EQUIVALENTS,
   end of period                                    $8,352,000   $2,671,000
                                                    ===========  ===========

SUPPLEMENTAL INFORMATION:

Interest paid                                       $  370,000   $  213,000
                                                    ===========  ===========

           See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

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

         At January 31, 2001, the Company had $8,352,000 in cash and cash equivalents. The Company has expended substantial funds on the development of product candidates and for clinical trials. As a result, the Company has had negative cash flows from operations since inception and expects the negative cash flows from operations to continue until the Company is able to generate sufficient revenue from the sale and/or licensing of its products. Although the Company has sufficient cash on hand to meet its obligations on a timely basis for at least the next twelve months based on its historical operational spending rate over the past nine months (excluding any future draws under the Company's Common Stock Equity Line of Credit), the Company will continue to require additional funding to sustain its research and development efforts, provide for future clinical trials, establish contract manufacturing and product commercialization capabilities, and continue operations until the Company is able to generate sufficient revenue from the sale and/or licensing of its product candidates. The Company plans to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with other companies.

         The Company's ability to access funds under the Equity Line Agreement is subject to the satisfaction of certain conditions and the failure to satisfy these conditions may limit or preclude the Company's ability to access such funds (Note 4).

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at January 31, 2001, and the consolidated results of its operations and its consolidated cash flows for the three and nine-month periods ended January 31, 2001 and 2000. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000, which was filed under its former name Techniclone Corporation with the Securities and Exchange Commission on July 31, 2000. Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         RECLASSIFICATION. Certain reclassifications were made to the prior period balances to conform them to the current period presentation.

         NET LOSS PER SHARE. Net loss per share is calculated by adding the net loss for the three and nine-month periods to the preferred stock dividends on the Class C preferred stock during the three and nine-month periods divided by the weighted average number of shares of common stock outstanding during the same period. Shares issuable upon the exercise of common stock warrants and options have been excluded from the per share calculation for the three and nine-month periods ended January 31, 2001 and 2000 because their effect is antidilutive. Accretion of the Class C preferred stock dividends amounted to $2,000 for the nine months ended January 31, 2000. There were no shares of preferred stock outstanding during the three and nine months ended January 31, 2001.

         RECENT ACCOUNTING PRONOUNCEMENTS. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Among other things, SAB No. 101 requires that license and other up-front fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company will adopt SAB No. 101 in the fourth quarter of fiscal year 2001 and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

3.       NOTES PAYABLE

         During the quarter ended October 31, 2000, the Company paid $2,000,000 in principal on its $3,300,000 note payable to Biotechnology Development Ltd. ("BTD"), which is included in note payable and accrued interest payable to related party in the accompanying consolidated financial statements. BTD is a limited partnership controlled by Mr. Edward J. Legere, a member of the Board of Directors and Interim President and Chief Executive Officer. On March 1, 2001, the notes due date, the remaining balance of the note payable and all accrued interest thereon was paid in full.

4.       STOCKHOLDERS' EQUITY (DEFICIT)

         During June 1998, the Company secured access to $20,000,000 under a Common Stock Equity Line of Credit ("Equity Line") with two institutional investors, as amended on June 2, 2000 (the "Amendment"). Under the Amendment, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock until all common shares previously registered under the Equity Line have been exhausted. As of January 31, 2001, the Company had approximately 6,001,000 unissued shares available under the Equity Line. Under the Amendment, up to $2,800,000 of Puts can be made every month if the Company's closing bid price is $2.00 or higher during the 10-day pricing period. If the Company's closing bid price is between $1.00 and $2.00, then the Company can Put up to $1,500,000 per month and if the Company's closing bid price falls below $1.00 on any trading day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's common stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. Future Puts under the Equity Line are priced at a discount equal to the greater of $0.20 or 17.5% off the lowest closing per share bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors.

         During the nine months ended January 31, 2001, the Company received gross proceeds of $9,500,000, in exchange for 4,063,747 shares of common stock issued to two institutional investors under the Equity Line. In connection with the Equity Line draws during the nine months ended January 31, 2001, the Company
(i) issued 408,077 shares of common stock, (ii) issued warrants to purchase up to 40,806 shares of common stock, and (iii) paid cash commissions of $665,000, to Dunwoody Brokerage Services, Inc., as placement agent fees. Mr. Eric Swartz, a member of the Board of Directors, maintains a contractual right to 50% of the placement agent fees paid under the Equity Line. The Equity Line was consummated in June 1998 when Mr. Swartz had no Board affiliation with the Company.

         During May 2000, the Company received proceeds of $2,000,000 in exchange for 585,009 shares of common stock in accordance with the joint venture agreement with OXiGENE, Inc. (Note 6).

         During August 2000, the Company issued 518,672 shares of its common stock valued at $1,300,000 in accordance with the license agreement amendment with Schering A.G. (Note 6).

         During February 2001, the Company issued 150,000 shares of the its common stock to an unrelated entity at $4.00 per share (Note 7).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

5.       CONTINGENCY

         During March 2000, the Company was served with a notice of lawsuit filed in Orange County Superior Court for the State of California by a former officer of the Company who resigned from the Company on November 3, 1999. The lawsuit alleged a single cause of action for breach of contract. A director of the Company was also served with a notice of lawsuit, but such claims do not appear to be directed toward the Company. A hearing was held on July 21, 2000 in which the Superior Court judge approved the plaintiff's request for a writ of attachment and required the plaintiff to post a $15,000 bond in connection with that writ. On September 28, 2000, the Court ordered a lien of $250,000 to be placed on the Company's bank account in accordance with the writ of attachment, which is included in restricted cash in the accompanying consolidated financial statements. During January 2001, the Company entered into a global settlement agreement based on the advice from the settlement judge, which dismissed all parties including a director of the Company. In conjunction with the global settlement agreement, the Company paid the plaintiff $250,000 during February 2001, which is included in general and administrative expenses in the accompanying consolidated financial statements for the three and nine months ended January 31, 2001.

6.       LICENSING

         During May 2000, the Company entered into a joint venture agreement with OXiGENE, Inc. ("OXiGENE"). Under the terms of the joint venture agreement, the Company has agreed to supply its VTA intellectual property to the joint venture while OXiGENE has paid the Company a nonrefundable $1,000,000 license fee, which was received in May 2000 and will be amortized as license revenue over a two year period, purchased $2,000,000 of the Company's common stock (Note
4) and agreed to (i) provide its next generation tubulin-binding compounds (ii) spend up to $20,000,000 to fund the development expenses of the joint venture based on its development success and (iii) pay the Company a $1,000,000 nonrefundable license fee and subscribe to an additional $1,000,000 in common stock of the Company upon filing an Investigational New Drug Application ("IND") for the first clinical candidate developed. Any future funding of the joint venture after OXiGENE has paid its $20,000,000 in development expenses will be shared equally by the Company and OXiGENE. Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to the Company and 25% to OXiGENE until the Company has received $10,000,000 in sublicensing fees. Thereafter, the joint venture partners will share licensing fees equally. Any royalty income or profits will also be shared equally by the joint venture partners. The Company and OXiGENE have named the new entity ARCUS Therapeutics, LLC ("Arcus").

         During June 2000, the Company and Schering A.G. entered into an amendment (the "Amendment") to the Oncolym(R) License Agreement dated March 8, 1999, whereby Schering A.G. has agreed to pay for 100% of the Oncolym(R) clinical development expenses, excluding drug related costs, for the Phase I clinical trial. In exchange for this commitment, the Company agreed to transfer $1,300,000 of its common stock to Schering A.G. as defined in the Amendment. Upon the successful completion of the Phase I clinical trial, Schering A.G. will pay for 100% of the Phase II/III clinical trial (excluding drug related costs) in exchange for the Company issuing an additional $1,700,000 of its common stock

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

as defined in the Amendment. Eighty percent of the clinical trial costs in excess of the $1,300,000 for the Phase I clinical trial and $1,700,000 for the Phase II/III clinical trial will be paid by Schering A.G. and Peregrine will pay the remaining 20%. If Schering A.G. moves forward after the Phase II/III clinical trial, then Schering A.G. has agreed to refund the Company 80% of the proceeds it received from the sale of Peregrine's common stock by applying such amount to the Company's clinical and manufacturing obligations under the License Agreement dated March 8, 1999.

         During August 2000, the Company entered into a licensing agreement with an unrelated entity to license a segment of the VTA technology, specifically related to targeting Photodynamic Therapy agents ("PDT"), for the worldwide exclusive rights to this area. Under the agreement, the Company received an up-front payment of $500,000 in April 2000, which will be amortized as license revenue over a four-year period. The Company could also receive milestone payments of up to $6,500,000 and a royalty on net profits, as defined in the agreement, upon commercialization of a product.

         During October 2000, the Company entered into a licensing agreement with an unrelated entity to license a segment of its TNT technology for use in the application of cytokine fusion proteins. Under the terms of the licensing agreement, the Company will receive an up-front payment up to $400,000 upon the satisfaction of certain conditions set forth in the agreement. The Company will also receive a royalty on net sales, as defined in the agreement, upon the commencement of commercial sales.

7.       SUBSEQUENT EVENTS

         During February 2001, the Company completed a licensing deal with an unrelated entity to license a segment of its VTA technology, specifically related to Vascular Endothelial Growth Factor ("VEGF"). Under the terms of the licensing agreement, the unrelated entity purchased 150,000 shares of the Company's common stock at $4.00 per share for total proceeds to the Company of $600,000. The Company will also receive an annual license fee of $200,000 until the unrelated entity files an Investigational New Drug Application in the United States utilizing the VEGF technology. In addition, the Company could receive up to $7,500,000 in future milestone payments, plus receive a royalty on net sales of all drugs commercialized by the unrelated entity utilizing the VEGF technology. The Company could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by the unrelated entity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Except for historical information contained herein, this Quarterly Report on Form 10-Q ("Report") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-Q, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. When used in this Form 10-Q, the words "may," "should," "believe," "anticipate," "estimate," "expect," their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements.

         The following discussion is included to describe the Company's financial position and results of operations for the three and nine months ended January 31, 2001 compared to the same periods in the prior year. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion. In addition, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000, which was filed under its former name, Techniclone Corporation, with the Securities and Exchange Commission on July 31, 2000. Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

         COMPANY OVERVIEW. The Company changed its name from Techniclone Corporation to Peregrine Pharmaceuticals, Inc. ("Peregrine") effective October 25, 2000. The new name reflects the Company's new strategic business plan and the Company's new start. In addition, on November 7, 2000, the Company changed its ticker symbol on the Nasdaq SmallCap Market from "TCLN" to "PPHM". On February 9, 2001, the Company announced that John Bonfiglio, Ph.D., President and Chief Executive Officer of the Company had taken a leave of absence from the Company and Edward Legere, a member of the Board of Directors, had been appointed the Interim President and Chief Executive Officer of the Company.

         Peregrine is a biopharmaceutical company engaged in the research, development and commercialization of targeted cancer therapeutics. We are developing product candidates working primarily on collateral tumor targeting for the treatment of solid tumors. In addition, we are working in collaboration with Schering A.G. to develop Oncolym(R) for the treatment of Non-Hodgkin's B-cell Lymphoma ("NHL").

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

         The most clinically advanced collateral targeting agent is known as Tumor Necrosis Therapy ("TNT"), which utilizes monoclonal antibodies (targeting molecules that bind to specific structures) that recognize markers found in the necrotic areas of solid tumors. TNT antibodies are potentially capable of carrying a variety of agents including radiation, chemotherapeutic agents and cytokines to the interior of solid tumors. A Phase II clinical trial for a Tumor Necrosis Therapy agent (called Cotara(TM)) for the treatment of malignant glioma (brain cancer) is currently being conducted at The Medical University of South Carolina, Temple University, University of Utah-Salt Lake City, Carolina Neurosurgery & Spine Associates in Charlotte, North Carolina, Barrow

Neurological Institute in Phoenix, Arizona, the University of Miami and Northwestern University. A Phase I/II clinical study of Cotara(TM) for the treatment of pancreatic, prostate, liver and brain cancers is also ongoing in Mexico City. Additionally, a Phase I trial is being conducted to study intravenous administration of Cotara(TM) for the treatment of colorectal cancer at the Stanford University Medical Center ("Stanford"). Additional studies at Stanford will begin during 2001. An additional Phase I trial to study intravenous administration of Cotara(TM) for the treatment of liver cancer is scheduled to begin in the near future at the Mayo Clinic.

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

         Our direct tumor-targeting agent, Oncolym(R), for the treatment of Non-Hodgkins B-cell Lymphoma ("NHL") is being developed by Schering A.G. Peregrine entered into a license agreement with Schering A.G. on March 8, 1999, which was amended during June 2000, with respect to the development, manufacturing and marketing of Oncolym(R). Schering A.G. has started the single dose Phase I clinical trial with a modified treatment strategy for the treatment of intermediate and high grade Non-Hodgkin's B-cell Lymphoma.

         RESULTS OF OPERATIONS. Before we compare the total operations of the Company (cash and non-cash income and expenses), we would like to discuss the Company's operational burn rate (net cash expenses from operations) for the three and nine months ended January 31, 2001 compared to the same periods in the prior year.

         The following schedule is a summary of the Company's operational burn rate for the three and nine months ended January 31, 2001 compared to the same period in the prior year. As shown in the following schedule, the Company's operational burn rate has increased $506,000 (33%) in the current quarter ended January 31, 2001 (or $168,000 per month) compared to the same period in the prior year. The net increase in cash expenses primarily relates to an increase in clinical trial expenses associated with the Phase II clinical trial using Cotara(TM) for the treatment of brain cancer and the Phase I study at Stanford University Medical Center using Cotara(TM) for the treatment of colorectal cancer. In addition, the current quarter net increase in cash expenses is also due to an increase in general and administrative expenses associated with a non-recurring expense of $250,000 for a global settlement with a former officer of the Company based on the advice of the settlement judge. The net increase in cash expenses was offset by an increase in interest income as a result of a higher cash and cash equivalents balance and short-term investments on hand during the current three-month period combined with an increase in rental income from the Company's subleased space. Recently, the Company has subleased the majority of its excess space and centralized its headquarters into one building to reduce its fixed operational burn rate. Although our operational cash burn rate has increased during the current three-month period ended January 31, 2001 compared to the same period in the prior year, our total operational burn rate for the nine months ended January 31, 2001 compared to the same period in the prior year decreased by $2,230,000 (30%) or $248,000 per month. The net decrease in cash expenses primarily relates to a decrease in expenses associated with antibody and radiolabeling manufacturing and scale-up efforts, which were incurred in the prior year. In addition, costs associated with patent legal fees and sponsored research fees associated with the VTA technology included in the joint venture with OXiGENE, Inc. decreased, as these expenses are primarily funded by the Arcus joint venture. In addition, the current nine-month period decrease in cash expenses is also due to a decrease in general and administrative expenses, including decreased salary expenses due to fewer employees in administration combined with a decrease in severance expenses. Moreover, the net decrease in expenses was supplemented by an increase in interest and other income as a result of a higher cash and cash equivalents balance and short-term investments on hand during the current nine-month period combined with an increase in rental income from the Company's subleased space.

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

             The operational burn rate for the three and nine months ended January 31, 2001 and 2000 are as follows:

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                              ------------------------------    ------------------------------
                                               JANUARY 31,       JANUARY 31,     JANUARY 31,      JANUARY 31,
                                                  2001              2000            2001             2000
                                              -------------    -------------    -------------    -------------
Net loss                                      $ (2,648,000)    $ (2,799,000)    $ (7,272,000)    $(11,450,000)
Less non-cash revenue and expenses:
   Amortization of deferred license
      revenue                                     (156,000)               -         (416,000)               -
   Amortization of clinical trial services
      prepaid in stock                             338,000                -        1,117,000                -
   Depreciation and amortization and
      loss on disposal of property                 120,000          131,000          278,000          386,000
   Stock issued for interest, services,
     and under severance agreements                      -          687,000                -          687,000
   Provision for uncollectible note
     receivable                                          -                -                -        1,887,000
   Stock-based compensation
      expense and non-cash
      severance expenses                           326,000          467,000          980,000          947,000
                                              -------------    -------------    -------------    -------------
Net operational burn rate                     $ (2,020,000)    $ (1,514,000)    $ (5,313,000)    $ (7,543,000)
                                              =============    =============    =============    =============
Net average monthly operational
   burn rate                                  $   (673,000)    $   (505,000)    $   (590,000)    $   (838,000)
                                              =============    =============    =============    =============

THREE MONTHS ENDED JANUARY 31, 2001 AND 2000

         NET LOSS. The Company's net loss of $2,648,000 for the quarter ended January 31, 2001 represents a decrease in net loss of $151,000 (or 5%) in comparison to the net loss of $2,799,000 for the prior year quarter ended January 31, 2000. This decrease in the net loss for the quarter ended January 31, 2001 is due to an increase in revenues of $311,000 offset with an increase in total costs and expenses of $160,000.

         REVENUES. The increase in revenues of $311,000 during the three months ended January 31, 2001 compared to the same period in the prior year is primarily due to an increase in interest income earned on the Company's increased level of cash and cash equivalents on hand and short-term investments. In addition, the increase in revenues was supplemented by an increase in license revenues, resulting from the amortization of deferred license revenue, plus an increase in rental income, as the Company has subleased the majority of its excess space and centralized its headquarters into one building. The Company does not expect to generate product sales for at least the next year.

         TOTAL COSTS AND EXPENSES. The current quarter increase in total costs and expenses of $160,000 is primarily due to an increase in research and development expenses of $207,000 and an increase in general and administrative expenses of $156,000. These amounts were offset by a current quarter decrease in interest expense of $62,000 and a decrease in stock-based compensation (a non-cash expense) of $141,000.

         RESEARCH AND DEVELOPMENT EXPENSES. The increase in research and development expenses of $207,000 during the three months ended January 31, 2001 compared to the same period in the prior year is primarily due to an increase in clinical trial expenses. The increase in clinical trial expenses are associated with the ongoing Phase II clinical trial using Cotara(TM) for the treatment of brain cancer, the Phase I study at Stanford University Medical Center using Cotara(TM) for the treatment of colorectal cancer, and the Phase I study using Oncolym(R) for the treatment of Non-Hodgkins B-cell Lymphona ("NHL"), which is being developed by Schering A.G. The current quarter increases in research and development expenses were offset by a decrease in patent legal fees, patent maintenance fees and sponsored research fees associated with the VTA technology. Pursuant to the Company's joint venture agreement with OXiGENE, Inc., OXiGENE, Inc. has agreed to fund up to $20,000,000 in development expenses associated with the joint venture.

         GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses of $156,000 during the three months ended January 31, 2001 compared to the same period in the prior year is primarily due to a non-recurring expense of $250,000 for a global settlement with a former officer of the Company based on the recommendation of the settlement judge combined with an increase in public relation expenses associated with the development of the Company's new web site and an increase in consulting services provided by the Company's new public relations firm. The current quarter increases in general and administrative expenses were primarily offset by a decrease in salary expenses due to fewer administrative employees and a decrease in legal fees.

         STOCK-BASED COMPENSATION EXPENSE. The decrease in stock-based compensation expense (a non-cash expense) of $141,000 for the three months ended January 31, 2001 compared to the same period in the prior year is primarily due to a prior year one-time expense of $313,000 for the issuance of a warrant to Swartz Private Equity, LLC to purchase up to 750,000 shares of the Company's common stock in consideration of a commitment by Swartz Private Equity, LLC to fund a $35,000,000 equity line financing over a three year term. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Private Equity, LLC. The current quarter decrease in stock-based compensation expense was offset by an increase in the fair value of options granted to non-employee consultants of the Company during April 2000 who are assisting the Company with the development of its platform technologies. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

         INTEREST EXPENSE. The decrease in interest expense of $62,000 for the three months ended January 31, 2001 compared to the same period in the prior year is primarily due to a lower outstanding note payable balance during the quarter ended January 31, 2001. The Company made aggregate principal payments of $2,000,000 during the quarter ended October 31, 2000 on a $3,300,000 note payable to Biotechnology Development Ltd.

NINE MONTHS ENDED JANUARY 31, 2001 AND 2000

         NET LOSS. The Company's net loss of $7,272,000 for the nine months ended January 31, 2001 represents a decrease in net loss of $4,178,000 (or 36%) in comparison to the net loss of $11,450,000 for the nine months ended January 31, 2000. The decreased loss for the nine months ended January 31, 2001 is due to a $3,268,000 decrease in total costs and expenses combined with a $910,000 increase in revenues.

         REVENUES. The increase in revenues of $910,000 for the nine months ended January 31, 2001 compared to the same period in the prior year is primarily due to an increase in interest income earned on the Company's increased level of cash and cash equivalents on hand and short-term investments. In addition, the increase in revenues was supplemented by an increase in license revenues, resulting from the amortization of deferred license revenue, plus an increase in rental income, as the Company has recently subleased the majority of its excess space and centralized its headquarters into one building. The Company does not expect to generate product sales for at least the next year.

         TOTAL COSTS AND EXPENSES. The Company's total costs and expenses decreased $3,268,000 during the nine months ended January 31, 2001 compared to the nine months ended January 31, 2000. The decrease in total costs and expenses resulted primarily from a prior year one-time expense of $1,887,000 during the nine months ended January 31, 2000 for the estimated provision of an uncollectible note receivable, which was not incurred in the current nine months ended January 31, 2001, combined with a decrease in research and development expenses of $1,026,000, a decrease in general and administrative expenses of $502,000 and a decrease in interest expense of $61,000. These amounts were offset by a current period increase in stock-based compensation expense (a non-cash expense) of $208,000.

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses of $1,026,000 during the nine months ended January 31, 2001 compared to the same period in the prior year is primarily due to a decrease in expenses associated with manufacturing and radiolabeling. The Company has reduced the number of personnel associated with the manufacturing department and related quality control, validation and quality assurance departments which supported the manufacturing department, as the Company is no longer attempting to become a commercial manufacturer of antibodies. The Company still plans to contract out its commercial production of antibodies with outside suppliers with excess capacity. As a result of this plan, the Company has had various discussions with unrelated entities regarding the purchase, use and/or sharing of the Company's manufacturing facility based on the increased demand for antibody manufacturing as a number of companies are involved in the development of monoclonal antibodies. In addition, the Company has significantly decreased research and development efforts associated with the development of a commercial radiolabeling facility and process. The Company has also reduced the research and development fees associated with radiolabeling and radiolabeling scale-up by consolidating the clinical radiolabeling activities for both Oncolym(R) and Cotara(TM) while continuing its development efforts through its existing collaboration with Paul Scherrer Institute. The above decreases were supplemented by decreases in patent legal fees, patent maintenance fees and sponsored research fees associated with the VTA technology. Pursuant to the joint venture agreement with OXiGENE, Inc., OXiGENE, Inc. has agreed to fund up to $20,000,000 in development expenses associated with the joint ventures development of the VTA technology. The current nine-month period decreases in research and development expenses were offset by an increase in clinical trial expenses associated with the ongoing Phase II clinical trial using Cotara(TM) for the treatment of brain cancer, the Phase I study at Stanford University Medical Center using Cotara(TM) for the treatment of colorectal cancer, and the Phase I study using Oncolym(R) for the treatment of Non-Hodgkin's B-cell Lymphoma, which is being developed by Schering A.G.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses of $502,000 during the nine months ended January 31, 2001 compared to the same period in the prior year resulted primarily from a net decrease in severance expenses and decreased aggregate salaries due to fewer employees in the administration department combined with a decrease in legal fees and other general expenses. Such current nine-month period decrease in expenses was offset by an increase in annual shareholder meeting costs due to the increased printing and distribution costs of the annual meeting materials, resulting from the increased number of shareholders compared to the prior year. In addition, the current nine-month period decrease in expenses was offset by an increase in public relation expenses associated with the development of the Company's new web site and an increase in consulting services provided by the Company's new public relations firm.

         STOCK-BASED COMPENSATION EXPENSE. The increase in stock-based compensation expense (a non-cash expense) of $208,000 for the nine months ended January 31, 2001 compared to the same period in the prior year is primarily due to the fair value of options granted to non-employee consultants of the Company during April 2000 who are assisting the Company with the development of its platform technologies. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period. The above increase was primarily offset by a prior year one-time expense of $313,000 for the issuance of a warrant to Swartz Private Equity, LLC to purchase up to 750,000 shares of the Company's common stock in consideration of a commitment by Swartz Private Equity, LLC to fund a $35,000,000 equity line financing over a three year term. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Private Equity, LLC.

         INTEREST EXPENSE. The decrease in interest expense of $61,000 for the nine months ended January 31, 2001 compared to the same period in the prior year is primarily due to a lower outstanding note payable balance during the current period. The Company made aggregate principal payments of $2,000,000 during the quarter ended October 31, 2000 on a $3,300,000 note payable to Biotechnology Development Ltd.

         LIQUIDITY AND CAPITAL RESOURCES. As of January 31, 2001, the Company had $8,352,000 in cash and cash equivalents. The Company has financed its operations primarily through the sale of common stock, which has been supplemented with payments received from various licensing collaborations. During the nine months ended January 31, 2001, the Company received net proceeds of $12,114,000 from the sale of common stock and paid $2,000,000 in principal on a note payable to BTD, included in the accompanying consolidated statement of cash flow. Without obtaining additional financing or entering into additional licensing arrangements for the Company's other product candidates, the Company believes that it has sufficient cash on hand (excluding any future draws under the Equity Line), to meet its obligations on a timely basis for at least the next twelve months based on its historical operational spending rate over the past nine months.

         The Company has experienced negative cash flows from operations since its inception and expects the negative cash flows from operations to continue for the foreseeable future. The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale-up for clinical trial production and radiolabeling continues. As a result of increased activities in connection with the clinical trials for Cotara(TM) and Oncolym(R), and the development costs associated with Vasopermeation Enhancement Agents (VEAs), the Company expects that the monthly negative cash flow will increase over the next twelve months. The development of the Company's Vascular Targeting Agent (VTA) technology will be funded primarily by OXiGENE, Inc. under a joint venture agreement entered into during May 2000, whereby OXiGENE, Inc. agreed to fund up to $20,000,000 in development costs.

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

         COMMITMENTS. At January 31, 2001, we had no material capital commitments, although we have significant obligations, most of which are contingent, for payments to licensors for their technologies and in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha Therapeutic Corporation ("Alpha").

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at January 31, 2001, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

         During March 2000, the Company was served with a notice of lawsuit filed in Orange County Superior Court for the State of California by a former officer of the Company who resigned from the Company on November 3, 1999. The lawsuit alleged a single cause of action for breach of contract. A director of the Company was also served with a notice of lawsuit, but such claims do not appear to be directed toward the Company. A hearing was held on July 21, 2000 in which the Superior Court judge approved the plaintiff's request for a writ of attachment and required the plaintiff to post a $15,000 bond in connection with that writ. On September 28, 2000, the Court ordered a lien of $250,000 to be placed on the Company's bank account in accordance with the writ of attachment, which is designated as restricted cash in the accompanying consolidated financial statements. During January 2001, the Company entered into a global settlement agreement, based on the advice from the settlement judge, which dismissed all parties including a director of the Company. In conjunction with the global settlement agreement, the Company paid the plaintiff $250,000 during February 2001, which is included in general and administrative expenses in the accompanying consolidated financial statements for the nine months ended January 31, 2001.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period of November 1, 2000 through January 31, 2001 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         During January 2001, the Company issued 10,504 shares of common stock to a private placement investor upon the exercise of a warrant to purchase 10,504 shares at an exercise price of $1.00 per share. The warrants were issued in conjunction with a private placement entered into in April 1999.

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

         (a)      Exhibits: None

         (b)      Reports on Form 8-K: None.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PEREGRINE PHARMACEUTICALS, INC.



                                              By: /s/ Edward J. Legere
                                                  ------------------------------
                                                  Director and Interim
                                                  President & Chief
                                                  Executive Officer


                                                  /s/ Paul J. Lytle
                                                  ------------------------------
                                                  Vice President of
                                                  Finance and Accounting
                                                  (signed both as an
                                                  officer duly authorized
                                                  to sign on behalf of the
                                                  Registrant and principal
                                                  financial officer and
                                                  chief accounting
                                                  officer)