Form 10-K
period 2001-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2001-07-27
CIK 704562

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2001

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

                                 (714) 508-6000
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $195,083,000 as of July 19, 2001, based upon a closing price of $2.05 per share. Excludes 4,827,293 shares of common stock held by executive officers, directors, and shareholders whose ownership exceeds 5% of the common stock outstanding as of July 19, 2001.

         As of July 19, 2001, there were 99,989,766 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 2001 Annual Shareholders' Meeting.

================================================================================

                         PEREGRINE PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001


                                TABLE OF CONTENTS


                                     PART I
Item  1.      Business                                                       3
Item  2.      Properties                                                     20
Item  3.      Legal Proceedings                                              20
Item  4.      Submission of Matters to a Vote of Security Holders            21

                                     PART II

Item  5.      Market for Registrant's Common Equity and Related
                Stockholders' Matters                                        21
Item  6.      Selected Financial Data                                        22
Item  7.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations                23
Item 7A.      Quantitative and Qualitative Disclosures
                About Market Risk                                            28
Item  8.      Financial Statements and Supplementary Data                    28
Item  9.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosures                      28

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant             28
Item 11.      Executive Compensation                                         28
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management                                               28
Item 13.      Certain Relationships and Related Transactions                 28

                                     PART IV

Item 14.      Exhibits, Consolidated Financial Statement
                Schedules, and Reports on Form 8-K                           29

                                     PART I
                                     ------

ITEM 1. BUSINESS

         Except for historical information contained herein, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-K, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. When used in this Form 10-K, the words "may," "should," "plans," "believe," "anticipate," "estimate," "expect," their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Risk Factors and Forward-Looking Statements" on page 15.


                                COMPANY OVERVIEW

         Peregrine Pharmaceuticals, Inc. (formerly Techniclone Corporation), located in Tustin, California, is a biopharmaceutical company engaged in the development and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. As used in this Form 10-K, the terms "we", "us", "our", "Company" and "Peregrine" refers to Peregrine Pharmaceuticals, Inc., and its wholly owned subsidiary, Vascular Targeting Technologies, Inc. (formerly Peregrine Pharmaceuticals, Inc.).

         Peregrine's main focus is on the development of its Collateral Targeting Agent technologies. Collateral Targeting Agents typically use antibodies that bind to or target stable structures found in most solid tumors, such as structures found in the necrotic core of the tumor or markers found specifically on tumor blood vessels. In pre-clinical and/or clinical studies, these antibodies are capable of targeting and delivering therapeutic killing agents that destroy cancerous tumor cells. Peregrine currently has exclusive rights to over 40 issued U.S. and foreign patents protecting various aspects of its technology and has additional pending patent applications that it believes will further strengthen its position using Collateral Targeting Agents.

         We have put together the following chart to assist you in understanding how our three Collateral Targeting Agent technologies, Tumor Necrosis Therapy ("TNT"), Vascular Targeting Agents ("VTA's"), and Vasopermeation Enhancement Agents ("VEA's"), function:

--------------------------------------------------------------------------------
   TNT      |X|    Binds to dead and dying cells found primarily at the necrotic core of tumors.
            |X|    Since virtually all solid tumors have a necrotic core, a
                   single TNT agent can potentially target a number of different solid tumors.
            |X|    Can be attached to killing agents, such as radiation or
                   cytokines, in order to kill living tumor cells near the
                   necrotic core.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  VTA'S     |X|    Bind to markers found selectively on tumor blood vessels and blocks the flow of oxygen and nutrients to underlying tumor tissue by activating a thrombotic pathway.
            |X|    Blocking blood vessels in a tumor can kill thousands to tens of thousands of cancer cells, thus causing tumor death.
            |X|    Represent a very efficient method of killing tumors while
                   minimizing systemic toxicity.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  VEA'S     |X|    Use a targeting agent to deliver an effector that makes the blood vessels inside the tumor more leaky (permeable).
            |X|    The increased permeability of the tumor blood vessels can
                   make it possible to deliver a higher concentration of
                   killing agents into the tumor potentially resulting in a
                   better anti-tumor effect.
--------------------------------------------------------------------------------

         In addition, the following chart summarizes the development status of the Company's platform Collateral Targeting Agent technologies:

     TECHNOLOGY         STUDY INDICATION               DEVELOPMENT STATUS
  ----------------    ---------------------------    ---------------------------
  TNT / Cotara(TM)      Brain Cancer                   Phase II

  TNT / Cotara(TM)      Colorectal Cancer              Phase I

  TNT / Cotara(TM)      Advanced Soft-tissue           Phase I
                        Sarcoma
  TNT / Cotara(TM)      Pancreatic                     Phase I

  TNT / Cotara(TM)      Liver Cancer                   Phase I

  TNT / Cotara(TM)      Pancreatic, Prostate,          Phase I/II in Mexico City; closed for
                        Liver and Brain Cancers        enrollment; clinical data used to initiate
                                                       additional trials in the U.S.

  VTA                   Not applicable                 Pre-clinical in collaboration with OXiGENE, Inc.

  VEA                   Not applicable                 Pre-clinical

         In addition to Collateral Targeting Agents, we have a direct tumor-targeting agent, Oncolym(R), for the treatment of Non-Hodgkins B-cell Lymphoma ("NHL"). The Oncolym(R) antibody is linked to a radioactive isotope
(131I) and the combined molecule is injected into the blood stream of the lymphoma patient where it recognizes and binds to the cancerous lymphoma tumor sites, thereby delivering the radioactive isotope directly to the tumor site. During June 2001, we assumed the rights previously licensed by Schering A.G. and we will continue to enroll patients in a single dose Phase I/II clinical trial that was developed by Schering A.G.

         The following is a more in depth discussion of our Collateral Targeting Agent technologies.

                         TUMOR NECROSIS THERAPY ("TNT")

         TNT is our most clinically advanced Collateral Targeting Agent, which acts by binding to dead and dying cells found primarily at the necrotic core of the tumor. TNT antibodies are potentially capable of carrying a variety of agents including radioisotopes, chemotherapeutic agents and cytokines to the interior of solid tumors. The Company's first TNT-based product, Cotara(TM), is a chimeric (antibody which is partially human and partially mouse) TNT antibody conjugated to a radioisotope, I-131. The Company currently has five ongoing trials for the treatment of various solid tumor indications using Cotara(TM).

         TNT represents a novel approach to cancer therapy for the treatment of sold tumors. Instead of targeting living cancer cells, TNT targets dead and dying cells, which can account for up to 50% of the mass of a tumor found primarily at the tumor core. TNT binds to Deoxyribonucleic Acid ("DNA") or DNA-associated proteins, such as histones, found within the nucleus of every cell. TNT is only able to reach the DNA target in cells having porous nuclear and cellular membranes, since porosity is a property uniquely associated with dead and dying cells. As such, DNA functions as a highly abundant but selective target. This DNA target is not believed to modulate as do targets associated with other tumor-specific cell surface antigens that are commonly used as targets with other antibody-based therapeutic modalities. Thus, compared to a cell surface marker, the DNA target may be a more stable and reliable target. Once concentrated in necrotic regions throughout the tumor, radiolabeled TNT can potentially bombard neighboring viable cancer cells with beta radiation, which has a penetration of 100-300 cell layers for an extended period of time, resulting in death of the tumor cells surrounding the necrotic core.

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

         During September 1995, the Company entered into an agreement with Cancer Therapeutics, Inc. whereby the Company granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the Peoples Republic of China. The technology was then sublicensed to Brilliance Shanghai Pharmaceuticals, Inc. ("Brilliance") from Cancer Therapeutics, Inc. and Brilliance has been conducting clinical trials in China using TNT for approximately the last five (5) years. Recently, Brilliance has informed the Company that they were in the process of submitting an application for regulatory approval from the Chinese Regulatory Authority. The Company's agreement with Cancer Therapeutics, Inc. is summarized in the notes to the consolidated financial statements.

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

         In pre-clinical animal studies, VTAs have been able to induce the formation of clots in tumor blood vessels within 30 minutes leading to tumor cell death. Within days, large tumor masses have been shown to disintegrate and have left nearby healthy tissue intact and fully functional.

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

         During May 2000, the Company entered into a joint venture agreement with OXiGENE, Inc. for the development of the VTA technology. Under the terms of the joint venture, the Company has agreed to supply its VTA intellectual property to the joint venture. In exchange for this, OXiGENE, Inc. has agreed to provide its next generation tubulin-binding compounds and fund up to $20,000,000 for development costs plus milestone payments as further explained in the notes to our consolidated financial statements. The Company and OXiGENE, Inc. have named the new joint venture entity Arcus Therapeutics, LLC. Pre-clinical research is currently being conducted by Dr. Philip Thorpe and his scientific team at the University of Texas Southwestern Medical Center at Dallas under a sponsored research agreement.

                   VASOPERMEATION ENHANCEMENT AGENTS ("VEAs").

         VEAs currently use the same targeting agent as TNT to deliver an agent that makes the blood vessels inside the tumor more leaky (permeable). The increased permeability of the tumor blood vessels makes it possible to deliver an increased concentration of killing agents into the tumor where they can potentially kill the living tumor cells. In pre-clinical studies, VEAs were able to increase the uptake of drugs or antibodies within a tumor by 200% to 400%. VEAs are currently in pre-clinical development in collaboration with Dr. Alan Epstein and his scientific team at the University of Southern California Medical Center under a sponsored research agreement.

                              OUR BUSINESS STRATEGY

         Our mission is to increase the quality of life of people suffering from cancer and to increase shareholder value by rapidly commercializing our platform technologies through in-house development, joint ventures, strategic alliances and licensing agreements. Our objective is to focus our resources on clinical trials to seek regulatory approval while enhancing our strategic partnership arrangements for our broad platform technologies. The most critical aspect of our business plan involves clinical trials of our various platform technologies.

                                 CLINICAL TRIALS

         Over the past fiscal year, we have expanded our clinical trial program using Cotara(TM) in the U.S. from one clinical trial for the treatment of brain cancer to five separate clinical trials for the treatment of five solid tumor indications. With the preliminary data obtained from a clinical trial in Mexico City during the past year using Cotara(TM), we were able to plan and initiate four additional clinical trials this past fiscal year in the U.S. These trials are designed to determine the drug's safety and dosing profile. In addition, we plan on commencing a Phase III study in the U.S. during the next fiscal year, upon the approval from the Food & Drug Administration, for the treatment of brain cancer. Although this study may be acceptable to the U.S. Food and Drug Administration ("FDA"), the study would probably not be acceptable to the European Medicines Evaluation Agency ("EMEA"). Therefore, the Company is looking to design a study that it believes will be acceptable to the U.S. FDA, the EMEA and Canadian regulatory authorities. This study is contemplated to be about twice the size of a U.S. only study and will require additional financial resources. The successful completion of such a study and potential approval would have a significant impact on the revenue potential of Cotara(TM) and would give the Company more leverage in negotiating with a potential marketing partner. The Company intends to commence additional studies this year for other solid tumor indications using Cotara(TM). The following is a summary of our clinical trial program using Cotara(TM) in five separate clinical trials in the
U.S.:

            DEVELOPMENT STATUS                     CANCER
            (TRIAL START DATE)                   INDICATION                     CLINICAL TRIAL SITE(S)
-------------------------------------------     --------------    ---------------------------------------------------
U.S. multi-center Phase II trial using          Malignant         The Medical University of South Carolina; Temple
intratumoral administration of Cotara(TM)       Glioma            University; University of Utah-Salt Lake City;
(December 1998). Phase III planned to           (Brain            Carolina Neurosurgery & Spine Associates in
commence during fiscal year 2002.               Cancer)           Charlotte, North Carolina; Barrow Neurological
                                                                  Institute in Phoenix, Arizona; the University of
                                                                  Miami; and Northwestern University

Phase I trial using intravenous                 Colorectal        Stanford University Medical Center
administration (October 2000).                  Cancer

Phase I trial using intravenous                 Advanced          Stanford University Medical Center
administration (April 2001).                    Soft Tissue
                                                Sarcoma

Phase I trial using intravenous                 Pancreatic        Stanford University Medical Center
administration (April 2001).                    or Biliary
                                                Cancer

Phase I Study of Cotara(TM) after               Liver or          Mayo Clinic in Rochester, Minnesota
Radiofrequency Ablation of                      Hepatic
Hepatic Cancer (April 2001)                     Cancer

Phase I/II trial using intravenous,             Pancreatic,       Mexico City, Mexico
intrathecal, and intratumoral                   Prostate,
administration (May 1999). Study                Liver and
results have been used to initiate              Brain Cancers
new U.S. studies using Cotara(TM).
Study is closed to new patients.

         In addition to Collateral Targeting Agents, the Company has a direct tumor targeting agent, Oncolym(R), designed as a therapy against Non-Hodgkin's B-cell Lymphoma cancer ("NHL"). Oncolym(R) is currently in a Phase I/II clinical trial for the treatment of intermediate and high grade NHL using a single dose injection, which was developed by Schering A.G. This clinical study is designed to measure safety and dosing of a single dose of Oncolym(R) in intermediate and high grade Non-Hodgkins B-cell Lymphoma. The study is designed to test a range of doses in order to optimize the treatment regimen while evaluating the dosimetry, biodistribution, safety and efficacy of Oncolym(R). During June 2001, the Company assumed the rights that were previously licensed by Schering A.G. in March 1999. The Company believes it will continue the clinical trial plans developed by Schering A.G. and will continue to treat patients at clinical trial sites established by Schering A.G. The Company is currently evaluating the potential to license Oncolym(R) to other companies.

         In addition to clinical trials, pursuant to our strategic plan, we intend to optimize our platform technologies and increase shareholder value by entering into strategic partnerships, joint ventures, licensing arrangements, research collaborations and any other strategic arrangement that we believe will increase shareholder value. Even though we enter into these types of arrangements, our broad Collateral Targeting Agent technologies allows us to out-license certain aspects of our technology while maintaining certain rights to technologies we plan to develop in-house. We believe that these license collaborations are the second most important aspect of our strategic plan.

                             LICENSE COLLABORATIONS

         During the fiscal year ended April 30, 2001, we entered into the following four strategic arrangements:

                        MONTH / YEAR                                                         STRATEGIC PARTNER;
PLATFORM TECHNOLOGY      COMPLETED                      SPECIFIC USES                           ARRANGEMENT
--------------------- ------------------ ----------------------------------------------- ----------------------------
        VTA                 May /        All aspects of the VTA                          OXiGENE, Inc.; Joint
                            2000         targeting molecule which is linked to one of    Venture agreement
                                         several different types of effector
                                         molecules, including drugs, coagulants,
                                         radioisotopes and toxins. Company
                                         maintained rights to VTAs that are not
                                         linked to an effector molecule.

        VTA               August /       VTA technology in conjunction with              Scotia Holdings, Inc.;
                            2000         Photodynamic Therapy                            License agreement

        VTA              February /      VTA in conjunction with Vascular                SuperGen, Inc.;
                            2001         Endothelial Growth Factor                       License agreement

        TNT              October /       TNT combined with Cytokines                     Merck KgaA; License
                            2000                                                         agreement

         During May 2000, the Company entered into a joint venture with OXiGENE, Inc. ("OXiGENE"). Under the terms of the joint venture agreement, the Company has agreed to supply its VTA intellectual property to the joint venture while OXiGENE has primarily agreed to fund up to $20,000,000 in development expenses of the joint venture based on its development success. The Company and OXiGENE have named the new entity ARCUS Therapeutics, LLC ("Arcus").

         During August 2000, the Company entered into a licensing agreement with Scotia Pharmaceuticals Limited ("Scotia") to license a segment of its VTA technology, specifically related to targeting Photodynamic Therapy agents ("PDT"), for the worldwide exclusive rights to this area. Recently, an administrator has been appointed to oversee the finances of Scotia and the company is currently in receivership based on a press release issued in March 2001. Under the terms of the license agreement, if Scotia enters into bankruptcy protection or is in receivership, all rights previously acquired by Scotia will revert back to Peregrine. The Company is currently in discussions with Scotia and the parties involved in the receivership to resolve the matter.

         During February 2001, the Company completed a licensing deal with SuperGen, Inc. ("SuperGen") to license a segment of its VTA technology, specifically related to Vascular Endothelial Growth Factor ("VEGF").

         During October 2000, the Company entered into a licensing agreement with Merck KGaA to license a segment of its TNT technology for use in the application of cytokine fusion proteins.

         The overall goal of our licensing strategy is to develop as many corporate relationships as possible for the development of our platform technologies, thus increasing the chances that one or several anti-cancer products will be commercialized utilizing our technologies. We believe that there are numerous opportunities for non-exclusive licenses of our TNT, VTA and VEA platform technologies. In addition, by granting non-exclusive licensing to other companies, we maintain the ability to continue to develop our own products, such as Cotara(TM), for commercialization. For the Company's technologies that may have the largest market potential, the Company may pursue joint collaboration agreements in which the outside collaborator may fund all early pre-clinical and clinical trial work and then the final stage of clinical testing may be jointly funded. Under such arrangement, profits would then be split under a revenue sharing structure, which may allow the Company to achieve a much higher revenue stream from these technologies without having to realize significant near term cash out flows. We believe these approaches should increase the revenue potential of these platform technologies and will allow us to commercialize our own proprietary anti-cancer products. A more detail discussion on all of the Company's significant collaboration agreements is further discussed in the notes to the consolidated financial statements contained herein.

         While we continue in-house to develop our technologies and continue clinical trials, we must maintain manufacturing capabilities to manufacture and further develop our antibody technologies while we look to University research for new ideas to expand our technology pipeline.

                        ANTIBODY MANUFACTURING FACILITIES

         Operating a Good Manufacturing Practices ("GMP") manufacturing facility requires highly specialized personnel and equipment that must be maintained on a continual basis. We believe that maintaining the Company's GMP manufacturing facility for clinical trial production is an efficient use of our resources at this time due to the lack of manufacturing capacity in the biopharmaceutical industry. We intend to continue manufacturing antibodies to support our clinical development programs and we are planning to use the Company's excess capacity to provide GMP manufacturing for other companies.

                            UNIVERSITY COLLABORATIONS

         Peregrine's scientific team has engaged University researchers at the University of Southern California Medical Center and the University of Texas Southwestern Medical Center. These collaborations are helping to cost-effectively and quickly strengthen our intellectual property and expand our technology pipeline. We will continue to outsource our research efforts through our agreements with the University of Southern California Medical Center and the University of Texas Southwestern Medical Center at Dallas. In addition, we will maintain a core group of employees that will plan, coordinate and monitor all product development and clinical trial activities being conducted by outside parties.

                                  OUR LOCATION

         Our principal executive offices are located at 14272 Franklin Avenue, Suite 100, Tustin, California 92780-7017, and our telephone number is (714) 508-6000.

                                   COMPETITION

         The biotechnology and pharmaceutical industries are highly competitive and any product candidates will have to compete with existing and future cancer therapies. Our competitive position is based on our proprietary technology, know-how and U.S. and foreign patents covering our collateral targeting agent technologies (TNT, VTA and VEA) and our direct targeting agent technology, Oncolym(R), for the therapeutic treatment of human cancers. We currently have exclusive rights to over 40 issued U.S. and foreign patents protecting various aspects of our technology and we have additional pending patent applications that we believe will further strengthen our intellectual property position. We plan to compete on the basis of the advantages of our technologies, the quality of our products, the protection afforded by our issued patents and our commitment to research and develop innovative technologies.

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

                        GOVERNMENT REGULATION OF PRODUCTS

         Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products under development. The amount of time and expense involved in obtaining necessary regulatory approval depends upon the type of product. The procedure for obtaining FDA regulatory approval for a new human pharmaceutical product, such as Cotara(TM), VTA, VEA and Oncolym(R), involves many steps, including laboratory testing of those products in animals to determine safety, efficacy and potential toxicity, the filing with the FDA of a Notice of Claimed Investigational Exemption for Use of a New Drug prior to the initiation of clinical testing of regulated drug and biologic experimental products, and clinical testing of those products in humans. We have filed a Notice of Claimed Investigational Exemption for Use of a New Drug with the FDA for the development of Cotara(TM) and Oncolym(R) as a material intended for human use, but have not filed such a Notice with respect to any other products. The regulatory approval process is administered by the FDA's Center for Biologics Research and Review and is similar to the process used for any other new drug product intended for human use.

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

                          OUR PATENTS AND TRADE SECRETS

         We have relied on the internal achievements, as well as the direct sponsorship of university researchers, for development of our platform technologies. We currently have exclusive rights to over 40 issued U.S. and foreign patents protecting various aspects of our technology and additional pending patent applications that we believe will further strengthen our patent position. We believe we will continue to learn, on a timely basis, of advances in the biological sciences which might complement or enhance our existing technologies. We intend to pursue opportunities to license our platform technologies and any advancements or enhancements, as well as to pursue the incorporation of our technologies in the development of our own products.

         We have filed several patent applications either directly or as a co-sponsor/licensee. The Company treats particular aspects of the production and radiolabeling of monoclonal antibodies and related technologies as trade secrets. We intend to pursue patent protection for inventions related to antibody-based technologies that we cannot protect as trade secrets.

         Some of the Company's antibody production and use methods are patented by independent third parties. We are currently negotiating with certain third parties to acquire licenses needed to produce and commercialize antibodies, including the Company's TNT antibody. The Company believes that these licenses are generally available from the licensors to all interested parties. The terms of the licenses, obtained and expected to be obtained, are not expected to significantly impact the cost structure or marketability of chimeric or human based products.

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

                  MANUFACTURING AND PRODUCTION OF OUR PRODUCTS

         CONTRACT MANUFACTURING. From February 2000 through March 2001, we temporarily closed our GMP manufacturing facility in an effort to conserve financial resources while we attempted to locate contract manufacturers with excess capacity. During April 2001, we resumed the use of our manufacturing facility for clinical trial production due to the lack of antibody manufacturing capacity and the significant commitment costs associated with a third party antibody manufacturer. In addition, we plan to use our facility to manufacture antibodies for other companies based on an increase in demand and the limited capacity in the market place. We are currently preparing our manufacturing facility to provide contract manufacturing services to other companies. The Company in the process of making procedural changes to accommodate contract manufacturing, including the modification of Standard Operating Procedures, cleaning validation, and other procedures necessary to become a contract manufacturer. While we prepare the facility for contract manufacturing, we will be manufacturing and stock piling our own antibodies to support our Cotara(TM) and Oncolym(TM) clinical trials programs into the future. We have retained key development personnel, who will be responsible for developing analytical methods and processes that will facilitate the manufacturing of our antibodies and antibodies as contract manufacturer. For commercial production, we plan to either expand our current manufacturing facility to meet commercial production needs or contract out our commercial antibody production needs to companies with excess capacity. There can be no assurance that material produced by contract manufacturers will be suitable for human use in clinical trials or that commercial supply will be available to meet the demand for our products.

         RADIOLABELING. Once the Cotara(TM) and Oncolym(R) antibodies have been manufactured in-house or by contract manufacturers, the antibodies are shipped to facilities for radiolabeling (the process of attaching the radioactive agent, I-131, to the antibody). From the radiolabeling facilities, the radiolabeled Corata(TM) and Oncolym(R) antibodies are shipped directly to the clinical sites for use in clinical trials.

         We have a contract with one radiolabeling facility for labeling our clinical trial material. The Company is currently evaluating several options for commercial radiolabeling. We are currently in the process of developing a program which will enable our Cotara(TM) and Oncolym(R) products to be labeled with I-131 in sufficient quantities for use in expanded clinical trials and for commercial supply. Any commercial radiolabeling supply arrangement will require the investment of significant funds by the Company in order for a radiolabeling vendor to develop the expanded facilities necessary to support the Company's products. There can be no assurance that material produced by this radiolabeling facility will be suitable for human use in clinical trials or that commercial supply will be available to meet the demand for radiolabeled product. In addition, we have been working with Paul Scherer Institut in Switzerland on the process development and formulation work for the Cotara(TM) and Oncolym(R) radiolabeled products currently under clinical development.

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

                       MARKETING OF OUR POTENTIAL PRODUCTS

         We intend to sell our products, if approved, in the United States and internationally in collaboration with marketing partners or through an internal sales force. If the FDA approves Cotara(TM) or our other product candidates under development, the marketing of these product candidates will be contingent upon the Company entering into an agreement with a company to market our products or upon the Company recruiting, training and deploying its own sales force. We do not presently possess the resources or experience necessary to market TNT or our other product candidates and we currently have no arrangements for the distribution of our product candidates. Development of an effective sales force requires significant financial resources, time, and expertise. There can be no assurance that the Company will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner or that such a sales force will be capable of generating demand for the Company's product candidates.

                                  OUR EMPLOYEES

         As of July 15, 2001, the Company employed 26 full-time employees and one part-time employee, which included 21 technical and support employees who carry out the research, product development and clinical trials of the Company and six administrative employees including the President and CEO. Our staff includes three Ph.D.'s and two M.D.'s. The Company believes its relationships with its employees are good. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

                   RISK FACTORS AND FORWARD-LOOKING STATEMENTS

         The following discussion outlines certain factors that could affect the Company's financial statements for fiscal 2002 and beyond and could cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

IF WE CANNOT OBTAIN ADDITIONAL FUNDING, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED.

         As of July 15, 2001, we had $7,073,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates. As a result, we have had negative cash flows from operations since inception and we expect the negative cash flows from operations to continue until we are able to generate sufficient revenue from the sale and/or licensing of our products. Although we have sufficient cash on hand to meet our obligations on a timely basis through the next twelve (12) months, we will continue to require additional funding to sustain our research and development efforts, provide for additional clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations until we are able to generate sufficient revenue from the sale and/or licensing of our products.

         We plan to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements for our platform technologies. There can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

         We currently have access to equity funding under a Common Stock Equity Line ("Equity Line") with two institutional investors. Under the amended terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock until all common shares previously registered under the Equity Line have been exhausted. As of July 15, 2001, the Company had approximately 2,558,000 shares available for issuance under the Equity Line which are priced at a 17.5% discount to market during the ten (10) day pricing period immediately preceding the Put date, as defined in the agreement.

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

PROBLEMS IN PRODUCT DEVELOPMENT MAY CAUSE OUR CASH DEPLETION RATE TO INCREASE.

         Our ability to obtain financing and to manage expenses and our cash depletion rate is key to the continued development of product candidates and the completion of ongoing clinical trials. Our cash depletion rate will vary substantially from quarter to quarter as we fund non-recurring items associated with clinical trials, product development, antibody manufacturing, isotope combination services (radiolabeing), patent legal fees and various consulting fees. If we encounter unexpected difficulties with our operations or clinical trials, we may have to expend additional funds, which would increase our cash depletion rate.

OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY NOT BE SUCCESSFUL.

         Since inception, we have been engaged in the development of drugs and related therapies for the treatment of people with cancer. Our product candidates have not received regulatory approval and are generally in clinical and pre-clinical stages of development. If the results from any of the clinical trials are poor, those results will adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress through clinical trials or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Delays in patient enrollment will result in increased costs and further delays. If we experience any such difficulties or delays, we may have to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates. In addition, product candidates resulting from our research and development efforts, if any, are not expected to be available commercially for at least the next year. Also, our products currently in clinical trials represent a departure from more commonly used methods for cancer treatment. These products, if approved, may experience under-utilization by doctors who are unfamiliar with their application in the treatment of cancer. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, such as chemotherapy, rather than new alternative therapies. We or our marketing partner may be required to implement an aggressive education and promotion plan with doctors in order to gain market recognition, understanding and acceptance of our products. In addition, our product candidates, if approved, may prove impracticable to manufacture in commercial quantities at a reasonable cost and/or with acceptable quality. Any of these factors could negatively affect our financial position and results of operations. Accordingly, we cannot guarantee that our product development efforts, including clinical trials, or commercialization efforts will be successful or that any of our products, if approved, can be successfully marketed.

OUR DEPENDENCY ON ONE RADIOLABELING SUPPLIER MAY NEGATIVELY IMPACT OUR ABILITY TO COMPLETE CLINICAL TRIALS AND MARKET OUR PRODUCTS.

         We currently procure, and intend in the future to procure, our antibody radioactive isotope combination services ("radiolabeling") under a negotiated contract with one entity for all clinical trials. We cannot guarantee that this suppler will be able to continue to qualify its facility or label and supply our antibody in a timely manner. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services. We also currently rely on, and expect in the future to rely on, our current suppliers for all or a significant portion of the raw material requirements for our antibody products. An antibody that has been combined with a radioactive isotope cannot be stockpiled against future shortages. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials and to market our products, if approved.

WE DO NOT HAVE A SALES FORCE TO MARKET OUR PRODUCTS, IF APPROVED.

         At the present time, we do not have a sales force to market any of our products, if approved. We intend to sell our products in the United States and internationally in collaboration with one or more marketing partners. If we receive approval from the United States Food and Drug Administration for our initial product candidates, the marketing of these products will be contingent upon our ability to either license or enter into a marketing agreement with a large company or our ability to recruit, develop, train and deploy our own sales force. We do not presently possess the resources or experience necessary to market any of our product candidates and we cannot assure that we will be able to enter into any such agreements in a timely manner or on commercially favorable terms, if at all. Development of an effective sales force requires significant financial resources, time and expertise. We cannot assure that we will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for our product candidates, if and when they are approved.

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

THE LIQUIDITY OF OUR COMMON STOCK WILL BE ADVERSELY AFFECTED IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ SMALLCAP MARKET.

         Our common stock is presently traded on The Nasdaq SmallCap Market. To maintain inclusion on The Nasdaq SmallCap Market, we must continue to meet the following six listing requirements:

         1. Net tangible assets of at least $2,000,000 or market capitalization of at least $35,000,000 or net income of at least $500,000 in either our latest fiscal year or in two of our last three fiscal years;
         2.       Public float of at least 500,000 shares;
         3.       Market value of our public float of at least $1,000,000;
         4. A minimum closing bid price of $1.00 per share of common stock, without falling below this minimum bid price for a period of 30 consecutive trading days;
         5.       At least two market makers; and
         6. At least 300 stockholders, each holding at least 100 shares of common stock.

         If we are delisted by the The Nasdaq SmallCap Market, the market value of our common stock could fall and holders of our common stock would likely find it more difficult to dispose of their common stock.

THE SALE OF SUBSTANTIAL SHARES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         As of July 15, 2001, we had approximately 99,990,000 shares of common stock outstanding. In addition, we could issue up to approximately 19,057,000 additional shares of common stock upon the exercise of outstanding options and warrants at an average exercise price of $1.48 per share for proceeds of up to approximately $28,017,000, if exercised on a 100% cash basis. In addition, we have reserved for future issuance approximately 2,558,000 shares of common stock under the Equity Line and 158,000 shares available for grant under the Company's 1996 Option Plan. All Common Shares issued under the Equity Line and all options granted under the 1996 Option Plan are at our sole discretion.

         A portion of the outstanding options and warrants and the purchase price for the shares of common stock and warrants to be issued under the Equity Line are at a significant discount to the market price. The sale and issuance of these shares of common stock, as well as subsequent sales of shares of common stock in the open market, may cause the market price of our common stock to fall and might impair our ability to raise additional capital through sales of equity or equity-related securities, whether under the Equity Line or otherwise.

OUR HIGHLY VOLATILE STOCK PRICE AND TRADING VOLUME MAY ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK.

         The market price of our common stock and the market prices of securities of companies in the biotechnology sector has generally been highly volatile and is likely to continue to be highly volatile. The trading volume of our common stock has been highly volatile, ranging from as few as 91,000 shares per day to as many as 3.7 million shares per day during the fiscal year ended April 30, 2001, and is likely to continue to be highly volatile. The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

         |X|      Announcements of technological innovations or new commercial products by us or our competitors;
         |X|      Publicity regarding actual or potential clinical trial results relating to products under development by us or our
                  competitors;
         |X|      Our financial results or that of our competitors;
         |X|      Announcements of licensing agreements, joint ventures,
                  strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive
                  technologies;
         |X|      Developments and/or disputes concerning our patent or
                  proprietary rights;
         |X|      Regulatory developments and product safety concerns;
         |X|      General stock trends in the biotechnology and pharmaceutical industry sectors;
         |X|      Economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
         |X|      Health care reimbursement reform and cost-containment measures implemented by government agencies.

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

OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED DUE TO DELAYS OR FAILURE IN OBTAINING REGULATORY APPROVALS.

         We will need to do additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates as all of our products are in clinical and pre-clinical development. Testing, manufacturing, commercialization, advertising, promotion, export and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort and financial resources and we cannot guarantee that any approval will be granted on a timely basis, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the United States Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, we may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products, and we may not be able to obtain all necessary governmental clearances and approvals to market our products. At least initially, we intend, to the extent possible, to rely on licensees to obtain regulatory approval for marketing our products. The failure by us or our licensees to adequately demonstrate the safety and efficacy of any of our product candidates under development could delay, limit or prevent regulatory approval of the product, which may require us to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates.

OUR MANUFACTURING AND USE OF HAZARDOUS AND RADIOACTIVE MATERIALS MAY RESULT IN OUR LIABILITY FOR DAMAGES, INCREASED COSTS AND INTERRUPTION OF ANTIBODY SUPPLIES.

         The manufacturing and use of our products require the handling and disposal of the radioactive isotope, I-131. We currently rely on, and intend in the future to rely on, our current contract manufacturer to combine antibodies with the radioactive isotope, I-131, in our products and to comply with various local, state, national or international regulations regarding the handling and use of radioactive materials. Violation of these regulations by these companies or a clinical trial site could significantly delay completion of the trials. Violations of safety regulations could occur with these manufacturers, so there is also a risk of accidental contamination or injury. Accordingly, we could be held liable for any damages that result from an accident, contamination or injury caused by the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations. In addition, we may incur substantial costs to comply with environmental regulations. In the event of any noncompliance or accident, the supply of antibodies for use in clinical trials or commercial products could also be interrupted.

OUR OPERATIONS AND FINANCIAL PERFORMANCE COULD BE NEGATIVELY AFFECTED IF WE CANNOT ATTRACT AND RETAIN KEY PERSONNEL.

         Our success is dependent, in part, upon a limited number of key executive officers, technical personnel, and scientific consultants. We also believe that our future success will depend largely upon our ability to attract and retain highly-skilled research and development and technical personnel. We face intense competition in our recruiting activities, including competition from larger companies with greater resources. We do not know if we will be successful in attracting or retaining skilled personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could negatively affect our operations and financial performance.

ITEM 2. PROPERTIES

         The Company's corporate, research and development, and clinical trial operations are located in two Company-leased office and laboratory buildings with aggregate square footage of approximately 47,770 feet. The facilities are adjacent to one another and are located at 14272 and 14282 Franklin Avenue, Tustin, California 92780-7017. The Company makes combined monthly lease payments of approximately $58,000 for these facilities with a 3.35% rental increase every two years, with the next rental increase scheduled for December 2002. The lease has a twelve-year term with two five-year extensions. The Company has subleased all of its excess space and monthly rental income from sub-tenants is currently $29,000. The Company believes its facilities are adequate for its current needs and that suitable additional substitute space would be available if needed.

ITEM 3. LEGAL PROCEEDINGS

         During March 2000, the Company was served with a notice of lawsuit filed in Orange County Superior Court for the State of California by a former officer of the Company who resigned from the Company on November 3, 1999. The lawsuit alleged a single cause of action for breach of contract During January

2001, the Company entered into a global settlement agreement based on the advice from the settlement judge, which dismissed all parties including a director of the Company. In conjunction with the global settlement agreement, the Company paid the plaintiff $250,000, which is included in general and administrative expenses for fiscal year 2001 in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended April 30, 2001.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

         (a) MARKET INFORMATION. The Company is listed on the SmallCap market of the Nasdaq Stock Market under the trading symbol "PPHM"(formerly "TCLN"). The following table shows the high and low sales price of the Company's common stock for each quarter in the two years ended April 30, 2001:

                                                    COMMON STOCK SALES PRICE
                                                   HIGH                  LOW
                                              ----------------     -------------
       FISCAL YEAR 2001
       Quarter Ended April 30, 2001                $2.00                $1.06
       Quarter Ended January 31, 2001              $2.88                $0.38
       Quarter Ended October 31, 2000              $3.84                $1.94
       Quarter Ended July 31, 2000                 $4.75                $2.50

       FISCAL YEAR 2000
       Quarter Ended April 30, 2000               $16.63                $2.56
       Quarter Ended January 31, 2000              $5.56                $0.25
       Quarter Ended October 31, 1999              $1.13                $0.28
       Quarter Ended July 31, 1999                 $2.00                $0.94

         (b) HOLDERS. As of July 15, 2001, the number of shareholders of record of the Company's common stock was 5,572.

         (c) DIVIDENDS. No dividends on common stock have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

         (d) RECENT SALES OF UNREGISTERED SECURITIES. The following is a summary of transactions by the Company during the quarterly period commencing on February 1, 2001 and ending on April 30, 2001 involving the issuance and sale of the Company's common stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         During April 2001, the Company issued an aggregate of 740,740 shares of the Company's common stock to the two institutional investors and the placement agent under the Equity Line, for an aggregate purchase price of $700,000. In conjunction with the Equity Line draw, the Company issued warrants to the two institutional investors and the placement agent to purchase up to an aggregate of 107,744 shares of common stock, which warrants are immediately exercisable on a cashless basis only and expire through December 31, 2005.

         On April 26, 2001, the Company issued 22,888 shares of common stock upon the cashless exercise of warrants to purchase 84,034 shares of common stock. The warrants were issued in conjunction with a private placement entered into in April 1998.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2001. These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2001, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FIVE YEARS ENDED APRIL 30,
----------------------------------------------------------------------------------------------------------------

                                 2001              2000             1999             1998              1997
                            ---------------   --------------   ---------------   --------------   --------------
License revenue ..........  $      979,000    $      50,000    $            -    $           -    $           -

Net loss .................  $   (9,535,000)   $ (14,514,000)   $  (19,493,000)   $ (11,824,000)   $ (33,181,000)

Net loss attributable to
common shareholders ......  $   (9,535,000)   $ (14,516,000)   $  (20,039,000)   $ (15,265,000)   $ (33,725,000)

Basic and diluted loss
per share ................  $        (0.10)   $       (0.18)   $        (0.30)   $       (0.49)   $       (1.57)

Weighted average number
of shares of common stock
outstanding ..............      95,212,423       81,195,049        66,146,628       30,947,758       21,429,858


                         CONSOLIDATED BALANCE SHEET DATA
                                 AS OF APRIL 30,
----------------------------------------------------------------------------------------------------------------

                                2001               2000             1999              1998             1997
                            ---------------   --------------   ---------------   --------------   --------------

 Cash and cash equivalents  $    6,327,000    $   4,131,000    $    2,385,000    $   1,736,000    $  12,229,000

 Working capital
 (deficit) ...............  $    1,446,000    $  (3,668,000)   $   (2,791,000)   $  (2,508,000)   $  10,618,000

 Total Assets ............  $    7,900,000    $   5,953,000    $    7,370,000    $  12,039,000    $  18,701,000

 Long-term debt ..........  $        2,000    $      89,000    $    3,498,000    $   1,926,000    $   1,970,000

 Accumulated deficit .....  $ (116,729,000)   $(107,194,000)   $  (92,678,000)   $ (72,639,000)   $ (57,374,000)

 Stockholders' equity
 (deficit) ...............  $    2,686,000    $  (2,721,000)   $   (2,133,000)   $   5,448,000    $  14,568,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is included to describe the Company's financial position and results of operations for each of the three years in the period ended April 30, 2001. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

        OVERVIEW. Peregrine, located in Tustin, California, is a biopharmaceutical company engaged in the development and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. Peregrine's main focus is on the development of its Collateral Targeting Agent technologies. Collateral Targeting Agents use antibodies that bind to or target stable structures found in most solid tumors, such as the necrotic core of the tumor or blood vessels found in most solid tumors. In pre-clinical and clinical studies, these antibodies are capable of targeting and delivering therapeutic killing agents to the tumor thereby destroying cancerous tumor cells. In addition, the Company has a direct tumor targeting antibody, Oncolym(R), which recognizes and binds to cancerous lymphoma tumor sites. During June 2001, the Company assumed the rights to Oncolym(R) previously licensed to Schering A.G. and plans to continue the ongoing Phase I/II clinical trial for the treatment of intermediate and high grade Non-Hodgkin's B-cell Lymphoma ("NHL").

       YEAR ENDED APRIL 30, 2001 COMPARED TO THE YEAR ENDED APRIL 30, 2000

         Before we discuss the Company's total expenses (cash and non-cash expenses), we would like to discuss the Company's operational burn rate (cash expenses used in operations, net of interest and other income) for the fiscal year ended April 30, 2001 compared to the same period in the prior year. The operational burn rate is calculated by taking the net loss from operations and subtracting all non-cash items, such as depreciation and amortization, stock issued for services, losses on the disposal of property and stock-based compensation expense.

         The Company's operational burn rate of approximately $7,212,000 (or $601,000 per month) for the fiscal year ended April 30, 2001, as compared to the operational burn rate of $8,973,000 (or $748,000 per month) for the fiscal year ended April 30, 2000, represents a decrease of $1,761,000 (or $147,000 per month). The decrease in the operational burn rate primarily relates to a decrease in expenses associated with antibody and radiolabeling manufacturing and scale-up efforts, which were incurred in the prior year. In addition, there was a current year decrease in patent legal fees and sponsored research fees associated with the VTA technology, which have been primarily funded under a joint venture with OXiGENE, Inc. Moreover, the current year decrease in cash expenses is due to a decrease in general and administrative expenses, including decreased aggregate gross salaries and severance expenses. Moreover, the operational burn rate was reduced by an increase in interest income, as a result of a higher cash balance on hand during the current year, combined with a net decrease in lease expense as the Company has subleased all of its excess space.

         Our total operational burn rate may vary substantially from year to year based on patient enrollment rates of our ongoing and planned clinical trial programs and the funding of non-recurring items, which may include but are not limited to, items associated with product development, contract manufacturing, contract radiolabeling and the related commercial scale-up efforts for contract manufacturing and contract radiolabeling.

         NET LOSS. The Company's net loss of approximately $9,535,000 for the fiscal year ended April 30, 2001 represents a decrease in net loss of $4,979,000 (or 34%) in comparison to the net loss of approximately $14,514,000 for the fiscal year ended April 30, 2000. The decrease in net loss is primarily due to a decrease in total operating expenses of $3,278,000 and a decrease in interest expense of $148,000 combined with a $929,000 increase in revenue and a $624,000 increase in interest and other income.

         REVENUE. The increase in revenue of $929,000 during the year ended April 30, 2001 compared to the same period in the prior year is primarily due to an increase in license revenue resulting from four licensing collaborations that were finalized during fiscal year 2001. The Company does not expect to generate product sales for at least the next year.

         TOTAL OPERATING EXPENSES. The Company's total operating expenses decreased $3,278,000 during the year ended April 30, 2001 compared to the same period in the prior year. The decrease in total operating expenses is primarily related to a one-time prior year expense of $1,863,000 related to the provision for a note receivable (a non-cash charge) whereby the Company established a 100% provision for a note receivable from the buyer of the Company's leased facilities. In addition, the decrease in operating expenses was supplemented by a decrease in research and development expenses of $695,000, a decrease in general and administrative expenses of $545,000 and a decrease in loss on the disposal and write-down of property of $318,000, primarily related to expenses recorded in the prior year regarding the write-down of laboratory equipment held for sale. These amounts were offset by a current period increase in stock-based compensation expense (a non-cash charge) of $143,000.

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses of $695,000 during the year ended April 30, 2001 compared to the same period in the prior year is primarily due to a decrease in expenses associated with manufacturing and radiolabeling. The Company has reduced the number of personnel in the Manufacturing Department and other ancillary departments as the Company did not manufacture clinical antibody material during the majority of fiscal year 2001. The Company has scaled down its manufacturing operations to support only clinical trials. The Company still plans to maintain its manufacturing facility for clinical trial production of antibodies based primarily on the lack of antibody manufacturing capacity and the significant commitment costs associated with third-party antibody manufacturers. In addition, the Company has significantly decreased research and development spending associated with the development of a commercial radiolabeling facility and process. The Company has also reduced the research and development fees associated with radiolabeling by consolidating the clinical radiolabeling activities for both Oncolym(R) and Cotara(TM) to one company in the U.S. The above decreases were supplemented by decreases in patent legal fees, patent maintenance fees and sponsored research fees associated with the VTA technology. Pursuant to the joint venture agreement with OXiGENE, Inc., OXiGENE, Inc. has agreed to fund up to $20,000,000 in development expenses associated with the joint venture's development of the VTA technology. The current year decreases in research and development expenses were offset by an increase in clinical trial expenses associated with the ongoing Phase II clinical trial using Cotara(TM) for the treatment of brain cancer, the Phase I studies at Stanford University Medical Center using Cotara(TM) for the treatment of colorectal, pancreatic and soft-tissue sarcoma cancers, and the Phase I/II study using Oncolym(R) for the treatment of Non-Hodgkin's B-cell Lymphoma, which was being developed by Schering A.G. During June 2001, the Company assumed the rights previously licensed to Schering A.G. and plans to continue the Phase I/II clinical trial established by Schering A.G. and will assume all future costs of the trial, as defined in the License Agreement. The Company expects research and development expenses to increase over the next year as it funds the increased clinical trial activities, including anticipated new studies, and the expenses associated with a Phase III clinical trial for the treatment of brain cancer, if approved by the FDA.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses of $545,000 during the year ended April 30, 2001 compared to the same period in the prior year resulted primarily from a net decrease in aggregate gross salaries expensed in the Administration Department. These amounts were offset by an increase in annual shareholder meeting costs due to the increased printing and distribution costs of the annual meeting materials, resulting from the increased number of shareholders compared to the prior year. In addition, the decrease in expenses was offset by an increase in public relation expenses associated with the development of the Company's new web site and an increase in consulting fees related to public and media relations. The Company expects general and administrative expenses for fiscal year 2002 to be consistent with fiscal 2001.

         STOCK-BASED COMPENSATION EXPENSE. The increase in stock-based compensation expense (a non-cash charge) of $143,000 for the year ended April 30, 2001 compared to the same period in the prior year is primarily due to the fair value of options granted to non-employee consultants of the Company during April 2000 who are assisting the Company with the development of its platform technologies. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period. In addition, the Company incurred additional expenses during April 2001 regarding the modification of stock options. The above increases were primarily offset by a prior year one-time expense of $313,000 for the issuance of a warrant to Swartz Private Equity, LLC ("SPE") to purchase up to 750,000 shares of the Company's common stock in consideration of a commitment by SPE to fund a $35,000,000 equity line financing over a three year term. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in SPE.

          INTEREST AND OTHER INCOME. The increase in interest and other income of $624,000 during the year ended April 30, 2001 compared to the same period in the prior year is primarily due to an increase in interest income earned on the Company's increased level of cash and cash equivalents on hand combined with an increase in other income related to the collection of a $175,000 past due promissory note.

         INTEREST EXPENSE. The decrease in interest expense of $148,000 during the year ended April 30, 2001 compared to the same period in the prior year is primarily due to a lower average outstanding note payable balance to Biotechnology Development Ltd. during the current year.


         YEAR ENDED APRIL 30, 2000 COMPARED TO YEAR ENDED APRIL 30, 1999

         NET LOSS. The Company's net loss of approximately $14,514,000 for the fiscal year ended April 30, 2000 represents a decrease in net loss of $4,979,000 (or 26%) in comparison to the net loss of approximately $19,493,000 for the fiscal year ended April 30, 1999. The decreased loss resulted primarily from a decrease in total operating expenses of $4,838,000 and a decrease in interest expense of $46,000 combined with a $50,000 increase in revenues and a $45,000 increase in interest and other income.

         REVENUE. The increase in revenue of $50,000 during the year ended April 30, 2000 compared to the same period in the prior year resulted from an up-front fee paid to the Company for a 90-day right to enter into a formal license agreement for a specific use of our TNT technology.

         TOTAL OPERATING EXPENSES. The decrease in operating expenses of $4,838,000 from fiscal year 1999 to fiscal year 2000 resulted primarily from a decrease in license fees of $4,500,000 recorded in fiscal year 1999 to re-acquire certain marketing rights with respect to Oncolym(R) from BTD, a decrease in loss on the disposal of property of $920,000, primarily related to the sale of the Company's two buildings in fiscal 1999, which were subsequently leased back, a decrease in research and development expenses of $720,000 and a decrease in general and administrative expenses of $1,544,000. These amounts were offset by an increase in stock-based compensation expense (a non-cash charge) of $983,000 and a one-time non-cash expense of $1,863,000 for the 100% reserve established on a note receivable from the buyer of the Company's leased facilities.

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses of $720,000 during the year ended April 30, 2000 compared to the same period in the prior year resulted primarily from decreased payroll, consulting and other ancillary costs of the manufacturing facility, which was shut down during fiscal year 2000. In addition, clinical trial expenses decreased during fiscal year 2000 primarily as a result of the Oncolym(R) Phase II/III clinical trial being halted by Schering A.G. during fiscal 2000 combined with slower patient enrollment into the Cotara(TM) brain study from November 1999 through February 2000 due to the Company's limited amount of cash on hand during that period of time. The above fiscal year 2000 decreases in research and development expenses were offset by an increase in product development expenses related to the Cotara(TM) and Oncolym(R) antibodies, increased radiolabeling development expenses and increased sponsored research fees paid to the University of Texas Southwestern Medical Center and the University of Southern California.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses of $1,544,000 during the year ended April 30, 2000 in comparison to the prior year ended April 30, 1999 resulted primarily from decreased severance expenses and payroll costs associated with Company layoffs and resignations during the middle of fiscal year 2000. On November 3, 1999, the Company's former Chief Executive Officer and Chief Financial Officer resigned and such positions were replaced with internal positions, thus decreasing the quarterly general and administrative personnel costs. In addition, the Company had fiscal 2000 decreases in legal fees, consulting fees, shareholder meeting costs and other reductions in general expenses due to the Company's cost containment efforts to reduce the Company's administrative costs.

         STOCK-BASED COMPENSATION EXPENSE. The increase in stock-based compensation (a non-cash charge) of $983,000 during the year ended April 30, 2000 in comparison to the prior year ended April 30, 1999 resulted primarily from the one-time expense recorded for the estimated fair value (utilizing the Black-Scholes valuation model) of a warrant to purchase up to 750,000 shares of the Company's common stock issued to Swartz Private Equity, LLC (SPE) in consideration of a commitment by SPE to fund a $35,000,000 equity line financing over a three year term. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Private Equity, LLC. In addition, the Company incurred additional stock-based compensation expense during the fiscal year ended April 30, 2000 compared to the same period in the prior year for certain milestone based options which were achieved during fiscal 2000.

         INTEREST AND OTHER INCOME. The increase in interest and other income of $45,000 during the year ended April 31, 2000 in comparison to the year ended April 30, 1999 resulted primarily from an increase in interest income associated with the $1,925,000 note receivable the Company received in conjunction with the sale and subsequent leaseback of the Company's facilities during December 1998.

         INTEREST EXPENSE. The decrease in interest expense of $46,000 during the year ended April 30, 2000 in comparison to the year ended April 30, 1999 resulted primarily from a one-time fiscal year 1999 transaction whereby the Company incurred additional interest expense on construction costs (to enhance the Company's manufacturing facility) combined with the lack of interest on mortgage debt for the Company's two facilities, which was paid off in December 1998 in conjunction with the sale/leaseback transaction. The above decreases in interest expense were off-set by an increase in interest expense on a $3,300,000 note payable issued to BTD, which was issued when the Company re-acquired certain Oncolym(R) rights in March 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of July 15, 2001, the Company had $7,073,000 in cash and cash equivalents. The Company has financed its operations primarily through the sale of common stock, which has been supplemented with payments received from various licensing collaborations. During fiscal year 2001, the Company supported its cash used in operation of $6,234,000 from its financing activities primarily through the sale of its common stock under an Equity Line, whereby the Company raised net proceeds of $9,373,000. In addition during fiscal year 2001, the Company paid $3,300,000 in principal on a note payable to BTD, which was paid in full as of April 30, 2001. Subsequent to April 30, 2001, the Company received gross proceeds of $3,000,000 under the Equity Line. Without obtaining additional financing or entering into additional licensing arrangements for the Company's other product candidates, the Company believes that it has sufficient cash on hand (excluding any future draws under the Equity Line), to meet its obligations on a timely basis for at least the next 12 month based on its current projections and its ability to adjust spending and clinical trial enrollment rates.

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

         The Company has the ability, subject to certain conditions, to obtain future funding under the Equity Line, as amended on June 2, 2000, whereby, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock until all common shares previously registered under the Equity Line have been exhausted. As of July 15, 2001, the Company had approximately 2,558,000 shares registered and available under the Equity Line for future Puts. Under the amendment, up to $2,800,000 of Puts can be made every month if the Company's closing bid price is $2.00 or higher during the 10-day pricing period. If the Company's closing bid price is between $1.00 and $2.00, then the Company can Put up to $1,500,000 per month and if the Company's closing bid price falls below $1.00 on any trading day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's common stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line. Future Puts are priced at a discount equal to the greater of 17.5% of the lowest closing bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors or $0.20. At the time of each Put, the investors will be issued warrants, exercisable only on a cashless basis and expiring through December 31, 2005, to purchase up to 15% of the amount of common stock issued to the investors at the same price as the shares of common stock sold in the Put.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at April 30, 2001, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.

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

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 2001 Annual Shareholders' Meeting.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 2001 Annual Shareholders' Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 2001 Annual Shareholder's Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During September 1995, the Company entered into an agreement with Cancer Therapeutics, Inc. whereby the Company granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the Peoples Republic of China for a period of 10 years, subject to the major pharmaceutical company obtaining product approval within 36 months. In exchange for this right, the major pharmaceutical company would be required to fund not less than $3,000,000 for research and development expenses of Cancer Therapeutics related to TNT and the Company would retain exclusive rights to all research, product development and data outside of the Peoples Republic of China. The technology was then sublicensed to Brilliance Shanghai Pharmaceuticals, Inc. ("Brilliance"). In addition, the Company is entitled to receive 50% of all revenues received by Cancer Therapeutics with respect to its sublicensing of TNT to Brilliance. During March 2001, the Company extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. Dr. Clive Taylor, a member of the Company's Board of Directors, owns 26% of Cancer Therapeutics and is an officer and director of Cancer Therapeutics. Dr. Taylor has abstained from voting at meetings of the Company's board of directors on any matters relating to Cancer Therapeutics or Brilliance. Through fiscal year ended April 30, 2001, Cancer Therapeutics has not derived any revenues from its agreement with Brilliance.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1) Consolidated Financial Statements
             ---------------------------------

         The financial statements and schedules listed below are filed as part of this Report:

                                                                            Page
                                                                            ----

                  Report of Independent Auditors                            F-1

                  Consolidated Balance Sheets as of                         F-2
                  April 30, 2001 and 2000

                  Consolidated Statements of Operations                     F-4
                  for each of the three years in the period ended April 30, 2001

                  Consolidated Statements of Stockholders'                  F-5
                  Equity (Deficit) for each of the three
                  years in the period ended April 30, 2001

                  Consolidated Statements of Cash Flows                     F-6
                  for each of the three years in the period ended April 30, 2001

                  Notes to Consolidated Financial Statements                F-8

         (2) Financial Statement Schedules
             -----------------------------

                  II       Valuation and Qualifying Accounts                F-25


       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


     EXHIBIT                                                                     SEQUENTIAL
     NUMBER                 DESCRIPTION                                            PAGE NO.
--------------------------------------------------------------------------------------------
     3.1       Certificate of Incorporation of Techniclone Corporation, a
               Delaware corporation (Incorporated by reference to Exhibit B to the Company's 1996 Proxy Statement as filed with the Commission on or about August 20, 1996).

     3.2       Bylaws of Peregrine Pharmaceuticals, Inc. (formerly Techniclone
               Corporation), a Delaware corporation (Incorporated by reference to Exhibit C to the Company's 1996 Proxy Statement as filed with the Commission on or about August 20, 1996).

     3.3       Certificate of Designation of 5% Adjustable Convertible Class C
               Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997. (Incorporated by reference to Exhibit 3.1 contained in Registrant's Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

     3.4       Certificate of Amendment to Certificate of Incorporation of
               Techniclone Corporation to effect the name change to Peregrine
               Pharmaceuticals, Inc., a Delaware corporation. ***

     4.1 Form of Certificate for Common Stock (Incorporated by reference to the exhibit of the same number contained in Registrant's
               Annual Report on Form 10-K for the year end April 30, 1988).

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



     EXHIBIT                                                                     SEQUENTIAL
     NUMBER                 DESCRIPTION                                            PAGE NO.
--------------------------------------------------------------------------------------------

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

     4.16      Form of Non-qualified Stock Option Agreement by and between
               Registrant, Director and certain consultants dated December 22, 1999 (Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-3 (File No.
               333-40716)).

     10.23     Incentive Stock Option, Non-qualified Stock Option and Restricted
               Stock Purchase Plan - 1986 (Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form
               S-8 (File No. 33-15102))*

     10.24     Cancer Biologics Incorporated Incentive Stock Option,
               Nonqualified Stock Option and Restricted Stock Purchase Plan -
               1987 (Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8 (File No.
               33-8664)).*



     EXHIBIT                                                                     SEQUENTIAL
     NUMBER                 DESCRIPTION                                            PAGE NO.
--------------------------------------------------------------------------------------------

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

     10.40 1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrant's Registration Statement in form
               S-8 (File No. 333-17513)).*

     10.41 Stock Exchange Agreement dated as of January 15, 1997 among the stockholders of Peregrine Pharmaceuticals, Inc. and Registrant
               (Incorporated by reference to Exhibit 2.1 to Registrant's
               Quarterly Report on Form 10-Q for the quarter ended January 31,
               1997).

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


     EXHIBIT                                                                     SEQUENTIAL
     NUMBER                 DESCRIPTION                                            PAGE NO.
--------------------------------------------------------------------------------------------

     10.47     Real Estate Purchase Agreement by and between Techniclone
               Corporation and 14282 Franklin Avenue Associates, LLC dated
               December 24, 1998 (Incorporated by reference to Exhibit 10.47 to
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               January 31, 1999).

     10.48     Lease and Agreement of Lease between TNCA, LLC, as Landlord, and
               Techniclone Corporation, as Tenant, dated as of December 24, 1998
               (Incorporated by reference to Exhibit 10.48 to Registrant's
               Quarterly Report on Form 10-Q for the quarter ended January 31,
               1999).

     10.49     Promissory Note dated as of December 24, 1998 between Techniclone
               Corporation (Payee) and TNCA Holding, LLC (Maker) for $1,925,000
               (Incorporated by reference to Exhibit 10.49 to Registrant's
               Quarterly Report on Form 10-Q for the quarter ended January 31,
               1999).

     10.50     Pledge and Security Agreement dated as of December 24, 1998 for
               $1,925,000 Promissory Note between Grantors and Techniclone
               Corporation (Secured Party) (Incorporated by reference to Exhibit
               10.50 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

     10.51     Final fully-executed copy of the Regulation D Common Stock Equity
               Line Subscription Agreement dated as of June 16, 1998 between the
               Registrant and the Subscribers named therein (Incorporated by reference to exhibit 10.51 contained in the Registrant's
               Registration Statement on Form S-3/A as filed with the Commission on April 30, 1999).

     10.53 Termination Agreement dated as of March 8, 1999 by and between Registrant and Biotechnology Development Ltd. (Incorporated by reference to Exhibit 10.53 to Registrant's Annual Report on Form
               10-K for the year ended April 30, 1999).

     10.54 Secured Promissory Note for $3,300,000 dated March 8, 1999 between Registrant and Biotechnology Development Ltd.
               (Incorporated by reference to Exhibit 10.54 to Registrant's
               Annual Report on Form 10-K for the year ended April 30, 1999).

     10.55     Security Agreement dated March 8, 1999 between Registrant and
               Biotechnology Development Ltd. (Incorporated by reference to
               Exhibit 10.52 to Registrant's Annual Report on Form 10-K for the year ended April 30, 1999).

     10.56 License Agreement dated as of March 8, 1999 by and between Registrant and Schering A.G. (Incorporated by reference to Exhibit 10.56 to Registrant's Annual Report on Form 10-K for the year ended April 30, 1999).**


     EXHIBIT                                                                     SEQUENTIAL
     NUMBER                 DESCRIPTION                                            PAGE NO.
--------------------------------------------------------------------------------------------

     10.57 Patent License Agreement dated October 8, 1998 between Registrant and the Board of Regents of the University of Texas System for patents related to Targeting the Vasculature of Solid Tumors
               (Vascular Targeting Agent patents) (Incorporated by reference to Exhibit 10.57 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

     10.58 Patent License Agreement dated October 8, 1998 between Registrant and the Board of Regents of the University of Texas System for patents related to the Coagulation of the Tumor Vasculature
               (Vascular Targeting Agent patents) (Incorporated by reference to Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

     10.59 License Agreement between Northwestern University and Registrant dated August 4, 1999 covering the LYM-1 and LYM-2 antibodies
               (Oncolym(R)) (Incorporated by reference to Exhibit 10.59 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 31, 1999).

     10.63     Change in Control Agreement dated September 27, 1999 between
               Registrant and Terrence Chew, V.P of Clinical and Regulatory
               Affairs (Incorporated by reference to Exhibit 10.63 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 31, 1999).*

     10.64     Regulation D Subscription Agreement dated January 6, 2000 between
               Registrant and Subscribers, Swartz Investments, LLC and
               Biotechnology Development, LTD. (Incorporated by reference to
               Exhibit 10.64 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

     10.65     Registration Right Agreement dated January 6, 2000 between
               Registrant and Subscribers of the Regulation D Subscription
               Agreement dated January 6, 2000 (Incorporated by reference to
               Exhibit 10.65 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

     10.66 Form of Warrant to be issued to Subscribers pursuant to the Regulation D Subscription Agreement dated January 6, 2000
               (Incorporated by reference to Exhibit 10.66 to Registrant's
               Quarterly Report on Form 10-Q for the quarter ended January 31,
               2000).

     10.67 Warrant to purchase 750,000 shares of Common Stock of Registrant issued to Swartz Private Equity, LLC dated November 19, 1999
               (Incorporated by reference to Exhibit 10.67 to Registrant's
               Quarterly Report on Form 10-Q for the quarter ended January 31,
               2000).


     EXHIBIT                                                                     SEQUENTIAL
     NUMBER                 DESCRIPTION                                            PAGE NO.
--------------------------------------------------------------------------------------------

     10.68 Amendment Agreement dated June 14, 2000 to the License Agreement dated March 8, 1999 by and between Registrant and Schering A.G.
               (Incorporated by reference to Exhibit 10.68 to Registrant's
               Registration Statement on Form S-3 (File No. 333-40716).

     10.69     Waiver Agreement effective December 29, 1999 by and between
               Registrant and Biotechnology Development Ltd. (Incorporated by reference to Exhibit 10.69 to Registrant's Registration Statement on Form S-3 (File No. 333-40716).

     10.70     Joint Venture Agreement dated May 11, 2000 by and between
               Registrant and OXiGENE, Inc. (Incorporated by reference to Exhibit 10.70 to Registrant's Registration Statement on Form S-3
               (File No. 333-40716).

     10.71     Third Amendment to Regulation D Common Stock Equity Line
               Subscription Agreement dated June 2, 2000 by and among the Registrant, the Tail Wind Fund, Ltd. and Resonance Limited
               (Incorporated by reference to Exhibit 10.71 contained in Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 31, 2000).

     10.72     Amendment to 1996 Stock Incentive Plan dated March 14, 2001
               (Incorporated by reference to the exhibit contained in Registrant's Registration Statement on Form S-8 (File No.
               333-57046)).*

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


(b)      Reports on Form 8-K:

         On April 6, 2001, the Company appointed Edward J. Legere to the offices of President and Chief Executive Officer following the resignation of Dr. John Bonfiglio.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PEREGRINE PHARMACEUTICALS, INC.



Dated:  July 20, 2001                    By: /s/ Edward J. Legere
                                             -----------------------------------
                                             Edward J. Legere, President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                              Date
---------                                   --------                              ----

/s/ Edward J. Legere                        President & Chief Executive        July 20, 2001
------------------------------------        Officer (Principal Executive
Edward J. Legere                            Officer) and Director


/s/ Paul J. Lytle                           Vice President of Finance          July 20, 2001
------------------------------------        and Accounting (Principal
Paul J. Lytle                               Financial and Principal
                                            Accounting Officer)


/s/ Carlton M. Johnson                      Director                           July 20, 2001
------------------------------------
Carlton M. Johnson


/s/ Eric S. Swartz                          Director                           July 20, 2001
------------------------------------
Eric S. Swartz


/s/ Clive R. Taylor, M.D., Ph.D.            Director                           July 20, 2001
------------------------------------
Clive R. Taylor, M.D., Ph.D.


PEREGRINE PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Peregrine Pharmaceuticals, Inc.


We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



  /s/ ERNST & YOUNG LLP

Orange County, California
June 29, 2001,
except for Notes 1 and 14, as to which the date is July 15, 2001


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2001 AND 2000
---------------------------------------------------------------------------------------

                                                                2001           2000
                                                            ------------   ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                   $ 6,327,000    $ 4,131,000
Other receivables, net of allowance for doubtful accounts
  of $54,000 (2001) and $342,000 (2000)                          46,000         90,000
Prepaid expenses and other current assets                       264,000        268,000
Laboratory equipment held for sale                                    -        428,000
                                                            ------------   ------------

     Total current assets                                     6,637,000      4,917,000

PROPERTY:
Leasehold improvements                                          208,000         73,000
Laboratory equipment                                          1,818,000        860,000
Furniture, fixtures and computer equipment                      704,000        806,000
                                                            ------------   ------------

                                                              2,730,000      1,739,000
Less accumulated depreciation and amortization               (1,613,000)      (869,000)
                                                            ------------   ------------

     Property, net                                            1,117,000        870,000

OTHER ASSETS:
Note receivable, net of allowance of
   $1,759,000 (2001) and $1,863,000 (2000)                            -              -
Other, net                                                      146,000        166,000
                                                            ------------   ------------

     Total other assets                                         146,000        166,000
                                                            ------------   ------------

TOTAL ASSETS                                                $ 7,900,000    $ 5,953,000
                                                            ============   ============




PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2001 AND 2000 (CONTINUED)
-----------------------------------------------------------------------------------------

                                                              2001              2000
                                                          --------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                          $     675,000    $     522,000
Related party note payable and accrued interest payable               -        3,465,000
Accrued clinical trial site fees                                268,000          280,000
Accrued royalties and license fees                              147,000          268,000
Accrued legal and accounting fees                               206,000          186,000
Notes payable, current portion                                   86,000          110,000
Other current liabilities                                       309,000          254,000
Deferred license revenue                                      3,500,000        3,500,000
                                                          --------------   --------------

     Total current liabilities                                5,191,000        8,585,000

NOTES PAYABLE                                                     2,000           89,000
DEFERRED LICENSE REVENUE                                         21,000                -
COMMITMENTS AND CONTINGENCIES                                         -                -

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock-$.001 par value; authorized 150,000,000
  shares; outstanding 2001 - 97,288,934;
  2000 - 90,612,610                                              97,000           91,000
Additional paid-in-capital                                  120,253,000      106,640,000
Deferred stock compensation                                    (935,000)      (2,258,000)
Accumulated deficit                                        (116,729,000)    (107,194,000)
                                                          --------------   --------------

     Total stockholders' equity (deficit)                     2,686,000       (2,721,000)
                                                          --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                        $   7,900,000    $   5,953,000
                                                          ==============   ==============



          See accompanying notes to consolidated financial statements.


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001
---------------------------------------------------------------------------------------

                                              2001            2000            1999
                                          -------------   -------------   -------------
LICENSE REVENUE                           $    979,000    $     50,000      $        -

OPERATING EXPENSES:
Research and development                     7,380,000       8,075,000       8,795,000
License fee                                          -               -       4,500,000
General and administrative                   2,231,000       2,776,000       4,320,000
Stock-based compensation                     1,581,000       1,438,000         455,000
Loss on disposal of property and write-
  down of property held for sale, net            9,000         327,000       1,247,000
Provision for note receivable                        -       1,863,000               -
                                          -------------   -------------   -------------

Total operating expenses                    11,201,000      14,479,000      19,317,000
                                          -------------   -------------   -------------

LOSS FROM OPERATIONS                       (10,222,000)    (14,429,000)    (19,317,000)

OTHER INCOME (EXPENSE):
Interest and other income                      921,000         297,000         252,000
Interest expense                              (234,000)       (382,000)       (428,000)
                                          -------------   -------------   -------------

NET LOSS                                  $ (9,535,000)   $(14,514,000)   $(19,493,000)
                                          =============   =============   =============

Net loss before preferred stock
    accretion and dividends               $ (9,535,000)   $(14,514,000)   $(19,493,000)

Accretion of preferred stock discount                -               -        (531,000)
Imputed dividends on preferred stock                 -          (2,000)        (15,000)
                                          -------------   -------------   -------------

NET LOSS APPLICABLE TO
   COMMON STOCK                           $ (9,535,000)   $(14,516,000)   $(20,039,000)
                                          =============   =============   =============
WEIGHTED AVERAGE SHARES
   OUTSTANDING                              95,212,423      81,195,049      66,146,628
                                          =============   =============   =============
BASIC AND DILUTED LOSS PER
   COMMON SHARE                           $      (0.10)   $      (0.18)   $      (0.30)
                                          =============   =============   =============


          See accompanying notes to consolidated financial statements.


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001
--------------------------------------------------------------------------------------------------------------------------

                                                                                                              ADDITIONAL
                                                   PREFERRED STOCK                  COMMON STOCK               PAID-IN
                                               SHARES           AMOUNT          SHARES          AMOUNT         CAPITAL
                                           --------------   --------------  --------------  --------------  --------------
BALANCES, MAY 1, 1998                              4,807    $           -      48,547,351   $      49,000   $  78,524,000

Accretion of Class C preferred stock
  dividends and discount ...............               -                -               -               -         531,000
Preferred stock issued upon  exercise
  of Class C Placement Agent Warrant ...             530                -               -               -         530,000
Common stock issued for cash under
  Equity Line, net of offering costs
  of $678,000 ..........................               -                -       6,656,705           6,000       5,066,000
Common stock issued upon conversion
  of Class C warrants and Equity Line
  warrants .............................               -                -       5,909,015           6,000       3,635,000
Common stock issued upon conversion
  of Class C preferred stock ...........          (5,216)               -       9,428,131           9,000          (9,000)
Common stock issued for cash upon
  exercise of options and warrants .....               -                -         528,034           1,000         316,000
Common stock issued for services,
  license rights, interest, and under
  severance agreements .................               -                -       2,302,969           2,000       1,832,000
Deferred stock compensation ............               -                -               -               -       2,199,000
Stock-based compensation ...............               -                -               -               -               -
Reduction of notes receivable ..........               -                -               -               -               -
Net loss ...............................               -                -               -               -               -
                                           --------------   --------------  --------------  --------------  --------------
BALANCES, APRIL 30, 1999                             121                -      73,372,205          73,000      92,624,000

Common stock issued upon conversion of
  Class C preferred stock ..............            (121)               -         312,807           1,000          (1,000)
Accretion of Class C dividends .........               -                -               -               -               -
Common stock issued for cash under
  Equity Line, net of offering costs of
  $781,000 .............................               -                -       9,712,044          10,000       7,947,000
Common stock issued for cash under
  Subscription Agreement with
  related parties ......................               -                -       2,000,000           2,000         498,000
Common stock issued upon conversion of
  Class C warrants and Equity
  Line warrants ........................               -                -       1,048,802           1,000          41,000
Common stock issued for cash upon
  exercise of options and warrants .....               -                -       3,092,648           3,000       2,497,000
Common stock issued for services,
  license rights, interest, and under
  severance agreements .................               -                -       1,074,104           1,000       1,183,000
Deferred stock compensation ............               -                -               -               -       1,851,000
Stock-based compensation ...............               -                -               -               -               -
Reduction of notes receivable ..........               -                -               -               -               -
Net loss ...............................               -                -               -               -               -
                                           --------------   --------------  --------------  --------------  --------------
BALANCES, APRIL 30, 2000                               -                -      90,612,610          91,000     106,640,000

Common stock issued for cash under
  Equity Line, net of offering costs
  of $728,000 ..........................               -                -       5,212,564           5,000       9,368,000
Common stock issued upon conversion of
  Equity Line warrants .................               -                -           9,801               -               -
Common stock issued for cash upon
  exercise of options and warrants .....               -                -         200,278               -          88,000
Common stock issued to OXiGENE, Inc.
  for cash under joint venture .........               -                -         585,009           1,000       1,999,000
Common stock issued to Schering A.G.
  for obligations under the license
  agreement amendment ..................               -                -         518,672               -       1,300,000
Common stock issued for cash to
  SuperGen, Inc. under license agreement               -                -         150,000               -         600,000
Deferred stock compensation ............               -                -               -               -         258,000
Stock-based compensation ...............               -                -               -               -               -
Net loss ...............................               -                -               -               -               -
                                           --------------   --------------  --------------  --------------  --------------

BALANCES, APRIL 30, 2001                               -    $           -      97,288,934   $      97,000   $ 120,253,000
                                           ==============   ==============  ==============  ==============  ==============

continued on next page:


                                                                                  NOTES            TOTAL
                                              DEFERRED                         RECEIVABLE      STOCKHOLDERS'
                                               STOCK        ACCUMULATED       FROM SALE OF        EQUITY
                                            COMPENSATION       DEFICIT        COMMON STOCK       (DEFICIT)
                                           --------------   --------------   --------------   --------------
BALANCES, MAY 1, 1998                      $    (101,000)   $ (72,639,000)   $    (385,000)   $   5,448,000

Accretion of Class C preferred stock
  dividends and discount ...............               -         (546,000)               -          (15,000)
Preferred stock issued upon exercise
  of Class C Placement Agent Warrant ...               -                -                -          530,000
Common stock issued for cash under
  Equity Line, net of offering costs
  of $678,000 ..........................               -                -                -        5,072,000
Common stock issued upon conversion
  of Class C warrants and Equity Line
  warrants .............................               -                -                -        3,641,000
Common stock issued upon conversion
  of Class C preferred stock ...........               -                -                -                -
Common stock issued for cash upon
  exercise of options and warrants .....               -                -                -          317,000
Common stock issued for services,
  license rights, interest, and under
  severance agreements .................               -                -                -        1,834,000
Deferred stock compensation ............      (2,199,000)               -                -                -
Stock-based compensation ...............         455,000                -                -          455,000
Reduction of notes receivable ..........               -                -           78,000           78,000
Net loss ...............................               -      (19,493,000)               -      (19,493,000)
                                           --------------   --------------   --------------   --------------
BALANCES, APRIL 30, 1999                      (1,845,000)     (92,678,000)        (307,000)      (2,133,000)

Common stock issued upon conversion of
  Class C preferred stock ..............               -                -                -                -
Accretion of Class C dividends .........               -           (2,000)               -           (2,000)
Common stock issued for cash under
  Equity Line, net of offering costs of
  $781,000 .............................               -                -                -        7,957,000
Common stock issued for cash under
  Subscription Agreement with
  related parties ......................               -                -                -          500,000
Common stock issued upon conversion of
  Class C warrants and Equity
  Line warrants ........................               -                -                -           42,000
Common stock issued for cash upon
  exercise of options and warrants .....               -                -                -        2,500,000
Common stock issued for services,
  license rights, interest, and under
  severance agreements .................               -                -                -        1,184,000
Deferred stock compensation ............      (1,851,000)               -                -                -
Stock-based compensation ...............       1,438,000                -                -        1,438,000
Reduction of notes receivable ..........               -                -          307,000          307,000
Net loss ...............................               -      (14,514,000)               -      (14,514,000)
                                           --------------   --------------   --------------   --------------
BALANCES, APRIL 30, 2000                      (2,258,000)    (107,194,000)               -       (2,721,000)

Common stock issued for cash under
  Equity Line, net of offering costs
  of $728,000 ..........................               -                -                -        9,373,000
Common stock issued upon conversion of
  Equity Line warrants .................               -                -                -                -
Common stock issued for cash upon
  exercise of options and warrants .....               -                -                -           88,000
Common stock issued to OXiGENE, Inc.
  for cash under joint venture .........               -                -                -        2,000,000
Common stock issued to Schering A.G.
  for obligations under the license
  agreement amendment ..................               -                -                -        1,300,000
Common stock issued for cash to
  SuperGen, Inc. under license agreement               -                -                -          600,000
Deferred stock compensation ............        (258,000)               -                -                -
Stock-based compensation ...............       1,581,000                -                -        1,581,000
Net loss ...............................               -       (9,535,000)               -       (9,535,000)
                                           --------------   --------------   --------------   --------------

BALANCES, APRIL 30, 2001                   $    (935,000)   $(116,729,000)   $           -    $   2,686,000
                                           ==============   ==============   ==============   ==============


          See accompanying notes to consolidated financial statements.


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001
--------------------------------------------------------------------------------------------------------

                                                               2001            2000            1999
                                                           -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (9,535,000)   $(14,514,000)   $(19,493,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Provision for note receivable                                       -       1,863,000               -
  Buyback of licensing rights                                         -               -       4,500,000
  Depreciation and amortization                                 412,000         516,000       1,046,000
  Loss on disposal of long-term assets and write-down
    of property held for sale                                     9,000         327,000       1,247,000
  Stock-based compensation expense and common stock
    issued for interest, services, and under severance
    agreements                                                2,881,000       2,622,000       1,089,000
  Severance expense                                                   -         213,000         414,000
Changes in operating assets and liabilities, net of
    effects from acquisition of subsidiaries:
  Other receivables, net                                         44,000         142,000        (161,000)
  Prepaid expenses and other current assets                       4,000          69,000          13,000
  Other assets                                                        -         187,000               -
  Accounts payable and other accrued liabilities                (58,000)       (813,000)       (200,000)
  Accrued clinical trial site fees                              (12,000)       (411,000)        691,000
  Deferred license revenue                                       21,000         500,000       3,000,000
                                                           -------------   -------------   -------------

     Net cash used in operating activities                   (6,234,000)     (9,299,000)     (7,854,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                    2,000               -       3,924,000
Purchases of property                                          (242,000)       (201,000)       (542,000)
(Increase) decrease in other assets                              20,000          47,000        (320,000)
                                                           -------------   -------------   -------------

     Net cash provided by (used in) investing activities       (220,000)       (154,000)      3,062,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock                             -               -         530,000
Net proceeds from issuance of common stock                   12,061,000      10,999,000       9,030,000
Payment of Class C preferred stock dividends                          -          (2,000)        (15,000)
Payments on notes receivable from sale of common stock                -         307,000          78,000
Principal payments on notes payable                          (3,411,000)       (105,000)     (4,382,000)
Proceeds from issuance of notes payable                               -               -         200,000
                                                           -------------   -------------   -------------

     Net cash provided by financing activities                8,650,000      11,199,000       5,441,000
                                                           -------------   -------------   -------------



PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
------------------------------------------------------------------------------------------------

                                                              2001         2000         1999
                                                           -----------  -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  $2,196,000   $1,746,000   $  649,000

CASH AND CASH EQUIVALENTS,
   Beginning of year                                        4,131,000    2,385,000    1,736,000
                                                           -----------  -----------  -----------

CASH AND CASH EQUIVALENTS,
   End of year                                             $6,327,000   $4,131,000   $2,385,000
                                                           ===========  ===========  ===========

SUPPLEMENTAL INFORMATION:
Interest paid                                              $  399,000   $  217,000   $  203,000
                                                           ===========  ===========  ===========

Schedule of non-cash investing and financing activities:

  Transfer of assets held for sale to property             $  428,000   $        -   $        -
                                                           ===========  ===========  ===========
  Purchase of laboratory equipment for notes payable       $        -   $        -   $   57,000
                                                           ===========  ===========  ===========
  Note receivable from sale of property                    $        -   $        -   $1,925,000
                                                           ===========  ===========  ===========


         For supplemental information relating to conversion of preferred stock into common stock, common stock issued in exchange for services, provision for note receivable, loss on disposal of property and other non-cash transactions, see Notes 3, 4, 5, 7, 8 and 9.



          See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001
--------------------------------------------------------------------------------

1.       ORGANIZATION AND BUSINESS DESCRIPTION

         ORGANIZATION - Peregrine Pharmaceuticals, Inc. ("Peregrine" or "the Company") was incorporated in the state of Delaware on September 25, 1996 under the name of Techniclone Corporation. The Company changed its name to Peregrine Pharmaceuticals Inc. in October 2000. In conjunction with the Company's name change to Peregrine Pharmaceuticals, Inc., the Company changed the name of its wholly-owned subsidiary to Vascular Targeting Technologies, Inc. (formally, Peregrine Pharmaceuticals, Inc.), a Delaware corporation, acquired in April 1997.

        BUSINESS DESCRIPTION - Peregrine, located in Tustin, California, is a biopharmaceutical company engaged in the development and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. Peregrine's main focus is the development of its Collateral Targeting Agent technologies. Collateral Targeting Agents use antibodies that bind to or target stable structures found in all solid tumors, such as the necrotic core of the tumor or blood vessels found in all solid tumors. In pre-clinical and clinical studies, these antibodies are capable of targeting and delivering therapeutic killing agents to the tumor thereby destroying cancerous tumor cells. In addition, the Company has a direct tumor targeting antibody, Oncolym(R), which recognizes and binds to cancerous lymphoma tumor sites. During June 2001, the Company assumed the rights to Oncolym(R) previously licensed to Schering A.G. and plans to continue the ongoing Phase I/II clinical trial for the treatment of intermediate and high grade Non-Hodgkin's B-cell Lymphoma ("NHL"). The Company operates in one business segment.

        At July 15, 2001, we had $7,073,000 in cash and cash equivalents. We have expended substantial funds on the development of our product candidates and for clinical trials. As a result, we have had negative cash flows from operations since inception and expect the negative cash flows from operations to continue until we are able to generate sufficient additional revenue from the sale and/or licensing of our products. Although we have sufficient cash on hand to meet our obligations on a timely basis for at least the next 12 months, we will continue to require additional funding to sustain our research and development efforts, provide for future clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations until we are able to generate sufficient revenue from the sale and/or licensing of our products. We plan to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with another company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vascular Targeting Technologies, Inc. All intercompany balances and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

         PROPERTY - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

         IMPAIRMENT - The Company assesses recoverability of its long-term assets by comparing the remaining carrying value to the value of the underlying collateral or the fair market value of the related long-term asset based on undiscounted cash flows.

         PREFERRED STOCK DIVIDENDS - Dividends on Class C Stock are accreted over the life of the preferred stock and are based on the stated dividend rate of 10% plus the dividend amount attributable to the discount at the issuance date. To the extent that unconverted shares of Class C Stock remain outstanding, the value of the dividend was remeasured and recorded on each date that the conversion rate changed.

         REVENUE RECOGNITION - Revenues related to licensing agreements (Note 7) are recognized when cash has been received and all obligations of the Company have been met, which is generally upon the transfer of the technology license or other rights to the licensee. Up-front fees from license agreements are generally recognized over the estimated term of the agreement.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Among other things, SAB No. 101 requires that license and other up-front fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2001 and its adoption had no material impact on the Company's financial position and results of operations.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist principally of cash and cash equivalents, other receivables, accounts payable, accrued liabilities and notes payable. The Company believes all of the financial instruments' recorded values approximate current values.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - Net loss per share attributable to common stockholders is calculated by taking the net loss for the year and deducting the dividends and preferred stock issuance discount accretion on the Class C preferred stock during the year and dividing the sum of these amounts by the weighted average number of shares of common stock outstanding during the year. Because the impact of options, warrants, and other convertible instruments are antidilutive, there is no difference between basic and diluted loss per share amounts for each of the three years in the period ended April 30, 2001. The Company has excluded the following shares issuable upon the exercise of common stock warrants and options and conversions of outstanding preferred stock and preferred stock dividends from the three years ended April 30, 2001 per share calculation because their effect is antidilutive:


PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------------------------------


                                                                   2001       2000        1999
                                                                ---------  ----------   ---------
Common stock equivalent shares assuming issuance
   of shares represented by outstanding stock
   options and warrants utilizing the treasury stock
   method...............................................        6,655,325   6,603,433   2,927,725
Common stock equivalent shares assuming issuance
   of shares upon conversion of preferred stock and
   Class C placement agent warrants utilizing the
   if-converted method..................................                -     117,130     613,035

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

         INCOME TAXES - The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards
(SFAS) No. 109, "ACCOUNTING FOR INCOME TAXES." Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

         STOCK-BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations in accounting for its employee stock options and has made certain pro forma disclosures in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION."

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, ("FIN 44"), which was effective July 1, 2000. FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

         RECLASSIFICATION - Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the current year presentation.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

         RECENT ACCOUNTING PRONOUNCEMENTS - During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" which will be effective for the Company beginning May 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company believes the adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

3.       NOTES RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities (Note 4) and recorded an initial note receivable from buyer of $1,925,000. The note bears interest at 7.0% per annum through December 1, 2001 and 7.5% thereafter and is collaterized under the Security and Pledge Agreement. The note receivable is amortized over 20 years and is due upon the earlier of 12 years or upon the sale of related facilities. In accordance with the related lease agreement, if the Company defaults under the lease agreement, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for the note receivable balance. Although the Company had made all payments under the lease agreement and had not defaulted under any terms of the lease agreement, the Company established a 100% reserve for the note receivable in the amount of $1,863,000 during the fiscal year ended April 30, 2000. The Company will continue to adjust the estimated allowance and record interest income on the note receivable as payments are received. The Company has received all payments through July 2001.

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

         Property held for sale represents lab equipment located in the Company's manufacturing facility, which was marketed for sale during the quarter ended April 30, 2000. During the quarter ended April 30, 2000, the Company expensed $267,000 in accordance with SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" included in the accompanying consolidated financial statements. Laboratory equipment held for sale is stated at the lower of the net book value or fair value of the related asset. During April 2001, the Company decided to maintain its manufacturing facility for clinical trial production based primarily on the lack of antibody manufacturing capacity and the significant commitment costs associated with a third-party antibody manufacturer. As a result of this decision, the Company transferred its assets held for sale to property at the lower of the related assets net book value or fair value. Fair value was determined based on an independent offer received by the Company to acquire the assets held for sale. The resulting reclassification did not have a material effect on the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

5.       NOTES PAYABLE

         During December 1998, the Company borrowed $200,000 from an unrelated entity. The note is unsecured, bears interest at 7.0% per annum, and is payable over the three years ending December 2001. Principal and interest payments of $6,000 are due monthly.

         On March 8, 1999, the Company entered into a Termination Agreement with Biotechnology Development Ltd. ("BTD") and re-acquired the Oncolym(R) distribution rights (Note 7). In conjunction with the Termination Agreement, the Company issued a note payable for $3,300,000 due and payable on March 1, 2001. The note payable originally bore simple interest at a rate of 10% per annum, payable monthly. On December 1, 1999, the Company defaulted on its monthly interest payment on the $3,300,000 note payable and did not file a registration statement with the Securities and Exchange Commission to register 1,523,809 shares of common stock and warrants to purchase up to 4,825,000 shares of common stock by December 8, 1999 due to the limited amount of cash on hand at that time. On December 29, 1999, the Company obtained a waiver from BTD for the deferral of interest payments for up to nine months and an extension of time to register 1,523,809 shares of common stock and warrants to purchase up to 4,825,000 shares of common stock until the Company's next registration statement filing. In exchange for this waiver, the Company agreed to (i) increase the rate of interest from 10% per annum to 12% per annum on the note payable of $3,300,000 effective December 1, 1999, (ii) replace the current collateral with the rights to the TNT technology (iii) extend the expiration date of 5,325,000 warrants to December 1, 2005 and (iv) only in the case of a merger, acquisition, or reverse stock split, re-price up to 5,325,000 warrants to an exercise price of $0.34 per share. BTD is a limited partnership controlled by Mr. Edward J. Legere, a member of the Company's Board of Directors and its President and Chief Executive Officer. During fiscal year 2001, the Company paid the note and accrued interest thereon in full and all collateral was released to the Company.

         In addition, the Company has three separate note agreements with aggregate original amounts due of $189,000 to finance laboratory equipment that bear interest at rates of approximately 10% and require aggregate monthly payments of $4,000 through June 2002.

         Minimum future principal payments on notes payable as of April 30, 2001 are as follows:

              Year ending April 30:
                2002                                           $    86,000
                2003                                                 2,000
                                                              --------------
                                                               $    88,000
                                                              ==============

6.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASE - In December 1998, the Company sold and subsequently leased back its two facilities in Tustin, California. The lease has an original lease term of 12 years with two 5-year renewal options and includes

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

scheduled rental increases of 3.35% every two years. Annual rent expense under the lease agreement totaled $735,000 during fiscal years 2001 and 2000 and $269,000 for fiscal year 1999. At April 30, 2001, future minimum lease payments and sublease income under noncancelable operating leases are as follows:

         Year ending April 30:      Lease Expense        Sublease Income     Net Lease Expense
                                  -----------------    ------------------    ------------------
           2002                   $      698,000        $     (345,000)       $      353,000
           2003                          707,000              (252,000)              455,000
           2004                          721,000               (37,000)              684,000
           2005                          731,000                  -                  731,000
           2006                          745,000                  -                  745,000
           Thereafter                  3,633,000                  -                3,633,000
                                  -----------------     -----------------     ------------------
                                  $    7,235,000        $     (634,000)       $    6,601,000
                                  =================     =================     ===================

         RENTAL INCOME - The Company currently subleases portions of its unused space. Sublease rental income totaled $257,461, $22,236 and $127,904 for fiscal years 2001, 2000 and 1999, respectively.

7.       LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

                                   ONCOLYM(R)

        On March 8, 1999, the Company entered into a License Agreement with Schering A.G. whereby Schering A.G. was granted the exclusive, worldwide right to market and distribute Oncolym(R) products, in exchange for an initial payment of $3,000,000 and future milestone payments plus a royalty on net sales. The initial up-front payment of $3,000,000 received during fiscal year 1999 is included in deferred license revenue in the accompanying consolidated financial statements at April 30, 2001 and 2000. During June 2000, the Company and Schering A.G. entered into an amendment to the License Agreement ("the Amendment") whereby Schering A.G. agreed to pay for 100% of the Oncolym(R) clinical development expenses, excluding drug related costs, for the Phase I/II clinical trial. In exchange for this commitment, the Company agreed to transfer $1,300,000 of its common stock to Schering A.G. as defined in the Amendment. Eighty percent of the clinical trial costs in excess of the $1,300,000 for the Phase I/II clinical trial was paid by Schering A.G. During June 2001, the Company assumed the rights previously licensed to Schering A.G. and will recognize all deferred license revenue in June 2001 when all obligations of the Company have been met. The Company plans to continue the Phase I/II clinical trial established by Schering A.G. and will assume all future costs of the trial, as defined in the License Agreement.

         Also in March 1999, the Company entered into a Termination Agreement with BTD, pursuant to which the Company terminated all previous agreements with BTD and thereby reacquired the marketing rights to Oncolym(R) products in Europe and certain other designated foreign countries. In exchange for these rights, the Company expensed $4,500,000 as a license fee in fiscal year 1999, which was comprised of a secured promissory note payable in the amount of $3,300,000 and shares of common stock equal to $1,200,000, or 1,523,809 common shares. The number of shares of common stock issued was calculated by taking $1,200,000 divided by ninety percent (90%) of the market price of the Company's common stock as defined in the Termination Agreement. In addition, the Company issued warrants to purchase up to 3,700,000 shares of common stock at an exercise price of $3.00 per share and issued warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $5.00 per share. The warrants were measured utilizing the Black-Scholes option valuation model (Note 5).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

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

         In November 1997, the Company entered into a Termination and Transfer Agreement with Alpha Therapeutic Corporation (Alpha), whereby the Company reacquired the rights for the development, commercialization and marketing of Oncolym(R) in the United States and certain other countries, previously granted to Alpha in October 1992. The Company has contingent obligations due upon filing of a Biologics License Application ("BLA") and upon FDA approval of a BLA by the Food and Drug Administration plus a royalty on net sales for product sold in North, South and Central America and Asia for five (5) years after commercialization of the product. No amounts were due or payable at April 30, 2001 under the Termination and Transfer Agreement.

         On October 28, 1992, the Company entered into an agreement with an unrelated corporation (licensee) to terminate a previous license agreement relating to Oncolym(R). The termination agreement provides for aggregate maximum payments of $1,100,000 to be paid by the Company based on achievement of certain milestones, including royalties on net sales. As of April 30, 2001, the Company had paid $100,000 and accrued for an additional $100,000 relating to the termination agreement.

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

                       TUMOR NECROSIS THERAPY (COTARA(TM))

         During October 2000, the Company entered into a licensing agreement with Merck KGaA to license a segment of its TNT technology for use in the application of cytokine fusion proteins. Under the terms of the licensing agreement, the Company will receive up-front payments of up to $400,000 upon the satisfaction of certain conditions set forth in the agreement, of which, the Company received $50,000 in November 1999. The Company will also receive a royalty on net sales, as defined in the agreement, upon the commencement of commercial sales.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

         The Company has arrangements with certain third parties to acquire licenses needed to produce and commercialize chimeric and human antibodies, including the Company's TNT antibody. Management believes the terms of the licenses will not significantly impact the cost structure or marketability of chimeric or human TNT based products.

                            VASCULAR TARGETING AGENTS

         During February 2001, the Company completed a licensing deal with SuperGen, Inc. ("SuperGen") to license a segment of its VTA technology, specifically related to Vascular Endothelial Growth Factor ("VEGF"). Under the terms of the licensing agreement, SuperGen purchased 150,000 shares of the Company's common stock at $4.00 per share for total proceeds to the Company of $600,000. The Company will also receive an annual license fee of $200,000 until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF technology. In addition, the Company could receive up to $7,500,000 in future milestone payments, plus receive a royalty on net sales of all drugs commercialized by SuperGen utilizing the VEGF technology. The Company could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen.

         During August 2000, the Company entered into a licensing agreement with Scotia Pharmaceuticals Limited ("Scotia") to license a segment of its VTA technology, specifically related to targeting Photodynamic Therapy agents ("PDT"), for the worldwide exclusive rights to this area. Under the terms of the agreement, the Company received an up-front payment of $500,000 in April 2000, which was originally being recognized over a four-year period based on the terms of the agreement. During January 2001, the agreement automatically terminated as Scotia announced that it has been placed into Administration (Receivership/Bankruptcy) as ordered by a court in London. During fiscal year 2001, the Company recognized the remaining unamortized up-front payment, which is included in license revenue in the accompanying consolidated financial statements.

         During May 2000, the Company entered into a joint venture with OXiGENE, Inc. ("OXiGENE"). Under the terms of the joint venture agreement, the Company has agreed to supply its VTA intellectual property to the joint venture while OXiGENE has paid the Company a non-refundable $1,000,000 license fee, which was received in May 2000 and will be amortized as license revenue over a two year period, purchased $2,000,000 of the Company's common stock (Note 8) and agreed to (i) provide its next generation tubulin-binding compounds (ii) spend up to $20,000,000 to fund the development expenses of the joint venture based on its development success and (iii) pay the Company a $1,000,000 non-refundable license fee and subscribe to an additional $1,000,000 in common stock of the Company upon filing an Investigational New Drug Application ("IND") for the first clinical candidate developed. Any future funding of the joint venture after OXiGENE has paid its $20,000,000 in development expenses will be shared equally by the Company and OXiGENE. Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to the Company and 25% to OXiGENE until the Company has received $10,000,000 in sublicensing fees. Thereafter, the joint venture partners will share licensing fees equally. Any royalty income or profits will also be shared equally by the joint venture partners. The Company and OXiGENE have named the new entity ARCUS Therapeutics, LLC ("Arcus").

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

         In April 1997, in conjunction with the acquisition of Vascular Targeting Technologies, Inc. (formerly Peregrine Pharmaceuticals, Inc.), the Company gained access to certain exclusive licenses for Vascular Targeting Agents (VTAs) technologies. In conjunction with obtaining these exclusive licenses, the joint venture, Arcus Therapeutics, LLC, will be required to pay annual patent maintenance fees of $50,000 plus milestone payments and future royalties on net sales. No product revenues have been generated from the Company's VTA technology.

              VASOPERMEATION ENHANCEMENT AGENTS AND OTHER LICENSES

         During February 2000, the Company entered into an exclusive worldwide licensing transaction with the University of Southern California for its Permeability Enhancing Protein (PEP) in exchange for an up-front payment plus future milestone payments and a royalty on net sales. The PEP technology is a piece of the Company's Vasopermeation Enhancing Agent (VEA) technology, which is designed to increase the uptake of chemotherapeutic agents into tumors. PEP is designed to be used in conjunction with the VEA technology platform.

         Prior to fiscal year 1996, the Company entered into several license and research and development agreements with a university for the exclusive, worldwide licensing rights to use certain patents and technologies in exchange for fixed and contingent payments and royalties on net sales of the related products. Minimum future royalties under these agreements are $84,500 annually. Royalties related to these agreements amounted to $84,500 for fiscal years 2001, 2000 and 1999.

8.       STOCKHOLDERS' EQUITY

                             CLASS C PREFERRED STOCK

         On April 25, 1997, the Company entered into a 5% Preferred Stock Investment Agreement and sold 12,000 shares of 5% Adjustable Convertible Class C Preferred Stock (the Class C Stock) for net proceeds of $11,069,000. The holders of the Class C Stock do not have voting rights, except as provided under Delaware law. Dividends on the Class C Stock are payable quarterly in shares of Class C Stock or, at the option of the Company, in cash, at the rate of 5% per annum. The Class C Stock is convertible, at the option of the holder, into a number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the lower of $0.5958 (Conversion Cap) per share or the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by a discount ranging from 13% to 27%.

         In conjunction with the 5% Preferred Stock Investment Agreement, the Placement Agent was granted a warrant to purchase up to 1,200 shares of Class C Stock at $1,000 per share. The Company estimated the difference between the grant price and the fair value of the placement agent warrants on the date of grant to be approximately $862,000, which was recorded as a cost of the offering in the accompanying consolidated financial statements. During fiscal year 1999, the Placement Agent purchased 530 shares of Class C Stock for gross proceeds of $530,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

         In accordance with the Agreement, upon conversion of the Class C Stock into common stock, the preferred stockholders were granted warrants to purchase one-fourth of the number of shares of common stock issued upon conversion. The warrants are exercisable at $0.6554, or 110% of the Conversion Cap and expire in April 2002. No value has been ascribed to these warrants, as the warrants are considered non-detachable. During fiscal years 2000 and 1999, warrants to purchase 78,201 and 2,357,019 shares of common stock were issued upon conversion of 121 and 5,216 shares of Class C Stock, respectively. During fiscal years ended April 30, 2000 and 1999, 63,537 and 6,207,290 warrants, respectively, were exercised on a combined cash and cashless basis in exchange for 63,537 and 5,894,733 shares of common stock and net proceeds to the Company of $42,000 and $3,641,000, respectively. At April 30, 2001, 49,908 Class C warrants were outstanding.

         The Class C Stock agreement included a provision for conversion of the preferred stock into common stock at a discount during the term of the agreements. As a result of these conversion features, the Company was accreting an amount from accumulated deficit to additional paid-in capital equal to the preferred stock discount. The preferred stock discount was computed by taking the difference between the fair value of the Company's common stock on the date the Class C Preferred Stock agreement was finalized and the conversion price, assuming the maximum discount allowable under the terms of the agreement, multiplied by the number of common shares into which the preferred stock would have been convertible into (assuming the maximum discount allowable). The preferred stock discount was being amortized over the period from the date of issuance of the preferred stock to the Conversion or discount period (or sixteen months) using the effective interest method. If preferred stock conversions occur before the maximum discount is available, the discount amount is adjusted to reflect the actual discount. During fiscal year 1999, the Company recorded $531,000 for the Class C Stock discount.

                       COMMON STOCK EQUITY LINE AGREEMENT

         During June 1998, the Company secured access to a Common Stock Equity Line ("Equity Line") with two institutional investors, as amended on June 2, 2000 (the Amendment). Under the amended terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock until all common shares previously registered under the Equity Line have been exhausted. As of April 30, 2001, the Company had approximately 5,227,000 shares available under the Equity Line. Under the amendment, up to $2,800,000 of Puts can be made every month if the Company's closing bid price is $2.00 or higher during the 10-day pricing period. If the Company's closing bid price is between $1.00 and $2.00, then the Company can Put up to $1,500,000 per month and if the Company's closing bid price falls below $1.00 on any trading day during the ten trading days prior to the Put, the Company's ability to access funds under the Equity Line in the Put is limited to 15% of what would otherwise be available. If the closing bid price of the Company's common stock falls below $0.50 or if the Company is delisted from The Nasdaq SmallCap Market, the Company would have no access to funds under the Equity Line.

         In accordance with Emerging Issues Task Force Issue No. 96-13, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS", contracts that require a company to deliver shares as part of a physical settlement should be measured at the estimated fair value on the date of the initial Put. As such, the Company had an independent appraisal performed to determine the estimated fair market value of the various financial instruments included in the Equity Line and recorded the related financial instruments as reclassifications between equity

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

categories. Reclassifications were made for the estimated fair market value of the warrants issued and estimated Commitment Warrants to be issued under the Equity Line of $1,140,000 and the estimated fair market value of the reset provision of the Equity Line of $400,000 as additional consideration and have been included in the accompanying financial statements. The above recorded amounts were offset by $700,000 related to the restrictive nature of the common stock issued under the initial Put in June 1998 and the estimated fair market value of the Equity Line Put option of $840,000. During January 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, THE COMPANY'S OWN STOCK". Pursuant to EITF 00-19, if a contract could potentially be settled in cash and such settlement is not within the control of the issuer, the derivative is accounted for as an asset or liability, and changes in fair value are recognized in income, unless it qualifies for hedge accounting pursuant to FAS 133, as amended. EITF 00-19 is effective for all transactions entered into after September 20, 2000. As of April 30, 2001, EITF 00-19 had no material impact on the Company's consolidated financial statements for the years ended April 30, 2001.

         Puts under the Equity Line are priced at a discount equal to the greater of $0.20 or 17.5% of the lowest closing per share bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors.

         During fiscal years 2001, 2000 and 1999, the Company received gross proceeds of $10,200,000, $8,838,000 and $5,750,000 in exchange for 5,212,564,
9,532,559 and 5,775,224 shares of common stock under the Equity Line, respectively, including commission shares. On April 15, 1999 and July 15, 1999, the Company issued an additional 881,481 and 179,485 shares of common stock covering the initial three and six month adjustment dates as defined in the agreement, respectively. There are no future reset provisions under the Equity Line.

         At the time of each Put, the investors will be issued warrants, exercisable only on a cashless basis to purchase up to 10%, (increased to 15% under the Amendment) of the amount of common stock issued to the investor at the same price as the purchase of the shares sold in the Put. During fiscal years 2001, 2000 and 1999, the Company issued 654,630, 953,246 and 566,953 warrants under the Equity Line, respectively, including commission warrants. During fiscal years 2001, 2000 and 1999, the Company issued 9,801, 985,265 and 14,282 shares of common stock upon the cashless exercise of 42,413, 1,216,962 and 52,173 Equity Line warrants, respectively. As of April 30, 2001, the Company had outstanding warrants to purchase up to 881,002 shares of common stock under the Equity Line.

         Placement agent fees under each draw of the Equity Line are issued to Dunwoody Brokerage Services, Inc., which are equal to 10% of the common shares (commission shares) and warrants (commission warrants) issued to the institutional investors plus an overall cash commission equal to 7% of the gross draw amount. Mr. Eric Swartz, a member of the Board of Directors, maintains a contractual right to 50% of the shares and warrants issued under the Equity Line. The Equity Line was consummated in June 1998 when Mr. Swartz had no Board affiliation with the Company.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------


                            OTHER EQUITY TRANSACTIONS

         During June 2000, the Company issued 518,672 shares of common stock to Schering A.G. in exchange for Schering A.G.'s commitment to pay for 100% of the Oncolym(R) clinical development expenses, excluding drug related costs, for the Phase I/II clinical trial, in accordance with the amended License Agreement dated March 8, 1999 (Note 7).

         On November 19, 1999, in consideration of a commitment by Swartz Private Equity, LLC ("SPE") to fund a $35,000,000 equity line financing over a three year term, the Company issued SPE a five-year warrant to purchase up to 750,000 shares of the Company's common stock at an initial exercise price of $0.46875 per share ("Commitment Warrant") subject to reset provisions as defined in the agreement. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in SPE. The Company utilized the Black-Scholes valuation model to calculate the fair value of the warrant, which was recorded as stock-based compensation in the accompanying consolidated financial statements. As of April 30, 2001, 699,000 Commitment Warrants were outstanding.

         During fiscal year 2000 and 1999, the Company issued an aggregate of 739,333 and 569,667 shares of common stock under two separate severance agreements.

         During fiscal year 2000 and 1999, the Company issued 334,771 and 72,258 shares of its common stock to various unrelated entities in exchange for services rendered. The issuance of shares of common stock in exchange for services were recorded based on the more readily determinable value of the services received or the fair value of the common stock issued.

         In April 1998, through a private placement, the Company sold 1,120,065 shares of restricted common stock and granted warrants to purchase 280,015 shares of its common stock at $1.00 per share. During fiscal year 2001 and 2000, warrants to purchase 115,546 and 164,469 shares of common stock were exercised on a combined cash and cashless basis in exchange for 54,400 and 164,469 shares of common stock, respectively. As of April 30, 2001, there were no private placement warrants outstanding.

         During fiscal year 2000, the Company received principal payments aggregating $307,000 plus accrued interest on notes receivable from the sale of common stock. The notes were paid in full and were due from a former officer and a former director of the Company.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

         In accordance with the Company's Equity Line, option plans and warrant agreements, the Company has reserved approximately 21,977,000 shares of its common stock at April 30, 2001 for future issuance, as follows:

                                                                           Number of
                                                                        shares reserved
                                                                     --------------------
          Shares reserved for issuance under Equity Line                   5,227,000
          Options issued and outstanding                                   7,795,000
          Warrants issued and outstanding                                  8,955,000
                                                                     --------------------
          Total reserved for shares                                       21,977,000
                                                                     ====================

9.       STOCK OPTIONS AND WARRANTS

         The Company has two incentive stock option plans with outstanding options as of April 30, 2001. The plans were adopted or assumed in conjunction with a merger in April 1995 (CBI Plan) and September 1996 (1996 Plan). The plans provide for the granting of options to purchase shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant. In addition, during fiscal year 2001 and 2000, the Company granted 700,000 and 1,500,000 non-qualified options, respectively, which have not been registered under the above Plans.

         The 1996 Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of the Company's common stock. The number of shares for which options may be granted under the 1996 Plan automatically increases for all subsequent common stock issuances by the Company in an amount equal to 20% of such subsequent issuances up to a maximum of 10,000,000 options as long as the total shares allocated to the 1996 Plan do not exceed 20% of the Company's authorized stock. As a result of issuances of common stock by the Company subsequent to the adoption of the 1996 Plan, the number of shares for which options may be granted has increased to 10,000,000. Options granted generally vest over a period of four years with a maximum term of ten years. Option activity for each of the three years ended April 30, 2001 is as follows:

                                           2001                       2000                         1999
                               ---------------------------- -------------------------- -----------------------------
                                               WEIGHTED                   WEIGHTED                     WEIGHTED
                                               AVERAGE                     AVERAGE                      AVERAGE
                                 SHARES     EXERCISE PRICE    SHARES   EXERCISE PRICE    SHARES     EXERCISE PRICE
                                 ------     --------------    ------   --------------    ------     --------------
      BALANCE,
      Beginning  of year        7,614,029       $1.42       6,387,667       $1.00       4,477,326        $0.70

      Granted                   1,127,000       $2.09       8,326,603       $1.41       3,910,541        $1.36

      Exercised                   (94,878)      $0.35      (3,569,001)      $0.93      (1,127,701)       $0.54

      Canceled                   (850,749)      $6.00      (3,531,240)      $1.15        (872,499)       $1.62
                               -----------                ------------                ------------
      BALANCE,
      End of year               7,795,402       $1.03       7,614,029       $1.42       6,387,667        $1.00
                               ===========                ============                ============

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

         Additional information regarding options outstanding as of April 30, 2001 is as follows:

                                                     OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                           ----------------------------------------- --------------------------------------
                                            WEIGHTED AVERAGE
                                               REMAINING        WEIGHTED AVERAGE       NUMBER OF       WEIGHTED AVERAGE
 RANGE OF PER SHARE     NUMBER OF SHARES    CONTRACTUAL LIFE         PER SHARE            SHARES       PER SHARE EXERCISE
   EXERCISE PRICES        OUTSTANDING            (YEARS)          EXERCISE PRICE       EXERCISABLE            PRICE
---------------------- ------------------- -------------------- -------------------- ----------------- --------------------
   $ 0.34 - $ 0.60          4,101,835             7.30                $ 0.39              1,728,367          $ 0.45
   $ 0.97 - $ 2.19          3,025,567             8.40                $ 1.29              1,144,801          $ 1.21
   $ 2.78 - $ 5.28            668,000             9.00                $ 3.76                108,750          $ 3.89
                       ---------------                                               -----------------
   $ 0.34 - $ 5.28          7,795,402             7.87                $ 1.03              2,981,918          $ 0.87
                       ===============                                               =================

         At April 30, 2001, options to purchase 1,215,918 shares were available for grant under the Company's 1996 Plan. There are no remaining shares available for grant under the CBI Plan.

         Stock-based compensation expense recorded during each of the three years in the periods ended April 30, 2001 primarily relates to stock option grants made to consultants and has been measured utilizing the Black-Scholes option valuation model. Stock-based compensation expense recorded during fiscal year 2001, 2000 and 1999 amounted to $1,581,000, $1,438,000 and $455,000, respectively, and is being amortized over the estimated period of service or related vesting period.

         The Company utilizes the guidelines in Accounting Principles Board Opinion No. 25 for measurement of stock-based transactions for employees. Had the Company used a fair value model for measurement of stock-based transactions for employees under Financial Accounting Standards Board Statement No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

                                                   2001            2000             1999
                                              --------------   --------------   --------------
         Net loss applicable to
            common stock, as reported         $  (9,535,000)   $ (14,516,000)   $ (20,039,000)
         Net loss applicable to
            common stock, pro forma           $ (10,526,000)   $ (16,645,000)   $ (22,570,000)
         Net loss per share, as reported      $       (0.10)   $       (0.18)   $       (0.30)
         Net loss per share, pro forma        $       (0.11)   $       (0.21)   $       (0.34)

         The fair value of the options granted in fiscal years 2001, 2000 and 1999 were estimated at the date of grant using the Black-Scholes option pricing model, assuming an average expected life of approximately four years, a risk-free interest rate ranging from 4.5% to 6.39% and a volatility factor ranging from 117% to 172%. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair values estimated, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of its options. The weighted average estimated fair value in excess of the grant price for employee stock options granted during fiscal years 2001, 2000 and 1999 was $2.23, $0.70 and $0.90, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

         As of April 30, 2001, warrants to purchase an aggregate of 8,954,910 shares of the Company's common stock were outstanding. The warrants are exercisable at prices ranging between $0.24 and $5.00 per share with an average exercise price of $2.19 per share and expire through December 31, 2005. The value of the warrants was based on a Black Scholes formula after considering terms in the related warrant agreements.

10.      INCOME TAXES

         The provision for income taxes consists of the following for the three years ended April 30, 2001:

                                                     2001             2000              1999
                                                 --------------   --------------   --------------
Provision for federal income taxes at
  statutory rate                                 $  (3,242,000)   $  (4,935,000)   $  (6,628,000)
Permanent differences                                   (2,000)           5,000           21,000
State income taxes, net of federal benefit            (286,000)        (435,000)        (585,000)
Other                                                  332,000          211,000          318,000
Change in valuation allowance                        3,198,000        5,154,000        6,874,000
                                                 --------------   --------------    -------------
Provision                                        $           -    $           -     $          -
                                                 ==============   ==============    =============

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets at April 30, 2001 and 2000 are as follows:

                                                                    2001              2000
                                                               ---------------   ---------------
Net operating loss carryforwards                               $   25,366,000    $   21,138,000
Stock-based compensation                                            1,736,000         1,290,000
General business and research and development credits                 118,000           118,000
Deferred revenue                                                    1,295,000         1,295,000
Accrued license note payable                                                -         1,221,000
Accrued liabilities                                                   883,000           457,000
                                                               ---------------   ---------------

                                                                   29,398,000        25,519,000
Less valuation allowance                                          (29,398,000)      (25,519,000)
                                                               ---------------   ---------------

Net deferred taxes                                             $            -    $            -
                                                               ===============   ===============

         At April 30, 2001, the Company and its subsidiary have federal net operating loss carryforwards of $70,127,000 and tax credit carryforwards of $118,000. During fiscal year 2001 and 2000, net operating loss carryforwards of

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

$349,000 and $344,000 expired with the remaining net operating losses expiring through 2021. The net operating losses of $2,986,000 applicable to its subsidiary can only be offset against future income of its subsidiary. The tax credit carryforwards generally expire in 2008 and are available to offset future taxes of the Company or its subsidiary.

        Due to ownership changes in the Company's common stock, there will be limitations on the Company's ability to utilize its net operating loss carryforwards in the future. The impact of the restricted amount has not been calculated as of April 30, 2001.

11.      RELATED PARTY TRANSACTIONS

         On December 29, 1999, Swartz Investments, LLC and BTD agreed to provide interim funding to the Company for up to $500,000 to continue the operations of the Company and to avoid the Company from filing for protection from its creditors. During this period of time, the closing stock price was $0.41 per share, the Company had a minimal amount of cash on hand, significant payables to vendors and patent attorneys, and the Company was near a time of being delisted from The NASDAQ Stock Market. During January 2000, the Company entered into the final agreement, a Regulation D Subscription Agreement, whereby the Company received $500,000 in exchange for an aggregate of 2,000,000 shares of common stock and issued warrants to purchase up to 2,000,000 shares of common stock at $0.25 per share. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Investments, LLC. BTD is controlled by Mr. Edward J. Legere, who is also a member of the Board of Directors and is the President and Chief Executive Officer of the Company.

         During September 1995, the Company entered into an agreement with Cancer Therapeutics, Inc. whereby the Company granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the Peoples Republic of China for a period of 10 years, subject to the major pharmaceutical company obtaining product approval within 36 months. In exchange for this right, the major pharmaceutical company would be required to fund not less than $3,000,000 for research and development expenses of Cancer Therapeutics related to TNT and the Company would retain exclusive rights to all research, product development and data outside of the Peoples Republic of China. The technology was then sublicensed to Brilliance Shanghai Pharmaceuticals, Inc. ("Brilliance"). In addition, the Company is entitled to receive 50% of all revenues received by Cancer Therapeutics with respect to its sublicensing of TNT to Brilliance. During March 2001, the Company extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. Dr. Clive Taylor, a member of the Company's Board of Directors, owns 26% of Cancer Therapeutics and is an officer and director of Cancer Therapeutics. Dr. Taylor has abstained from voting at meetings of the Company's board of directors on any matters relating to Cancer Therapeutics or Brilliance. Through fiscal year ended April 30, 2001, Cancer Therapeutics, Inc. has not derived any revenues from its agreement with Brilliance.

12.      BENEFIT PLAN

         During fiscal year 1997, the Company adopted a 401(k) benefit plan
(Plan) for all employees who are over age 21, work at least 24 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to a maximum of 15% of their compensation or $10,500. The Company made no matching contributions to the Plan for fiscal years 2001, 2000 and 1999.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

13.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial information for each of the two most recent fiscal years is as follows:

                                                                 Quarter Ended
                      --------------------------------------------------------------------------------------------------------------
                          APRIL      JANUARY        OCTOBER         JULY         APRIL        JANUARY       OCTOBER         JULY
                           30,          31,            31,           31,           30,           31,           31,           31,
                          2001         2001           2000          2000          2000          2000          1999          1999
                          ----         ----           ----          ----          ----          ----          ----          ----
License
  Revenue .........   $   562,000   $   156,000   $   156,000   $   105,000   $         -   $    50,000   $         -   $         -

Net Loss ..........   $(2,263,000)  $(2,648,000)  $(2,567,000)  $(2,057,000)  $(3,064,000)  $(2,799,000)  $(5,662,000)  $(2,989,000)

Net Loss Applicable
 to Common Stock ..   $(2,263,000)  $(2,648,000)  $(2,567,000)  $(2,057,000)  $(3,064,000)  $(2,799,000)  $(5,663,000)  $(2,990,000)

Basic and Diluted
 Loss Per Share ...   $     (0.02)  $     (0.03)  $     (0.03)  $     (0.02)  $     (0.04)  $     (0.03)  $     (0.07)  $     (0.04)


14.      SUBSEQUENT EVENTS

         Subsequent to April 30, 2001, the Company received gross proceeds of $3,000,000 under the Equity Line in exchange for 2,592,591 shares of the Company's common stock, including commission shares. As of July 15, 2001, the Company had a cash and cash equivalents balance of $7,073,000.


PEREGRINE PHARMACEUTICALS, INC. SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2001
--------------------------------------------------------------------------------------------


                                              BALANCE AT   CHARGED                 BALANCE
                                              BEGINNING  TO COSTS AND               AT END
 DESCRIPTION                                  OF PERIOD    EXPENSES   DEDUCTIONS   OF PERIOD
 -----------                                  ---------    --------   ----------   ---------
Valuation reserve for other receivables for
  the year ended April 30, 1999               $ 175,000   $  26,000   $       -    $ 201,000

Valuation reserve for other receivables for
  the year ended April 30, 2000               $ 201,000   $ 141,000   $       -    $ 342,000

Valuation reserve for other receivables for
  the year ended April 30, 2001               $ 342,000   $       -   $(288,000)   $  54,000

