Form 10-Q
period 2001-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2001-09-14
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q



(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001
                                       OR
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the transition period from _______________ to _______________

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


                       100,989,765 shares of common stock
                            as of September 10, 2001

                         PEREGRINE PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2001

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO PEREGRINE PHARMACEUTICALS, INC. (FORMERLY KNOWN AS TECHNICLONE CORPORATION) AND ITS WHOLLY-OWNED SUBSIDIARY VASCULAR TARGETING TECHNOLOGIES, INC. (FORMERLY KNOWN AS PEREGRINE PHARMACEUTICALS, INC.).


                          PART I FINANCIAL INFORMATION
                                                                           PAGE

Item 1.  Our Financial Statements:

         Consolidated Balance Sheets at July 31, 2001 and April 30, 2001.... 1

         Consolidated Statements of Operations for the three months ended July 31, 2001 and 2000 ...................................... 3

         Consolidated Statement of Stockholders' Equity for the three months ended July 31, 2001 ........................................ 4

         Consolidated Statements of Cash Flows for the three months ended July 31, 2001 and 2000 ...................................... 5

         Notes to Consolidated Financial Statements ........................ 6

Item 2.  Management's  Discussion and Analysis of Financial Condition
         and Results of Operations ........................................ 11

         Company Overview .................... ............................ 11

         Risk Factors of Our Company ...................................... 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....... 16

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 16

Item 2.  Changes in Securities and Use of Proceeds ........................ 16

Item 3.  Defaults Upon Senior Securities .................................. 17

Item 4.  Submission of Matters to a Vote of Security Holders .............. 17

Item 5.  Other Information ................................................ 17

Item 6.  Exhibits and Reports on Form 8-K.................................. 17

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
------- --------------------


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT JULY 31, 2001 AND APRIL 30, 2001
--------------------------------------------------------------------------------


                                                    JULY 31,       APRIL 30,
                                                      2001           2001
                                                  ------------   ------------
                                                   UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                         $ 6,868,000    $ 6,327,000
Other receivables, net of allowance of
 $55,000 (July) and $54,000 (April)                    32,000         46,000
Prepaid expenses and other current assets             277,000        264,000
                                                  ------------   ------------

         Total current assets                       7,177,000      6,637,000

PROPERTY:
Leasehold improvements                                208,000        208,000
Laboratory equipment                                1,835,000      1,818,000
Furniture, fixtures and computer equipment            704,000        704,000
                                                  ------------   ------------

                                                    2,747,000      2,730,000
Less accumulated depreciation and amortization     (1,725,000)    (1,613,000)
                                                  ------------   ------------

         Property, net                              1,022,000      1,117,000

OTHER ASSETS:
Note receivable, net of allowance of $1,745,000
    (July) and $1,759,000 (April)                           -              -
Other, net                                            134,000        146,000
                                                  ------------   ------------

         Total other assets                           134,000        146,000
                                                  ------------   ------------

TOTAL ASSETS                                      $ 8,333,000    $ 7,900,000
                                                  ============   ============

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT JULY 31, 2001 AND APRIL 30, 2001 (CONTINUED)
--------------------------------------------------------------------------------

                                                     JULY 31,        APRIL 30,
                                                       2001            2001
                                                  -------------    -------------
                                                    UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                  $    313,000     $    675,000
Accrued clinical trial site fees                       425,000          268,000
Accrued royalties and license fees                     181,000          147,000
Accrued legal and accounting fees                       91,000          206,000
Notes payable, current portion                          60,000           86,000
Other current liabilities                              406,000          309,000
Deferred license revenue                               396,000        3,500,000
                                                  -------------    -------------

         Total current liabilities                   1,872,000        5,191,000

NOTES PAYABLE                                                -            2,000
DEFERRED LICENSE REVENUE                                     -           21,000
COMMITMENTS AND CONTINGENCIES                                -                -

STOCKHOLDERS' EQUITY:
Common stock-$.001 par value; authorized
    150,000,000 shares; outstanding -
    99,989,766 (July); 97,288,934 (April)              100,000           97,000
Additional paid-in capital                         123,607,000      120,253,000
Deferred stock compensation                         (1,236,000)        (935,000)
Accumulated deficit                               (116,010,000)    (116,729,000)
                                                  -------------    -------------

         Total stockholders' equity                  6,461,000        2,686,000
                                                  -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  8,333,000     $  7,900,000
                                                  =============    =============

           See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------



                                                  THREE MONTHS ENDED JULY 31,

                                                     2001              2000
                                               --------------     --------------

LICENSE REVENUE                                $   3,125,000      $     104,000

OPERATING EXPENSES:
Research and development                           2,041,000          1,545,000
General and administrative                           466,000            687,000
                                               --------------     --------------
     Total operating expenses                      2,507,000          2,232,000
                                               --------------     --------------

INCOME (LOSS) FROM OPERATIONS                        618,000         (2,128,000)


OTHER INCOME (EXPENSE):
Interest and other income                            102,000            174,000
Interest expense                                      (1,000)          (103,000)
                                               --------------     --------------
NET INCOME (LOSS)                              $     719,000      $  (2,057,000)
                                               ==============     ==============

BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                             $        0.01      $       (0.02)
                                               ==============     ==============

SHARES USED IN CALCULATION OF INCOME
  (LOSS) PER COMMON SHARE:
     Basic                                        98,856,492         92,539,300
                                               ==============     ==============
     Diluted                                     103,242,811         92,539,300
                                               ==============     ==============


           See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------



                                                                        ADDITIONAL      DEFERRED                         TOTAL
                                               COMMON STOCK              PAID-IN         STOCK         ACCUMULATED    STOCKHOLDERS'
                                          SHARES          AMOUNT         CAPITAL      COMPENSATION       DEFICIT         EQUITY
                                      --------------  --------------  --------------  --------------  --------------  --------------
BALANCES - May 1, 2001                   97,288,934   $      97,000   $ 120,253,000   $    (935,000)  $(116,729,000)  $   2,686,000

Common stock issued  upon
  exercise of options and warrants           83,849               -          28,000               -               -          28,000

Common stock issued for cash
  under Equity Line                       2,592,591           3,000       2,747,000               -               -       2,750,000

Common stock issued upon conversion
  of Equity Line warrants                    24,392               -               -               -               -               -

Deferred stock compensation                       -               -         579,000        (579,000)              -               -

Stock-based compensation                          -               -               -         278,000               -         278,000

Net income                                        -               -               -               -         719,000         719,000
                                      --------------  --------------  --------------  --------------  --------------  --------------
BALANCES - July 31, 2001                 99,989,766   $     100,000   $ 123,607,000   $  (1,236,000)  $(116,010,000)  $   6,461,000
                                      ==============  ==============  ==============  ==============  ==============  ==============

                     See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED JULY 31,
                                                                      2001           2000
                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $    719,000    $ (2,057,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                     112,000          77,000
    Stock-based compensation                                          278,000         327,000
Changes in operating assets and liabilities:
  Other  receivables                                                   14,000          24,000
  Prepaid expenses and other current assets                            (1,000)         86,000
  Accounts payable and accrued legal and accounting fees             (477,000)        (67,000)
  Deferred license revenue                                         (3,125,000)        896,000
  Accrued clinical trial site fees                                    157,000          56,000
  Other accrued expenses and current liabilities                      131,000         126,000
                                                                 -------------   -------------

         Net cash used in operating activities                     (2,192,000)       (532,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                                 (17,000)        (90,000)
                                                                 -------------   -------------

         Net cash used in investing activities                        (17,000)        (90,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                              2,778,000       9,226,000
Principal payments on notes payable                                   (28,000)        (27,000)
                                                                 -------------   -------------

         Net cash provided by financing activities                  2,750,000       9,199,000
                                                                 -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        $    541,000    $  8,577,000

CASH AND CASH EQUIVALENTS, beginning of period                      6,327,000       4,131,000
                                                                 -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                         $  6,868,000    $ 12,708,000
                                                                 =============   =============

SUPPLEMENTAL INFORMATION:
Interest paid                                                    $      1,000    $      4,000
                                                                 =============   =============

                See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (the "Company") (formerly known as Techniclone Corporation) and its wholly owned subsidiary, Vascular Targeting Technologies, Inc. (formerly known as Peregrine Pharmaceuticals, Inc.). The Company acquired the Vascular Targeting Agent ("VTA") technology through the acquisition of its wholly owned subsidiary in April 1997. All intercompany balances and transactions have been eliminated.

         At August 31, 2001, the Company had $7,221,000 in cash and cash equivalents. The Company has expended substantial funds on the development of product candidates and for clinical trials. As a result, we have had negative cash flows from operations since inception and expect the negative cash flows from operations to continue until the Company is able to generate sufficient revenue from the sale and/or licensing of its products. Although the Company has sufficient cash on hand to meet its obligations on a timely basis for at least the next twelve months based on its historical operational spending rate (excluding any future draws under the Company's Common Stock Equity Line of Credit), the Company will continue to require additional funding to sustain its research and development efforts, provide for future clinical trials, establish contract manufacturing and product commercialization capabilities, and continue operations until the Company is able to generate sufficient revenue from the sale and/or licensing of its product candidates. The Company plans to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with other companies.

         The Company's ability to access funds under the Equity Line Agreement is subject to the satisfaction of certain conditions and the failure to satisfy these conditions may limit or preclude the Company's ability to access such funds (Note 4).

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at July 31, 2001, and the consolidated results of its operations and its consolidated cash flows for the three-month periods ended July 31, 2001 and 2000. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to
Article 10 of Regulation S-X of the Securities Exchange Act of 1934. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001, which was filed with the Securities and Exchange Commission on July 27, 2001. Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

         RECLASSIFICATION. Certain reclassifications were made to the prior period balances to conform them to the current period presentation.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         NET INCOME (LOSS) PER COMMON SHARE. Basic net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of option and warrants. Diluted net income per common share is computed by dividing the net income by the sum of the weighted average number of common shares outstanding during the period plus the dilutive effects of options and warrants outstanding during the period. Diluted net income per common share for the three months ended July 31, 2001 includes the dilutive effect of 4,386,319 shares of potentially issuable common stock from the exercise of options and warrants and excludes 789,076 shares of potentially issuable common stock from the exercise of options and warrants because their effect was antidilutive. Dilutive net loss per common share for the three months ended July 31, 2000 exclude 5,273,593 shares issuable upon the exercise of outstanding options and warrants because their effect was antidilutive.

         RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards will generally be effective May 1, 2002 and for purchase business combinations consummated after June 30, 2001. The Company believes that adopting SFAS 141 and SFAS 142 will not have a material impact on its consolidated financial position and results of operations.

         Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No.133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The adoption of SFAS 133 had no impact on the Company's financial position or the results of operations.

2.       NOTE RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company is in default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five
(5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, the Company did not have sufficient cash on hand to meet its obligations on a timely basis and was operating at significantly reduced levels. In addition, at that time, if the Company could not raise additional cash by December 31, 1999, the Company would have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. The Company reduces the reserve as payments are received and records the

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

reduction as Interest and other income in the accompanying consolidated statement of operations. Due to the uncertainty of the Company's capital resources beyond the next twelve (12) months and its ability to pay its lease obligation beyond the next twelve (12) months, the carrying value of the note receivable approximates its fair value at July 31, 2001. The Company has received all payments through September 2001. The following represents a rollforward of the allowance of the Company's note receivable for the quarter ended July 31, 2001:

                  Allowance for note receivable, April 30, 2001    $  1,813,000
                  Payments received                                     (13,000)
                                                                   -------------

                  Allowance for note receivable, July 31, 2001     $  1,800,000
                                                                   =============

3.       LICENSING

         During September 1995, the Company entered into an agreement with Cancer Therapeutics, Inc. whereby the Company granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People's Republic of China for a period of 10 years, subject to the major pharmaceutical company obtaining product approval within 36 months. In exchange for this right, the major pharmaceutical company would be required to fund not less than $3,000,000 for research and development expenses of Cancer Therapeutics related to TNT and the Company would retain exclusive rights to all research, product development and data outside of the People's Republic of China. The technology was then sublicensed to Shanghai Brilliance Pharmaceuticals, Inc. ("Brilliance"). In addition, the Company is entitled to receive 50% of all revenues received by Cancer Therapeutics with respect to its sublicensing of TNT to Brilliance. Cancer Therapeutics has the right to 20% of the distributed profits from Brilliance. During March 2001, the Company extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. Dr. Clive Taylor, a member of the Company's Board of Directors, owns 26% of Cancer Therapeutics and is an officer and director of Cancer Therapeutics. Dr. Taylor has abstained from voting at meetings of the Company's board of directors on any matters relating to Cancer Therapeutics or Brilliance. Through July 31, 2001, Cancer Therapeutics has not derived any revenues from its agreement with Brilliance.

         On September 6, 2001, the Company entered into a development agreement for TNT in the People's Republic of China with Medipharm Biotech, Co., Ltd. of Shanghai, China (formerly known as Shanghai Brilliance Pharmaceuticals). Under the terms of the agreement, Peregrine will provide product development services to prepare TNT for commercial scale production. In addition, the Company will provide contract manufacturing services to Medipharm Biotech, Co., Ltd. pending Chinese State Drug Administration marketing approval of TNT in the People's Republic of China and authorization of Peregrine as a contract manufacturer.

4.       STOCKHOLDERS' EQUITY

         During June 1998, the Company secured access to a Common Stock Equity Line ("Equity Line") with two institutional investors, as amended on June 2, 2000 (the Amendment). Under the amended terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell shares of the Company's common stock until all common shares previously registered under the Equity Line have been exhausted. As of August 31, 2001, the Company had approximately 1,512,000 unissued shares available under the Equity Line for future Puts. At a closing bid price of $1.40 per share, the Company could raise up to approximately $1.5 million under its Equity Line. Future Puts are priced at a discount equal to the greater of 17.5% of the lowest closing bid

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors or $0.20. At the time of each Put, the investors will be issued warrants, which are immediately exercisable on a cashless basis only and expire through December 31, 2005, to purchase up to 15% of the amount of common stock issued to the investors at the same price as the shares of common stock sold in the Put.

         In accordance with Emerging Issues Task Force Issue No. 96-13, "Accounting for Derivative Financial Instruments," contracts that require a company to deliver shares as part of a physical settlement should be measured at the estimated fair value on the date of the initial Put. The Equity Line solely requires settlement to be made with shares of the Company's common stock. As such, the Company had an independent appraisal performed to determine the estimated fair market value of the various financial instruments included in the Equity Line and recorded the related financial instruments as reclassifications between equity categories. Reclassifications were made for the estimated fair market value of the warrants issued and estimated Commitment Warrants to be issued under the Equity Line of $1,140,000 and the estimated fair market value of the reset provision of the Equity Line of $400,000 as additional consideration and have been included in the accompanying consolidated financial statements. The above recorded amounts were offset by $700,000 related to the restrictive nature of the common stock issued under the initial Put in June 1998 and the estimated fair market value of the Equity Line Put option of $840,000.

         During January 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, The Company's Own Stock" which reached a consensus on the application of EITF 96-13. In accordance with EITF 00-19, the Equity Line contract remains recorded as permanent equity and recorded at fair value as of the date of the transaction. EITF 00-19 is effective for all transactions entered into after September 20, 2000. As of July 31, 2001, EITF 00-19 had no impact on the Company's consolidated financial statements.

         During the quarter ended July 31, 2001, the Company received gross proceeds of $3,000,000, in exchange for 2,356,901 shares of common stock issued to two institutional investors under the Equity Line. In connection with the Equity Line draws during the quarter ended July 31, 2001, the Company (i) issued 235,690 shares of common stock, (ii) issued warrants to purchase up to 23,568 shares of common stock, and (iii) paid cash commissions of $210,000, to Dunwoody Brokerage Services, Inc. as placement agent fees. Mr. Eric Swartz, a member of the Board of Directors, maintains a contractual right to 50% of the placement agent fees paid under the Equity Line. The Equity Line was consummated in June 1998 when Mr. Swartz had no Board affiliation with the Company.

         During August 2001, the Company received gross proceeds of $1,500,000 under the Equity Line in exchange for 999,999 shares of the Company's common stock, including placement agent fees.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

5.       SUBSEQUENT EVENTS

         During August, 2001, the Company entered into two exclusive worldwide licenses for two new pre-clinical compounds from the University of Texas System. These two new compounds add to Peregrine's anti-cancer platform technologies in the anti-angiogenesis and vascular targeting agent fields. Under the license agreements, the Company will pay an up-front fee, milestone payments based on development progress, plus a royalty on net sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

         Except for historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-Q, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. When used in this Form 10-Q, the words "may," "should," "plans," "believe," "anticipate," "estimate," "expect," their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements.

         The following discussion is included to describe the Company's financial position and results of operations for the quarter ended July 31, 2001 compared to the same period in the prior year. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion. In addition, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001, which was filed with the Securities and Exchange Commission on July 27, 2001. Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

         COMPANY OVERVIEW. Peregrine Pharmaceuticals, Inc. (formerly Techniclone Corporation), located in Tustin, California, is a biopharmaceutical company engaged in the development and commercialization of cancer therapeutics and cancer diagnostics through a series of patented technologies.

         Our main focus is on the development of our collateral targeting agent technologies. Collateral targeting agents typically use antibodies that bind to or target components found in or on most solid tumors. An antibody is a naturally occurring molecule that humans and other animals create in response to disease. In pre-clinical and/or clinical studies, these antibodies are capable of targeting and delivering therapeutic killing agents that kill cancerous tumor cells. We currently have exclusive rights to over 40 issued U.S. and foreign patents protecting various aspects of our technology and have additional pending patent applications that we believe will further strengthen our patent position. Our three collateral targeting technologies are known as tumor necrosis therapy, vascular targeting agents and vasopermeation enhancement agents, and are discussed in greater detail in our Form 10-K for the year ended April 30, 2001, which was filed with the Securities and Exchange Commission on July 27, 2001.

         In addition to collateral targeting agents, we have a direct tumor-targeting agent, Oncolym(R), for the treatment of non-Hodgkin's B-cell lymphoma. The Oncolym(R) antibody is linked to a radioactive iodine molecule and the combined agent is injected into the blood stream of the lymphoma patient where it recognizes and binds to the cancerous lymphoma tumor sites, thereby delivering the radioactive isotope directly to the tumor site.

         RESULTS OF OPERATIONS. Before we discuss the Company's total expenses (cash and non-cash expenses), we would like to discuss the Company's operational burn rate (cash expenses used in operations, net of interest and other income) for the quarter ended July 31, 2001 compared to the same period in the prior year. The operational burn rate is calculated by taking the net income (loss) from operations and subtracting all non-cash items, such as the recognition of deferred license revenue, depreciation and amortization and stock-based compensation expense.

         The Company's operational burn rate of $2,016,000 (or $ 672,000 per month) for the quarter ended July 31, 2001, as compared to the operational burn rate of $1,757,000 (or $586,000 per month) for the quarter ended July 31, 2000, represents an increase of $259,000 (or $86,000 per month). The increase in the operational burn rate primarily relates to an increase in expenses associated with the ongoing Phase II clinical trial using Cotara(TM) for the treatment of brain cancer, the Phase I studies at Stanford University Medical Center using Cotara(TM) for the treatment of colorectal, pancreatic and soft-tissue sarcoma cancers and the Phase I study at Mayo Clinic using Cotara(TM) for the treatment of liver cancer. In addition, there was a current quarter increase in salaries expense primarily due to a higher number of employees in the Clinical Trials Department to support our increased clinical trial activities combined with an increase in sponsored research fees associated with our development of the VEA and VTA technologies. The current quarter increase in cash expenses was offset by a decrease in interest expense due to a lower outstanding note payable balance during the current quarter.

         Our total operational burn rate may vary substantially from quarter to quarter based on patient enrollment rates of our ongoing clinical trial programs and the funding of non-recurring items, which may include but are not limited to, items associated with product development, in-house manufacturing, contract radiolabeling and the related commercial scale-up efforts of contract manufacturing and contract radiolabeling.

         NET INCOME. The Company recorded net income of approximately $719,000 for the quarter ended July 31, 2001 compared to a net loss of approximately $2,057,000 for the quarter ended July 31, 2000. The net income recorded during the quarter ended July 31, 2001 is primarily due to the recognition of deferred license revenue of $3,021,000 combined with a decrease in interest expense of $102,000. These amounts were offset by an increase in total operating expenses of $275,000 and a decrease in interest and other income of $72,000.

         LICENSE REVENUE. The increase in license revenue of $3,021,000 during the three months ended July 31, 2001 compared to the same period in the prior year resulted primarily from the recognition of a $3,000,000 up-front licensing payment received from Schering A.G. in March 1999. The Company recognized the deferred license revenue upon the Company re-acquiring the licensing rights from Schering A.G. and meeting all of its obligations under the agreement in June 2001.

         TOTAL OPERATING EXPENSES. The Company's total operating expenses increased $275,000 during the three months ended July 31, 2001 compared to the same period in the prior year. The increase in total operating expenses is primarily due to an increase in research and development expenses of $496,000 offset by a decrease in general and administrative expenses of $221,000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include internal salary expenses, contracted clinical trial fees, building lease and facility expenses, contract research expenses, sponsored research expenses for two universities, material and supplies for the research and manufacturing laboratories, patent legal fees, stock-based compensation expense, utilities and other general research costs. The increase in research and development expenses of $496,000 during the three months ended July 31, 2001 compared to the same period in the prior year is primarily due to an increase in clinical trial expenses associated with the ongoing Phase II clinical trial using Cotara(TM) for the treatment of brain cancer, the Phase I studies at Stanford University

Medical Center using Cotara(TM) for the treatment of colorectal, pancreatic and soft-tissue sarcoma cancers and the Phase I study at Mayo Clinic using Cotara(TM) for the treatment of liver cancer. The above increases were supplemented by an increase in payroll expense primarily due to an increase in staff in the Clinical Trials Department to support our increased clinical trial activities combined with an increase in sponsored research fees associated with our VEA and VTA technologies. In addition, the current three-month increase was supplemented by an increase in stock-based compensation expense associated with the fair value of options granted to non-employee consultants of the Company during May 2001 who are assisting the Company with the development of its platform technologies. The current three-month period increase in research and development expenses was offset by a decrease in Oncolym(R) development expenses resulting from the forgiveness of amounts due and payable to Schering A.G. when the Company re-acquired the Oncolym(R) technology. TNT drug development expenses recorded in the prior three-month period. The following represents additional information on the Company's research and development costs incurred by major project.

                                       R&D            R&D            R&D
                                    EXPENSES-      EXPENSES-     EXPENSES-MAY
                                  QUARTER ENDED  QUARTER ENDED  1, 1998 TO JULY
     MAJOR R&D PROJECT            JULY 31, 2001  JULY 31, 2000  JULY 31, 2001
-----------------------------      ------------   ------------   ------------
TNT development
(Cotara(TM))                       $ 1,452,000    $ 1,016,000    $12,559,000
VEA development                        335,000         59,000      1,374,000
VTA development                        128,000         81,000      1,623,000
Oncolym(R)development                  126,000        389,000     11,828,000
                                   ------------   ------------   ------------
Total R&D expenses                 $ 2,041,000    $ 1,545,000    $27,384,000
                                   ============   ============   ============

         From inception to April 1998, we have expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between TNT development and Oncolym(R) development. In addition to the above costs, the Company expensed an aggregate of $32,004,000 for the acquisition of the TNT and VTA technologies, which were acquired during fiscal year 1995 and 1997, respectively.

         We have expended substantial funds on the research, development and clinical trials of our product candidates and we expect to incur significant additional research and development costs in the foreseeable future until we are able to generate sufficient revenue from the sale and/or licensing of our products. Although we have sufficient cash on hand to meet our obligations on a timely basis through the next twelve (12) months based on our historical cash used in operations, we will continue to require additional funding to sustain our research and development efforts, provide for additional clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations. Although we expect research and development expenses to increase over the foreseeable future as we fund additional clinical trials and our product development efforts, we have the ability to control our spending rate and development plans based on the capital resources of the Company.

         It is extremely difficult for us to reasonably estimate any future research and development costs due to the number of unknowns and uncertainties associated with clinical trial development. These unknowns and uncertainties include, but are not limited to:

         o The uncertainty of future costs associated with our pre-clinical candidates, vasopermeation enhancement agents, and vascular targeting agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development.
         o   The uncertainty of future clinical trial results.
         o The uncertainty of the number of patients to be treated in any clinical trial.
         o The uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies.
         o The uncertainty of the rate at which patients are enrolled into our studies. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates.
         o The uncertainty of the Company's capital resources to fund these studies beyond the next twelve months.
         o The uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

         We will need to do additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates as all of our products are in clinical and pre-clinical development. Testing, manufacturing, commercialization, advertising, promotion, export and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort and financial resources, and we cannot guarantee that any approval will be granted on a timely basis, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the United States Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, we may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products, and we may not be able to obtain all necessary governmental clearances and approvals to market our products.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses of $221,000 during the three months ended July 31, 2001 compared to the same period in the prior year resulted primarily from a decrease in stock-based compensation expense associated with the amortization of the fair value of warrants granted in prior years which were fully amortized as of April 30, 2001. The above decrease was offset by increases in public relation expenses and travel expenses associated with our President and CEO's ongoing road show.

         INTEREST AND OTHER INCOME. The decrease in interest and other income of $72,000 during the three months ended July 31, 2001 compared to the same period in the prior year is primarily due to a decrease in interest income as a result of a decrease in interest rates combined with a lower average cash balance on hand during the quarter ended July 31, 2001 compared to the same period in the prior year.

         INTEREST EXPENSE. The decrease in interest expense of $102,000 for the three months ended July 31, 2001 compared to the same period in the prior year is primarily due to the Company's lower average outstanding note payable balance during the quarter ended July 31, 2001.

         LIQUIDITY AND CAPITAL RESOURCES. As of August 31, 2001, the Company had $7,221,000 in cash and cash equivalents. The Company has financed its operations primarily through the sale of common stock, which has been supplemented with payments received from various licensing deals. During the quarter ended July 31, 2001, the Company received gross proceeds of $2,779,000 from the sale of common stock and the exercise of stock options. Without obtaining additional financing or entering into additional licensing arrangements for the Company's other product candidates, the Company believes that it has sufficient cash on hand (excluding any future draws under the Equity Line), to meet its obligations on a timely basis for at least the next twelve months based on its historical operational spending rate.

         The Company has experienced negative cash flows from operations since its inception and expects the negative cash flows from operations to continue for the foreseeable future. The Company expects operating expenditures related to clinical trials to increase in the future as the Company's clinical trial activity increases and scale-up for clinical trial production and radiolabeling continues. As a result of increased activities in connection with the clinical trials for Cotara(TM) and Oncolym(R), and the development costs associated with Vasopermeation Enhancement Agents (VEAs), the Company expects that the monthly negative cash flow will continue. The development of the Company's Vascular Targeting Agent (VTA) technology will be funded primarily by OXiGENE, Inc. under a joint venture agreement entered into during May 2000, whereby OXiGENE, Inc. will be funding up to $20,000,000 in development costs. Through July 31, 2001, OXiGENE has funded $1,392,000 in expenses under the joint venture.

         The Company has the ability, subject to certain conditions, to obtain future funding under the Equity Line, as amended on June 2, 2000, whereby, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell ("Put") shares of the Company's common stock until all common shares previously registered under the Equity Line have been exhausted. As of August 31, 2001, the Company had approximately 1,512,000 unissued shares available under the Equity Line for future Puts. At a closing bid price of $1.40 per share, the Company could raise up to approximately $1.5 million under its Equity Line. Future Puts are priced at a discount equal to the greater of 17.5% of the lowest closing bid price during the ten trading days immediately preceding the date on which such shares are sold to the institutional investors or $0.20. At the time of each Put, the investors will be issued warrants, which are immediately exercisable on a cashless basis only and expire through December 31, 2005, to purchase up to 15% of the amount of common stock issued to the investors at the same price as the shares of common stock sold in the Put.

         COMMITMENTS. At July 31, 2001, we had no material capital commitments, although we have significant obligations, most of which are contingent on clinical trial development milestones, for payments to licensors for their technologies and in connection with the acquisition of the Oncolym(R) rights previously owned by Alpha Therapeutic Corporation ("Alpha").

                           RISK FACTORS OF OUR COMPANY

         The biotechnology industry includes many risks and challenges. Our challenges may include, but are not limited to: uncertainties associated with completing pre-clinical and clinical trials for our technologies; the significant costs to develop our products as all of our products are currently in development, pre-clinical studies or clinical trials and no revenue has been generated from commercial product sales; obtaining additional financing to support our operations and the development of our products; obtaining regulatory approval for our technologies; complying with governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly, with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs and general economic conditions. A more detailed discussion regarding the Company's industry and business risk factors can be found in the Company's Annual Report on Form 10-K for the year ended April 30, 2001, as filed with the Securities and Exchange Commission on July 27, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at July 31, 2001, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.


                            PART II OTHER INFORMATION
                            -------------------------


ITEM 1.  LEGAL PROCEEDINGS.   None.
-------  ------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period of May 1, 2001 through July 31, 2001 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         On various dates during the quarter ended July 31, 2001, the Company issued 24,392 shares of common stock to one institutional investor upon the cashless exercise of 65,656 warrants under the Equity Line.

         On various dates during the quarter ended July 31, 2001, the Company issued an aggregate of 2,592,591 shares of the Company's common stock to the two institutional investors and the placement agent under the Equity Line, for an aggregate purchase price of $3,000,000, pursuant to an Equity Line draw and also issued warrants to the two institutional investors and placement agent to purchase up to 377,102 shares of common stock, which warrants are immediately exercisable on a cashless basis only and expire through December 31, 2005.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   None.
-------  --------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.
-------  ----------------------------------------------------

ITEM 5.  OTHER INFORMATION.   None.
-------  ------------------

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.   None.
-------  --------------------------------

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PEREGRINE PHARMACEUTICALS, INC.



                                               By:  /s/ Edward J. Legere
                                                    ---------------------------
                                                    Edward J. Legere
                                                    President & Chief Executive
                                                    Officer and Director


                                                    /s/ Paul J. Lytle
                                                    ----------------------------
                                                    Paul J. Lytle
                                                    Vice President of Finance
                                                    and Accounting (signed both
                                                    as an officer duly
                                                    authorized to sign on behalf
                                                    of the Registrant and
                                                    principal financial officer
                                                    and chief accounting
                                                    officer)