Form 10-Q
period 2001-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2001-12-17
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

                       108,529,513 shares of Common Stock
                             as of November 30, 2001


                         PEREGRINE PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2001

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q
REFERS TO PEREGRINE PHARMACEUTICALS, INC. (FORMERLY KNOWN AS TECHNICLONE
CORPORATION) AND ITS WHOLLY-OWNED SUBSIDIARY VASCULAR TARGETING TECHNOLOGIES,
INC. (FORMERLY KNOWN AS PEREGRINE PHARMACEUTICALS, INC.).


                          PART I FINANCIAL INFORMATION
                                                                                                       PAGE
Item 1. Financial Statements ....................................................................        1
        Consolidated Balance Sheets at October 31, 2001 and April 30, 2001 ......................        1
        Consolidated  Statements of Operations for the three and six months ended
          October 31, 2001 and 2000 .............................................................        3
        Consolidated Statement of Stockholders' Equity for the six months ended
          October 31, 2001 ......................................................................        4
        Consolidated Statements of Cash Flows for the six months ended October 31,
          2001 and 2000 .........................................................................        5
        Notes to Consolidated Financial Statements ..............................................        6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations .............................................................................       12

        Company Overview ........................................................................       12

        Risk Factors of Our Company .............................................................       17

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..............................       18

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................         18

Item 2. Changes in Securities and Use of Proceeds ..............................................         18

Item 3. Defaults Upon Senior Securities ........................................................         18

Item 4. Submission of Matters to a Vote of Security Holders ....................................         19

Item 5. Other Information ......................................................................         19

Item 6. Exhibits and Reports on Form 8-K........................................................         19



                          PART I FINANCIAL INFORMATION
                          ----------------------------


ITEM 1. FINANCIAL STATEMENTS


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT OCTOBER 31, 2001 AND APRIL 30, 2001
-------------------------------------------------------------------------------------------

                                                                 OCTOBER 31,    APRIL 30,
                                                                    2001           2001
                                                                ------------   ------------
                                                                 UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $ 6,481,000    $ 6,327,000
Other receivables, net of allowance of $53,000 (October)
 and $54,000 (April)                                                 28,000         46,000
Prepaid expenses and other current assets                           317,000        264,000
                                                                ------------   ------------

         Total current assets                                     6,826,000      6,637,000

PROPERTY:
Leasehold improvements                                              235,000        208,000
Laboratory equipment                                              1,798,000      1,818,000
Furniture, fixtures and computer equipment                          704,000        704,000
                                                                ------------   ------------

                                                                  2,737,000      2,730,000
Less accumulated depreciation and amortization                   (1,790,000)    (1,613,000)
                                                                ------------   ------------

         Property, net                                              947,000      1,117,000

OTHER ASSETS:
Note receivable, net of allowance of $1,733,000 (October) and
    $1,759,000 (April)                                                    -              -
Other, net                                                          130,000        146,000
                                                                ------------   ------------

         Total other assets                                         130,000        146,000
                                                                ------------   ------------

TOTAL ASSETS                                                    $ 7,903,000    $ 7,900,000
                                                                ============   ============

          See accompanying notes to consolidated financial statements.


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT OCTOBER 31, 2001 AND APRIL 30, 2001 (CONTINUED)
----------------------------------------------------------------------------------------------

                                                                 OCTOBER 31,      APRIL 30,
                                                                   2001              2001
                                                               --------------   --------------
                                                                 UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                               $     576,000    $     675,000
Accrued clinical trial site fees                                     491,000          268,000
Notes payable, current portion                                        30,000           86,000
Other current liabilities                                            621,000          662,000
Deferred license revenue                                             271,000        3,500,000
                                                               --------------   --------------

         Total current liabilities                                 1,989,000        5,191,000

NOTES PAYABLE                                                              -            2,000
DEFERRED LICENSE REVENUE                                                   -           21,000
COMMITMENTS AND CONTINGENCIES                                              -                -

STOCKHOLDERS' EQUITY:
Common stock-$.001 par value; authorized 150,000,000 shares;
    outstanding - 102,549,513 (October); 97,288,934 (April)          103,000           97,000
Additional paid-in capital                                       125,957,000      120,253,000
Deferred stock compensation                                       (1,110,000)        (935,000)
Accumulated deficit                                             (119,036,000)    (116,729,000)
                                                               --------------   --------------

         Total stockholders' equity                                5,914,000        2,686,000
                                                               --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   7,903,000    $   7,900,000
                                                               ==============   ==============


          See accompanying notes to consolidated financial statements.


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         --------------------------------   -------------------------------
                                            OCTOBER 31,     OCTOBER 31,      OCTOBER 31,      OCTOBER 31,
                                               2001            2000             2001              2000
                                          --------------   --------------   --------------   --------------
LICENSE REVENUE                           $     125,000    $     156,000    $   3,250,000    $     260,000

OPERATING EXPENSES:
Research and development                      2,775,000        2,148,000        4,815,000        3,694,000
General and administrative                      490,000          740,000          957,000        1,427,000
                                          --------------   --------------   --------------   --------------

     Total operating expenses                 3,265,000        2,888,000        5,772,000        5,121,000
                                          --------------   --------------   --------------   --------------

LOSS FROM OPERATIONS                         (3,140,000)      (2,732,000)      (2,522,000)      (4,861,000)
                                          --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE):
Interest and other income                       115,000          239,000          217,000          414,000
Interest expense                                 (1,000)         (74,000)          (2,000)        (177,000)
                                          --------------   --------------   --------------   --------------

NET LOSS                                  $  (3,026,000)   $  (2,567,000)   $  (2,307,000)   $  (4,624,000)
                                          ==============   ==============   ==============   ==============

WEIGHTED AVERAGE
   SHARES OUTSTANDING:
     Basic and Diluted                      101,624,066       95,526,719      100,240,279       94,033,009
                                          ==============   ==============   ==============   ==============

BASIC AND DILUTED LOSS
   PER COMMON SHARE                       $       (0.03)   $       (0.03)   $       (0.02)   $       (0.05)
                                          ==============   ==============   ==============   ==============


                              See accompanying notes to consolidated financial statements.


                                                           3


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                       ADDITIONAL       DEFERRED                           TOTAL
                                              COMMON STOCK              PAID-IN          STOCK         ACCUMULATED     STOCKHOLDERS'
                                         SHARES         AMOUNT          CAPITAL       COMPENSATION       DEFICIT          EQUITY
                                     --------------  --------------  --------------  --------------   --------------  --------------
BALANCES - May 1, 2001                  97,288,934   $      97,000   $ 120,253,000   $    (935,000)   $(116,729,000)  $   2,686,000

Common stock issued upon
  exercise of options and warrants         177,697               -          60,000               -                -          60,000
Common stock issued for cash
  under Equity Line                      5,039,203           6,000       5,031,000               -                -       5,037,000
Common stock issued upon
  exercise of Equity Line warrants          43,679               -               -               -                -               -
Deferred stock compensation                      -               -         613,000        (613,000)               -               -
Stock-based compensation                         -               -               -         438,000                -         438,000
Net loss                                         -               -               -               -       (2,307,000)     (2,307,000)
                                     --------------  --------------  --------------  --------------   --------------  --------------
BALANCES - October 31, 2001            102,549,513   $     103,000   $ 125,957,000   $  (1,110,000)   $(119,036,000)  $   5,914,000
                                     ==============  ==============  ==============  ==============   ==============  ==============



                              See accompanying notes to consolidated financial statements.


                                                           4


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000 (UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                                   SIX MONTHS ENDED OCTOBER 31,
                                                                      2001             2000
                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (2,307,000)   $ (4,624,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                     222,000         158,000
     Stock-based compensation                                          438,000         654,000
     Amortization of clinical trial services prepaid in stock                -         779,000
     Gain on sale of property                                          (17,000)              -
Changes in operating assets and liabilities:
   Other receivables                                                    18,000        (135,000)
   Prepaid expenses and other current assets                           (37,000)     (1,015,000)
   Accounts payable                                                    (99,000)        (91,000)
   Deferred license revenue                                         (3,250,000)        740,000
   Accrued clinical trial site fees                                    223,000         125,000
   Other accrued expenses and current liabilities                      (41,000)       (340,000)
                                                                  -------------   -------------

          Net cash used in operating activities                     (4,850,000)     (3,749,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                                 (102,000)       (155,000)
Proceeds from sale of property                                          67,000               -
Purchase of short-term investments                                           -      (6,124,000)
Transfer funds to restricted cash                                            -        (250,000)
Increase in other assets                                                     -         (30,000)
                                                                  -------------   -------------

          Net cash used in investing activities                        (35,000)     (6,559,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                               5,097,000      12,114,000
Principal payments on notes payable                                    (58,000)     (2,055,000)
                                                                  -------------   -------------

          Net cash provided by financing activities                  5,039,000      10,059,000
                                                                  -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              $    154,000    $   (249,000)

CASH AND CASH EQUIVALENTS, beginning of period                       6,327,000       4,131,000
                                                                  -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                          $  6,481,000    $  3,882,000
                                                                  =============   =============

SUPPLEMENTAL INFORMATION:
Interest paid                                                     $      2,000    $    342,000
                                                                  =============   =============

                 See accompanying notes to consolidated financial statements.


                                             5

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (the "Company") and its wholly-owned subsidiary, Vascular Targeting Technologies, Inc. All intercompany balances and transactions have been eliminated.

         On November 16, 2001, the Company received gross proceeds of $5,750,000 under a public shelf offering (Footnote 5), which increased its cash balance to $11,543,000 as of November 30, 2001. The Company has expended substantial funds on the development of product candidates and for clinical trials. As a result, the Company has incurred negative cash flows from operations since inception and expects negative cash flows from operations to continue until the Company is able to generate sufficient revenue from the sale and/or licensing of its products. Although the Company has sufficient cash on hand to meet its obligations on a timely basis for at least the next twelve months, the Company will continue to require additional funding to sustain its research and development efforts, provide for current and future clinical trials, establish contract manufacturing and product commercialization capabilities, and continue operations until the Company is able to generate sufficient revenue from the sale and/or licensing of its product candidates. The Company plans to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with other companies.

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at October 31, 2001, and the consolidated results of its operations and its consolidated cash flows for the six months ended October 31, 2001 and 2000. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities Exchange Act of 1934. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001, which was filed with the Securities and Exchange Commission on July 27, 2001. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

         RECLASSIFICATION. Certain reclassifications were made to the prior period balances to conform them to the current period presentation.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         BASIC AND DILUTIVE NET LOSS PER COMMON SHARE. Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 EARNINGS PER SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of options and warrants. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period. Potentially dilutive common shares consist of stock options and warrants using the treasury stock method but are excluded if their effect is antidilutive. Stock options and warrants to purchase up to 19,248,000 and 17,963,000 shares of the Company's common stock were outstanding at October 31, 2001 and 2000, respectively. Stock options and warrants outstanding were not included in the computation of diluted loss per common share because their effect was antidulitive as the Company incurred losses in all periods presented.

         RECENT ACCOUNTING PRONOUNCEMENTS. Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No.133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial position and results of operations.

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), BUSINESS COMBINATIONS and No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards will generally be effective May 1, 2002 and for purchase business combinations consummated after June 30, 2001. The Company believes that adopting SFAS No. 141 and SFAS No. 142 will not have a material impact on its consolidated financial position and results of operations.

         In August 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 ("SFAS No. 143"), ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company believes that adopting SFAS No.143 will not have a material impact on its consolidated financial position and results of operations.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         In October 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 replaces SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001. The Company believes that adopting SFAS No. 144 will not have a material impact on its consolidated financial position and results of operations.

2.       NOTE RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company is in default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five
(5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, the Company did not have sufficient cash on hand to meet its obligations on a timely basis and was operating at significantly reduced levels. In addition, at that time, if the Company could not raise additional cash by December 31, 1999, the Company would have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. The Company reduces the reserve as payments are received and records the reduction as Interest and other income in the accompanying consolidated statement of operations. Due to the uncertainty of the Company's capital resources beyond the next twelve (12) months and its ability to pay its lease obligation beyond the next twelve (12) months, the carrying value of the note receivable approximates its fair value at October 31, 2001. The Company has received all payments through November 2001. The following represents a rollforward of the allowance of the Company's note receivable for the six months ended October 31, 2001:

        Allowance for note receivable, May 1, 2001               $    1,813,000
        Principal payments received                                    (27,000)
                                                                 ---------------

        Allowance for note receivable, October 31, 2001          $    1,786,000
                                                                 ===============

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


3.       LICENSING

         During September 1995, the Company entered into an agreement with Cancer Therapeutics, Inc. whereby the Company granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People's Republic of China for a period of 10 years, subject to the major pharmaceutical company obtaining product approval within 36 months. In exchange for this right, the major pharmaceutical company would be required to fund not less than $3,000,000 for research and development expenses of Cancer Therapeutics related to Tumor Necrosis Therapy ("TNT") and the Company would retain exclusive rights to all research, product development and data outside of the People's Republic of China. The technology was then sublicensed to Shanghai Brilliance Pharmaceuticals, Inc. ("Brilliance"). In addition, the Company is entitled to receive 50% of all revenues received by Cancer Therapeutics with respect to its sublicensing of TNT to Brilliance. Cancer Therapeutics has the right to 20% of the distributed profits from Brilliance. During March 2001, the Company extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. Dr. Clive Taylor, a member of the Company's Board of Directors, owns 26% of Cancer Therapeutics and is an officer and director of Cancer Therapeutics. Dr. Taylor has abstained from voting at meetings of the Company's board of directors on any matters relating to Cancer Therapeutics or Brilliance. Through October 31, 2001, Cancer Therapeutics has not derived any revenues from its agreement with Brilliance.

         On September 6, 2001, the Company entered into a development agreement for TNT in the People's Republic of China with Medipharm Biotech, Co., Ltd. of Shanghai, China (formerly known as Shanghai Brilliance Pharmaceuticals). Under the terms of the agreement, Peregrine will provide product development services to prepare TNT for commercial scale production. In addition, the Company will provide contract manufacturing services to Medipharm Biotech, Co., Ltd. pending Chinese State Drug Administration marketing approval of TNT in the People's Republic of China and authorization of the Company as a contract manufacturer.

         During August 2001, the Company entered into two exclusive worldwide licenses for two new pre-clinical compounds from the University of Texas Southwestern Medical Center. These two new compounds, classified as "naked" (non-conjugated) Vascular Targeting Agents, add to Peregrine's anti-cancer platform technologies in the anti-angiogenesis and vascular targeting agent fields. Under the license agreements, the Company will pay an up-front fee, milestone payments based on development progress, plus a royalty on net sales.

4.       STOCKHOLDERS' EQUITY

         During June 1998, the Company secured access to a Common Stock Equity Line ("Equity Line") with two institutional investors, as amended on June 2, 2000 (the Amendment). Under the amended terms of the Equity Line, the Company may, in its sole discretion, and subject to certain restrictions, periodically sell shares of the Company's common stock until all common shares previously registered under the Equity Line have been exhausted. During September 2001, the Company issued all available shares under the Equity Line and therefore, the Equity Line was immediately terminated. In addition, at the time of each Put, the investors were issued warrants, which are immediately exercisable on a cashless basis only and expire through December 31, 2005, to purchase up to 15% of the amount of common stock issued to the investors at the same price as the shares of common stock sold in the Put. As of October 31, 2001, there were 1,508,863 warrants outstanding to purchase up to 1,508,863 shares of the Company's common stock under the Equity Line.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


         In accordance with Emerging Issues Task Force Issue No. 96-13, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS, contracts that require a company to deliver shares as part of a physical settlement should be measured at the estimated fair value on the date of the initial Put. The Equity Line solely requires settlement to be made with shares of the Company's common stock. As such, the Company had an independent appraisal performed to determine the estimated fair market value of the various financial instruments included in the Equity Line and recorded the related financial instruments as reclassifications between equity categories. Reclassifications were made for the estimated fair market value of the warrants issued and estimated Commitment Warrants to be issued under the Equity Line of $1,140,000 and the estimated fair market value of the reset provision of the Equity Line of $400,000 as additional consideration and have been included in the accompanying consolidated financial statements. The above recorded amounts were offset by $700,000 related to the restrictive nature of the common stock issued under the initial Put in June 1998 and the estimated fair market value of the Equity Line Put option of $840,000.

         During January 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, THE COMPANY'S OWN STOCK which reached a consensus on the application of EITF No. 96-13. In accordance with EITF No. 00-19, the Equity Line contract remains recorded as permanent equity and recorded at fair value as of the date of the transaction. EITF No. 00-19 is effective for all transactions entered into after September 20, 2000. As of October 31, 2001, EITF No. 00-19 had no impact on the Company's consolidated financial position and results of operations.

         During the six months ended October 31, 2001, the Company received gross proceeds of $5,526,000, in exchange for 4,581,094 shares of common stock and warrants to purchase up to 687,161 shares of common stock, issued to two institutional investors under the Equity Line. In connection with the Equity Line draws during the six months ended October 31, 2001, the Company (i) issued 458,109 shares of common stock, (ii) issued warrants to purchase up to 45,809 shares of common stock, and (iii) paid cash commissions of $387,000, to Dunwoody Brokerage Services, Inc., as placement agent fees. Mr. Eric Swartz, a member of the Board of Directors, maintains a contractual right to 50% of the placement agent fees paid under the Equity Line. The Equity Line was consummated in June 1998 when Mr. Swartz had no Board affiliation with the Company.

         In addition, during the six months ended October 31, 2001, 105,109 warrants issued under the Equity Line were exercised on a cashless basis in exchange for 43,679 shares of the Company's common stock.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


5.       SUBSEQUENT EVENTS

         During November 2001, the Company received $5,750,000 under a Common Stock Purchase Agreement in exchange for 5,750,000 shares of its common stock and warrants to purchase up to 1,725,000 shares of common stock at an exercise price of $1.00 per share. The warrants can be exercised on a cash basis only. Mr. Eric Swartz, a Director of the Company, invested $500,000 of the total amount in exchange for 500,000 shares of the Company's common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $1.00. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the number of shares issued to certain of the investors, or 200,000 shares. All shares and warrants issued in connection with this offering were sold pursuant to the Company's shelf registration statement on Form S-3, File Number 333-71086.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

         The following discussion is included to describe our financial position and results of operations for the three and six months ended October 31, 2001 compared to the same periods in the prior fiscal year. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion. In addition, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in our Annual Report on Form 10-K for the year ended April 30, 2001, which was filed with the Securities and Exchange Commission on July 27, 2001. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

         COMPANY OVERVIEW. Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biopharmaceutical company engaged in the development and commercialization of cancer therapeutics and cancer diagnostics through a series of patented technologies.

         Our main focus is on the development of our collateral targeting agent technologies. Collateral targeting agents typically use antibodies that bind to or target components found in or on most solid tumors. An antibody is a naturally occurring molecule that humans and other animals create in response to disease. In pre-clinical and/or clinical studies, these antibodies are capable of targeting and delivering therapeutic killing agents that kill cancerous tumor cells. We currently have exclusive rights to over 40 issued U.S. and foreign patents protecting various aspects of our technology and have additional pending patent applications that we believe will further strengthen our patent position. Our three collateral targeting technologies are known as Tumor Necrosis Therapy ("TNT"), Vascular Targeting Agents ("VTA's") and Vasopermeation Enhancement Agents ("VEA's"), and are discussed in greater detail in our Form 10-K for the year ended April 30, 2001, which was filed with the Securities and Exchange Commission on July 27, 2001.

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

RESULTS OF OPERATIONS.

         THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

         NET LOSS. Our reported net loss of $3,026,000 for the quarter ended October 31, 2001 represents an increase of $459,000 (or 17%) compared to a net loss of $2,567,000 for the quarter ended October 31, 2000. The increase in net loss for the quarter ended October 31, 2001 is due to a decrease in license revenue of $31,000 (due to a lower unamortized deferred license revenue balance in the current quarter) combined with a $377,000 increase in total operating expenses and a $124,000 decrease in interest and other income. These amounts were offset by a $73,000 decrease in interest expense.

         TOTAL OPERATING EXPENSES. The current quarter increase in our total operating expenses of $377,000 is due to an increase in research and development expenses of $627,000 offset by a decrease in general and administrative expenses of $250,000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include internal salary expenses, contracted clinical trial fees, building lease and facility expenses, contract research expenses, sponsored research expenses paid to two universities, material and supplies for the research and manufacturing laboratories, patent legal fees, stock-based compensation expense, utilities and other general research costs. The current quarter increase in research and development expenses of $627,000 is primarily due to an increase in the following expenses:

         i) CLINICAL TRIAL PROGRAM EXPENSES. We are currently supporting six clinical trial studies and have a planned Phase III clinical trial compared with two clinical studies in the same period of the prior year. Our current clinical trial program is as follows:


                           DEVELOPMENT STATUS (TRIAL START DATE)                        CANCER INDICATION
         ---------------------------------------------------------------------------------------------------------
         1.  U.S. multi-center Phase II trial using intratumoral administration of    Malignant Glioma (Brain
               Cotara(TM) (December 1998).                                            Cancer)

         2.  Phase I trial using intravenous administration of Cotara(TM) (October    Colorectal Cancer
               2000).

         3.  Phase I trial using intravenous administration of Cotara(TM) (April      Soft Tissue Sarcoma
               2001).

         4.  Phase I trial using intravenous administration Cotara(TM) (April 2001).  Pancreatic or Biliary Cancer

         5.  Phase I Study of Cotara(TM) after Radiofrequency Ablation of Hepatic     Liver or Hepatic Cancer
               Cancer (April 2001)

         6.  Phase I Study of Oncolym(R) for the treatment of previously treated      non-Hodgkin's Lymphoma
               diffuse large B-cell lymphoma (June 2001)

                  In addition, we have incurred additional expenses during the current quarter associated with a planned Phase III clinical trial using Cotara(TM) for the treatment of brain cancer. The current quarter increase in clinical trial expenses was off-set by a current quarter decrease in the Oncolym(R) clinical trial expenses, which were allocated to us in the prior year quarter from Schering A.G., our previous licensing partner for Oncolym(R).

         ii) PRE-CLINICAL DEVELOPMENT EXPENSES. In addition to our expanded clinical trial program, we have incurred an increase in expenses associated with our pre-clinical development of our two other platform technologies: Vasopermeation Enhancement Agents ("VEA's") and naked (non-conjugated) Vascular Targeting Agents ("nVTA's"). We have increased our sponsored research funding with the University of Southern California and the University of Texas Southwestern Medical Center for the development of our VEA and nVTA technologies compared to the same period in the prior year. Also, we have incurred increased expenses associated with patent legal fees primarily related to our nVTA platform technology.

         iii) CONTRACT MANUFACTURING OF BIOLOGICS EXPENSES. Moreover, we have incurred an increase in manufacturing facility expenses compared to the same period in the prior year, as we prepare our facility for manufacturing biologics for other companies.

         iv) STOCK-BASED COMPENSATION EXPENSE. The current quarter increase was further supplemented by an increase in stock-based compensation expense associated with the fair value of options granted to non-employee consultants who are assisting us with the development of our platform technologies.

         The following represents the expenses incurred by each major research and development ("R&D") project.

                                              R&D EXPENSES-      R&D EXPENSES-
                                             QUARTER ENDED       MAY 1, 1998 TO
                R&D PROJECT                 OCTOBER 31, 2001    OCTOBER 31, 2001
         --------------------------------   ----------------    ---------------
         TNT development (Cotara(TM))         $ 1,709,000       $  14,268,000
         VEA development                          317,000           1,691,000
         nVTA and VTA development                 411,000           2,034,000
         Oncolym(R)development                    338,000          12,166,000

                                            ----------------    ---------------
         Total R&D expenses                   $  2,775,000      $  30,159,000
                                            ================    ===============

         From inception of the Company through April 30, 1998, we have expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between TNT development and Oncolym(R) development. In addition to the above costs, we have expensed an aggregate of $32,004,000 for the acquisition of our TNT and VTA technologies, which were acquired during fiscal year 1995 and 1997, respectively.

         We have expended substantial funds on the research, development and clinical trials of our product candidates, including our planned Phase III clinical trial for the treatment of brain cancer and we expect to incur significant additional research and development costs in the foreseeable future until we are able to generate sufficient revenue from the sale and/or licensing of our products. Although we have sufficient cash on hand to meet our obligations on a timely basis through the next twelve (12) months, we will continue to require additional funding to sustain our research and development efforts, provide for additional clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations. Although we expect research and development expenses to increase over the foreseeable future as we fund our expanded clinical trial program and our pre-clinical and product development efforts, we have the ability to control our spending rate and development plans based on our available capital resources.

         It is extremely difficult for us to reasonably estimate any future research and development costs due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknowns and uncertainties include, but are not limited to:

         o The uncertainty of future costs associated with our pre-clinical candidates, Vasopermeation Enhancement Agents, and naked Vascular Targeting Agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development;
         o    The uncertainty of future clinical trial results;
         o The uncertainty of the number of patients to be treated in any clinical trial;
         o The uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;
         o The uncertainty of the rate at which patients are enrolled into our studies. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
         o The uncertainty of our capital resources to fund these studies beyond the next twelve months; and
         o The uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

         We will need to do additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates as all of our products are in clinical and pre-clinical development. Testing, manufacturing, commercialization, advertising, promotion, exporting and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort and financial resources, and we cannot guarantee that any approval will be granted on a timely basis, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the United States Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, we may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products, and we may not be able to obtain all necessary governmental clearances and approvals to market our products.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in our general and administrative expenses of $250,000 during the quarter ended October 31, 2001 compared to the same period in the prior year resulted primarily from a decrease in stock-based compensation expense associated with the amortization of the fair value of warrants granted in prior years which were fully amortized as of April 30, 2001. In addition, the current period decrease in expenses was supplemented by a decrease in legal fees combined with a decrease in annual shareholder meeting expenses due to a reduction in printing and distribution costs of annual meeting materials. The above decreases were offset by an increase in public relation expenses associated with our media relations program and an increase in directors and officers insurance due to the insurance market conditions.

         INTEREST AND OTHER INCOME. The decrease in our interest and other income of $124,000 during the quarter ended October 31, 2001 compared to the same period in the prior year is primarily due to a decrease in interest income as a result of lower interest rates combined with a decrease in our average cash balance on hand during the three months ended October 31, 2001 compared to the same period in the prior year.

         INTEREST EXPENSE. The decrease in our interest expense of $73,000 during the quarter ended October 31, 2001 compared to the same period in the prior year is primarily due to the lower average outstanding note payable balance during the three months ended October 31, 2001. During the prior year quarter ended October 2000, we made principal payments of $2,000,000 on a $3,300,000 note payable to Biotechnology Development Ltd. ("BTD"). BTD is a limited partnership controlled by Mr. Edward J. Legere, our President, Chief Executive Officer and a member of the Board of Directors.

         SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000

         NET LOSS. Our net loss of approximately $2,307,000 for the six months ended October 31, 2001 represents a decrease in net loss of $2,317,000 compared to a net loss of approximately $4,624,000 for the six months ended October 31, 2000. The decrease in net loss for the six months ended October 31, 2001 is due to an increase in license revenue of $2,990,000 combined with a $175,000 decrease in interest expense. These amounts were offset by an increase in total operating expenses of $651,000 and a decrease in interest and other income of $197,000.

         LICENSE REVENUE. The increase in our license revenue of $2,990,000 during the six months ended October 31, 2001 compared to the same period in the prior year resulted primarily from the recognition of a $3,000,000 up-front licensing payment received from Schering A.G. in March 1999. During June 2001, we recognized deferred license revenue of $3,000,000 when we assumed the Oncolym(R) licensing rights from Schering A.G. and met all obligations under the agreement.

         TOTAL OPERATING EXPENSES. Our total operating expenses increased $651,000 during the six months ended October 31, 2001 compared to the same period in the prior year. The increase in total operating expenses is due to an increase in research and development expenses of $1,121,000 offset by a decrease in general and administrative expenses of $470,000.

         RESEARCH AND DEVELOPMENT EXPENSES. The increase in our research and development expenses of $1,121,000 during the six months ended October 31, 2001 compared to the same period in the prior year is primarily due to an increase in clinical trial expenses associated with the expansion of our clinical trial program from two clinical trial studies in the prior year period to six clinical trial studies in the current six-month period. These clinical trial expenses were off-set by a decrease in the Oncolym(R) clinical trial expenses during the six months ended October 31, 2001, which were allocated to us from Schering A.G., our previous licensing partner for Oncolym(R). During June 2001, we assumed all Oncolym(R) rights previously licensed to Schering A.G.

         In addition to our clinical trial program, the current six-month period increase in research and development expenses was supplemented by an increase in pre-clinical development costs and patent legal fees associated with our VEA and nVTA platform technologies combined with an increase in manufacturing facility expenses as we upgrade and prepare our facility to manufacture biologics for other companies.

         The current six-month increase in research and development expenses was further supplemented by an increase in stock-based compensation expense associated with the fair value of options granted to non-employee consultants who are assisting us with the development of our platform technologies.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in our general and administrative expenses of $470,000 during the six months ended October 31, 2001 compared to the same period in the prior year resulted primarily from a decrease in stock-based compensation expense associated with the amortization of the fair value of warrants granted in prior years which were fully amortized as of April 30, 2001. In addition, the current period decrease in expenses was supplemented by a decrease in legal fees combined with a decrease in annual shareholder meeting expenses due to a reduction in printing and distribution costs of annual meeting materials. The above decreases in general and administrative expenses were offset by an increase in public relation expenses and travel expenses associated with our President and CEO's ongoing road show.

         INTEREST AND OTHER INCOME. The decrease in our interest and other income of $197,000 during the six months ended October 31, 2001 compared to the same period in the prior year is primarily due to a decrease in interest income as a result of lower interest rates combined with a decrease in our average cash balance on hand during the six months ended October 31, 2001 compared to the same period in the prior year.

         INTEREST EXPENSE. The decrease in our interest expense of $175,000 for the six months ended October 31, 2001 compared to the same period in the prior year is primarily due to a lower average outstanding note payable balance during the six months ended October 31, 2001. During the same period in the prior year, we made principal payments of $2,000,000 on a $3,300,000 note payable to Biotechnology Development Ltd. ("BTD"). BTD is a limited partnership controlled by Mr. Edward J. Legere, our President, Chief Executive Officer and a member of the Board of Directors.

         LIQUIDITY AND CAPITAL RESOURCES. As of November 30, 2001, we had $11,543,000 in cash and cash equivalents. We have financed our operations primarily through the sale of our common stock, which has been supplemented with payments received from various licensing deals. During the six months ended October 31, 2001, we received net proceeds of $5,097,000 primarily from the sale of our common stock under the Equity Line. In addition, during November 2001, we sold shares pursuant to our shelf registration statement on Form S-3, File Number 333-71086 and received proceeds of $5,750,000 under a Common Stock Purchase Agreement.

         We have experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. We expect operating expenditures related to clinical trials to increase in the future as our clinical trial activity increases and scale-up for clinical trial production and radiolabeling continues. As a result of increased activities in connection with the clinical trials for Cotara(TM) and Oncolym(R), and the development costs associated with Vasopermeation Enhancement Agents ("VEA's") and naked (non-conjugted) Vascular Targeting Agents ("nVTA's"), we expect that the monthly negative cash flow will continue. Although we expect research and development expenses to increase over the foreseeable future as we fund our expanded clinical trial program and our pre-clinical and product development efforts, we have the ability to control our spending rate and development plans based on our available capital resources. Without obtaining additional financing or entering into additional licensing arrangements for our other product candidates, we believe that we have sufficient cash on hand to meet our obligations on a timely basis for at least the next twelve months.

         We plan to obtain the necessary financing through one or more methods through either equity or debt financing and through negotiating additional licensing or collaboration agreements for our platform technologies. We currently have the ability to raise additional capital through the issuance of equity under our shelf registration statement, File Number 333-71086. Under our shelf registration statement, we have the ability to issue up to 4,050,000 additional common shares, which have been registered on Form S-3. There can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

         The development of our conjugated Vascular Targeting Agent ("VTA") technology will be funded primarily by Oxigene, Inc. under a joint venture agreement we entered into during May 2000, whereby Oxigene, Inc. will be funding up to $20,000,000 in development costs. From inception of the agreement through October 31, 2001, Oxigene, Inc. has funded approximately $1,665,000 in development expenses under the joint venture.

         COMMITMENTS. At October 31, 2001, we had no material capital commitments, although we have significant obligations which are contingent on clinical trial development milestones.


                           RISK FACTORS OF OUR COMPANY

         The biotechnology industry includes many risks and challenges. Our challenges may include, but are not limited to: uncertainties associated with completing pre-clinical and clinical trials for our technologies; the significant costs to develop our products as all of our products are currently in development, pre-clinical studies or clinical trials and no revenue has been generated from commercial product sales; obtaining additional financing to support our operations and the development of our products; obtaining regulatory approval for our technologies; complying with governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs and general economic conditions. A more detail discussion regarding our industry and business risk factors can be found in the Company's Annual Report on Form 10-K for the year ended April 30, 2001, as filed with the Securities and Exchange Commission on July 27, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at October 31, 2001, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of our interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.


                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS. None.
-------  ------------------

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------   ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period of August 1, 2001 through October 31, 2001 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         During October 31, 2001, the Company issued 19,287 shares of common stock to one institutional investor upon the cashless exercise of 39,453 warrants under the Equity Line.

         On various dates during the quarter ended October 31, 2001, the Company issued an aggregate of 2,446,612 shares of the Company's common stock to the two institutional investors and the placement agent under the Equity Line, for an aggregate purchase price of $2,526,000, pursuant to an Equity Line draw and also issued warrants to the two institutional investors and placement agent to purchase up to 355,868 shares of common stock, which warrants are immediately exercisable on a cashless basis only and expire through December 31, 2005.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. None.
-------  --------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------


         We held our annual meeting of stockholders' on October 24, 2001. The directors elected at the meeting were Carlton M. Johnson, Edward J. Legere, Eric
S. Swartz, and Clive R. Taylor, M.D. Ph.D. The following represents matters voted upon and the results of the voting:

                                                                                AGAINST OR
                                                                  FOR             WITHHELD
                                                            ----------------    -----------
     1)     Election of Directors:
              Carlton M. Johnson                              88,430,671          555,895
              Edward J. Legere                                88,446,966          539,600
              Eric S. Swartz                                  88,403,297          583,269
              Clive R. Taylor, M.D., Ph.D.                    88,452,228          534,338

     2)     To ratify the appointment of Ernst
            & Young LLP as independent auditors
            of the Company for the fiscal year
            ending April 30, 2002.
                                                              88,632,248          354,318


ITEM 5.  OTHER INFORMATION. None.
-------  ------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

         (a)      Exhibits: None.

         (b)      Reports on Form 8-K: None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PEREGRINE PHARMACEUTICALS, INC.



                                 By: /s/ Edward J. Legere
                                 -----------------------------------------------
                                 Edward J. Legere
                                 President & Chief Executive Officer
                                 and Director


                                 /s/ Paul J. Lytle
                                 -----------------------------------------------
                                 Paul J. Lytle
                                 Vice President,
                                 Finance & Accounting
                                 (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)