Form 10-Q
period 2002-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2002-03-15
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

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

                       109,970,492 shares of Common Stock
                               as of March 1, 2002

                         PEREGRINE PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 2002

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO PEREGRINE PHARMACEUTICALS, INC. (FORMERLY KNOWN AS TECHNICLONE CORPORATION) AND ITS WHOLLY-OWNED SUBSIDIARIES AVID BIOSERVICES, INC. AND VASCULAR TARGETING TECHNOLOGIES, INC.

                          PART I FINANCIAL INFORMATION
                                                                              PAGE

Item 1.   Financial Statements..................................................1
          Consolidated Balance Sheets at January 31, 2002 and April 30, 2001....1
          Consolidated Statements of Operations for the three and nine months ended January 31, 2002 and 2001.............................3
          Consolidated Statement of Stockholders' Equity for the nine months ended January 31, 2002......................................4
          Consolidated Statements of Cash Flows for the nine months ended
             January 31, 2002 and 2001..........................................5
          Notes to Consolidated Financial Statements............................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................12

          Company Overview.....................................................12

          Risk Factors of Our Company..........................................18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........18

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings....................................................18

Item 2.   Changes in Securities and Use of Proceeds............................18

Item 3.   Defaults Upon Senior Securities......................................19

Item 4.   Submission of Matters to a Vote of Security Holders..................19

Item 5.   Other Information....................................................19

Item 6.   Exhibits and Reports on Form 8-K.....................................19


                          PART I FINANCIAL INFORMATION
                          ----------------------------


ITEM 1. FINANCIAL STATEMENTS


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2002 AND APRIL 30, 2001
---------------------------------------------------------------------------------------------

                                                                 JANUARY 31,      APRIL 30,
                                                                    2002            2001
                                                                -------------   -------------
                                                                  UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $ 11,129,000    $  6,327,000
Other receivables, net of allowance of $54,000 (January)
 and $54,000 (April)                                                  17,000          46,000
Prepaid expenses and other current assets                            519,000         264,000
                                                                -------------   -------------

         Total current assets                                     11,665,000       6,637,000

PROPERTY:
Leasehold improvements                                               235,000         208,000
Laboratory equipment                                               1,811,000       1,818,000
Furniture, fixtures and computer equipment                           680,000         704,000
                                                                -------------   -------------

                                                                   2,726,000       2,730,000
Less accumulated depreciation and amortization                    (1,843,000)     (1,613,000)
                                                                -------------   -------------

         Property, net                                               883,000       1,117,000

OTHER ASSETS:
Note receivable, net of allowance of $1,719,000 (January) and
    $1,759,000 (April)                                                    --              --
Other, net                                                           130,000         146,000
                                                                -------------   -------------

         Total other assets                                          130,000         146,000
                                                                -------------   -------------

TOTAL ASSETS                                                    $ 12,678,000    $  7,900,000
                                                                =============   =============

                 See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2002 AND APRIL 30, 2001 (CONTINUED)
----------------------------------------------------------------------------------------------

                                                                JANUARY 31,       APRIL 30,
                                                                   2002              2001
                                                               --------------   --------------
                                                                 UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                               $     747,000    $     675,000
Accrued clinical trial site fees                                     474,000          268,000
Notes payable, current portion                                         6,000           86,000
Other current liabilities                                            884,000          662,000
Deferred license revenue                                             146,000        3,500,000
                                                               --------------   --------------

         Total current liabilities                                 2,257,000        5,191,000

NOTES PAYABLE                                                             --            2,000
DEFERRED LICENSE REVENUE                                                  --           21,000
COMMITMENTS AND CONTINGENCIES                                             --               --


STOCKHOLDERS' EQUITY:
Common stock-$.001 par value; authorized 150,000,000 shares;
  outstanding - 109,970,492 (January); 97,288,934 (April)            110,000           97,000
Additional paid-in capital                                       134,012,000      120,253,000
Deferred stock compensation                                         (955,000)        (935,000)
Accumulated deficit                                             (122,746,000)    (116,729,000)
                                                               --------------   --------------

         Total stockholders' equity                               10,421,000        2,686,000
                                                               --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  12,678,000    $   7,900,000
                                                               ==============   ==============

                  See accompanying notes to consolidated financial statements.

                                               2

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2002 AND 2001 (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                -------------------------------   -------------------------------
                                   JANUARY 31,      JANUARY 31,    JANUARY 31,       JANUARY 31,
                                     2002             2001           2002              2001
                                --------------   --------------   --------------   --------------
LICENSE REVENUE                 $     125,000    $     156,000    $   3,375,000    $     416,000

OPERATING EXPENSES:
Research and development            3,170,000        2,085,000        7,985,000        5,778,000
General and administrative            746,000          825,000        1,703,000        2,252,000
                                --------------   --------------   --------------   --------------

     Total operating expenses       3,916,000        2,910,000        9,688,000        8,030,000
                                --------------   --------------   --------------   --------------

LOSS FROM OPERATIONS               (3,791,000)      (2,754,000)      (6,313,000)      (7,614,000)
                                --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE):
Interest and other income              82,000          147,000          299,000          560,000
Interest expense                       (1,000)         (41,000)          (3,000)        (218,000)
                                --------------   --------------   --------------   --------------

NET LOSS                        $  (3,710,000)   $  (2,648,000)   $  (6,017,000)   $  (7,272,000)
                                ==============   ==============   ==============   ==============

WEIGHTED AVERAGE
   SHARES OUTSTANDING:
     Basic and Diluted            107,750,771       96,320,984      102,743,776       94,795,668
                                ==============   ==============   ==============   ==============

BASIC AND DILUTED LOSS
   PER COMMON SHARE             $       (0.03)   $       (0.03)   $       (0.06)   $       (0.08)
                                ==============   ==============   ==============   ==============





                   See accompanying notes to consolidated financial statements.

                                                 3


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    ADDITIONAL       DEFERRED                             TOTAL
                                             COMMON STOCK            PAID-IN          STOCK          ACCUMULATED      STOCKHOLDERS'
                                         SHARES        AMOUNT        CAPITAL       COMPENSATION        DEFICIT           EQUITY
                                     --------------  ------------  --------------  --------------   --------------   --------------
BALANCES - May 1, 2001                  97,288,934   $    97,000   $ 120,253,000   $    (935,000)   $(116,729,000)   $   2,686,000

Common stock issued upon exercise
  of options and warrants                  387,843            --         180,000              --               --          180,000

Common stock issued for cash
  under Equity Line                      5,039,203         6,000       5,031,000              --               --        5,037,000

Common stock issued upon exercise
  of warrants under Equity Line             79,512            --              --              --               --               --

Common stock issued for cash under
  Common Stock Purchase Agreements       7,100,000         7,000       7,860,000              --               --        7,867,000

Common stock issued upon exercise
  of warrants under Common Stock
  Purchase Agreements                       75,000            --          75,000              --               --           75,000

Deferred stock compensation                     --            --         613,000        (613,000)              --               --

Stock-based compensation                        --            --              --         593,000               --          593,000

Net loss                                        --            --              --              --       (6,017,000)      (6,017,000)
                                     --------------  ------------  --------------  --------------   --------------   --------------

BALANCES - January 31, 2002            109,970,492   $   110,000   $ 134,012,000   $    (955,000)   $(122,746,000)   $  10,421,000
                                     ==============  ============  ==============  ==============   ==============   ==============



                                    See accompanying notes to consolidated financial statements.

                                                                 4

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2002 AND 2001 (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                                      NINE MONTHS ENDED JANUARY 31,
                                                                          2002            2001
                                                                      -------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $ (6,017,000)   $ (7,272,000)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization and gain or loss on disposal and
       sale of property, net                                               316,000         278,000
     Stock-based compensation                                              593,000         980,000
      Amortization of clinical trial services prepaid in stock                  --       1,117,000
 Changes in operating assets and liabilities:
   Other  receivables                                                       29,000        (208,000)
   Prepaid expenses and other current assets                              (235,000)       (993,000)
   Accounts payable                                                         72,000         202,000
   Deferred license revenue                                             (3,375,000)        583,000
   Accrued clinical trial site fees                                        206,000         188,000
   Other accrued expenses and current liabilities                          222,000        (250,000)
                                                                      -------------   -------------

          Net cash used in operating activities                         (8,189,000)     (5,375,000)

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Property acquisitions                                                    (149,000)       (206,000)
 Proceeds from sale of property                                             67,000              --
 Transfer funds to restricted cash                                              --        (250,000)
 (Increase) decrease in other assets                                        (4,000)         20,000
                                                                      -------------   -------------

          Net cash used in investing activities                            (86,000)       (436,000)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                 13,159,000      12,114,000
 Principal payments on notes payable                                       (82,000)     (2,082,000)
                                                                      -------------   -------------

          Net cash provided by financing activities                     13,077,000      10,032,000
                                                                      -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             $  4,802,000    $  4,221,000

CASH AND CASH EQUIVALENTS, beginning of period                           6,327,000       4,131,000
                                                                      -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                              $ 11,129,000    $  8,352,000
                                                                      =============   =============

SUPPLEMENTAL INFORMATION:
Interest paid                                                         $      3,000    $    370,000
                                                                      =============   =============

                    See accompanying notes to consolidated financial statements.

                                                 5

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (the "Company") and its wholly-owned subsidiaries, Avid Bioservices, Inc. and Vascular Targeting Technologies, Inc. All intercompany balances and transactions have been eliminated.

         At January 31, 2002, the Company had $11,129,000 in cash and cash equivalents. The Company has expended substantial funds on the development of product candidates and for clinical trials and has incurred negative cash flows from operations since inception. Although the Company has sufficient cash on hand to meet its obligations on a timely basis through the first quarter of its fiscal year ending April 30, 2003, the Company expects negative cash flows from operations to continue until the Company is able to generate sufficient revenue from its contract manufacturing services provided by its wholly-owned subsidiary, Avid Bioservices, Inc., and/or from the sale and/or licensing of its products under development.

         The Company expects that Avid Bioservices, Inc. will commence generating revenues during the ensuing quarter and will continue to generate revenues for the foreseeable future. While we anticipate that such revenues will lower our quarterly negative cash flows used in operations, thereby reducing the amount of capital the Company will need to raise from alternative sources, the Company expects that it will continue to need to raise additional capital to provide for current and future clinical trials including its planned Phase III clinical trial for treatment of brain cancer, enhance its contract manufacturing and product commercialization capabilities, and to sustain its research and development efforts.

         The Company plans to obtain required financing through one or more methods including, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with other companies. The Company currently has the ability to offer and sell up to 2,900,000 shares of common stock which have been registered and remain available for future financing's under its shelf registration statement on Form S-3, File Number 333-71086.

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at January 31, 2002, and the consolidated results of its operations and its consolidated cash flows for the nine months ended January 31, 2002 and 2001. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities Exchange Act of 1934. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001, which was filed with the Securities and Exchange Commission on July 27, 2001. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         FORMATION OF AVID BIOSERVICES, INC. During January 2002, the Company announced the formation of Avid Bioservices, Inc. ("Avid"), a Delaware corporation, for the purposes of providing contract services for biopharmaceutical and biotechnology businesses, including the manufacture of biologics under current Good Manufacturing Practices, cell culture, process development, and testing of biologics. Avid did not generate any income from its inception to January 31, 2002, and represents less than 10% of the assets shown in our consolidated financial statements.

         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

         REVENUE RECOGNITION. Revenues related to licensing agreements (Note 3) are recognized when cash has been received and all obligations of the Company have been met, which is generally upon the transfer of the technology license or other rights to the licensee. Up-front fees from license agreements are generally recognized over the estimated term of the agreement.

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

         BASIC AND DILUTIVE NET LOSS PER COMMON SHARE. Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share". Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of options and warrants. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. Stock options and warrants to purchase up to 21,116,000 and 16,816,000 shares of the Company's common stock were outstanding at January 31, 2002 and 2001, respectively. Stock options and warrants outstanding were not included in the computation of diluted loss per common share because their effect was antidulitive as the Company incurred losses in all periods presented.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

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

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), BUSINESS COMBINATIONS and No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards will generally be effective for the Company beginning May 1, 2002 and for purchase business combinations consummated after June 30, 2001. The Company believes that adopting SFAS No. 141 and SFAS No. 142 will not have a material impact on its consolidated financial position and results of operations.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

2.       NOTE RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company is in default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five
(5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, the Company did not have sufficient cash on hand to meet its obligations on a timely basis and was operating at significantly reduced levels. In addition, at that time, if the Company could not raise additional cash by December 31, 1999, the Company would have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. The Company reduces the reserve as payments are received and records the reduction as Interest and other income in the accompanying consolidated statement of operations. Due to the uncertainty of the Company's capital resources beyond the next seven (7) months and its ability to pay its lease obligation beyond the next seven (7) months, the carrying value of the note receivable approximates its fair value at January 31, 2002. The Company has received all payments through February 2002. The following represents a rollforward of the allowance of the Company's note receivable for the nine months ended January 31, 2002:

         Allowance for note receivable, May 1, 2001             $    1,813,000
         Principal payments received                                   (40,000)
                                                                ---------------

         Allowance for note receivable, January 31, 2002        $    1,773,000
                                                                ===============

3.       LICENSING

         During September 1995, the Company entered into an agreement with Cancer Therapeutics, Inc. whereby the Company granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People's Republic of China for a period of 10 years, subject to the major pharmaceutical company obtaining product approval within 36 months. In exchange for this right, the major pharmaceutical company would be required to fund not less than $3,000,000 for research and development expenses of Cancer Therapeutics related to Tumor Necrosis Therapy ("TNT") and the Company would retain exclusive rights to all research, product development and data outside of the People's Republic of China. The technology was then sublicensed to Shanghai Brilliance Pharmaceuticals, Inc. ("Brilliance"). In addition, the Company is entitled to receive 50% of all revenues received by Cancer Therapeutics with respect to its sublicensing of TNT to Brilliance. Cancer Therapeutics has the right to 20% of the distributed profits from Brilliance. During March 2001, the Company extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. Dr. Clive Taylor, a member of the Company's Board of Directors, owns 26% of Cancer Therapeutics and is an officer and director of Cancer Therapeutics. Dr. Taylor has abstained from voting at meetings of the Company's board of directors on any matters relating to Cancer Therapeutics or Brilliance. Through January 31, 2002, Cancer Therapeutics has not derived any revenues from its agreement with Brilliance.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

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

         During January 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, THE COMPANY'S OWN STOCK which reached a consensus on the application of EITF No. 96-13. In accordance with EITF No. 00-19, the Equity Line contract remains recorded as permanent equity and recorded at fair value as of the date of the transaction. EITF No. 00-19 is effective for all transactions entered into after September 20, 2000. As of January 31, 2002, EITF No. 00-19 had no impact on the Company's consolidated financial position and results of operations.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         During the nine months ended January 31, 2002, the Company received gross proceeds of $5,526,000, in exchange for 4,581,094 shares of common stock and warrants to purchase up to 687,161 shares of common stock, issued to two institutional investors under the Equity Line. In connection with the Equity Line draws during the nine months ended January 31, 2002, the Company (i) issued 458,109 shares of common stock, (ii) issued warrants to purchase up to 45,809 shares of common stock, and (iii) paid cash commissions of $387,000, to Dunwoody Brokerage Services, Inc., as placement agent fees. Mr. Eric Swartz, a member of the Board of Directors, maintains a contractual right to 50% of the placement agent fees paid under the Equity Line. The Equity Line was consummated in June 1998 when Mr. Swartz had no Board affiliation with the Company.

         In addition, during the nine months ended January 31, 2002, 216,435 warrants issued under the Equity Line were exercised on a cashless basis in exchange for 79,512 shares of the Company's common stock.

         On November 14, 2001, the Company's shelf registration statement on Form S-3, File Number 333-71086 (the "Shelf") was declared effective by the Securities and Exchange Commission, allowing the Company to issue, from time to time, in one or more offerings, (i) up to 10,000,000 shares of its common stock, and (ii) warrants to purchase up to 2,000,000 shares of its common stock. The common stock and warrants may be offered and sold separately or together in one or more series of issuances.

         Under the Shelf, during November 2001, the Company received $5,750,000 under a Common Stock Purchase Agreement in exchange for 5,750,000 shares of its common stock and warrants to purchase up to 1,725,000 shares of common stock at an exercise price of $1.00 per share. The warrants can be exercised on a cash basis only. Mr. Eric Swartz, a Director of the Company, invested $500,000 of the total amount in exchange for 500,000 shares of the Company's common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $1.00. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the number of shares issued to certain of the investors, or 200,000 shares.

         Under the same Shelf, during January 2002, the Company received $2,200,000 under a Common Stock Purchase Agreement in exchange for 1,100,000 shares of its common stock and warrants to purchase up to 275,000 shares of common stock at an exercise price of $2.00 per share. The warrants can be exercised on a cash basis only. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the number of shares issued to certain of the investors, or 50,000 shares.

         The offer and sale of up to 2,900,000 shares of common stock has been registered and remain available for future financings under the Shelf.

5.       SUBSEQUENT EVENTS

         During February 2002, the Company entered into a Plan and Agreement of Liquidation with Oxigene, Inc. ("Oxigene") to dissolve the Arcus Therapeutics, LLC joint venture. Under the terms of the Plan and Agreement of Liquidation, the Company paid Oxigene $2,000,000 in cash. In exchange, the Company has reacquired full rights and interest to the vascular targeting platform it contributed to the joint venture, as well as any new discoveries to its contributed technology. Oxigene reacquired full rights and interest to its vascular targeting technology it contributed including any new discoveries. The joint venture will be dissolved once all technology has been distributed to its respective owners.

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

         The following discussion is included to describe our financial position and results of operations for the three and nine months ended January 31, 2002 compared to the same periods in the prior fiscal year. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion. In addition, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in our Annual Report on Form 10-K for the year ended April 30, 2001, which was filed with the Securities and Exchange Commission on July 27, 2001. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

         COMPANY OVERVIEW. Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biopharmaceutical company engaged in the development and commercialization of cancer therapeutics and cancer diagnostics through a series of patented technologies.

         Our main focus is on the development of our collateral targeting agent technologies. Collateral targeting agents typically use antibodies that bind to or target components found in or on tumors. An antibody is a molecule that humans and animals create in response to disease. In pre-clinical and/or clinical studies, these collateral targeting antibodies are capable of targeting and delivering therapeutic killing agents that kill cancerous tumor cells. We currently have exclusive rights to over 40 issued U.S. and foreign patents protecting various aspects of our technology and have additional pending patent applications that we believe will further strengthen our patent position. Our three collateral targeting technologies are known as Tumor Necrosis Therapy ("TNT"), Vascular Targeting Agents ("VTA's") and Vasopermeation Enhancement Agents ("VEA's"), and are discussed in greater detail in our Form 10-K for the year ended April 30, 2001, which was filed with the Securities and Exchange Commission on July 27, 2001.

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

         In January 2002, we announced the formation of our wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid"), for the purpose of providing contract manufacturing services for biopharmaeutical and biotechnology businesses, including the manufacture of biologics under current Good Manufacturing Practices, cell culture, process development, and testing of biologics. Avid's manufacturing facility is located in Tustin, California, adjacent to our offices.

RESULTS OF OPERATIONS.

         THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

         NET LOSS. Our reported net loss of $3,710,000 for the quarter ended January 31, 2002 represents an increase in net loss of $1,062,000 compared to a net loss of $2,648,000 for the quarter ended January 31, 2001. The increase in net loss for the quarter ended January 31, 2002 is due to a decrease in license revenue of $31,000 combined with a $1,006,000 increase in total operating expenses and a $65,000 decrease in interest and other income. These amounts were offset by a $40,000 decrease in interest expense.

         TOTAL OPERATING EXPENSES. The current quarter increase in our total operating expenses of $1,006,000 is due to an increase in research and development expenses of $1,085,000 offset by a decrease in general and administrative expenses of $79,000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include internal salary expenses, contracted clinical trial fees, building lease and facility expenses, contract research expenses, sponsored research expenses paid to two universities, material and supplies for the research and manufacturing laboratories, patent legal fees, stock-based compensation expense, utilities and other general research costs. The current quarter increase in research and development expenses of $1,085,000 is primarily due to an increase in the following expenses:

         i) CLINICAL TRIAL PROGRAM EXPENSES. We are currently supporting six clinical trial studies and have a planned Phase III clinical trial compared with two clinical studies in the same period of the prior year. Our current clinical trial program is as follows:


                               DEVELOPMENT STATUS (TRIAL START DATE)                          CANCER INDICATION
             ---------------------------------------------------------------------------------------------------------
             1.  U.S. multi-center Phase II trial using intratumoral administration of    Malignant Glioma (Brain
                   Cotara(TM)(December 1998).                                             Cancer)
             2.  Phase I trial using intravenous administration of Cotara(TM)(October     Colorectal Cancer
                   2000).
             3.  Phase I trial using intravenous administration of Cotara(TM)(April       Soft Tissue Sarcoma
                   2001).
             4.  Phase I trial using intravenous administration Cotara(TM)(April 2001).   Pancreatic or Biliary Cancer
             5.  Phase I Study of Cotara(TM)after Radiofrequency Ablation of Hepatic      Liver or Hepatic Cancer
                   Cancer (April 2001)
             6.  Phase I Study of Oncolym(R)for the treatment of previously treated       non-Hodgkin's Lymphoma
                   diffuse large B-cell lymphoma (June 2001)

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

         ii) PRE-CLINICAL DEVELOPMENT EXPENSES. In addition to our expanded clinical trial program, we have incurred an increase in expenses associated with our pre-clinical development of our two other platform technologies: Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"). We have increased our sponsored research funding with the University of Southern California and the University of Texas Southwestern Medical Center for the development of our VEA and VTA technologies compared to the same period in the prior year. Also, we have incurred increased expenses associated with patent legal fees primarily related to our VTA platform technology.

         iii) CONTRACT MANUFACTURING OF BIOLOGICS EXPENSES. Moreover, we have incurred an increase in manufacturing expenses compared to the same period in the prior year as we are increasing our supply of Cotara(TM) for the planned Phase III clinical trial for the treatment of brain cancer in addition to preparing our facility for manufacturing biologics for other companies.

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

         The following represents the expenses we have incurred by each major research and development ("R&D") project.

                                             R&D EXPENSES-        R&D EXPENSES-
                                             QUARTER ENDED       MAY 1, 1998 TO
                    R&D PROJECT             JANUARY 31, 2002    JANUARY 31, 2002
        --------------------------------    ----------------    ----------------
        TNT development (Cotara(TM))          $ 1,970,000        $  16,238,000
        VEA development                           350,000            2,041,000
        VTA development                           468,000            2,502,000
        Oncolym(R)development                     382,000           12,548,000

                                            ----------------    ----------------
        Total R&D expenses                    $ 3,170,000        $  33,329,000
                                            ================    ================

         From inception of the Company through April 30, 1998, we have expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between TNT development and Oncolym(R) development. In addition to the above costs, we have expensed an aggregate of $32,004,000 for the acquisition of our TNT and VTA technologies, which were acquired during fiscal years 1995 and 1997, respectively.

         We have expended substantial funds on the research, development and clinical trials of our product candidates, including our planned Phase III clinical trial for the treatment of brain cancer, and we expect to incur significant additional research and development costs in the foreseeable future. Although we have sufficient cash on hand to meet our obligations on a timely basis through the first quarter of our fiscal year ending April 30, 2003, we will continue to require additional funding to sustain our research and development efforts, provide for additional clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations, until we are able to generate sufficient revenue from our contract manufacturing services provided by Avid Bioservices, and/or through the sale and/or licensing of our products. Although we expect research and development expenses to increase over the foreseeable future as we fund our expanded clinical trial program and our pre-clinical and product development efforts, we have the ability to control our spending rate and development plans based on our available capital resources.

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

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in our general and administrative expenses of $79,000 during the quarter ended January 31, 2002 compared to the same period in the prior year resulted primarily from a decrease in stock-based compensation expense associated with the amortization of the fair value of warrants granted in prior years which were fully amortized as of April 30, 2001. In addition, the current period decrease in expenses was supplemented by a decrease in severance expense due to a prior year non-recurring expense of $250,000 regarding a global settlement with a former officer of the Company. The above decreases were offset by an increase in salary and facility expenses associated with the formation of our subsidiary, Avid Bioservices, Inc., combined with an increase in other general expenses.

         INTEREST AND OTHER INCOME. The decrease in our interest and other income of $65,000 during the quarter ended January 31, 2002 compared to the same period in the prior year is primarily due to a decrease in interest income as a result of lower prevailing interest rates during the three months ended January 31, 2002 compared to the same period in the prior year.

         INTEREST EXPENSE. The decrease in our interest expense of $40,000 during the quarter ended January 31, 2002 compared to the same period in the prior year is primarily due to the lower average outstanding note payable balance during the three months ended January 31, 2002.

         NINE MONTHS ENDED JANUARY 31, 2002 AND 2001

         NET LOSS. Our net loss of approximately $6,017,000 for the nine months ended January 31, 2002 represents a decrease in net loss of $1,255,000 compared to a net loss of approximately $7,272,000 for the nine months ended January 31, 2001. The decrease in net loss for the nine months ended January 31, 2002 is due to an increase in license revenue of $2,959,000 combined with a $215,000 decrease in interest expense. These amounts were offset by an increase in total operating expenses of $1,658,000 and a decrease in interest and other income of $261,000.

         LICENSE REVENUE. The increase in our license revenue of $2,959,000 during the nine months ended January 31, 2002 compared to the same period in the prior year resulted primarily from the recognition of a $3,000,000 up-front licensing payment received from Schering A.G. in March 1999. During June 2001, we recognized deferred license revenue of $3,000,000 when we assumed the Oncolym(R) licensing rights from Schering A.G. and met all obligations under the agreement.

         TOTAL OPERATING EXPENSES. Our total operating expenses increased $1,658,000 during the nine months ended January 31, 2002 compared to the same period in the prior year. The increase in total operating expenses is due to an increase in research and development expenses of $2,207,000 offset by a decrease in general and administrative expenses of $549,000.

         RESEARCH AND DEVELOPMENT EXPENSES. The increase in our research and development expenses of $2,207,000 during the nine months ended January 31, 2002 compared to the same period in the prior year is primarily due to an increase in clinical trial expenses associated with the expansion of our clinical trial program from two clinical trial studies in the prior year period to six clinical trial studies in the current nine-month period combined with planning and start-up costs associated with a planned Phase III clinical trial using Cotara(TM) for the treatment of brain cancer. These clinical trial expenses were off-set by a decrease in the Oncolym(R) clinical trial expenses during the nine months ended January 31, 2002, which were allocated to us from Schering A.G., our previous licensing partner for Oncolym(R). During June 2001, we assumed all Oncolym(R) rights previously licensed to Schering A.G.

         In addition to our clinical trial program, the current nine-month period increase in research and development expenses was supplemented by an increase in pre-clinical development costs and patent legal fees associated with our VEA and VTA platform technologies combined with an increase in manufacturing facility expenses as we upgrade and prepare our facility to manufacture biologics for other companies.

         The current nine-month increase in research and development expenses was further supplemented by an increase in salary expenses primarily due to the formation of our subsidiary, Avid Bioservices, Inc., combined with an increase in stock-based compensation expense associated with the fair value of options granted to non-employee consultants who are assisting us with the development of our platform technologies.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in our general and administrative expenses of $549,000 during the nine months ended January 31, 2002 compared to the same period in the prior year resulted primarily from a decrease in stock-based compensation expense associated with the amortization of the fair value of warrants granted in prior years which were fully amortized as of April 30, 2001. In addition, the current period decrease in expenses was supplemented by a decrease in legal fees, annual shareholder meeting expenses and severance expenses. The above decreases in general and administrative expenses were offset by an increase in salary and facility expenses associated with the formation of our subsidiary, Avid Bioservices, Inc., combined with an increase in public relation expenses associated with our media and public relations programs.

         INTEREST AND OTHER INCOME. The decrease in our interest and other income of $261,000 during the nine months ended January 31, 2002 compared to the same period in the prior year is primarily due to a decrease in interest income as a result of lower prevailing interest rates combined with a decrease in our average cash balance on hand during the nine months ended January 31, 2002 compared to the same period in the prior year.

         INTEREST EXPENSE. The decrease in our interest expense of $215,000 for the nine months ended January 31, 2002 compared to the same period in the prior year is primarily due to a lower average outstanding note payable balance during the nine months ended January 31, 2002. During the same period in the prior year, we made principal payments of $2,000,000 on a $3,300,000 note payable to Biotechnology Development Ltd. ("BTD"). BTD is a limited partnership controlled by Mr. Edward J. Legere, our President, Chief Executive Officer and a member of the Board of Directors.

         LIQUIDITY AND CAPITAL RESOURCES. As of January 31, 2002, we had $11,129,000 in cash and cash equivalents. We have financed our operations primarily through the sale of our common stock, which has been supplemented with payments received from various licensing collaborations. During the nine months ended January 31, 2002, we received net proceeds of $5,037,000 from the sale of our common stock under the Equity Line. In addition, during the nine months ended January 31, 2002, we sold shares pursuant to our shelf registration statement on Form S-3, File Number 333-71086 and received net proceeds of $7,942,000 under two separate Common Stock Purchase Agreements.

         During February 2002, the Company paid $2,000,000 in cash to Oxigene, Inc. under the terms of a Plan and Agreement of Liquidation to dissolve the Arcus Therapeutics, LLC joint venture, as further discussed in Note 5 to the consolidated financial statements.

         We have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, until we are able to generate sufficient revenues from our contract manufacturing services provided by our subsidiary Avid Bioservices, Inc and/or from the sale and/or licensing of our products under development. We expect Avid Bioservices, Inc. to commence generating revenues during the quarter ending April 30, 2002 and to continue to generate revenues for the foreseeable future. While we anticipate that Avid will generate positive cash flows, we expect our monthly negative cash flow to continue for the foreseeable future, due to our anticipated increased activities in connection with our clinical trials for Cotara(TM) and Oncolym(R), and our anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"). Although we expect research and development expenses to increase over the foreseeable future as we fund our expanded clinical trial program and our pre-clinical and product development efforts, we have the ability to control our spending rate and development plans based on our available capital resources. Without obtaining additional financing or entering into additional licensing arrangements for our other product candidates, we believe that we have sufficient cash on hand to meet our obligations on a timely basis through the first quarter of our fiscal year ending April 30, 2003.

         We plan to obtain the necessary financing through one or more methods through either equity or debt financing and through negotiating additional licensing or collaboration agreements for our platform technologies. We currently have the ability to raise additional capital through the issuance of equity under our shelf registration statement, File Number 333-71086. Under our shelf registration statement, we have the ability to issue up to 2,900,000 additional common shares, the offer and sale of which have been registered on Form S-3. There can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

         COMMITMENTS. At January 31, 2002, we had no material capital commitments, although we have significant obligations which are contingent on clinical trial development milestones.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at January 31, 2002, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of our interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.


                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS. None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The following is a summary of transactions by the Company during the quarterly period of November 1, 2001 through January 31, 2002 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         On various dates during the quarter ended January 31, 2002, the Company issued 35,833 shares of common stock to one institutional investor upon the cashless exercise of 111,326 warrants under the Equity Line.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.  OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits: None.

                  (b) Reports on Form 8-K:

                           On November 19, 2001, the Company filed with the Commission a current report on Form 8-K, reporting that the Company received $5,750,000 from six institutional investors under a Common Stock Purchase Agreement in exchange for 5,750,000 shares of its common stock and warrants to purchase up to 1,725,000 shares of common stock at an exercise price of $1.00 per share.

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