Form 10-K
period 2002-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2002-08-13
CIK 704562

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED APRIL 30, 2002

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-17085
                         ------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $79,708,000 as of August 5, 2002, based upon a closing price of $0.76 per share. Excludes 5,396,503 shares of common stock held by executive officers, directors, and shareholders whose ownership exceeds 5% of the common stock outstanding as of August 5, 2002.

         As of August 5, 2002, there were 110,275,209 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 2002 Annual Shareholders' Meeting.

================================================================================

                         PEREGRINE PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2002


                                TABLE OF CONTENTS


                                     PART I
Item  1.          Business                                                     3
Item  2.          Properties                                                  31
Item  3.          Legal Proceedings                                           31
Item  4.          Submission of Matters to a Vote of Security Holders         31

                                     PART II
Item  5.          Market for Registrant's Common Equity and Related
                    Stockholders' Matters                                     32
Item  6.          Selected Financial Data                                     33
Item  7.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             34
Item  7A.         Quantitative and Qualitative Disclosures
                    About Market Risk                                         41
Item  8.          Financial Statements and Supplementary Data                 41
Item  9.          Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosures                   42

                                    PART III
Item 10.          Directors and Executive Officers of the Registrant          42
Item 11.          Executive Compensation                                      42
Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                            42
Item 13.          Certain Relationships and Related Transactions              42

                                     PART IV
Item 14.          Exhibits, Consolidated Financial Statement
                    Schedules, and Reports on Form 8-K                        43

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         Except for historical information contained herein, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-K, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. When used in this Form 10-K, the words "may," "should," "plans," "believe," "anticipate," "estimate," "expect," their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Risk Factors and Forward-Looking Statements" beginning on page 25.


                                COMPANY OVERVIEW
                                ----------------

         Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biopharmaceutical company primarily engaged in the research, development, manufacture and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. During January 2002, the Company formed a wholly-owned subsidiary, Avid Bioservices, Inc., to provide an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices ("cGMP"). Certain technical terms used in the following description of our business are defined in a glossary of terms set forth on page 22.

         As used in this Form 10-K, the terms "we", "us", "our", "Company" and "Peregrine" refers to Peregrine Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Avid Bioservices, Inc. and Vascular Targeting Technologies, Inc.

         Peregrine's main focus is on the development of its collateral targeting antibody-based technologies ("Collateral Targeting Agents"). Collateral Targeting Agents bind to or target stable structures found in most solid tumors, such as structures found in the necrotic core of the tumor or markers found specifically on tumor blood vessels. By attaching to these collateral targets, Collateral Targeting Agents circumvent many of the problems that have been experienced with technologies that target the surface of the cancer cell itself. The key benefits of Collateral Targeting Agents is that (i) a single agent can be used to treat a variety of cancer types, (ii) they circumvent drug resistance, (iii) the antigens do not modulate, and (iv) each targeting agent can be used to deliver a variety of different therapeutic and diagnostic compounds to the tumor site. In pre-clinical and/or clinical studies, these antibodies have demonstrated that they are capable of targeting and delivering a variety of different therapeutic agents capable of killing tumor cells resulting in major tumor regressions. Peregrine currently has exclusive rights to over 50 issued U.S. and foreign patents protecting various aspects of its technology and has additional pending patent applications that it believes will further strengthen its position in the Collateral Targeting Agent field.

         Our mission is to improve the quality of life of people suffering from cancer and to increase shareholder value by rapidly commercializing our platform technologies through in-house development, joint ventures, strategic alliances and licensing arrangements. Our objective is to focus our resources on the development of human clinical data on our various therapeutic compounds. With this data, we can seek regulatory approval for these compounds, further develop the technology through strategic partnership arrangements or out-license the technology to other pharmaceutical or biotechnology companies.

         The following chart summarizes the development status of the Company's Collateral Targeting Agents currently in development by the Company:

     TECHNOLOGY             STUDY INDICATION                       DEVELOPMENT STATUS
  ----------------   ------------------------------   -------------------------------------------

  TNT / Cotara(TM)   Recurrent brain cancer           Phase III Pending approval to initiate study)
  TNT / Cotara(TM)   Recurrent / newly diagnosed      Phase II
                     brain cancer
  TNT / Cotara(TM)   Colorectal Cancer                Phase I
  TNT / Cotara(TM)   Advanced Soft-tissue Sarcoma     Phase I
  TNT / Cotara(TM)   Pancreatic and Biliary Cancers   Phase I
  TNT / Cotara(TM)   Liver Cancer                     Phase I (Enrollment is currently suspended)
  VTA                Pre-clinical                     Pre-clinical
  VEA                Pre-clinical                     Late Pre-clinical


         In addition to Collateral Targeting Agents, we have a direct tumor-targeting antibody, Oncolym(R), for the treatment of Non-Hodgkins B-cell Lymphoma ("NHL"). Oncolym(R) is currently in a Phase I/II clinical trial, which was developed and initiated by Schering A.G., for the treatment of intermediate and high grade NHL. This clinical study is designed to determine the safety and efficacy of a single dose of Oncolym(R) in intermediate and high grade NHL. During June 2001, the Company assumed the rights that were previously licensed by Schering A.G. in March 1999. The Company has continued to enroll patients as part of the clinical trial plan developed and initiated by Schering A.G. Based on our available financial resources, we have currently suspended patient enrollment for this study as we seek to license or partner Oncolym(R) and focus our financial resources on our more advanced clinical trials.

         The following is a more in depth discussion of our three Collateral Targeting Agents, Tumor Necrosis Therapy, Vascular Targeting Agents and Vasopermeation Enhancement Agents, and our direct tumor targeting agent, Oncolym(R).

                         TUMOR NECROSIS THERAPY ("TNT")
                         ------------------------------

         OVERVIEW. TNT, our most clinically advanced collateral targeting antibody, acts by binding to dead and dying cells found primarily at the necrotic core of the tumor. TNT antibodies are potentially capable of carrying a variety of agents including radioisotopes, chemotherapeutic agents and cytokines to the interior of solid tumors. The Company's first TNT-based product, Cotara(TM), is a chimeric (an antibody which is part human and part mouse) TNT antibody conjugated to a radioisotope, I-131. The Company currently has four ongoing trials for the treatment of various solid tumor indications using Cotara(TM).

         NEW APPROACH TO CANCER THERAPY. TNT represents a novel approach to cancer therapy for the treatment of solid tumors. Traditionally, cancer has been diagnosed, classified and treated as several hundred different diseases based on the location, cell of origin and characteristics of the cancer. This approach generally requires different drugs to be developed to treat one or several different cancer types. This has limited the utility of anti-cancer drugs and demanded huge investments in research and drug development by pharmaceutical and biotechnology companies. Understanding the enormous costs and limited success of this approach, Peregrine's scientists have devoted years of research to identifying markers that are common to all types of cancers and not expressed in normal, healthy tissue. TNT is a cancer targeting technology that can potentially target a broad spectrum of solid tumor cancers, representing an exciting new approach to cancer therapy.

         MECHANISM OF ACTION. The concept behind TNT is that almost all tumors produce numerous necrotic cells as a by-product of their growth. The outer membrane of necrotic cancer cells becomes leaky, thus exposing the DNA on the inside of the cell. Instead of targeting living cancer cells, TNT targets the necrotic and dead cells, which can account for up to 50% of the mass of a tumor found primarily at the tumor core. TNT binds to Deoxyribonucleic Acid ("DNA") or DNA-associated proteins, such as histones, found within the nucleus of virtually every cell. TNT is only able to reach the DNA target in cells having porous nuclear and cellular membranes, since porosity is a property uniquely associated with dead and dying cells found within solid tumors. As such, DNA functions as a highly abundant but selective target. This DNA target is not believed to modulate as do targets associated with other tumor-specific cell surface antigens that are commonly used as targets with other antibody-based therapeutic modalities. Thus, compared to a cell surface marker, the DNA target may be a more stable and reliable target. Once concentrated in necrotic regions throughout the tumor, TNT can deliver a toxic payload to neighboring viable cancer cells, resulting in death of the tumor cells surrounding the necrotic core.

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

         PHASE III CLINICAL TRIAL. A Cotara(TM) Phase II interim analysis of efficacy was performed in March 2001 on 29 advanced brain cancer patients. The Kaplan-Meier Curve estimates show an overall median time to progression ("MTTP") of 13.9 weeks and a median survival time ("MST") of 26.7 weeks. Of the 22 patients treated with recurrent glioblastoma multiforme ("GBM"), the MTTP was
13.9 weeks and the MST was 24.1 weeks. Per the goals of the study, since the MTTP exceeded the historical control target of 8 weeks, preliminary evidence from this trial indicates that Cotara(TM) had activity in this patient population. In addition, among the 13 patients in this trial who received at least one dose equal to the proposed dose in our planned Phase III clinical trial, the MTTP and MST are 16.9 and 44.3 weeks, respectively. Although not statistically significant, this survival data compares favorably to published survival data for temozolomide, the comparator drug proposed for our planned Phase III. Thus, Cotara(TM) shows promise as a therapy for recurrent GBM and the Company believes this warrants further investigation. Rather than expanding the Phase II and adding the comparator drug to provide for further evaluation, the Company elected to move forward under a Phase III clinical program with a design that will allow for a preliminary review of safety and efficacy, and if successful, an accelerated path towards product approval.

         The Company filed a protocol with the Food & Drug Administration ("FDA") in February 2002 to commence a Phase III clinical trial using Cotara(TM) for the treatment of advanced brain cancer. At the FDA meeting in December 2001, the Company and the FDA agreed upon the design of a study and the manufacturing requirements that would provide adequate data and support to support product licensure. The Company has been in frequent contact with the FDA ensuring that all details of the study protocol adequately address all manufacturing, data, drug safety, and efficacy evaluation issues necessary for product approval in the United States. Finalizing the details of such a major endeavor has taken a significant amount of time and effort by the Company.

         A protocol for a large Phase III clinical study will typically contain hundreds of pages of detailed information. A clinical protocol for a Phase III study must address every aspect of the proposed study including what data should be collected, how the data should be collected and how the data should be analyzed. Since the Company believes that it will be necessary to conduct a large multi-national study, the protocol must also reconcile differences in treatment practices across multiple centers, countries and languages. The general concept for a protocol is that any qualified physician should be able to properly administer the study drug by following the procedures contained in the protocol. A well designed Phase III protocol must contain a high level of detail so as to ensure clinicians, nursing staff, clinical monitors and data management personnel will have unambiguous guidance on how to perform procedures, handle adverse events, document data, evaluate and classify clinical benefits and adverse events during the study. Properly written and followed protocols for a Phase III clinical study provides adequate homogenous data to rigorously and scientifically evaluate the safety and efficacy of the study drug against the standard of care for the target disease. Proper study design and support is critical to providing a sufficient body of data for the Company, regulatory agencies and investors to properly evaluate the safety and efficacy of the study drug. In addition, all manufacturing and product testing procedures must be finalized prior to the start of such a Phase III trial.

         Negotiating a pivotal Phase III clinical study with the FDA is an involved process in which protocol design elements are submitted to the FDA. In a typical round of exchange, the Company will submit a protocol or revised protocol to the FDA for review and will generally receive a response from the FDA within 45-60 days of submission. Depending on the volume and complexity of information submitted, the time for response may be either shorter or longer. Once a response is received, the Company may either accept the suggestions of the FDA and resubmit a modified protocol or the Company may submit a modified protocol with alternative suggestions should the Company feel that suggestions proposed by the FDA are not practical for the Company or clinicians. At the end of this process, the Company and the FDA must agree upon all protocol wording and product specifications that meets the Company's and physicians needs and that the FDA feels would result in data that would support drug approval. From the Company's standpoint, this is a very important process since the protocol design will determine the manufacturing needs, the overall size of the trial, the ability to enroll patients and the amount of data that must be collected, all of which determine the overall cost and time necessary to complete the clinical trial.

         The Company is currently awaiting a response from the FDA from its last submission. As soon as all procedures have been finalized and are acceptable to the FDA, the Company will be able to begin the Phase III randomized trial.

         Under the protocol design that has been submitted to the FDA, the Cotara(TM) Phase III brain cancer study will be a randomized study comparing Cotara(TM) to temozolomide in patients with GBM at first recurrence. As the data becomes available, it is anticipated that a preliminary evaluation of the data will be performed. The results of this preliminary evaluation will determine if the study will be continued or terminated.

         Up to 70 medical centers in the U.S., Canada and Europe are expected to participate in the study. The Company has held investigator meetings in both the U.S. and Europe for the purposes of obtaining physician input and to provide training to the clinical researchers. The Company has negotiated contracts with outside organizations for database design, imaging evaluation, control and archival, clinical monitoring, and other services necessary to initiate and conduct the study. We expect a total of 10-25 centers will be opened initially to recruit the first part of the study. If the study is continued beyond this initial phase, additional centers will be opened, based upon the available financial resources of the Company.

         OTHER ONGOING CLINICAL TRIALS. The following is a summary of our other clinical trials using Cotara(TM):

          DEVELOPMENT STATUS                     CANCER
          (TRIAL START DATE)                   INDICATION                     CLINICAL TRIAL SITE(S)
----------------------------------------    -----------------    -------------------------------------------------
U.S. multi-center Phase II trial using      Malignant            The Medical University of South Carolina;
intratumoral administration of Cotara(TM)   Glioma (Brain        Temple University; University of Utah-Salt Lake
(December 1998).  Phase III planned to      Cancer)              City; Carolina Neurosurgery & Spine Associates
commence during fiscal year 2003.                                in Charlotte, North Carolina; Barrow
                                                                 Neurological Institute in Phoenix, Arizona;
                                                                 and the University of Miami

Phase I trial using intravenous             Colorectal           Stanford University Medical Center
administration (October 2000).              Cancer

Phase I trial using intravenous             Advanced Soft        Stanford University Medical Center
administration (April 2001).                Tissue Sarcoma

Phase I trial using intravenous             Pancreatic or        Stanford University Medical Center
administration (April 2001).                Biliary Cancer

Phase I Study of Cotara(TM)after            Liver or             Mayo Clinic in Rochester, Minnesota
Radiofrequency Ablation of Hepatic          Hepatic Cancer       (Enrollment is currently suspended)
Cancer  (April 2001)


         The Phase I clinical trials being conducted at Stanford University are studying the safety, dosimetry, and maximum tolerated dose ("MTD") of Cotara(TM) using intravenous injection. These studies are designed to treat three patients ("cohort") at each dose level, calculate dosimetry, record side effects and monitor the patients for a minimum of eight weeks between cohorts. If toxicities are not observed during these eight weeks, the next cohort of three patients may be treated at the next higher dose. At the outset of the study, it was not known what the maximum tolerated dose of Cotara(TM) would be. To date, five cohorts have been completed without evidence of toxicity and the Company is currently midway through cohort six. Once the dose escalation is completed, additional patients will be treated at the MTD (safe dose) to gain further experience with the drug and to provide the basis of future studies.

         The Phase I clinical trial being conducted at the Mayo Clinic has been studying the safety, pharmacokinetics and maximum tolerated dose ("MTD") of Cotara(TM) using intravenous injection following radiofrequency ablation of liver cancer. This study is designed to treat three patients ("cohort") at each dose level, record side effects and monitor the patient for a minimum of eight weeks. If toxicities are not observed during these eight weeks, the next cohort of three patients may be treated at the next incrementally higher dose. At the outset of the study, it was not known what the maximum tolerated dose of Cotara(TM) would be with intravenous administration of Cotara(TM) following radiofrequency ablation of liver cancer, but the Company's scientists anticipate that the MTD would occur after approximately 15 patients have been treated, based on evidence from the scientific literature with other patients. Based on our available financial resources, we have currently suspended patient enrollment for this study in order to focus our resources on our more advanced clinical programs.

                       VASCULAR TARGETING AGENTS ("VTAs")
                       ----------------------------------

         OVERVIEW. VTAs utilize monoclonal antibodies and other targeting agents that recognize markers found on tumor blood vessels. VTAs act in a two step process whereby the VTA first binds to the tumor blood vessels and then induces a blood clot in the tumor blood vessels. The formation of the blood clot stops the flow of oxygen and nutrients to the tumor cells, resulting in a wave of tumor cell death. VTAs have the potential to be effective against a wide variety of solid tumors since every solid tumor in excess of two millimeters in size forms a vascular network to enable it to continue growing and since tumor vasculature markers are believed to be consistent among various tumor types. Another potential advantage of the VTA technology is that the cells targeted by VTAs do not mutate to become drug resistant. Drug resistance caused by the instability and mutability of cancer cells is a significant problem with conventional therapeutic agents that must directly target the cancer cells of the tumor.

         NEW APPROACH TO CANCER THERAPY. The traditional approach to cancer therapy has focused on directly targeting and destroying cancer cells while damaging surrounding healthy cells. However, drugs that target specific cancer cells must overcome a significant number of structural barriers in order to succeed. They must first exit from the blood vessels inside the tumor, migrate past the support structures that underlie the vessels and eventually make their way to the tumor cells. These barriers have posed significant challenges to traditional cancer therapies. A potential solution is to attack the tumor blood vessels that supply the tumor cells with nutrients and oxygen instead of the tumor cells themselves which is the basis of Vascular Targeting Agents.

         VASCULAR TARGETING AGENTS VERSUS ANTI-ANGIOGENISIS. The VTA technology differs from conventional anti-angiogenesis therapy in that VTAs act by shutting off the supply of oxygen and nutrients to tumor cells by inducing clot formation in existing tumor-blood vessels. By contrast, anti-angiogenesis compounds typically work by inhibiting the growth of new tumor blood vessels. In inhibiting the growth of new tumor blood vessels, tumor growth may be diminished, but the existing tumor can maintain its bulk by utilizing the existing tumor blood vessels. The VTA approach, therefore, is designed to provide a therapeutic effect for the destruction of existing tumors.

         MECHANISM OF ACTION. The Vascular Targeting Agent ("VTA") technology is based on the concept that virtually all detectable tumors rely on a tumor vascular network to obtain oxygen and nutrients. In pre-clinical animal studies, VTAs have shown to be potent anti-cancer agents that act by cutting off the supply of oxygen and nutrients to tumor cells by causing blood clots to form within the tumor's blood supply network. VTAs localize within the tumor vasculature by selectively binding to the flat endothelial cells that line tumor blood vessels. Once the VTA binds to its target, it initiates a blood clotting effect. VTAs may be very potent anti-tumor agents because they create two amplified processes that have a devastating effect on the tumor. The first process is the initiation of the coagulation cascade, which is a highly amplified, self-sustaining reaction in which a huge number of blood clotting molecules are generated, leading to complete clotting of the tumor blood vessels within a matter of minutes. A second level of amplification occurs at the structural level where blockage of a single capillary results in the destruction of thousands of tumor cells. As a result, small quantities of VTAs localized in the tumor's vascular system may cause an avalanche of tumor-cell death.

         PRE-CLINICAL STUDIES. In pre-clinical animal studies, VTAs have been able to induce the formation of clots in tumor blood vessels within 30 minutes leading to tumor cell death. Within days, large tumor masses have been shown to disintegrate and have left nearby healthy tissue intact and fully functional.

         Pre-clinical research is currently being conducted by Dr. Philip Thorpe and his scientific team at the University of Texas Southwestern Medical Center at Dallas under our sponsored research agreement. The results of this research program were highlighted by presentations at the 2002 American Association for Cancer Research ("AACR") annual meeting in San Francisco, presentations at the First International Conference on Vascular Targeting in Cambridge, Massachusetts and the publishing of a research article in the Proceedings of the National Academy of Sciences in June of 2002. The presentations at the 2002 AACR meeting and at the Vascular Targeting Conference focused on new VTAs that are a "naked" (unmodified) monoclonal antibody directed against phosphatidylserine, a lipid target that becomes exposed on the walls of solid tumor blood vessels. Dr. Philip Thorpe and his research collaborators demonstrated that the new compounds suppressed the growth of a variety of human and mouse solid tumors growing in mice and may be a promising anti-cancer candidate for clinical trials.

         In order to start human clinical studies with the VTA technology, the Company must first obtain fully human monoclonal antibodies for evaluation as a suitable VTA clinical candidates. In June 2001, the Company contracted with Xenerex Biosciences, Inc. ("Xenerex") to produce fully human antibodies against our proprietary targets. Xenerex has been successful in achieving a human polyclonal antibody response to Peregrine's proprietary targets and is currently in the process of isolating monoclonal antibodies that correlate to the polyclonal antibody response they have seen. In addition, the Company has also identified alternative human antibody generation technologies and is currently finalizing plans to proceed with the most cost effective and likely to succeed technology. A suitable fully human antibody is an antibody that has the same characteristics as the murine antibody originally developed by Dr. Philip Thorpe at the University of Texas Southwestern Medical Center. However, there is no guarantee that a suitable fully human antibody candidate can be isolated using either Xenerex's or an alternative technology. If the Company is successful in isolating a suitable fully human clinical antibody, we anticipate that our first VTA will begin human clinical studies in calendar year 2003 contingent upon the Company raising additional capital to support such a study.

                    VASOPERMEATION ENHANCEMENT AGENTS ("VEAs")
                    -----------------------------------------

         OVERVIEW. VEAs are a new class of drugs, which are designed to increase the uptake of cancer therapeutics and imaging agents into the tumor at the tumor site, potentially resulting in greater efficacy. VEAs work by using monoclonal antibodies to deliver known vasoactive compounds (i.e., molecules that cause tissues to become more permeable) selectively to solid tumors. VEAs currently use the same targeting agent as TNT to deliver an agent that makes the blood vessels inside the tumor more leaky (permeable). Once localized at the tumor site, VEAs alter the physiology and the permeability of the vessels and capillaries that supply the tumor. In pre-clinical studies, drug uptake has been increased up to 400% in solid tumors when VEAs were administered several hours prior to the chemotherapeutic treatment. VEAs are intended to be used as a pre-treatment for most existing cancer therapies and imaging agents.

         The increased permeability of the tumor blood vessels makes it possible to deliver an increased concentration of killing agents into the tumor where they can potentially kill the living tumor cells. VEAs may be effective across multiple tumor types.

         BARRIERS TO EXISTING CANCER THERAPIES. Most traditional approaches to cancer therapy attempt to directly destroy individual cancer cells. Drugs that target cancer cells must overcome a significant number of structural barriers within the tumor in order to be effective. They must first exit the tumor blood vessels, migrate past the support structures that underlie the vessels and eventually make their way to the cancer cells. As a result of these structural barriers, very little drug injected into the blood stream of a patient is able to reach and destroy cancer cells. One potential solution to this problem is to increase the permeability of the blood vessels within the tumor which will permit more therapeutic drug to reach and kill substantially more cancer cells.

         MECHANISM OF ACTION. Vasopermeation Enhancement Agents are a new class of drugs which are designed to increase the uptake of existing and future cancer therapeutics and imaging agents at the tumor site, potentially resulting in greater efficacy. VEAs work by using monoclonal antibodies to deliver known vasoactive compounds (i.e. molecules that cause tissues to become more permeable) selectively to solid tumors. Once localized at the tumor site, VEAs alter the physiology and the permeability of the vessels and capillaries that supply the tumor. VEAs are intended to be used as a pre-treatment for most existing cancer therapies and imaging agents and may be effective across multiple tumor types.

         PRE-CLINICAL STUDIES. VEAs are currently in late pre-clinical development in collaboration with Dr. Alan Epstein and his scientific team at the University of Southern California Medical Center under our sponsored research agreement. In pre-clinical studies, drug uptake has been increased up to 400% in solid tumors when VEAs were administered several hours prior to the therapeutic treatment. Recently published pre-clinical studies demonstrated the ability of the VEA technology to significantly increase the anti-tumor activity of several leading chemotherapy drugs including 5-FU, doxorubicin, vinblastine, BCNU, Taxol, or VP-16. In general, the enhancement of chemotherapeutic drug effects from these studies could be divided into two categories: (1) those tumors which normally respond to a given drug (i.e. human colon carcinoma treated with doxorubicin) which were found to have a dramatic response following VEA pretreatment; (2) those tumors which normally do not respond to a given drug (e.g. lung carcinoma treated with Taxol) which were found to have a significant response. This data represents a major advance in the VEA program and was presented at this year's annual meeting of the American Society of Clinical Oncology ("ASCO"). The Company's researchers have met with top chemotherapy experts to review the VEA pre-clinical data and received important advice on how to design a clinical study for the lead VEA compound.

         The Company has a fully human clinical candidate for the VEA technology. This candidate will be used for cGMP manufacturing and completion of toxicology studies necessary for human clinical studies. In order to complete toxicology studies, the Company must choose the chemotherapy drug(s) to be used, the tumor type to be treated and the therapeutic regimen to be used in the Phase I study. Depending on the trial design and the animal species to be used, the cost of the toxicology studies can be in excess of $500,000 depending on the complexity of the study. The Company is actively pursuing licensing partners for this technology and may elect to have the potential partner finalize the clinical and pre-clinical programs including the toxicology studies. In any case, the Company will continue with manufacturing plans through Avid Bioservices, Inc. so that it is in a position to begin the pre-clinical toxicology studies as soon as the development plans are finalized.

         In addition to Collateral Targeting Agents, the Company has one antibody technology, Lym-1, that directly targets lymphoma cancer cells.

                                LYM-1 TECHNOLOGY
                                ----------------

         OVERVIEW. The Lym-1 antibody is a murine monoclonal antibody that recognizes a protein on the (beta)-chain of HLA-DR, a cell surface marker present on over 80% of non-Hodgkin's Lymphomas. The HLA-DR 10 protein was the location of the epitope first isolated and described in 1996 by Rose et. al. (Cancer Immunology and Immunotherapy). This HLA-DR Lym-1 binding epitope is highly specific for non-Hodgkins Lymphomas. Lym-1 monoclonal antibody selectively targets lymphoma cancer cells and promises to spare healthy B-cells, necessary to fight infection.

         NON-HODGKIN'S LYMPHOMA ("NHL"). NHL is a malignant growth of cells in the lymph system. The lymph system is a connecting network of glands and vessels, which manufacture and circulate lymph throughout the body. According to the American Cancer Society, there were an estimated 56,200 new cases of NHL and 26,300 NHL-related deaths in 2001. Under the "Revised European-American Classification of Lymphoid Neoplasms", NHL is sub-divided into two classes; indolent and aggressive. Indolent lymphomas affect about 35% of the patients newly diagnosed with the disease. Indolent lymphoma usually presents as a nodal (involving the lymph nodes) disease. Survival from the time of diagnosis with indolent disease averages 5 to 7 years. Aggressive lymphoma affects some 65% of the newly diagnosed cases of NHL and has average survival rates of 2-5 years in intermediate and six months to 2 years in high-grade disease. Aggressive lymphomas usually present with large extranodal (outside the lymph nodes) bulky tumors.

         ONCOLYM(R). Oncolym(R) is the registered trade name for the radioimmunoconjugate formed when the Lym-1 antibody is combined with the radioactive isotope, I-131. I-131 appears to have a number of advantages as a therapeutic radionuclide. The primary potential advantage is that beta radiation emissions from the isotope (the energy that kills the cancer cells) penetrate several millimeters through tissue killing some 300 cells layers around the antibody. This makes the radioimmunoconjugate therapy potentially effective against tumors, because it negates the need to target each and every cancer cell individually.

         CLINICAL TRIALS. To date, 126 patients were exposed in 7 IND protocols. 114 patients have been treated with a therapeutic dose of Oncolym(R). In these trials, patients have achieved meaningful complete remissions ("CR") where there is no detectable tumor and partial remissions ("PR") where at least there is a 50% shrinkage of the tumor mass. An overall response rate (complete and partial responses) of 33.7% has been demonstrated in patients with aggressive Non-Hodgkin's Lymphoma. Radiation dosimetry demonstrates a tolerable safety index. Minor side effects such as thrombocytopenia (low platelet count) and leukopenia (low white blood cell count) have been observed. Clinical studies have revealed that the side effects appear to be reversible, manageable and to resolve without complications. To date, the 25 patients with an indolent form of NHL have been treated, of which 14 responders (56% response rate) with 5 CR's and 9 PR's. In addition, 89 patients with an aggressive form NHL were treated, of which, there were 30 responders (33% response rate) with 9 CR's and 21 PR's.

         Oncolym(R) is currently being studied in a Phase I/II clinical trial being conducted at 10 medical centers in the United States. These centers are studying the safety, pharmacokinetics and maximum tolerated dose ("MTD") of Oncolym(R) using a single intravenous injection. This study was designed to investigate the safety of various doses of Oncolym(R), given in increasing dosages. This study is designed to treat groups of patients ("cohort") at one dose level, conduct dosimetry, measure side effects and monitor the patients for three months. To date, 7 patients have been successfully treated in this trial.

         The Phase I/II clinical trial is currently between patient cohorts during which patient enrollment is naturally halted in order to evaluate patient safety. The Company is currently evaluating the current clinical trial design in order to determine if alternative trial designs would expedite the development of Oncolym(R). Prior to the current clinical trial, which was designed by Schering A.G., Oncolym(R) was in a Phase II/III clinical trial. We are currently seeking a licensing or joint venture partner for the Oncolym(R) technology in order to move the study forward. Based on our available financial resources, we have currently suspended patient enrollment for this study in order to focus our resources on more advanced clinical studies.

                             LICENSE COLLABORATIONS
                             ----------------------

         In addition to product development and clinical trial activities, pursuant to our strategic plan, we intend to optimize our platform technologies and increase shareholder value by entering into strategic partnerships, joint ventures, licensing arrangements, research collaborations and any other strategic arrangement. Even though we enter into these types of arrangements, our broad platform technologies allows us to out-license certain aspects of our technology while maintaining certain rights to technologies we plan to develop internally.

         The overall goal of our licensing strategy is to develop as many corporate relationships as possible for the development of our platform technologies, thus increasing the chances that one or several anti-cancer products will be commercialized utilizing our technologies. We believe that there are numerous opportunities for exclusive (exclusive for a targeting molecule class and/or an effector molecule class or for particular targeting molecule/ effector molecule constructs) and non-exclusive licenses (access to our conceptual patents without exclusivity) of our TNT, VTA and VEA platform technologies. Even though we may grant exclusive licenses to other companies, our broad patent coverage allows us to maintain the ability to continue to develop our own products, such as Cotara(TM), for commercialization. Given the Company's extensive technology portfolio, the Company intends to pursue structures such as out-licensing specific uses of its technologies and joint collaboration agreements in which the outside collaborator may fund all pre-clinical and early clinical trial work.

         As a general rule, the structure and size of a licensing or collaboration is determined by the amount of data that the Company has on the safety and efficacy of the compound and on the potential market for the compound. In short, the lower the risk and the higher the potential return for the potential partner, the higher the amount a partner is willing to pay for access to the technology. There are many factors, including but not limited to, market size, potential competition, manufacturing costs, potential for product acceptance, and first product to market, which effect the value of a particular technology, although clinical data usually drives value. There will always be exceptions to this general rule.

         Product safety and efficacy data is generated in several stages with each successive stage costing significantly more money. The first stage is to take a scientific concept and test it in a "model" on particular cell types (IN VITRO testing). If there is success at this level, the technology may be advanced into a living system by conducting animal model testing (IN VIVO testing). If animal model testing shows promising results, the compound may be advanced to pre-clinical toxicology studies in preparation for human clinical studies. Human studies are divided into three phases. Phase I studies are designed to measure the safety, drug distribution and dose of the drug in a relatively small number of patients. Phase II studies are used to determine the efficacy of the drug, confirm safety, and to confirm the dosing. Phase III is used to test the drug rigorously in a well controlled setting to determine the drug's safety in a larger clinical setting for the targeted disease. As a drug advances through the various stages of development, it generally continues to gain value, assuming success. During Phase III clinical studies, a technology will gain or lose most of its value based on the clinical data. The three most optimal times for value creation (or loss) in a Phase III trial are at the time interim safety and efficacy data is reviewed (usually 25-50% through the study), at the time of release of full study results (at the completion of the study) and at approval by the regulatory agencies for marketing. With each milestone, the prospects of a drug are better understood, so each successive event creates (or loses) significant value, depending on clinical results. The more data that is known about a particular technology, the more accurately its value can be determined. This valuation is a critical determining factor in the technology value in a licensing or joint venture structure.

         The Company has technologies in various stages of the development cycle. Below we outline each technology and the current plans for licensing and/or joint ventures. The Company is currently in varying levels of discussions with potential partners for each of its platform technologies.

                         TUMOR NECROSIS THERAPY PLATFORM

         COTARA(TM). The Company has designed the Phase III clinical study for the treatment of brain cancer so that a preliminary review of the safety and efficacy can be performed. The Company believes that this interim data from the Phase III clinical study will assist the Company in its efforts in finding a development partner. There are several companies waiting for a confidential information package from the Company, which can be provided as soon as the Phase III study is started.

         HUMAN TNT DELIVERY OF CYTOKINES. The Company has exclusively licensed this technology to Merck KgaA in October 2000. To the Company's knowledge, Merck KGaA has not publicly disclosed the development status of the project.

         TNT-BASED IMAGING AGENTS. The Company is performing pre-clinical work and is evaluating potential clinical candidates for Positron Emitting Tomography ("PET") enhancing agents to be used to determine efficacy of chemotherapy drugs in real time. If pre-clinical work is successful, the Company's strategy is to license this technology for human clinical development.

         TNT FOR VETERINARY USES. The Company is overseeing pre-clinical studies that are being conducted by a veterinary group to determine the safety and preliminary efficacy for uses on animals. If successful, the Company plans to license this use of the technology.

                    VASOPERMEATION ENHANCEMENT AGENT PLATFORM

         NHS76/PEP. The Company believes this antibody technology is an excellent candidate for clinical development. This fully human fusion protein is ready for cGMP manufacturing in order to produce materials for toxicology studies and human clinical studies. The Company funded pre-clinical studies showing the effectiveness of the NHS76/PEP which was presented at this year's ASCO meeting. The Company will use these results to support its efforts to attract potential licensing partners. The Company is currently in partnering discussions with several pharmaceutical and biotechnology companies. The Company plans to license or joint venture this technology for human clinical development.

                       VASCULAR TARGETING AGENTS PLATFORM

         The Company has received extensive patent coverage in the VTA field. In order to maximize the potential of this technology, the Company has developed a strategy to licensing and joint venture the technology. The Company is aware of many companies that are actively developing VTA-based compounds or have shown an interest in researching this area. The Company has developed a tiered licensing structure, which it believes will be attractive to companies working in this field. The short-term goal of the Company is to provide reasonable non-exclusive terms for access to certain components of the technology to any company working or seeking to work in the VTA field. Licensing structures for advanced stage VTA compounds may be significantly larger than early stage licensing arrangements. Since most VTA compounds are still in pre-clinical research, many companies may choose to wait until they have a higher degree of confidence that their compounds will enter human clinical studies before acquiring access to the Company's intellectual property. In many cases, companies may even choose to wait until later stage human clinical studies before acquiring access to our intellectual property. For this reason the Company has structured licensing terms that most companies will find attractive for early development stage VTA products.

         The overall structure of licensing terms will be determined by the level of exclusivity and inclusion of the Company's proprietary targeting molecules. If a company has its own targeting molecules and effector molecules and wants non-exclusive access to the VTA patents, overall licensing terms are very modest. If a company wants exclusivity based on targeting molecule or effector molecule class, the terms may be significantly higher. If a company wants to use the Company's proprietary targeting molecules or effector molecules, the terms may be even higher. The Company believes to fully maximize the long-term potential of the VTA technology, many companies should be granted access to the technology.

         Consummating a licensing or joint venture agreement can take a significant amount of time and effort. After the initial introduction to a company, there is usually a face-to-face meeting set up between the business development groups and scientific staff from each company, which usually takes between 30 and 60 days to coordinate schedules. Prior to this meeting, a non-confidential package is sent to the interested party covering the technology of interest. In early meetings, the companies make presentations to each other on the overall capabilities and philosophies of the corporations followed by technical presentations on the technologies that are of interest. When dealing with larger biotechnology and pharmaceutical companies, several levels of discussions may be necessary to determine the technology fits with the corporate strategic plan. Once both parties feel that there is a technology and strategic fit, detailed discussions take place including pre-clinical and clinical development strategies, regulatory issues and deal structure. All of these discussions may take place prior to entering into a confidentiality agreement. Once a confidentiality agreement is in place, detailed information such as unpublished experimental results and non-public patent information can be exchanged. Once this confidential information is exchanged and reviewed, additional face-to-face meetings may be necessary to answer questions and to discuss appropriate ways to move forward or to discuss reasons for not moving forward. In these follow-up meetings, most of the key issues for testing and development of the drug candidate are discussed and a punch list of additional information that is needed for a decision to be made is identified. Some issues on the list may be easily addressed, and others may require additional pre-clinical testing. In many cases, a material transfer agreement will be signed and the drug will be supplied to the potential licensee for internal evaluation, which can last up to one year. If everything remains positive, the companies can finalize the terms of the license or joint venture arrangement. Non-exclusive licenses will be much less complex than joint ventures and the contract process can take anywhere from one to three months to complete. The total time necessary to complete this complex process may be from a few months for straight forward arrangements to over one year for complex or extensive arrangements.

         The Company has over 15 separate agreements in place to evaluate its VTA technology by pharmaceutical and biotechnology companies and universities.

         A more detailed discussion on all of the Company's significant collaboration agreements is further discussed in the notes to the consolidated financial statements contained herein.

                  PUBLICATION OF PRE-CLINICAL AND CLINICAL DATA
                  ---------------------------------------------

         Much of the Company's pre-clinical and clinical research has been published through peer review journals and/or presentations at professional scientific conferences. Publication of clinical and pre-clinical research data for peer review at scientific conferences and/or through peer review journals is necessary for the scientific evaluation of the Company's technologies and is an accepted practice in the industry. The Company relies on researchers at universities and medical centers to conduct research, compile data and to submit their findings for publication. Although the Company encourages all of its researchers to publish their data, the Company has little control over the timing and content of the publication. Publishing data can take a significant amount of time and effort for researchers. The Company supports its researchers in any way it can to assist them in the publication of data pertaining to its various technologies.

                   ANTIBODY CONTRACT MANUFACTURING FACILITIES
                   ------------------------------------------

         During January 2002, we announced the formation of Avid Bioservices, Inc. ("Avid"), a wholly owned subsidiary of Peregrine, to provide an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices ("cGMP"). Operating a cGMP facility requires highly specialized personnel and equipment that must be maintained on a continual basis. Prior to the formation of Avid, we manufactured the Company's antibodies for over 10 years and developed the manufacturing expertise and quality systems to provide the same service to other biopharmaceutical and biotechnology companies.

         We believe there are ample opportunities for Avid to generate revenues and to potentially become profitable during the next fiscal year. The Company has received literature from various research papers that indicates there is currently a world-wide shortage of manufacturing capacity for the production of monoclonal antibodies and recombinant proteins in mammalian expression systems. We believe Avid's existing facility is well positioned to meet the growing needs of the industry. Avid is also well positioned to increase its capacity in the future in order to become a significant supplier of contract manufacturing services.

         Due to the forethought and planning, Avid's facility can be relatively easily expanded in several phases in order to increase its capacity. When the Avid facility was designed and built, it was anticipated that significant future capacity would be needed. Therefore, excess capacity was built into the manufacturing plant's utility systems. As a result, significant new capacity can be added by installing up to two additional bioreactors in the existing facility. In addition, much larger capacity could be added by building out additional bioreactor and downstream processing suites in an adjacent warehouse, which is currently subleased. Current expansion plans include the addition of one 300-liter and one 100-liter bioreactor in our existing suites. The engineering for this expansion has been completed. The Company anticipates having these new reactors operational in calendar year 2003 and will be purchased from the positive cash flow provided by Avid, if sufficient. A much larger expansion is planned when current capacity utilization reaches close to maximum capacity. This expansion is planned to add three additional bioreactor trains up to a potential maximum reactor size of 1500-liters, downstream processing suites, and support facilities. Current estimates for this expansion range between approximately $3 and $4 million dollars for the build out of the facility, subject to the relocation of our current tenant. Additional capital expenditures will be needed to purchase the bioreactors and each bioreactor will be purchased as capacity utilization increases. This expansion will occur if there is ample demand to justify the expansion and if the Company has the capital to move forward with such an expansion. In addition, current and potential clients have expressed an interest in acquiring long-term capacity in an expanded facility.

         Avid can provide its services to a variety of companies in the biotechnology and pharmaceutical industries. Even though much of the process is very technical, knowledge of the process will help investors understand the overall business. The manufacture of monoclonal antibodies and recombinant proteins under cGMP is a complex process and includes several phases before the finished product is released to the client. The first phase of the manufacturing process is to receive the production cell line (the cells that produce the desired protein) and any available process information from the client. The cell line must be adequately tested according to FDA guidelines by an outside laboratory to certify that it is suitable for cGMP manufacturing. This testing can either be arranged by Avid or by the client and generally takes between one and three months to complete, depending on the necessary testing. The cell line that is sent may either be from a master cell bank (base cells from which all future cells will be grown), which is already fully tested or may represent a research cell line. In the case of a research cell line, Avid can use the research cell line to produce a master cell bank. In parallel to the production of the master cell bank, the growth and productivity characteristics of the cell line may be evaluated in the research and development labs and paper work to support the production plan and the IND filing may be continuously drafted. The whole manufacturing process (master cell bank characterization, process development, assay development, raw materials specifications, test methods, downstream processing methods, purification methods, viral clearance and testing methods and final release specifications) must all be developed and documented prior to the commencement of manufacturing in the bioreactors. The second phase of the process is in the manufacturing facility. Once the process is developed, pilot runs may be performed using smaller scale bioreactors, such as the 22.5-liter bioreactor, in order to confirm and verify the process. Once the process is set, a pilot run at full scale may be performed to finalize batch record development and possible for toxicology study material. After the pilot batch run is completed, a full scale cGMP manufacturing run may be initiated. Once the cGMP run is completed, batch samples are sent to an outside lab for various required tests, including sterility and viral testing. Once the test results verify the antibodies meet specifications, the product is released to the client.

         Each client will tailor its contract to meet its specific needs. Full process development from start to cGMP product release can take ten months or longer. Research and development work can take from two months to over six months. All stages of manufacturing can generally take between one to four weeks. Product testing and release can take up to three months to complete.

         Given its inherent complexity, necessity for detail, and magnitude (contracts may be into the millions of dollars) the contract negotiations and sales cycle for cGMP manufacturing services can take a significant amount of time. The Company believes the sales cycle from client introduction to signing an agreement will take anywhere between three to six months. Introduction to Avid's services will usually come from word of mouth, exposure from direct mailings, exposure from attendance at conferences or from advertising in trade journals. The Company believes word of mouth will be the most significant source of new clients once its reputation has been successfully established by timely contract performances. The sales cycle consists of the introduction phase, the proposal phase, the audit phase, the contract phase and the project initiation phase. The client sets the speed at which the process moves.

         To date, Avid has been audited and qualified by both large and small biotechnology companies interested in the production of monoclonal antibodies for clinical trial use. Since inception, Avid has established three outside contract manufacturing agreements and has assumed one agreement from the Company for the development and production of monoclonal antibodies. The Company anticipates that additional contracts will be signed during the ensuing year. Revenues earned by Avid through April 30, 2002 were insignificant due to the length of time necessary to transfer the client's technology and to perform product development work prior to cGMP manufacturing. We expect that Avid will continue to generate revenues for the foreseeable future resulting in lower monthly negative cashflow for Peregrine and the potential to generate net operating profit for Avid during the next year. Although this will reduce the amount of capital the Company will need to raise from alternative sources, we expect that we will continue to need to raise additional capital in order to provide financial resources for various ongoing clinical trials, including the planned Phase III clinical trial for the treatment of brain cancer, the ongoing Phase I Cotara(TM) clinical trials, and the pre-clinical costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the expansion of Avid's manufacturing capabilities.

                                  OUR LOCATION
                                  ------------

         Our principal executive offices are located at 14272 Franklin Avenue, Suite 100, Tustin, California 92780-7017, and our telephone number is (714) 508-6000.

                                   COMPETITION
                                   -----------

         The biotechnology and pharmaceutical industries are highly competitive and any product candidates will have to compete with existing and future cancer therapies. Our competitive position is based on our proprietary technology, know-how and U.S. and foreign patents covering our collateral targeting agent technologies (TNT, VTA and VEA) and our direct targeting agent technology, Oncolym(R), for the therapeutic treatment of human cancers. We currently have exclusive rights to over 50 issued U.S. and foreign patents protecting various aspects of our technology and we have additional pending patent applications that we believe will further strengthen our intellectual property position. We plan to compete on the basis of the advantages of our technologies, the quality of our products, the protection afforded by our issued patents and our commitment to research and develop innovative technologies.

         Various other companies, some or all of which have larger financial resources than us, are currently engaged in research and development of monoclonal antibodies and in cancer prevention and treatment. There can be no assurance that such companies, other companies or various other academic and research institutions will not develop and market monoclonal antibody products or other products to prevent or treat cancer prior to the introduction of, or in competition with, our present or future products. In addition, there are many firms with established positions in the diagnostic and pharmaceutical industries which may be better equipped than us to develop monoclonal antibody technology or other products to diagnose, prevent or treat cancer and to market their products. Accordingly, we plan, whenever feasible, to enter into joint venture relationships with these competing firms or with other firms with appropriate capabilities for the development and marketing of specific products and technologies so that our competitive position might be enhanced. There can be no assurance that research and development by others will not render the Company's technology or potential products obsolete or non-competitive or result in treatments superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies. We have included a sample list of companies that are conducting clinical trials for the treatment of cancer on page 30, including their stage of development and cash resources on hand.

                        GOVERNMENT REGULATION OF PRODUCTS
                        ---------------------------------

         Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products under development. The amount of time and expense involved in obtaining necessary regulatory approval depends upon the type of product. The procedure for obtaining FDA regulatory approval for a new human pharmaceutical product, such as Cotara(TM), VTA, VEA or Oncolym(R), involves many steps, including laboratory testing of those products in animals to determine safety, efficacy and potential toxicity, the filing with the FDA of a Notice of Claimed Investigational Exemption for Use of a New Drug prior to the initiation of clinical testing of regulated drug and biologic experimental products, and clinical testing of those products in humans. We have filed a Notice of Claimed Investigational Exemption for Use of a New Drug with the FDA for the development of both Cotara(TM) and Oncolym(R) as a material intended for human use, but have not filed such a Notice with respect to any other products. The regulatory approval process is administered by the FDA's Center for Biologics Research and Review and is similar to the process used for other new drug product intended for human use.

         The clinical testing program necessary for approval of a new drug or biologic typically involves a three-phase process. A Phase I clinical trial consists of testing for the safety and tolerance of the drug with a small group of patients, and also yields preliminary information about the effectiveness of the drug and dosage levels. Phase II involves testing for efficacy, determination of optimal dosage and identification of possible side effects in a larger patient group. Phase III clinical trials consist of large scale testing for efficacy. After completion of clinical studies for a biologics product, a Biologics License Application ("BLA") is submitted to the FDA for product marketing approval. In responding to such an application, the FDA would inspect the data, the manufacturing facilities and the clinical sites. The result would be that the FDA could grant marketing approval, could request clarification of data contained in the application, may require additional testing prior to approval, may mandate changes in the manufacturing of the product or deny approval and any further testing. We have not, to date, filed a BLA for any of our product candidates.

         If approval is obtained for the sale of a new drug, FDA regulations also apply to the manufacturing, continued drug safety surveillance and marketing activities for the product and the FDA may require further testing and other programs to monitor the product. The FDA may withdraw product approval if compliance with these regulatory standards, including labeling and advertising, is not maintained or if unforeseen problems occur following initial product launch. The National Institutes of Health has issued guidelines applicable to the research, development and production of biological products, such as our product candidates. Other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. We cannot predict, whether new regulatory restrictions on the manufacturing, marketing, and sale of biotechnology products will be imposed by state or federal regulators and agencies.

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

         During fiscal year 1999, the Office of Orphan Products Development of the FDA determined that Oncolym(R) and Cotara(TM) qualified for orphan designation for the treatment of intermediate and high-grade Non-Hodgkins B-cell Lymphoma and for the treatment of glioblastoma multiforme and anaplastic astrocytoma (both brain cancers), respectively. The 1983 Orphan Drug Act (with amendments passed by Congress in 1984, 1985, and 1988) includes various incentives that have stimulated interest in the development of orphan drug and biologic products. These incentives include a seven-year period of marketing exclusivity for approved orphan products, tax credits for clinical research, protocol assistance, and research grants. Additionally, legislation re-authorizing FDA user fees also created an exemption for orphan products from fees imposed when an application to approve the product for marketing is submitted.

                          OUR PATENTS AND TRADE SECRETS
                          -----------------------------

         We have relied on internal achievements, as well as the direct sponsorship of university researchers, for development of our platform technologies. We currently have exclusive rights to over 50 issued U.S. and foreign patents protecting various aspects of our technology and additional pending patent applications that we believe will further strengthen our patent position. We believe we will continue to learn, on a timely basis, of advances in the biological sciences which might complement or enhance our existing technologies. We intend to pursue opportunities to license our platform technologies and any advancements or enhancements, as well as to pursue the incorporation of our technologies in the development of our own products.

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

                  MANUFACTURING AND PRODUCTION OF OUR PRODUCTS
                  --------------------------------------------

         CONTRACT MANUFACTURING. Avid Bioservices, Inc., our wholly-owned subsidiary, manufactures the Company's products under development and used in clinical trials. We have retained key development personnel, who will be responsible for developing analytical methods and processes that will facilitate the manufacturing of our antibodies. For commercial production, we plan to either utilize our current facility, or expand our current manufacturing facility for larger scale production capacity.

         RADIOLABELING. Once the Cotara(TM) and Oncolym(R) antibodies have been manufactured at Avid Bioservices, Inc., the antibodies are shipped to facilities for radiolabeling (the process of attaching the radioactive agent, I-131, to the antibody). From the radiolabeling facilities, the radiolabeled Corata(TM) and Oncolym(R) antibodies are shipped directly to the clinical sites for use in clinical trials.

         The Company is in the process of putting contracts in place with its radiolabeling facility in the U.S. to supply our planned Phase III clinical trial for the treatment of brain cancer using Cotara(TM). The Company is also currently evaluating several other options for commercial radiolabeling, including the development of a product kit that will enable hospitals to combine the antibody and radioactive isotope locally at each site. Any commercial radiolabeling supply arrangement will require the investment of significant funds by the Company in order for a radiolabeling vendor to develop the expanded facilities necessary to support the Company's products. There can be no assurance that material produced by this radiolabeling facility will be suitable for human use in clinical trials or that commercial supply will be available to meet the demand for radiolabeled product. In addition, we have been working with

Paul Scherer Institut in Switzerland on the process development and formulation work for the Cotara(TM) and Oncolym(R) radiolabeled products currently under clinical development.

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


                       MARKETING OF OUR POTENTIAL PRODUCTS
                       -----------------------------------

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

                                  OUR EMPLOYEES
                                  -------------

         As of August 5, 2002, the Company employed 47 full-time employees and 4 part-time employees, which included 41 technical and support employees who carry out the research, product development and clinical trials of the Company and 10 administrative employees including the President and CEO. The Company believes its relationships with its employees are good. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

                                GLOSSARY OF TERMS
                                -----------------

ANTIBODY - Protein formed by the body to help defend against infection and disease.

ANTIGEN - Any substance that antagonizes or stimulates the immune system to produce antibodies.

CELL LINES - Specific cell types artificially maintained in the laboratory (in-vitro) for scientific purposes.

CHEMOTHERAPY - Treatment of disease by means of chemical substances or drugs.

CHIMERIC - A type of antibody which is partially human and partially mouse.

cGMP - current Good Manufacturing Practices; regulations established by the FDA for the manufacture, processing, packing, or holding of a drug to assure that such drug meets the requirements of the Federal Food, Drug and Cosmetic Act as to safety, and has the identity and strength and meets the quality and purity characteristics that it purports or is represented to possess.

COLLATERAL TARGETING - The therapeutic strategy of targeting structures and cell types other than cancer cells common to all solid tumors, as a means to attack a solid tumor.

COLLATERAL TARGETING AGENTS - Agents that use antibodies that bind to or target stable structures found in all solid tumors, such as the necrotic core of the tumor or blood vessels found in all solid tumors.

COLORECTAL - Relating to the colon (large intestine) and rectum.

CYTOKINE - A chemical messenger protein released by certain white blood cells. The cytokines include the interferons, the interleukins, Tumor necrosis factor, and many others. Cytokines produced by lymphatic cells are also called "Lymphokines."

DATABASE - A collection of data files that are organized in a specified manner, and used in analysis of trials.

DNA (DEOXYRIBONUCLEIC ACID) - A complex protein that is the carrier of genetic information.

DOSIMETRY - The process or method of calculating the level of radiation exposure due to radioactive isotopes, such as I-131.

EFFECTOR - A substance, such as a hormone, that increases or decreases the activity of an enzyme.

ENDOTHELIAL CELLS - A layer of flat cells that line blood vessels.

ENDPOINT - A primary or secondary outcome variable used to judge the effectiveness of a treatment.

EPITOPE - A unique shape or marker carried on an antigen's surface which triggers a corresponding antibody response.

FDA - U.S. Food and Drug Administration; the government agency responsible for regulating the food and drug industries, including the commercial approval of pharmaceuticals in the United States.

GLIOMA - A tumor derived from cells that form the glial cells of the brain.

GLIOBLASTOMA MULTIFORME - A type of brain tumor that forms from glial (supportive) tissue of the brain. Also called grade IV astrocytoma.

IN VIVO - Studies conducted within a living organism, such as animal or human studies.

IN VITRO - An artificial environment created outside a living organism, such as a test tube or culture plate, used in experimental research to study a disease or process.

IND - Investigational New Drug Application; the application submitted to the FDA requesting permission to begin initial human clinical trials.

KAPLAN-MEIER CURVE - A way of graphing patient progress (how many are still alive or free of infection) against time.

LYM-1 (ONCOLYM(R)) - A radiolabeled antibody designed to treat patients afflicted with intermediate and high-grade non-Hodgkin's B-cell Lymphoma.

LYMPH - The almost colorless fluid that travels through the lymphatic system and carries cells that help fight infection and disease. Also called lymphatic fluid.

LYMPH NODE - A rounded mass of lymphatic tissue that is surrounded by a capsule of connective tissue. Lymph nodes are spread out along lymphatic vessels and contain many lymphocytes, which filter the lymphatic fluid (lymph).

LYMPHOMA - Cancers of the lymphatic system. There are many categories of lymphoma, such as lymphoblastic, cleaved, non cleaved, Burkitt's, and Hodgkin's disease.

MAXIMUM TOLERATED DOSE - The highest dose that can be reasonably tolerated by the patient.

MEDIAN - The middle value such that for a series of numbers, one half are above the median, and one half are below.

MEDIAN SURVIVAL TIME - The time at which half of the patients with a given disease are found to be, or expected to be, alive. In a clinical trial, the median survival time is a way to measure the effectiveness of a product.

MEDIAN TIME TO PROGRESSION - The time in which half of the patients with a given disease show evidence of disease progression.

MURINE - Derived from a mouse.

MOLECULE - Any very small particle.

MONOCLONAL ANTIBODY - An antibody derived from a single clone of cells. Monoclonal antibodies bind to one unique epitope.

NECROSIS - The death and degradation of cells within a tissue.

ONCOLOGY - The study and treatment of cancer.

PHARMACOKINETIC - Concerning the study of how a drug is processed by the body, with emphasis on the time required for absorption, distribution in the body metabolism and excretion.

PRE-CLINICAL - Generally refers to research that is performed in animals or tissues in the laboratory.

PROTOCOL - A detailed plan for studying a treatment for a specific condition.

RANDOMIZED - Having been assigned to a treatment via a random process.

RADIOLABELING - Process of attaching a radioactive isotope.

RADIOIMMUNOTHERAPY - Therapy with a radiolabeled monoclonal antibody.

RECURRENCE - The return or flare up of a condition thought to be cured or in remission.

SOLID TUMORS - Cancer cells which grow as a solid mass

TIME TO PROGRESSION - The time from either diagnosis or treatment to the date that the disease shows progression.

TOXICITY - The extent, quality, or degree of being poisonous or harmful to the body.

TOXICOLOGY STUDIES - The study in animals of a drug designed to characterize possible toxic effects.

TUMOR - An abnormal overgrowth of cells.

TUMOR NECROSIS THERAPY ("TNT") - Therapeutic agents that target dead and dying cells found primarily at the core of a tumor.

VASCULATURE - Tubelike structures that deliver blood to tissues.

VASCULAR TARGETING AGENTS ("VTAS") - Monoclonal antibodies and other targeting agents that recognize markers found on tumor blood vessels.

VASOPERMEATION ENHANCEMENT AGENTS ("VEAS") - A new generation of drugs which increase the uptake of therapeutic agents to solid tumors.

                   RISK FACTORS AND FORWARD-LOOKING STATEMENTS

         The following discussion outlines certain factors that could affect the Company's financial statements for fiscal 2003 and beyond and could cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

IF WE CANNOT OBTAIN ADDITIONAL FUNDING, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED.

         At August 13, 2002, we had approximately $10.0 million in combined cash on hand and net cash commitments under signed and executed, non-cancelable financing agreements as further explained in our notes to the consolidated financial statement contained herein.

         We have expended substantial funds on the research, development and clinical trials of our product candidates. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from our contract manufacturing services provided by our subsidiary Avid Bioservices, Inc. and/or from the sale and/or licensing of our products under development. While we expect Avid Bioservices, Inc. to generate revenues during the foreseeable future, we expect our monthly negative cash flow to continue for the foreseeable future, due to our anticipated clinical trial activities using Cotara(TM), our anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and expansion of our manufacturing capabilities. Although we expect research and development expenses to decrease over the next fiscal year primarily due to our available capital resources, we have the ability to expand our research and development plans based on potential capital resources obtained from future financing activities, potential licensing arrangements, and the potential revenues generated from Avid. We believe that we have sufficient cash on hand and under financing commitments to meet our obligations on a timely basis through at least the next 12 months beyond our balance sheet date assuming (i) we entered into no additional financing arrangements (ii) we do not enter into any licensing arrangements for our other product candidates and (iii) we do not generate any other revenue from Avid except for amounts committed to under two signed contracts.

         In addition to the operations of Avid, we plan to obtain any necessary financing through one or more methods including either equity or debt financing and/or negotiating additional licensing or collaboration agreements for our platform technologies. There can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

WE HAVE HAD SIGNIFICANT LOSSES AND WE ANTICIPATE FUTURE LOSSES.

         All of our products are currently in development, pre-clinical studies or clinical trials, and no sales have been generated from commercial product sales. We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred during the past three fiscal years:

                                                                    Net Loss
                                                                ---------------
                      Fiscal Year 2002                           $11,718,000
                      Fiscal Year 2001                           $ 9,535,000
                      Fiscal Year 2000                           $14,516,000

         As of April 30, 2002, we had an accumulated deficit of $128,447,000. While we expect to generate revenues from our contract manufacturing services to be provided by Avid, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials, contract manufacturing and contract isotope combination services are very expensive and the time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate product revenues for at least the next 2 years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

OUR PRODUCT DEVELOPMENT EFFORTS MAY NOT BE SUCCESSFUL.

         Since inception, we have been engaged in the development of drugs and related therapies for the treatment of people with cancer. Our product candidates have not received regulatory approval and are generally in clinical and pre-clinical stages of development. If the results from any of the clinical trials are poor, those results may adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress through clinical trials or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, the eligibility criteria for the study, and the availability of insurance coverage. In addition, because our products currently in clinical trials represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll in our clinical study. These factors contributed to slower than planned patient enrollment in our Phase II clinical study using Cotara(TM) for the treatment of brain cancer. If we encounter similar delays during our planned Phase III clinical study using Cotara(TM), we will likely experience increased costs and delays in conducting the Phase III trial. If we experience any such difficulties or delays with our other clinical trials, we may have to reduce or discontinue development or clinical testing of some or all of our product candidates currently under development.

OUR DEPENDENCY ON ONE RADIOLABELING SUPPLIER MAY NEGATIVELY IMPACT OUR ABILITY TO COMPLETE CLINICAL TRIALS AND MARKET OUR PRODUCTS.

         For the past four years, we have procured our antibody radioactive isotope combination services ("radiolabeling") with Iso-tex Diagnostics, Inc. for all clinical trials. If this supplier is unable to continue to qualify its facility or label and supply our antibody in a timely manner, our clinical trials could be adversely affected and significantly delayed. While there are other suppliers for radioactive isotope combination services, our clinical trials would be delayed for up to 12 to 18 months because it would take that amount of time to certify a new facility under current Good Manufacturing Practices and qualify the product, plus we would incur significant costs to transfer our technology to another vendor. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services. An antibody that has been combined with a radioactive isotope, such as I-131, cannot be stockpiled against future shortages because it must be used within one week of being radiolabeled to be effective. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials and to market our products, if approved.

WE MAY HAVE SIGNIFICANT PRODUCT LIABILITY EXPOSURE BECAUSE WE MAINTAIN ONLY LIMITED PRODUCT LIABILITY INSURANCE.

         We face an inherent business risk of exposure to product liability claims in the event that the administration of one of our drugs during a clinical trial adversely affects or causes the death of a patient. Although we maintain product liability insurance for clinical studies in the amount of $5,000,000 per occurrence or $5,000,000 in the aggregate on a claims-made basis, this coverage may not be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall, could negatively impact our financial position and results of operations.

         In addition, the contract manufacturing services that we offer through Avid expose us to an inherent risk of liability as the antibodies or other substances manufactured by Avid, at the request and to the specifications of our customers, could possibly cause adverse effects or have product defects. We obtain agreements from our customers indemnifying and defending us from any potential liability arising from such risk. There can be no assurance, however, that we will be successful in obtaining such agreements in the future or that such indemnification agreements will adequately protect us against potential claims relating to such contract manufacturing services. Although Avid has procured insurance coverage, there is no guarantee that we will be able to maintain our existing coverage or obtain additional coverage on commercially reasonable terms, or at all, or that such insurance will provide adequate coverage against all potential claims to which we might be exposed. A successful partially or completely uninsured claim against Avid would have a material adverse effect on our consolidated operations.

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

         As of August 5, 2002, we had been out of compliance with the $1.00 minimum closing bid price requirement for 20 consecutive trading days. Under a pilot program implemented by The Nasdaq SmallCap Market which expires on December 31, 2003, if we fail to meet the minimum closing bid price of $1.00 for a period of 30 consecutive trading days, we will be notified by The Nasdaq Stock

Market and we will then have a grace period of 180 calendar days (instead of 90 calendar days under the original requirements) from such notification date to achieve compliance with the applicable standard by meeting the minimum closing bid price requirement for at least 10 consecutive trading days during such 180-day period. Following this initial 180 calendar day grace period, if we can demonstrate either net income of at least $750,000 in either our latest fiscal year or in two of our last three fiscal years, stockholders' equity of $5 million or a market capitalization of at least $50 million, we will be afforded an additional 180 day grace period. We cannot guarantee that we will be able to achieve the minimum bid price requirement or maintain any of the other requirements in the future. If we fail to meet any of The Nasdaq SmallCap Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

         If our common stock is delisted, we will apply to have our common stock quoted on the over-the-counter electronic bulletin board. Upon being delisted, however, our common stock will become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National or SmallCap Market, that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

THE SALE OF SUBSTANTIAL SHARES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         As of August 5, 2002, we had approximately 110,275,000 shares of common stock outstanding, and the last reported sales price of our common stock was $0.76 per share. We could also issue up to approximately 21,522,000 additional shares of common stock upon the exercise of outstanding options and warrants at an average exercise price of $1.62 per share for proceeds of up to approximately $35 million, if exercised on a 100% cash basis. Of the total warrants and options outstanding as of August 5, 2002, approximately 6,334,000 option and warrants would be considered dilutive to shareholders because we would receive an amount per share which is less than the current market price of our common stock. In addition to the above, under our financing commitments entered into during August 2002 as further explained in Note 14 to our consolidated financial statements, we will issue approximately 12,533,000 additional shares of common stock (assuming 100% conversion of the convertible debentures at the initial conversion price of $0.85) and warrants to purchase up to approximately 9,400,000 shares of our common stock at an average exercise price of $0.72 per share.

OUR HIGHLY VOLATILE STOCK PRICE AND TRADING VOLUME MAY ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK.

         The market price of our common stock and the market prices of securities of companies in the biotechnology sector has generally been highly volatile and is likely to continue to be highly volatile. The following table shows the high and low sales price and trading volume of our common stock for each quarter in the two years ended April 30, 2002:

                                              COMMON STOCK             COMMON STOCK TRADING VOLUME
                                              SALES PRICE                    (000'S OMITTED)
                                       ---------------------------    -----------------------------
                                           HIGH            LOW            HIGH             LOW
                                       -------------    ----------    -------------    ------------
    FISCAL YEAR 2002
    Quarter Ended April 30, 2002           $2.90           $1.50           751             135
    Quarter Ended January 31, 2002         $4.00           $1.32         3,525              73
    Quarter Ended October 31, 2001         $2.23           $0.81         4,265             117
    Quarter Ended July 31, 2001            $3.50           $1.21         2,127             127

    FISCAL YEAR 2001
    Quarter Ended April 30, 2001           $2.00           $1.06           705              91
    Quarter Ended January 31, 2001         $2.88           $0.38         2,380             191
    Quarter Ended October 31, 2000         $3.84           $1.94         3,387             200
    Quarter Ended July 31, 2000            $4.75           $2.50         3,742             391

         The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

         o Announcements of technological innovations or new commercial products by us or our competitors;
         o Publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
         o    Our financial results or that of our competitors;
         o Announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
         o Developments and/or disputes concerning our patent or proprietary rights;
         o    Regulatory developments and product safety concerns;
         o General stock trends in the biotechnology and pharmaceutical industry sectors;
         o Economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
         o Health care reimbursement reform and cost-containment measures implemented by government agencies.

         These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

WE MAY NOT BE ABLE TO COMPETE WITH OUR COMPETITORS IN THE BIOTECHNOLOGY INDUSTRY BECAUSE MANY OF THEM HAVE GREATER RESOURCES THAN WE DO AND THEY ARE FURTHER ALONG IN THEIR DEVELOPMENT EFFORTS.

         The biotechnology industry is intensely competitive. It is also subject to rapid change and sensitive to new product introductions or enhancements. We expect to continue to experience significant and increasing levels of competition in the future. Some or all of these companies may have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to our technologies and products. Our competitors with respect to various cancer indications include the companies identified in the following table. Due to the significant number of companies attempting to develop cancer treating products, the following table is not intended to be a comprehensive listing of such competitors, nor is the inclusion of a company intended to be a representation that such company's drug will be approved.

   ----------------------------- --------------- ---------------- -------------------- ----------------
                                                                  MOST RECENT REPORTED
                                     CANCER          PRODUCT        CASH & INVESTMENTS   PEREGRINE'S
         COMPETITOR'S NAME         INDICATION         STATUS             BALANCE        PRODUCT STATUS
   ----------------------------- --------------- ---------------- -------------------- ----------------
   Neurocrine Biosciences            Brain          Phase II      $       306,005,000      Phase II
   NeoPharm                          Brain         Phase I/II     $       118,157,000      Phase II
   Genentech                       Colorectal       Phase III     $     2,452,791,000       Phase I
   Celgene Corporation             Colorectal       Phase III     $       301,825,000       Phase I
   Titan Pharmaceuticals, Inc.       Liver         Phase I/II     $        96,013,000       Phase I
   MGI Pharma                        Liver          Phase II      $        75,822,000       Phase I
   Imclone Systems, Inc.           Pancreatic       Phase II      $       414,739,000       Phase I
   ImmunoGen, Inc.                 Pancreatic        Phase I      $       144,002,000       Phase I
   Vertex Pharmaceuticals, Inc.   Soft-tissue       Phase II      $       699,030,000       Phase I
                                    sarcoma
   Idec Pharmaceuticals             Lymphoma        Approved      $       876,411,000     Phase I/II
   Corixa Corporation               Lymphoma      BLA submitted   $        94,870,000     Phase I/II

         The above information was gathered from the most recent filings with the Securities and Exchange Commission for the above companies. For a listing of other competitors and products in clinical trials, you can utilize the world wide web and web sites such as http://www.biospace.com, http://biotech.about.com, http://www.centerwatch.com. We do not vouch for the accuracy of the information found at these web sites, nor do we intend to incorporate by reference its contents.

IF WE LOSE QUALIFIED MANAGEMENT AND SCIENTIFIC PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN SUCH PERSONNEL, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP OUR PRODUCTS OR WE MAY BE SIGNIFICANTLY DELAYED IN DEVELOPING OUR PRODUCTS.

          Our success is dependent, in part, upon a limited number of key executive officers, each of whom is an at-will employee, and our scientific researchers. For example, because of their extensive understanding of our technologies and product development programs, the loss of either Mr. Steven King, our Vice President of Technology and Product Development, or Dr. Terrence Chew, our Senior Vice President of Clinical and Regulatory Affairs, would adversely affect our development efforts and clinical trial programs during the 6 to 12 month period we estimate it would take to find and train a qualified replacement.

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

ITEM 2.  PROPERTIES
         ----------

         The Company's corporate, research and development, and clinical trial operations are located in two Company-leased office and laboratory buildings with aggregate square footage of approximately 47,770 feet. The facilities are adjacent to one another and are located at 14272 and 14282 Franklin Avenue, Tustin, California 92780-7017. The Company makes combined monthly lease payments of approximately $58,000 for these facilities with a 3.35% rental increase every two years, with the next rental increase scheduled for December 2002. The lease, which commenced in December 1998, has an initial twelve-year term with two five-year term extensions. The Company believes its facilities are adequate for its current needs and that suitable additional substitute space would be available if needed.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         There were no pending legal proceedings outstanding as of April 30, 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the quarter ended April 30, 2002.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
         -----------------------------------------------------------------------

         (a) MARKET INFORMATION. The Company is listed on the SmallCap market of the Nasdaq Stock Market under the trading symbol "PPHM". The following table shows the high and low sales price of the Company's common stock for each quarter in the two years ended April 30, 2002:

                                                  COMMON STOCK SALES PRICE
                                                    HIGH            LOW
                                                 -----------     ----------
            FISCAL YEAR 2002
            Quarter Ended April 30, 2002            $2.90           $1.50
            Quarter Ended January 31, 2002          $4.00           $1.32
            Quarter Ended October 31, 2001          $2.23           $0.81
            Quarter Ended July 31, 2001             $3.50           $1.21

            FISCAL YEAR 2001
            Quarter Ended April 30, 2001            $2.00           $1.06
            Quarter Ended January 31, 2001          $2.88           $0.38
            Quarter Ended October 31, 2000          $3.84           $1.94
            Quarter Ended July 31, 2000             $4.75           $2.50

         (b) HOLDERS. As of August 5, 2002, the number of shareholders of record of the Company's common stock was 5,718.

         (c) DIVIDENDS. No dividends on common stock have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

         (d) RECENT SALES OF UNREGISTERED SECURITIES. Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2002. These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2002, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FIVE YEARS ENDED APRIL 30,
------------------------------------------------------------------------------------------------------------------

                                     2002              2001             2000             1999             1998
                                --------------   --------------   --------------   --------------   --------------

Revenues ....................   $   3,766,000    $     979,000    $      50,000    $          --    $          --

Net loss ....................   $ (11,718,000)   $  (9,535,000)   $ (14,514,000)   $ (19,493,000)   $ (11,824,000)

Net loss attributable to
common shareholders .........   $ (11,718,000)   $  (9,535,000)   $ (14,516,000)   $ (20,039,000)   $ (15,265,000)

Basic and diluted loss
per share ...................   $       (0.11)   $       (0.10)   $       (0.18)   $       (0.30)   $       (0.49)

Weighted average number
of shares of common stock
outstanding .................     104,540,204       95,212,423       81,195,049       66,146,628       30,947,758



                                       CONSOLIDATED BALANCE SHEET DATA
                                               AS OF APRIL 30,
------------------------------------------------------------------------------------------------------------------

                                     2002              2001             2000             1999             1998
                                --------------   --------------   --------------   --------------   --------------

 Cash and cash equivalents ..   $   6,072,000    $   6,327,000    $   4,131,000    $   2,385,000    $   1,736,000

 Working capital
 (deficit) ..................   $   4,007,000    $   1,446,000    $  (3,668,000)   $  (2,791,000)   $  (2,508,000)

 Total Assets ...............   $   7,866,000    $   7,900,000    $   5,953,000    $   7,370,000    $  12,039,000

 Long-term debt .............   $          --    $       2,000    $      89,000    $   3,498,000    $   1,926,000

 Accumulated deficit ........   $(128,447,000)   $(116,729,000)   $(107,194,000)   $ (92,678,000)   $ (72,639,000)

 Stockholders' equity
 (deficit) ..................   $   5,083,000    $   2,686,000    $  (2,721,000)   $  (2,133,000)   $   5,448,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The following discussion is included to describe the Company's financial position and results of operations for each of the three years in the period ended April 30, 2002. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

         OVERVIEW.
         ---------

         Peregrine, located in Tustin, California, is a biopharmaceutical company engaged in the research, development, manufacture and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. During January 2002, the Company announced the formation of its wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid") to provide an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices ("cGMP").

         Peregrine's main focus is on the development of its collateral targeting antibody-based technologies. Collateral targeting antibodies bind to or target stable structures found in most solid tumors, such as structures found in the necrotic core of the tumor or markers found specifically on tumor blood vessels. In pre-clinical and/or clinical studies, these antibodies are capable of targeting and delivering therapeutic killing agents that destroy cancerous tumor cells. In addition, the Company has a direct tumor-targeting antibody, Oncolym(R), for the treatment of non-Hodgkins B-cell Lymphoma ("NHL").

         CRITICAL ACCOUNTING POLICIES.
         -----------------------------

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the periods presented. The Company explains these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These accounting estimates are based on current information, historical experience and on other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Therefore, on an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and the allowance for its receivables.

         We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements.

         REVENUE RECOGNITION - Revenues related to up-front fees from licensing arrangements are initially recorded as deferred license revenue and are generally recognized over the estimated term of the agreement. Revenues related to licensing agreements that are related to contingent obligations or milestones are recognized when cash has been received and all obligations or milestones of the Company have been met.

         Contract manufacturing revenues generated from Avid are generally recognized once the service has been provided and all milestones and testing have been completed. Amounts received in advance are recorded as deferred revenue until the related service is completed or milestone is achieved.

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

         ALLOWANCE FOR DOUBTFUL RECEIVABLES - The Company continually monitors its allowance for all receivables. A considerable amount of judgement is required in assessing the ultimate realization of these receivables and the Company estimates an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.


         RESULTS OF OPERATIONS.
         ----------------------

       YEAR ENDED APRIL 30, 2002 COMPARED TO THE YEAR ENDED APRIL 30, 2001

         NET LOSS. The Company's net loss of approximately $11,718,000 for the fiscal year ended April 30, 2002 represents an increase in net loss of $2,183,000 in comparison to the net loss of approximately $9,535,000 for the fiscal year ended April 30, 2001. The increase in net loss is primarily due to an increase in total operating expenses of $4,792,000 and a decrease in interest and other income of $409,000 combined with a $231,000 decrease in interest and other expense. Such amounts were offset by a $2,787,000 increase in license and other revenue.

         LICENSE AND OTHER REVENUE. The increase in license and other revenue of $2,787,000 during the year ended April 30, 2002 compared to the prior year is primarily due to an increase in license revenue resulting from the recognition of a $3,000,000 up-front licensing payment received from Schering A.G. in March 1999. During June 2001, we recognized deferred license revenue of $3,000,000 when we assumed the Oncolym(R) licensing rights from Schering A.G. and met all obligations under the agreement. The Company has recognized all deferred license revenue through fiscal year 2002 and is unable to estimate any future license revenue due to the uncertainty of future licensing partners. Future revenues generated by Avid Bioservices, Inc., cannot be reasonably estimated at this time because Avid lacks historical experience having only commenced operations in January 2002.

         TOTAL OPERATING EXPENSES. The Company's total operating expenses increased $4,792,000 during the year ended April 30, 2002 compared to the prior year. The increase in total operating expenses is due to an increase in research and development expenses of $3,757,000, a one-time expense of $2,000,000 related to the purchase of in-process research and development whereby the Company reacquired full rights and interest to the VTA platform technology it contributed to the joint venture with Oxigene, Inc., offset by a $965,000 decrease in general and administrative expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include internal salary expenses, contracted clinical trial fees, building lease and facility expenses, contract research expenses, sponsored research expenses paid to two universities, material and supplies for the research and manufacturing laboratories, patent legal fees, stock-based compensation expense, utilities and other general research costs. The increase in research and development expenses of $3,757,000 during the year ended April 30, 2002 compared to the same period in the prior year is primarily due to an increase in the following expenses:

         i) CLINICAL TRIAL PROGRAM EXPENSES. The increase in clinical trial program expenses is primarily due to the increase in expenses associated with the planned Phase III clinical trial for the treatment of brain cancer combined with an increase in enrollment for our various Phase I Cotara(TM) studies. These amounts were offset by a decrease in Oncolym(R) expenses which were allocated to us in the prior year by our former licensing partner. Our clinical trial program under development during fiscal year 2002 was as follows:


                     DEVELOPMENT STATUS (TRIAL START DATE)                              CANCER INDICATION
----------------------------------------------------------------------------------   ------------------------
1.  Planned multi-center, multi-national Phase III trial using intratumoral          Malignant Glioma (Brain
      administration of Cotara(TM)(pending approval).                                Cancer)

2.  U.S. multi-center Phase II trial using intratumoral administration               Malignant Glioma (Brain
      of Cotara(TM) (December 1998).                                                 Cancer)

3.  Phase I trial using intravenous administration of Cotara(TM)(October 2000).      Colorectal Cancer

4.  Phase I trial using intravenous administration of Cotara(TM)(April 2001).        Soft Tissue Sarcoma

5.  Phase I trial using intravenous administration Cotara(TM)(April 2001).           Pancreatic or Biliary
                                                                                     Cancer

6.  Phase I Study of Cotara(TM)after Radiofrequency Ablation of Hepatic              Liver or Hepatic Cancer
      Cancer (April 2001)

7.  Phase I/II Study of Oncolym(R)for the treatment of previously treated diffuse    non-Hodgkin's
      large B-cell lymphoma (Peregrine re-acquired rights in June 2001)              Lymphoma

         ii) PRE-CLINICAL DEVELOPMENT EXPENSES. In addition to the additional costs incurred for our clinical trial program, we have incurred an increase in expenses associated with our pre-clinical development of our two other platform technologies: Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"). We have increased our sponsored research funding with the University of Southern California and the University of Texas Southwestern Medical Center for the development of our VEA and VTA technologies, respectively, compared to the prior year. In addition, patent legal fees have increased in the fourth quarter of fiscal year 2002 after we reacquired our VTA rights from Oxigene, Inc., our former joint venture partner, on February 28, 2002.

         iii) MANUFACTURING OF ANTIBODIES FOR CLINICAL TRIALS. Moreover, we have incurred an increase in manufacturing expenses compared to the same period in the prior year as we are increasing our supply of Cotara(TM) for the planned Phase III clinical trial for the treatment of brain cancer in addition to preparing our facility for manufacturing biologics for other companies. In addition, in order to operate a cGMP facility, we have incurred an increase in salary and facility expenses as it requires highly specialized personnel and equipment that must be maintained on a continual basis.

         iv) STOCK-BASED COMPENSATION EXPENSE. The current fiscal year increase was further supplemented by an increase in stock-based compensation expense associated with the fair value of options granted to non-employee consultants who are assisting us with the development of our platform technologies. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

         The following represents the expenses we have incurred by each major platform technology.

                                              R&D EXPENSES-       R&D EXPENSES-
             PLATFORM TECHNOLOGY               YEAR ENDED       FOUR YEARS ENDED
              UNDER DEVLOPMENT               APRIL 30, 2002      APRIL 30, 2002
       -------------------------------       --------------     ----------------
       TNT development (Cotara(TM))          $   7,364,000      $    18,370,000
       VEA development                           1,392,000            2,423,000
       VTA development                           1,523,000            3,009,000
       LYM development (Oncolym(R))              1,227,000           12,879,000

                                             --------------     ----------------
       Total R&D expenses                    $  11,506,000      $    36,681,000
                                             ==============     ================

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

         We have expended substantial funds on the research, development and clinical trials of our product candidates, including our planned Phase III clinical trial for the treatment of brain cancer. Although we have sufficient cash on hand to meet our obligations on a timely basis through at least the next 12 months from our balance sheet date, we will continue to require additional funding to sustain our research and development efforts, provide for additional clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations, until we are able to generate sufficient revenue from our contract manufacturing services provided by Avid Bioservices, Inc., and/or through the sale and/or licensing of our products. Although we expect research and development expenses to decrease over the next fiscal year based on our current capital resources and financing commitments, we have the ability to expand our research and development plans based on our available capital resources from future financing activities and the operations of Avid.

         It is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

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

         o The uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;
         o The uncertainty of the rate at which patients are enrolled into our studies. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
         o The uncertainty of terms related to potential future partnering or licensing arrangements;
         o The uncertainty of our capital resources to fund these studies beyond the next twelve months; and
         o The uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

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

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE. During February 2002, the Company entered into a Plan and Agreement of Liquidation with Oxigene, Inc., to dissolve the joint venture initiated in May 2000 to develop Vascular Targeting Agents. Under the terms of the Plan and Agreement of Liquidation, the Company paid Oxigene $2,000,000 in cash, which the Company charged as a one-time expense to in-process research and development expense as the related technology has not reached technological feasibility. In exchange, the Company reacquired full rights and interest to the Vascular Targeting Agent technology it contributed to the joint venture.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses of $965,000 during the year ended April 30, 2002 compared to the prior year resulted primarily from a decrease in stock-based compensation expense associated with the amortization of the fair value of warrants granted in prior years which were fully amortized as of April 30, 2001. In addition, the current fiscal year decrease in expense was supplemented by a decrease in severance expense due to a prior year non-recurring expense of $250,000 regarding a global settlement with a former officer of the Company plus a decrease in related legal fees. The above decreases were offset by an increase in business development, salary and other general expenses associated with the formation of our wholly owned subsidiary, Avid Bioservices, Inc., combined with an increase business development expenses associated with Peregrine's licensing activities. The Company expects general and administrative expenses to slightly increase during the next fiscal year primarily due to the planned increase in operations and business development activities of Avid Bioservices, Inc., combined with an anticipated increase in Peregrine's business development activities associated with the potential licensing of certain VTA rights that are not planned to be developed internally.

         INTEREST AND OTHER INCOME. The decrease in interest and other income of $409,000 during the year ended April 30, 2002 compared to the prior year is primarily due to a decrease in interest income as a result of lower prevailing interest rates combined with a decrease in our average cash balance on hand during the current fiscal year compared to the prior fiscal year. In addition, the current fiscal year decrease in interest and other income was further supplemented by a decrease in other income primarily due to the collection of a $175,000 past due promissory note in the prior fiscal year.

         INTEREST AND OTHER EXPENSE. The decrease in interest and other expense of $231,000 during the year ended April 30, 2002 compared to the prior year resulted primarily from a decrease in interest expense associated with a $3,300,000 note payable to Biotechnology Development Ltd. ("BTD") associated with the acquisition of the Oncolym(R) rights in Europe, which was paid in full during fiscal year 2001. BTD is a limited partnership controlled by Mr. Edward
J. Legere, our President, Chief Executive Officer and a member of the Board of Directors.


         YEAR ENDED APRIL 30, 2001 COMPARED TO YEAR ENDED APRIL 30, 2000

         NET LOSS. The Company's net loss of approximately $9,535,000 for the fiscal year ended April 30, 2001 represents a decrease in net loss of $4,979,000 in comparison to the net loss of approximately $14,514,000 for the fiscal year ended April 30, 2000. The decrease in net loss is primarily due to a decrease in total operating expenses of $2,968,000 and a decrease in interest expense of $466,000 combined with a $929,000 increase in license and other revenue and a $616,000 increase in interest and other income.

         LICENSE AND OTHER REVENUE. The increase in revenue of $929,000 during the year ended April 30, 2001 compared to the same period in the prior year is primarily due to an increase in license revenue resulting from the amortization of up-front license fees associated with four licensing collaborations that were consummated during fiscal year 2001.

         TOTAL OPERATING EXPENSES. The Company's total operating expenses decreased $2,968,000 during the year ended April 30, 2001 compared to the same period in the prior year. The decrease in total operating expenses is primarily related to a one-time prior year expense of $1,863,000 related to the provision for a note receivable (a non-cash charge) whereby the Company established a 100% provision for a note receivable from the buyer of the Company's leased facilities. In addition, the decrease in operating expenses was supplemented by an $882,000 decrease in research and development expenses and a $223,000 decrease in general and administrative expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses of $882,000 during the year ended April 30, 2001 compared to the same period in the prior year is primarily due to a decrease in expenses associated with manufacturing and radiolabeling. The Company reduced the number of personnel in the Manufacturing Department and other ancillary departments as the Company did not manufacture clinical antibody material during the majority of fiscal year 2001. The Company has scaled down its manufacturing operations to support only clinical trials. In addition, the Company significantly decreased research and development spending associated with the development of a commercial radiolabeling facility and process. The Company had also reduced the research and development fees associated with radiolabeling by consolidating the clinical radiolabeling activities for both Oncolym(R) and Cotara(TM) to one company in the U.S. The above decreases were supplemented by decreases in patent legal fees, patent maintenance fees and sponsored research fees associated with the VTA technology as these fees were incurred by Oxigene, Inc., our former joint venture partner for the VTA technology. The current year decreases in research and development expenses were offset by an increase in clinical trial expenses associated with the ongoing Phase II clinical trial using Cotara(TM) for the treatment of brain cancer, the Phase I studies at Stanford University Medical Center using Cotara(TM) for the treatment of colorectal, pancreatic and soft-tissue sarcoma cancers, and the Phase I/II study using Oncolym(R) for the treatment of non-Hodgkin's B-cell Lymphoma, which was being developed by Schering A.G.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses of $223,000 during the year ended April 30, 2001 compared to the same period in the prior year resulted primarily from a net decrease in aggregate gross salaries expensed in the Administration Department combined with a decrease in stock-based compensation expense. The decrease in stock-based compensation expense is primarily due to a prior year one-time expense of $313,000 for the issuance of a warrant to Swartz Private Equity, LLC ("SPE") to purchase up to 750,000 shares of the Company's common stock in consideration of a commitment by SPE to fund a $35,000,000 equity line financing over a three year term. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in SPE. These amounts were offset by an increase in annual shareholder meeting costs due to the increased printing and distribution costs of the annual meeting materials, resulting from the increased number of shareholders compared to the prior year. In addition, the decrease in expenses was offset by an increase in public relation expenses associated with the development of the Company's new web site and an increase in consulting fees related to public and media relations.

         INTEREST AND OTHER INCOME. The increase in interest and other income of $616,000 during the year ended April 30, 2001 compared to the same period in the prior year resulted primarily from an increase in interest income earned on the Company's increased level of cash and cash equivalents on hand combined with an increase in other income related to the collection of a $175,000 past due promissory note.

         INTEREST AND OTHER EXPENSE. The decrease in interest and other expense of $466,000 during the year ended April 30, 2001 compared to the same period in the prior year resulted primarily from a decrease in loss on the disposal and write-down of property of $318,000, primarily related to expenses recorded in the prior year regarding the write-down of laboratory equipment held for sale, combined with a decrease in interest expense of $148,000 primarily due to a lower average outstanding note payable balance to Biotechnology Development Ltd. during fiscal year 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

         During August 2002, we entered into two financing transactions (as further explained in our notes to the consolidated financial statements contained herein) with eight investors, whereby we issued convertible debentures which are due in three years for an aggregate of $3,750,000 (and are currently convertible into approximately 4,412,000 shares of common stock), sold approximately 8,121,000 shares of common stock and issued warrants to purchase up to approximately 9,400,000 shares of common stock, for aggregate gross proceeds of $9,000,000.

         As of August 13, 2002, the Company had $10,002,000 in cash on hand and cash commitments under various signed and executed financing agreements as further explained in Note 14 of our consolidated financial statements. The Company has financed its operations primarily through the sale of common stock, which has been supplemented with payments received from various licensing collaborations. During fiscal year 2002, the Company supported its cash used in operations of $13,353,000 primarily through the sale of its common stock, whereby the Company raised net proceeds of $13,368,000.

         The Company has expended substantial funds on the development of its product candidates and for clinical trials and it has incurred negative cash flows from operations for the majority of its years since inception. The Company expects negative cash flows from operations to continue until it is able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of its products under development.

        Revenues earned by contract manufacturing services through April 30, 2002 have been insignificant due to the lengthy product development process that is generally required before a product is manufactured. The Company expects that Avid will continue to generate revenues for the foreseeable future and although we anticipate that such revenues will lower our monthly negative cash flows, thereby reducing the amount of capital the Company will need to raise from alternative sources, the Company expects that it will continue to need to raise additional capital to provide for various ongoing clinical trials for the treatment of cancer including the planned Phase III clinical trial for the treatment of brain cancer combined with the development and pre-clinical costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the expansion of Avid's manufacturing capabilities.

         Although the Company expects research and development expenses to decrease over the next fiscal year based on our available capital resources, the Company will have the ability to expand its research and development plans if it is successful in obtaining additional required capital through one or more methods including, the expansion of our contract manufacturing business, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with other companies. There can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

         We believe that we have sufficient cash on hand and under financing commitments to meet our obligations on a timely basis through at least the next 12 months beyond our balance sheet date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at April 30, 2002, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
         ------------------------------------------

         Reference is made to the financial statements included in this Report at pages F-1 through F-27.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

         Not applicable.
                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 2002 Annual Shareholders' Meeting.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 2002 Annual Shareholders' Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement for the Company's 2002 Annual Shareholder's Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         During September 1995, the Company entered into an agreement with Cancer Therapeutics, Inc. whereby the Company granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the Peoples Republic of China for a period of 10 years, subject to the major pharmaceutical company obtaining product approval within 36 months. In exchange for this right, the major pharmaceutical company would be required to fund not less than $3,000,000 for research and development expenses of Cancer Therapeutics related to TNT and the Company would retain exclusive rights to all research, product development and data outside of the Peoples Republic of China. The technology was then sublicensed to Brilliance Shanghai Pharmaceuticals, Inc. ("Brilliance"). In addition, the Company is entitled to receive 50% of all revenues received by Cancer Therapeutics with respect to its sublicensing of TNT to Brilliance. During March 2001, the Company extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. Dr. Clive Taylor, a member of the Company's Board of Directors, owns 26% of Cancer Therapeutics and is an officer and director of Cancer Therapeutics. Dr. Taylor has abstained from voting at meetings of the Company's board of directors on any matters relating to Cancer Therapeutics or Brilliance. Through fiscal year ended April 30, 2002, Cancer Therapeutics has not derived any revenues from its agreement with Brilliance.

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

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT
         ----------------------------------------------------------------
         SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------

(a)      (1)      Consolidated Financial Statements
                  ---------------------------------

         The financial statements and schedules listed below are filed as part of this Report:

                                                                            Page
                                                                            ----

                  Report of Independent Auditors                            F-1

                  Consolidated Balance Sheets as of                         F-2
                  April 30, 2002 and 2001

                  Consolidated Statements of Operations                     F-4
                  for each of the three years in the period ended April 30, 2002

                  Consolidated Statements of Stockholders'                  F-5
                  Equity (Deficit) for each of the three
                  years in the period ended April 30, 2002

                  Consolidated Statements of Cash Flows                     F-6
                  for each of the three years in the period ended April 30, 2002

                  Notes to Consolidated Financial Statements                F-8

         (2)      Financial Statement Schedules
                  -----------------------------

                  II       Valuation and Qualifying Accounts                F-27


       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    EXHIBIT                                                                     SEQUENTIAL
    NUMBER                                   DESCRIPTION                          PAGE NO.
    ------         -------------------------------------------------------------  --------

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


    EXHIBIT                                                                     SEQUENTIAL
    NUMBER                                   DESCRIPTION                          PAGE NO.
    ------         -------------------------------------------------------------  --------

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
                   33-8664)).*


    EXHIBIT                                                                     SEQUENTIAL
    NUMBER                                   DESCRIPTION                          PAGE NO.
    ------         -------------------------------------------------------------  --------

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


    EXHIBIT                                                                     SEQUENTIAL
    NUMBER                                   DESCRIPTION                          PAGE NO.
    ------         -------------------------------------------------------------  --------

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


    EXHIBIT                                                                     SEQUENTIAL
    NUMBER                                   DESCRIPTION                          PAGE NO.
    ------         -------------------------------------------------------------  --------

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

     10.63         Change in Control Agreement dated September 27, 1999 between
                   Registrant and Terrence Chew, V.P. of Clinical and Regulatory
                   Affairs (Incorporated by reference to Exhibit 10.63 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999).*

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


    EXHIBIT                                                                     SEQUENTIAL
    NUMBER                                   DESCRIPTION                          PAGE NO.
    ------         -------------------------------------------------------------  --------

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

     10.73 Common Stock Purchase Agreement to purchase up to 6,000,000 shares of Common Stock of Registrant issued to ZLP Master
                   Fund, LTD, ZLP Master Technology Fund, LTD, Eric Swartz,
                   Michael C. Kendrick, Vertical Ventures LLC and Triton West
                   Group, Inc. dated November 16, 2001 (Incorporated by reference to Exhibit 10.73 to Registrant's Current Report on
                   Form 8-K dated November 19, 2001, as filed with the Commission on November 19, 2001).

     10.74 Form of Warrant to be issued to Investors pursuant to the Common Stock Purchase Agreement dated November 16, 2001
                   (Incorporated by reference to Exhibit 10.74 to Registrant's
                   Current Report on Form 8-K dated November 19, 2001, as filed with the Commission on November 19, 2001).

     10.75 Common Stock Purchase Agreement to purchase 1,100,000 shares of Common Stock of Registrant issued to ZLP Master Fund, LTD and Vertical Capital Holdings, Ltd. dated January 28, 2002
                   (Incorporated by reference to Exhibit 10.75 to Registrant's
                   Current Report on Form 8-K dated January 31, 2002, as filed with the Commission on February 5, 2002).

     10.76 Form of Warrant to be issued to Investors pursuant to the Common Stock Purchase Agreement dated January 28, 2002
                   (Incorporated by reference to Exhibit 10.76 to Registrant's
                   Current Report on Form 8-K dated January 31, 2002, as filed with the Commission on February 5, 2002).


    EXHIBIT                                                                     SEQUENTIAL
    NUMBER                                   DESCRIPTION                          PAGE NO.
    ------         -------------------------------------------------------------  --------
     21            Subsidiary of Registrant ***

     23.1          Consent of Independent Auditors ***

     99.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

-------------------------------
        *          This Exhibit is a management contract or a compensation plan or arrangement.
       **          Portions omitted pursuant to a request of confidentiality
                   filed separately with the Commission.
      ***          Filed herewith.



(b) Reports on Form 8-K:

         (i) On January 28, 2002, the Company and two investors entered into a Common Stock Purchase Agreement, pursuant to which the Registrant sold an aggregate of 1,100,000 shares of its common stock, par value $.001 per share, and warrants to purchase up to 275,000 shares of common stock, to two investors resulting in the Company receipt of gross proceeds of $2,200,000.

         (ii) On February 28, 2002, the Company entered into an agreement to conclude the Arcus Therapeutics, LLC joint venture, with Oxigene, Inc. Under the terms of the agreement, the Company paid Oxigene, Inc. $2,000,000 and reacquired the full rights and interest to the Vascular Targeting Agent technology it contributed to the joint venture.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PEREGRINE PHARMACEUTICALS, INC.



Dated:  August 13, 2002                  By: /s/ Edward J. Legere
                                             -----------------------------------
                                             Edward J. Legere, President and CEO



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                            Date
---------                                   --------                            ----


/s/ Edward J. Legere                        President & Chief Executive         August 13, 2002
------------------------------------        Officer (Principal Executive
Edward J. Legere                            Officer) and Director


/s/ Paul J. Lytle                           Vice President of Finance           August 13, 2002
------------------------------------        and Accounting (Principal
Paul J. Lytle                               Financial and Principal
                                            Accounting Officer)


/s/ Carlton M. Johnson                      Director                            August 13, 2002
------------------------------------
Carlton M. Johnson


/s/ Eric S. Swartz                          Director                            August 13, 2002
------------------------------------
Eric S. Swartz


/s/ Clive R. Taylor, M.D., Ph.D.            Director                            August 13, 2002
------------------------------------
Clive R. Taylor, M.D., Ph.D.

REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Peregrine Pharmaceuticals, Inc.


We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. (the Company) as of April 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                  /s/ ERNST & YOUNG LLP


Orange County, California
June 21, 2002,
except for Notes 1 and 14, as to which the date is August 13, 2002

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2002 AND 2001
----------------------------------------------------------------------------------------

                                                                2002            2001
                                                             ------------   ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                    $ 6,072,000    $ 6,327,000
Trade and other receivables, net of allowance for doubtful
   accounts of $80,000 (2002) and $54,000 (2001)                 328,000         46,000
Prepaid expenses and other current assets                        390,000        264,000
                                                             ------------   ------------

       Total current assets                                    6,790,000      6,637,000

PROPERTY:
Leasehold improvements                                           267,000        208,000
Laboratory equipment                                           1,803,000      1,818,000
Furniture, fixtures and computer equipment                       698,000        704,000
                                                             ------------   ------------

                                                               2,768,000      2,730,000
Less accumulated depreciation and amortization                (1,853,000)    (1,613,000)
                                                             ------------   ------------

       Property, net                                             915,000      1,117,000

OTHER ASSETS:
Note receivable, net of allowance of
   $1,705,000 (2002) and $1,759,000 (2001)                            --             --
Other, net                                                       161,000        146,000
                                                             ------------   ------------

       Total other assets                                        161,000        146,000
                                                             ------------   ------------

TOTAL ASSETS                                                 $ 7,866,000    $ 7,900,000
                                                             ============   ============

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2002 AND 2001 (CONTINUED)
---------------------------------------------------------------------------------------

                                                             2002             2001
                                                        --------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                        $   1,070,000    $     675,000
Accrued clinical trial site fees                              607,000          268,000
Accrued legal and accounting fees                             303,000          206,000
Notes payable, current portion                                  2,000           86,000
Accrued payroll and related costs                             374,000          122,000
Accrued royalties and license fees                            189,000          147,000
Other current liabilities                                     238,000          187,000
Deferred license revenue                                           --        3,500,000
                                                        --------------   --------------

       Total current liabilities                            2,783,000        5,191,000

NOTES PAYABLE                                                      --            2,000
DEFERRED LICENSE REVENUE                                           --           21,000
COMMITMENTS AND CONTINGENCIES                                      --               --

STOCKHOLDERS' EQUITY:
Common stock-$.001 par value; authorized 150,000,000
    shares; outstanding 2002 - 110,275,209; 2001 -
    97,288,934                                                110,000           97,000
Additional paid-in-capital                                134,221,000      120,253,000
Deferred stock compensation                                  (801,000)        (935,000)
Accumulated deficit                                      (128,447,000)    (116,729,000)
                                                        --------------   --------------

       Total stockholders' equity                           5,083,000        2,686,000
                                                        --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   7,866,000    $   7,900,000
                                                        ==============   ==============

          See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002
------------------------------------------------------------------------------------------------


                                                    2002             2001               2000
                                                --------------   --------------   --------------

LICENSE AND OTHER REVENUE                       $   3,766,000    $     979,000    $      50,000

OPERATING EXPENSES:
Research and development                           11,506,000        7,749,000        8,631,000
General and administrative                          2,478,000        3,443,000        3,666,000
Purchased in-process research and development       2,000,000               --               --
Provision for note receivable                              --               --        1,863,000
                                                --------------   --------------   --------------

 Total operating expenses                          15,984,000       11,192,000       14,160,000
                                                --------------   --------------   --------------

LOSS FROM OPERATIONS                              (12,218,000)     (10,213,000)     (14,110,000)

OTHER INCOME (EXPENSE):
Interest and other income                             512,000          921,000          305,000
Interest and other expense                            (12,000)        (243,000)        (709,000)
                                                --------------   --------------   --------------

NET LOSS                                        $ (11,718,000)   $  (9,535,000)   $ (14,514,000)
                                                ==============   ==============   ==============

Net loss before preferred stock
    accretion and dividends                     $ (11,718,000)   $  (9,535,000)   $ (14,514,000)

Imputed dividends on preferred stock                       --               --           (2,000)
                                                --------------   --------------   --------------
NET LOSS APPLICABLE TO COMMON STOCK             $ (11,718,000)   $  (9,535,000)   $ (14,516,000)
                                                ==============   ==============   ==============
WEIGHTED AVERAGE SHARES OUTSTANDING               104,540,204       95,212,423       81,195,049
                                                ==============   ==============   ==============
BASIC AND DILUTED LOSS PER COMMON SHARE         $       (0.11)   $       (0.10)   $       (0.18)
                                                ==============   ==============   ==============

          See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        ADDITIONAL
                                                                     PREFERRED STOCK           COMMON STOCK              PAID-IN
                                                                      SHARES   AMOUNT    SHARES           AMOUNT         CAPITAL
                                                                     --------   ----  --------------  --------------  --------------

                                                                     --------   ----  --------------  --------------  --------------
BALANCES, MAY 1, 1999 ..............................................     121     --      73,372,205   $      73,000   $  92,624,000
                                                                     --------   ----  --------------  --------------  --------------
Common stock issued upon conversion of Class C preferred stock .....    (121)    --         312,807           1,000          (1,000)
Accretion of Class C dividends .....................................      --     --              --              --              --
Common stock issued for cash under Equity Line, net of cash
  offering costs of $781,000 .......................................      --     --       9,712,044          10,000       7,947,000
Common stock issued for cash under Subscription Agreement with
  related parties ..................................................      --     --       2,000,000           2,000         498,000
Common stock issued upon conversion of Class C warrants
  and Equity Line warrants .........................................      --     --       1,048,802           1,000          41,000
Common stock issued for cash upon exercise of options
  and warrants......................................................      --     --       3,092,648           3,000       2,497,000
Common stock issued for services, license rights, interest,
  and under severance agreements ...................................      --     --       1,074,104           1,000       1,183,000
Deferred stock compensation ........................................      --     --              --              --       1,851,000
Stock-based compensation ...........................................      --     --              --              --              --
Reduction of notes receivable ......................................      --     --              --              --              --
Net loss ...........................................................      --     --              --              --              --
                                                                     --------   ----  --------------  --------------  --------------
BALANCES, APRIL 30, 2000 ...........................................      --     --      90,612,610          91,000     106,640,000
                                                                     --------   ----  --------------  --------------  --------------

Common stock issued for cash under Equity Line, net of cash
  offering costs of $728,000 .......................................      --     --       5,212,564           5,000       9,368,000
Common stock issued upon conversion of Equity Line warrants ........      --     --           9,801              --              --
Common stock issued for cash upon exercise of options
  and warrants .....................................................      --     --         200,278              --          88,000
Common stock issued to OXiGENE, Inc. for cash under joint
  venture ..........................................................      --     --         585,009           1,000       1,999,000
Common stock issued to Schering A.G. for obligations under the
  license agreement amendment ......................................      --     --         518,672              --       1,300,000
Common stock issued for cash to SuperGen, Inc. under
  license agreement ................................................      --     --         150,000              --         600,000
Deferred stock compensation ........................................      --     --              --              --         258,000
Stock-based compensation ...........................................      --     --              --              --              --
Net loss ...........................................................      --     --              --              --              --
                                                                     --------   ----  --------------  --------------  --------------
BALANCES, APRIL 30, 2001 ...........................................      --     --      97,288,934          97,000     120,253,000
                                                                     --------   ----  --------------  --------------  --------------

Common stock issued for cash under Equity Line, net of
   cash offering costs of $478,000 .................................      --     --       5,039,203           5,000       5,031,000
Common stock issued for cash upon exercise of options
  and warrants .....................................................      --     --         847,072           1,000         468,000
Common stock issued for cash under Shelf, net of cash
   offering costs of $87,000 .......................................      --     --       7,100,000           7,000       7,856,000
Deferred stock compensation ........................................      --     --              --              --         613,000
Stock-based compensation ...........................................      --     --              --              --              --
Net loss ...........................................................      --     --              --              --              --
                                                                     --------   ----  --------------  --------------  --------------
BALANCES, APRIL 30, 2002 ...........................................      --    $--     110,275,209   $     110,000   $ 134,221,000
                                                                     ========   ====  ==============  ==============  ==============

                                                                                                                         (CONTINUED)


                                                             F-5a


                                                                                                         NOTES            TOTAL
                                                                      DEFERRED                        RECEIVABLE      STOCKHOLDERS'
                                                                       STOCK         ACCUMULATED     FROM SALE OF        EQUITY
                                                                    COMPENSATION       DEFICIT       COMMON STOCK       (DEFICIT)
                                                                   --------------   --------------   --------------   --------------

                                                                   --------------   --------------   --------------   --------------
BALANCES, MAY 1, 1999 ............................................ $  (1,845,000)   $ (92,678,000)   $    (307,000)   $  (2,133,000)
                                                                   --------------   --------------   --------------   --------------
Common stock issued upon conversion of Class C preferred stock ...            --               --               --               --
Accretion of Class C dividends ...................................            --           (2,000)              --           (2,000)
Common stock issued for cash under Equity Line, net of cash
  offering costs of $781,000 .....................................            --               --               --        7,957,000
Common stock issued for cash under Subscription Agreement with
  related parties ................................................            --               --               --          500,000
Common stock issued upon conversion of Class C warrants
  and Equity Line warrants .......................................            --               --               --           42,000
Common stock issued for cash upon exercise of options
  and warrants ...................................................            --               --               --        2,500,000
Common stock issued for services, license rights, interest,
  and under severance agreements .................................            --               --               --        1,184,000
Deferred stock compensation ......................................    (1,851,000)              --               --               --
Stock-based compensation .........................................     1,438,000               --               --        1,438,000
Reduction of notes receivable ....................................            --               --          307,000          307,000
Net loss .........................................................            --      (14,514,000)              --      (14,514,000)
                                                                   --------------   --------------   --------------   --------------
BALANCES, APRIL 30, 2000 .........................................    (2,258,000)    (107,194,000)              --       (2,721,000)
                                                                   --------------   --------------   --------------   --------------

Common stock issued for cash under Equity Line, net of cash
  offering costs of $728,000 .....................................            --               --               --        9,373,000
Common stock issued upon conversion of Equity Line warrants ......            --               --               --               --
Common stock issued for cash upon exercise of options
  and warrants ...................................................            --               --               --           88,000
Common stock issued to OXiGENE, Inc. for cash under joint
  venture ........................................................            --               --               --        2,000,000
Common stock issued to Schering A.G. for obligations under the
  license agreement amendment ....................................            --               --               --        1,300,000
Common stock issued for cash to SuperGen, Inc. under
  license agreement ..............................................            --               --               --          600,000
Deferred stock compensation ......................................      (258,000)              --               --               --
Stock-based compensation .........................................     1,581,000               --               --        1,581,000
Net loss .........................................................            --       (9,535,000)              --       (9,535,000)
                                                                   --------------   --------------   --------------   --------------
BALANCES, APRIL 30, 2001 .........................................      (935,000)    (116,729,000)              --        2,686,000
                                                                   --------------   --------------   --------------   --------------

Common stock issued for cash under Equity Line, net of
  cash offering costs of $478,000 ................................            --               --               --        5,036,000
Common stock issued for cash upon exercise of options
  and warrants ...................................................            --               --               --          469,000
Common stock issued for cash under Shelf, net of cash
  offering costs of $87,000 ......................................            --               --               --        7,863,000
Deferred stock compensation ......................................      (613,000)              --               --               --
Stock-based compensation .........................................       747,000               --               --          747,000
Net loss .........................................................            --      (11,718,000)              --      (11,718,000)
                                                                   --------------   --------------   --------------   --------------
BALANCES, APRIL 30, 2002 ......................................... $    (801,000)   $(128,447,000)   $          --    $   5,083,000
                                                                   ==============   ==============   ==============   ==============

                              See accompanying notes to consolidated financial statements.

                                                          F-5b

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002
----------------------------------------------------------------------------------------------------------

                                                                 2002            2001             2000
                                                             -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(11,718,000)   $ (9,535,000)   $(14,514,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Provision for note receivable                                       --              --       1,863,000
   Allowance for bad debts                                         25,000              --              --
   Depreciation and amortization                                  424,000         412,000         516,000
   (Gain)/loss on disposal of long-term assets and
    write-down of property held for sale                          (73,000)          9,000         327,000
  Stock-based compensation expense and common stock issued
    for interest, services, and under severance agreements        747,000       2,881,000       2,622,000
  Severance expense                                                    --              --         213,000
Changes in operating assets and liabilities, net of
   effects from acquisition of subsidiaries:
  Trade and other receivables                                    (307,000)         44,000         142,000
  Prepaid expenses and other current assets                      (106,000)          4,000          69,000
  Other assets                                                         --              --         187,000
  Accounts payable                                                394,000         153,000        (376,000)
  Accrued clinical trial site fees                                339,000         (12,000)       (411,000)
  Deferred license revenue                                     (3,521,000)         21,000         500,000
  Other accrued expenses and current liabilities                  443,000        (211,000)       (437,000)
                                                             -------------   -------------   -------------

     Net cash used in operating activities                    (13,353,000)     (6,234,000)     (9,299,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                    131,000           2,000              --
Property acquisitions                                            (280,000)       (242,000)       (201,000)
(Increase) decrease in other assets                               (35,000)         20,000          47,000
                                                             -------------   -------------   -------------
     Net cash used in investing activities                       (184,000)       (220,000)       (154,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                     13,368,000      12,061,000      10,999,000
Payment of Class C preferred stock dividends                           --              --          (2,000)
Payments on notes receivable from sale of common stock                 --              --         307,000
Principal payments on notes payable                               (86,000)     (3,411,000)       (105,000)
                                                             -------------   -------------   -------------

     Net cash provided by financing activities                 13,282,000       8,650,000      11,199,000
                                                             -------------   -------------   -------------

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (CONTINUED)
----------------------------------------------------------------------------------------------------

                                                               2002           2001          2000
                                                           ------------   ------------  ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                                           $  (255,000)   $ 2,196,000   $ 1,746,000

CASH AND CASH EQUIVALENTS,
   Beginning of year                                         6,327,000      4,131,000     2,385,000
                                                           ------------   ------------  ------------

CASH AND CASH EQUIVALENTS,
   End of year                                             $ 6,072,000    $ 6,327,000   $ 4,131,000
                                                           ============   ============  ============

SUPPLEMENTAL INFORMATION:
    Interest paid                                          $     5,000    $   399,000   $   217,000
                                                           ============   ============  ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Transfer of assets held for sale to property             $        --    $   428,000   $        --
                                                           ============   ============  ============


         For supplemental information relating to conversion of preferred stock into common stock, common stock issued in exchange for services, provision for note receivable, loss on disposal of property and other non-cash transactions, see Notes 3, 4, 5, 7, 8 and 9.

          See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002
--------------------------------------------------------------------------------

1.       ORGANIZATION AND BUSINESS DESCRIPTION

         ORGANIZATION - Peregrine Pharmaceuticals, Inc. ("Peregrine" or "the Company") was incorporated in the state of Delaware on September 25, 1996 under the name of Techniclone Corporation. The Company changed its name to Peregrine Pharmaceuticals Inc. in October 2000. In conjunction with the Company's name change to Peregrine Pharmaceuticals, Inc., the Company changed the name of its wholly-owned subsidiary to Vascular Targeting Technologies, Inc. (formally known as Peregrine Pharmaceuticals, Inc.), a Delaware corporation, acquired in April 1997. In January 2002, the Company announced the formation of a wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid"), for the purpose of providing contract manufacturing services for biopharmaceutical and biotechnology businesses, including the manufacture of biologics under current Good Manufacturing Practices, cell culture, process development, and testing of biologics.

         BUSINESS DESCRIPTION - Peregrine, located in Tustin, California, is a biopharmaceutical company engaged in the development and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. Peregrine's main focus is the development of its Collateral Targeting Agent technologies. Collateral Targeting Agents use antibodies that bind to or target stable structures found in all solid tumors, such as the necrotic core of the tumor or blood vessels found in all solid tumors. In pre-clinical and clinical studies, these antibodies are capable of targeting and delivering therapeutic killing agents to the tumor thereby destroying cancerous tumor cells. In addition, the Company has a direct tumor targeting antibody, Oncolym(R), which recognizes and binds to cancerous lymphoma tumor sites. During June 2001, the Company assumed the rights to Oncolym(R) previously licensed to Schering A.G. and has continued the ongoing Phase I/II clinical trial for the treatment of intermediate and high grade non-Hodgkin's B-cell Lymphoma ("NHL"). The Company is currently seeking a licensing partner for the Oncolm(R) technology.

         The Company operates in two business segments. Pergrine is engaged in the development and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. Avid is engaged in providing contract manufacturing of antibodies to biopharmaceutical and biotechnology businesses, including the manufacture of antibodies for Peregrine. Revenues earned by Avid have been insignificant from its inception through April 30, 2002, and its assets represents less than 10% of the assets shown in our consolidated financial statements.

         As of August 13, 2002, the Company had $10,002,000 in combined cash and cash equivalents on hand and cash commitments under signed and executed, noncancelable financing agreements as further explained in Note 14. The Company has expended substantial funds on the development of its product candidates and for clinical trials and it has incurred negative cash flows from operations for the majority of its years since inception. The Company expects negative cash flows from operations to continue until it is able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of its products under development.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

         Revenues earned by Avid through April 30, 2002 have been insignificant due to the lengthy product development process that is generally required before a product is manufactured. The Company expects that Avid will continue to generate revenues for the foreseeable future and although we anticipate that such revenues will lower our consolidated cash flows used in operations, thereby reducing the amount of capital the Company will need to raise from alternative sources, the Company expects that it will continue to need to raise additional capital to provide for various ongoing clinical trials for the treatment of cancer including the planned Phase III clinical trial for the treatment of brain cancer combined with the development and pre-clinical costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the expansion of the Company's manufacturing capabilities.

         Although the Company expects research and development expenses to decrease over the next fiscal year based on the Company's available capital resources, the Company has the ability to expand its research and development plans if it is successful in obtaining additional required capital through one or more methods including, the expansion of our contract manufacturing business, obtaining additional equity or debt financing and negotiating additional licensing or collaboration agreements with other companies. There can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

         The Company believes that it has sufficient cash and cash equivalents on hand and under signed and executed, noncancelable financing commitments to meet its obligations on a timely basis through at least the next 12 months beyond its balance sheet date.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Avid Bioservices, Inc. and Vascular Targeting Technologies, Inc. All intercompany balances and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

         PROPERTY - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

         Contract manufacturing revenues, which have been insignificant through April 30, 2002, are generally recognized once the service has been provided and all milestones and testing have been completed.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Among other things, SAB No. 101 requires that license and other up-front fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2001 and its adoption had no material impact on the Company's financial position and results of operations.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist principally of cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable. The Company believes all of the financial instruments' recorded values approximate current values.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - Net loss per share attributable to common stockholders is calculated by taking the net loss for the year and deducting Class C preferred stock dividends during the year and dividing the sum of these amounts by the weighted average number of shares of common stock outstanding during the year. Because the impact of options, warrants, and other convertible instruments are antidilutive, there is no difference between basic and diluted loss per share amounts for each of the three years in the period ended April 30, 2002.

         The Company has excluded the following shares issuable upon the exercise of common stock warrants and options and conversions of outstanding preferred stock and preferred stock dividends from the three years ended April 30, 2002 per share calculation because their effect is antidilutive:

                                                         2002           2001          2000
                                                      -----------   -----------   -----------
  Common stock equivalent shares assuming issuance
     of shares represented by outstanding stock
     options and warrants utilizing the treasury
     stock method ..................................   7,141,459     6,655,325     6,603,433
  Common stock equivalent shares assuming issuance
     of shares upon conversion of preferred stock
     utilizing the if-converted method .............          --            --       117,130

         The common stock equivalent shares assuming issuance of shares upon conversion of preferred stock was calculated assuming conversion of preferred

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

stock at the beginning of the year or at the issuance date, if later. Additionally, the stock was assumed converted rather than redeemed, as it is the Company's intention not to redeem the preferred stock for cash. The preferred stock is not considered a common stock equivalent.

         INCOME TAXES - The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "ACCOUNTING FOR INCOME TAXES." Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

         RECLASSIFICATION - Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS - Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No.133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial position and results of operations.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), BUSINESS COMBINATIONS and No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

impairment. The new standards will generally be effective for the Company beginning May 1, 2002 and for purchase business combinations consummated after June 30, 2001. The Company believes that adopting SFAS No. 141 and SFAS No. 142 will not have a material impact on its consolidated financial position and results of operations.

         In August 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company believes that adopting SFAS No.143 will not have a material impact on its consolidated financial position and results of operations.

         In October 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 replaces SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001. The Company believes that adopting SFAS No. 144 will not have a material impact on its consolidated financial position and results of operations.

3.       NOTES RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities (Note 4) and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company is in default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five (5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, the Company did not have sufficient cash on hand to meet its obligations on a timely basis and was operating at significantly reduced levels. In addition, at that time, if the Company could not raise additional cash by December 31, 1999, the Company would have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. The Company reduces the reserve as payments are received and records the reduction as interest and other income in the accompanying consolidated statement of operations. Due to the uncertainty of the Company's capital resources beyond the next twelve (12) months and its

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

ability to pay its lease obligation beyond the next twelve (12) months, the carrying value of the note receivable approximates its fair value at April 30, 2002. The Company has received all payments through July 2002. The following represents a rollforward of the allowance of the Company's note receivable for the year ended April 30, 2002:

                Allowance for note receivable, May 1, 2001        $   1,813,000
                Principal payments received                             (53,000)
                                                                  --------------
                Allowance for note receivable, April 30, 2002     $   1,760,000
                                                                  ==============

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

5.       NOTES PAYABLE

         During December 1998, the Company borrowed $200,000 from an unrelated entity. The note, which was unsecured, bore interest at 7.0% per annum and was payable over the three years. The note was paid in full during December 2001.

         In addition, the Company has a separate note payable agreement with an aggregate original amount due of $52,000 to finance laboratory equipment. The note bears interest at 10% per annum and requires aggregate monthly payments of $1,000 through June 2002. Minimum future principal payments on the note payable as of April 30, 2002 are $2,000.

6.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASE - In December 1998, the Company sold and subsequently leased back its two facilities in Tustin, California. The lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years. Annual rent expense under the lease agreement totaled $735,000 during fiscal years 2002, 2001 and 2000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

         At April 30, 2002, future minimum lease payments and sublease income under non-cancelable operating leases are as follows:

                         Minimum Lease                      Net Lease
                         -------------                      ---------
         Year ending       Payments     Sublease Income      Payments
          April 30:        --------     ---------------     ---------
           2003          $    707,000   $     (209,000)    $   498,000
           2004               721,000          (37,000)        684,000
           2005               731,000               --         731,000
           2006               745,000               --         745,000
           2007               756,000               --         756,000
           Thereafter       2,877,000               --       2,877,000
                         -------------  ---------------    ------------
                         $  6,537,000   $     (246,000)    $ 6,291,000
                         =============  ===============    ============

         RENTAL INCOME - The Company currently subleases portions of its unused space. Sublease rental income totaled $325,817, $257,461 and $22,236 for fiscal years 2002, 2001 and 2000, respectively.

7.       LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

                                   ONCOLYM(R)

         Oncolym(R) is the registered trade name for the most advanced LYM-1 antibody. In 1985, the Company entered into a research and development agreement, as amended in August 1999, with Northwestern University and its researchers to develop the LYM antibodies. The Company holds an exclusive world-wide license to manufacture and market products using the Oncolym(R) antibodies. In exchange for the world-wide license to manufacture and market the products, the Company will pay Northwestern University a royalty on net sales.

         On March 8, 1999, the Company entered into a License Agreement with Schering A.G. whereby Schering A.G. was granted the exclusive, worldwide right to market and distribute Oncolym(R) products, in exchange for an initial payment of $3,000,000 and future milestone payments plus a royalty on net sales. The initial up-front payment of $3,000,000 received during fiscal year 1999 is included in deferred license revenue in the accompanying consolidated financial statements at April 30, 2001. During June 2000, the Company and Schering A.G. entered into an amendment to the License Agreement ("the Amendment") whereby Schering A.G. agreed to pay for 100% of the Oncolym(R) clinical development expenses, excluding drug related costs, for the Phase I/II clinical trial. In exchange for this commitment, the Company agreed to transfer $1,300,000 of its common stock to Schering A.G. as defined in the Amendment. During June 2001, the Company assumed the rights previously licensed to Schering A.G. and recognized deferred license revenue of $3,000,000 upon termination of the agreement, which is included in license and other revenue in the accompanying consolidated financial statements for the year ended April 30, 2002. The Company has continued the Phase I/II clinical trial established by Schering A.G. and is responsible for all costs of the trial.

         In November 1997, the Company entered into a Termination and Transfer Agreement with Alpha Therapeutic Corporation, whereby the Company reacquired the rights for the development, commercialization and marketing of Oncolym(R) in the

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

United States and certain other countries, previously granted to Alpha in October 1992. The Company has contingent obligations due upon filing of a Biologics License Application ("BLA") and upon FDA approval of a BLA by the Food and Drug Administration plus a royalty on net sales for product sold in North, South and Central America and Asia for five (5) years after commercialization of the product. No amounts were due or payable at April 30, 2002 under the Termination and Transfer Agreement.

         On October 28, 1992, the Company entered into an agreement with an unrelated corporation (licensee) to terminate a previous license agreement relating to Oncolym(R). The termination agreement provides for aggregate maximum payments of $1,100,000 to be paid by the Company based on achievement of certain milestones, including royalties on net sales. As of April 30, 2002, the Company had paid $100,000 and accrued for an additional $100,000 relating to the termination agreement.


                       TUMOR NECROSIS THERAPY (COTARA(TM))

         The Company acquired the rights to the TNT technology in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by the shareholders. The assets of Cancer Biologics, Inc. acquired by the Company consisted primarily of patent rights to the TNT technology.

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

         In February 1996, the Company entered into a joint venture agreement with Cambridge Antibody Technology, Inc. ("CAT"), an unrelated entity, which provides for the co-sponsorship of development and clinical testing of chimeric and human TNT antibodies. In May 1998, the Company and CAT elected to discontinue the co-sponsorship of the development of the TNT antibodies and the Company assumed full responsibility to fund development and clinical trials of the TNT antibody. The Company and CAT are currently in negotiations regarding modifications to the joint venture arrangement.

         The Company has arrangements with certain third parties to acquire licenses needed to produce and commercialize chimeric and human antibodies, including the Company's TNT antibody. Management believes the terms of the licenses will not significantly impact the cost structure or marketability of chimeric or human TNT based products.


                            VASCULAR TARGETING AGENTS

         During August 2001, the Company entered into two exclusive worldwide licenses for two new pre-clinical compounds from the University of Texas Southwestern Medical Center. These two new compounds, classified as "naked" (non-conjugated) Vascular Targeting Agents, add to Peregrine's anti-cancer platform technologies in the anti-angiogenesis and vascular targeting agent fields. Under these license agreements, the Company paid an up-front license

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

fee, which was included in research and development expenses, and is obligated to pay future milestone payments based on development progress, plus a royalty on net sales.

         During February 2001, the Company completed a licensing deal with SuperGen, Inc. ("SuperGen") to license a segment of its VTA technology, specifically related to Vascular Endothelial Growth Factor ("VEGF"). Under the terms of the licensing agreement, SuperGen purchased 150,000 shares of the Company's common stock at $4.00 per share for total proceeds to the Company of $600,000. The Company also receives an annual license fee of $200,000 until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF technology. The Company recorded $200,000 as license revenue in February 2002 since SuperGen did not file an Investigational New Drug Application on the anniversary date of the agreement, which amount was received in June 2002. In addition, the Company could receive additional milestone payments based on the development success, plus receive a royalty on net sales of all drugs commercialized by SuperGen utilizing the VEGF technology. The Company could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen.

         During August 2000, the Company entered into a licensing agreement with Scotia Pharmaceuticals Limited ("Scotia") to license a segment of its VTA technology, specifically related to targeting Photodynamic Therapy agents ("PDT"), for the worldwide exclusive rights to this area. Under the terms of the agreement, the Company received an up-front payment of $500,000 in April 2000, which was originally being recognized over a four-year period based on the terms of the agreement. During January 2001, the agreement automatically terminated as Scotia announced that it has been placed into Administration (Receivership/Bankruptcy) as ordered by a court in London. During fiscal year 2001, the Company recognized the remaining unamortized up-front payment, which is included in license revenue in the accompanying consolidated financial statements at April 30, 2001.

         During May 2000, the Company entered into a joint venture with Oxigene, Inc. ("Oxigene"). The Company and Oxigene named the new entity Arcus Therapeutics, LLC ("Arcus"). Under the terms of the joint venture agreement, the Company has agreed to supply its VTA intellectual property to the joint venture while Oxigene has paid the Company a non-refundable $1,000,000 license fee, which was received in May 2000 and will be amortized as license revenue over a two year period, purchased $2,000,000 of the Company's common stock (Note 8) and agreed to (i) provide its next generation tubulin-binding compounds (ii) spend up to $20,000,000 to fund the development expenses of the joint venture based on its development success and (iii) pay the Company a $1,000,000 up-front license fee and subscribe to an additional $1,000,000 in common stock of the Company upon filing an Investigational New Drug Application ("IND") for the first clinical candidate developed. During February 2002, the Company entered into a Plan and Agreement of Liquidation with Oxigene to dissolve Arcus. Under the terms of the Plan and Agreement of Liquidation, the Company paid Oxigene $2,000,000 in cash, which the Company charged to operations as purchased in-process research and development in the accompanying consolidated financial statements during the year ended April 30, 2002, as the related technology has not reached technological feasibility. In exchange, the Company has reacquired full rights and interest to the Vascular Targeting Agent platform it contributed to the joint venture, as well as any new discoveries to its contributed technology. During February 2002, the Company recognized the remaining unamortized up-front license fee, which is included in license and other revenue in the accompanying consolidated financial statements for the year ended April 30, 2002.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

         In April 1997, in conjunction with the acquisition of Vascular Targeting Technologies, Inc. (formerly known as Peregrine Pharmaceuticals, Inc.), the Company gained access to certain exclusive licenses for Vascular Targeting Agents ("VTAs") technologies. In conjunction with obtaining these exclusive licenses, the Company will be required to pay annual patent maintenance fees of $50,000 plus milestone payments and future royalties on net sales to various universities. No product revenues have been generated from the Company's VTA technology.


              VASOPERMEATION ENHANCEMENT AGENTS AND OTHER LICENSES

         During February 2000, the Company entered into an exclusive worldwide licensing transaction with the University of Southern California for its Permeability Enhancing Protein ("PEP") in exchange for an up-front payment plus future milestone payments and a royalty on net sales based on development success. The PEP technology is a piece of the Company's Vasopermeation Enhancing Agent ("VEA") technology, which is designed to increase the uptake of chemotherapeutic agents into tumors. PEP is designed to be used in conjunction with the VEA technology platform.

         Prior to fiscal year 1996, the Company entered into several license and research and development agreements with a university for the exclusive, worldwide licensing rights to use certain patents and technologies in exchange for fixed and contingent payments and royalties on net sales of the related products. Minimum future royalties under these agreements are $84,500 annually. Royalties related to these agreements amounted to $84,500 for fiscal years 2002, 2001 and 2000.


8.       STOCKHOLDERS' EQUITY

                             CLASS C PREFERRED STOCK

         On April 25, 1997, the Company entered into a 5% Preferred Stock Investment Agreement and sold 12,000 shares of 5% Adjustable Convertible Class C Preferred Stock (the Class C Stock) for net proceeds of $11,069,000. Dividends on the Class C Stock are payable quarterly in shares of Class C Stock or, at the option of the Company, in cash, at the rate of 5% per annum. The Class C Stock is convertible, at the option of the holder, into a number of shares of common stock of the Company determined by dividing $1,000 plus all accrued but unpaid dividends by the Conversion Price. The Conversion Price is the lower of $0.5958 ("Conversion Cap") per share or the average of the lowest trading price of the Company's common stock for the five consecutive trading days ending with the trading day prior to the conversion date reduced by a discount of 27%. During fiscal year 2000, the remaining 121 shares of Class C Stock were converted into 312,087 shares of common stock.

         In accordance with the 5% Preferred Stock Investment Agreement, upon conversion of the Class C Stock into common stock, the preferred stockholders were granted warrants to purchase one-fourth of the number of shares of common stock issued upon conversion. The warrants are exercisable at $0.6554, or 110% of the Conversion Cap and expire in April 2002. No value has been ascribed to these warrants, as the warrants are considered non-detachable. During fiscal year 2000, warrants to purchase 78,201 shares of common stock were issued upon conversion of 121 shares of Class C Stock. During fiscal year ended April 30,

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

2000, 63,537 warrants were exercised on a combined cash and cashless basis in exchange for 63,537 shares of common stock and net proceeds to the Company of $42,000. During April 2002, 49,908 Class C warrants expired unexercised. There were no Class C warrants outstanding as of April 30, 2002.

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

         During January 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, THE COMPANY'S OWN STOCK, which reached a consensus on the application of EITF No. 96-13. In accordance with EITF No. 00-19, the Equity Line contract remains recorded as permanent equity and recorded at fair value as of the date of the transaction. EITF No. 00-19 is effective for all transactions entered into after September 20, 2000. As of April 30, 2002, EITF No. 00-19 had no impact on the Company's consolidated financial position and results of operations.

         During fiscal years 2002, 2001 and 2000, the Company received gross proceeds of $5,526,000, $10,200,000 and $8,838,000 in exchange for 5,039,203,
5,212,564 and 9,532,559 shares of common stock under the Equity Line, respectively, including commission shares. On April 15, 1999 and July 15, 1999, the Company issued an additional 881,481 and 179,485 shares of common stock covering the initial three and six month adjustment dates as defined in the agreement, respectively. There are no future reset provisions under the Equity Line.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

         At the time of each Put, the investors were issued warrants, exercisable only on a cashless basis to purchase up to 10%, (increased to 15% under the Amendment) of the amount of common stock issued to the investor at the same price as the purchase of the shares sold in the Put. During fiscal years 2002, 2001 and 2000, the Company issued 732,970, 654,630 and 953,246 warrants under the Equity Line, respectively, including commission warrants. During fiscal years 2002, 2001 and 2000, the Company issued 216,435, 9,801 and 985,265 shares of common stock upon the cashless exercise of 79,512, 42,413 and 1,216,962 Equity Line warrants, respectively. As of April 30, 2002, the Company had outstanding warrants to purchase up to 1,397,537 shares of common stock under the Equity Line.

         Placement agent fees under each draw of the Equity Line are issued to Dunwoody Brokerage Services, Inc., which are equal to 10% of the common shares (commission shares) and warrants (commission warrants) issued to the institutional investors plus an overall cash commission equal to 7% of the gross draw amount. Mr. Eric Swartz, a member of the Board of Directors, maintains a contractual right to 50% of the shares and warrants issued under the Equity Line. During the fiscal years ended April 2002, 2001 and 2000, Dunwoody Brokerage Services, Inc. was issued 458,109, 475,417, and 866,594 shares of common stock, respectively, and was paid cash commissions of $387,000, $714,000, and $619,000 during the same three years, respectively. The Equity Line was consummated in June 1998 when Mr. Swartz had no Board affiliation with the Company.


                  FINANCING UNDER SHELF REGISTRATION STATEMENT

         On November 14, 2001, the Company filed a registration statement on Form S-3, File Number 333-71086 (the "Shelf") which was declared effective by the Securities and Exchange Commission, allowing the Company to issue, from time to time, in one or more offerings, (i) up to 10,000,000 shares of its common stock, and (ii) warrants to purchase up to 2,000,000 shares of its common stock. The common stock and warrants may be offered and sold separately or together in one or more series of issuances.

         Under the Shelf, during November 2001, the Company received $5,750,000 under a Common Stock Purchase Agreement in exchange for 5,750,000 shares of its common stock and warrants to purchase up to 1,725,000 shares of common stock at an exercise price of $1.00 per share. The warrants can be exercised on a cash basis only. Mr. Eric Swartz, a Director of the Company, invested $500,000 of the total amount in exchange for 500,000 shares of the Company's common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $1.00. The fair value of the warrants was based on a Black-Scholes valuation model after considering terms in the related warrant agreements. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the number of shares issued to certain of the investors, or 200,000 shares.

         Under the same Shelf, during January 2002, the Company received $2,200,000 under a Common Stock Purchase Agreement in exchange for 1,100,000 shares of its common stock and warrants to purchase up to 275,000 shares of common stock at an exercise price of $2.00 per share. The warrants can be exercised on a cash basis only. The fair value of the warrants was based on a Black-Scholes valuation model after considering terms in the related warrant agreements. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the number of shares issued to certain of the investors, or 50,000 shares.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

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

         On November 19, 1999, in consideration of a commitment by Swartz Private Equity, LLC ("SPE") to fund a $35,000,000 equity line financing over a three year term, the Company issued SPE a five-year warrant to purchase up to 750,000 shares of the Company's common stock at an initial exercise price of $0.46875 per share ("Commitment Warrant") subject to reset provisions as defined in the agreement. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in SPE. The Company utilized the Black-Scholes valuation model to calculate the fair value of the warrant, which was recorded as stock-based compensation in the accompanying consolidated financial statements. As of April 30, 2002, warrants to purchase up to 699,000 shares of common stock were outstanding under the Commitment Warrant.

         During fiscal year 2000, the Company issued an aggregate of 739,333 shares of common stock under a severance agreement.

         During fiscal year 2000, the Company issued 334,771 shares of its common stock to various unrelated entities in exchange for services rendered. The issuance of shares of common stock in exchange for services were recorded based on the more readily determinable value of the services received or the fair value of the common stock issued.

         During fiscal year 2000, the Company received principal payments aggregating $307,000 plus accrued interest on notes receivable from the sale of common stock. The notes were paid in full and were due from a former officer and a former director of the Company.

         In accordance with the Company's option plans and warrant agreements, the Company has reserved approximately 21,246,000 shares of its common stock at April 30, 2002 for future issuance, as follows:

                                                             Number of
                                                          shares reserved
                                                          ---------------
                  Options issued and outstanding              10,056,000
                  Warrants issued and outstanding             11,190,000
                                                          ---------------
                  Total shares reserved                       21,246,000
                                                          ===============

9.       STOCK OPTIONS AND WARRANTS

         The Company has two incentive stock option plans with outstanding options as of April 30, 2002. The plans were adopted or assumed in conjunction with a merger in April 1995 ("CBI Plan") and September 1996 ("1996 Plan"). The plans provide for the granting of options to purchase shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

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

         In addition, during fiscal year 2002, 2001 and 2000, the Company granted 1,634,833, 700,000 and 1,500,000 non-qualified stock options, respectively, which have not been registered under the above plans.

         During June 2002, the Company adopted a non-qualified stock option plan ("2002 Plan") for the issuance of up to 3,000,000 options. The fiscal 2002 and 2001 non-qualified option grants totaling 2,334,833 options have been included in the 2002 Plan and 665,167 options remain available for future grant under the 2002 Plan. The 2002 Plan provides for the granting of options to purchase shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant.

         Option activity for all option plans for each of the three years ended April 30, 2002 is as follows:


                                       2002                      2001                       2000
                               ----------------------   ----------------------   ----------------------
                                             WEIGHTED                 WEIGHTED                 WEIGHTED
                                             AVERAGE                  AVERAGE                  AVERAGE
                                             EXERCISE                 EXERCISE                 EXERCISE
                                 SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                               -----------   --------   -----------   --------   -----------   --------

      BALANCE,
      Beginning of year         7,795,402     $1.03      7,614,029     $1.42      6,387,667     $1.00

      Granted                   2,853,440     $1.58      1,127,000     $2.09      8,326,603     $1.41

      Exercised                  (535,760)    $0.66        (94,878)    $0.35     (3,569,001)    $0.93

      Canceled                    (57,555)    $1.43       (850,749)    $6.00     (3,531,240)    $1.15
                               -----------              -----------              -----------
      BALANCE,
      End of year              10,055,527     $1.20      7,795,402     $1.03      7,614,029     $1.42
                               ===========              ===========              ===========

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

         Additional information regarding options outstanding as of April 30, 2002 is as follows:

                                       Options Outstanding             Options Exercisable
                                --------------------------------- --------------------------------
                                WEIGHTED AVERAGE
                      NUMBER        REMAINING    WEIGHTED AVERAGE  NUMBER OF     WEIGHTED AVERAGE
RANGE OF PER SHARE   OF SHARES  CONTRACTUAL LIFE     PER SHARE       SHARES     PER SHARE EXERCISE
  EXERCISE PRICES   OUTSTANDING      (YEARS)      EXERCISE PRICE  EXERCISABLE          PRICE
------------------ ------------ ---------------- ---------------- ------------- ------------------
  $ 0.34 - $ 0.34    2,782,314        7.65            $ 0.34         1,432,028        $ 0.34
  $ 0.50 - $ 1.28    4,152,813        6.66            $ 1.02         2,744,696        $ 0.94
  $ 1.38 - $ 3.69    2,929,400        8.39            $ 2.08         1,066,987        $ 2.03
  $ 3.81 - $ 5.28      191,000        8.15            $ 4.21            56,250        $ 4.46
                   ------------                                   -------------
  $ 0.34 - $ 5.28   10,055,527        7.46            $ 1.20         5,299,961        $ 1.04
                   ============                                   =============

         At April 30, 2002, options to purchase 54,866 shares were available for grant under the Company's 1996 Plan. There are no remaining shares available for grant under the CBI Plan.

         Stock-based compensation expense recorded during each of the three years in the periods ended April 30, 2002 primarily relates to stock option grants made to consultants and has been measured utilizing the Black-Scholes option valuation model. Stock-based compensation expense recorded during fiscal year 2002, 2001 and 2000 amounted to $747,000, $1,581,000, and $1,438,000, respectively, and is being amortized over the estimated period of service or related vesting period.

         The Company utilizes the guidelines in Accounting Principles Board Opinion No. 25 for measurement of stock-based transactions for employees. Had the Company used a fair value model for measurement of stock-based transactions for employees under Financial Accounting Standards Board Statement No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

                                                    2002            2001            2000
                                               --------------  --------------  --------------
         Net loss applicable to
            common stock, as reported          $ (11,718,000)  $  (9,535,000)  $ (14,516,000)
         Net loss applicable to
            common stock, pro forma            $ (13,601,000)  $ (10,526,000)  $ (16,645,000)
         Net loss per share, as reported       $       (0.11)  $       (0.10)  $       (0.18)
         Net loss per share, pro forma         $       (0.13)  $       (0.11)  $       (0.21)

         The fair value of the options granted in fiscal years 2002, 2001 and 2000 were estimated at the date of grant using the Black-Scholes option pricing model, assuming an average expected life of approximately four years, a risk-free interest rate ranging from 4.20% to 6.39% and a volatility factor ranging from 117% to 172%. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair values estimated, in the opinion of management, the existing models do not necessarily provide a reliable

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

measure of the fair value of its options. The weighted average estimated fair value in excess of the grant price for employee stock options granted during fiscal years 2002, 2001, and 2000 was $1.53, $2.23, and $0.70, respectively.

         As of April 30, 2002, warrants to purchase an aggregate of 11,189,737 shares of the Company's common stock were outstanding. The warrants are exercisable at prices ranging between $0.24 and $5.00 per share with an average exercise price of $1.99 per share and expire at various dates through December 31, 2005. The value of the warrants was based on a Black-Scholes formula after considering terms in the related warrant agreements.

10.      INCOME TAXES

         The provision for income taxes consists of the following for the three years ended April 30, 2002:

                                                  2002           2001           2000
                                              ------------   ------------   ------------
Provision for federal income taxes at
  statutory rate                              $(3,984,000)   $(3,242,000)   $(4,935,000)
Other                                              12,000         (2,000)         5,000
Stock-based compensation                         (108,000)            --             --
State income taxes, net of federal benefit       (352,000)      (286,000)      (435,000)
Expiration of tax credits and carryforwards       350,000        332,000        211,000
Change in valuation allowance                   4,082,000      3,198,000      5,154,000
                                              ------------   ------------   ------------
Provision                                     $        --    $        --    $        --
                                              ============   ============   ============


         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets at April 30, 2002 and 2001 are as follows:

                                                            2002            2001
                                                        -------------   -------------

Net operating loss carryforwards                        $ 29,168,000    $ 25,366,000
Stock-based compensation                                   1,784,000       1,736,000
General business and research and development credits        118,000         118,000
Deferred revenue                                                  --       1,295,000
Accrued license note payable                               1,443,000              --
Accrued liabilities                                          967,000         883,000
                                                        -------------   -------------

                                                          33,480,000      29,398,000
Less valuation allowance                                 (33,480,000)    (29,398,000)
                                                        -------------   -------------

Net deferred taxes                                      $         --    $         --
                                                        =============   =============

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

         At April 30, 2002, the Company and its subsidiaries have federal net operating loss carryforwards of $80,765,000 and tax credit carryforwards of $118,000. During fiscal year 2002 and 2001, net operating loss carryforwards of $586,000 and $349,000 expired, respectively, with the remaining net operating losses expiring through 2022. The net operating losses of $2,986,000 applicable to its subsidiary can only be offset against future income of its subsidiary. The tax credit carryforwards generally expire in 2008 and are available to offset future taxes of the Company or its subsidiary.

         Due to ownership changes in the Company's common stock, there will be limitations on the Company's ability to utilize its net operating loss carryforwards in the future. The impact of the restricted amount has not been calculated as of April 30, 2002.

11.      RELATED PARTY TRANSACTIONS

         During November 2001, Mr. Eric Swartz, a Director of the Company, invested $500,000 under the Shelf in exchange for 500,000 shares of the Company's common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $1.00 (Note 8).

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

         During September 1995, the Company entered into an agreement with Cancer Therapeutics, Inc. whereby the Company granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People's Republic of China for a period of 10 years, subject to the major pharmaceutical company obtaining product approval within 36 months. In exchange for this right, the major pharmaceutical company would be required to fund not less than $3,000,000 for research and development expenses of Cancer Therapeutics related to Tumor Necrosis Therapy ("TNT") and the Company would retain exclusive rights to all research, product development and data outside of the People's Republic of China. The technology was then sublicensed to Shanghai Brilliance Pharmaceuticals, Inc. ("Brilliance"). In addition, the Company is entitled to receive 50% of all revenues received by Cancer Therapeutics with respect to its sublicensing of TNT to Brilliance. Cancer Therapeutics has the right to 20% of the distributed profits from Brilliance. During March 2001, the Company extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. Dr. Clive Taylor, a member of the Company's Board of Directors, owns 26% of Cancer Therapeutics and is an officer and director of Cancer Therapeutics. Dr. Taylor has abstained from voting at meetings of the Company's board of directors on any matters relating to Cancer Therapeutics or Brilliance. Through fiscal year ended April 30, 2002, Cancer Therapeutics has not derived any revenues from its agreement with Brilliance.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

12.      BENEFIT PLAN

         During fiscal year 1997, the Company adopted a 401(k) benefit plan (the "Plan") for all employees who are over age 21, work at least 24 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to a maximum of 15% of their compensation or $11,000. The Company made no matching contributions to the Plan since its inception.


13.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial information for each of the two most recent fiscal years is as follows:

                                                                      Quarter Ended
                      --------------------------------------------------------------------------------------------------------------
                          APRIL        JANUARY       OCTOBER        JULY          APRIL        JANUARY      OCTOBER         JULY
                           30,           31,           31,           31,           30,           31,           31,           31,
                          2002          2002          2001          2001          2001          2001          2000          2000
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
License and Other
  Revenue ........... $   391,000   $   125,000   $   125,000   $ 3,125,000   $   562,000   $   156,000   $   156,000   $   105,000

Net Gain / (Loss) ... $(5,701,000)  $(3,710,000)  $(3,026,000)  $   719,000   $(2,263,000)  $(2,648,000)  $(2,567,000)  $(2,057,000)

Net Gain / (Loss)
  Applicable to
  Common Stock ...... $(5,701,000)  $(3,710,000)  $(3,026,000)  $   719,000   $(2,263,000)  $(2,648,000)  $(2,567,000)  $(2,057,000)

Basic and Diluted
Loss Per Share ...... $     (0.06)  $     (0.03)  $     (0.03)  $      0.01   $     (0.02)  $     (0.03)  $     (0.03)  $     (0.02)


14.      SUBSEQUENT EVENTS

         On August 9, 2002, the Company entered into a private placement with four investors under a Securities Purchase Agreement ("SPA"), whereby the Company issued Convertible Debentures ("Debenture") for gross proceeds to be received of $3,750,000. Under the signed and executed terms of the SPA, the proceeds must be received by the Company no later than one business day following the filing of this Annual Report on Form 10-K. The Debenture earns interest at a rate of 6% per annum payable in cash semi-annually each June 30th and December 31st, and mature in August 2005. Under the terms of the Debenture, the principal amount is convertible, at the option of the holder, into a number of shares of common stock of the Company calculated by dividing the unpaid principal amount of the Debenture by the initial conversion price of $0.85 per share ("Conversion Price"). If the Company enters into any financing transactions within 18 months following the date the registration statement is declared effective by the Securities & Exchange Commission at a per share price less than the Conversion Price, the Conversion Price will be reset to the lower price for all outstanding Debentures. The Debenture is secured by generally all assets of the Company. Under the SPA, each Debenture holder was granted a warrant equal to 75% of the quotient obtained by dividing the principal amount of the Debentures by the Conversion Price or an aggregate of approximately 3,309,000 warrants. The warrants have a 4-year term and are exercisable 6 months after the date of issuance at an exercise price of $0.75 per share. If the

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------

Company defaults under the provisions of the SPA, as defined in the agreement, which includes but is not limited to, the default of an interest payment and the inability to have an effective registration statement covering the resale of common shares upon conversion declared effective within 150 days of the agreement date, the principal amount of the Debenture becomes immediately due and payable.

         Under the same SPA, the Company agreed to sell an aggregate of approximately 1,923,000 shares of common stock to two investors for gross proceeds of $1,250,000. In conjunction with the private placement, the Company issued warrants to purchase up to an aggregate of approximately 1,442,000 shares of common stock. The warrants have a four year term and are exercisable six months after the date of issuance at an exercise price of $0.71 per share. In addition, if the Company enters any financing transaction within 18 months following the date the registration statement is declared effective by the Securities & Exchange Commission at a per share price less than the purchase price of $0.65 per share ("Adjusted Price"), then, after shareholder approval, each investor will receive an adjustment warrant equal to (1) the number of common shares that would have been issued to such investor on the closing date at the Adjusted Price less (2) the number of common shares actually issued to such investor on the closing date. The adjustment warrant is priced at an exercise price $0.001 per share and shall expire four years from the closing date as defined in the SPA.

         Also on August 9, 2002, the Company agreed to sell approximately 3,298,000 shares of common stock at a negotiated price of $0.65 per share in exchange for gross proceeds of $2,144,000 to one investor. In conjunction with this offering, the Company issued a warrant to purchase up to approximately 4,649,000 shares of common stock. The warrants have a four year term and are exercisable six months after the date of issuance at an exercise price of $0.71 per share. In addition, if the Company enters any financing transaction within 18 months following the date the registration statement is declared effective by the Securities & Exchange Commission at a per share price less than the purchase price of $0.65 per share ("Adjusted Price"), then, after shareholder approval, each investor will receive an adjustment warrant equal to (1) the number of common shares that would have been issued to such investor on the closing date at the Adjusted Price less (2) the number of common shares actually issued to such investor on the closing date. The adjustment warrant is priced at an exercise price $0.001 per share and shall expire four years from the closing date as defined in the SPA.

         On August 13, 2002, the Company signed an agreement to sell 2,900,000 shares of its common stock for gross proceeds of $1,856,000 under its Shelf as described in (Note 8). There were no warrants issued in connection with this transaction.

         Estimated maximum placement agent fees under all agreements entered into during August 2002 amounted to $800,000 and will be paid in cash from the gross proceeds to be received. Final placement agent fees have not been determined as of August 13, 2002.

PEREGRINE PHARMACEUTICALS, INC.                                                                       SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002
-----------------------------------------------------------------------------------------------------------------


                                                          BALANCE AT      CHARGED                      BALANCE
                                                          BEGINNING     TO COSTS AND                   AT END
 DESCRIPTION                                              OF PERIOD       EXPENSES     DEDUCTIONS     OF PERIOD
 -----------                                            -------------   ------------   -----------   ------------

Valuation reserve for note and other receivables for
the year ended April 30, 2000                           $    201,000    $ 1,977,000    $  (23,000)   $ 2,155,000

Valuation reserve for note and other receivables for
the year ended April 30, 2001                           $  2,155,000    $        --    $ (342,000)   $ 1,813,000

Valuation reserve for note and other receivables for
the year ended April 30, 2002                           $  1,813,000    $    25,000    $  (53,000)   $ 1,785,000