Form 10-K/A
period 2002-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2002-08-14
CIK 704562

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 2002 Annual Shareholders' Meeting.

================================================================================

         This amendment is being filed to submit the correct Exhibit 99.1 which was accidentally deleted and replaced with a press release by our filing service upon submission of our Form 10-K as filed on August 13, 2002.