Form 10-Q
period 2002-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2002-09-16
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002
                                       OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from _______________ to _______________

                         Commission file number 0-17085

                         PEREGRINE PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                                95-3698422
         --------                                                ----------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

14272 Franklin Avenue, Suite 100, Tustin, California          92780-7017
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

Registrant's telephone number, including area code:  (714) 508-6000

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


                       118,396,749 shares of common stock
                            as of September 10, 2002

                         PEREGRINE PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2002

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO PEREGRINE PHARMACEUTICALS, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, AVID BIOSERVICES, INC. AND VASCULAR TARGETING TECHNOLOGIES, INC.



                        PART I FINANCIAL INFORMATION                        PAGE

Item 1.  Our Financial Statements:
         Consolidated Balance Sheets at July 31, 2002 and April 30, 2002 ...   1

         Consolidated Statements of Operations for the three months ended
         July 31, 2002 and 2001 ............................................   3

         Consolidated Statement of Stockholders' Equity for the three
         months ended July 31, 2002 ........................................   4

         Consolidated Statements of Cash Flows for the three months ended
         July 31, 2002 and 2001 ............................................   5

         Notes to Consolidated Financial Statements ........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  12

         Company Overview ..................................................  12

         Risk Factors of Our Company .......................................  17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  17


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  17

Item 2.  Changes in Securities and Use of Proceeds .........................  17

Item 3.  Defaults Upon Senior Securities ...................................  17

Item 4.  Submission of Matters to a Vote of Security Holders ...............  17

Item 5.  Other Information .................................................  17

Item 6.  Exhibits and Reports on Form 8-K ..................................  18

         Signatures ........................................................  19

         Certifications ....................................................  20


                               PART I FINANCIAL INFORMATION
                               ----------------------------


ITEM 1.      FINANCIAL STATEMENTS
-------      --------------------


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT JULY 31, 2002 AND APRIL 30, 2002
-----------------------------------------------------------------------------------------------


                                                                  JULY 31,          APRIL 30,
                                                                    2002              2002
                                                                ------------      ------------
                                                                  UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $ 2,408,000       $ 6,072,000
Trade and other receivables, net of allowance for doubtful
   accounts of $81,000 (July) and $80,000 (April)                   617,000           328,000
Inventory                                                            77,000             6,000
Prepaid expenses and other current assets                           500,000           384,000
                                                                ------------      ------------

         Total current assets                                     3,602,000         6,790,000

PROPERTY:
Leasehold improvements                                              273,000           267,000
Laboratory equipment                                              1,965,000         1,803,000
Furniture, fixtures and computer equipment                          750,000           698,000
                                                                ------------      ------------

                                                                  2,988,000         2,768,000
Less accumulated depreciation and amortization                   (1,946,000)       (1,853,000)
                                                                ------------      ------------
         Property, net                                            1,042,000           915,000

OTHER ASSETS:
Note receivable, net of allowance of $1,690,000 (July) and
    $1,705,000 (April)                                                    -                 -
Other, net                                                          126,000           161,000
                                                                ------------      ------------

         Total other assets                                         126,000           161,000
                                                                ------------      ------------

TOTAL ASSETS                                                    $ 4,770,000       $ 7,866,000
                                                                ============      ============


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT JULY 31, 2002 AND APRIL 30, 2002 (CONTINUED)
----------------------------------------------------------------------------------------------------


                                                                     JULY 31,            APRIL 30,
                                                                       2002                2002
                                                                  --------------      --------------
                                                                  UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                  $   1,462,000       $   1,070,000
Accrued clinical trial site fees                                        544,000             607,000
Accrued legal and accounting fees                                       243,000             303,000
Accrued royalties and license fees                                      184,000             189,000
Accrued payroll and related costs                                       494,000             374,000
Notes payable, current portion                                           66,000               2,000
Other current liabilities                                               223,000             208,000
Deferred revenue                                                        171,000              30,000
                                                                  --------------      --------------

         Total current liabilities                                    3,387,000           2,783,000


COMMITMENTS AND CONTINGENCIES                                                 -                   -

STOCKHOLDERS' EQUITY:
Common stock-$.001 par value; authorized 150,000,000 shares;
    outstanding  - 110,275,209 (July); 110,275,209 (April)              110,000             110,000
Additional paid-in capital                                          134,221,000         134,221,000
Deferred stock compensation                                            (650,000)           (801,000)
Accumulated deficit                                                (132,298,000)       (128,447,000)
                                                                  --------------      --------------

         Total stockholders' equity                                   1,383,000           5,083,000
                                                                  --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   4,770,000       $   7,866,000
                                                                  ==============      ==============


                     See accompanying notes to consolidated financial statements


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001 (UNAUDITED)
----------------------------------------------------------------------------------------------


                                                                THREE MONTHS ENDED JULY 31,

                                                                 2002                2001
                                                            --------------      --------------
REVENUES:
Contract manufacturing revenue                              $     474,000       $           -
License revenue                                                         -           3,125,000
                                                            --------------      --------------
     Total revenues                                               474,000           3,125,000

COSTS AND EXPENSES:
Cost of contract manufacturing                                    320,000                   -
Research and development                                        3,353,000           2,041,000
Selling, general and administrative                               710,000             466,000
                                                            --------------      --------------
     Total costs and expenses                                   4,383,000           2,507,000
                                                            --------------      --------------

INCOME (LOSS) FROM OPERATIONS                                  (3,909,000)            618,000

OTHER INCOME (EXPENSE):
Interest and other income                                          59,000             102,000
Interest expense                                                   (1,000)             (1,000)
                                                            --------------      --------------

NET INCOME (LOSS)                                           $  (3,851,000)      $     719,000
                                                            ==============      ==============


BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                                          $       (0.03)      $        0.01
                                                            ==============      ==============

SHARES USED IN CALCULATION OF INCOME (LOSS) PER COMMON
  SHARE:
     Basic                                                    110,275,209          98,856,492
                                                            ==============      ==============
     Diluted                                                  110,275,209         103,242,811
                                                            ==============      ==============


                     See accompanying notes to consolidated financial statements


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2002 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------



                                                                ADDITIONAL                                              TOTAL
                                     COMMON STOCK                PAID-IN       DEFERRED STOCK     ACCUMULATED       STOCKHOLDERS'
                                SHARES           AMOUNT          CAPITAL        COMPENSATION        DEFICIT            EQUITY
                            --------------   --------------   --------------   --------------    --------------    --------------
BALANCES - May 1, 2002        110,275,209    $     110,000    $ 134,221,000    $    (801,000)    $(128,447,000)    $   5,083,000

Stock-based compensation                -                -                -          151,000                 -           151,000

Net loss                                -                -                -                -        (3,851,000)       (3,851,000)
                            --------------   --------------   --------------   --------------    --------------    --------------
BALANCES - July 31, 2002      110,275,209    $     110,000    $ 134,221,000    $    (650,000)    $(132,298,000)    $   1,383,000
                            ==============   ==============   ==============   ==============    ==============    ==============


                               See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001 (UNAUDITED)
-----------------------------------------------------------------------------------------------


                                                                    THREE MONTHS ENDED JULY 31,
                                                                       2002            2001
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $(3,851,000)    $   719,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                      93,000         112,000
    Stock-based compensation                                          151,000         278,000
Changes in operating assets and liabilities:
  Trade and other receivables                                        (289,000)         14,000
  Inventory                                                           (71,000)              -
  Prepaid expenses and other current assets                          (116,000)         (1,000)
  Accounts payable and accrued legal and accounting fees              392,000        (477,000)
  Deferred revenue                                                    141,000      (3,125,000)
  Accrued clinical trial site fees                                    (63,000)        157,000
  Other accrued expenses and current liabilities                       70,000         131,000
                                                                  ------------    ------------
         Net cash used in operating activities                     (3,543,000)     (2,192,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                                (107,000)        (17,000)
Decrease in other assets                                                4,000               -
                                                                  ------------    ------------
         Net cash used in investing activities                       (103,000)        (17,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                      -       2,778,000
Principal payments on notes payable                                   (18,000)        (28,000)
                                                                  ------------    ------------
         Net cash (used in) provided by financing activities          (18,000)      2,750,000
                                                                  ------------    ------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              $(3,664,000)    $   541,000

CASH AND CASH EQUIVALENTS, beginning of period                      6,072,000       6,327,000
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                          $ 2,408,000     $ 6,868,000
                                                                  ============    ============

SUPPLEMENTAL INFORMATION:
Interest paid                                                     $     1,000     $     1,000
                                                                  ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired in exchange for note payable                    $    82,000     $         -
                                                                  ============    ============


                     See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (the "Company") and its wholly owned subsidiaries, Avid Bioservices, Inc. ("Avid") and Vascular Targeting Technologies, Inc. All intercompany balances and transactions have been eliminated.

         At July 31, 2002, the Company had $2,408,000 in cash and cash equivalents. During August 2002, the Company raised gross proceeds of $9,000,000 under various financing transactions as further discussed in Note 6. At August 31, 2002, the Company had $9,478,000 in cash and cash equivalents. The Company has expended substantial funds on the development of its product candidates and for clinical trials and it has incurred negative cash flows from operations for the majority of its years since inception. The Company expects negative cash flows from operations to continue until it is able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of its products under development.

         Revenues earned by Avid during the quarter ended July 31, 2002 amounted to $474,000. The Company expects that Avid will continue to generate revenues for the foreseeable future and although we anticipate that such revenues will lower our consolidated cash flows used in operations, thereby reducing the amount of capital the Company will need to raise from alternative sources, the Company expects that it will continue to need to raise additional capital to provide for its anticipated clinical trial activities using Cotara(TM), its anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the expansion of the Company's manufacturing capabilities.

         Although the Company expects research and development expenses to decrease during the remainder of the current fiscal year primarily due to the Company's reduction in its clinical trial programs and future clinical expenses, the Company has the ability to expand its research and development plans based on potential capital resources obtained from future financing activities, potential licensing arrangements, and the potential revenues generated from Avid. There can be no assurances that the Company will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

         The Company believes that it has sufficient cash on hand to meet its obligations on a timely basis through at least the current fiscal year.

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at July 31, 2002, and the consolidated results of its operations and its consolidated cash flows for the three-month periods ended July 31, 2002 and 2001. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to
Article 10 of Regulation S-X of the Securities Exchange Act of 1934. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002, which was filed with the Securities and Exchange Commission on August 13, 2002. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         RECLASSIFICATION. Certain reclassifications were made to the prior period balances to conform them to the current period presentation.

         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

         INVENTORY. Inventory primarily consists of work-in-process and is stated at the lower of cost or market.

         REVENUE RECOGNITION. Revenues related to licensing agreements are recognized when cash has been received and all obligations of the Company have been met, which is generally upon the transfer of the technology license or other rights to the licensee. Up-front fees from license agreements are generally recognized over the estimated term of the agreement.

         Contract Manufacturing Revenues are generally recognized once the service has been provided and all milestones and testing have been completed. Up-front fees from contract manufacturing agreements are initially recorded as deferred revenue and are recognized over the service period.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Among other things, SAB No. 101 requires that license and other up-front fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2001 and its adoption had no material impact on the Company's financial position and results of operations.

         NET INCOME (LOSS) PER COMMON SHARE. Basic net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of options and warrants. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. Due to the loss during the quarter ended July 31, 2002, options and warrants to purchase up to 21,425,000 were outstanding and excluded from the calculation of diluted loss per common share because their effect was antidilutive, however, these options and warrants could potentially be dilutive in the future. Diluted net income per

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


common share for the three months ended July 31, 2001 includes the dilutive effect of 4,386,319 shares of potentially issuable common stock from the exercise of options and warrants calculated under the treasury stock method and excludes outstanding options and warrants to purchase up to 6,116,013 shares of common stock since their effect was antidilutive as the exercise prices exceeded the average stock price during the period.

         During August 2002, the Company entered into two financing transactions (as further explained in Note 6), whereby the Company issued convertible debentures which are due in three years and are currently convertible into approximately 4,412,000 shares of common stock, sold approximately 8,121,000 shares of common stock and issued warrants to purchase up to approximately 9,400,000 shares of common stock, which numbers have been excluded from basic and dilutive net loss per common share for the three months ended July 31, 2002.

         RECENT ACCOUNTING PRONOUNCEMENTS. Effective May 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS No. 141") and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on the Company's consolidated financial position and results of operations.

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

         Effective May 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 replaces SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial position and results of operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that adopting SFAS No. 146 will not have a material impact on its consolidated financial position and results of operations.


3.       NOTE RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company is in default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five
(5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, the Company did not have sufficient cash on hand to meet its obligations on a timely basis and was operating at significantly reduced levels. In addition, at that time, if the Company could not raise additional cash by December 31, 1999, the Company would have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. The Company reduces the reserve as payments are received and records the reduction as Interest and other income in the accompanying consolidated statement of operations. Due to the uncertainty of the Company's capital resources beyond the current fiscal year and its ability to pay its lease obligation beyond the current fiscal year, the carrying value of the note receivable approximates its fair value at July 31, 2002. The Company has received all payments through September 2002. The following represents a rollforward of the allowance of the Company's note receivable for the quarter ended July 31, 2002:

         Allowance for note receivable, April 30, 2002        $       1,760,000
         Principal payments received                                    (13,000)
                                                              ------------------

         Allowance for note receivable, July 31, 2002         $       1,747,000
                                                              ==================


4.       NOTES PAYABLE

         During May 2002, the Company entered into a note agreement with an original amount due of $82,000 to finance laboratory equipment that bears interest at approximately 10% per annum and requires aggregate monthly payments of approximately $8,600 through May 2003.


5.       SEGMENT REPORTING

         In January 2002, the Company formed its wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid"), to provide an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


         The Company's business is now organized into two reportable operating segments (i) Peregrine, the parent company, is engaged in the research and development of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies, and (ii) Avid, is engaged in providing contract manufacturing and development of biologics to biopharmaceutical and biotechnology businesses.

         The Company primarily evaluates the performance of its segments based on net revenues and gross profit. The Company has no intersegment revenues and does not segregate assets at the segment level as such information is not used by management. Net revenues and gross profit information for the Company's segments consisted of the following:

                                                          THREE MONTHS ENDED JULY 31,
                                                           -------------------------
                                                              2002          2001
                                                           -----------   -----------
NET REVENUES:
    Research and development of cancer therapeutics        $       --    $3,125,000
    Contract manufacturing and development of biologics       474,000            --
                                                           -----------   -----------

         Total net revenues                                $  474,000    $3,125,000
                                                           ===========   ===========

GROSS PROFIT:
    Research and development of cancer therapeutics        $       --    $3,125,000
    Contract manufacturing and development of biologics       154,000            --
                                                           -----------   -----------

         Total gross profit                                $  154,000    $3,125,000
                                                           ===========   ===========

         Net revenues generated from Avid during the quarter ended July 31, 2002 were primarily from one customer located in Europe and one customer located in the U.S.


6.       SUBSEQUENT EVENTS

         On August 9, 2002, the Company entered into a private placement with four investors under a Securities Purchase Agreement ("SPA"), whereby the Company issued Convertible Debentures ("Debenture") for gross proceeds of $3,750,000. The Debenture earns interest at a rate of 6% per annum payable in cash semi-annually each June 30th and December 31st, and mature in August 2005. Under the terms of the Debenture, the principal amount is convertible, at the option of the holder, into a number of shares of common stock of the Company calculated by dividing the unpaid principal amount of the Debenture by the initial conversion price of $0.85 per share ("Conversion Price"). If the Company enters into any financing transactions within 18 months following the date the registration statement was declared effective by the Securities & Exchange Commission (or through March 9, 2004) at a per share price less than the Conversion Price, the Conversion Price will be reset to the lower price for all outstanding Debentures. The Debenture is secured by generally all assets of the Company. Under the SPA, each Debenture holder was granted a warrant equal to 75% of the quotient obtained by dividing the principal amount of the Debentures by the Conversion Price or an aggregate of approximately 3,309,000 warrants. The warrants have a 4-year term and are exercisable 6 months after the date of issuance at an exercise price of $0.75 per share. If the Company defaults under the provisions of the SPA, as defined in the agreement, which includes but is not limited to, the default of an interest payment, the principal amount of the Debenture becomes immediately due and payable.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


         Under the same SPA, the Company issued an aggregate of approximately 1,923,000 shares of common stock to two investors in exchange for gross proceeds of $1,250,000. In conjunction with the private placement, the Company issued warrants to purchase up to an aggregate of approximately 1,442,000 shares of common stock. The warrants have a four year term and are exercisable six months after the date of issuance at an exercise price of $0.71 per share. In addition, if the Company enters any financing transaction within 18 months following the date the registration statement was declared effective by the Securities & Exchange Commission (or through March 9, 2004) at a per share price less than the purchase price of $0.65 per share ("Adjusted Price"), then, after shareholder approval, each investor will receive an adjustment warrant equal to
(1) the number of common shares that would have been issued to such investor on the closing date at the Adjusted Price less (2) the number of common shares actually issued to such investor on the closing date. The adjustment warrant is priced at an exercise price $0.001 per share and shall expire four years from the closing date as defined in the SPA.

         Also on August 9, 2002, the Company agreed to sell approximately 3,298,000 shares of common stock at a negotiated price of $0.65 per share in exchange for gross proceeds of $2,144,000 to one investor. In conjunction with this offering, the Company issued a warrant to purchase up to approximately 4,649,000 shares of common stock. The warrants have a four year term and are exercisable six months after the date of issuance at an exercise price of $0.71 per share. In addition, if the Company enters any financing transaction within 18 months following the date the registration statement was declared effective by the Securities & Exchange Commission (or through March 9, 2004) at a per share price less than the purchase price of $0.65 per share ("Adjusted Price"), then, after shareholder approval, each investor will receive an adjustment warrant equal to (1) the number of common shares that would have been issued to such investor on the closing date at the Adjusted Price less (2) the number of common shares actually issued to such investor on the closing date. The adjustment warrant is priced at an exercise price $0.001 per share and shall expire four years from the closing date as defined in the SPA.

         In connection with all financing transactions entered into on August 9, 2002, the Company paid a finders fee $357,200. The Company is currently disputing fees invoiced by another placement agent in the amount of $350,000 for various reasons.

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

         On August 13, 2002, the Company sold 2,900,000 shares of its common stock in exchange for gross proceeds of $1,856,000 under the Shelf. There were no warrants issued in connection with this transaction. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the proceeds or $92,800. After this transaction, all shares and warrants have been issued under the Shelf.

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

         The following discussion is included to describe the Company's financial position and results of operations for the quarter ended July 31, 2002 compared to the same period in the prior year. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion. In addition, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002, which was filed with the Securities and Exchange Commission on August 13, 2002. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

         COMPANY OVERVIEW. Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biopharmaceutical company engaged in the research and development and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies.

         Our main focus is on the development of our collateral targeting agent technologies. Collateral targeting agents typically use antibodies that bind to or target components found in or on most solid tumors. An antibody is a molecule that humans and other animals create in response to disease. In pre-clinical and/or clinical studies, these collateral targeting antibodies are capable of targeting and delivering therapeutic killing agents that kill cancerous tumor cells. We currently have exclusive rights to over 50 issued U.S. and foreign patents protecting various aspects of our technology and have additional pending patent applications that we believe will further strengthen our patent position. Our three collateral targeting technologies are known as Tumor Necrosis Therapy ("TNT"), Vascular Targeting Agents ("VTA's") and Vasopermeation Enhancement Agents ("VEA's"), and are discussed in greater detail in our Form 10-K for the year ended April 30, 2002, which was filed with the Securities and Exchange Commission on August 13, 2002.

         In addition to collateral targeting agents, we have a direct tumor-targeting antibody, Oncolym(R), for the treatment of Non-Hodgkins B-cell Lymphoma. Oncolym(R) is currently in a Phase I/II clinical trial, which was developed and initiated by Schering A.G. Until recently, we continued to enroll patients as part of the clinical trial plan developed and initiated by Schering A.G. Based on our available financial resources, however, we have currently suspended patient enrollment for this study as we seek to license or partner Oncolym(R) and focus our financial resources on our more advanced clinical trial.

         In January 2002, we formed our wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid"), to provide an array of contract manufacturing services, contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaeutical and biotechnology companies under current Good Manufacturing Practices. Avid's manufacturing facility is located in Tustin, California, adjacent to our offices.


         RESULTS OF OPERATIONS.

         NET LOSS. Our reported net loss of approximately $3,851,000 for the quarter ended July 31, 2002 represents an increase in net loss of $4,570,000 compared to a reported net income of approximately $719,000 for the quarter ended July 31, 2001. The increase in net loss for the quarter ended July 31, 2002 is due to a decrease in revenues of $2,651,000 combined with a $1,876,000 increase in total cost and expenses and a $43,000 decrease in interest and other income.

         REVENUES. The decrease in revenues of $2,651,000 during the three months ended July 31, 2002 compared to the same period in the prior year resulted primarily from the recognition of a $3,000,000 up-front licensing payment received from Schering A.G. in March 1999. During the prior year quarter ended July 31, 2001, we recognized deferred license revenue of $3,000,000 when we assumed the Oncolym(R) licensing rights from Schering A.G. and met all obligations under the agreement. This decrease was offset by a $474,000 increase in contract manufacturing revenue generated by Avid, which commenced operations in January 2002. Future revenues generated by Avid cannot be reasonably estimated at this time because Avid lacks historical experience since it commenced operations in January 2002.

         TOTAL COSTS AND EXPENSES. The increase in total costs and expenses of $1,876,000 during the three months ended July 31, 2002 compared to the same period in the prior year is due to an increase in cost of contract manufacturing of $320,000, an increase in research & development expenses of $1,312,000 and an increase in selling, general and administrative expenses of $244,000.

         COST OF CONTRACT MANUFACTURING. The increase in cost of contract manufacturing of $320,000 during the three months ended July 31, 2002 compared to the same period in the prior year relates to an increase in contract manufacturing services performed under Avid. We expect that cost of contract manufacturing will increase in the future as Avid continues to provide an array of contract manufacturing services.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include internal salary expenses, contracted clinical trial fees, building lease and facility expenses, contract research expenses, sponsored research expenses paid to two universities, material and supplies for the research and manufacturing laboratories, patent legal fees, stock-based compensation expense, utilities and other general research costs. The increase in research and development expenses of $1,312,000 during the three months ended July 31, 2002 compared to the same period in the prior year is primarily due to an increase in the following expenses:

         o CLINICAL TRIAL PROGRAM EXPENSES. The increase in clinical trial program expenses is primarily due to the increase in expenses associated with the planned Phase III clinical trial for the treatment of brain cancer, including but not limited to, increased consulting and clinical site qualification fees associated with establishing the clinical trial in Europe and Canada, and an investigator meeting held in Europe in June 2002.

         o PRE-CLINICAL DEVELOPMENT EXPENSES. In addition to the additional costs incurred for our clinical trial program, we have incurred an increase in expenses associated with our pre-clinical development of our two other platform technologies: Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"). We have increased our sponsored research funding with the University of Texas Southwestern Medical Center for the development of our VTA technology compared to the same period in the prior year. In addition, patent legal fees have increased primarily due to us reacquiring our VTA rights from Oxigene, Inc., our former joint venture partner, on February 28, 2002.

         o MANUFACTURING OF ANTIBODIES FOR CLINICAL TRIALS. We have incurred an increase in manufacturing expenses compared to the same period in the prior year as we increased our supply of Cotara(TM) for the planned Phase III clinical trial for the treatment of brain cancer in addition to preparing our facility for manufacturing biologics for other companies. In addition, in order to operate a cGMP facility, we have incurred an increase in salary, facility and validation expenses as it requires highly specialized personnel and equipment that must be maintained on a continual basis.

         o STOCK-BASED COMPENSATION EXPENSE. The current quarter increase was offset by a decrease in stock-based compensation expense associated with the fair value of options granted to non-employee consultants who are assisting us with the development of our platform technologies. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

         The following represents the expenses we have incurred by each major platform technology under development:

                                            R&D EXPENSES-      R&D EXPENSES-
             PLATFORM TECHNOLOGY            QUARTER ENDED      MAY 1, 1998 TO
              UNDER DEVELOPMENT             JULY 31, 2002      JULY 31, 2002
         ----------------------------        ------------       ------------
         TNT development (Cotara(TM))        $ 2,213,000        $20,583,000
         VEA development                         408,000          2,830,000
         VTA development                         584,000          3,594,000
         Oncolym(R)development                   148,000         13,027,000
                                             ------------       ------------
         Total R&D expenses                  $ 3,353,000        $40,034,000
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

         We have expended substantial funds on the research, development and clinical trials of our product candidates, including our planned Phase III clinical trial for the treatment of brain cancer. Although we have sufficient cash on hand to meet our obligations on a timely basis through at least the current fiscal year, we will continue to require additional funding to sustain our research and development efforts, provide for additional clinical trials, expand our manufacturing and product commercialization capabilities, and continue our operations, until we are able to generate sufficient revenue from our contract manufacturing services provided by Avid, and/or through the sale and/or licensing of our products. Although we expect research and development expenses to decrease over the current fiscal year based on our current capital resources, we have the ability to expand our research and development plans based on our available capital resources from future financing activities and the operations of Avid.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase in selling, general and administrative expenses of $244,000 during the three months ended July 31, 2002 compared to the same period in the prior year is primarily due to an increase in business development, salary and other general expenses associated with the formation and start-up of our wholly-owned subsidiary, Avid Bioservices, Inc., combined with an increase in business development expenses associated with Peregrine's licensing activities. The Company expects selling, general and administrative expenses to slightly increase during the current fiscal year primarily due to the planned increase in operations and business development activities of Avid combined with an anticipated increase in Peregrine's business development activities associated with the potential licensing of its technologies under development.

         INTEREST AND OTHER INCOME. The decrease in interest and other income of $43,000 during the three months ended July 31, 2002 compared to the same period in the prior year is primarily due to a decrease in interest income as a result of a lower average cash balance on hand during the quarter ended July 31, 2002 compared to the same period in the prior year.

         LIQUIDITY AND CAPITAL RESOURCES. During August 2002, we entered into two financing transactions (as further explained in our notes to the consolidated financial statements contained herein) whereby we raised aggregate gross proceeds of $9,000,000.

         As of August 31, 2002, we had $9,478,000 in cash and cash equivalents. We have financed our operations primarily through the sale of our common stock, which has been supplemented with payments received from various licensing collaborations. During the three months ended July 31, 2002, we supported our cash used in operations of $3,543,000 primarily through our cash and cash equivalents on hand combined with revenues generated by Avid.

         We have expended substantial funds on the development of our product candidates and for clinical trials and we have incurred negative cash flows from operations for the majority of our years since inception. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

         Revenues earned by Avid during the quarter ended July 31, 2002 amounted to $474,000. We expect that Avid will continue to generate revenues for the foreseeable future and although we anticipate that such revenues will lower our consolidated cash flows used in operations, thereby reducing the amount of capital we will need to raise from alternative sources, we expect that we will continue to need to raise additional capital to provide for our anticipated clinical trial activities using Cotara(TM), our anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the expansion of our manufacturing capabilities.

         Although we expect research and development expenses to decrease during the remainder of the current fiscal year primarily due to our reduction in our clinical trial programs and future clinical expenses, we have the ability to expand our research and development plans based on potential capital resources obtained from future financing activities, potential licensing arrangements, and the potential revenues generated from Avid. There can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

         We believe that we have sufficient cash on hand to meet our obligations on a timely basis through at least the current fiscal year.

         COMMITMENTS. At July 31, 2002, we had no material capital commitments, although we have significant obligations under license agreements which are contingent on clinical trial development milestones.


                           RISK FACTORS OF OUR COMPANY

         The biotechnology industry includes many risks and challenges. Our challenges may include, but are not limited to: uncertainties associated with completing pre-clinical and clinical trials for our technologies; the significant costs to develop our products as all of our products are currently in development, pre-clinical studies or clinical trials and no revenue has been generated from commercial product sales; obtaining additional financing to support our operations and the development of our products; obtaining regulatory approval for our technologies; complying with governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs and general economic conditions. A more detailed discussion regarding the our industry and business risk factors can be found in the Company's Annual Report on Form 10-K for the year ended April 30, 2002, as filed with the Securities and Exchange Commission on August 13, 2002.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------     ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at July 31, 2002, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.


                            PART II OTHER INFORMATION
                            -------------------------


ITEM 1.     LEGAL PROCEEDINGS.   None.
-------     ------------------

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.   None.
-------     ------------------------------------------

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.   None.
-------     --------------------------------

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.
-------     ----------------------------------------------------

ITEM 5.     OTHER INFORMATION.   None.
-------     ------------------

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K.
-------     --------------------------------

         (a)      Exhibits:

                  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEREGRINE PHARMACEUTICALS, INC.



                                  By:     /s/ Edward J. Legere
                                          --------------------------------------
                                          Edward J. Legere
                                          President & Chief Executive Officer
                                          and Director


                                          /s/ Paul J. Lytle
                                          --------------------------------------
                                          Paul J. Lytle
                                          Chief Financial Officer (signed both
                                          as an officer duly authorized to sign
                                          on behalf of the Registrant and
                                          principal financial officer and chief
                                          accounting officer)

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Edward J. Legere, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peregrine Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated:   September 16, 2002        Signed: /s/ EDWARD J. LEGERE
         ------------------                ------------------------------------
                                           Edward J. Legere
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Paul J. Lytle, certify that:

4. I have reviewed this quarterly report on Form 10-Q of Peregrine Pharmaceuticals, Inc.;

5. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

6. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated:   September 16, 2002                 Signed: /s/ PAUL J. LYTLE
         ------------------                         ----------------------------
                                                    Paul J. Lytle
                                                    CHIEF FINANCIAL OFFICER