Form 10-Q
period 2002-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2002-12-16
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002
                                       OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

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


                       119,014,397 shares of common stock
                             as of December 10, 2002

                         PEREGRINE PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2002

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO PEREGRINE PHARMACEUTICALS, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, AVID BIOSERVICES, INC. AND VASCULAR TARGETING TECHNOLOGIES, INC.



                                 PART I FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements:
         Consolidated Balance Sheets at October 31, 2002 and April 30, 2002 .......................       1
         Consolidated Statements of Operations for the three and six months ended October 31, 2002
         and 2001 .................................................................................       3
         Consolidated Statement of Stockholders' Equity for the six months ended October 31, 2002 .       4
         Consolidated Statements of Cash Flows for the six months ended October 31, 2002 and 2001 .       5
         Notes to Consolidated Financial Statements ...............................................       7


Item 2.  Management's  Discussion and Analysis of Financial Condition and Results of
         Operations ...............................................................................      16

         Company Overview .........................................................................      16

         Risk Factors of Our Company ..............................................................      24


Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............................      25


Item 4.  Controls and Procedures ..................................................................      25

                                      PART II OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................................      25

Item 2.  Changes in Securities and Use of Proceeds ................................................      25

Item 3.  Defaults Upon Senior Securities ..........................................................      26

Item 4.  Submission of Matters to a Vote of Security Holders ......................................      26

Item 5.  Other Information ........................................................................      27

Item 6.  Exhibits and Reports on Form 8-K .........................................................      27

         Signatures ...............................................................................      28

         Certifications ...........................................................................      29



                                    PART I FINANCIAL INFORMATION
                                    ----------------------------


ITEM 1.      FINANCIAL STATEMENTS
-------      --------------------


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT OCTOBER 31, 2002 AND APRIL 30, 2002
-------------------------------------------------------------------------------------------------


                                                                    OCTOBER 31,        APRIL 30,
                                                                       2002              2002
                                                                   ------------      ------------
                                                                     UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $ 6,625,000       $ 6,072,000
Trade and other receivables, net of allowance for doubtful
   accounts of $82,000 (October) and $80,000 (April)                   717,000           328,000
Inventories                                                            584,000             6,000
Prepaid expenses and other current assets                              527,000           384,000
                                                                   ------------      ------------

         Total current assets                                        8,453,000         6,790,000

PROPERTY:
Leasehold improvements                                                 280,000           267,000
Laboratory equipment                                                 1,958,000         1,803,000
Furniture, fixtures and computer equipment                             768,000           698,000
                                                                   ------------      ------------

                                                                     3,006,000         2,768,000
Less accumulated depreciation and amortization                      (2,001,000)       (1,853,000)
                                                                   ------------      ------------

         Property, net                                               1,005,000           915,000

OTHER ASSETS:
Note receivable, net of allowance of $1,676,000 (October) and
    $1,705,000 (April)                                                      --                --
Debt issuance costs                                                    336,000                --
Other, net                                                             126,000           161,000
                                                                   ------------      ------------

         Total other assets                                            462,000           161,000
                                                                   ------------      ------------

TOTAL ASSETS                                                       $ 9,920,000       $ 7,866,000
                                                                   ============      ============


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT OCTOBER 31, 2002 AND APRIL 30, 2002 (CONTINUED)
-----------------------------------------------------------------------------------------------------


                                                                     OCTOBER 31,          APRIL 30,
                                                                        2002                2002
                                                                   --------------      --------------
                                                                     UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                   $     675,000       $   1,070,000
Accrued clinical trial site fees                                         477,000             607,000
Accrued legal and accounting fees                                        193,000             303,000
Accrued royalties and license fees                                       127,000             189,000
Accrued payroll and related costs                                        440,000             374,000
Notes payable, current portion                                            42,000               2,000
Payable to related party                                                 500,000                  --
Other current liabilities                                                293,000             208,000
Deferred revenue                                                         698,000              30,000
                                                                   --------------      --------------

         Total current liabilities                                     3,445,000           2,783,000


CONVERTIBLE DEBT, net of discount                                      1,532,000                  --


COMMITMENTS AND CONTINGENCIES                                                 --                  --

STOCKHOLDERS' EQUITY:
Common stock-$.001 par value; authorized 175,000,000 shares;
    outstanding  - 117,896,749 (October); 110,275,209 (April)            118,000             110,000
Additional paid-in capital                                           140,831,000         134,221,000
Deferred stock compensation                                             (518,000)           (801,000)
Accumulated deficit                                                 (135,488,000)       (128,447,000)
                                                                   --------------      --------------

         Total stockholders' equity                                    4,943,000           5,083,000
                                                                   --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   9,920,000       $   7,866,000
                                                                   ==============      ==============

                          See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------


                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                             ----------------------------------      ----------------------------------
                                               OCTOBER 31,         OCTOBER 31,         OCTOBER 31,         OCTOBER 31,
                                                  2002                2001                2002                2001
                                             --------------      --------------      --------------      --------------
REVENUES:
Contract manufacturing revenue               $     621,000       $          --       $   1,095,000       $          --
License revenue                                         --             125,000                  --           3,250,000
                                             --------------      --------------      --------------      --------------
     Total revenues                                621,000             125,000           1,095,000           3,250,000

COSTS AND EXPENSES:
Cost of contract manufacturing                     711,000                  --           1,031,000                  --
Research and development                         2,097,000           2,775,000           5,449,000           4,815,000
General and administrative                         813,000             490,000           1,523,000             957,000
                                             --------------      --------------      --------------      --------------

     Total operating expenses                    3,621,000           3,265,000           8,003,000           5,772,000
                                             --------------      --------------      --------------      --------------

LOSS FROM OPERATIONS                            (3,000,000)         (3,140,000)         (6,908,000)         (2,522,000)
                                             --------------      --------------      --------------      --------------

OTHER INCOME (EXPENSE):
Interest and other income                           81,000             115,000             139,000             217,000
Interest and other expense                        (271,000)             (1,000)           (272,000)             (2,000)
                                             --------------      --------------      --------------      --------------

NET LOSS                                     $  (3,190,000)      $  (3,026,000)      $  (7,041,000)      $  (2,307,000)
                                             ==============      ==============      ==============      ==============

WEIGHTED AVERAGE
   SHARES OUTSTANDING:
     Basic and Diluted                         117,283,070         101,624,066         113,779,139         100,240,279
                                             ==============      ==============      ==============      ==============


BASIC AND DILUTED LOSS PER COMMON SHARE      $       (0.03)      $       (0.03)      $       (0.06)      $       (0.02)
                                             ==============      ==============      ==============      ==============

                               See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------


                                                                   ADDITIONAL                                        TOTAL
                                           COMMON STOCK             PAID-IN      DEFERRED STOCK   ACCUMULATED     STOCKHOLDERS'
                                       SHARES         AMOUNT        CAPITAL       COMPENSATION      DEFICIT          EQUITY
                                  --------------  -------------- --------------  --------------  --------------  --------------
BALANCES - May 1, 2002              110,275,209   $     110,000  $ 134,221,000   $    (801,000)  $(128,447,000)  $   5,083,000

Common stock issued for cash
  under Securities Purchase
  Agreement, net of issuance
  costs of $341,000                   5,221,540           5,000      2,858,000              --              --       2,863,000
Common stock issued for cash
  under Common Stock Purchase
  Agreements, net of issuance
  costs of $190,000                   2,900,000           3,000      1,853,000              --              --       1,856,000
Rescind prior sale of common
  stock to related party               (500,000)             --       (500,000)             --              --        (500,000)
Intrinsic value of conversion
  feature related to convertible
  debt                                       --              --      1,112,000              --              --       1,112,000
Fair market value of detachable
  warrants issued with
  convertible debt                           --              --      1,287,000              --              --       1,287,000
Stock-based compensation                     --              --             --         283,000              --         283,000
Net loss                                     --              --             --              --      (7,041,000)     (7,041,000)
                                  --------------  -------------- --------------  --------------  --------------  --------------
BALANCES - October 31, 2002         117,896,749   $     118,000  $ 140,831,000   $    (518,000)  $(135,488,000)  $   4,943,000
                                  ==============  ============== ==============  ==============  ==============  ==============

                               See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------


                                                                         SIX MONTHS ENDED OCTOBER 31,
                                                                            2002              2001
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(7,041,000)      $(2,307,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           186,000           222,000
    Stock-based compensation                                                283,000           438,000
    Amortization of discount on convertible debt and debt issuance
      costs                                                                 208,000                --
    Gain on sale of property                                                 (1,000)          (17,000)
Changes in operating assets and liabilities:
  Trade and other receivables                                              (389,000)           18,000
  Inventories                                                              (578,000)               --
  Prepaid expenses and other current assets                                (143,000)          (37,000)
  Accounts payable                                                         (395,000)          (99,000)
  Deferred revenue                                                          668,000        (3,250,000)
  Accrued clinical trial site fees                                         (130,000)          223,000
  Other accrued expenses and current liabilities                            (21,000)          (41,000)
                                                                        ------------      ------------
         Net cash used in operating activities                           (7,353,000)       (4,850,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                                      (173,000)         (102,000)
Proceeds from sale of property                                               11,000            67,000
Decrease in other assets                                                      4,000                --
                                                                        ------------      ------------
         Net cash used in investing activities                             (158,000)          (35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                    4,719,000         5,097,000
Proceeds from issuance of convertible debt, net of issuance
costs of $363,000                                                         3,387,000                --
Principal payments on notes payable                                         (42,000)          (58,000)
                                                                        ------------      ------------
         Net cash provided by financing activities                        8,064,000         5,039,000
                                                                        ------------      ------------

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                    SIX MONTHS ENDED OCTOBER 31,
                                                        2002            2001
                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           $  553,000      $  154,000

CASH AND CASH EQUIVALENTS, beginning of period       6,072,000       6,327,000
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, end of period            $6,625,000      $6,481,000
                                                    ===========     ===========

SUPPLEMENTAL INFORMATION:
Interest paid                                       $    3,000      $    2,000
                                                    ===========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired in exchange for note payable      $   82,000      $       --
                                                    ===========     ===========

           See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (referred to as "Peregrine" or the "Company") and its wholly-owned subsidiaries, Avid Bioservices, Inc. ("Avid"), which was formed in January 2002, and Vascular Targeting Technologies, Inc. All intercompany balances and transactions have been eliminated.

         At October 31, 2002, the Company had $6,625,000 in cash and cash equivalents. The Company has expended substantial funds on the development of its product candidates and for clinical trials and it has incurred negative cash flows from operations for the majority of its years since inception. The Company expects negative cash flows from operations to continue until it is able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the licensing of its products under development.

         Revenues earned by Avid during the six months ended October 31, 2002 amounted to $1,095,000. The Company expects that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, thereby reducing the amount of capital the Company will need to raise from alternative sources. The Company expects that it will continue to need to raise additional capital to provide for its operations, including the anticipated development and clinical trial costs of Cotara(TM), the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of the Company's manufacturing capabilities.

         Assuming the Company does not raise any additional capital from either financing activities or under technology licensing activities, and further assuming that Avid does not generate any additional revenues beyond its two active contracts, the Company believes it has sufficient cash on hand to meet its obligations on a timely basis through at least June 2003. There can be no assurances that the Company will be successful in raising sufficient capital on terms acceptable to it, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to sustain its operations beyond June 2003.

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at October 31, 2002, and the consolidated results of its operations and its consolidated cash flows for the six-month periods ended October 31, 2002 and 2001. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities Exchange Act of 1934. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002, which was filed with the Securities and Exchange Commission on August 13, 2002. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         RECLASSIFICATION. Certain reclassifications were made to the prior period balances to conform them to the current period presentation.

         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

         INVENTORIES. Inventories are stated at the lower of cost or market and primarily includes raw materials and supplies used by Avid to manufacture and develop antibodies and direct labor and overhead costs associated with projects under development. Inventories consist of the following at October 31, 2002 and April 30, 2002:

                                              OCTOBER              APRIL
                                                2002                2002
                                           ---------------     ---------------

         Raw materials and supplies        $      459,000      $            -
         Work in process                          125,000               6,000
                                           ---------------     ---------------

              Total Inventories            $      584,000      $        6,000
                                           ===============     ===============

         DEFERRED REVENUE. Deferred revenue consists of customer deposits received in advance for up-front contract fees associated with contract manufacturing and development agreements. Deferred revenue is generally recognized once the service has been provided and all milestones and final product testing have been completed and delivered.

         REVENUE RECOGNITION. The Company currently derives revenues primarily from licensing agreements associated with Peregrine's technologies under development and from contract manufacturing services provided by Avid.

         Revenues related to licensing agreements are recognized when cash has been received and all obligations of the Company have been met, which is generally upon the transfer of the technology or other rights to the licensee. Up-front fees from license agreements are generally recognized over the estimated term of the agreement.

         Contract manufacturing revenues are generally recognized once the service has been provided and all milestones and final product testing have been completed and delivered.

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

         In July 2000, the Emerging Issues Task Force ("EITF") released Issue 99-19 ("EITF 99-19"), REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT. EITF 99-19 summarized the EITF's views on when revenue should be recorded at the gross amount billed to a customer because it has earned revenue from the

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

sale of goods or services, or the net amount retained (the amount billed to the customer less the amount paid to a supplier) because it has earned a fee or commission. In addition, in January 2002, the EITF released Issue 01-14 ("EITF 01-14"), INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSES INCURRED. EITF 00-14 summarized the EITF's views on when the reimbursement of out-of-pocket expenses should be characterized as revenue or as a reduction of expenses incurred. The Company's revenue recognition policies are in compliance with EITF 99-19 and EITF 00-14 whereby the Company records revenue for the gross amount billed to customers (the cost of raw materials or supplies plus the related handling mark-up fee) as the Company acts as a principal in these transactions. Amounts billed to customers for raw materials and supplies under contract manufacturing agreements are generally recorded as deferred revenue and are recognized as revenue once the service has been provided and all milestones and testing have been completed and delivered.

         BASIC AND DILUTIVE NET LOSS PER COMMON SHARE. Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of options, warrants and convertible instruments. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive, there is no difference between basic and diluted loss per share amounts for the three and six months ended October 31, 2002 and October 31, 2001. The Company has excluded the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period because their effect is antidilutive:

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  --------------------------    --------------------------
                                                  OCTOBER 31,    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                    2002             2001          2002           2001
                                                  ----------     ----------     ----------     ----------
Common stock equivalent shares assuming
 issuance of shares represented by
 outstanding stock options and warrants
 utilizing the treasury stock method              1,986,519      5,325,681      4,680,013      5,958,285

Common stock equivalent shares assuming
 issuance of shares upon conversion of
 convertible debt utilizing the if-converted
 method                                           3,980,179             --      1,990,090             --
                                                  ----------     ----------     ----------     ----------
Total                                             5,966,698      5,325,681      6,670,103      5,958,285
                                                  ==========     ==========     ==========     ==========

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         Weighted outstanding options and warrants to purchase up to 24,158,950 and 15,455,772 shares of common stock for the three and six months ended October 31, 2002, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

         Weighted outstanding options and warrants to purchase up to 7,116,032 and 6,401,996 shares of common stock for the three and six months ended October 31, 2001, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

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

         Effective May 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 replaces SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The primary objective of SFAS No. 144 was to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial position and results of operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that adopting SFAS No. 146 will not have a material impact on its consolidated financial position and results of operations.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

3.       NOTE RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company defaults under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five (5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, the Company did not have sufficient cash on hand to meet its obligations on a timely basis and was operating at significantly reduced levels. In addition, at that time, if the Company could not raise additional cash by December 31, 1999, the Company would have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. The Company reduces the reserve as payments are received and records the reduction as Interest and other income in the accompanying consolidated statements of operations. Due to the uncertainty of the Company's capital resources beyond the remainder of the current fiscal year and its ability to pay its lease obligation beyond such period, the carrying value of the note receivable approximates its fair value at October 31, 2002. The Company has received all payments through December 2002. The following represents a rollforward of the allowance of the Company's note receivable for the six months ended October 31, 2002:

         Allowance for note receivable, April 30, 2002      $      1,760,000
         Principal payments received                                 (27,000)
                                                            -----------------

         Allowance for note receivable, October 31, 2002    $      1,733,000
                                                            =================


4.       NOTES PAYABLE

         During May 2002, the Company entered into a note agreement with an original amount due of $82,000 to finance laboratory equipment that bears interest at approximately 10% per annum and requires aggregate monthly payments of approximately $8,600 through May 2003.


5.       RELATED PARTY TRANSACTIONS

         On November 19, 2001, the Company received $5,750,000 under a Common Stock Purchase Agreement in exchange for the issuance of 5,750,000 shares of its common stock and warrants to purchase up to 1,725,000 shares of common stock at an exercise price of $1.00 per share. Mr. Eric Swartz, a director of the Company, invested $500,000 of the total amount in exchange for 500,000 shares of the Company's common stock and warrants to purchase up to 150,000 shares of

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

common stock at an exercise price of $1.00. Subsequent to the sale, the Company was informed by The Nasdaq Stock Market that the sale of shares to a director of the Company at a discount to the market price of the Company's common stock required shareholder approval in order for the Company to be in compliance with Nasdaq Market Rule 4350. On October 22, 2002, the Company's prior sale of common stock to Mr. Eric Swartz did not receive shareholder approval due to insufficient shareholder votes. As such, the Company was required to rescind the transaction and to return the sum of $500,000 to Mr. Swartz in exchange for the 500,000 shares of common stock and the cancellation of a warrant to purchase up to 150,000 shares of common stock. The $500,000 payable to Mr. Swartz has been reported as Payable to related party in the accompanying consolidated financial statements at October 31, 2002 and was subsequently paid to Mr. Swartz on December 11, 2002. Negotiations between the Company and Mr. Swartz with respect to a new transaction are ongoing, however, the Company cannot guarantee that Mr. Swartz and the Company will reach a definitive agreement on mutually acceptable terms.

6.       CONVERTIBLE DEBT

         On August 9, 2002, the Company entered into a private placement with four investors under a Securities Purchase Agreement ("SPA"), whereby the Company issued Convertible Debentures ("Debenture") for gross proceeds of $3,750,000. The Debenture earns interest at a rate of 6% per annum payable in cash semi-annually each June 30th and December 31st, and mature in August 2005. Under the terms of the Debenture, the principal amount is convertible, at the option of the holder, into a number of shares of common stock of the Company calculated by dividing the unpaid principal amount of the Debenture by the initial conversion price of $0.85 per share ("Conversion Price"). If the Company enters into any financing transactions within 18 months following the date the registration statement was declared effective by the Securities & Exchange Commission (or through March 9, 2004) at a per share price less than the Conversion Price, the Conversion Price will be reset to the lower price for all outstanding Debentures. The Debenture is secured by generally all assets of the Company. If the Company defaults under the provisions of the SPA, as defined in the agreement, which includes but is not limited to, the default of an interest payment, the principal amount of the Debenture becomes immediately due and payable. Under the SPA, each Debenture holder was granted a detachable warrant equal to 75% of the quotient obtained by dividing the principal amount of the Debentures by the Conversion Price or an aggregate of approximately 3,309,000 warrants. The detachable warrants have a 4-year term and are exercisable 6 months after the date of issuance at an exercise price of $0.75 per share.

         In accordance with EITF 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, the Company recorded convertible debt net of discount of (i) the relative fair value of the warrants issued in the amount $1,287,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,112,000. The value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount is being amortized on a straight-line basis over the term of the Debenture, which approximates the effective interest method, and the amortization is recorded as non-cash interest expense and is included in Interest and other expense in the consolidated statement of operations.

         In connection with the convertible debentures issued on August 9, 2002, the Company incurred approximately $363,000 in debt issuance costs which are being amortized on a straight-line basis over the life of the Debentures, which approximates the effective interest method. The amortization of the debt issuance costs is recorded as non-cash interest expense and is included in Interest and other expense in the consolidated statement of operations.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         From November 1, 2002 through December 13, 2002, debenture holders elected to convert an aggregate of $950,000 of the outstanding Debentures in exchange for approximately 1,118,000 shares of common stock at the conversion price of $0.85 per share.

7.       SEGMENT REPORTING

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

         The Company primarily evaluates the performance of its segments based on net revenues and gross profit or loss. The Company has no intersegment revenues and does not segregate assets at the segment level as such information is not used by management.

         Net revenues and gross profit (loss) information for the Company's segments for the three months ended October 31, 2002 consisted of the following:

                                                                            THREE MONTHS ENDED OCTOBER 31,
                                                                          ----------------------------------
                                                                                2002                 2001
                                                                          ---------------     --------------
         NET REVENUES:
             Research and development of cancer therapeutics              $            -      $      125,000
             Contract manufacturing and development of biologics                 621,000                 -
                                                                          ---------------     ---------------

                  Total net revenues                                      $      621,000      $      125,000
                                                                          ===============     ===============

         GROSS PROFIT (LOSS):
             Research and development of cancer therapeutics              $            -      $      125,000
             Contract manufacturing and development of biologics                 (90,000)                -
                                                                          ---------------     ---------------

                  Total gross profit (loss)                               $      (90,000)     $      125,000
                                                                          ===============     ===============

         Net revenues generated from Avid during the three months ended October 31, 2002 were primarily from one customer located in Europe and one customer located in the U.S. For the three months ended October 31, 2002, the customer located in Europe accounted for 31% of reported revenue and the customer located in the U.S. accounted for 68% of reported net revenues.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


         Net revenues and gross profit information for the Company's segments for the six months ended October 31, 2002 consisted of the following:

                                                                     SIX MONTHS ENDED OCTOBER 31,
                                                                 ----------------------------------
                                                                       2002                 2001
                                                                 ---------------     ---------------
NET REVENUES:
    Research and development of cancer therapeutics              $            -      $    3,250,000
    Contract manufacturing and development of biologics               1,095,000                   -
                                                                 ---------------     ---------------

         Total net revenues                                      $    1,095,000      $    3,250,000
                                                                 ===============     ===============

GROSS PROFIT:
    Research and development of cancer therapeutics              $            -      $    3,250,000
    Contract manufacturing and development of biologics                  64,000                   -
                                                                 ---------------     ---------------

         Total gross profit                                      $       64,000      $    3,250,000
                                                                 ===============     ===============

         Net revenues generated from Avid during the six months ended October 31, 2002 were primarily from one customer located in Europe and one customer located in the U.S. For the six months ended October 31, 2002, the customer located in Europe accounted for 57% of reported revenue and the customer located in the U.S. accounted for 41% of reported revenues.


8.       STOCKHOLDERS' EQUITY

         On August 9, 2002, the Company entered into a private placement with two investors under a Securities Purchase Agreement ("SPA") and issued an aggregate of approximately 1,923,000 shares of common stock in exchange for gross proceeds of $1,250,000. In conjunction with the private placement, the Company issued warrants to purchase up to an aggregate of approximately 1,442,000 shares of common stock. The warrants have a four year term and are exercisable six months after the date of issuance at an exercise price of $0.71 per share. In addition, if the Company enters any financing transaction within 18 months following the date the registration statement was declared effective by the Securities & Exchange Commission (or through March 9, 2004) at a per share price less than the purchase price of $0.65 per share ("Adjusted Price"), then, after the Company receives prior shareholder approval, each investor will receive an adjustment warrant equal to (1) the number of common shares that would have been issued to such investor on the closing date at the Adjusted Price less (2) the number of common shares actually issued to such investor on the closing date. The adjustment warrant would be priced at an exercise price $0.001 per share and shall expire four years from the closing date as defined in the SPA.

         Also on August 9, 2002, the Company agreed to sell approximately 3,298,000 shares of common stock at a negotiated price of $0.65 per share in exchange for gross proceeds of $2,144,000 to one investor. In conjunction with this offering, the Company issued a warrant to purchase up to approximately 4,649,000 shares of common stock. The warrants have a four year term and are exercisable six months after the date of issuance at an exercise price of $0.71 per share. In addition, if the Company enters any financing transaction within 18 months following the date the registration statement was declared effective

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

by the Securities & Exchange Commission (or through March 9, 2004) at a per share price less than the purchase price of $0.65 per share ("Adjusted Price"), then, after the Company receives prior shareholder approval, each investor will receive an adjustment warrant equal to (1) the number of common shares that would have been issued to such investor on the closing date at the Adjusted Price less (2) the number of common shares actually issued to such investor on the closing date. The adjustment warrant would be priced at an exercise price $0.001 per share and shall expire four years from the closing date as defined in the SPA.

         Under the terms of the SPA as defined above and in footnote 6, the Company cannot sell common stock or instruments convertible into common stock at a price per share of less than $0.85 before March 9, 2004 without first obtaining shareholder approval. The sale of common stock below $0.85 per share would trigger a reset of the purchase price for investors under the SPA which would cause the Company to issue additional shares or warrants (in addition to the original issuance of shares) that would in total exceed twenty percent (20%) of the Company's outstanding shares of common stock as of the date of the transaction. On October 22, 2002, the Company attempted to obtain prior shareholder approval but the proposal did not receive sufficient shareholder votes. There can be no guarantees that the Company will be successful in obtaining future shareholder approval, if necessary.

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

         On August 13, 2002, the Company sold 2,900,000 shares of its common stock in exchange for gross proceeds of $1,856,000 under the Shelf. There were no warrants issued in connection with this transaction. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the proceeds or $92,800. After this transaction and the rescinding of the transaction with Mr. Swartz (Footnote 5), 500,000 shares of common stock and warrants to purchase up to 150,000 shares of common stock were available for issuance under the Shelf.

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

         The following discussion is included to describe the Company's financial position and results of operations for the three and six months ended October 31, 2002 compared to the same period in the prior year. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion. In addition, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002, which was filed with the Securities and Exchange Commission on August 13, 2002. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

                                COMPANY OVERVIEW

         Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biopharmaceutical company engaged in the research and development and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies.

         In January 2002, we formed our wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid"), to provide an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices. Avid's manufacturing facility is located in Tustin, California, adjacent to our offices.

         With the addition of Avid, our business is now organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies, and (ii) Avid, is engaged in providing contract manufacturing and development of biologics to biopharmaceutical and biotechnology businesses.

         Peregrine's main focus is on the development of its collateral targeting agent technologies. Collateral targeting agents typically use antibodies that bind to or target components found in or on most solid tumors. An antibody is a molecule that humans and other animals create in response to disease. In pre-clinical and/or clinical studies, these collateral targeting antibodies are capable of targeting and delivering therapeutic killing agents that kill cancerous tumor cells. We currently have exclusive rights to over 50 issued U.S. and foreign patents protecting various aspects of our technology and have additional pending patent applications that we believe will further strengthen our patent position. Our three collateral targeting technologies are known as Tumor Necrosis Therapy ("TNT"), Vascular Targeting Agents ("VTA's") and Vasopermeation Enhancement Agents ("VEA's"). Our VTA and VEA technologies are currently in preclinical development. Our first TNT-based product, Cotara(TM), is currently in a Phase I clinical study at Stanford University Medical Center for the treatment of colorectal, pancreatic and soft-tissue sarcoma cancers. In addition, we are working closely with the Food and Drug Administration ("FDA") to obtain approval for a Phase III clinical study using Cotara(TM) for the treatment of brain cancer. We do not anticipate treating any additional patients in the Phase II brain cancer clinical study while we actively seek a licensing partner for the Cotara(TM) program.

         In addition to collateral targeting agents, we have a direct tumor-targeting antibody, Oncolym(R), for the treatment of Non-Hodgkins B-cell Lymphoma. The clinical enrollment under the Phase I/II clinical trial was suspended during August 2002 in an effort to focus our resources on our more advanced Cotara(TM) program. We are actively seeking to license or partner the Oncolym(R) technology.

         Avid's main focus is to provide an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for third party customers.

                               RECENT DEVELOPMENTS

         CLINICAL TRIALS. During late October 2002, we met with the FDA to discuss remaining issues of the Phase III protocol. We are in the process of gathering and preparing additional information requested by the FDA necessary to reflect what was discussed and resolved in the meeting. In the current regulatory environment, the FDA appears to be particularly concerned about the adequacy of the clinical trial design and wants to ensure proper design prior to approving pivotal studies. Our goal is to have an approved study that will evaluate the clinical effectiveness of Cotara(TM) in a rigorous, well-controlled clinical trial that will be attractive to potential licensing partners and adequate for approval. We do not expect to have a formal decision from the FDA until early calendar year 2003. In addition, we do not anticipate treating any additional patients in the Phase II brain cancer clinical study using Cotara(TM) and we are actively seeking a licensing partner for the program.

         DELISTING. During August 2002, we received a letter from The Nasdaq Stock Market, Inc. notifying us that our common stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required by The Nasdaq SmallCap Market listing requirements. The letter states that we will have 180-days or until February 18, 2003 to regain compliance by maintaining a minimum closing bid price of $1.00 per share for 10 consecutive trading days. Following this initial 180 calendar day grace period, if we can demonstrate net income of at least $750,000 in either its latest fiscal year or in two of its last three fiscal years, stockholders' equity of $5 million or a market capitalization of at least $50 million, the company will be given an additional 180-day grace period or until August 15, 2003 to regain compliance. Although we cannot provide assurance that our market capitalization will be $50 million on February 18, 2003, during November 2002 and through the date of this Report, our market capitalization has exceeded $50 million. The Company is currently in compliance with all other Nasdaq SmallCap listing requirements.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

         NET LOSS. Our reported net loss of approximately $3,190,000 for the quarter ended October 31, 2002 represents an increase in net loss of $164,000 compared to a reported net loss of approximately $3,026,000 for the quarter ended October 31, 2001. The increase in net loss for the quarter ended October 31, 2002 is due to an increase in total cost and expenses of $356,000 combined with a $34,000 decrease in interest and other income and a $270,000 increase in interest and other expense. These amounts were offset by an increase in total revenues of $496,000.

         TOTAL REVENUES. The increase in total revenues of $496,000 during the three months ended October 31, 2002 compared to the same period in the prior year is due to an increase in contract manufacturing revenue of $621,000 offset by a decrease in license revenue of $125,000.

         CONTRACT MANUFACTURING REVENUE. The increase in contract manufacturing revenue of $621,000 during the three months ended October 31, 2002 is due to the commencement of Avid's operations in January 2002. We expect contract manufacturing revenue to increase during the current fiscal year based on the anticipated completion of projects under our current contract manufacturing agreements.

         LICENSE REVENUE. The decrease in license revenue of $125,000 is due to the prior year amortization of deferred license revenue related to a previous license agreement, which was fully recognized as of April 30, 2002. Although we are in various stages of licensing discussions with third parties for our technologies under development, we cannot estimate nor can we determine the likelihood that we will be successful in entering into any definitive license agreements during the remainder of the current fiscal year.

         TOTAL COSTS AND EXPENSES. The increase in total costs and expenses of $356,000 during the three months ended October 31, 2002 compared to the same period in the prior year is due to an increase in cost of contract manufacturing of $711,000 and an increase in selling, general and administrative expenses of $323,000, offset by a decrease in research & development expenses of $678,000.

         COST OF CONTRACT MANUFACTURING. The increase in cost of contract manufacturing of $711,000 is due to the commencement of Avid's operations in January 2002 and the increase in related revenues. We expect that cost of contract manufacturing will continue to increase during the remainder of the current fiscal year as Avid continues to provide an array of contract manufacturing services under our current contract manufacturing agreements.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include internal salary expenses, contracted clinical trial fees, building lease and facility expenses, contract research expenses, sponsored research expenses paid to two universities, material and supplies for the research and manufacturing laboratories, patent legal fees, stock-based compensation expense, utilities and other general research costs. The decrease in research and development expenses of $678,000 during the three months ended October 31, 2002 compared to the same period in the prior year is primarily due to decreases in the following expenses:

         o CLINICAL TRIAL PROGRAM EXPENSES. The decrease in clinical trial program expenses is primarily due to the decrease in expenses associated with the treatment of fewer patients as a result of the reduction of our clinical trial program, including but not limited to, decreased patient fees and related expenses. These decreases in clinical trial program expenses were offset by an increase in expenses associated with seeking protocol approval for a Phase III clinical trial for the treatment of brain cancer. We anticipate a continued reduction in our clinical expenses as we wrap-up current clinical programs (excluding the Cotara(TM) Phase I study at Stanford University) and focus our efforts on licensing and/or partnering the Oncolym(R) and Cotara(TM) technologies with collaborators who will fund future clinical and commercial development.

         o PRE-CLINICAL DEVELOPMENT EXPENSES. Our pre-clinical development expenses associated with our platform technologies decreased slightly primarily due to a decrease in drug development expenses for our Tumor Necrosis Therapy ("TNT") technologies. This decrease in pre-clinical development expenses was offset primarily by an increase in patent legal fees and drug development expenses associated with our Vascular Targeting Agent ("VTA") technologies. We anticipate a continued reduction in our pre-clinical development expenses as we reduce our sponsored research funding with outside researchers over the remainder of the current fiscal year. We intend to focus the majority of our pre-clinical development expenses on our VTA technology. We believe our Vasopermeation Enhancement Agent ("VEA") pre-clinical programs are advanced enough for licensing and partnering and therefore will require fewer financial resources for outside sponsored research. Additional expenditures for the VEA technology will likely be for manufacturing or research studies related specifically to the interest of potential licensing partners. We intend to cut back all basic research and development for new technologies until we have more financial resources.

         o STOCK-BASED COMPENSATION EXPENSE. The current quarter decrease was further supplemented by a decrease in stock-based compensation expense associated with the fair value of options granted to non-employee consultants who are assisting us with the development of our platform technologies. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

         The decrease in research and development expenses during the three months ended October 31, 2002 compared to the same period in the prior year was offset by an increase in expenses associated with the operation and maintenance of our cGMP facility, including but not limited to, increased employee headcount combined with and increase in facility and validation expenses as a cGMP facility requires highly specialized personnel and equipment that must be maintained on a continual basis.

         The following represents the expenses we have incurred by each major platform technology under development:

                                               R&D
                                         EXPENSES-QUARTER    R&D EXPENSES-MAY 1,
             PLATFORM TECHNOLOGY UNDER   ENDED OCTOBER 31,   1998 TO OCTOBER 31,
                    DEVELOPMENT                2002                2002
         ---------------------------       ------------         ------------
         TNT development (Cotara(TM))      $ 1,175,000          $21,758,000
         VEA development                       345,000            3,175,000
         VTA development                       503,000            4,097,000
         Oncolym(R)development                  74,000           13,101,000
                                           ------------         ------------
         Total R&D expenses                $ 2,097,000          $42,131,000
                                           ============         ============

         From inception to April 1998, we have expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between the TNT and Oncolym(R) technologies. In addition to the above costs, we have expensed an aggregate of $32,004,000 for the acquisition of our TNT and VTA technologies, which were acquired during fiscal years 1995 and 1997, respectively.

         Looking beyond the current fiscal year, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

         o The uncertainty of future costs associated with our pre-clinical candidates, Vasopermeation Enhancement Agents, and Vascular Targeting Agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development;
         o        The uncertainty of future clinical trial results;
         o The uncertainty of the number of patients to be treated in any clinical trial;
         o The uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;
         o The uncertainty of the rate at which patients are enrolled into our studies. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates.
         o The uncertainty of terms related to potential future partnering or licensing arrangements;
         o        The uncertainty of our capital resources to fund these studies beyond the remainder of the current fiscal year; and
         o        The uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

         We or our potential partners will need to do additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates as all of our products are in clinical and pre-clinical development. Testing, manufacturing, commercialization, advertising, promotion, exporting and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort and financial resources, and we cannot guarantee that any approval will be granted on a timely basis, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the United States Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, we may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products, and we may not be able to obtain all necessary governmental clearances and approvals to market our products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase in selling, general and administrative expenses of $323,000 during the three months ended October 31, 2002 compared to the same period in the prior year is primarily due to an increase in business development, salary and other general expenses associated with the formation and start-up of our wholly-owned subsidiary, Avid Bioservices, Inc., combined with an increase in business development expenses associated with Peregrine's licensing activities. We expect selling, general and administrative expenses to slightly increase during the remainder of the current fiscal year primarily due to the planned increase in operations and business development activities of Avid combined with our anticipated increase in Peregrine's business development activities associated with the potential licensing of its technologies under development.

         INTEREST AND OTHER INCOME. The decrease in interest and other income of $34,000 during the three months ended October 31, 2002 is primarily due to a decrease in interest income as a result of lower prevailing interest rates during the three months ended October 31, 2002 compared to the same period in the prior year.

         INTEREST AND OTHER EXPENSE. The increase in interest and other expense of $270,000 during the current quarter is primarily due to an increase in interest expense associated with the issuance of $3,750,000 in convertible debt during August 2002 combined with an increase in non-cash interest expense resulting from the amortization of the convertible debt discount associated with the fair value of detachable warrants and intrinsic value of the conversion feature combined with amortization of related debt issuance costs.

SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001

         NET LOSS. Our reported net loss of approximately $7,041,000 for the six months ended October 31, 2002 represents an increase in net loss of $4,734,000 compared to a reported net loss of approximately $2,307,000 for the six months ended October 31, 2001. The increase in net loss for the six months ended October 31, 2002 is due to a decrease in total revenues of $2,155,000, an increase in total cost and expenses of $2,231,000, a decrease in interest and other income of $78,000 and an increase in interest and other expense of $270,000.

         TOTAL REVENUES. The decrease in total revenues of $2,155,000 during the six months ended October 31, 2002 compared to the same period in the prior year is due to an increase in contract manufacturing revenue of $1,095,000 offset by a decrease in license revenue of $3,250,000.

         CONTRACT MANUFACTURING REVENUE. The increase in contract manufacturing revenue of $1,095,000 is due to the commencement of Avid's operations in January 2002. We expect contract manufacturing revenue to increase during the remainder of the current fiscal year based on the anticipated completion of projects under our current contract manufacturing agreements.

         LICENSE REVENUE. The decrease in license revenue of $3,250,000 during the six months ended October 31, 2002 resulted primarily from the recognition of a $3,000,000 up-front licensing fee during the prior year period. During the prior year quarter ended July 31, 2001, we recognized deferred license revenue of $3,000,000 when we assumed the Oncolym(R) licensing rights from Schering A.G. and met all obligations under the agreement.

         TOTAL COSTS AND EXPENSES. The increase in total costs and expenses of $2,231,000 during the six months ended October 31, 2002 compared to the same period in the prior year is due to an increase in cost of contract manufacturing of $1,031,000, an increase in research & development expenses of $634,000 and an increase in selling, general and administrative expenses of $566,000.

         COST OF CONTRACT MANUFACTURING. The increase in cost of contract manufacturing of $1,031,000 is due to the commencement of Avid's operations in January 2002.

         RESEARCH AND DEVELOPMENT EXPENSES. The increase in research and development expenses of $634,000 during the six months ended October 31, 2002 compared to the same period in the prior year is primarily due to increases in the following expenses:

         o CLINICAL TRIAL PROGRAM EXPENSES. The increase in clinical trial program expenses is primarily due to the increase in expenses incurred in the first quarter of fiscal year 2003 associated with seeking protocol approval and start-up activities for a Phase III clinical trial for the treatment of brain cancer, including but not limited to, increased consulting and clinical site qualification fees associated with establishing the clinical trial in Europe and Canada, and an investigator meeting held in Europe in June 2002. These increases in clinical trial program expenses were offset by a decrease in expenses associated with our other clinical trial programs using Cotara(TM) primarily due to the treatment of fewer patients as a result of the planned reduction of our clinical trial program.

         o PRE-CLINICAL DEVELOPMENT EXPENSES. The increase in pre-clinical development expenses is primarily due to an increase in sponsored research fees, patent legal fees and drug development costs associated with our VTA platform technologies. This increase in pre-clinical development expenses was offset primarily by a decrease in drug development costs associated with our TNT platform technologies.

         o MANUFACTURING OF ANTIBODIES FOR CLINICAL TRIALS. The increase in manufacturing expenses is primarily due to us increasing our supply of Cotara(TM) during the first quarter of fiscal year 2003 for use in the previously planned Phase III clinical trial for the treatment of brain cancer combined with preparing our facility for manufacturing biologics for other companies. In addition, in order to operate a cGMP facility, we have incurred an increase in salary expense due to increased headcount, combined with an increase in facility and validation expenses as a cGMP facility requires highly specialized personnel and equipment that must be maintained on a continual basis.

         The current six-month increase in research and development costs was offset by a decrease in stock-based compensation associated with the fair value of options granted to non-employee consultants who are assisting us with the development of our platform technologies. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase in selling, general and administrative expenses of $566,000 during the six months ended October 31, 2002 compared to the same period in the prior year is primarily due to an increase in business development, salary and other general expenses associated with the formation and start-up of our wholly-owned subsidiary, Avid Bioservices, Inc., combined with an increase in business development expenses associated with Peregrine's licensing activities.

         INTEREST AND OTHER INCOME. The decrease in interest and other income of $78,000 during the six months ended October 31, 2002 is primarily due to a decrease in interest income as a result of lower prevailing interest rates during the six months ended October 31, 2002 compared to the same period in the prior year.

         INTEREST AND OTHER EXPENSE. The increase in interest and other expense of $270,000 during the six months ended October 31, 2002 is primarily due to an increase in interest expense associated with the issuance of $3,750,000 in convertible debentures during August 2002 combined with an increase in non-cash interest expense resulting from the amortization of the debt discount attributable to the issuance of the convertible debt.

                         LIQUIDITY AND CAPITAL RESOURCES

         During August 2002, we entered into two financing transactions (as further explained in our notes to the consolidated financial statements contained herein) whereby we raised aggregate gross proceeds of $9,000,000.

         As of November 30, 2002, we had approximately $6,066,000 in cash and cash equivalents. We have financed our operations primarily through the sale of our common stock, which has been supplemented with payments received from various licensing collaborations. During the six months ended October 31, 2002, we supported our cash used in operations of $7,353,000 primarily through cash received under financing activities during the quarter ended October 31, 2002 combined with revenues generated by Avid.

         We have expended substantial funds on the development of our product candidates and for clinical trials and we have incurred negative cash flows from operations for the majority of our years since inception. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the licensing of Peregrine's products under development.

         Revenues earned by Avid during the six months ended October 31, 2002 amounted to $1,095,000. We expect that Avid will continue to generate revenues for the foreseeable future and although we anticipate that such revenues will lower our consolidated cash flows used in operations, thereby reducing the amount of capital we will need to raise from alternative sources, we expect that we will continue to need to raise additional capital to provide for clinical studies, the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of our manufacturing capabilities.

         Assuming we do not raise any additional capital from either financing activities or under licensing arrangements, and assuming that Avid does not generate any additional revenues beyond it two active contracts, we believe that we have sufficient cash on hand to meet our obligations on a timely basis through at least June 2003. We believe we will be able to sustain our operations beyond June 2003 if we are able to (i) generate additional revenues from Avid beyond its current customers (ii) license our technologies under development or
(iii) raise additional capital under equity or debt arrangements.

         Avid currently has outstanding project proposals in place with a maximum amount of up to approximately $13,000,000 million in potential new business. These project proposals generally range from approximately $400,000 to over $2.6 million per proposal with the majority of the proposals sent out by Avid during the months of September and October 2002. These project proposals are the initial steps in generating potential new business. The estimated time to complete any one of the outstanding project proposals is generally less than one year, assuming no significant delays. As discussed in our Annual Report on Form 10-K for the year ended April 30, 2002, we believe the sales cycle from client introduction to signing an agreement, if one is to be signed, will generally take anywhere from three to six months. Potential contracts may happen sooner or later based on the complexity of the project and customer timelines, or not at all. There can be no assurances that Avid will be successful in generating new business or that any of the outstanding contract proposals will be consummated.

         In regards to potential licensing, Peregrine is currently in various stages of licensing discussions and negotiations for all of its technologies under development. Although we are in various discussions and negotiations, there can be no assurances that we will be successful in completing any licensing transactions on terms acceptable to us and the potential licensing partner.

         In addition, we will be focusing our efforts on potential equity and debt financing activities. Our potential financing activities are currently restricted under the terms of the Securities Purchase Agreement ("SPA") executed in August 2002. Under the SPA, we cannot sell common stock or instruments convertible into common stock at a price per share of less than $0.85 before March 9, 2004 without first obtaining shareholder approval. The sale of common stock below $0.85 per share would trigger a reset of the purchase price for investors under the SPA which would cause us to issue additional shares or warrants (in addition to the original issuance of shares) that would in total exceed twenty percent (20%) of our outstanding shares of common stock as of the date of the transaction. On October 22, 2002, we attempted to obtain prior shareholder approval for this transaction, however, the proposal did not receive sufficient shareholder votes. There can be no assurances that we will be successful in raising additional capital on terms acceptable to us or allowed under the SPA, or that sufficient additional capital will be raised to sustain our operations beyond June 2003.

                                   COMMITMENTS

         At October 31, 2002, we had no material capital commitments, although we have significant obligations under license agreements which are contingent on clinical trial development milestones.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at October 31, 2002, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

         An evaluation has been performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2002. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2002.


                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.   None.
-------  ------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period of August 1, 2002 through October 31, 2002 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         During August 2002, the Company entered into a private placement with four investors under a Securities Purchase Agreement ("SPA"), whereby the Company issued Convertible Debentures ("Debenture") for gross proceeds of $3,750,000. Under the terms of the Debenture, the principal amount is convertible at the option of the holder, into a number of shares of common stock of the Company calculated by dividing the unpaid principal amount of the Debenture by the initial conversion price of $0.85 per share ("Conversion Price"). Under the SPA, each Debenture holder was granted a detachable warrant equal to 75% of the quotient obtained by dividing the principal amount of the Debentures by the Conversion Price or an aggregate of approximately 3,309,000 warrants.

         Under the same SPA, the Company issued an aggregate of approximately 5,211,000 shares of common stock and warrants to purchase up to approximately 6,091,000 shares of common stock to three investors for gross proceeds of $3,394,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   None.
-------  --------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         We held our annual meeting of stockholders' on October 22, 2002. Matters 1, 2, and 3 below were classified as routine items and matters 4 and 5 below were classified as non-routine items. All three routine matters received stockholder approval, however, the two non-routine matters did not receive stockholder approval due to insufficient shareholder votes. In matters of non-routine items, brokers do not have discretionary voting power over the matters and cannot vote unless they receive prior instructions from the beneficial owner. Therefore, under the rules of the Nasdaq Stock Market, these broker non-votes had the same effect as a vote against non-routine matters since they count in determining whether the shares are present, but not as a vote for those matters. Fifty percent of the quorum were needed to pass non-routine items. Therefore, matters 4 and 5 below required at least 49,549,650 shareholder votes in favor of the matter to be approved.

         The following represents the matters voted upon and the results of the voting.
                                                                 AGAINST OR
                    ROUTINE MATTERS                   FOR         WITHHELD
                                                 ------------   --------------
         1)  Election of Directors:
               Carlton M. Johnson                 98,025,878      1,073,421
               Edward J. Legere                   97,115,003      1,984,296
               Eric S. Swartz                     98,077,109      1,022,190
               Clive R. Taylor, M.D., Ph.D.       98,143,204        956,095


         2)  To ratify the appointment of Ernst
             & Young LLP as independent auditors
             of the Company for the fiscal year
             ending April 30, 2003.               98,408,741        690,558


         3)  To approve an amendment to the
             Company's Certificate of
             Incorporation to increase the
             number of authorized shares of the
             Company's common stock by
             25,000,000 shares.                   96,533,087      2,566,212


         4)  To approve the Company's prior sale
             of common stock to a director, Mr.
             Eric Swartz.                         27,859,435      2,234,740


         5)  To seek shareholder approval under
             NASDAQ Marketplace Rule
             4350(i)(1)(D), which requires
             stockholder approval prior to the
             sale or issuance or potential
             issuance of securities equal to 20%
             or more of the common stock (or
             securities convertible into common
             stock) under the Securities
             Purchase Agreement.                  27,497,600      2,596,575

ITEM 5.  OTHER INFORMATION.   None.
-------  ------------------


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.
-------  --------------------------------

         (a)      Exhibits:

                  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)      Reports on Form 8-K:

                  (i) Current report on Form 8-K as filed with the Commission on August 12, 2002 reporting the Company entered into two private financing arrangements with seven institutional investors for aggregate gross proceeds of $7.1 million.

                  (ii) Current report on Form 8-K as filed with the Commission on August 13, 2002 reporting the Company sold to one institutional investor 2.9 million shares of its common stock pursuant to its shelf registration statement for aggregate gross proceeds of $1,856,000.

                  (iii) Current report on Form 8-K as filed with the Commission on August 22, 2002 reporting the Company received a letter from the Nasdaq Stock Market, Inc. notifying the Company that its common stock had failed to maintain a minimum closing bid price of $1.00 per share over the last 30 consecutive trading days as required by the Nasdaq SmallCap Market listing requirements.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PEREGRINE PHARMACEUTICALS, INC.



                            By:     /s/ Edward J. Legere
                                    --------------------------------------------
                                    Edward J. Legere
                                    President & Chief Executive Officer
                                    and Director


                                    /s/ Paul J. Lytle
                                    --------------------------------------------
                                    Paul J. Lytle
                                    Chief Financial Officer (signed both as an
                                    officer duly authorized to sign on behalf of
                                    the Registrant and principal financial
                                    officer and chief accounting officer)

                                 CERTIFICATIONS

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated:   December 13, 2002         Signed: /s/ EDWARD J. LEGERE
         -----------------                 ------------------------------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   December 13, 2002                  Signed: /s/ PAUL J. LYTLE
         -----------------                          ----------------------------
                                                    Paul J. Lytle
                                                    CHIEF FINANCIAL OFFICER