Form 10-Q
period 2003-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2003-03-17
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

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


                       119,600,501 shares of common stock
                               as of March 7, 2003

                         PEREGRINE PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 2003

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO PEREGRINE PHARMACEUTICALS, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, AVID BIOSERVICES, INC. AND VASCULAR TARGETING TECHNOLOGIES, INC.


                          PART I FINANCIAL INFORMATION
                                                                            PAGE

Item 1.  Financial Statements:

         Consolidated Balance Sheets at January 31, 2003 and April 30, 2002.. 1

         Consolidated Statements of Operations for the three and nine months ended January 31, 2003 and 2002.............................. 3

         Consolidated Statement of Stockholders' Equity for the nine months ended January 31, 2003....................................... 4

         Consolidated Statements of Cash Flows for the nine months
         ended January 31, 2003 and 2002..................................... 5

         Notes to Consolidated Financial Statements ......................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................19

         Company Overview ...................................................19

         Risk Factors of Our Company ........................................29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........30

Item 4.  Controls and Procedures ............................................30

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings...................................................30

Item 2.  Changes in Securities and Use of Proceeds ..........................30

Item 3.  Defaults Upon Senior Securities ....................................30

Item 4.  Submission of Matters to a Vote of Security Holders ................30

Item 5.  Other Information ..................................................31

Item 6.  Exhibits and Reports on Form 8-K....................................31

         Signatures..........................................................32

         Certifications......................................................33

                                  PART I FINANCIAL INFORMATION
                                  ----------------------------


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2003 AND APRIL 30, 2002
-----------------------------------------------------------------------------------------------

                                                                   JANUARY 31,       APRIL 30,
                                                                      2003             2002
                                                                  ------------     ------------
                                                                   UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $ 3,932,000      $ 6,072,000
Trade and other receivables, net of allowance for doubtful
   accounts of $58,000 (January) and $80,000 (April)                1,148,000          328,000
Inventories                                                         1,292,000            6,000
Prepaid expenses and other current assets                             356,000          384,000
                                                                  ------------     ------------

         Total current assets                                       6,728,000        6,790,000

PROPERTY:
Leasehold improvements                                                290,000          267,000
Laboratory equipment                                                1,936,000        1,803,000
Furniture, fixtures and computer equipment                            724,000          698,000
                                                                  ------------     ------------

                                                                    2,950,000        2,768,000
Less accumulated depreciation and amortization                     (2,028,000)      (1,853,000)
                                                                  ------------     ------------

         Property, net                                                922,000          915,000

OTHER ASSETS:
Note receivable, net of allowance of $1,661,000 (January) and
    $1,705,000 (April)                                                     --               --
Debt issuance costs, net                                              306,000               --
Other                                                                 130,000          161,000
                                                                  ------------     ------------

         Total other assets                                           436,000          161,000
                                                                  ------------     ------------

TOTAL ASSETS                                                      $ 8,086,000      $ 7,866,000
                                                                  ============     ============

                  See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2003 AND APRIL 30, 2002 (CONTINUED)
---------------------------------------------------------------------------------------------------

                                                                    JANUARY 31,         APRIL 30,
                                                                       2003               2002
                                                                  --------------     --------------
                                                                    UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                  $     560,000      $   1,070,000
Accrued clinical trial site fees                                        243,000            607,000
Accrued legal and accounting fees                                       295,000            303,000
Accrued royalties and license fees                                      156,000            189,000
Accrued payroll and related costs                                       376,000            374,000
Notes payable, current portion                                           17,000              2,000
Other current liabilities                                               272,000            208,000
Deferred revenue                                                      1,400,000             30,000
                                                                  --------------     --------------

         Total current liabilities                                    3,319,000          2,783,000

CONVERTIBLE DEBT, net of discount                                       618,000                 --
DEFERRED REVENUE                                                        300,000                 --
COMMITMENTS AND CONTINGENCIES                                                --                 --

STOCKHOLDERS' EQUITY:
Common stock-$.001 par value; authorized 175,000,000 shares;
    outstanding  - 119,543,531 (January); 110,275,209 (April)           120,000            110,000
Additional paid-in capital                                          142,254,000        134,221,000
Deferred stock compensation                                            (387,000)          (801,000)
Accumulated deficit                                                (138,138,000)      (128,447,000)
                                                                  --------------     --------------

         Total stockholders' equity                                   3,849,000          5,083,000
                                                                  --------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   8,086,000      $   7,866,000
                                                                  ==============     ==============

                    See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2003 AND 2002 (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                   ---------------------------------     ---------------------------------
                                     JANUARY 31,        JANUARY 31,        JANUARY 31,        JANUARY 31,
                                        2003               2002               2003               2002
                                   --------------     --------------     --------------     --------------
REVENUES:
Contract manufacturing revenue     $     162,000      $          --      $   1,257,000      $          --
License revenue                          350,000            125,000            350,000          3,375,000
                                   --------------     --------------     --------------     --------------
     Total revenues                      512,000            125,000          1,607,000          3,375,000

COSTS AND EXPENSES:
Cost of contract manufacturing           270,000                 --          1,301,000                 --
Research and development               1,676,000          3,170,000          7,126,000          7,985,000
Selling, general and administrative      681,000            746,000          2,204,000          1,703,000
                                   --------------     --------------     --------------     --------------
     Total costs and expenses          2,627,000          3,916,000         10,631,000          9,688,000
                                   --------------     --------------     --------------     --------------

LOSS FROM OPERATIONS                  (2,115,000)        (3,791,000)        (9,024,000)        (6,313,000)
                                   --------------     --------------     --------------     --------------

OTHER INCOME (EXPENSE):
Interest and other income                 57,000             82,000            197,000            299,000
Interest and other expense              (592,000)            (1,000)          (864,000)            (3,000)
                                   --------------     --------------     --------------     --------------
NET LOSS                           $  (2,650,000)     $  (3,710,000)     $  (9,691,000)     $  (6,017,000)
                                   ==============     ==============     ==============     ==============

WEIGHTED AVERAGE
   SHARES OUTSTANDING:
     Basic and Diluted               118,831,011        107,750,771        115,463,097        102,743,776
                                   ==============     ==============     ==============     ==============

BASIC AND DILUTED LOSS
  PER COMMON SHARE                 $       (0.02)     $       (0.03)     $       (0.08)     $       (0.06)
                                   ==============     ==============     ==============     ==============

                        See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONAL        DEFERRED                           TOTAL
                                           COMMON STOCK               PAID-IN           STOCK         ACCUMULATED      STOCKHOLDERS'
                                      SHARES           AMOUNT         CAPITAL        COMPENSATION       DEFICIT           EQUITY
                                  --------------   --------------  --------------   --------------   --------------   --------------
BALANCES - May 1, 2002              110,275,209    $     110,000   $ 134,221,000    $    (801,000)   $(128,447,000)   $   5,083,000

Common stock issued for cash
  under Securities Purchase
  Agreement, net of issuance
  costs of $341,000                   5,221,540            5,000       2,858,000               --               --        2,863,000

Common stock issued for cash
  under Common Stock Purchase
  Agreements, net of issuance
  costs of $190,000                   2,900,000            3,000       1,853,000               --               --        1,856,000

Common stock issued upon
  conversion of convertible debt,
  net of issuance costs of $17,000    1,594,119            2,000       1,336,000               --               --        1,338,000

Common stock issued upon exercise
  of stock options                       52,663               --          18,000               --               --           18,000

Rescind prior sale of common
  stock to related party               (500,000)              --        (500,000)              --               --         (500,000)

Intrinsic value of embedded
  conversion feature related to
  convertible debt                           --               --       1,143,000               --               --        1,143,000

Fair market value of detachable
  warrants issued with
  convertible debt                           --               --       1,321,000               --               --        1,321,000

Deferred stock compensation                  --               --           4,000           (4,000)              --               --

Stock-based compensation                     --               --              --          418,000               --          418,000

Net loss                                     --               --              --               --       (9,691,000)      (9,691,000)
                                  --------------   --------------  --------------   --------------   --------------   --------------
BALANCES - January 31, 2003         119,543,531    $     120,000   $ 142,254,000    $    (387,000)   $(138,138,000)   $   3,849,000
                                  ==============   ==============  ==============   ==============   ==============   ==============

                                     See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 AND 2002 (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED JANUARY 31,
                                                                            2003              2002
                                                                       -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (9,691,000)     $ (6,017,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           277,000           316,000
    Stock-based compensation                                                418,000           593,000
    Amortization of discount on convertible debt and debt issuance
      costs                                                                 745,000                --
Changes in operating assets and liabilities:
  Trade and other receivables                                              (820,000)           29,000
  Inventories                                                            (1,286,000)               --
  Prepaid expenses and other current assets                                  28,000          (235,000)
  Accounts payable                                                         (510,000)           72,000
  Deferred revenue                                                        1,670,000        (3,375,000)
  Accrued clinical trial site fees                                         (364,000)          206,000
  Other accrued expenses and current liabilities                             25,000           222,000
                                                                       -------------     -------------
         Net cash used in operating activities                           (9,508,000)       (8,189,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                                      (183,000)         (149,000)
Proceeds from sale of property                                               11,000            67,000
Decrease in other assets                                                         --            (4,000)
                                                                       -------------     -------------
         Net cash used in investing activities                             (172,000)          (86,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                    4,737,000        13,159,000
Rescind prior sale of common stock to related party                        (500,000)               --
Proceeds from issuance of convertible debt, net of issuance
  costs of $363,000                                                       3,370,000                --
Principal payments on notes payable                                         (67,000)          (82,000)
                                                                       -------------     -------------
         Net cash provided by financing activities                        7,540,000        13,077,000
                                                                       -------------     -------------



PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                            NINE MONTHS ENDED JANUARY 31,
                                                         -----------------------------------
                                                             2003             2002
                                                         ---------------     ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     $   (2,140,000)     $    4,802,000

CASH AND CASH EQUIVALENTS, beginning of period                6,072,000           6,327,000
                                                         ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                 $    3,932,000      $   11,129,000
                                                         ===============     ===============

SUPPLEMENTAL INFORMATION:
Interest paid                                            $       97,000      $        3,000
                                                         ===============     ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired in exchange for note payable           $       82,000      $           --
                                                         ===============     ===============

         For supplemental information relating to conversion of convertible debentures into common stock and property acquired in exchange for note payable, see Notes 4 and 7.


                 See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. ("Peregrine") and its wholly-owned subsidiaries, Avid Bioservices, Inc. ("Avid"), which was formed in January 2002, and Vascular Targeting Technologies, Inc. (collectively the "Company"). All intercompany balances and transactions have been eliminated.

         At January 31, 2003, the Company had $3,932,000 in cash and cash equivalents and current receivables of $1,148,000. The Company has expended substantial funds on the development of its product candidates and for clinical trials and it has incurred negative cash flows from operations for the majority of its years since inception. The Company expects negative cash flows from operations to continue until it is able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the licensing or sale of its products under development.

         Revenues earned by Avid during the nine months ended January 31, 2003 amounted to $1,257,000. The Company expects that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, thereby reducing the amount of capital the Company will need to raise from alternative sources. The Company expects that it will continue to need to raise additional capital to provide for its operations, including the anticipated development and clinical trial costs of Cotara(TM), the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of the Company's manufacturing capabilities.

         Assuming the Company does not raise any additional capital from financing activities or from the sale or licensing of its technologies, and further assuming that Avid does not generate any additional revenues beyond its two major active contracts, the Company believes it has sufficient cash on hand to meet its obligations on a timely basis through at least June 2003.

         Given the uncertainty of the availability of cash from the capital markets and the existing restrictions and limitations we have for equity or debt financings, the Company is actively exploring various other sources of cash by leveraging its many assets. The transactions being explored by the Company for its technologies include licensing or partnering Cotara(TM), licensing, partnering or the divestiture of Oncolym(R), divesting all radiopharmaceutical based technologies (Oncolym(R), Cotara(TM) (TNT based therapeutic and imaging uses) and VTA based radiopharmaceuticals for therapeutic uses, licensing or partnering the Company's lead VEA clinical candidate, NHS76/PEP and licensing or partnering our various VTA based technologies.

         In addition to licensing, partnering or the divestiture of the Company's technologies to raise capital, the Company is also exploring strategic transactions related to its subsidiary, Avid Bioservices, Inc. In this regard, the Company has begun to explore the possibility of selling a portion or all of Avid as a means of raising additional capital. The Company believes that Avid is a valuable asset and would like to maintain a significant ownership in the subsidiary, but there are significant advantages to partnering the Avid subsidiary. Avid needs working and expansion capital to continue growing its customer base to reach profitability. Partnering the facility can help to increase the potential that Avid survives and thrives as a stand alone business and takes advantage of the current business opportunities for biologics contract

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

manufacturing organizations. Partnering or selling Avid can potentially supply the Company and Avid with additional working capital.

         There can be no assurances that the Company will be successful in raising sufficient capital on terms acceptable to it, or at all (from either debt, equity or the licensing, partnering or sale of technology assets and/or the sale of some or all of Avid), or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to sustain its operations beyond June 2003. If the Company is unable to generate additional capital in the near term, the Company will be forced to drastically reduce its expenses on a go forward basis.

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at January 31, 2003, and the consolidated results of its operations and its consolidated cash flows for the nine-month periods ended January 31, 2003 and 2002. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities Exchange Act of 1934. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002, which was filed with the Securities and Exchange Commission on August 13, 2002. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         RECLASSIFICATION. Certain reclassifications were made to the prior period balances to conform them to the current period presentation.

         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

         INVENTORIES. Inventories are stated at the lower of cost or market and primarily includes raw materials and supplies, and direct labor and overhead costs associated with our wholly-owned subsidiary, Avid. Inventories consist of the following at January 31, 2003 and April 30, 2002:

                                          JANUARY         APRIL
                                            2003           2002
                                        -----------    -----------

         Raw materials and supplies     $   19,000     $       --
         Work in process                 1,273,000          6,000
                                        -----------    -----------

              Total Inventories         $1,292,000     $    6,000
                                        ===========    ===========

         DEFERRED REVENUE. Deferred revenue primarily consists of customer deposits received in advance for up-front contract fees associated with Avid's contract manufacturing and development agreements and up-front license fees

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

associated with the licensing of Peregrine's technology. Deferred revenue is generally recognized once the service has been provided or all obligations have been met and/or upon shipment of the product to the customer.

         REVENUE RECOGNITION. The Company currently derives revenues primarily from licensing agreements associated with Peregrine's technologies under development and from contract manufacturing services provided by Avid.

         The Company recognizes revenues pursuant to Staff Accounting Bulletin No. 101, REVENUE RECOGNITION ("SAB No. 101"). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Among other things, SAB No. 101 requires that license and other up-front fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represents the culmination of a separate earnings process.

         Amounts received under licensing agreements primarily consist of nonrefundable up-front license fees and milestone payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees, whereby the Company has an ongoing involvement or performance obligations, are generally deferred and recognized as revenue on a straight-line basis over the term of the performance obligations or relevant agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Milestone payments are generally recognized as revenue upon completion of the milestone assuming there are no other obligations.

         Contract manufacturing revenues are generally recognized once the service has been provided and/or upon shipment of the product to the customer. The Company also records a provision for estimated contract losses, if any, in the period in which they are determined.

         In July 2000, the Emerging Issues Task Force ("EITF") released Issue 99-19 ("EITF 99-19"), REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT. EITF 99-19 summarized the EITF's views on when revenue should be recorded at the gross amount billed to a customer because it has earned revenue from the sale of goods or services, or the net amount retained (the amount billed to the customer less the amount paid to a supplier) because it has earned a fee or commission. In addition, the EITF released Issue 00-10 ("EITF 00-10"), ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, and Issue 01-14 ("EITF 01-14"), INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSES INCURRED. EITF 00-10 summarized the EITF's views on how the seller of goods should classify in the income statement amounts billed to a customer for shipping and handling and the costs associated with shipping and handling. EITF 01-14 summarized the EITF's views on when the reimbursement of out-of-pocket expenses should be characterized as revenue or as a reduction of expenses incurred. The Company's revenue recognition policies are in compliance with EITF 99-19, EITF 00-10 and EITF 01-14 whereby the Company records revenue

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

for the gross amount billed to customers (the cost of raw materials, supplies, and shipping, plus the related handling mark-up fee) and records the cost of the amounts billed as cost of sales as the Company acts as a principal in these transactions.

         BASIC AND DILUTIVE NET LOSS PER COMMON SHARE. Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of options, warrants and convertible instruments. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive, there is no difference between basic and diluted loss per share amounts for the three and nine months ended January 31, 2003 and January 31, 2002. The Company has excluded the dilutive effect of the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period because their effect is antidilutive:

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                            --------------------------    --------------------------
                                            JANUARY 31,    JANUARY 31,    JANUARY 31,    JANUARY 31,
                                               2003           2002           2003           2002
                                            -----------    -----------    -----------    -----------
Common stock equivalent shares assuming
issuance of shares represented by
outstanding stock options and warrants
utilizing the treasury stock method          3,366,990      9,497,991      5,638,358      7,552,794

Common stock equivalent shares assuming
issuance of shares upon conversion of
convertible debt utilizing the
if-converted method                                 --             --      2,505,413             --
                                            -----------    -----------    -----------    -----------
         Total                               3,366,990      9,497,991      8,143,771      7,552,794
                                            ===========    ===========    ===========    ===========

         Weighted outstanding options and warrants to purchase up to 18,350,568 and 14,476,323 shares of common stock for the three and nine months ended January 31, 2003, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period. In addition, weighted shares of 3,488,107, assuming issuance of shares upon conversion of convertible debt for the three months ended January 31, 2003, were also excluded from the calculation of diluted earnings per common share because their conversion price was greater than the average market price during the period.

         Weighted outstanding options and warrants to purchase up to 5,821,478 and 6,127,403 shares of common stock for the three and nine months ended January 31, 2002, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 148 ("SFAS No. 148"), ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002, although early adoption is permitted in certain circumstances. The Company believes that adopting SFAS No. 148 will not have a material impact on its consolidated financial position and results of operations and plans to adopt the interim and annual disclosure requirements beginning with the quarter ended April 30, 2003 on the Company's annual report on Form 10-K for the year ending April 30, 2003.


3.       NOTE RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company defaults under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five (5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, the Company did not have sufficient cash on hand to meet its obligations on a timely basis and was operating at significantly reduced levels. In addition, at that time, if the Company could not raise additional cash by December 31, 1999, the Company would have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. The Company reduces the reserve as payments are received and records the reduction as Interest and other income in the accompanying consolidated statements of operations. Due to the uncertainty of the Company's capital resources beyond June 2003 and its ability to pay its lease obligation beyond such period, the carrying value of the note receivable approximates its fair value at January 31, 2003. The Company has received all payments through March 2003. The following represents a rollforward of the allowance of the Company's note receivable for the nine months ended January 31, 2003:

               Allowance for note receivable, April 30, 2002       $ 1,760,000
               Principal payments received                             (41,000)
                                                                   ------------

               Allowance for note receivable, January 31, 2003     $ 1,719,000
                                                                   ============

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

4.       NOTES PAYABLE

         During May 2002, the Company entered into a note agreement with an original amount due of $82,000 to finance laboratory equipment that bears interest at approximately 10% per annum and requires aggregate monthly payments of approximately $8,600 through April 2003.


5.       LICENSING

         During January 2003, the Company and Merck KGaA entered into an amendment to the license agreement dated October 14, 2000, whereby the Company received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the amendment, the Company received the remaining up-front fee of $350,000 in February 2003. The $350,000 was recorded as license revenue during the quarter ended January 31, 2003 in accordance with SAB No. 101 and included in Trade and Other Receivables at January 31, 2003.

         During December 2002, the Company granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under its Vascular Targeting Agent ("VTA") technology. Under the terms of the agreement, the Company received an up-front payment of $300,000, which was recorded as deferred revenue in accordance with SAB No. 101 during the quarter ended January 31, 2003 and will be amortized over the term of the remaining obligations as stated in the agreement. In addition, the Company could also receive future milestone payments and a royalty on net sales, as defined in the agreement.


6.       RELATED PARTY TRANSACTIONS

         On November 19, 2001, the Company received $5,750,000 under a Common Stock Purchase Agreement in exchange for the issuance of 5,750,000 shares of its common stock and warrants to purchase up to 1,725,000 shares of common stock at an exercise price of $1.00 per share. Mr. Eric Swartz, a director of the Company, invested $500,000 of the total amount in exchange for 500,000 shares of the Company's common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $1.00. Subsequent to the sale, the Company was informed by The Nasdaq Stock Market that the sale of shares to a director of the Company at a discount to the market price of the Company's common stock required shareholder approval in order for the Company to be in compliance with Nasdaq Market Rule 4350. On October 22, 2002, the Company's prior sale of common stock to Mr. Eric Swartz did not receive shareholder approval due to insufficient shareholder votes. As such, the Company was required to rescind the transaction and to return the sum of $500,000 to Mr. Swartz in exchange for the 500,000 shares of common stock and the cancellation of a warrant to purchase up to 150,000 shares of common stock. During the quarter ended January 31, 2003, the Company paid Mr. Eric Swartz $508,000, which included interest calculated at the Company's money market rates.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

7.       CONVERTIBLE DEBT

         On August 9, 2002, the Company entered into a private placement with four investors under a Securities Purchase Agreement ("SPA"), whereby the Company issued Convertible Debentures ("Debenture") for gross proceeds of $3,750,000. The Debenture earns interest at a rate of 6% per annum payable in cash semi-annually each June 30th and December 31st, and mature in August 2005. Under the terms of the Debenture, the principal amount is convertible, at the option of the holder, into a number of shares of common stock of the Company calculated by dividing the unpaid principal amount of the Debenture by the initial conversion price of $0.85 per share ("Conversion Price"). If the Company enters into any financing transaction within 18 months following the date the registration statement was declared effective by the Securities & Exchange Commission (or through March 9, 2004) at a per share price less than the Conversion Price, the Conversion Price will be reset to the lower price for all outstanding Debentures. The Debenture is secured by generally all assets of the Company. If the Company defaults under the provisions of the SPA, as defined in the agreement, which includes but is not limited to, the default of an interest payment, the principal amount of the Debenture becomes immediately due and payable. Under the SPA, each Debenture holder was granted a detachable warrant equal to 75% of the quotient obtained by dividing the principal amount of the Debentures by the Conversion Price or an aggregate of approximately 3,309,000 warrants. The detachable warrants have a 4-year term and are exercisable 6 months after the date of issuance at an exercise price of $0.75 per share. Also under the terms of the SPA, certain Board members agreed to a lock-up provision whereby no shares or options can be sold by such Board members until the sooner of (i) the conversion of all outstanding convertible debt, (ii) the payment of all outstanding convertible debt or (iii) September 5, 2003.

         In accordance with EITF 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE Instruments, the Company initially recorded its convertible debt net of discount of (i) the relative fair value of the warrants issued in the amount of $1,321,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,143,000. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount associated with unconverted debentures and warrants are amortized on a straight-line basis over the term of the Debenture and warrants, or three and four years, respectively, which approximates the effective interest method, and the amortization is recorded as interest expense. Upon conversion of any debentures and/or warrants, the entire unamortized debt discount remaining at the date of conversion that is associated with the converted debentures and/or warrants are immediately recognized as interest expense and are included in Interest and other expense in the consolidated statement of operations.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         At January 31, 2003, the convertible debt, net of discount, was $618,000 calculated as follows:

         PRINCIPAL BALANCE OF CONVERTIBLE DEBT
         Initial Convertible Debentures Issued              $ 3,750,000
         Debenture conversions as of January 31, 2003        (1,355,000)
                                                            ------------
         Unconverted principal balance of convertible
             debt at January 31, 2003                         2,395,000
                                                            ------------

         DISCOUNT ON CONVERTIBLE DEBT
         Initial convertible debt discount                    2,464,000
         Amount amortized as interest expense                  (687,000)
                                                            ------------
         Convertible debt discount at January 31, 2003        1,777,000
                                                            ------------
         Convertible debt, net of discount, at January
             31, 2003                                       $   618,000
                                                            ============

         During the quarter ended January 31, 2003, debenture holders elected to convert an aggregate of $1,355,000 of the outstanding Debentures in exchange for approximately 1,594,119 shares of common stock at the conversion price of $0.85 per share.

         In connection with the convertible debentures issued on August 9, 2002, the Company incurred approximately $363,000 in debt issuance costs which are being amortized on a straight-line basis over the life of the Debentures, which approximates the effective interest method. Debt issuance costs includes combined placement agent fees of $318,000 paid to A.G. Edwards and Olympus Securities in August 2002. The amortization of the debt issuance costs is recorded as non-cash interest expense and is included in Interest and other expense in the consolidated statement of operations.


8.       SEGMENT REPORTING

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         Net revenues and gross profit (loss) information for the Company's segments for the three months ended January 31, 2003 and 2002 consisted of the following:

                                                                  THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                               -------------------------
                                                                  2003           2002
                                                               ----------     ----------
   NET REVENUES:
       Research and development of cancer therapeutics         $ 350,000      $ 125,000
       Contract manufacturing and development of biologics       162,000             --
                                                               ----------     ----------

            Total net revenues                                 $ 512,000      $ 125,000
                                                               =========      =========

   GROSS PROFIT (LOSS):
       Research and development of cancer therapeutics         $ 350,000      $ 125,000
       Contract manufacturing and development of biologics      (108,000)            --
                                                               ----------     ----------

            Total gross profit                                 $ 242,000      $ 125,000
                                                               ==========     ==========

         Net revenues generated from Avid during the three months ended January 31, 2003 were primarily from one customer located in Europe and one customer located in the U.S. For the three months ended January 31, 2003, the customer located in Europe accounted for 68% of reported revenue and the one customer located in the U.S. accounted for 26% of reported net revenues.

         Net revenues and gross profit information for the Company's segments for the nine months ended January 31, 2003 and 2002 consisted of the following:

                                                               NINE MONTHS ENDED JANUARY 31,
                                                               -----------------------------
                                                                   2003             2002
                                                               ------------     ------------
   NET REVENUES:
       Research and development of cancer therapeutics         $   350,000      $ 3,375,000
       Contract manufacturing and development of biologics       1,257,000               --
                                                               ------------     ------------

            Total net revenues                                 $ 1,607,000      $ 3,375,000
                                                               ============     ============

   GROSS PROFIT (LOSS):
       Research and development of cancer therapeutics         $   350,000      $ 3,375,000
       Contract manufacturing and development of biologics         (44,000)              --
                                                               ------------     ------------

            Total gross profit                                 $   306,000      $ 3,375,000
                                                               ============     ============

         Net revenues generated from Avid during the nine months ended January 31, 2003 were primarily from one customer located in Europe and one customer located in the U.S. For the nine months ended January 31, 2003, the customer located in Europe accounted for 57% of reported revenue and the one customer located in the U.S. accounted for 40% of reported revenues.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

9.       STOCKHOLDERS' EQUITY

         On August 9, 2002, the Company entered into a private placement with two investors under a Securities Purchase Agreement ("SPA") and issued an aggregate of approximately 1,923,000 shares of common stock in exchange for gross proceeds of $1,250,000. In conjunction with the private placement, the Company issued warrants to purchase up to an aggregate of approximately 1,442,000 shares of common stock. The warrants have a four year term and are exercisable six months after the date of issuance at an exercise price of $0.71 per share. In addition, if the Company enters into any financing transaction within 18 months following the date the registration statement was declared effective by the Securities & Exchange Commission (or through March 9, 2004) at a per share price less than the purchase price of $0.65 per share ("Adjusted Price"), then, after the Company receives prior shareholder approval, each investor will receive an adjustment warrant equal to (1) the number of common shares that would have been issued to such investor on the closing date at the Adjusted Price less (2) the number of common shares actually issued to such investor on the closing date. The adjustment warrant would be priced at an exercise price $0.001 per share and shall expire four years from the closing date as defined in the SPA.

         Also on August 9, 2002, the Company agreed to sell approximately 3,298,000 shares of common stock at a negotiated price of $0.65 per share in exchange for gross proceeds of $2,144,000 to one investor. In conjunction with this offering, the Company issued a warrant to purchase up to approximately 4,649,000 shares of common stock. The warrant has a four year term and is exercisable six months after the date of issuance at an exercise price of $0.71 per share. In addition, if the Company enters into any financing transaction within 18 months following the date the registration statement was declared effective by the Securities & Exchange Commission (or through March 9, 2004) at a per share price less than the purchase price of $0.65 per share ("Adjusted Price"), then, after the Company receives prior shareholder approval, each investor will receive an adjustment warrant equal to (1) the number of common shares that would have been issued to such investor on the closing date at the Adjusted Price less (2) the number of common shares actually issued to such investor on the closing date. The adjustment warrant would be priced at an exercise price $0.001 per share and shall expire four years from the closing date as defined in the SPA.

         Under the terms of the SPA as described above and in footnote 7, the Company cannot sell common stock or instruments convertible into common stock at a price per share of less than $0.85 before March 9, 2004 without first obtaining shareholder approval. The sale of common stock below $0.85 per share would trigger a reset of the purchase price for investors under the SPA which would cause the Company to issue additional shares or warrants (in addition to the original issuance of shares) that would in total exceed twenty percent (20%) of the Company's outstanding shares of common stock as of the date of the transaction, which would require prior shareholder approval under the rules of The Nasdaq Stock Market. On October 22, 2002, the Company attempted to obtain prior shareholder approval but the proposal did not receive sufficient shareholder votes. There can be no guarantees that the Company will be successful in obtaining future shareholder approval, if necessary.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

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

         On August 13, 2002, the Company sold 2,900,000 shares of its common stock in exchange for gross proceeds of $1,856,000 under the Shelf. There were no warrants issued in connection with this transaction. As of January 31, 2003, 500,000 shares of common stock and warrants to purchase up to 150,000 shares of common stock were available for issuance under the Shelf.

         Under all equity financing agreements entered into during August 2002, the Company paid combined placement agent fees of approximately $445,000 to A.G. Edwards, Atlas Capital, and Olympus Securities.


10.      SUBSEQUENT EVENT

         On March 17, 2003, the Company announced the resignation of Mr. Edward
J. Legere, President and Chief Executive Officer, to be effective at the close of business on March 18, 2003. Mr. Steven King, Chief Operating Officer of Peregrine and President of Avid, has been appointed the President and CEO of Peregrine effective March 19, 2003. Mr. Legere will remain on Peregrine's Board of Directors and will provide full time consulting services to the Company for a minimum period of three months during the period of transition.

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

         The following discussion is included to describe the Company's financial position and results of operations for the three and nine months ended January 31, 2003 compared to the same period in the prior year. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion. In addition, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002, which was filed with the Securities and Exchange Commission on August 13, 2002. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

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

         Peregrine's main focus is on the development of its collateral targeting agent technologies. Collateral targeting agents typically use antibodies that bind to or target components found in or on most solid tumors. An antibody is a molecule that humans and other animals create in response to disease. In pre-clinical and/or clinical studies, these collateral targeting antibodies are capable of targeting and delivering therapeutic killing agents that kill cancerous tumor cells. We currently have exclusive rights to over 50 issued U.S. and foreign patents protecting various aspects of our technology and have additional pending patent applications that we believe will further strengthen our patent position. Our three collateral targeting technologies are known as Tumor Necrosis Therapy ("TNT"), Vascular Targeting Agents ("VTA's") and Vasopermeation Enhancement Agents ("VEA's"). Our VTA and VEA technologies are currently in preclinical development. Our first TNT-based product, Cotara(TM), is currently in a Phase I clinical study at Stanford University Medical Center for the treatment of colorectal, pancreatic and soft-tissue sarcoma cancers. In addition, during February 2003, we received protocol approval from the U.S. Food and Drug Administration ("FDA") to initiate our Phase III registration clinical study using Cotara(TM) for the treatment of brain cancer. We do not anticipate treating any additional patients in either the current Phase II brain cancer clinical study or under the approved Phase III protocol while we actively seek a licensing partner for the Cotara(TM) program.

         In addition to collateral targeting agents, we have a direct tumor-targeting antibody, Oncolym(R), for the treatment of Non-Hodgkins B-cell Lymphoma. The clinical enrollment under the Phase I/II clinical trial was suspended during August 2002 in an effort to focus our resources on our more advanced Cotara(TM) program. We are actively seeking to license, partner or the divestiture of the Oncolym(R) technology.

         Avid's main focus is to provide an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for third party customers.

                               RECENT DEVELOPMENTS

         CLINICAL TRIALS. During February 2003, we received protocol approval from the U.S. Food and Drug Administration ("FDA") to initiate our Phase III registration clinical study using Cotara(TM) for the treatment of brain cancer. We do not anticipate treating any additional patients in either the current Phase II brain cancer clinical study or under the approved Phase III protocol while we actively seek a licensing partner for the Cotara(TM) program. Currently, multiple third parties are reviewing technology packages for each of the Company's technologies.

         DELISTING. During August 2002, we received a letter from The Nasdaq Stock Market, Inc. notifying us that our common stock had failed to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days as required by The Nasdaq SmallCap Market listing requirements. The letter stated that we would have 180-days or until February 18, 2003 to regain compliance by establishing and maintaining a minimum closing bid price of $1.00 per share for a period of 10 consecutive trading days. In February 2003, we received notice from Nasdaq informing us that we had an additional 180-day grace period, or until August 15, 2003, within which to regain compliance with the minimum closing bid price requirement of $1.00 per share.

         In addition, on January 30, 2003, Nasdaq announced plans to extend the pilot program governing minimum bid price rules, which is subject to approval by the Securities and Exchange Commission. The proposed rule would extend the minimum bid price grace period for SmallCap companies demonstrating compliance with the core initial listing criteria from 180 to up to 540 days (approximately 18 months) and compliance with this standard will be verified every 180 days. If the new pilot program is approved, the Company could potentially have until August 2004 to meet the minimum bid price requirement subject to meeting the core listing requirements every 180 days. Core initial listing criteria include either demonstrating net income of at least $750,000 in either its latest fiscal year or in two of its last three fiscal years, stockholders' equity of $5 million or a market capitalization of at least $50 million. There can be no guarantees that the proposed extension to the pilot program will be approved by the Securities and Exchange Commission nor can we provide assurance that we will meet the core listing requirements in August 2003.

         REDUCTION OF OUR CLINICAL TRIAL DEPARTMENT. On January 9, 2003, we announced the reduction of our Clinical Trial Department to be more in line with our current clinical trial program. We do not anticipate treating any additional patients in either the current Phase II brain cancer clinical study or under the approved Phase III protocol while we actively seek a licensing partner for the Cotara(TM) program. This restructuring included the elimination of three positions including Dr. Terence Chew, the Company's former Senior Vice President of Clinical and Regulatory Affairs. The Clinical Trial Department now consists of four people who are focused on the existing Cotara(TM) Phase I clinical study at Stanford University as well as supporting the licensing and partnering initiatives for Cotara(TM) and Oncolym(R) and the VEA and VTA technology platforms.

         RESIGNATION OF OUR PRESIDENT AND CEO. On March 17, 2003, we announced that Edward J. Legere has resigned from his position as President and Chief Executive Officer of Peregrine Pharmaceuticals, Inc. effective the close of business on March 18, 2003. Mr. Steven King, Chief Operating Officer of Peregrine and President of Avid, has been appointed the President and CEO of Peregrine effective March 19, 2003. Mr. Legere will remain on Peregrine's Board of Directors and will provide full-time consulting services to the Company for a minimum period of three months, which can be extended by mutual agreement. Mr. Legere's initial duties as a full-time consultant are to assist in the transition of the President and CEO position to Mr. King, to assist the Company with its efforts to raise capital through strategic transactions, and to perform other duties as set forth by the Company.

         Mr. Legere was named interim President and Chief Executive Officer in February 2001. During April 2001, Mr. Legere accepted the position of President and Chief Executive Officer under a one year contract. Under the terms of the contract, Mr. Legere and the Board of Directors agreed that Mr. Legere would not relocate from the east coast to the west coast, although this required extensive travel for Mr. Legere and extensive time away from his family. The current demands of the Company's business are such that it has become increasing difficult for Mr. Legere to perform his duties as President and CEO and spend time with his family, even periodically. Therefore, Mr. Legere felt it was in the best interest of the Company if he resigned and transferred his responsibilities to Mr. Steven King effective March 19, 2003, who had progressed from Director of Research and Development to Chief Operating Officer of Peregrine over the past five years.

         Mr. King has been an employee of Peregrine since 1997 as the Director of Research & Development. During his employment, Mr. King has continually assumed greater responsibilities in the management of the Company. Mr. King was promoted to Vice President of Technology and Product Development in 1999 where his duties were to direct the Company's research and development activities, oversee and direct the patent strategy for the Company's various technologies and to participate in business development activities. In January 2002, Mr. King was named the President and CEO of Avid Bioservices, Inc., the Company's wholly-owned subsidiary. Mr. King was responsible for setting up Avid as a biologics contract manufacturer and successfully launching the business. During this time, Mr. King also retained his duties as Peregrine's Vice President of Technology and Product Development. In September 2002, the Board of Directors promoted Mr. King to the position of Chief Operating Officer of Peregrine. The Board of Directors believes Mr. King has consistently excelled in the performance of his duties as he has been given increased management responsibilities. Therefore, the Board of Directors believes Mr. King is not only prepared to assume the President and Chief Executive Officer position at Peregrine but that he will excel in this capacity.

                                                RESULTS OF OPERATIONS

NET LOSS:
---------
                                    Three Months Ended                               Nine Months Ended
                                        January 31,                                     January 31,
                        --------------------------------------------    --------------------------------------------
  ( $ in thousands):       2003           2002           $ Change           2003            2002          $ Change
                        -----------    -----------     -------------    -------------    -----------     -----------
Net loss                 ($ 2,650)      ($ 3,710)         $ 1,060         ($ 9,691)       ($ 6,017)       ($ 3,674)

         The decrease in our reported net loss of $1,060,000 for the three months ended January 31, 2003 compared to the same period in the prior year is due to an increase in total revenues of $387,000 combined with a decrease in total costs and expenses of $1,289,000. These amounts were offset by a $25,000 decrease in interest and other income and a $591,000 increase in interest and other expense.

         The increase in our reported net loss of $3,674,000 for the nine months ended January 31, 2003 compared to the same period in the prior year is due to a decrease in total revenues of $1,768,000, an increase in total costs and expenses of $943,000, a decrease in interest and other income of $102,000 and an increase in interest and other expense of $861,000.

TOTAL REVENUES:
---------------
                                    Three Months Ended                               Nine Months Ended
                                        January 31,                                     January 31,
                        --------------------------------------------    --------------------------------------------
  ( $ in thousands):       2003           2002           $ Change           2003            2002          $ Change
                        -----------    -----------     -------------    -------------    -----------     -----------
    Total revenues        $ 512          $ 125            $ 387           $ 1,607         $ 3,375         ($ 1,768)

         The increase in total revenues of $387,000 during the three months ended January 31, 2003 compared to the same period in the prior year is due to an increase in license revenue of $225,000 combined with an increase in contract manufacturing revenue of $162,000.

         The decrease in total revenues of $1,768,000 during the nine months ended January 31, 2003 compared to the same period in the prior year is due to a decrease in license revenue of $3,025,000 offset by an increase in contract manufacturing revenue of $1,257,000.

CONTRACT MANUFACTURING REVENUE:
-------------------------------

                                    Three Months Ended                               Nine Months Ended
                                        January 31,                                     January 31,
                        --------------------------------------------    --------------------------------------------
  ($ in thousands):        2003           2002           $ Change           2003            2002          $ Change
                        -----------    -----------     -------------    -------------    -----------     -----------
Contract
manufacturing revenue      $ 162           $ -             $ 162           $ 1,257           $ -           $ 1,257

         The increase in contract manufacturing revenue for the three and nine months ended January 31, 2003 compared to the same periods in the prior year is due to the commencement of Avid's operations in January 2002. We expect contract manufacturing revenue to increase during the remainder of the current fiscal year based on the anticipated completion of projects under our current contract manufacturing agreements.

LICENSE REVENUE:
----------------
                                    Three Months Ended                               Nine Months Ended
                                        January 31,                                     January 31,
                        --------------------------------------------    --------------------------------------------
   ($ in thousands):       2003           2002           $ Change           2003            2002          $ Change
                        -----------    -----------     -------------    -------------    -----------     -----------
License revenue           $ 350          $ 125            $ 225            $ 350          $ 3,375         ($ 3,025)

         The increase in license revenue of $225,000 during the three months ended January 31, 2003 compared to the same period in the prior year is primarily due to the recognition of revenue associated with up-front license fees of $350,000 under a license agreement we amended during the current quarter with Merck KGaA.

         The decrease in license revenue of $3,025,000 during the nine months ended January 31, 2003 compared to the same period in the prior year resulted primarily from the recognition of a $3,000,000 up-front licensing fee during the prior year period. During the prior year quarter ended July 31, 2001, we recognized deferred license revenue of $3,000,000 when we assumed the Oncolym(R) licensing rights from Schering AG and met all obligations under the agreement. This decrease was offset by the recognition of revenue associated with an up-front license fee of $350,000 under a license agreement we amended during the quarter ended January 31, 2003. Although we are in various pre-contract stages of licensing discussions with third parties for our technologies under development, we cannot estimate nor can we determine the likelihood that we will be successful in entering into any additional definitive license agreements during the remainder of the current fiscal year.

TOTAL COSTS AND EXPENSES:
-------------------------
                                    Three Months Ended                               Nine Months Ended
                                        January 31,                                     January 31,
                        --------------------------------------------    --------------------------------------------
   ($ in thousands):       2003           2002           $ Change           2003            2002          $ Change
                        -----------    -----------     -------------    -------------    -----------     -----------
Total costs and
expenses                 $ 2,627        $ 3,916         ($ 1,289)         $ 10,631        $ 9,688          $ 943

         The decrease in total costs and expenses of $1,289,000 during the three months ended January 31, 2003 compared to the same period in the prior year is due to a decrease in research and development expenses of $1,494,000 combined with a decrease in selling, general and administrative expenses of $65,000. These decreases were offset by a $270,000 increase in the cost of contract manufacturing.

         The increase in total costs and expenses of $943,000 during the nine months ended January 31, 2003 compared to the same period in the prior year is due to an increase in cost of contract manufacturing of $1,301,000 combined with an increase in selling, general and administrative expenses of $501,000. These increases were offset by an $859,000 decrease in research and development expenses.

COST OF CONTRACT MANUFACTURING:
-------------------------------
                                    Three Months Ended                               Nine Months Ended
                                        January 31,                                     January 31,
                        --------------------------------------------    --------------------------------------------
   ($ in thousands):       2003           2002           $ Change           2003            2002          $ Change
                        -----------    -----------     -------------    -------------    -----------     -----------
Cost of contract
manufacturing             $ 270           $ -             $ 270           $ 1,301           $ -           $ 1,301

         The increase in cost of contract manufacturing during the three and nine months ended January 31, 2003 compared to the same periods in the prior year is due to the commencement of Avid's operations in January 2002 and the increase in related revenues. We expect that cost of contract manufacturing will continue to increase during the remainder of the current fiscal year as Avid continues to provide an array of contract manufacturing services under our current contract manufacturing agreements.

RESEARCH AND DEVELOPMENT EXPENSES:
----------------------------------
                                    Three Months Ended                               Nine Months Ended
                                        January 31,                                     January 31,
                        --------------------------------------------    --------------------------------------------
   ($ in thousands):       2003           2002           $ Change           2003            2002          $ Change
                        -----------    -----------     -------------    -------------    -----------     -----------
Research and
development expenses     $ 1,676        $ 3,170         ($ 1,494)         $ 7,126         $ 7,985          ($ 859)

         Research and development expenses include internal salary expenses, contracted clinical trial fees, building lease and facility expenses, contract research expenses, sponsored research expenses paid to two universities, material and supplies for the research and manufacturing laboratories, patent legal fees, stock-based compensation expense, utilities and other general research costs.

         The decrease in research and development expenses of $1,494,000 during the three months ended January 31, 2003 compared to the same period in the prior year was primarily due to a decrease in clinical trial program and pre-clinical development expenses combined with the allocation of labor and overhead expenses to cost of sales and inventories in relation to contract manufacturing services provided by Avid to outside customers since its inception in January 2002. The decrease in clinical trial program expenses is primarily due to the decrease in expenses associated with the treatment of fewer patients as a result of the reduction of our clinical trial program combined with a reduction in costs associated with seeking protocol approval and start-up activities for a Phase III clinical trial for the treatment of brain cancer. The decrease in pre-clinical development expenses is primarily due to a decrease in drug development expenses for our Tumor Necrosis Therapy ("TNT") and Vascular Targeting Agent ("VTA") technologies offset by an increase in patent legal fees associated with our VTA technologies. These decreases in research and development expenses were offset by a slight increase in salary and facility expenses.

         The decrease in research and development expenses of $859,000 for the nine months ended January 31, 2003 compared to the same period in the prior year is primarily due to a decrease in clinical trial program expenses and stock-based compensation expense combined with the allocation of labor and overhead expenses to cost of sales and inventories in relation to contract manufacturing services provided by Avid to outside customers since its inception in January 2002. The decrease in clinical trial program expenses is primarily due to the decrease in expenses associated with the treatment of fewer patients as a result of the reduction of our clinical trial program, including but not limited to, decreased patient fees and related expenses. These decreases in clinical trial program expenses were offset by an increase in expenses incurred in the first quarter of fiscal year 2003 associated with seeking protocol approval and start-up activities primarily related to a European investigator meeting for a Phase III clinical trial for the treatment of brain cancer. The decrease in stock-based compensation expense is associated with the fair value of options granted to non-employee consultants that were fully amortized in the prior year period who are assisting us with the development of our platform technologies. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period. The above decreases in research and development expenses were offset by an increase in pre-clinical development expenses and manufacturing expenses. The increase in pre-clinical development expenses was primarily due to an increase in patent legal fees associated with our VTA technologies combined with an increase in radiolabeling and sponsored research fees paid to two universities. These increases were offset by a decrease in drug development expenses for our TNT and VTA technologies. The increase in manufacturing expenses is primarily due to the increase in our supply of Cotara(TM) during the first quarter of fiscal year 2003 for use in the planned Phase III clinical trial for the treatment of brain cancer (for which we are now seeking a licensing partner). In addition, in order to operate a cGMP facility, we have incurred an increase in salary expense due to increased headcount, combined with an increase in facility and validation expenses as a cGMP facility requires highly specialized personnel and equipment that must be maintained on a continual basis.

         We anticipate our research and development expenses to continue to decrease over the remainder of the current fiscal year as we wrap-up current clinical trials and focus our business development efforts on either licensing or selling the Oncolym(R) and Cotara(TM) technologies with collaborators who will fund future clinical and commercial development. We intend to focus the majority of our pre-clinical development expenses on our VTA and VEA technologies.

          The following represents the expenses we have incurred by each major platform technology under development:

                                           R&D EXPENSES-        R&D EXPENSES-
             PLATFORM TECHNOLOGY           QUARTER ENDED       MAY 1, 1998 TO
              UNDER DEVELOPMENT           JANUARY 31, 2003    JANUARY 31, 2003
         ----------------------------     ----------------    ----------------
         TNT development (Cotara(TM))     $       796,000     $    22,554,000
         VEA development                          290,000           3,465,000
         VTA development                          567,000           4,664,000
         Oncolym(R)development                     23,000          13,124,000

                                          ----------------    ----------------
         Total R&D expenses               $     1,676,000     $    43,807,000
                                          ================    ================

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

         Looking beyond the current fiscal year, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

         o The uncertainty of our capital resources to fund research, development and clinical studies beyond the remainder of the current fiscal year;
         o The uncertainty of future costs associated with our pre-clinical candidates, Vasopermeation Enhancement Agents, and Vascular Targeting Agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development;
         o        The uncertainty of future clinical trial results;
         o The uncertainty of the number of patients to be treated in any clinical trial;
         o The uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;
         o The uncertainty of the rate at which patients are enrolled into our studies. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates.
         o The uncertainty of terms related to potential future partnering or licensing arrangements; and
         o The uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

         We or our potential partners will need to do additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates as all of our products are in clinical and pre-clinical development. Testing, manufacturing, commercialization, advertising, promotion, exporting and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort and financial resources, and we cannot guarantee that any approval will be granted on a timely basis, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the United States Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, we or our potential partners may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products, and we or our potential partners may not be able to obtain all necessary governmental clearances and approvals to market our products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
----------------------------------------------
                                    Three Months Ended                               Nine Months Ended
                                        January 31,                                     January 31,
                        --------------------------------------------    --------------------------------------------
   ($ in thousands):       2003           2002           $ Change           2003            2002          $ Change
                        -----------    -----------     -------------    -------------    -----------     -----------
Selling, general and
administrative
expenses                  $ 681          $ 746            ($ 65)          $ 2,204         $  1,703         $ 501

         The decrease in selling, general and administrative expenses of $65,000 during the three months ended January 31, 2003 compared to the same period in the prior year is primarily due to a decrease in public relations expenses, legal fees and annual shareholder meeting costs associated with Peregrine.

         The increase in selling, general and administrative expenses of $501,000 during the nine months ended January 31, 2003 compared to the same period in the prior year is primarily due to an increase in business development, salary and other general expenses associated with the formation and start-up of our wholly-owned subsidiary, Avid Bioservices, Inc., combined with an increase in business development expenses associated with Peregrine's licensing activities. We expect selling, general and administrative expenses to slightly increase during the remainder of the current fiscal year primarily due to the increase in business development activities of Avid combined with our anticipated increase in Peregrine's business development activities associated with the potential licensing, partnering or the selling of its technologies under development.

INTEREST AND OTHER INCOME:
--------------------------
                                    Three Months Ended                               Nine Months Ended
                                        January 31,                                     January 31,
                        --------------------------------------------    --------------------------------------------
   ($ in thousands):       2003           2002           $ Change           2003            2002          $ Change
                        -----------    -----------     -------------    -------------    -----------     -----------
Interest and other
income                     $ 57           $ 82            ($ 25)           $ 197           $ 299          ($ 102)

         The decrease in interest and other income during the three and nine months ended January 31, 2003 compared to the same periods in the prior year is primarily due to a decrease in interest income as a result a lower average cash balance on hand and lower prevailing interest rates during the current periods.

INTEREST AND OTHER EXPENSE:
---------------------------
                                    Three Months Ended                               Nine Months Ended
                                        January 31,                                     January 31,
                        --------------------------------------------    --------------------------------------------
   ($ in thousands):       2003           2002           $ Change           2003            2002          $ Change
                        -----------    -----------     -------------    -------------    -----------     -----------
Interest and other
expense                   $ 592           $ 1             $ 591            $ 864            $ 3            $ 861

         The increase in interest and other expense during the three and nine months ended January 31, 2003 compared to the same periods in the prior year is primarily due to an increase in interest expense associated with the issuance of $3,750,000 in convertible debt during August 2002 combined with an increase in non-cash interest expense resulting from the amortization of the convertible debt discount associated with the fair value of detachable warrants and intrinsic value of the embedded conversion feature combined with the amortization of related debt issuance costs.

                         LIQUIDITY AND CAPITAL RESOURCES

         During August 2002, we entered into two financing transactions (as further explained in our notes to the consolidated financial statements contained herein) whereby we raised aggregate gross proceeds of $9,000,000.

         As of January 31, 2003, we had approximately $3,932,000 in cash and cash equivalents and current receivables of $1,148,000. We have financed our operations primarily through the sale of our common stock, which has been supplemented with payments received from various licensing collaborations and through the revenues generated from Avid. During the nine months ended January 31, 2003, we supported our cash used in operations of $9,508,000 primarily through cash received under the financing transaction completed in August 2002 for aggregate gross proceeds of $9,000,000.

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

         Revenues earned by Avid during the nine months ended January 31, 2003 amounted to $1,257,000. Although we expect that Avid will continue to generate revenues, we will continue to need to raise additional capital to provide for initial clinical studies, the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of our manufacturing capabilities.

         Assuming we do not raise any additional capital from either financing activities or under licensing, partnering or technology selling arrangements, and assuming that Avid does not generate any additional revenues beyond its two major active contracts, we believe that we have sufficient cash on hand to meet our obligations on a timely basis through at least June 2003. We believe we will be able to sustain our operations beyond June 2003 if we are able to (i) execute additional manufacturing contracts for Avid (ii) license, partner or the divestiture of our technologies under development specifically, Cotara(TM) (which has a recently FDA approved protocol for a Phase III clinical trial) or Oncolym(R) (iii) raise additional capital under equity or debt arrangements (which may be difficult given current market conditions and the rights of existing convertible debt and warrant holders, as described below) (iv) license or partner uses of the VTA technology platforms (v) license or partner our initial product candidate under our VEA technology, (NHS76/PEP), or (vi) spin-off and sell all or a portion of Avid Bioservices, Inc., as further discussed below.

         With respect to possible future contract manufacturing revenues, Avid currently has outstanding project proposals with various potential customers. These project proposals generally range from approximately $500,000 to over $1.2 million per proposal. The submission of a project proposal is the first step in generating potential new business. The estimated time to complete any one of the outstanding project proposals is generally less than one year, assuming no significant delays. As discussed in our Annual Report on Form 10-K for the year ended April 30, 2002, we believe the sales cycle from client introduction to signing an agreement, if one is to be signed, will generally take anywhere from three to six months. Potential contracts may happen sooner or later based on the complexity of the project and customer timelines, or not at all. There can be no assurances that Avid will be successful in generating new business or that any of the outstanding contract proposals will generate new business.

         In regards to potential licensing, during the three months ended January 31, 2003, the Company recorded license revenue of $350,000 under a licensing agreement as discussed in the footnotes to the consolidated financial statements, which amount was received in February 2003. In addition, during December 2002, we entered into a license agreement with Schering AG for certain diagnostic and imaging rights using our VTA technology and received an up-front fee of $300,000 in January 2003, included in deferred revenue in the consolidated financial statements as of January 31, 2003. Peregrine is currently in various pre-contract stages of licensing discussions for all of its technologies under development. Although we are in various pre-contract discussions, there can be no assurances that we will be successful in completing any licensing transactions on terms acceptable to us and the potential licensing partner.

         In addition, we will be focusing our efforts on potential equity and debt financing activities. Our potential financing activities are currently restricted under the terms of the Securities Purchase Agreement ("SPA") executed in August 2002. Under the SPA, we cannot sell common stock or instruments convertible into common stock at a price per share of less than $0.85 before March 9, 2004 without first obtaining shareholder approval. The sale of common stock below $0.85 per share would trigger a reset of the purchase price for investors under the SPA which would cause us to issue additional shares or warrants (in addition to the original issuance of shares) that would in total exceed twenty percent (20%) of our outstanding shares of common stock as of the date of the transaction. On October 22, 2002, we attempted to obtain prior shareholder approval for this transaction, however, the proposal did not receive a sufficient number of shareholder votes. Based on the Company's average closing stock price of $0.58 per share for the 30 trading days ended March 5, 2003, there can be no guarantees or assurances that we will have the ability to raise additional capital on terms allowed under the SPA.

         The Company is also actively seeking the potential to sell part of or all of Avid Bioservices, Inc. in order to potentially raise additional capital to sustain the operations of Peregrine beyond June 2003 and ensure the long-term viability of Avid. The Company is currently seeking to sell a portion or all of Avid's operations, depending on the valuation we can obtain for the Avid asset. Our goal is to maintain a significant ownership stake in Avid while providing it and Peregrine with sufficient working capital. We are currently in various pre-contract discussions with a number of strategic partners. There can be no guarantees or assurances that we will be successful in raising additional capital from the partnering or sale of Avid within a reasonably short period of time remaining to complete a transaction.

         If the Company is unable to generate sufficient capital in the near term through one of the methods described above, the Company may be forced to take additional measures to reduce its monthly cash expenditures, including but not limited to, the reduction of personnel and related expenses, the postponement of our Phase I clinical trial, the reduction of development efforts being performed in-house and by an outside university, the reduction of patent fees and related expenses, and the reduction of other general expenses. The Company is diligently working towards raising sufficient capital so these drastic measures can be avoided. There can be no guarantees or assurances that we will be successful in raising additional capital.


                                   COMMITMENTS

         At January 31, 2003, we had no material capital commitments, although we have significant obligations under license agreements which are contingent on clinical trial development milestones.

                           RISK FACTORS OF OUR COMPANY

         The biotechnology industry includes many risks and challenges. Our challenges may include, but are not limited to: uncertainties associated with completing pre-clinical and clinical trials for our technologies; the significant costs to develop our products as all of our products are currently in development, pre-clinical studies or clinical trials and no revenue has been generated from commercial product sales; obtaining additional financing to support our operations and the development of our products; obtaining regulatory approval for our technologies; complying with governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs and general economic conditions. A more detailed discussion regarding our industry and business risk factors can be found in our Annual Report on Form 10-K for the year ended April 30, 2002, as filed with the Securities and Exchange Commission on August 13, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at January 31, 2003, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

         An evaluation has been performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2003. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2003.


                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.  None.
-------  ------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period of November 1, 2002 through January 31, 2003 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         On August 9, 2002, the Company entered into a private placement with four investors under a Securities Purchase Agreement, whereby the Company issued Convertible Debentures ("Debenture") for gross proceeds of $3,750,000. During the quarter ended January 31, 2003, debenture holders elected to convert an aggregate of $1,355,000 of the outstanding Debentures in exchange for approximately 1,594,119 shares of common stock at the conversion price of $0.85 per share.

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


                                     PEREGRINE PHARMACEUTICALS, INC.



                                     By:   /s/ Edward J. Legere
                                           -----------------------------------
                                           Edward J. Legere
                                           President & Chief Executive Officer
                                           and Director


3                                          /s/ Paul J. Lytle
                                           -----------------------------------
                                           Paul J. Lytle
                                           Chief Financial Officer

                                           (signed both as an officer duly
                                           authorized to sign on behalf of
                                           the Registrant and principal
                                           financial officer and chief
                                           accounting officer)

                                 CERTIFICATIONS
                                 --------------

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


Dated:   March 14, 2003           Signed: /s/ EDWARD J. LEGERE
         --------------                   -------------------------------------
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


Dated:   March 14, 2003                     Signed: /s/ PAUL J. LYTLE
         --------------                             -----------------------
                                                    Paul J. Lytle
                                                    CHIEF FINANCIAL OFFICER