Form 10-K/A
period 2002-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2003-03-21
CIK 704562

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 2002 Annual Shareholders' Meeting.

================================================================================

         This Amendment No. 2 is being filed in connection with the filing of our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 21, 2003, to reflect an added emphasis paragraph in our audit opinion from our independent auditors and to update Footnote 1 to the consolidated financial statements pertaining to our results of operations and our liquidity.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEREGRINE PHARMACEUTICALS, INC.



Dated:  March 19, 2003                  By: /s/ Steven W. King
                                            ------------------------------------
                                            Steven W. King, President and CEO



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                            Date
---------                                   --------                            ----

/s/ Steven W. King                          President & Chief Executive         March 19, 2003
---------------------------------           Officer (Principal Executive
Steven W. King                              Officer)


/s/ Paul J. Lytle                           Chief Financial Officer             March 19, 2003
---------------------------------           (Principal Financial and
Paul J. Lytle                               Principal Accounting Officer)


/s/ Carlton M. Johnson                      Director                            March 19, 2003
---------------------------------
Carlton M. Johnson


/s/ Edward J. Legere                        Director                            March 19, 2003
---------------------------------
Edward J. Legere


/s/ Eric S. Swartz                          Director                            March 19, 2003
---------------------------------
Eric S. Swartz


/s/ Clive R. Taylor, M.D., Ph.D.            Director                            March 19, 2003
---------------------------------
Clive R. Taylor, M.D., Ph.D.


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


Since the date of completion of our audit on the accompanying consolidated financial statements and initial issuance of our report thereon dated June 21, 2002, except for Note 14, as to which the date is August 13, 2002, the Company, as discussed in Note 1, has continued to expend substantial funds and incur negative cash flows from operations that adversely effect the Company's current results of operations and liquidity. Note 1, describes management's plans to address these issues.


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




                                                       /s/ ERNST & YOUNG LLP



Orange County, California
June 21, 2002,
except for Note 14, as to which the date is August 13, 2002, and Note 1, as to which the date is
March 19, 2003

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

         As of August 13, 2002, the Company had $10,002,000 in cash and cash equivalents on hand and cash commitments under signed and executed, noncancelable financing agreements as further explained in Note 14. At January 31, 2003, the Company had $3,932,000 (unaudited) in cash and cash equivalents and current receivables of $1,148,000 (unaudited). The Company has expended substantial funds on the development of its product candidates and for clinical trials and it has incurred negative cash flows from operations for the majority of its years since inception. The Company expects negative cash flows from operations to continue until it is able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the licensing or sale of its products under development.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2002 (continued)
--------------------------------------------------------------------------------


        Revenues earned by Avid through April 30, 2002 have been insignificant due to the lengthy product development process that is generally required before a product is manufactured. Revenues earned by Avid during the nine months ended January 31, 2003 amounted to $1,257,000 (unaudited). The Company expects that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, thereby reducing the amount of capital the Company will need to raise from alternative sources. The Company expects that it will continue to need to raise additional capital to provide for its operations, including the anticipated development and clinical trial costs of Cotara(TM), the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of the Company's manufacturing capabilities.

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

        In addition to licensing, partnering or the divestiture of the Company's technologies to raise capital, the Company is also exploring strategic transactions related to its subsidiary, Avid Bioservices, Inc. In this regard, the Company has begun to explore the possibility of selling a portion or all of Avid as a means of raising additional capital. The Company believes that Avid is a valuable asset and would like to maintain a significant ownership in the subsidiary, but there are significant advantages to partnering the Avid subsidiary. Avid needs working and expansion capital to continue growing its customer base to reach profitability. Partnering the facility can help to increase the potential that Avid survives and thrives as a stand alone business and takes advantage of the current business opportunities for biologics contract manufacturing organizations. Partnering or selling Avid can potentially supply the Company and Avid with additional working capital.

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