Form 10-K
period 2003-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2003-07-29
CIK 704562

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED APRIL 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $193,687,000 as of July 18, 2003, based upon a closing price of $1.55 per share. Excludes 4,896,503 shares of common stock held by executive officers, directors, and shareholders whose ownership exceeds 5% of the common stock outstanding as of July 18, 2003.

         As of July 18, 2003, there were 129,855,663 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 2003 Annual Shareholders' Meeting.

================================================================================

                         PEREGRINE PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2003


                                TABLE OF CONTENTS


                                     PART I
Item  1.    Business                                                         1
Item  2.    Properties                                                      28
Item  3.    Legal Proceedings                                               29
Item  4.    Submission of Matters to a Vote of Security Holders             29

                                     PART II

Item  5.    Market for Registrant's Common Equity and Related
              Stockholders' Matters                                         29
Item  6.    Selected Financial Data                                         30
Item  7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 31
Item  7A.   Quantitative and Qualitative Disclosures
              About Market Risk                                             43
Item  8.    Financial Statements and Supplementary Data                     43
Item  9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                       44

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant              44
Item 11.    Executive Compensation                                          44
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                                44
Item 13.    Certain Relationships and Related Transactions                  44

                                     PART IV

Item 14.    Controls and Procedures                                         45
Item 15.    Exhibits, Consolidated Financial Statement
              Schedules, and Reports on Form 8-K                            46

                                     PART I

ITEM 1. BUSINESS
        --------

         Except for historical information contained herein, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including those set forth elsewhere in this Form 10-K, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. When used in this Form 10-K, the words "may," "should," "plans," "believe," "anticipate," "estimate," "expect," their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Risk Factors and Forward-Looking Statements" beginning on page 22.


                                COMPANY OVERVIEW
                                ----------------

         Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biopharmaceutical company primarily engaged in the research, development, manufacture and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. During January 2002, the Company formed a wholly-owned subsidiary, Avid Bioservices, Inc., to provide an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices ("cGMP"). Certain technical terms used in the following description of our business are defined in a glossary of terms set forth on page 19.

         As used in this Form 10-K, the terms "we", "us", "our", "Company" and "Peregrine" refers to Peregrine Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Avid Bioservices, Inc. and Vascular Targeting Technologies, Inc.

         Our principal executive offices are located at 14272 Franklin Avenue, Suite 100, Tustin, California, 92780. Our internet website address is www.peregrineinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto are available free of charge on our internet website. These reports are posted on our website as soon as reasonable practicable after such reports are electronically filed with the Securities and Exchange Commission ("SEC").

         Peregrine's main focus is on the development of its collateral targeting monoclonal antibody-based technologies ("Collateral Targeting Agents"). Collateral Targeting Agents bind to or target stable structures found in most solid tumors, such as structures found in the necrotic core of the tumor or markers found specifically on tumor blood vessels. By attaching to these collateral targets, Collateral Targeting Agents circumvent many of the problems that have been experienced with technologies that target the surface of the cancer cell itself. The key benefits of Collateral Targeting Agents are that (i) a single agent may be used to treat a variety of cancer types, (ii) they generally circumvent drug resistance, (iii) the antigens do not modulate, and
(iv) each targeting agent can be used to deliver a variety of different therapeutic and diagnostic compounds to the tumor site. In pre-clinical and/or clinical studies, these antibodies have demonstrated that they are capable of targeting and delivering a variety of different therapeutic agents capable of killing tumor cells resulting in significant tumor regressions. Peregrine currently has exclusive rights to over eighty (80) issued U.S. and foreign patents protecting various aspects of its technology and has additional pending patent applications that it believes will further strengthen its position in the Collateral Targeting Agent field.

         Our mission is to improve the quality of life of people suffering from cancer and to increase shareholder value by commercializing our platform technologies through in-house development, joint ventures, strategic alliances and licensing arrangements. Our objective is to focus our resources on the collection of human clinical data for our various therapeutic compounds. With this data, we can either (i) internally seek regulatory approval for these compounds, (ii) further develop the technology jointly through strategic partnership arrangements or (iii) out-license the technology to other pharmaceutical or biotechnology companies for their own development.

         The following chart summarizes the development status of the Company's Collateral Targeting Agents currently in development by the Company:

        TECHNOLOGY                  STUDY INDICATION                            DEVELOPMENT STATUS
  -----------------------    -------------------------------    ----------------------------------------------------
  Tumor Necrosis             Recurrent brain cancer             Registration study approved by FDA. A study which
  Therapy (TNT) /                                               meets the proper regulatory criteria for product
  Cotara(TM)                                                    registration is termed a "registration study".
                                                                Future clinical development is dependent on
                                                                licensing partner.

  TNT / Cotara(TM)           Recurrent / newly diagnosed        Phase II Completed.
                             brain cancer

  TNT / Cotara(TM)           Colorectal Cancer, Advanced        Phase I Ongoing.
                             Soft-tissue Sarcoma,
                             Pancreatic and Biliary Cancers

  TNT / Cotara(TM)           Liver Cancer                       Phase I closed.

  Vascular Targeting         Pre-clinical                       Late pre-clinical.
  Agents (VTAs)

  Vasopermeation             Pre-clinical                       Late pre-clinical.
  Enhancement Agents
  (VEAs)

         In addition to Collateral Targeting Agents, we have a direct tumor-targeting antibody, Oncolym(R), for the treatment of Non-Hodgkins B-cell Lymphoma ("NHL"). The Phase I/II clinical study was designed to determine the safety and efficacy of a single dose of Oncolym(R) in intermediate and high grade NHL. During fiscal year 2002, we suspended patient enrollment for this study and we are currently in the process of closing the current Phase I/II clinical trial while we actively seek to license or partner the Oncolym(R) product. We currently do not anticipate continuing with clinical studies without a licensing or development partner for this technology.

         The following is a more in depth discussion of our three Collateral Targeting Agents, Tumor Necrosis Therapy, Vascular Targeting Agents and Vasopermeation Enhancement Agents, and our direct tumor targeting agent, Oncolym(R).

                         TUMOR NECROSIS THERAPY ("TNT")
                         ------------------------------

         OVERVIEW. TNT, our most clinically advanced collateral targeting antibody, acts by binding to dead and dying cells found primarily at the necrotic core of the tumor. TNT antibodies are potentially capable of carrying a variety of agents including radioisotopes, chemotherapeutic agents and cytokines to the interior of solid tumors. Our first TNT-based product, Cotara(TM), is a chimeric (an antibody which is part human and part mouse) TNT antibody conjugated to a radioisotope, I-131. We currently have one ongoing Phase I clinical trial at Stanford University Medical Center accepting patients with colorectal cancer, advanced soft tissue sarcoma, or pancreatic cancer using Cotara(TM). In February 2003, the Company received FDA approval to commence a single registration study for Cotara(TM) in first recurrent glioblastoma multiforme, a particularly deadly form of brain cancer. We are actively seeking a strategic partner for the Cotara(TM) program. We currently do not plan on initiating the registration trial until a strategic transaction has been executed.

         NEW APPROACH TO CANCER THERAPY. TNT represents a novel approach to cancer therapy for the treatment of solid tumors. Traditionally, cancer has been diagnosed, classified and treated as several hundred different diseases based on the location, cell of origin and characteristics of the cancer. This approach generally requires different drugs to be developed to treat one or several different cancer types. This has limited the utility of anti-cancer drugs and demanded huge investments in research and drug development by pharmaceutical and biotechnology companies. Understanding the enormous costs and limited success of this approach, Peregrine's scientists have devoted years of research to identifying markers that are common to all types of cancers and not accessible in normal, healthy tissue. TNT is a cancer targeting technology that can potentially target a broad spectrum of solid tumor cancers, representing an exciting new approach to cancer therapy.

         MECHANISM OF ACTION. The concept behind TNT is that almost all solid tumors develop a core of dead or dying cells known as necrosis or necrotic cells in the center of the tumor mass as it grows. The outer membrane of necrotic cancer cells becomes leaky, thus exposing the DNA on the inside of the cell. Instead of targeting living cancer cells, TNT targets the necrotic and dead cells, which can account for up to 50% of the mass of a tumor found throughout the tumor mass but primarily at the tumor core. TNT binds to Deoxyribonucleic Acid ("DNA") or DNA-associated proteins, such as histones, found within the nucleus of virtually every cell. TNT is only able to reach the DNA target in cells having porous nuclear and cellular membranes, since porosity is a property uniquely associated with dead and dying cells found within solid tumors. As such, DNA functions as a highly abundant but selective target. This DNA target is not believed to modulate as is commonly seen with tumor-specific cell surface antigens that are commonly used as targets with other antibody-based therapeutic modalities. Thus, compared to a cell surface marker, the DNA target may be a more stable and reliable target. Once concentrated in necrotic regions throughout the tumor, TNT can deliver a toxic payload to neighboring viable cancer cells, resulting in death of the tumor cells surrounding the necrotic core.

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

         COTARA(TM) REGISTRATION CLINICAL TRIAL. A Cotara(TM) Phase II interim analysis of efficacy was performed in March 2001 on 29 advanced brain cancer patients. The Kaplan-Meier Curve estimates show an overall median time to progression ("MTTP") of 13.9 weeks and a median survival time ("MST") of 26.7 weeks. Of the 22 patients treated with recurrent glioblastoma multiforme ("GBM"), the MTTP was 13.9 weeks and the MST was 24.1 weeks. Per the goals of the study, since the MTTP exceeded the historical control target of 8 weeks, preliminary evidence from this trial indicates that Cotara(TM) had activity in this patient population. In addition, among the 13 patients in this trial who received at least one dose equal to the proposed dose in our planned registration trial, the MTTP and MST are 16.9 and 44.3 weeks, respectively. Although not statistically significant, this survival data compares favorably to published survival data for temozolomide, the comparator drug proposed for our planned registration study. Thus, Cotara(TM) shows promise as a therapy for recurrent GBM and the Company believes this warrants further investigation. Rather than expanding the Phase II clinical study and adding the comparator drug to provide for further evaluation, we elected to move forward under a multi-phase clinical protocol with a design that will allow for a preliminary review of safety and efficacy and meets all criteria for product registration by the FDA. If successful, the results from this study will serve as the basis for product approval.

         We filed a protocol with the Food & Drug Administration ("FDA") in February 2002 to commence a single registration clinical trial using Cotara(TM) for the treatment of advanced brain cancer. We reached an agreement with the FDA on a final registration protocol and we received notification of FDA approval in February 2003.

         A protocol for a large registration clinical study will typically contain hundreds of pages of detailed information. A clinical protocol for a registration study must address every aspect of the proposed study including what data should be collected, how the data should be collected and how the data should be analyzed. The approved registration trial protocol is a large multi-national study that was designed to reconcile differences in treatment practices across multiple centers, countries and languages. The general concept for a protocol is that any qualified physician should be able to properly administer the study drug by following the procedures contained in the protocol. A well designed registration protocol must contain a high level of detail so as to ensure clinicians, nursing staff, clinical monitors and data management personnel will have unambiguous guidance on how to perform procedures, report adverse events, document data, evaluate and classify clinical benefits and adverse events during the study. Properly written and followed protocols for a registration clinical study provides adequate homogenous data to rigorously and scientifically evaluate the safety and efficacy of the study drug against the standard of care for the target disease. Proper study design and support is critical to providing a sufficient body of data for the Company, regulatory agencies and investors to properly evaluate the safety and efficacy of the study drug. In addition, all manufacturing and product testing procedures must be finalized prior to the start of such a registration trial.

         Under the protocol design that was approved by the FDA, the Cotara(TM) registration study for brain cancer will begin with a group of approximately 60 patients treated with Cotara(TM). Additional detailed nuclear imaging data to support the product label will be collected and a preliminary evaluation of the data will be performed to determine if the study will be continued or terminated. After the initial approximate 60 patients, the remaining patients will be randomized to receive either Cotara(TM) or temozolomide.

         The Company received FDA approval to begin the registration study design in February 2003. Since that time, we have been actively seeking a strategic partner to fund the registration study prior to the commencement of the registration trial.

         In addition to brain cancer, Stanford University Medical Center is studying the safety, dosimetry, and maximum tolerated dose ("MTD") of Cotara(TM) using intravenous injection for patients with either colorectal cancer, advanced soft tissue sarcoma, or pancreatic cancer. These studies are designed to treat three patients ("cohort") at each dose level, calculate dosimetry, record side effects and monitor the patients for a minimum of eight weeks between cohorts. If toxicities are not observed during these eight weeks, the next cohort of three patients may be treated at the next higher dose. At the outset of the study, it was not known what the maximum tolerated dose of Cotara(TM) would be. Once the dose escalation is completed, additional patients will be treated at the MTD (safe dose) to gain further experience with the drug and to provide the basis of future studies. Due to the availability of patients, the vast majority of patients recruited for this study have been colorectal cancer patients.


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

         Pre-clinical research is currently being conducted by Dr. Philip Thorpe and his scientific team at the University of Texas Southwestern Medical Center at Dallas under our sponsored research agreement. The results of some of this research program were highlighted by presentations at the 2003 American Association for Cancer Research ("AACR") annual meeting in Washington, D.C. and the Angiogenesis II Conference in Paris, France and the publishing of a research article in the Proceedings of the National Academy of Sciences in June of 2002. Dr. Philip Thorpe and his research collaborators have demonstrated that these new compounds suppressed the growth of a variety of human and mouse solid tumors growing in mice and may be a promising anti-cancer candidate for clinical trials.

         We have decided that in order to move our VTA program into human clinical studies, we will pursue a chimeric or fully human monoclonal antibodies in addition to the murine antibodies originally raised at the University of Texas Southwestern Medical Center at Dallas. The Company is currently working with a number of human antibody generation companies to develop fully human antibodies for its most promising VTA targets. The collaborations include both fee-for-service and partnering arrangements. Human and chimeric antibodies are currently being evaluated for suitability as clinical candidates. We anticipate we will be successful in the generation of a clinical candidate and anticipate that our first VTA will begin human clinical studies in calendar year 2004.

                   VASOPERMEATION ENHANCEMENT AGENTS ("VEAs")
                   ------------------------------------------

         OVERVIEW. VEAs are a new class of drugs, which are designed to increase the uptake of cancer therapeutics and imaging agents into the tumor at the tumor site, potentially resulting in greater efficacy. VEAs work by using monoclonal antibodies to deliver known vasoactive compounds (i.e., molecules that cause tissues to become more permeable) selectively to solid tumors. VEAs currently use the same targeting agent as TNT to deliver an agent that makes the blood vessels inside the tumor more permeable (leaky). Once localized at the tumor site, VEAs alter the physiology and the permeability of the vessels and capillaries that supply the tumor. In pre-clinical studies, drug uptake has been increased up to 400% in solid tumors when VEAs were administered several hours prior to the chemotherapeutic treatment. VEAs are intended to be used as a pre-treatment for most existing cancer therapies and imaging agents.

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

         MECHANISM OF ACTION. Vasopermeation Enhancement Agents are designed to increase the uptake of existing and future cancer therapeutics and imaging agents at the tumor site, potentially resulting in greater efficacy. VEAs act by using monoclonal antibodies to deliver known vasoactive compounds (molecules that cause tissues to become more permeable) selectively to solid tumors. Once localized at the tumor site, VEAs alter the physiology and the permeability of the vessels and capillaries that supply the tumor. VEAs are intended to be used as a pre-treatment for most existing cancer therapies and imaging agents and may be effective across multiple tumor types.

         PRE-CLINICAL STUDIES. VEAs are currently in late pre-clinical development in collaboration with Dr. Alan Epstein and his scientific team at the University of Southern California Medical Center. In pre-clinical studies, drug uptake has been increased up to 400% in solid tumors when VEAs were administered several hours prior to the therapeutic treatment. Recently published pre-clinical studies demonstrated the ability of the VEA technology to significantly increase the anti-tumor activity of several leading chemotherapy drugs including 5-FU, doxorubicin, vinblastine, BCNU, Taxol, or VP-16. In general, the enhancement of chemotherapeutic drug effects from these studies could be divided into two categories: (1) those tumors which normally respond to a given drug, such as human colon carcinoma treated with doxorubicin, which were found to have a significant increase in anti-tumor response following VEA pretreatment; (2) those tumors which normally do not respond to a given drug, such as lung carcinoma treated with Taxol, which were found to have an increase in response. This data represents a major advance in the VEA program and was presented at last year's annual meeting of the American Society of Clinical Oncology ("ASCO"). Our researchers have met with top chemotherapy experts to review the VEA pre-clinical data and received important advice on how to design a clinical study for the lead VEA compound.

         The Company has a fully human clinical candidate for the VEA technology. This candidate will be used for cGMP manufacturing and completion of toxicology studies necessary for human clinical studies. In order to complete toxicology studies, the Company must choose the chemotherapy drug(s) to be used, the tumor type to be treated and the therapeutic regimen to be used in the Phase I study. Depending on the trial design and the animal species to be used, the cost of the studies can be significant depending on the complexity of the study. The Company is actively pursuing licensing partners for this technology and may elect to have the potential partner finalize the clinical and pre-clinical programs including the toxicology studies. In any case, the Company will continue with manufacturing plans through Avid Bioservices, Inc. so that it is in a position to begin the pre-clinical toxicology studies as soon as the development plans are finalized.

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

         NON-HODGKIN'S LYMPHOMA ("NHL"). NHL is a malignant growth of cells in the lymph system. The lymph system is a connecting network of glands and vessels, which manufacture and circulate lymph throughout the body. Under the "Revised European-American Classification of Lymphoid Neoplasms", NHL is sub-divided into two classes: indolent and aggressive. Indolent lymphomas affect about 35% of the patients newly diagnosed with the disease. Indolent lymphoma usually presents as a nodal (involving the lymph nodes) disease. Survival from the time of diagnosis with indolent disease averages 5 to 7 years. Aggressive lymphoma affects some 65% of the newly diagnosed cases of NHL and has average survival rates of 2-5 years in intermediate and six months to 2 years in high-grade disease. Aggressive lymphomas usually present with large extranodal (outside the lymph nodes) bulky tumors.

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

         CLINICAL TRIALS. To date, 137 patients were exposed in 7 IND protocols, of which, 120 patients have been treated with a therapeutic dose of Oncolym(R). Data on 113 patients is currently available. In these trials, some patients have achieved complete remissions ("CR") where there is no detectable tumor and some achieved partial remissions ("PR") where there is at least a 50% shrinkage of the tumor mass. To date, 47 patients with an indolent form of NHL have been treated, of which 28 were responders (60% response rate) with 8 CR's and 20 PR's. In addition, 66 patients with an aggressive form of NHL were treated, of which, there were 17 responders (26% response rate) with 6 CR's and 11 PR's. Radiation dosimetry demonstrates a tolerable safety index. Minor side effects such as thrombocytopenia (low platelet count) and leukopenia (low white blood cell count) have been observed. Clinical studies have revealed that the side effects appear to be reversible, manageable and to resolve without complications.

         We suspended clinical studies during fiscal year 2002. We are currently seeking a licensing or joint venture partner for the Oncolym(R) technology before we move the study forward. We do not anticipate continuing with clinical studies without a licensing or development partner for this technology.

                             LICENSE COLLABORATIONS
                             ----------------------

         In addition to product development and clinical trial activities, pursuant to our strategic plan, we intend to optimize our platform technologies and increase shareholder value by entering into strategic partnerships, joint ventures, licensing arrangements, research collaborations and other strategic arrangements. The broad nature of Peregrine's technology platforms allows us to out-license certain aspects of our technology while maintaining certain rights to technologies we plan to develop internally.

         The overall goal of our licensing strategy is to develop a number of strategic relationships for the development of our platform technologies, thus increasing the chances that one or more of our anti-cancer products will be commercialized. We believe that there are numerous opportunities for exclusive and non-exclusive licenses (access to our conceptual patents without exclusivity) of our TNT, VTA and VEA platform technologies. Even though we may grant exclusive licenses to other companies, our broad patent coverage allows us to maintain the ability to continue to develop our own products for commercialization. Given our extensive technology portfolio, we intend to pursue structures such as out-licensing specific uses of its technologies and joint collaboration agreements in which the outside collaborator may fund all pre-clinical and early clinical trial work.

         As a general rule, the structure and size of a licensing or collaboration is determined by the amount of data that the Company has on the safety and efficacy of the compound and on the potential market for the compound. In short, the lower the risk and the higher the potential return for the potential partner, the higher the amount a partner is willing to pay for access to the technology. There are many factors, including but not limited to, market size, potential competition, manufacturing costs, potential for product acceptance, and first product to market, which affect the value of a particular technology, although clinical data usually drives value. There will always be exceptions to this general rule.

         Product safety and efficacy data is generated in several stages with each successive stage costing significantly more money. The first stage is to take a scientific concept and test it in a "model" on particular cell types (IN VITRO testing). If there is success at this level, the technology may be advanced into a living system by conducting animal model testing (IN VIVO testing). If animal model testing shows promising results, the compound may be advanced to pre-clinical toxicology studies in preparation for human clinical studies. Human studies are divided into three phases. Phase I studies are designed to measure the safety, drug distribution and dose of the drug in a relatively small number of patients. Phase II studies are used to determine the efficacy of the drug, confirm safety, and to confirm the dosing. Phase III (a properly design Phase III can be used for product registration) is used to test the drug rigorously in a well controlled setting to determine the drug's safety in a larger clinical setting for the targeted disease. As a drug advances through the various stages of development, it generally continues to gain value, assuming success. During Phase III clinical studies, a technology will gain or lose most of its value based on the clinical data. The three most optimal times for value creation (or loss) in a Phase III trial are at the time interim safety and efficacy data is reviewed (usually 25-50% through the study), at the time of release of full study results (at the completion of the study) and at approval by the regulatory agencies for marketing. With each milestone, the prospects of a drug are better understood, so each successive event creates (or loses) significant value, depending on clinical results. The more data that is known about a particular technology, the more accurately its value can be determined. This valuation is a critical determining factor in the technology value in a licensing or joint venture structure.

         The Company has technologies in various stages of the development cycle. Below we outline each technology and the current plans for licensing and/or joint ventures. The Company is currently in varying levels of discussions with potential partners for each of its platform technologies.

                         TUMOR NECROSIS THERAPY PLATFORM

         COTARA(TM). The Company has designed the registration clinical study for the treatment of brain cancer so that a preliminary review of the safety and efficacy can be performed. The Company believes that having an interim data review from the registration clinical study will make it more attractive for potential licensing and/or marketing partners. Technology reviews by potential partners range from completed due diligence to initial technology review. There can be no guarantees that we will be successful in obtaining a licensing partner for the technology.

         HUMAN TNT USED TO DELIVER CYTOKINES. The Company has exclusively licensed this technology to Merck KgaA in October 2000. To the Company's knowledge, Merck KGaA has not publicly disclosed the development status of the project.

         TNT USED AS AN IMAGING AGENT. The Company is performing pre-clinical work and is evaluating potential clinical candidates for imaging enhancing agents to be used to determine efficacy of anti-cancer drugs in real time. If pre-clinical work is successful, the Company's strategy is to license this technology for human clinical development. There can be no guarantees that we will be successful in obtaining a licensing partner for the technology.

         TNT FOR VETERINARY USES. The Company is overseeing pre-clinical studies that are being conducted by a veterinary group to determine the safety and preliminary efficacy for uses on animals. If successful, the Company plans to license this use of the technology. The Company believes TNT is a promising candidate for veterinary uses because of the technology's ability to be used across various animal species. This is because the DNA structures which the antibody targets is common among all species. There can be no guarantees that we will be successful in obtaining a licensing partner for the technology.

                    VASOPERMEATION ENHANCEMENT AGENT PLATFORM

         NHS76/PEP. The Company believes this antibody technology is an excellent candidate for clinical development. The Company funded pre-clinical studies showing the effectiveness of the NHS76/PEP which was published extensively this year in various peer review journals. The Company will use these published results to support its efforts to attract potential licensing partners. The Company is currently in partnering discussions with several pharmaceutical and biotechnology companies. The Company plans to license or joint venture this technology for human clinical development. There can be no guarantees that we will be successful in obtaining a licensing partner for the technology.

                       VASCULAR TARGETING AGENTS PLATFORM

         We have received extensive patent coverage in the VTA field. In order to maximize the potential of this technology, we have developed a strategy to license, partner and internally develop the technology. We are aware of many companies that are actively developing VTA-based compounds or have shown an interest in researching this area.

         Consummating a licensing or joint venture agreement can take a significant amount of time and effort. In our experience, after the initial introduction to a company, there is usually a face-to-face meeting set up between the business development groups and scientific staff from each company, which usually takes between 30 and 60 days to coordinate schedules. Prior to this meeting, a non-confidential package is sent to the interested party covering the technology of interest. In early meetings, the companies make presentations to each other on the overall capabilities and philosophies of the corporations followed by technical presentations on the technologies that are of interest. When dealing with larger biotechnology and pharmaceutical companies, several levels of discussions may be necessary to determine the technology is consistent with their corporate strategic plan. Once both parties feel that there is a valuable technology and a strategic fit, then detailed discussions take place including pre-clinical and clinical development strategies, regulatory issues and deal structure. All of these discussions may take place prior to entering into a confidentiality agreement. Once a confidentiality agreement is in place, detailed information such as unpublished experimental results and non-public patent information can be exchanged. Once this confidential information is exchanged and reviewed, additional face-to-face meetings may be necessary to answer questions and to discuss appropriate ways to move forward or to discuss reasons for not moving forward. In these follow-up meetings, most of the key issues for testing and development of the drug candidate are discussed and a punch list of additional information that is needed for a decision to be made is identified. Some issues on the list may be easily addressed, and others may require additional pre-clinical testing. In many cases, a material transfer agreement will be signed and the drug will be supplied to the potential licensee for internal evaluation, which can last up to one year. If everything remains positive, the companies can finalize the terms of the license or joint venture arrangement. Non-exclusive licenses will be much less complex than joint ventures and the contract process can take up to six months or more to complete. The total time necessary to complete this complex process may be from a few months for straight forward arrangements to over one year for complex or extensive arrangements.

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

                   ANTIBODY CONTRACT MANUFACTURING FACILITIES
                   ------------------------------------------

         During January 2002, we announced the formation of Avid Bioservices, Inc. ("Avid"), a wholly-owned subsidiary of Peregrine, to provide an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices ("cGMP").

         Operating a cGMP facility requires highly specialized personnel and equipment that must be maintained on a continual basis. Prior to the formation of Avid, we manufactured our own antibodies for over 10 years and developed the manufacturing expertise and quality systems to provide the same service to other biopharmaceutical and biotechnology companies. We believe Avid's existing facility is well positioned to meet the growing needs of the industry. Avid is also well positioned to increase its capacity in the future in order to become a significant supplier of contract manufacturing services.

         Due to the forethought and planning, Avid's facility can be relatively easily expanded in several phases in order to increase its capacity. When the Avid facility was designed and built, it was anticipated that significant future capacity would be needed. Therefore, excess capacity was built into the manufacturing plant's utility systems. As a result, significant new capacity can be added by installing up to two additional bioreactors in the existing facility which would use the existing plant's utility system. In addition, much larger capacity could be added by building out additional bioreactor and downstream processing suites in an adjacent warehouse, which is currently subleased. The current facility was recently modified to accommodate the addition of one 500-liter and one 100-liter bioreactor in our existing manufacturing suite. A much larger expansion could be implemented when current capacity utilization reaches close to maximum capacity. This expansion could possibly add three additional bioreactor trains with potential maximum reactor size up to 1500-liters, downstream processing suites, and support facilities. This expansion will not occur for at least the next twelve months and will only occur if there is committed contracts sufficient to justify the expansion and if the Company has the capital to move forward with such an expansion. In addition, current and potential clients have expressed an interest in acquiring long-term capacity in an expanded facility.

         Avid can provide an array of services to a variety of companies in the biotechnology and pharmaceutical industries. Even though much of the process is very technical, knowledge of the process will help investors understand the overall business. The manufacturing of monoclonal antibodies and recombinant proteins under cGMP is a complex process and includes several phases before the finished product is released to the client. The first phase of the manufacturing process is to receive the production cell line (the cells that produce the desired protein) and any available process information from the client. The cell line must be adequately tested according to FDA guidelines by an outside laboratory to certify that it is suitable for cGMP manufacturing. This testing generally takes between one and three months to complete, depending on the necessary testing. The cell line that is sent may either be from a master cell bank (base cells from which all future cells will be grown), which is already fully tested or may represent a research cell line. In the case of a research cell line, Avid can use the research cell line to produce master and working cell banks. In parallel to the production of the master and working cell banks, the growth and productivity characteristics of the cell line may be evaluated in the research and development labs and paper work to support the production plan and the IND filing may be continuously drafted. The whole manufacturing process (master cell bank characterization, process development, assay development, raw materials specifications, test methods, downstream processing methods, purification methods, viral clearance and testing methods and final release specifications) must all be developed and documented prior to the commencement of manufacturing in the bioreactors. The second phase of the process is in the manufacturing facility. Once the process is developed, pilot runs may be performed using smaller scale bioreactors, such as 1 to 5 liter and 22.5 liter bioreactors, in order to confirm and verify the process. Once the process is set, a pilot run at full scale may be performed to finalize batch record development and possibly used for toxicology study material. After the pilot batch run is completed, a full scale cGMP manufacturing run may be initiated. Once the cGMP run is completed, batch samples are sent to an outside lab for various required tests, including sterility and viral testing. Once the test results verify the antibodies meet specifications, the product is released and shipped to the client.

         Each client will tailor its contract to meet its specific needs. Full process development from start to cGMP product release can take ten months or longer. Research and development work can take from two months to over six months. All stages of manufacturing can generally take between one to four weeks. Product testing and release can take up to three months to complete.

         Given its inherent complexity, necessity for detail, and magnitude (contracts may be into the millions of dollars) the contract negotiations and sales cycle for cGMP manufacturing services can take a significant amount of time. The Company believes the sales cycle from client introduction to signing an agreement will take anywhere between three to six months to over one year. Introduction to Avid's services will usually come from word of mouth, exposure from direct mailings, exposure from attendance at conferences or from advertising in trade journals. The Company believes word of mouth will be the most significant source of new clients once its reputation has been successfully established by timely contract performances. The sales cycle consists of the introduction phase, the proposal phase, the audit phase, the contract phase and the project initiation phase. The client sets the speed at which the process moves.

         To date, Avid has been audited and qualified by both large and small biotechnology companies interested in the production of monoclonal antibodies for clinical trial use. Since inception, Avid has established five outside contract manufacturing agreements. The Company anticipates that additional contracts will be signed during the ensuing year.

         In addition to licensing, partnering or the divestiture of some of our technologies to raise capital, we are also exploring a possible strategic transaction related to our subsidiary, Avid Bioservices, Inc. In this regard, we have begun to explore the possibility to partner or a complete sale of Avid as a means of raising additional capital.

                                  OUR LOCATION
                                  ------------

         Our principal executive offices are located at 14272 Franklin Avenue, Suite 100, Tustin, California 92780-7017, and our telephone number is (714) 508-6000.

                                   COMPETITION
                                   -----------

         The biotechnology and pharmaceutical industries are highly competitive and any product candidates will have to compete with existing and future cancer therapies. Our competitive position is based on our proprietary technology, know-how and U.S. and foreign patents covering our collateral targeting agent technologies (TNT, VTA and VEA) and our direct targeting agent technology, Oncolym(R), for the therapeutic treatment of human cancers. We currently have exclusive rights to over 80 issued U.S. and foreign patents protecting various aspects of our technology and we have additional pending patent applications that we believe will further strengthen our intellectual property position. We plan to compete on the basis of the advantages of our technologies, the quality of our products, the protection afforded by our issued patents and our commitment to research and develop innovative technologies.

         Various other companies, some or all of which have larger financial resources than us, are currently engaged in research and development of monoclonal antibodies and in cancer prevention and treatment. There can be no assurance that such companies, other companies or various other academic and research institutions will not develop and market monoclonal antibody products or other products to prevent or treat cancer prior to the introduction of, or in competition with, our present or future products. In addition, there are many firms with established positions in the diagnostic and pharmaceutical industries which may be better equipped than us to develop monoclonal antibody technology or other products to diagnose, prevent or treat cancer and to market their products. Accordingly, we plan, whenever feasible, to enter into joint venture relationships with these competing firms or with other firms with appropriate capabilities for the development and marketing of specific products and technologies so that our competitive position might be enhanced. There can be no assurance that research and development by others will not render the Company's technology or potential products obsolete or non-competitive or result in treatments superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies. We have included a sample list of companies that are conducting clinical trials for the treatment of cancer on page 27, including their stage of development and cash resources on hand determined with reference to their most recent public filings.

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

         The clinical testing program necessary for approval of a new drug or biologic typically involves a three-phase process. A Phase I clinical trial consists of testing for the safety and tolerance of the drug with a small group of patients, and also yields preliminary information about the effectiveness of the drug and dosage levels. Phase II involves testing for efficacy, determination of optimal dosage and identification of possible side effects in a larger patient group. Phase III clinical trials consist of large scale testing for efficacy. A Phase III study which meets the proper regulatory criteria for product registration is termed a "Registration Study". After completion of clinical studies for a biologics product, a Biologics License Application ("BLA") is submitted to the FDA for product marketing approval. In responding to such an application, the FDA would inspect the data, the manufacturing facilities and the clinical sites. The result would be that the FDA could grant marketing approval, could request clarification of data contained in the application, may require additional testing prior to approval, may mandate changes in the manufacturing of the product or deny approval and any further testing. We have not, to date, filed a BLA for any of our product candidates.

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

                          OUR PATENTS AND TRADE SECRETS
                          -----------------------------

         We have relied on internal achievements, as well as the direct sponsorship of university researchers, for development of our platform technologies. We currently have exclusive rights to over 80 issued U.S. and foreign patents protecting various aspects of our technology and additional pending patent applications that we believe will further strengthen our patent position. We believe we will continue to learn, on a timely basis, of advances in the biological sciences which might complement or enhance our existing technologies. We intend to pursue opportunities to license our platform technologies and any advancements or enhancements, as well as to pursue the incorporation of our technologies in the development of our own products.

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

         In general, the patent position of a biotechnology firm is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent Office with respect to biotechnology patents. Accordingly, there can be no assurance that the Company's patents, including those issued and those pending, will provide protection against competitors with similar technology, nor can there be any assurance that such patents will not be legally challenged, infringed upon or designed around by others.

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

                  MANUFACTURING AND PRODUCTION OF OUR PRODUCTS
                  --------------------------------------------

         CONTRACT MANUFACTURING. Avid Bioservices, Inc., our wholly-owned subsidiary, manufactures the Company's products under development and used in clinical trials. We have retained key development personnel, who will be responsible for developing analytical methods and processes that will facilitate the manufacturing of our antibodies. For commercial production, we plan to either utilize our current facility, or expand our current manufacturing facility for larger scale production capacity. If our Avid subsidiary is sold, we anticipate being able to continue to use Avid's services under contract to meet our immediate manufacturing needs. Avid currently treats the Company's manufacturing projects similar to any other outside client project.

         RADIOLABELING. Once the Cotara(TM) and Oncolym(R) antibodies have been manufactured at Avid Bioservices, Inc., the antibodies are shipped to a third party facility for radiolabeling (the process of attaching the radioactive agent, I-131, to the antibody). From the radiolabeling facility, the radiolabeled Cotara(TM) and Oncolym(R) antibodies are shipped directly to the clinical sites for use in clinical trials.

         The Company is currently evaluating several other options for commercial radiolabeling, including the development of a product kit that will enable hospitals to combine the antibody and radioactive isotope locally at each site. Any commercial radiolabeling supply arrangement will require the investment of significant funds by the Company in order for a radiolabeling vendor to develop the expanded facilities necessary to support the Company's products. There can be no assurance that material produced by this radiolabeling facility will be suitable for human use in clinical trials or that commercial supply will be available to meet the demand for radiolabeled product. In addition, we have been working with Paul Scherer Institut in Switzerland on the process development and formulation work for the Cotara(TM) and Oncolym(R) radiolabeled products currently under clinical development. The Company will continue with its research in radiolabeling scale-up, but believes this research will be eventually supported by a potential licensing or marketing partner for Cotara(TM).

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

                                  OUR EMPLOYEES
                                  -------------

         As of June 30, 2003, the Company employed 52 full-time employees and 4 part-time employees, which included 45 technical and support employees who carry out the research, product development and clinical trials of the Company and 11 administrative employees including the President and CEO. The Company treats its subsidiary, Avid Bioservices, Inc. as a separate operating entity. As such, 38 of the Company's employees work exclusively for Avid, 8 employees work exclusively for Peregrine, and 10 employees hold positions at both companies. If our Avid Bioservices subsidiary is sold, we currently anticipate 12 employees will remain with Peregrine and contract manufacturing services for Peregrine will be contracted out to Avid. The Company believes its relationships with its employees are good. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

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

NECROSIS OR NECROTIC - The death and degradation of cells within a tissue.

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

SOLID TUMORS - Cancer cells which grow as a solid mass.

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

                   RISK FACTORS AND FORWARD-LOOKING STATEMENTS

         The following discussion outlines certain factors that could affect the Company's financial statements for fiscal 2004 and beyond and could cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company experienced a net loss of $11,559,000 during the year ended April 30, 2003, and had an accumulated deficit of approximately $140,006,000 at April 30, 2003. Further, at June 30, 2003, we had a cash balance of approximately $7.8 million, which would enable us to meet our obligations on a timely basis only through at least the third quarter of fiscal year 2004 assuming (i) we entered into no additional financing arrangements (ii) we do not enter into any licensing arrangements for our other product candidates and (iii) we do not generate any other revenue from Avid except for amounts committed to under existing signed contracts. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

IF WE CANNOT OBTAIN ADDITIONAL FUNDING, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED.

         At June 30, 2003, we had approximately $7.8 million in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from our contract manufacturing services provided by our subsidiary Avid Bioservices, Inc. and/or from the sale and/or licensing of our products under development. While we expect Avid Bioservices, Inc. to generate revenues during the foreseeable future, we expect our monthly negative cash flow to continue for the foreseeable future, due to our anticipated clinical trial activities using Cotara(TM), our anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and expansion of our manufacturing capabilities. We believe we have sufficient cash on hand to meet our obligations on a timely basis through at least the third quarter of fiscal year 2004 assuming (i) we entered into no additional financing arrangements (ii) we do not enter into any licensing arrangements for our other product candidates and (iii) we do not generate any other revenue from Avid except for amounts committed to under existing signed contracts.

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

WE HAVE HAD SIGNIFICANT LOSSES AND WE ANTICIPATE FUTURE LOSSES.

         All of our products are currently in development, pre-clinical studies or clinical trials, and no sales have been generated from commercial product sales. We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred during the past three fiscal years:
                                                              Net Loss
                                                            -----------
           Fiscal Year 2003                                 $11,559,000
           Fiscal Year 2002                                 $11,718,000
           Fiscal Year 2001                                 $ 9,535,000

         As of April 30, 2003, we had an accumulated deficit of $140,006,000. While we expect to generate revenues from our contract manufacturing services to be provided by Avid, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials, contract manufacturing and contract isotope combination services are very expensive and the time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate product revenues for at least the next 2 years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

OUR PRODUCT DEVELOPMENT EFFORTS MAY NOT BE SUCCESSFUL.

         Since inception, we have been engaged in the development of drugs and related therapies for the treatment of people with cancer. Our product candidates have not received regulatory approval and are generally in clinical and pre-clinical stages of development. If the results from any of the clinical trials are poor, those results may adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress through clinical trials or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, the eligibility criteria for the study, and the availability of insurance coverage. In addition, because our product currently in clinical trials represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll in our clinical study. These factors contributed to slower than planned patient enrollment in our Phase II clinical study using Cotara(TM) for the treatment of brain cancer.

IF WE CANNOT LICENSE OR SELL OUR COTARA(TM) AND ONCOLYM(R) PRODUCTS, THOSE PRODUCTS MAY NEVER BE FURTHER DEVELOPED.

         Currently, we are focused on developing our VEA and VTA product candidates for initial clinical studies while we seek a licensing partner our Cotara(TM) and Oncolym(R) technologies. If we are unable to enter into an agreement for the Cotara(TM) and Oncolym(R) technologies, we may have to discontinue any further development of these more advanced technologies. Both Cotara(TM) and Oncolym(R) are at the stage in development where substantial financial resources are needed to complete clinical studies necessary for potential product approval. We do not currently have the financial resources internally to complete such clinical studies. If licensing partners are not found for these two technologies, we will not be able to advance these projects past their current state of development. Although we believe we will be successful in licensing or selling these technologies, there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based anti-cancer drug. To date, we have not entered into a definitive licensing agreement or letter of intent for either of these technologies. If we are not successful in licensing either of our technologies, we may explore the possibility of a spin-off of the technology into a separate entity whereby the Company will contribute the technology and the other entity will fund future clinical development in exchange for a percentage ownership of the new entity. We cannot assure you that we will be able to find a suitable licensing partner for these technologies. Furthermore, we cannot assure you that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

OUR DEPENDENCY ON ONE RADIOLABELING SUPPLIER MAY NEGATIVELY IMPACT OUR ABILITY TO COMPLETE CLINICAL TRIALS AND MARKET OUR PRODUCTS.

         We have procured our antibody radioactive isotope combination services ("radiolabeling") with Iso-tex Diagnostics, Inc. for all clinical trials. If this supplier is unable to continue to qualify its facility or label and supply our antibody in a timely manner, our current clinical trial or potential licensing partner clinical trials using radiolabeling technology could be adversely affected and delayed. While there are other suppliers for radioactive isotope combination services, our clinical trial would be delayed for up to 12 to 18 months because it would take that amount of time to certify a new facility under current Good Manufacturing Practices and qualify the product, plus we would incur significant costs to transfer our technology to another vendor. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services. An antibody that has been combined with a radioactive isotope, such as I-131, cannot be stockpiled against future shortages because it must be used within one week of being radiolabeled to be effective. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials conducted by us or a potential licensing partner.

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

         In addition, the contract manufacturing services that we offer through Avid expose us to an inherent risk of liability as the antibodies or other substances manufactured by Avid, at the request and to the specifications of our customers, could possibly cause adverse effects or have product defects. We obtain agreements from our customers indemnifying and defending us from any potential liability arising from such risk. There can be no assurance that such indemnification agreements will adequately protect us against potential claims relating to such contract manufacturing services or protect us from being named in a possible lawsuit. Although Avid has procured insurance coverage, there is no guarantee that we will be able to maintain our existing coverage or obtain additional coverage on commercially reasonable terms, or at all, or that such insurance will provide adequate coverage against all potential claims to which we might be exposed. A successful partially or completely uninsured claim against Avid would have a material adverse effect on our consolidated operations.

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

         On June 12, 2003, we regained full compliance with the Nasdaq SmallCap listing requirements as a result of the closing bid price of our common stock having been at or above the minimum bid requirement of $1.00 per share for at least 10 consecutive trading days.

         During the majority of fiscal year 2003, we were not in compliance with the minimum bid price rules and we were afforded two consecutive grace periods of 180-days to regain compliance with the minimum bid price requirement of $1.00 under the temporary pilot program initiated by the Nasdaq Stock Market. Under the Nasdaq Stock Market pilot program, if we can demonstrate either net income of at least $750,000 in either our latest fiscal year or in two of our last three fiscal years, stockholders' equity of $5 million or a market capitalization of at least $50 million, we will be given 180-day grace period to regain compliance with the $1.00 minimum bid price requirement, subject to review every six months.

         We cannot guarantee that we will be able to maintain the minimum bid price requirement or maintain any of the other requirements in the future. If we fail to meet any of the Nasdaq SmallCap Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

         If our common stock is delisted, we would apply to have our common stock quoted on the over-the-counter electronic bulletin board. Upon being delisted, however, our common stock will become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National or SmallCap Market, that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

THE SALE OF SUBSTANTIAL SHARES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         As of June 30, 2003, we had approximately 128,775,000 shares of common stock outstanding, and the last reported sales price of our common stock was $1.45 per share. We could also issue up to 27,567,000 additional shares of common stock upon the exercise of outstanding options and warrants and upon the conversion of convertible debt as follows:

                                                     NUMBER OF           WEIGHTED AVERAGE PER
                                                       SHARES           SHARE EXERCISE PRICE OR
DESCRIPTION OF INSTRUMENT                           OUTSTANDING            CONVERSION PRICE
---------------------------------------------    -------------------    ------------------------
Common shares issuable upon exercise of
  outstanding stock options                           9,846,000                 $1.15
Common shares issuable upon exercise of
  outstanding warrants                               16,897,000                 $1.56
Shares issuable upon conversion of
  convertible debt                                      824,000                 $0.85
                                                 -------------------    ------------------------

                  Total                              27,567,000                 $1.39
                                                 ===================    ========================

         Of the total warrants and options outstanding as of June 30, 2003, approximately 18,436,000 option and warrants would be considered dilutive to shareholders because we would receive an amount per share which is less than the current market price of our common stock.

OUR HIGHLY VOLATILE STOCK PRICE AND TRADING VOLUME MAY ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK.

         The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile. The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three years ended April 30, 2003:

                                                       COMMON STOCK             COMMON STOCK DAILY TRADING
                                                       SALES PRICE                        VOLUME
                                                                                      (000'S OMITTED)
                                                ---------------------------    ------------------------------
                                                    HIGH            LOW            HIGH             LOW
                                                -------------    ----------    -------------    -------------
    FISCAL YEAR 2003
    Quarter Ended April 30, 2003                $0.85            $0.44                3,239           94
    Quarter Ended January 31, 2003              $1.20            $0.50                3,619           59
    Quarter Ended October 31, 2002              $0.93            $0.35                1,696          104
    Quarter Ended July 31, 2002                 $2.29            $0.66                1,686          113
    FISCAL YEAR 2002
    Quarter Ended April 30, 2002                $2.90            $1.50                  751          135
    Quarter Ended January 31, 2002              $4.00            $1.32                3,525           73
    Quarter Ended October 31, 2001              $2.23            $0.81                4,265          117
    Quarter Ended July 31, 2001                 $3.50            $1.21                2,127          127
    FISCAL YEAR 2001
    Quarter Ended April 30, 2001                $2.00            $1.06                  705           91
    Quarter Ended January 31, 2001              $2.88            $0.38                2,380          191
    Quarter Ended October 31, 2000              $3.84            $1.94                3,387          200
    Quarter Ended July 31, 2000                 $4.75            $2.50                3,742          391

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

----------------------------- --------------- ---------------- ----------------------- ------------------
                                                                MOST RECENT REPORTED
                                  CANCER        PRODUCT          CASH & INVESTMENTS       PEREGRINE'S
   COMPETITOR'S NAME            INDICATION       STATUS               BALANCE           PRODUCT STATUS
----------------------------- --------------- ---------------- ----------------------- ------------------
Neurocrine Biosciences            Brain          Phase II         $    308,239,000             *
NeoPharm                          Brain         Phase I/II        $     80,594,000             *
Genentech                       Colorectal       Phase III        $  1,215,853,000             *
Celgene Corporation             Colorectal       Phase III        $    257,030,000             *
Idec Pharmaceuticals             Lymphoma        Approved         $    859,982,000             *
Corixa Corporation               Lymphoma        Approved         $     61,497,000             *

______________

* DURING FEBRUARY 2003, WE RECEIVED PROTOCOL APPROVAL FROM THE U.S. FOOD AND DRUG ADMINISTRATION ("FDA") TO INITIATE OUR REGISTRATION CLINICAL STUDY USING COTARA(TM) FOR THE TREATMENT OF BRAIN CANCER. WE DO NOT ANTICIPATE TREATING ANY ADDITIONAL PATIENTS IN EITHER THE CURRENT PHASE II BRAIN CANCER CLINICAL STUDY OR UNDER THE APPROVED REGISTRATION CLINICAL STUDY WHILE WE ACTIVELY SEEK A LICENSING PARTNER FOR THE COTARA(TM) PROGRAM. IN ADDITION, DURING FISCAL YEAR 2002, WE SUSPENDED PATIENT ENROLLMENT UNDER THE ONCOLYM(R) STUDY AND WE ARE CURRENTLY IN THE PROCESS OF CLOSING THE CURRENT PHASE I/II CLINICAL TRIAL WHILE WE ACTIVELY SEEK TO LICENSE OR PARTNER THE ONCOLYM(R) PRODUCT.

         The above information was gathered from the most recent filings with the Securities and Exchange Commission for the above companies. We do not vouch for the accuracy of the above information, nor do we intend to incorporate by reference its contents.

IF WE LOSE QUALIFIED MANAGEMENT AND SCIENTIFIC PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN SUCH PERSONNEL, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP OUR PRODUCTS OR WE MAY BE SIGNIFICANTLY DELAYED IN DEVELOPING OUR PRODUCTS.

          Our success is dependent, in part, upon a limited number of key executive officers, each of whom is an at-will employee, and our scientific researchers. For example, because of his extensive understanding of our technologies and product development programs, the loss of Mr. Steven King, our President and Chief Executive Officer, would adversely affect our development efforts and clinical trial programs during the 6 to 12 month period we estimate it would take to find and train a qualified replacement.

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

ITEM 2. PROPERTIES
        ----------

         The Company's corporate, research and development, and clinical trial operations are located in two Company-leased office and laboratory buildings with aggregate square footage of approximately 47,770 feet. The facilities are adjacent to one another and are located at 14272 and 14282 Franklin Avenue, Tustin, California 92780-7017. The Company currently makes combined monthly lease payments of approximately $60,000 for these facilities with a 3.35% rental increase every two years, with the next rental increase scheduled for December 2004. The lease, which commenced in December 1998, has an initial twelve-year term with two five-year term extensions. The Company believes its facilities are adequate for its current needs and that suitable additional substitute space would be available if needed.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

         There were no pending legal proceedings outstanding as of April 30, 2003.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the quarter ended April 30, 2003.


                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
        -----------------------------------------------------------------------

         (a) MARKET INFORMATION. The Company is listed on the SmallCap market of the Nasdaq Stock Market under the trading symbol "PPHM". The following table shows the high and low sales price of the Company's common stock for each quarter in the two years ended April 30, 2003:

                                                      COMMON STOCK SALES PRICE
                                                        HIGH             LOW
                                                     -----------     ----------
        FISCAL YEAR 2003
        ----------------
        Quarter Ended April 30, 2003                    $0.85           $0.44
        Quarter Ended January 31, 2003                  $1.20           $0.50
        Quarter Ended October 31, 2002                  $0.93           $0.35
        Quarter Ended July 31, 2002                     $2.29           $0.66

        FISCAL YEAR 2002
        ----------------
        Quarter Ended April 30, 2002                    $2.90           $1.50
        Quarter Ended January 31, 2002                  $4.00           $1.32
        Quarter Ended October 31, 2001                  $2.23           $0.81
        Quarter Ended July 31, 2001                     $3.50           $1.21

         (b) HOLDERS. As of June 30, 2003, the number of shareholders of record of the Company's common stock was 5,827.

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

         (d) RECENT SALES OF UNREGISTERED SECURITIES. Not applicable.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

         The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2003. These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2003, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                             FIVE YEARS ENDED APRIL 30,
--------------------------------------------------------------------------------------------------------------------

                                      2003              2002             2001             2000             1999
                                  --------------   --------------   --------------   --------------   --------------
Revenues ......................   $   3,921,000    $   3,766,000    $     979,000    $      50,000    $          --

Net loss ......................   $ (11,559,000)   $ (11,718,000)   $  (9,535,000)   $ (14,514,000)   $ (19,493,000)

Net loss attributable to
common shareholders ...........   $ (11,559,000)   $ (11,718,000)   $  (9,535,000)   $ (14,516,000)   $ (20,039,000)

Basic and diluted loss
per share .....................   $       (0.10)   $       (0.11)   $       (0.10)   $       (0.18)   $       (0.30)

Weighted average number
of shares of common stock
outstanding ...................     116,468,353      104,540,204       95,212,423       81,195,049       66,146,628


                                           CONSOLIDATED BALANCE SHEET DATA
                                                   AS OF APRIL 30,
---------------------------------------------------------------------------------------------------------------------

                                      2003              2002             2001             2000             1999
                                  --------------   --------------   --------------   --------------   --------------

Cash and cash equivalents .....   $   3,137,000    $   6,072,000    $   6,327,000    $   4,131,000    $   2,385,000

Working capital (deficit) .....   $   1,949,000    $   4,007,000    $   1,446,000    $  (3,668,000)   $  (2,791,000)

Total Assets ..................   $   5,399,000    $   7,866,000    $   7,900,000    $   5,953,000    $   7,370,000

Long-term debt ................   $     760,000    $          --    $       2,000    $      89,000    $   3,498,000

Accumulated deficit ...........   $(140,006,000)   $(128,447,000)   $(116,729,000)   $(107,194,000)   $ (92,678,000)

Stockholders' equity (deficit).   $   2,131,000    $   5,083,000    $   2,686,000    $  (2,721,000)   $  (2,133,000)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

         The following discussion is included to describe the Company's financial position and results of operations for each of the three years in the period ended April 30, 2003. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

         Peregrine's main focus is on the development of its collateral targeting agent technologies. Collateral targeting agents typically use antibodies that bind to or target components found in or on most solid tumors. An antibody is a molecule that humans and other animals create in response to disease. In pre-clinical and/or clinical studies, these collateral targeting antibodies are capable of targeting and delivering therapeutic killing agents that kill cancerous tumor cells. We currently have exclusive rights to over 80 issued U.S. and foreign patents protecting various aspects of our technology and have additional pending patent applications that we believe will further strengthen our patent position. Our three collateral targeting technologies are known as Tumor Necrosis Therapy ("TNT"), Vascular Targeting Agents ("VTA's") and Vasopermeation Enhancement Agents ("VEA's"). Our VTA and VEA technologies are currently in preclinical development. Our first TNT-based product, Cotara(TM), is currently in a Phase I clinical study at StanfoRd University Medical Center for the treatment of colorectal, pancreatic and soft-tissue sarcoma cancers. In addition, during February 2003, we received protocol approval from the U.S. Food and Drug Administration ("FDA") to initiate a registration clinical study using Cotara(TM) for the treatment of brain cancer. We do not anticipate treating any additional patients In either the Phase II brain cancer clinical study or under the approved registration clinical study protocol while we actively seek a licensing partner for the Cotara(TM) program.

         In addition to collateral targeting agents, we have a direct tumor-targeting antibody, Oncolym(R), for the treatmenT of Non-Hodgkins B-cell Lymphoma. During fiscal year 2002, we suspended patient enrollment for this study and we are currently in the process of closing the current Phase I/II clinical trial while we actively seek to license or partner the Oncolym(R) product. We currently do not anticipate continuing with clinical studies without a licensing or developmenT partner for this technology.

         Avid's main focus is to provide an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for third party customers.

        CRITICAL ACCOUNTING POLICIES.
        -----------------------------

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the periods presented. We explain these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These accounting estimates are based on current information, historical experience and on other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Therefore, on an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for our receivables.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         REVENUE RECOGNITION. We currently derive revenues primarily from licensing agreements associated with Peregrine's technologies under development and from contract manufacturing services provided by Avid.

         We recognize revenues pursuant to Staff Accounting Bulletin No. 101 ("SAB No. 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

         Revenues associated with licensing agreements primarily consist of nonrefundable up-front license fees and milestones payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Milestone payments are generally recognized as revenue upon completion of the milestone assuming there are no other continuing obligations. Nonrefundable up-front license fees, whereby we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue and generally recognized as revenue over the term of the performance obligation or relevant agreement. Under some license agreements, the obligation period may not be contractually defined. Under these circumstances, we must exercise judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license.

         Contract manufacturing revenues are generally recognized once the service has been provided and/or upon shipment of the product to the customer. We also record a provision for estimated contract losses, if any, in the period in which they are determined.

         In July 2000, the Emerging Issues Task Force ("EITF") released Issue 99-19 ("EITF 99-19"), REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT. EITF 99-19 summarized the EITF's views on when revenue should be recorded at the gross amount billed to a customer because it has earned revenue from the sale of goods or services, or the net amount retained (the amount billed to the customer less the amount paid to a supplier) because it has earned a fee or commission. In addition, the EITF released Issue 00-10 ("EITF 00-10"), ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, and Issue 01-14 ("EITF 01-14"), INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSES INCURRED. EITF 00-10 summarized the EITF's views on how the seller of goods should classify in the income statement amounts billed to a customer for shipping and handling and the costs associated with shipping and handling. EITF 01-14 summarized the EITF's views on when the reimbursement of out-of-pocket expenses should be characterized as revenue or as a reduction of expenses incurred. Our revenue recognition policies are in compliance with EITF 99-19, EITF 00-10 and EITF 01-14 whereby we record revenue for the gross amount billed to customers (the cost of raw materials, supplies, and shipping, plus the related handling mark-up fee) and record the cost of the amounts billed as cost of sales as we act as a principal in these transactions.

         ALLOWANCE FOR DOUBTFUL RECEIVABLES. We continually monitor our allowance for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.

        RESULTS OF OPERATIONS.
        ----------------------

         YEAR ENDED APRIL 30, 2003 COMPARED TO THE YEAR ENDED APRIL 30, 2002

NET LOSS:
---------
                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2003              2002           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         NET LOSS               ($11,559)          ($11,718)        ($ 159)

         The decrease in our reported net loss of $159,000 for the year ended April 30, 2003 compared to the same period in the prior year is due to an increase in total revenues of $155,000 combined with a decrease in total cost and expenses of $1,393,000. These amounts were offset by a $221,000 decrease in interest and other income and a $1,168,000 increase in interest and other expense.

TOTAL REVENUES:
---------------
                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2003              2002           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         TOTAL REVENUES           $ 3,921          $ 3,766            $ 155

         The increase in total revenues of $155,000 during the year ended April 30, 2003 compared to the prior year is due to a $3,300,000 increase in contract manufacturing revenue offset by a $3,145,000 decrease in license revenue.

CONTRACT MANUFACTURING REVENUE:
-------------------------------
                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2003              2002           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         CONTRACT MANUFACTURING
           REVENUE               $ 3,346            $ 46             $ 3,300

         The increase in contract manufacturing revenue of $3,300,000 during the year ended April 30, 2003 compared to the prior year is due to services provided by our wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid"). We announced the formation and start-up of Avid in January 2002 and our initial two contracts were signed in March 2002. Therefore, minimal revenues were generated during the prior fiscal year. During our first full year of operations, Avid completed its initial contracts and delivered clinical product to its two primary customers. Due to the nature of the business and the concentration of risk associated with a few customers and the complexity of the services, we cannot predict with any certainty the amount of revenues to be generated during fiscal year 2004. In addition, Avid currently has numerous outstanding project proposals with various potential customers, however, we cannot estimate nor can we determine the likelihood that we will be successful in entering into any additional definitive project proposals during the next fiscal year.

LICENSE REVENUE:
                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2003              2002           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         LICENSE REVENUE         $ 575            $ 3,720          ($ 3,145)

         The decrease in license revenue of $3,145,000 during the year ended April 30, 2003 compared to the prior year is primarily due to the recognition of a $3,000,000 up-front license fee during the prior fiscal year when we assumed the Oncolym(R) licensing rights from Schering A.G. and met all obligations under the agreement. Although we are in pre-contracT licensing discussions with various third parties for our technologies under development, we cannot estimate nor can we determine the likelihood that we will be successful in entering into any additional definitive license agreements during the next fiscal year.

TOTAL COST AND EXPENSES:
------------------------
                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2003              2002           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         TOTAL COST AND
           EXPENSES              $14,591           $15,984          ($ 1,393)

         The decrease in total cost and expenses of $1,393,000 during the year ended April 30, 2003 compared to the prior year is due to a $2,750,000 decrease in research and development expenses and a $2,000,000 decrease in purchased in-process research and development expense, offset by a $2,848,000 increase in cost of contract manufacturing and a $509,000 increase in selling, general and administrative expenses.

COST OF CONTRACT MANUFACTURING:
-------------------------------
                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2003              2002           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         COST OF CONTRACT
            MANUFACTURING        $ 2,860             $ 12             $ 2,848

         The increase in cost of contract manufacturing of $2,848,000 during the year ended April 30, 2003 compared to the prior year is primarily due to the increase in contract manufacturing revenue and the additional personnel costs required to operate a current Good Manufacturing Practices ("cGMP") facility.

RESEARCH AND DEVELOPMENT:
-------------------------
                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2003              2002           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         RESEARCH AND
           DEVELOPMENT          $ 8,744           $11,494          ($ 2,750)

         Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of the Company's technologies under development, (iii) the costs to manufacture the product candidates, including raw materials and supplies (iv) expenses for research and services rendered under outside contracts, including sponsored research funding, and (v) facility expenses.

         The decrease in research and development expenses of $2,750,000 during the year ended April 30, 2003 compared to the same period in the prior year is primarily due to a decrease in clinical trial program expenses, the allocation of labor and overhead expenses to cost of contract manufacturing and inventories in relation to contract manufacturing services provided by Avid to outside customers, and a reduction of stock-based compensation expense. The reduction in clinical trial costs is primarily due to suspending all clinical trial patient enrollment, other than our ongoing trial at Stanford University Medical Center, in order to focus our efforts on licensing our technologies. These decreases in clinical trial program expenses were offset by an increase in expenses incurred in the first quarter of fiscal year 2003 associated with seeking protocol approval from the Food and Drug Administration and start-up activities primarily related to a European investigator meeting held to support a previously planned registration clinical trial for the treatment of brain cancer using Cotara(TM). The decrease in stock-based compensation expense is associated with the fair value of optioNs granted to non-employee consultants performing research and development activities that were fully amortized in the prior year period. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period. The above decreases in research and development expenses were offset by an increase in manufacturing expenses. The increase in manufacturing expenses is primarily due to the increase in our supply of Cotara(TM) during the first quarter of fiscal year 2003 for use in the planned registration clinical trial for tHe treatment of brain cancer, for which we are now seeking a licensing partner. In addition, in order to operate a cGMP facility, we have incurred an increase in salary expense due to increased headcount, combined with an increase in facility expenses as a cGMP facility requires highly specialized personnel and equipment that must be maintained on a continual basis.

             The following represents the research and development expenses ("R&D Expenses") we have incurred by each major platform technology under development:

                                       R&D EXPENSES-        R&D EXPENSES-
     PLATFORM TECHNOLOGY                YEAR ENDED         FIVE YEARS ENDED
      UNDER DEVELOPMENT               APRIL 30, 2003        APRIL 30, 2003
  -------------------------------    -----------------     ------------------
  TNT development (Cotara(TM))         $  4,913,000         $  23,283,000
  VEA development                         1,187,000             3,610,000
  VTA development                         2,325,000             5,334,000
  LYM development (Oncolym(R))              319,000            13,198,000

                                     -----------------     ------------------
  Total research and development       $  8,744,000         $  45,425,000
                                     =================     ==================

         From inception of the Company through April 30, 1998, we have expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between the research and development of Cotara(TM) aNd Oncolym(R). In addition to the above costs, we have expensed an aggregate amount of $32,004,000 for the acquisition of our TNT and VTA technologies, which were acquired during fiscal years 1995 and 1997, respectively.

         Looking beyond the current fiscal year, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

         o The uncertainty of our capital resources to fund research, development and clinical studies beyond the third quarter of fiscal year 2004;
         o The uncertainty of future costs associated with our pre-clinical candidates, Vasopermeation Enhancement Agents, and Vascular Targeting Agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development;
         o    The uncertainty of future clinical trial results;
         o The uncertainty of the number of patients to be treated in any clinical trial;
         o The uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;
         o The uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates.
         o The uncertainty of terms related to potential future partnering or licensing arrangements; and
         o The uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

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

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT:
----------------------------------------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2003              2002           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)

         PURCHASED IN-PROCESS
           RESEARCH AND
           DEVELOPMENT             $ --            $ 2,000         ($ 2,000)

         The decrease in purchased in-process research and development expense of $2,000,000 during the year ended April 30, 2003 compared to the prior year is due to a charge in the prior fiscal year of $2,000,000 related to the dissolution of the joint venture with Oxigene, Inc. whereby we re-acquired all rights to our Vascular Targeting Agent platform technology for a cash fee of $2,000,000.

SELLING, GENERAL AND ADMINISTRATIVE:
------------------------------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2003              2002           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         SELLING, GENERAL AND
           ADMINISTRATIVE        $ 2,987           $ 2,478            $ 509

         The increase in selling, general and administrative expenses of $509,000 during the year ended April 30, 2003 compared to the prior year is primarily related to increased business development activities associated with the formation and start-up of Avid combined with our efforts to license our technologies under development.

INTEREST AND OTHER INCOME:
--------------------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2003              2002           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         INTEREST AND OTHER
           INCOME                 $ 291             $ 512            ($ 221)

         The decrease in interest and other income of $221,000 during the year ended April 30, 2003 compared to the prior year is primarily due to a decrease in interest income as a result of a lower average cash balance on hand and lower prevailing interest rates during the current fiscal year compared to the prior fiscal year.

INTEREST AND OTHER EXPENSE:
---------------------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2003              2002           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         INTEREST AND OTHER
          EXPENSE                $ 1,180             $ 12             $ 1,168

         The increase in interest and other expense of $1,168,000 during the year ended April 30, 2003 compared to the prior year is primarily due to an increase in interest expense associated with the issuance of $3,750,000 in convertible debt during August 2002 combined with an increase in non-cash interest expense of $1,017,000 resulting from the amortization of the convertible debt discount associated with the fair value of detachable warrants and intrinsic value of the embedded conversion feature combined with the amortization of related debt issuance costs.


       YEAR ENDED APRIL 30, 2002 COMPARED TO THE YEAR ENDED APRIL 30, 2001

NET LOSS:
---------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2002              2001           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         NET LOSS                ($11,718)        ($ 9,535)          $ 2,183

         The increase in our reported net loss of $2,183 for the year ended April 30, 2002 compared to the prior year is due to an increase in total cost and expenses of $4,792,000 and a decrease in interest and other income of $409,000. Such amounts were offset by a decrease in interest and other expense of $231,000 combined with a $2,787,000 increase in total revenues.

TOTAL REVENUES:
---------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2002              2001           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         TOTAL REVENUES          $ 3,766            $ 979            $ 2,787

         The increase in total revenues of $2,787,000 during the year ended April 30, 2002 compared to the prior year is due to a $46,000 increase in contract manufacturing revenue combined with a $2,741,000 increase in license revenue.

CONTRACT MANUFACTURING REVENUE:
-------------------------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2002              2001           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
          CONTRACT MANUFACTURING
            REVENUE               $ 46               $ --              $ 46

          The increase in contract manufacturing revenue of $46,000 during the year ended April 30, 2002 compared to the prior year is due to services provided by Avid. We announced the formation and start-up of Avid in January 2002 and therefore, minimal revenues were generated during fiscal year 2002.

LICENSE REVENUE:
----------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2002              2001           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         LICENSE REVENUE         $ 3,720            $ 979            $ 2,741

         The increase in license revenue of $2,741,000 during the year ended April 30, 2002 compared to the prior year is primarily due to the recognition of a $3,000,000 up-front licensing payment received from Schering A.G. in March 1999. During June 2001, we recognized deferred license revenue of $3,000,000 when we assumed the Oncolym(R) licensing rights froM Schering A.G. and met all obligations under the agreement.

TOTAL COST AND EXPENSES:
------------------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2002              2001           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         TOTAL COST AND
           EXPENSES              $15,984           $11,192           $ 4,792

         The increase in total cost and expenses of $4,792,000 during the year ended April 30, 2002 compared to the prior year is due to a $12,000 increase in cost of contract manufacturing, a $3,745,000 increase in research and development expenses and a $2,000,000 increase in purchased in-process research and development expense, offset by a $965,000 decrease in selling, general and administrative expenses.

COST OF CONTRACT MANUFACTURING:
-------------------------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2002              2001           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         COST OF CONTRACT
           MANUFACTURING          $ 12              $  --              $ 12

         The increase in cost of contract manufacturing of $12,000 during the year ended April 30, 2002 compared to the prior year is due to the commencement of Avid's operations in January 2002 and the increase in related revenues.

RESEARCH AND DEVELOPMENT:
-------------------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2002              2001           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         RESEARCH AND DEVELOPMENT
           EXPENSES              $11,494           $ 7,749            $ 3,745

         The increase in research and development expenses of $3,745,000 during the year ended April 30, 2002 compared to the same period in the prior year is primarily due to an increase in clinical trial program expenses associated with the previously planned registration clinical trial for the treatment of brain cancer combined with an increase in enrollment for our various Phase I Cotara(TM) studies. These amounts were offset by a decrease in Oncolym(R) expenses which were allocated to us in the prior year by our former licensing partner, Schering A.G.

         In addition to increased clinical trial program costs, we have incurred an increase in expenses associated with our pre-clinical development of our two other platform technologies: Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"). We have increased our sponsored research funding with the University of Southern California and the University of Texas Southwestern Medical Center for the development of our VEA and VTA technologies, respectively, compared to the prior year. In addition, patent legal fees have increased in the fourth quarter of fiscal year 2002 after we reacquired our VTA rights from Oxigene, Inc., our former joint venture partner, on February 28, 2002.

         Moreover, we have incurred an increase in manufacturing expenses compared to the same period in the prior year as we are increasing our supply of Cotara(TM) for the planned product registration clinical trial for the treatment of braIn cancer in addition to preparing our facility for manufacturing biologics for other companies. In addition, in order to operate a cGMP facility, we have incurred an increase in salary and facility expenses as it requires highly specialized personnel and equipment that must be maintained on a continual basis.

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

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT:
----------------------------------------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2002              2001           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         PURCHASED IN-PROCESS
           RESEARCH AND
           DEVELOPMENT          $ 2,000              $ --             $ 2,000

         During February 2002, we entered into a Plan and Agreement of Liquidation with Oxigene, Inc., to dissolve the joint venture initiated in May 2000 to develop Vascular Targeting Agents. Under the terms of the Plan and Agreement of Liquidation, we paid Oxigene $2,000,000 in cash, which we charged to in-process research and development expense as the related technology has not reached technological feasibility. In exchange, we reacquired full rights and interest to the Vascular Targeting Agent technology we previously contributed to the joint venture.

SELLING, GENERAL AND ADMINISTRATIVE:
------------------------------------
                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2002              2001           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         SELLING, GENERAL AND
           ADMINISTRATIVE        $ 2,478           $ 3,443           ($ 965)

         The decrease in selling, general and administrative expenses of $965,000 during the year ended April 30, 2002 compared to the prior year resulted primarily from a decrease in stock-based compensation expense associated with the amortization of the fair value of warrants granted in prior years which were fully amortized as of April 30, 2001. In addition, the current fiscal year decrease in expense was supplemented by a decrease in severance expense due to a prior year expense of $250,000 regarding a global settlement with a former officer of the Company plus a decrease in related legal fees. The above decreases were offset by an increase in business development, salary and other general expenses associated with the formation of Avid, combined with an increase business development expenses associated with Peregrine's licensing activities.

INTEREST AND OTHER INCOME:
--------------------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2002              2001           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         INTEREST AND OTHER
            INCOME               $ 512              $ 921            ($ 409)

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

INTEREST AND OTHER EXPENSE:
---------------------------

                                             YEARS ENDED APRIL 30,
                              --------------------------------------------------
                                   2002              2001           $ CHANGE
                              -------------    ---------------    --------------
                                                (in thousands)
         INTEREST AND OTHER
          EXPENSE                 $ 12              $ 243            ($ 231)

         The decrease in interest and other expense of $231,000 during the year ended April 30, 2002 compared to the prior year resulted primarily from a decrease in interest expense associated with a $3,300,000 note payable to Biotechnology Development Ltd. ("BTD") associated with the acquisition of the Oncolym(R) rights in Europe, which was paid in full durinG fiscal year 2001. BTD is a limited partnership controlled by Mr. Edward J. Legere, our former President, Chief Executive Officer and a current member of the Board of Directors.

                         LIQUIDITY AND CAPITAL RESOURCES

         During June 2003, we entered into two separate financing transactions (as further explained in our notes to the consolidated financial statements contained herein) with several investors, whereby we issued approximately 4,012,000 shares of common stock and warrants to purchase up to approximately 150,000 shares of common stock, for aggregate gross proceeds of $3,915,000. In addition, during the two months ended June 30, 2003, we received aggregate gross proceeds of $2,207,000 upon the cash exercise of approximately 3,012,000 warrants.

         As of June 30, 2003, we had $7.8 million in cash and cash equivalents. We have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated from Avid. During fiscal year 2003, we supported our cash used in operations of $10,305,000 primarily through the sale of our common stock and issuance of convertible debt. During August 2002, we entered into two financing transactions (as further explained in our notes to the consolidated financial statements contained herein) with eight investors, whereby we issued convertible debentures which are due in three years for an aggregate amount of $3,750,000, sold approximately 8,121,000 shares of common stock and issued warrants to purchase up to approximately 9,400,000 shares of common stock, for aggregate gross proceeds of $9,000,000.

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

         Revenues earned by Avid during the year ended April 30, 2003 amounted to $3,346,000. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover consolidated cash flows used in operations. As such, we will continue to need to raise additional capital to provide for our operations, including the anticipated development and clinical trial costs of Cotara(TM), the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and VasculAr Targeting Agents ("VTA's"), and the potential expansion of Avid's manufacturing capabilities.

         Assuming we do not raise any additional capital from financing activities or from the sale or licensing of our technologies, and further assuming that Avid does not generate any additional revenues beyond our current active contracts, we believe we have sufficient cash on hand to meet our obligations on a timely basis through at least the third quarter of fiscal year 2004.

         In addition to equity financing, we are actively exploring various other sources of cash by leveraging our many assets. The transactions being explored include licensing, partnering or the sale of Cotara(TM) and Oncolym(R), divesting all radiopharmaceutical based technologies, including Oncolym(R), Cotara(TM), and radiopharmaceutical uses of our VTA's, and licensing or partnering our various VEA and VTA based technology uses.

        In addition to licensing, partnering or the divestiture of some of our technologies to raise capital, we are also exploring a possible strategic transaction related to our subsidiary, Avid Bioservices, Inc. In this regard, we have begun to explore the possibility to partner or a complete sale of Avid as a means of raising additional capital.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at April 30, 2003, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
        ------------------------------------------

         Reference is made to the financial statements included in this Report at pages F-1 through F-33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
        ---------------------------------------------------------------

         Not applicable.


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2003 Annual Shareholders' Meeting.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2003 Annual Shareholders' Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2003 Annual Shareholder's Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         During September 1995, we entered into an agreement with Cancer Therapeutics, Inc. whereby we granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the Peoples Republic of China for a period of 10 years, subject to the major pharmaceutical company obtaining product approval within 36 months. In exchange for this right, the major pharmaceutical company would be required to fund not less than $3,000,000 for research and development expenses of Cancer Therapeutics related to TNT and we would retain exclusive rights to all research, product development and data outside of the Peoples Republic of China. The technology was then sublicensed to Brilliance Shanghai Pharmaceuticals, Inc. ("Brilliance"). In addition, we are entitled to receive 50% of all revenues received by Cancer Therapeutics with respect to its sublicensing of TNT to Brilliance. During March 2001, we extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. Dr. Clive Taylor, a member of our Board of Directors, owns 26% of Cancer Therapeutics and is an officer and director of Cancer Therapeutics. Dr. Taylor has abstained from voting at meetings of our board of directors on any matters relating to Cancer Therapeutics or Brilliance. Through fiscal year ended April 30, 2003, Cancer Therapeutics has not derived any revenues from its agreement with Brilliance.

         Under the November Shelf, during November 2001, we received $5,750,000 under a Common Stock Purchase Agreement in exchange for 5,750,000 shares of our common stock and warrants to purchase up to 1,725,000 shares of common stock at an exercise price of $1.00 per share. The warrants can be exercised on a cash basis only. Mr. Eric Swartz, a Director of the Company, invested $500,000 of the total amount in exchange for 500,000 shares of our common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $1.00.

Subsequent to the sale, we were informed by The Nasdaq Stock Market that the sale of shares to a director of the Company at a discount to the market price of our common stock required shareholder approval in order for us to be in compliance with Nasdaq Market Rule 4350. On October 22, 2002, our prior sale of common stock to Mr. Eric Swartz did not receive shareholder approval due to insufficient shareholder votes. As such, we were required to rescind the transaction and to return the sum of $500,000 to Mr. Swartz in exchange for the 500,000 shares of common stock and the cancellation of a warrant to purchase up to 150,000 shares of common stock. During December 2002, we paid Mr. Swartz $508,000, which included interest from the date of the investment to the date the funds were returned to Mr. Swartz calculated at our money market rates.

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

         An evaluation has been performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2003. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2003.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)      (1)      Consolidated Financial Statements
                  ---------------------------------

         The financial statements and schedules listed below are filed as part of this Report:

                                                                            Page
                                                                            ----

             Report of Independent Auditors                                 F-1

             Consolidated Balance Sheets as of                              F-2
             April 30, 2003 and 2002

             Consolidated Statements of Operations                          F-4
             for each of the three years in the period ended April 30, 2003

             Consolidated Statements of Stockholders'                       F-5
             Equity (Deficit) for each of the three
             years in the period ended April 30, 2003

             Consolidated Statements of Cash Flows                          F-6
             for each of the three years in the period ended April 30, 2003

             Notes to Consolidated Financial Statements                     F-8

         (2)      Financial Statement Schedules
                  -----------------------------

                  II       Valuation and Qualifying Accounts                F-33


       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

EXHIBIT
 NUMBER                             DESCRIPTION
-------     --------------------------------------------------------------------

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

EXHIBIT
 NUMBER                             DESCRIPTION
-------     --------------------------------------------------------------------

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

EXHIBIT
 NUMBER                             DESCRIPTION
-------     --------------------------------------------------------------------

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

EXHIBIT
 NUMBER                             DESCRIPTION
-------     --------------------------------------------------------------------

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

EXHIBIT
 NUMBER                             DESCRIPTION
-------     --------------------------------------------------------------------

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

EXHIBIT
 NUMBER                             DESCRIPTION
-------     --------------------------------------------------------------------

  10.75 Common Stock Purchase Agreement to purchase 1,100,000 shares of Common Stock of Registrant issued to ZLP Master Fund, LTD and Vertical Capital Holdings, Ltd. dated January 28, 2002 (Incorporated by reference to Exhibit 10.75 to Registrant's Current Report on Form 8-K dated January 31, 2002, as filed with the Commission on February 5, 2002).

  10.76 Form of Warrant to be issued to Investors pursuant to the Common Stock Purchase Agreement dated January 28, 2002 (Incorporated by reference to Exhibit 10.76 to Registrant's Current Report on Form 8-K dated January 31, 2002, as filed with the Commission on February 5,
           2002).

  10.77 Securities Purchase Agreement dated as of August 9, 2002 between Registrant and Purchasers (Incorporated by reference to Exhibit 10.77 to Registrant's Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

  10.78 Form of Convertible Debentures issued to Purchasers pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.78 to Registrant's Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

  10.79 Registration Rights Agreement dated August 9, 2002 between Registrant and Purchasers of Securities Purchase Agreements dated August 9, 2002 (Incorporated by reference to Exhibit 10.79 to Registrant's Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

  10.80 Form of Warrant to be issued to Purchasers pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to
           Exhibit 10.80 to Registrant's Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4,
           2002).

  10.81 Form of Warrant issued to Debenture holders pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to
           Exhibit 10.81 to Registrant's Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4,
           2002).

  10.82 Form of Adjustment Warrant issued to Investors pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to
           Exhibit 10.82 to Registrant's Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4,
           2002).

  10.83 Securities Purchase Agreement dated as of August 9, 2002 between Registrant and ZLP Master Fund, Ltd. (Incorporated by reference to
           Exhibit 10.83 to Registrant's Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4,
           2002).

  10.84 Registration Rights Agreement dated August 9, 2002 between Registrant and ZLP Master Fund, Ltd. (Incorporated by reference to Exhibit 10.84 to Registrant's Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

EXHIBIT
 NUMBER                             DESCRIPTION
-------     --------------------------------------------------------------------

  10.85 Form of Warrant to be issued to ZLP Master Fund, Ltd. pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.85 to Registrant's Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

  10.86 Form of Adjustment Warrant issued to ZLP Master Fund, Ltd. pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.86 to Registrant's Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

  21       Subsidiaries of Registrant ***

  23.1     Consent of Independent Auditors ***

  99.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

________________________

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

                                           PEREGRINE PHARMACEUTICALS, INC.



Dated:  July 22, 2003                      By: /s/ Steven W. King
                                               ---------------------------------
                                               Steven W. King, President and CEO



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                            Date
---------                                   --------                            ----

/s/ Steven W. King                          President & Chief Executive         July 22, 2003
----------------------------------          Officer (Principal Executive
Steven W. King                              Officer)


/s/ Paul J. Lytle                           Chief Financial Officer             July 22, 2003
----------------------------------          (Principal Financial and
Paul J. Lytle                               Principal Accounting Officer)


/s/ Carlton M. Johnson                      Director                            July 22, 2003
----------------------------------
Carlton M. Johnson


/s/ Edward J. Legere                        Director                            July 22, 2003
----------------------------------
Edward J. Legere


/s/ Eric S. Swartz                          Director                            July 22, 2003
----------------------------------
Eric S. Swartz


/s/ Clive R. Taylor, M.D., Ph.D.            Director                            July 22, 2003
----------------------------------
Clive R. Taylor, M.D., Ph.D.


                                 CERTIFICATIONS

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Steven W. King, President and Chief Executive Officer, certify that:

1. I have reviewed this Annual Report on Form 10-K of Peregrine Pharmaceuticals, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: July 22, 2003               Signed: /s/ STEVEN W. KING
                                           -------------------------------------
                                           Steven W. King
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Paul J. Lytle, Chief Financial Officer, certify that:

1. I have reviewed this Annual Report on Form 10-K of Peregrine Pharmaceuticals, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: July 22, 2003                    Signed: /s/ PAUL J. LYTLE
                                                --------------------------------
                                                Paul J. Lytle
                                                CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Peregrine Pharmaceuticals, Inc.


We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. (the Company) as of April 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended April 30, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and recurring negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note
1. The 2003 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ ERNST & YOUNG LLP


Orange County, California
June 20, 2003,
except for Notes 8, 10, and 17, as to which the date is July 2, 2003


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2003 AND 2002
----------------------------------------------------------------------------------------

                                                                2003            2002
                                                             ------------   ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                    $ 3,137,000    $ 6,072,000
Trade and other receivables, net of allowance for doubtful
   accounts of $59,000 (2003) and $80,000 (2002)                 245,000        328,000
Short-term investments                                           242,000             --
Inventories                                                      376,000          6,000
Prepaid expenses and other current assets                        257,000        384,000
                                                             ------------   ------------
       Total current assets                                    4,257,000      6,790,000

PROPERTY:
Leasehold improvements                                           291,000        267,000
Laboratory equipment                                           1,936,000      1,803,000
Furniture, fixtures and computer equipment                       724,000        698,000
                                                             ------------   ------------
                                                               2,951,000      2,768,000
Less accumulated depreciation and amortization                (2,115,000)    (1,853,000)
                                                             ------------   ------------
       Property, net                                             836,000        915,000

OTHER ASSETS:
Note receivable, net of allowance of
   $1,645,000 (2003) and $1,705,000 (2002)                            --             --
Debt issuance costs, net                                         176,000             --
Other                                                            130,000        161,000
                                                             ------------   ------------
       Total other assets                                        306,000        161,000
                                                             ------------   ------------

TOTAL ASSETS                                                 $ 5,399,000    $ 7,866,000
                                                             ============   ============



PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2003 AND 2002 (CONTINUED)
----------------------------------------------------------------------------------------------

                                                                   2003              2002
                                                               --------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                               $     560,000    $   1,070,000
Accrued clinical trial site fees                                     260,000          607,000
Accrued legal and accounting fees                                    194,000          303,000
Accrued royalties and license fees                                   149,000          189,000
Accrued payroll and related costs                                    314,000          374,000
Notes payable, current portion                                            --            2,000
Other current liabilities                                            300,000          208,000
Deferred revenue                                                     531,000           30,000
                                                               --------------   --------------
       Total current liabilities                                   2,308,000        2,783,000

CONVERTIBLE DEBT, net of discount                                    760,000               --
DEFERRED LICENSE REVENUE                                             200,000               --
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock-$.001 par value; authorized 175,000,000 shares;
    outstanding 2003 - 119,600,501;  2002 - 110,275,209              120,000          110,000
Additional paid-in-capital                                       142,274,000      134,221,000
Deferred stock compensation                                         (257,000)        (801,000)
Accumulated deficit                                             (140,006,000)    (128,447,000)
                                                               --------------   --------------
       Total stockholders' equity                                  2,131,000        5,083,000
                                                               --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   5,399,000    $   7,866,000
                                                               ==============   ==============






                 See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003
-------------------------------------------------------------------------------------------------

                                                      2003            2002              2001
                                                 --------------   --------------   --------------
REVENUES:
Contract manufacturing revenue                   $   3,346,000    $      46,000    $          --
License revenue                                        575,000        3,720,000          979,000
                                                 --------------   --------------   --------------
Total revenues                                       3,921,000        3,766,000          979,000

COSTS AND EXPENSES:
Cost of contract manufacturing                       2,860,000           12,000               --
Research and development                             8,744,000       11,494,000        7,749,000
Selling, general and administrative                  2,987,000        2,478,000        3,443,000
Purchased in-process research and development               --        2,000,000               --
                                                 --------------   --------------   --------------
Total costs and expenses                            14,591,000       15,984,000       11,192,000
                                                 --------------   --------------   --------------
LOSS FROM OPERATIONS                               (10,670,000)     (12,218,000)     (10,213,000)

OTHER INCOME (EXPENSE):
Interest and other income                              291,000          512,000          921,000
Interest and other expense                          (1,180,000)         (12,000)        (243,000)
                                                 --------------   --------------   --------------
NET LOSS                                         $ (11,559,000)   $ (11,718,000)   $  (9,535,000)
                                                 ==============   ==============   ==============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                     116,468,353      104,540,204       95,212,423
                                                 ==============   ==============   ==============
BASIC AND DILUTED LOSS PER
   COMMON SHARE                                  $       (0.10)   $       (0.11)   $       (0.10)
                                                 ==============   ==============   ==============





                   See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          TOTAL
                                                                     ADDITIONAL        DEFERRED                       STOCKHOLDERS'
                                           COMMON STOCK               PAID-IN           STOCK         ACCUMULATED         EQUITY
                                      SHARES           AMOUNT         CAPITAL        COMPENSATION       DEFICIT          (DEFICIT)
                                  --------------   --------------  --------------   --------------   --------------   --------------
BALANCES, MAY 1, 2000                90,612,610    $      91,000   $ 106,640,000    $  (2,258,000)   $(107,194,000)   $  (2,721,000)
                                  --------------   --------------  --------------   --------------   --------------   --------------

Common stock issued for
  cash under Equity Line,
  net of cash offering
  costs of $728,000 .............     5,212,564            5,000       9,368,000               --               --        9,373,000
Common stock issued upon
  conversion of Equity
  Line warrants .................         9,801               --              --               --               --               --
Common stock issued for
  cash upon exercise of
  options and warrants ..........       200,278               --          88,000               --               --           88,000
Common stock issued to
  Oxigene, Inc. for cash
  under joint venture ...........       585,009            1,000       1,999,000               --               --        2,000,000
Common stock issued to
  Schering A.G. for
  obligations under the
  license agreement
  amendment .....................       518,672               --       1,300,000               --               --        1,300,000
Common stock issued for
  cash to SuperGen, Inc.
  under license agreement .......       150,000               --         600,000               --               --          600,000
Deferred stock compensation .....            --               --         258,000         (258,000)              --               --
Stock-based compensation ........            --               --              --        1,581,000               --        1,581,000
Net loss ........................            --               --              --               --       (9,535,000)      (9,535,000)
                                  --------------   --------------  --------------   --------------   --------------   --------------
BALANCES, APRIL 30, 2001             97,288,934           97,000     120,253,000         (935,000)    (116,729,000)       2,686,000
                                  --------------   --------------  --------------   --------------   --------------   --------------

Common stock issued for
  cash under Equity Line,
  net of cash offering
  costs of $478,000 .............     5,039,203            5,000       5,031,000               --               --        5,036,000
Common stock issued for
  cash upon exercise of
  options and warrants ..........       847,072            1,000         468,000               --               --          469,000
Common stock issued for
  cash under Shelf File
  No. 333-71086, net of cash
  offering costs of $87,000 .....     7,100,000            7,000       7,856,000               --               --        7,863,000
Deferred stock compensation .....            --               --         613,000         (613,000)              --               --
Stock-based compensation ........            --               --              --          747,000               --          747,000
Net loss ........................            --               --              --               --      (11,718,000)     (11,718,000)
                                  --------------   --------------  --------------   --------------   --------------   --------------
BALANCES, APRIL 30, 2002            110,275,209          110,000     134,221,000         (801,000)    (128,447,000)       5,083,000
                                  --------------   --------------  --------------   --------------   --------------   --------------

Common stock issued for
  cash under Securities
  Purchase Agreement, net
  of issuance costs of $341,000 .     5,221,540            5,000       2,858,000               --               --        2,863,000
Common stock issued for
  cash under Shelf File No.
  333-71086, net of issuance
  costs of $190,000 .............     2,900,000            3,000       1,853,000               --               --        1,856,000
Common stock issued upon
  conversion of convertible
  debt, net of issuance
  cost of $17,000 ...............     1,594,119            2,000       1,336,000               --               --        1,338,000
Common stock issued for
  cash upon exercise of
  options .......................       109,633               --          38,000               --               --           38,000
Rescind prior sale of
  common stock to related
  party .........................      (500,000)              --        (500,000)              --               --         (500,000)
Intrinsic value of
  embedded conversion
  feature related to
  convertible debt ..............            --               --       1,143,000               --               --        1,143,000
Fair market value of
  detachable warrants
  issued with convertible debt ..            --               --       1,321,000               --               --        1,321,000
Deferred stock compensation .....            --               --           4,000           (4,000)              --               --
Stock-based compensation ........            --               --              --          548,000               --          548,000
Net loss ........................            --               --              --               --      (11,559,000)     (11,559,000)
                                  --------------   --------------  --------------   --------------   --------------   --------------
BALANCES, APRIL 30, 2003            119,600,501    $     120,000   $ 142,274,000    $    (257,000)   $(140,006,000)   $   2,131,000
                                  ==============   ==============  ==============   ==============   ==============   ==============


                                    See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003
-----------------------------------------------------------------------------------------------------------

                                                                  2003            2002             2001
                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(11,559,000)   $(11,718,000)   $ (9,535,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Allowance for bad debts                                              --          25,000              --
   Depreciation                                                    364,000         424,000         412,000
   (Gain) loss on disposal of property                                  --         (73,000)          9,000
  Stock-based compensation expense and common stock issued
    for services                                                   548,000         747,000       2,881,000
  Amortization of discount on convertible debt and debt
   issuance costs                                                1,017,000              --              --
Changes in operating assets and liabilities:
  Trade and other receivables                                       83,000        (307,000)         44,000
  Short-term investments                                          (242,000)             --              --
  Inventories                                                     (370,000)         (6,000)             --
  Prepaid expenses and other current assets                        127,000        (100,000)          4,000
  Accounts payable                                                (510,000)        394,000         153,000
  Accrued clinical trial site fees                                (347,000)        339,000         (12,000)
  Deferred revenue                                                 701,000      (3,491,000)         21,000
  Other accrued expenses and current liabilities                  (117,000)        413,000        (211,000)
                                                              -------------   -------------   -------------
     Net cash used in operating activities                     (10,305,000)    (13,353,000)     (6,234,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                      11,000         131,000           2,000
Property acquisitions                                             (184,000)       (280,000)       (242,000)
(Increase) decrease in other assets                                     --         (35,000)         20,000
                                                              -------------   -------------   -------------
     Net cash used in investing activities                        (173,000)       (184,000)       (220,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of  issuance
  costs of $548,000                                              4,740,000      13,368,000      12,061,000
Rescind prior sale of common stock to related party               (500,000)             --              --
Proceeds from issuance of convertible debt, net of issuance
  costs of $363,000                                              3,387,000              --              --
Principal payments on notes payable                                (84,000)        (86,000)     (3,411,000)
                                                              -------------   -------------   -------------
     Net cash provided by financing activities                   7,543,000      13,282,000       8,650,000
                                                              -------------   -------------   -------------




PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (CONTINUED)
-----------------------------------------------------------------------------------------------------

                                                               2003           2002           2001
                                                           ------------   ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       $(2,935,000)   $  (255,000)   $ 2,196,000

CASH AND CASH EQUIVALENTS,
   Beginning of year                                         6,072,000      6,327,000      4,131,000
                                                           ------------   ------------   ------------

CASH AND CASH EQUIVALENTS,
   End of year                                             $ 3,137,000    $ 6,072,000    $ 6,327,000
                                                           ============   ============   ============

SUPPLEMENTAL INFORMATION:
    Interest paid                                          $   104,000    $     5,000    $   399,000
                                                           ============   ============   ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Property acquired in exchange for note payable           $    82,000    $        --    $        --
                                                           ============   ============   ============
  Transfer of assets held for sale to property             $        --    $        --    $   428,000
                                                           ============   ============   ============

         For supplemental information relating to conversion of convertible debentures into common stock, common stock issued in exchange for services, provision for note receivable, and property acquired in exchange for note payable, see Notes 4, 6, 8 and 9.







                     See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003
--------------------------------------------------------------------------------


1. ORGANIZATION AND BUSINESS DESCRIPTION

        ORGANIZATION - Peregrine Pharmaceuticals, Inc. ("Peregrine" or "the Company") was incorporated in the state of Delaware on September 25, 1996. The Company was originally incorporated in California in June 1981 under the name Techniclone International Corporation and was subsequently merged into Techniclone Corporation in March 1997. The Company changed its name to Peregrine Pharmaceuticals, Inc. in October 2000 from Techniclone Corporation. In conjunction with the Company's name change to Peregrine Pharmaceuticals, Inc., the Company changed the name of its wholly-owned subsidiary to Vascular Targeting Technologies, Inc. (formally known as Peregrine Pharmaceuticals, Inc.), acquired in April 1997. In January 2002, the Company announced the formation of a wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid"), for the purpose of providing contract manufacturing services for biopharmaceutical and biotechnology businesses, including the manufacture of biologics under current Good Manufacturing Practices, cell culture, process development, and testing of biologics.

        BUSINESS DESCRIPTION - Peregrine, located in Tustin, California, is a biopharmaceutical company engaged in the development and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. Peregrine's main focus is the development of its Collateral Targeting Agent technologies. Collateral Targeting Agents use antibodies that bind to or target stable structures found in all solid tumors, such as the necrotic core of the tumor or blood vessels found in all solid tumors. In pre-clinical and clinical studies, these antibodies are capable of targeting and delivering therapeutic killing agents to the tumor thereby destroying cancerous tumor cells. In addition, the Company has a direct tumor targeting antibody, Oncolym(R), which recognizes and binds to cancerous lymphoma tumor sites. The Company is currently seeking a licensing partner for most of its technologies under development.

         The Company currently operates in two business segments. Peregrine is engaged in the development and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. Avid is engaged in providing contract manufacturing of antibodies to biopharmaceutical and biotechnology businesses, including the manufacture of antibodies for Peregrine's platform technologies.

         As of June 30, 2003, the Company had approximately $7.8 million in cash and cash equivalents on hand. The Company has expended substantial funds on the development of its product candidates and for clinical trials and it has incurred negative cash flows from operations for the majority of its years since inception. The Company expects negative cash flows from operations to continue until it is able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of its products under development.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         Revenues earned by Avid during fiscal years ended April 30, 2003 and 2002 amounted to $3,346,000 and $46,000, respectively. The Company expects that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although the Company expects those near term revenues will be insufficient to cover consolidated cash flows used in operations. As such, the Company will continue to need to raise additional capital to provide for its operations, including the anticipated development and clinical trial costs of Cotara(TM), the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of the Company's manufacturing capabilities.

         Assuming the Company does not raise any additional capital from financing activities or from the sale or licensing of its technologies, and further assuming that Avid does not generate any additional revenues beyond its current active contracts, the Company believes it has sufficient cash on hand to meet its obligations on a timely basis through at least the third quarter of its fiscal year 2004.

         In addition to equity financing, the Company is actively exploring various other sources of cash by leveraging its many assets. The transactions being explored by the Company for its technologies include licensing, partnering or the sale of Cotara(TM) and Oncolym(R), divesting all radiopharmaceutical based technologies, including Oncolym(R), Cotara(TM), and radiopharmaceutical uses of VTA's, and licensing or partnering the Company's various VEA and VTA based technology uses.

         In addition to licensing, partnering or the divestiture of the Company's technologies to raise capital, the Company is also exploring a possible strategic transaction related to its subsidiary, Avid Bioservices, Inc. In this regard, the Company has begun to explore the possibility to partner or a complete sale of Avid as a means of raising additional capital. The Company has not classified the related assets as held for sale in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, since the Company is strictly exploring the possibility of a partnering or sale arrangement and the partnering or sale of the asset is not currently probable under Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), ACCOUNTING FOR CONTINGENCIES. In addition, the remaining actions to complete the possible partnering or sale arrangement may significantly change based on the Company's recent infusion of capital as discussed in Note 10.

         There can be no assurances that the Company will be successful in raising sufficient capital on terms acceptable to it, or at all (from either debt, equity or the licensing, partnering or sale of technology assets and/or the sale of all or a portion of Avid), or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Avid Bioservices, Inc. and Vascular Targeting Technologies, Inc. All intercompany balances and transactions have been eliminated.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

         SHORT-TERM INVESTMENTS - The Company classifies its short-term investments as trading securities under the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS No. 115 considers trading securities as securities that are bought with the intention of being sold in the near term for the general purpose of realizing profits. Trading securities are recorded at fair market value and unrealized holding gains and losses on trading securities are included in other income in the accompanying consolidated financial statements.

         INVENTORIES - Inventories are stated at the lower of cost or market and primarily includes raw materials, direct labor and overhead costs associated with our wholly-owned subsidiary, Avid. Inventories consist of the following at April 30, 2003 and April 30, 2002:

                                                2003            2002
                                            ------------    ------------
             Raw materials                  $   205,000     $        --
             Work in process                    171,000           6,000
                                            ------------    ------------

             Total Inventories              $   376,000     $     6,000
                                            ============    ============

         CONCENTRATIONS OF CREDIT RISK - The majority of trade and other receivables are from customers in the United States and Europe. Most contracts require up-front payments and progress payments as the project progresses. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral, but can terminate the contract if a material default occurs. Reserves are maintained for potential credit losses, and such losses have been minimal and within management's estimates.

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

         DEFERRED REVENUE - Deferred revenue primarily consists of up-front contract fees received in advance under contract manufacturing and development agreements and up-front license fees received under technology licensing agreements. Deferred revenue is generally recognized once the service has been provided, all obligations have been met and/or upon shipment of the product to the customer.

         REVENUE RECOGNITION - The Company currently derives revenues primarily from licensing agreements associated with Peregrine's technologies under development and from contract manufacturing services provided by Avid.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------


         The Company recognizes revenues pursuant to Staff Accounting Bulletin No. 101 ("SAB No. 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists,
(ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

         Revenues associated with licensing agreements primarily consist of nonrefundable up-front license fees and milestones payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Milestone payments are generally recognized as revenue upon completion of the milestone assuming there are no other continuing obligations. Nonrefundable up-front license fees, whereby we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue and generally recognized as revenue over the term of the performance obligation or relevant agreement. Under some license agreements, the obligation period may not be contractually defined. Under these circumstances, we must exercise judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license.

         Contract manufacturing revenues are generally recognized once the service has been provided and/or upon shipment of the product to the customer. The Company also records a provision for estimated contract losses, if any, in the period in which they are determined.

         In July 2000, the Emerging Issues Task Force ("EITF") released Issue 99-19 ("EITF 99-19"), REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT. EITF 99-19 summarized the EITF's views on when revenue should be recorded at the gross amount billed to a customer because it has earned revenue from the sale of goods or services, or the net amount retained (the amount billed to the customer less the amount paid to a supplier) because it has earned a fee or commission. In addition, the EITF released Issue 00-10 ("EITF 00-10"), ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, and Issue 01-14 ("EITF 01-14"), INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSES INCURRED. EITF 00-10 summarized the EITF's views on how the seller of goods should classify in the income statement amounts billed to a customer for shipping and handling and the costs associated with shipping and handling. EITF 01-14 summarized the EITF's views on when the reimbursement of out-of-pocket expenses should be characterized as revenue or as a reduction of expenses incurred. The Company's revenue recognition policies are in compliance with EITF 99-19, EITF 00-10 and EITF 01-14 whereby the Company records revenue for the gross amount billed to customers (the cost of raw materials, supplies, and shipping, plus the related handling mark-up fee) and records the cost of the amounts billed as cost of sales as the Company acts as a principal in these transactions.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist principally of cash and cash equivalents, receivables, short-term investments, inventories, accounts payable, accrued liabilities, and borrowings. The Company believes all of the financial instruments' recorded values approximate current values.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         BASIC AND DILUTIVE NET LOSS PER COMMON SHARE - Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of options, warrants and convertible instruments. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive, there is no difference between basic and diluted loss per share amounts for the three years ended April 30, 2003. The Company has excluded the dilutive effect of the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period because their effect is antidilutive:

                                              2003            2002            2001
                                          -------------   -------------   -------------
         Common stock equivalent shares
          assuming issuance of shares
          represented by outstanding
          stock options and warrants
          utilizing the treasury
          stock method                       4,354,442       7,141,459       6,655,325

         Common stock equivalent shares
          assuming issuance of shares
          upon conversion of convertible
          debt utilizing the if-converted
          method                                    --              --              --
                                          -------------   -------------   -------------
         Total                               4,354,442       7,141,459       6,655,325
                                          =============   =============   =============

         Weighted outstanding options and warrants to purchase up to 13,845,742, 6,160,275 and 6,045,557 shares of common stock for the fiscal years ended April 30, 2003, 2002 and 2001, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period. In addition, weighted average shares of 2,581,547, assuming issuance of shares upon conversion of convertible debt for fiscal year 2003, were also excluded from the calculation of diluted earnings per common share because the conversion price was greater than the average market price during the period.

         During June 2003, the Company entered into two financing transactions (Note 10), whereby the Company issued approximately 4,012,000 shares of common stock and issued warrants to purchase up to approximately 150,000 shares of common stock, which numbers have been excluded from basic and dilutive net loss per common share for the year ended April 30, 2003.

         INCOME TAXES - The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense when incurred in accordance with Statement of Financial Accounting Standards No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of the Company's technologies under development, (iii) the costs to manufacture the product candidates, including raw materials and supplies (iv) expenses for research and services rendered under outside contracts, including sponsored research funding, and (v) facilities expenses.

         STOCK-BASED COMPENSATION - The Company applies the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION. As SFAS No. 123 permits, the Company elected to continue accounting for its employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. APB No. 25 requires compensation expense to be recognized for stock options when the market price of the underlying stock exceeds the exercise price of the stock option on the date of the grant.

         The Company utilizes the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly no compensation expense has been recognized for the options in the accompanying consolidated financial statements for the three years ended April 30, 2003. Had the Company used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

                                                      2003                      2002                     2001
                                              ---------------------     ---------------------    ---------------------
Net loss, as reported                            $  (11,559,000)           $  (11,718,000)         $    (9,535,000)
Stock-based employee compensation cost that
    would have been included in the
    determination of net loss if the fair
    value based method had been applied to
    all awards                                       (2,003,000)               (1,883,000)                (991,000)
                                              ---------------------     ---------------------    ---------------------
Pro forma net loss as if the fair value
    based method had been applied to all
    awards                                      $   (13,562,000)           $  (13,601,000)          $  (10,526,000)
                                              =====================     =====================    =====================

Basic and diluted net loss per share, as
    reported                                    $         (0.10)           $        (0.11)          $        (0.10)
                                              =====================     =====================    =====================

Basic and diluted net loss per share, pro
    forma                                       $         (0.12)           $        (0.13)          $        (0.11)
                                              =====================     =====================    =====================

         The fair value of the options granted in fiscal years 2003, 2002 and 2001 were estimated at the date of grant using the Black-Scholes option pricing model, assuming an average expected life of approximately four years, a risk-free interest rate ranging from 2.31% to 6.39% and a volatility factor ranging from 117% to 172%. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair values estimated, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of its options. The weighted average estimated fair value for employee stock options granted during fiscal years 2003, 2002, and 2001 was $0.64, $1.53, and $2.23, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         Stock-based compensation expense recorded during each of the three years in the periods ended April 30, 2003 primarily relates to stock option grants made to consultants and has been measured utilizing the Black-Scholes option valuation model. Stock-based compensation expense recorded during fiscal years 2003, 2002 and 2001 amounted to $548,000, $747,000, and $1,581,000, respectively, and is being amortized over the estimated period of service or related vesting period.

         RECLASSIFICATION - Certain amounts in fiscal years 2002 and 2001 consolidated financial statements have been reclassified to conform to the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), BUSINESS COMBINATIONS and No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The Company adopted SFAS No. 141 and SFAS No. 142 on May 1, 2002, which had no impact on the Company's consolidated financial position and results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company believes that adopting SFAS No. 143 will not have a material impact on its consolidated financial position and results of operations.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 replaces SFAS No. 121 ("SFAS No. 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted SFAS No. 144 on May 1, 2002, which had no impact on the Company's consolidated financial position and results of operations.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 144 on January 1, 2003, which had no impact on the Company's consolidated financial position and results of operations.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the transition guidance and annual disclosure provisions of SFAS No. 148 on February 1, 2003, which had no material impact on the Company's consolidated financial position and results of operations.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an Interpretation of Accounting Principles Board No. 50. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ("SFAS No. 150"), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of SFAS No. 150 on its financial position and results of operations.

3. SHORT-TERM INVESTMENTS

         During March 2003, the Company received 61,653 shares of SuperGen, Inc. common stock under a license agreement dated February 13, 2001 (Note 9). The Company accounts for its short-term investments at fair value as trading securities in accordance with SFAS No. 115. Unrealized gains related to the short-term investments is included in interest and other income in the accompanying consolidated financial statements. The Company sold no shares of common stock of SuperGen, Inc. as of April 30, 2003.

         The fair value of the short-term investments consisted of the following at April 30, 2003:

             SuperGen, Inc. common shares:
               Cost basis                                        $   200,000
               Unrealized gains                                       42,000
                                                             ------------------
               Fair value                                        $   242,000
                                                             ==================

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         During the two months ended June 30, 2003, the Company sold all 61,653 shares of common stock of SuperGen, Inc. for gross proceeds of $271,000.

4. NOTES RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities (Note 5) and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company is in default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five (5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, the Company did not have sufficient cash on hand to meet its obligations on a timely basis and was operating at significantly reduced levels. In addition, at that time, if the Company could not raise additional cash by December 31, 1999, the Company would have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. The Company reduces the reserve as payments are received and records the reduction as interest and other income in the accompanying consolidated statement of operations. Due to the uncertainty of the Company's ability to fund its operations beyond the period discussed in Note 1, the carrying value of the note receivable approximates its fair value at April 30, 2003. The Company has received all payments through July 2003. The following represents a rollforward of the allowance of the Company's note receivable for the two years ended April 30, 2003:

                                                    2003            2002
                                              ---------------    ---------------
      Allowance balance, beginning            $   1,760,000        $1,813,000
      Principal payments received                   (55,000)          (53,000)
                                              ---------------    ---------------
      Allowance balance, ending               $   1,705,000        $1,760,000
                                              ===============    ===============

5. PROPERTY

         On December 24, 1998, the Company completed the sale and subsequent leaseback of its two facilities with an unrelated entity. The aggregate sales price of the two facilities was $6,100,000, comprised of $4,175,000 in cash and a note receivable of $1,925,000 (Note 4). In accordance with SFAS No. 98, the Company accounted for the sale and subsequent leaseback transaction as a sale and removed the net book value of land, buildings and building improvements of $7,014,000 from the consolidated financial statements and recorded a loss on sale of $1,171,000, which included selling expenses of $257,000.

6. NOTES PAYABLE

         During December 1998, the Company borrowed $200,000 from an unrelated entity. The note, which was unsecured, bore interest at 7.0% per annum and was payable over the three years. The note was paid in full during December 2001.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         In addition, the Company had two separate note payable agreements with an aggregate original amount due of $134,000 to finance laboratory equipment. The notes, which were unsecured, bore interest at 10% per annum and were paid in full as of April 30, 2003.

7. COMMITMENTS AND CONTINGENCIES

         OPERATING LEASE - In December 1998, the Company sold and subsequently leased back its two facilities in Tustin, California. The lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years. Annual rent expense under the lease agreement totaled $735,000 during fiscal years 2003, 2002 and 2001. At April 30, 2003, future minimum lease payments and sublease income under non-cancelable operating leases are as follows:


         Year ending            Minimum Lease                        Net Lease
          April 30:               Payments        Sublease Income    Payments
          ---------             --------------    ---------------    -----------
           2004                 $     721,000     $      (37,000)    $  684,000
           2005                       731,000                 --        731,000
           2006                       745,000                 --        745,000
           2007                       756,000                 --        756,000
           2008                       770,000                 --        770,000
           Thereafter               2,107,000                 --      2,107,000
                              ----------------    ---------------    -----------
                                $   5,830,000     $      (37,000)    $5,793,000
                              ================    ===============    ===========

         RENTAL INCOME - The Company currently subleases portions of its unused space. Sublease rental income totaled $216,000, $326,000 and $257,000 for fiscal years 2003, 2002 and 2001, respectively.

8. CONVERTIBLE DEBT

         On August 9, 2002, the Company entered into a private placement with four investors under a Debenture Securities Purchase Agreement ("Debt SPA"), whereby the Company issued Convertible Debentures ("Debenture") for gross proceeds of $3,750,000. The Debenture earns interest at a rate of 6% per annum payable in cash semi-annually each June 30th and December 31st, and mature in August 2005. Under the terms of the Debenture, the principal amount is convertible, at the option of the holder, into a number of shares of common stock of the Company calculated by dividing the unpaid principal amount of the Debenture by the conversion price of $0.85 per share ("Conversion Price"). If the Company enters into any financing transaction within 18 months following the date the registration statement was declared effective by the Securities & Exchange Commission (or through March 9, 2004) at a per share price less than the Conversion Price, the Conversion Price will be reset to the lower price for all outstanding Debentures. The Debenture was initially secured by generally all assets of the Company although such security agreement has been removed as of July 2, 2003. If the Company defaults under the provisions of the Debt SPA, as defined in the agreement, which includes but is not limited to, the default of an interest payment, the principal amount of the Debenture becomes immediately due and payable. Under the Debt SPA, each Debenture holder was granted a detachable warrant equal to 75% of the quotient obtained by dividing the principal amount of the Debentures by the Conversion Price or an aggregate of approximately 3,309,000 warrants (Note 11). The detachable warrants have a 4-year term and are exercisable 6 months after the date of issuance at an exercise price of $0.75 per share. Also under the terms of the Debt SPA, certain Board members agreed to a lock-up provision whereby no shares or options can be sold by such Board members until the sooner of (i) the conversion of all outstanding convertible debt, (ii) the payment of all outstanding convertible debt or (iii) September 5, 2003.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         In accordance with EITF 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, the Company initially recorded its convertible debt net of discount of (i) the relative fair value of the warrants issued in the amount of $1,321,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,143,000. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount associated with unconverted debentures and warrants are amortized on a straight-line basis over the term of the Debenture and warrants, which approximates the effective interest method, and the amortization is recorded as interest expense in the accompanying consolidated statements of operations. Upon conversion of any debentures and/or warrants, the entire unamortized debt discount remaining at the date of conversion that is associated with the converted debentures and/or warrants are immediately recognized as a non-cash interest expense and are included in interest and other expense in the accompanying consolidated statements of operations.

         The convertible debt balance, net of discount, was $760,000 at April 30, 2003, calculated as follows:

         PRINCIPAL BALANCE OF CONVERTIBLE DEBT
         Initial convertible debt issued                          $   3,750,000
         Convertible debt conversions during fiscal year 2003        (1,355,000)
                                                                  --------------
             Unconverted principal balance - April 30, 2003           2,395,000

         DISCOUNT ON CONVERTIBLE DEBT
         Initial convertible debt discount                            2,464,000
         Amount amortized as non-cash interest expense                 (829,000)
                                                                  --------------
             Convertible debt discount - April 30, 2003               1,635,000
                                                                  --------------
         Convertible debt, net of discount - April 30, 2003       $     760,000
                                                                  ==============

         During fiscal year 2003, debenture holders elected to convert an aggregate principal amount of $1,355,000 of the outstanding debt in exchange for approximately 1,594,119 shares of common stock at the conversion price of $0.85 per share. During the two months ended June 30, 2003, debenture holders elected to convert an aggregate principal amount of $1,695,000 of outstanding debt in exchange for approximately 1,994,115 shares of common stock at the conversion price of $0.85 per share. After these conversions, the unconverted principal balance of the convertible debt as of June 30, 2003 was $700,000.

         In connection with the convertible debentures issued on August 9, 2002, the Company incurred approximately $363,000 in debt issuance costs, including placement agent fees of $318,000, which are being amortized on a straight-line basis over the life of the Debentures, which approximates the effective interest method. Upon conversion of any debentures, the unamortized debt issuance costs remaining at the date of conversion which were allocated to the converted debentures is immediately recognized as interest expense. During fiscal year 2003, the Company expensed $188,000 in debt issuance costs included in interest and other expense in the accompanying consolidated statements of operations.

         From May 1, 2003 through June 30, 2003, investors exercised 1,708,236 warrants under the Debt SPA in exchange for gross proceeds of $1,281,000 at the exercise price of $0.75 per share. As of June 30, 2003, 1,600,591 warrants were outstanding under the Debt SPA.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------


9. LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

                                   ONCOLYM(R)

         Oncolym(R) is the registered trade name for the Company's most advanced LYM-1 antibody. In 1985, the Company entered into a research and development agreement, as amended in August 1999, with Northwestern University and its researchers to develop the LYM antibodies. The Company holds an exclusive world-wide license to manufacture and market products using the Oncolym(R) antibodies. In exchange for the world-wide license to manufacture and market the products, the Company will pay Northwestern University a royalty on net sales.

         On March 8, 1999, the Company entered into a License Agreement with Schering A.G. whereby Schering A.G. was granted the exclusive, worldwide right to market and distribute Oncolym(R) products, in exchange for an initial payment of $3,000,000 and future milestone payments plus a royalty on net sales. During June 2000, the Company and Schering A.G. entered into an amendment to the License Agreement ("the Amendment") whereby Schering A.G. agreed to pay for 100% of the Oncolym(R) clinical development expenses, excluding drug related costs, for the Phase I/II clinical trial. In exchange for this commitment, the Company agreed to transfer $1,300,000 of its common stock to Schering A.G. as defined in the Amendment. During June 2001, the Company assumed the rights previously licensed to Schering A.G. and recognized deferred license revenue of $3,000,000 upon termination of the agreement, which is included in license revenue in the accompanying consolidated financial statements for the year ended April 30, 2002.

         In November 1997, the Company entered into a Termination and Transfer Agreement with Alpha Therapeutic Corporation, whereby the Company reacquired the rights for the development, commercialization and marketing of Oncolym(R) in the United States and certain other countries, previously granted to Alpha in October 1992. The Company has contingent obligations due upon filing of a Biologics License Application and upon FDA approval by the Food and Drug Administration plus a royalty on net sales for product sold in certain countries for five (5) years after commercialization of the product. No amounts were due or payable at April 30, 2003 under the Termination and Transfer Agreement.

         On March 8, 1999, the Company entered into a Termination Agreement with Biotechnology Development Ltd. ("BTD"), pursuant to which the Company terminated all previous agreements with BTD and thereby reacquired the marketing rights to Oncolym(R) products in Europe and certain other designated foreign countries. In exchange for these rights, the Company expensed $4,500,000 as a license fee in fiscal year 1999, which was comprised of a secured promissory note payable in the amount of $3,300,000, which was paid in full during fiscal year 2001, and issued 1,523,809 shares of its common calculated in accordance with the Termination Agreement. In addition, the Company issued warrants to purchase up to 3,700,000 shares of common stock at an exercise price of $3.00 per share and issued warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $5.00 per share. The warrants were measured utilizing the Black-Scholes option valuation model. During fiscal year 2000, the Company defaulted under the Termination Agreement and extended the expiration date of 4,700,000 warrants to December 1, 2005 and only in the case of a merger, acquisition, or reverse stock split, agreed to re-price the outstanding warrants to an exercise price of $0.34 per share. BTD is a limited partnership controlled by Mr. Edward J. Legere, a member of the Company's Board of Directors and its former President and Chief Executive Officer. The warrants under the Termination Agreement were outstanding as of April 30, 2003.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         On October 28, 1992, the Company entered into an agreement with an unrelated corporation (licensee) to terminate a previous license agreement relating to Oncolym(R). The termination agreement provides for aggregate maximum payments of $1,100,000 to be paid by the Company based on achievement of certain milestones, including a royalty on net sales. As of April 30, 2003, the Company has accrued $100,000 for milestones incurred as of April 30, 2003, which is included in the accompanying consolidated financial statements.

                       TUMOR NECROSIS THERAPY (COTARA(TM))

         The Company acquired the rights to the TNT technology in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by the shareholders. The assets of Cancer Biologics, Inc. acquired by the Company consisted primarily of patent rights to the TNT technology. To date, no product revenues have been generated from the Company's TNT technology.

         During October 2000, the Company entered into a licensing agreement with Merck KGaA to license a segment of its TNT technology for use in the application of cytokine fusion proteins. During January 2003, the Company entered into an amendment to the license agreement, whereby the Company received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the amendment, the Company received the remaining up-front fee of $350,000 which is included in license revenue in the accompanying consolidated financial statements for the year ended April 30, 2003 in accordance with SAB No. 101.

         In February 1996, the Company entered into a joint venture agreement with Cambridge Antibody Technology, Inc. ("CAT"), which provided for the co-sponsorship of development and clinical testing of the TNT antibodies. In May 1998, the Company and CAT elected to discontinue the joint venture of the TNT antibodies and the Company assumed full responsibility to fund development and clinical trials of the TNT antibody. During January 2003, the Company and CAT entered into an assignment agreement whereby CAT assigned the worldwide rights to the human TNT antibody to the Company. In exchange, the Company agreed to pay a royalty on net sales to CAT, as defined in the agreement, and agreed to forgive any amounts owed to the Company under the joint venture.

         During September 1995, the Company entered into an agreement with Cancer Therapeutics, Inc. whereby the Company granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People's Republic of China (Note 14).

         The Company is negotiating with certain third parties to acquire licenses needed to produce and commercialize chimeric and human antibodies, including the Company's TNT antibody. Management believes the terms of the licenses will not significantly impact the cost structure or marketability of the chimeric or human TNT based products.

                            VASCULAR TARGETING AGENTS

         During December 2002, the Company granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under its Vascular Targeting Agent ("VTA") technology. Under the terms of the agreement, the Company received an up-front payment of $300,000, of which, $275,000 is included in deferred license revenue in accordance with SAB

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

No. 101 in the accompanying consolidated financial statements at April 30, 2003 and will be amortized over the term of the remaining obligations as stated in the agreement. In addition, the Company could also receive future milestone payments and a royalty on net sales, as defined in the agreement. Under the same agreement, the Company granted Schering an option to obtain certain non-exclusive rights to the VTA technology with predetermined up front fees and milestone payments as defined in the agreement.

         During August 2001, the Company entered into two exclusive worldwide licenses for two new pre-clinical compounds from the University of Texas Southwestern Medical Center. These two new compounds, classified as "naked" (non-conjugated) Vascular Targeting Agents, add to Peregrine's anti-cancer platform technologies in the anti-angiogenesis and vascular targeting agent fields. Under these license agreements, the Company paid an up-front license fee, which was included in research and development expenses, and is obligated to pay future milestone payments based on development progress, plus a royalty on net sales.

         During February 2001, the Company completed a licensing deal with SuperGen, Inc. ("SuperGen") to license a segment of its VTA technology, specifically related to Vascular Endothelial Growth Factor ("VEGF"). Under the terms of the licensing agreement, SuperGen purchased 150,000 shares of the Company's common stock at $4.00 per share for total proceeds to the Company of $600,000. The Company also receives an annual license fee of $200,000 in cash or SuperGen common stock until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF technology. As of April 30, 2003, SuperGen has not filed an Investigational New Drug Application in the United States utilizing the VEGF technology. The $200,000 annual license fee is included in license revenue in the accompanying consolidated financial statements for the years ended April 30, 2003 and 2002 in accordance with SAB No. 101. During fiscal year 2003, SuperGen paid the annual license fee of $200,000 in common stock of SuperGen, which is included in short-tem investments in the accompanying consolidated financial statements (Note 3). In addition, the Company could receive additional milestone payments based on the development success, plus receive a royalty on net sales of all drugs commercialized by SuperGen utilizing the VEGF technology. The Company could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen.

         During August 2000, the Company entered into a licensing agreement with Scotia Pharmaceuticals Limited ("Scotia") to license a segment of its VTA technology, specifically related to targeting Photodynamic Therapy agents ("PDT"), for the worldwide exclusive rights to this area. Under the terms of the agreement, the Company received an up-front payment of $500,000 in April 2000, which was originally being recognized over a four-year period based on the terms of the agreement. During January 2001, the agreement automatically terminated as Scotia announced that it has been placed into Administration (receivership) as ordered by a court in London. During fiscal year 2001, the Company recognized the remaining unamortized up-front payment, which is included in license revenue in the accompanying consolidated financial statements at April 30, 2001.

         During May 2000, the Company entered into a joint venture with Oxigene, Inc. ("Oxigene"). Under the terms of the joint venture agreement, the Company had agreed to supply its VTA intellectual property to the joint venture while Oxigene paid the Company a non-refundable $1,000,000 license fee, which was received in May 2000 and amortized as license revenue over the term of the agreement. In addition, Oxigene purchased $2,000,000 of the Company's common stock and agreed to (i) provide its next generation tubulin-binding compounds
(ii) spend up to $20,000,000 to fund the development expenses of the joint venture based on its development success and (iii) pay the Company a $1,000,000 up-front license fee and subscribe to an additional $1,000,000 in common stock of the Company upon filing an Investigational New Drug Application ("IND") for the first clinical candidate developed. During February 2002, the Company

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

entered into a Plan and Agreement of Liquidation with Oxigene to dissolve the joint venture. Under the terms of the Plan and Agreement of Liquidation, the Company paid Oxigene $2,000,000 in cash, which the Company charged to operations as purchased in-process research and development in the accompanying consolidated financial statements during the year ended April 30, 2002, as the related technology had not reached technological feasibility. In exchange, the Company reacquired full rights and interest to the Vascular Targeting Agent platform it contributed to the joint venture, as well as any new discoveries to its contributed technology. During February 2002, the Company recognized the remaining unamortized up-front license fee, which is included in license revenue in the accompanying consolidated financial statements at April 30, 2002.

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

              VASOPERMEATION ENHANCEMENT AGENTS AND OTHER LICENSES

         During February 2000, the Company entered into an exclusive worldwide licensing transaction with the University of Southern California for its Permeability Enhancing Protein ("PEP") in exchange for an up-front payment plus future milestone payments and a royalty on net sales based on development success. The PEP technology is classified under the Company's Vasopermeation Enhancing Agent ("VEA") technology, which is designed to increase the uptake of chemotherapeutic agents into tumors. PEP is designed to be used in conjunction with the VEA technology platform.

         Prior to fiscal year 1996, the Company entered into several license and research and development agreements with a university for the exclusive, worldwide licensing rights to use certain patents and technologies in exchange for fixed and contingent payments and royalties on net sales of the related products. Minimum future royalties under these agreements are $84,500 annually. Royalties related to these agreements amounted to $84,500 for fiscal years 2003, 2002 and 2001. No product revenues have been generated from the Company's VEA technology


 10. STOCKHOLDERS' EQUITY

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         In accordance with Emerging Issues Task Force Issue No. 96-13 ("EITF No. 96-13"), ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS, contracts that require a company to deliver shares as part of a physical settlement should be measured at the estimated fair value on the date of the initial Put. The Equity Line solely requires settlement to be made with shares of the Company's common stock. As such, the Company had an independent appraisal performed to determine the estimated fair market value of the various financial instruments included in the Equity Line and recorded the related financial instruments as reclassifications between equity categories. Reclassifications were made for the estimated fair market value of the warrants issued and estimated Commitment Warrants to be issued under the Equity Line of $1,140,000 and the estimated fair market value of the reset provision of the Equity Line of $400,000 as additional consideration and have been included in the accompanying consolidated financial statements. The above recorded amounts were offset by $700,000 related to the restrictive nature of the common stock issued under the initial Put in June 1998 and the estimated fair market value of the Equity Line Put option of $840,000.

         During January 2001, the Emerging Issues Task Force issued EITF No. 00-19 ("EITF No. 00-19"), ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, THE COMPANY'S OWN STOCK, which reached a consensus on the application of EITF No. 96-13. In accordance with EITF No. 00-19, the Equity Line contract remains recorded as permanent equity and recorded at fair value as of the date of the transaction. EITF No. 00-19 is effective for all transactions entered into after September 20, 2000. As of April 30, 2003, EITF No. 00-19 had no impact on the Company's consolidated financial position and results of operations.

         During fiscal years 2002 and 2001, the Company received gross proceeds of $5,526,000 and $10,200,000 in exchange for 5,039,203 and 5,212,564 shares of common stock under the Equity Line, respectively, including commission shares. On April 15, 1999 and July 15, 1999, the Company issued an additional 881,481 and 179,485 shares of common stock covering the initial three and six month adjustment dates as defined in the agreement, respectively. There are no future reset provisions under the Equity Line.

         At the time of each Put, the investors were issued warrants, exercisable only on a cashless basis to purchase up to 10%, (increased to 15% under the Amendment) of the amount of common stock issued to the investor at the same price as the purchase of the shares sold in the Put. During fiscal years 2002 and 2001, the Company issued 732,970 and 654,630 warrants under the Equity Line, respectively, including commission warrants. During fiscal years 2002 and 2001, the Company issued 216,435 and 9,801 shares of common stock upon the cashless exercise of 79,512 and 42,413 Equity Line warrants, respectively. As of April 30, 2003, the Company had outstanding warrants to purchase up to 1,397,537 shares of common stock under the Equity Line (Note 11).

         Placement agent fees under each draw of the Equity Line are issued to Dunwoody Brokerage Services, Inc., which are equal to 10% of the common shares (commission shares) and warrants (commission warrants) issued to the institutional investors plus an overall cash commission equal to 7% of the gross draw amount. Mr. Eric Swartz, a member of the Board of Directors, maintains a contractual right to 50% of the shares and warrants issued under the Equity Line. During the fiscal years ended April 2002 and 2001, Dunwoody Brokerage Services, Inc. was issued 458,109 and 475,417 shares of common stock, respectively, and was paid cash commissions of $387,000 and $714,000 during the same two years, respectively. The Equity Line was consummated in June 1998 when Mr. Swartz had no Board affiliation with the Company.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

FINANCING UNDER SHELF REGISTRATION STATEMENT ON FORM S-3, FILE NUMBER 333-71086

         On November 14, 2001, the Company filed a registration statement on Form S-3, File Number 333-71086 (the "November 2001 Shelf") which was declared effective by the Securities and Exchange Commission, allowing the Company to issue, from time to time, in one or more offerings, (i) up to 10,000,000 shares of its common stock, and (ii) warrants to purchase up to 2,000,000 shares of its common stock.

         During November 2001, the Company received $5,750,000 under a Common Stock Purchase Agreement in exchange for 5,750,000 shares of its common stock and warrants to purchase up to 1,725,000 shares of common stock at an exercise price of $1.00 per share. The warrants can be exercised on a cash basis only. Mr. Eric Swartz, a Director of the Company, invested $500,000 of the total amount in exchange for 500,000 shares of the Company's common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $1.00, which transaction was subsequently rescinded due to the lack of shareholder approval (Note 14). The fair value of the warrants were recorded as a cost of equity based on a Black-Scholes valuation model after considering terms in the related warrant agreements. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the number of shares issued to certain investors, or 200,000 shares.

         During October 2002, the Company was required to rescind the prior sale of shares to Mr. Swartz under the November 2001 Common Stock Purchase Agreement in accordance with Nasdaq Market Rule 4350 and to return the sum of $500,000 to Mr. Swartz in exchange for the 500,000 shares of common stock and the cancellation of a warrant to purchase up to 150,000 shares of common stock.

         During January 2002, the Company received $2,200,000 under a Common Stock Purchase Agreement in exchange for 1,100,000 shares of its common stock and warrants to purchase up to 275,000 shares of common stock at an exercise price of $2.00 per share. The warrants have a five year term and are exercisable at an exercise price of $2.00 per share on a cash basis only. The fair value of the warrants were recorded as a cost of equity based on a Black-Scholes valuation model after considering terms in the related warrant agreements. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the number of shares issued to certain of the investors, or 50,000 shares.

         During August 2002, the Company received gross proceeds of $1,856,000 under a Common Stock Purchase Agreement in exchange for 2,900,000 shares of its common stock. There were no warrants issued in connection with this transaction.

         As of April 30, 2003, 500,000 shares of common stock and warrants to purchase up to 150,000 shares of common stock were available for issuance under the November 2001 Shelf.

         On June 6, 2003, the Company received gross proceeds of $355,000 under a Common Stock Purchase Agreement in exchange for approximately 412,445 shares of its common stock. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $18,000. As of June 30, 2003, 87,555 shares of common stock and were available for issuance under the November 2001 Shelf. All warrants were issued under the November 2001 Shelf as of June 2003.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------


FINANCING UNDER SHELF REGISTRATION STATEMENT ON FORM S-3, FILE NUMBER 333-103965

         On March 21, 2003, the Company filed a registration statement on Form S-3, File Number 333-103965 which was declared effective by the Securities and Exchange Commission, allowing the Company to issue, from time to time, in one or more offerings, up to 10,000,000 shares of its common stock ("March 2003 Shelf"). The Company issued no shares under the March 2003 Shelf as of April 30, 2003.

         On June 6, 2003, the Company received gross proceeds of $1,720,000 under a Common Stock Purchase Agreement in exchange for 2,000,003 shares of its common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $0.86 per share. The warrants have a four year term and are exercisable at an exercise price of $0.86 per share. The fair value of the warrants were recorded as a cost of equity based on a Black-Scholes valuation model after considering the terms in the related warrant agreement. The warrants were issued under the November 2001 Shelf. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $86,000.

         On June 26, 2003, the Company received gross proceeds of $1,840,000 under a Common Stock Purchase Agreement in exchange for 1,599,997 shares of its common stock. Under the same arrangement, the Company granted the investors a six-month option to purchase up to 1,599,997 additional shares of common stock from the Company under the same terms as this offering. The fair value of the option was recorded as a cost of equity based on a Black-Scholes valuation model after considering terms in the related agreement. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $92,000. As of June 30, 2003, approximately 4,800,000 shares of common stock were available for issuance under the March 2003 Shelf.

                  FINANCING UNDER SECURITIES PURCHASE AGREEMENT

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

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

         Under the terms of the SPA, the Company cannot sell common stock or instruments convertible into common stock at a price per share of less than $0.85 before March 9, 2004 without first obtaining shareholder approval. The sale of common stock below $0.85 per share would trigger a reset of the purchase price for investors under the SPA which would cause the Company to issue additional shares or warrants (in addition to the original issuance of shares) that would in total exceed twenty percent (20%) of the Company's outstanding shares of common stock as of the date of the transaction, which would require prior shareholder approval under the rules of The Nasdaq Stock Market. On October 22, 2002, the Company attempted to obtain prior shareholder approval but the proposal did not receive sufficient shareholder votes. There can be no guarantees that the Company will be successful in obtaining future shareholder approval, if necessary.

         Under all equity financing agreements entered into during August 2002, the Company paid combined placement agent fees of $445,000.

         From May 1, 2003 through June 30, 2003, investors exercised 1,303,847 warrants under the SPA in exchange for gross proceeds of $926,000 at the exercise price of $0.71 per share. As of June 30, 2003, 4,787,308 warrants were outstanding under the SPA.

                            OTHER EQUITY TRANSACTIONS

         During June 2000, the Company issued 518,672 shares of common stock to Schering A.G. in exchange for Schering A.G.'s commitment to pay for 100% of the Oncolym(R) clinical development expenses, excluding drug related costs, for the Phase I/II clinical trial, in accordance with the amended License Agreement dated March 8, 1999 (Note 9).

         On November 19, 1999, in consideration of a commitment by Swartz Private Equity, LLC ("SPE") to fund a $35,000,000 equity line financing over a three year term, the Company issued SPE a five-year warrant to purchase up to 750,000 shares of the Company's common stock at an initial exercise price of $0.46875 per share ("Commitment Warrant") subject to reset provisions as defined in the agreement. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in SPE. The Company utilized the Black-Scholes valuation model to calculate the fair value of the warrant, which was recorded as stock-based compensation in the accompanying consolidated financial statements. As of April 30, 2003, warrants to purchase up to 699,000 shares of common stock were outstanding under the Commitment Warrant.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------


         In accordance with the Company's option plans and warrant agreements, the Company has reserved approximately 32,338,000 shares of its common stock at April 30, 2003 for future issuance, calculated as follows:
                                                               Number of
                                                            shares reserved
                                                          --------------------
           Options issued and outstanding                         9,580,000
           Warrants issued and outstanding                       19,940,000
           Shares reserved under convertible debt                 2,818,000
                                                          --------------------
           Total shares reserved                                 32,338,000
                                                          ====================

11. STOCK OPTIONS AND WARRANTS

         The Company has one incentive stock option plan with outstanding options as of April 30, 2003, which was adopted in September 1996 ("1996 Plan"). The plan provides for the granting of options to purchase shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant.

         The 1996 Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of the Company's common stock. The number of shares for which options may be granted under the 1996 Plan automatically increases for all subsequent common stock issuances by the Company in an amount equal to 20% of such subsequent issuances up to a maximum of 10,000,000 options as long as the total shares allocated to the 1996 Plan do not exceed 20% of the Company's authorized stock. As a result of issuances of common stock by the Company subsequent to the adoption of the 1996 Plan, the number of shares for which options may be granted has increased to 10,000,000. Options granted generally vest over a period of four years with a maximum term of ten years. As of April 30 2003, 5,170,865 options are outstanding under the 1996 Plan and 418,062 shares were available for grant under the Company's 1996 Plan.

         During June 2002, the Company adopted a broad-based non-qualified stock option plan ("2002 Plan") for the issuance of up to 3,000,000 options. The 2002 Plan provides for the granting of options to purchase shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant. As of April 30 2003, 2,909,593 options are outstanding under the 2002 Plan and 90,407 shares were available for grant under the Company's 2002 Plan.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------


         Option activity for all option plans for each of the three years ended April 30, 2003 is as follows:

                                          2003                        2002                         2001
                               ---------------------------- -------------------------- -----------------------------
                                              WEIGHTED                    WEIGHTED                    WEIGHTED
                                              AVERAGE                     AVERAGE                     AVERAGE
                                              EXERCISE                    EXERCISE                    EXERCISE
                                 SHARES        PRICE          SHARES       PRICE        SHARES         PRICE
                                 ------        -----          ------       -----        ------         -----
      BALANCE,
      Beginning  of year       10,055,527       $1.20       7,795,402       $1.03      7,614,029        $1.42

      Granted                   1,517,800       $0.84       2,853,440       $1.58      1,127,000        $2.09

      Exercised                  (109,633)      $0.72        (535,760)      $0.66        (94,878)       $0.35

      Canceled                 (1,883,236)      $1.25         (57,555)      $1.43       (850,749)       $6.00
                               -----------                ------------                -----------
      BALANCE,
      End of year               9,580,458       $1.16      10,055,527       $1.20      7,795,402        $1.03
                               ===========                ============                ===========

         Additional information regarding options outstanding as of April 30, 2003 is as follows:

                                                     OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                           ----------------------------------------- --------------------------------------
                                            WEIGHTED AVERAGE
                                                REMAINING        WEIGHTED AVERAGE       NUMBER OF       WEIGHTED AVERAGE
 RANGE OF PER SHARE      NUMBER OF SHARES    CONTRACTUAL LIFE         PER SHARE            SHARES       PER SHARE EXERCISE
   EXERCISE PRICES         OUTSTANDING            (YEARS)          EXERCISE PRICE       EXERCISABLE            PRICE
---------------------- ------------------- -------------------- -------------------- ----------------- --------------------
 $ 0.34 - $ 0.34            2,672,681             6.65                $ 0.34              2,172,681          $ 0.34
 $ 0.49 - $ 1.00            1,980,374             7.31                $ 0.74              1,437,741          $ 0.79
 $ 1.05 - $ 1.28            2,099,003             7.45                $ 1.23              1,820,744          $ 1.25
 $ 1.38 - $ 2.48            2,210,400             7.58                $ 1.75              1,322,566          $ 1.71
 $ 2.69 - $ 5.28              618,000             7.12                $ 3.71                411,166          $ 3.77
                       -------------------                                           -----------------
 $ 0.34 - $ 5.28            9,580,458             7.21                $ 1.16              7,164,898          $ 1.11
                       ===================                                           =================

         As of April 30, 2003, warrants to purchase an aggregate of 19,939,719 shares of the Company's common stock were outstanding under the following arrangements:

                                                                     WARRANTS            WEIGHTED AVERAGE PER
DESCRIPTION OF ARRANGEMENT                                          OUTSTANDING          SHARE EXERCISE PRICE
-------------------------------------------------------------    ------------------    -------------------------
Convertible Debt (Note 8)                                            3,308,827                  $ 0.75
Common Stock Equity Line Agreement (Note 10)                         1,397,537                  $ 1.69
Financing Under November 2001 Shelf (Note 10)                        1,775,000                  $ 1.15
Financing Under Securities Purchase
    Agreement (Note 10)                                              6,091,155                  $ 0.71
Warrant issued to BTD under Termination Agreement (Note 9)           4,700,000                  $ 3.43
Warrants issued under Regulation D Subscription
    Agreement (Note 14)                                              1,843,200                  $ 0.25
Other Transactions                                                     824,000                  $ 2.34
                                                                 ------------------    -------------------------
     Total                                                          19,939,719                  $ 1.43
                                                                 ==================    =========================

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         The warrants are exercisable at prices ranging between $0.24 and $5.00 per share with an average exercise price of $1.43 per share and expire at various dates through January 31, 2007. The value of the warrants was based on a Black-Scholes formula after considering terms in the related warrant agreements.

12. SEGMENT REPORTING

         In January 2002, the Company formed its wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid"), to provide an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics.

         The Company's business is now organized into two reportable operating segments (i) Peregrine, the parent company, is engaged in the research and development of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies, and (ii) Avid, engaged in providing contract manufacturing and development of biologics to biopharmaceutical and biotechnology businesses.

         The Company primarily evaluates the performance of its segments based on net revenues and gross profit or loss. The Company has no intersegment revenues and does not segregate assets at the segment level as such information is not used by management.



         Net revenues and gross profit information for the Company's segments for fiscal year 2003 and 2002 consisted of the following:

                                                                           FISCAL YEAR ENDED APRIL 30,
                                                                              2003             2002
                                                                         --------------   --------------
        NET REVENUES:
           Licensing of research and development of
               cancer therapeutics                                       $    575,000     $   3,720,000
           Contract manufacturing and development of biologics              3,346,000            46,000
                                                                         --------------   --------------

         Total net revenues                                              $  3,921,000     $   3,766,000
                                                                         ==============   ==============

        GROSS PROFIT:
          Licensing of research and development of
               cancer therapeutics                                       $     575,000    $   3,720,000
           Contract manufacturing and development of biologics                 486,000           34,000
                                                                         --------------   --------------

         Total gross profit                                              $   1,061,000    $   3,754,000
                                                                         ==============   ==============


         Net revenues generated from Avid during fiscal year 2003 and 2002 were primarily from one customer located in Europe and one customer located in the U.S. The customer located in Europe accounted for 65% (2003) and 60% (2002) of reported revenue, and the one customer located in the U.S. accounted for 34%
(2003) and 37% (2002) of reported net revenues.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------


13. INCOME TAXES

         The provision for income taxes consists of the following for the three years ended April 30, 2003:

                                                 2003            2002           2001
                                              ------------   ------------   ------------
Provision for federal income taxes at
  statutory rate                              $(3,930,000)   $(3,984,000)   $(3,242,000)
Other                                               3,000         12,000         (2,000)
Stock-based compensation                               --       (108,000)            --
State income taxes, net of federal benefit       (347,000)      (352,000)      (286,000)
Expiration of tax credits and carryforwards       876,000        350,000        332,000
Change in valuation allowance                   3,398,000      4,082,000      3,198,000
                                              ------------   ------------   ------------
Provision                                     $        --    $        --    $        --
                                              ============   ============   ============

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets at April 30, 2003 and 2002 are as follows:

                                                            2003            2002
                                                        -------------   -------------
Net operating loss carryforwards                        $ 33,071,000    $ 29,168,000
Stock-based compensation                                   1,971,000       1,784,000
General business and research and development credits        118,000         118,000
Deferred revenue                                              74,000              --
Accrued license note payable                                      --       1,443,000
Accrued liabilities                                        1,644,000         967,000
                                                        -------------   -------------

                                                          36,878,000      33,480,000
Less valuation allowance                                 (36,878,000)    (33,480,000)
                                                        -------------   -------------
Net deferred taxes                                      $         --    $         --
                                                        =============   =============

         At April 30, 2003, the Company and its subsidiaries have federal net operating loss carryforwards of $93,220,000 and tax credit carryforwards of $118,000. During fiscal year 2003 and 2002, net operating loss carryforwards of $463,000 and $586,000 expired, respectively, with the remaining net operating losses expiring through 2023. The net operating losses of $2,787,000 applicable to its subsidiary can only be offset against future income of its subsidiary. The tax credit carryforwards generally expire in 2008 and are available to offset future taxes of the Company or its subsidiary.

         The Company also has state net operating loss carryforwards of $58,498,000, which begin to expire in fiscal year 2004. On September 11, 2002, the Governor of California signed into law new legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending April 30, 2004, it may not look to California net operating losses generated in prior years to offset taxable income for purposes of determining the applicable California income tax due, if any. Unless extended by law, this suspension will not apply to tax years beginning in 2004 and beyond.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

         Due to ownership changes in the Company's common stock, there will be limitations on the Company's ability to utilize its net operating loss carryforwards in the future. The impact of the restricted amount has not been calculated as of April 30, 2003.

14. RELATED PARTY TRANSACTIONS

         On November 19, 2001, the Company received $5,750,000 under a Common Stock Purchase Agreement in exchange for the issuance of 5,750,000 shares of its common stock and warrants to purchase up to 1,725,000 shares of common stock at an exercise price of $1.00 per share. Mr. Eric Swartz, a director of the Company, invested $500,000 of the total amount in exchange for 500,000 shares of the Company's common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $1.00 (Note 10). Subsequent to the sale, the Company was informed by The Nasdaq Stock Market that the sale of shares to a director of the Company at a discount to the market price of the Company's common stock required shareholder approval in order for the Company to be in compliance with Nasdaq Market Rule 4350. On October 22, 2002, the Company's prior sale of common stock to Mr. Eric Swartz did not receive shareholder approval due to insufficient shareholder votes. As such, the Company was required to rescind the transaction and to return the sum of $500,000 to Mr. Swartz in exchange for the 500,000 shares of common stock and the cancellation of a warrant to purchase up to 150,000 shares of common stock. During December 2002, the Company paid Mr. Swartz $508,000, which included interest calculated at the Company's money market rates.

         On December 29, 1999, Swartz Investments, LLC and BTD agreed to provide interim funding to the Company for up to $500,000 to continue the operations of the Company and to avoid the Company from filing for protection from its creditors. During this period of time, the closing stock price was $0.41 per share, the Company had a minimal amount of cash on hand, significant payables to vendors and patent attorneys, and the Company was near a time of being delisted from The NASDAQ Stock Market. During January 2000, the Company entered into the final agreement, a Regulation D Subscription Agreement, whereby the Company received $500,000 in exchange for an aggregate of 2,000,000 shares of common stock and issued warrants to purchase up to 2,000,000 shares of common stock at $0.25 per share. Mr. Eric Swartz, a member of the Board of Directors, maintains a 50% ownership in Swartz Investments, LLC. BTD is controlled by Mr. Edward J. Legere, who is also a member of the Board of Directors. As of April 30, 2003, warrants to purchase up to 1,843,200 shares of common stock were outstanding.

         During September 1995, the Company entered into an agreement with Cancer Therapeutics, Inc. whereby the Company granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People's Republic of China for a period of 10 years, subject to the major pharmaceutical company obtaining product approval within 36 months. In exchange for this right, the major pharmaceutical company would be required to fund not less than $3,000,000 for research and development expenses of Cancer Therapeutics related to Tumor Necrosis Therapy ("TNT") and the Company would retain exclusive rights to all research, product development and data outside of the People's Republic of China. The technology was then sublicensed to Shanghai Brilliance Pharmaceuticals, Inc. ("Brilliance"). In addition, the Company is entitled to receive 50% of all revenues received by Cancer Therapeutics with respect to its sublicensing of TNT to Brilliance. Cancer Therapeutics has the right to 20% of the distributed profits from Brilliance. During March 2001, the

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003 (continued)
--------------------------------------------------------------------------------

Company extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. Dr. Clive Taylor, a member of the Company's Board of Directors, owns 26% of Cancer Therapeutics and is an officer and director of Cancer Therapeutics. Dr. Taylor has abstained from voting at meetings of the Company's board of directors on any matters relating to Cancer Therapeutics or Brilliance. Through fiscal year ended April 30, 2003, Cancer Therapeutics has not derived any revenues from its agreement with Brilliance.

15. BENEFIT PLAN

         During fiscal year 1997, the Company adopted a 401(k) benefit plan (the "Plan") for all employees who are over age 21, work at least 24 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation or a maximum of $12,000. The Company made no matching contributions to the Plan since its inception.


16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial information for each of the two most recent fiscal years is as follows:

                                                                    QUARTER ENDED
                      --------------------------------------------------------------------------------------------------------------
                           APRIL       JANUARY       OCTOBER        JULY          APRIL       JANUARY       OCTOBER         JULY
                            30,          31,           31,           31,           30,           31,           31,           31,
                           2003         2003          2002          2002          2002          2002          2001          2001
                        -----------  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Net revenues .........  $ 2,314,000  $   512,000   $   621,000   $   474,000   $   391,000   $   125,000   $   125,000   $ 3,125,000

Cost of sales ........  $ 1,559,000  $   270,000   $   711,000   $   320,000   $    12,000   $        --   $        --   $        --

Gross profit (loss) ..  $   755,000  $   242,000   $   (90,000)  $   154,000   $   379,000   $   125,000   $   125,000   $ 3,125,000

Operating expenses ...  $ 2,401,000  $ 2,357,000   $ 2,910,000   $ 4,063,000   $ 6,284,000   $ 3,916,000   $ 3,266,000   $ 2,506,000

Net income (loss) ....  $(1,868,000) $(2,650,000)  $(3,190,000)  $(3,851,000)  $(5,701,000)  $(3,710,000)  $(3,026,000)  $   719,000

Basic and diluted
net income (loss)
per common share .....  $     (0.02) $     (0.02)  $     (0.03)  $     (0.03)  $     (0.06)  $     (0.03)  $     (0.03)  $      0.01


17. SUBSEQUENT EVENTS

         On June 6, 2003, the Company received gross proceeds of $2,075,000 under a Common Stock Purchase Agreement in exchange for 2,412,448 shares of its common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $0.86 per share (Note 10).

         On June 26, 2003, the Company received gross proceeds of $1,840,000 under a Common Stock Purchase Agreement in exchange for 1,599,997 shares of its common stock (Note 10).

         From May 1, 2003 through June 30, 2003, investors exercised 1,708,236 warrants under convertible debentures (Note 8) and 1,303,847 warrants under the Securities Purchase Agreement (Note 10) for gross proceeds of $1,281,000 and $926,000, respectively.



PEREGRINE PHARMACEUTICALS, INC.                                                                 SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2003
-----------------------------------------------------------------------------------------------------------

                                                       BALANCE AT       CHARGED                   BALANCE
                                                       BEGINNING     TO COSTS AND                 AT END
DESCRIPTION                                            OF PERIOD       EXPENSES    DEDUCTIONS    OF PERIOD
---------------------------------------------          ----------    -----------  -----------   -----------
Valuation reserve for note and other
receivables for the year ended April 30, 2001          $2,155,000    $       --   $ (342,000)   $1,813,000

Valuation reserve for note and other
receivables for the year ended April 30, 2002           $1,813,000   $   25,000   $  (53,000)   $1,785,000

Valuation reserve for note and other
receivables for the year ended April 30, 2003           $1,785,000   $       --   $  (81,000)   $1,704,000
