Form 10-Q
period 2003-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2003-09-15
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q


(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003
                                                         OR
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the transition period from _______________ to _______________

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO__.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
   (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
              OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.)


                       133,727,686 shares of common stock
                            as of September 10, 2003

                         PEREGRINE PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2003

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO PEREGRINE PHARMACEUTICALS, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, AVID BIOSERVICES, INC. AND VASCULAR TARGETING TECHNOLOGIES, INC.



                        PART I FINANCIAL INFORMATION PAGE

Item 1.  Financial Statements:
         Consolidated Balance Sheets at July 31, 2003 and April 30, 2003 ....  1
         Consolidated Statements of Operations for the three months ended
         July 31, 2003 and 2002 .............................................  3
         Consolidated Statement of Stockholders' Equity for the three months ended July 31, 2003 .........................................  4
         Consolidated Statements of Cash Flows for the three months ended
         July 31, 2003 and 2002 .............................................  5
         Notes to Consolidated Financial Statements .........................  6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................. 17

         Company Overview ....................................................17

         Risk Factors of Our Company .........................................23


Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........23


Item 4.  Controls and Procedures .............................................23

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings....................................................24

Item 2.  Changes in Securities and Use of Proceeds ...........................24

Item 3.  Defaults Upon Senior Securities .....................................24

Item 4.  Submission of Matters to a Vote of Security Holders .................24

Item 5.  Other Information ...................................................24

Item 6.  Exhibits and Reports on Form 8-K.....................................25

         Signatures...........................................................26


                                    PART I FINANCIAL INFORMATION
                                    ----------------------------


ITEM 1.      FINANCIAL STATEMENTS
-------      --------------------


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT JULY 31, 2003 AND APRIL 30, 2003
------------------------------------------------------------------------------------------------

                                                                   JULY 31,          APRIL 30,
                                                                     2003              2003
                                                                -------------      -------------
                                                                  UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $  8,322,000       $  3,137,000
Trade and other receivables, net of allowance for doubtful
   accounts of $60,000 (July) and $59,000 (April)                    260,000            245,000
Short-term investment                                                     --            242,000
Inventories                                                          659,000            376,000
Prepaid expenses and other current assets                            142,000            257,000
                                                                -------------      -------------

         Total current assets                                      9,383,000          4,257,000

PROPERTY:
Leasehold improvements                                               366,000            291,000
Laboratory equipment                                               1,950,000          1,936,000
Furniture, fixtures and computer equipment                           724,000            724,000
                                                                -------------      -------------

                                                                   3,040,000          2,951,000
Less accumulated depreciation and amortization                    (2,202,000)        (2,115,000)
                                                                -------------      -------------

         Property, net                                               838,000            836,000

OTHER ASSETS:
Note receivable, net of allowance of $1,630,000 (July) and
    $1,645,000 (April)                                                    --                 --
Debt issuance costs, net                                              36,000            176,000
Other                                                                130,000            130,000
                                                                -------------      -------------

         Total other assets                                          166,000            306,000
                                                                -------------      -------------

TOTAL ASSETS                                                    $ 10,387,000       $  5,399,000
                                                                =============      =============



PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT JULY 31, 2003 AND APRIL 30, 2003 (CONTINUED)
----------------------------------------------------------------------------------------------------


                                                                     JULY 31,            APRIL 30,
                                                                       2003                2003
                                                                  --------------      --------------
                                                                     UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                  $     836,000       $     560,000
Accrued clinical trial site fees                                        203,000             260,000
Accrued legal and accounting fees                                       352,000             194,000
Accrued royalties and license fees                                      184,000             149,000
Accrued payroll and related costs                                       262,000             314,000
Other current liabilities                                               262,000             300,000
Deferred revenue                                                        582,000             531,000
                                                                  --------------      --------------

         Total current liabilities                                    2,681,000           2,308,000

CONVERTIBLE DEBT, net of discount                                       115,000             760,000
DEFERRED REVENUE                                                        181,000             200,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock-$.001 par value; authorized 175,000,000 shares;
    outstanding  - 130,605,663 (July); 119,600,501 (April)              131,000             120,000
Additional paid-in capital                                          151,575,000         142,274,000
Deferred stock compensation                                            (179,000)           (257,000)
Accumulated deficit                                                (144,117,000)       (140,006,000)
                                                                  --------------      --------------

         Total stockholders' equity                                   7,410,000           2,131,000
                                                                  --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  10,387,000       $   5,399,000
                                                                  ==============      ==============

                     See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------


                                                      THREE MONTHS ENDED
                                              ----------------------------------
                                              JULY 31, 2003       JULY 31, 2002
                                              --------------      --------------

REVENUES:
Contract manufacturing revenue                $     353,000       $     474,000
License revenue                                      19,000                  --
                                              --------------      --------------
     Total revenues                                 372,000             474,000

COST AND EXPENSES:
Cost of contract manufacturing                      318,000             320,000
Research and development                          1,872,000           3,353,000
Selling, general and administrative               1,019,000             710,000
                                              --------------      --------------

     Total cost and expenses                      3,209,000           4,383,000
                                              --------------      --------------

LOSS FROM OPERATIONS                             (2,837,000)         (3,909,000)
                                              --------------      --------------

OTHER INCOME (EXPENSE):
Interest and other income                            85,000              59,000
Interest and other expense                       (1,359,000)             (1,000)
                                              --------------      --------------

NET LOSS                                      $  (4,111,000)      $  (3,851,000)
                                              ==============      ==============

WEIGHTED AVERAGE
  SHARES OUTSTANDING:
     Basic and Diluted                          124,733,593         110,275,209
                                              ==============      ==============


BASIC AND DILUTED LOSS
  PER COMMON SHARE                            $       (0.03)      $       (0.03)
                                              ==============      ==============

           See accompanying notes to consolidated financial statements



PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------



                                                                      ADDITIONAL                                          TOTAL
                                             COMMON STOCK              PAID-IN      DEFERRED STOCK    ACCUMULATED     STOCKHOLDERS'
                                        SHARES          AMOUNT         CAPITAL       COMPENSATION       DEFICIT           EQUITY
                                    ------------------------------------------------------------------------------------------------
BALANCES - May 1, 2003                119,600,501   $     120,000   $ 142,274,000   $    (257,000)   $(140,006,000)   $   2,131,000
Common stock issued for cash
  under June 6, 2003 Common Stock
  Purchase Agreement, net of
  issuance costs of $104,000            2,412,448           2,000       1,969,000              --               --        1,971,000
Common stock issued for cash
  under June 26, 2003 Common
  Stock Purchase Agreement, net
  of issuance costs of $101,000         1,599,997           2,000       1,737,000              --               --        1,739,000
Common stock issued for cash
  under July 24, 2003 Common
  Stock Purchase Agreement, net
  of issuance costs of $1,000             750,000           1,000       1,085,000              --               --        1,086,000
Common stock issued upon
  conversion of convertible debt        2,170,586           2,000       1,843,000              --               --        1,845,000
Common stock issued upon exercise
  of options and warrants, net of
  issuance costs of $133,000            4,072,131           4,000       2,667,000              --               --        2,671,000
Stock-based compensation                       --              --              --          78,000               --           78,000
Net loss                                       --              --              --              --       (4,111,000)      (4,111,000)
                                    ------------------------------------------------------------------------------------------------
BALANCES - July 31, 2003              130,605,663   $     131,000   $ 151,575,000   $    (179,000)   $(144,117,000)   $   7,410,000
                                    ================================================================================================

                                    See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED JULY 31,
                                                                         2003              2002
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(4,111,000)      $(3,851,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                         87,000            93,000
    Stock-based compensation                                              78,000           151,000
    Amortization of discount on convertible debt and debt
     issuance costs                                                    1,340,000                --
Changes in operating assets and liabilities:
  Trade and other receivables                                            (15,000)         (289,000)
  Short-term investment                                                  242,000                --
  Inventories                                                           (283,000)          (71,000)
  Prepaid expenses and other current assets                              115,000          (116,000)
  Accounts payable                                                       276,000           392,000
  Deferred revenue                                                        32,000           141,000
  Accrued clinical trial site fees                                       (57,000)          (63,000)
  Other accrued expenses and current liabilities                         103,000            70,000
                                                                     ------------      ------------

         Net cash used in operating activities                        (2,193,000)       (3,543,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                                    (89,000)         (107,000)
Decrease in other assets                                                      --             4,000
                                                                     ------------      ------------

         Net cash used in investing activities                           (89,000)         (103,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance
  costs of $339,000                                                    7,467,000                --
Principal payments on notes payable                                           --           (18,000)
                                                                     ------------      ------------
         Net cash provided by (used in) financing activities           7,467,000           (18,000)
                                                                     ------------      ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   5,185,000        (3,664,000)

CASH AND CASH EQUIVALENTS, beginning of period                         3,137,000         6,072,000
                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                             $ 8,322,000       $ 2,408,000
                                                                     ============      ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired in exchange for note payable                       $        --       $    82,000
                                                                     ============      ============

                          See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. ("Peregrine") and its wholly-owned subsidiaries, Avid Bioservices, Inc. ("Avid"), and Vascular Targeting Technologies, Inc. (collectively the "Company"). All intercompany balances and transactions have been eliminated.

         As of July 31, 2003, the Company had $8,322,000 in cash and cash equivalents on hand. The Company has expended substantial funds on the development of its product candidates and for clinical trials and it has incurred negative cash flows from operations for the majority of its years since inception. The Company expects negative cash flows from operations to continue until it is able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of its products under development.

         Revenues earned by Avid during the three months ended July 31, 2003 amounted to $353,000. The Company expects that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although the Company expects those near term revenues will be insufficient to cover consolidated cash flows used in operations. As such, the Company will continue to need to raise additional capital to provide for its operations, including the anticipated development and clinical trial costs of Cotara(TM), the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of the Company's manufacturing capabilities.

         Assuming the Company does not raise any additional capital from financing activities or from the sale or licensing of its technologies, the Company believes it has sufficient cash on hand to meet its obligations on a timely basis through at least its fiscal year 2004 excluding any revenues expected to be generated from Avid's operations.

         In addition to equity financing, the Company is actively exploring various other sources of cash by leveraging its many assets. The transactions being explored by the Company for its technologies include licensing, partnering or the sale of Cotara(TM) and Oncolym(R), divesting all radiopharmaceutical based technologies, including Oncolym(R), Cotara(TM) and radiopharmaceutical uses of VTA's, and licensing or partnering the Company's various VEA and VTA based technology uses.

         In addition to the potential licensing, partnering or sale of the Company's technologies to raise capital, the Company is also exploring a possible strategic transaction related to its subsidiary, Avid. In this regard, the Company is exploring the possibility of partnering, or a complete sale of Avid as a means of raising additional capital. The Company has not classified the related assets as held for sale in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, since the Company is strictly exploring the possibility of a partnering or sale arrangement and the partnering or sale of the asset is not currently probable under Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), ACCOUNTING FOR CONTINGENCIES.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         There can be no assurances that the Company will be successful in raising sufficient capital on terms acceptable to it, or at all (from either debt, equity or the licensing, partnering or sale of technology assets and/or the sale of all or a portion of Avid), or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to sustain its operations beyond its fiscal year 2004.

         The accompanying interim consolidated financial statements are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at July 31, 2003, and the consolidated results of its operations and its consolidated cash flows for the three month periods ended July 31, 2003 and 2002. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities Exchange Act of 1934. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2003, which was filed with the Securities and Exchange Commission on July 29, 2003. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

         SHORT-TERM INVESTMENTS - The Company classifies its short-term investments as trading securities under the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS No. 115 considers trading securities as securities that are bought with the intention of being sold in the near term for the general purpose of realizing profits. Trading securities are recorded at fair market value and gains and losses on trading securities are included in interest and other income in the accompanying consolidated financial statements.

         INVENTORIES - Inventories are stated at the lower of cost or market and primarily includes raw materials, direct labor and overhead costs associated with our wholly-owned subsidiary, Avid. Inventories consist of the following at July 31, 2003 and April 30, 2003:

                                 JULY 31,     APRIL 30,
                                   2003          2003
                                ---------     ---------
         Raw materials          $165,000      $205,000
         Work-in-process         494,000       171,000
                                ---------     ---------

         Total Inventories      $659,000      $376,000
                                =========     =========

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         CONCENTRATIONS OF CREDIT RISK - The majority of trade and other receivables are from customers in the United States, Europe and Israel. Most contracts require up-front payments and progress payments as the contract progresses. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral, but can terminate the contract if a material default occurs. Reserves are maintained for potential credit losses, and such losses have been minimal and within management's estimates.

         DEFERRED REVENUE - Deferred revenue primarily consists of up-front contract fees received in advance under contract manufacturing and development agreements and up-front license fees received under technology license agreements. Deferred revenue is generally recognized once the service has been provided, all obligations have been met and/or upon shipment of the product to the customer.

         REVENUE RECOGNITION - The Company currently derives revenues primarily from licensing agreements associated with Peregrine's technologies under development and from contract manufacturing services provided by Avid.

         The Company recognizes revenues pursuant to Staff Accounting Bulletin No. 101 ("SAB No. 101"), REVENUE RECOGNITION. The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Revenue is generally realized or realizable and earned when
(i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

         Revenues associated with licensing agreements primarily consist of nonrefundable up-front license fees and milestone payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Nonrefundable up-front license fees, whereby ongoing involvement or performance obligations exist, are generally recorded as deferred revenue and generally recognized as revenue over the term of the performance obligation or relevant agreement. Under some license agreements, the obligation period may not be contractually defined. Under these circumstances, the Company exercises judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

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

         RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense when incurred in accordance with Statement of Financial Accounting Standards No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of the Company's technologies under development, (iii) the costs to manufacture the product candidates, including raw materials and supplies, (iv) expenses for research and services rendered under outside contracts, including sponsored research funding, and (v) facilities expenses.

         BASIC AND DILUTIVE NET LOSS PER COMMON SHARE - Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of options, warrants and convertible instruments. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive, there was no difference between basic and diluted loss per share amounts for the three months ended July 31, 2003 and July 31, 2002. The Company has excluded the dilutive effect of the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period because their effect was antidilutive since the Company reported a net loss in the periods presented:

                                                                         THREE MONTHS ENDED
                                                                ----------------------------------
                                                                 JULY 31, 2003      JULY 31, 2002
                                                                ---------------    ---------------
         Common stock equivalent shares assuming issuance of
           shares represented by outstanding stock options
           and warrants utilizing the treasury stock method          8,686,616          6,182,010

         Common stock equivalent shares assuming issuance of
           shares upon conversion of convertible debt
           utilizing the if-converted method                         1,408,769                 --
                                                                ---------------    ---------------
         Total                                                      10,095,385          6,182,010
                                                                ===============    ===============

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         Weighted average outstanding options and warrants to purchase up to 10,393,778 and 8,517,174 shares of common stock for the three months ended July 31, 2003 and July 31, 2002, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

         During August 2003, the Company sold 2,682,025 shares of its common stock under two separate financing transactions (Note 10), which numbers have been excluded from basic and dilutive net loss per common share for the three months ended July 31, 2003.

         STOCK-BASED COMPENSATION - In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which the Company adopted on February 1, 2003. SFAS No. 148 amends SFAS No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the provisions of SFAS No. 123. As SFAS No. 123 permits, the Company elected to continue accounting for its employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations. APB No. 25 requires compensation expense to be recognized for stock options when the market price of the underlying stock exceeds the exercise price of the stock option on the date of the grant.

         The Company utilizes the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly no compensation expense has been recognized for the options in the accompanying consolidated financial statements for the three months ended July 31, 2003 and July 31, 2002. Had the Company used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:


                                                                   THREE MONTHS ENDED JULY 31,
                                                                 ------------------------------
                                                                     2003              2002
                                                                 ------------      ------------
Net loss, as reported                                            $(4,111,000)      $(3,851,000)
Stock-based employee compensation cost that would have been
    included in the determination of net loss if the fair
    value based method had been applied to all awards               (209,000)         (466,000)
                                                                 ------------      ------------
Pro forma net loss as if the fair value based method had
    been applied to all awards                                   $(4,320,000)      $(4,317,000)
                                                                 ============      ============

Basic and diluted net loss per share, as reported                $     (0.03)      $     (0.03)
                                                                 ============      ============

Basic and diluted net loss per share, pro forma                  $     (0.03)      $     (0.04)
                                                                 ============      ============

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         Stock-based compensation expense recorded during each of the three months ended July 31, 2003 and July 31, 2002 primarily relates to stock option grants made to consultants and has been measured utilizing the Black-Scholes option valuation model. Stock-based compensation expense recorded during the three months ended July 31, 2003 and 2002 amounted to $78,000 and $151,000, respectively, and is being amortized over the estimated period of service or related vesting period.

         RECENT ACCOUNTING PRONOUNCEMENTS. In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No.143 on May 1, 2003, which had no material impact on its consolidated financial position and results of operations.

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

3.       SHORT-TERM INVESTMENT

         During March 2003, the Company received 61,653 shares of SuperGen, Inc. common stock under a license agreement with SuperGen, Inc. dated February 13, 2001. The Company accounts for its short-term investment at fair value as trading securities in accordance with SFAS No. 115. The cost basis of the common stock was $200,000. During the quarter ended July 31, 2003, the Company sold all 61,653 shares of common stock of SuperGen, Inc. for gross proceeds of $271,000. The realized gain of $71,000 related to the short-term investment is included in interest and other income in the accompanying consolidated financial statements for the quarter ended July 31, 2003.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

4.       NOTE RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company defaults under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five (5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, the Company did not have sufficient cash on hand to meet its obligations on a timely basis and was operating at significantly reduced levels. In addition, at that time, if the Company could not raise additional cash by December 31, 1999, the Company may have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. The Company reduces the reserve as payments are received and records the reduction as interest and other income in the accompanying consolidated statements of operations. Due to the uncertainty of the Company's capital resources beyond its current fiscal year, the carrying value of the note receivable approximates its fair value at July 31, 2003. The Company has received all payments through September 2003.

         The following represents a rollforward of the allowance of the Company's note receivable for the three months ended July 31, 2003:

         Allowance balance, April 30, 2003                 $   1,705,000
         Principal payments received                             (15,000)
                                                           --------------
         Allowance balance, July 31, 2003                  $   1,690,000
                                                           ==============

5.       CONVERTIBLE DEBT

         On August 9, 2002, the Company entered into a private placement with four investors under a Securities Purchase Agreement ("Debt SPA"), whereby the Company issued Convertible Debentures ("Debenture") for gross proceeds of $3,750,000. The Debenture earns interest at a rate of 6% per annum payable in cash semi-annually each June 30th and December 31st, and mature in August 2005. Under the terms of the Debenture, the principal amount is convertible, at the option of the holder, into a number of shares of common stock of the Company calculated by dividing the unpaid principal amount of the Debenture by the initial conversion price of $0.85 per share ("Conversion Price"). If the Company enters into any financing transaction before March 9, 2004 at a per share price less than the Conversion Price, the Conversion Price will be reset to the lower price for all outstanding Debentures. If the Company defaults under the provisions of the Debt SPA, as defined in the agreement, which includes but is not limited to, the default of an interest payment, the principal amount of the Debenture becomes immediately due and payable.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         In accordance with EITF 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, the Company initially recorded its convertible debt net of discount of (i) the relative fair value of the warrants issued in the amount of $1,321,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,143,000. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount associated with unconverted debentures and warrants are amortized on a straight-line basis over the term of the Debenture and related warrants, which approximates the effective interest method, and the amortization is recorded as interest and other expense in the accompanying consolidated statements of operations. Upon conversion of any debentures and/or warrants, the entire unamortized debt discount remaining at the date of conversion that is associated with the converted debentures and/or warrants are immediately recognized as a non-cash interest expense. During the quarter ended July 31, 2003, the Company recognized $1,200,000 in non-cash interest expense associated with the conversion of convertible debt and related warrants, which amount was included in interest and other expense in the accompanying consolidated statements of operations.

         The convertible debt balance, net of discount, was $115,000 at July 31, 2003, calculated as follows:

         Principal Balance of Convertible Debt
         -------------------------------------
         Convertible Debentures, April 30, 2003                   $   2,395,000
         Conversions, quarter ended July 31, 2003                    (1,845,000)
                                                                  --------------
         Convertible Debentures, July 31, 2003                          550,000
                                                                  --------------

         Discount on Convertible Debt
         ----------------------------
         Convertible debt discount, April 30, 2003                    1,635,000
         Discount amortized, quarter ended July 31, 2003             (1,200,000)
                                                                  --------------
         Convertible debt discount, July 31, 2003                       435,000
                                                                  --------------

         Convertible debt, net of discount, July 31, 2003         $     115,000
                                                                  ==============

         During the quarter ended July 31, 2003, debenture holders elected to convert an aggregate principal amount of $1,845,000 of the outstanding convertible debt in exchange for 2,170,586 shares of common stock at the conversion price of $0.85 per share.

         During the month ended August 31, 2003, debenture holders elected to convert an additional principal amount of $150,000 of outstanding convertible debt in exchange for 176,471 shares of common stock at the conversion price of $0.85 per share. The unconverted principal balance of the convertible debt at August 31, 2003 was $400,000.

         Under the Debt SPA, each Debenture holder was granted a detachable warrant equal to 75% of the quotient obtained by dividing the principal amount of the Debentures by the Conversion Price or an aggregate of 3,308,827 warrants. The detachable warrants have a 4-year term with an exercise price of $0.75 per share. During the quarter ended July 31, 2003, investors exercised 2,244,120 warrants under the Debt SPA in exchange for gross proceeds of $1,683,000 at the exercise price of $0.75 per share (Note 9).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         In connection with the convertible debentures issued on August 9, 2002, the Company incurred approximately $363,000 in debt issuance costs, including placement agent fees of $318,000, which are being amortized on a straight-line basis over the life of the Debentures, which approximates the effective interest method. Upon conversion of any debentures, the unamortized debt issuance costs remaining at the date of conversion which were allocated to the converted debentures is immediately recognized as non-cash interest expense. During the quarter ended July 31, 2003, the Company expensed $140,000 in debt issuance costs included in interest and other expense in the accompanying consolidated statements of operations. At July 31, 2003, the unamortized balance of debt issuance costs of $36,000 was included in other assets in the accompanying consolidated financial statements.

6.       LICENSING

         During December 2002, the Company granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under its Vascular Targeting Agent ("VTA") technology. Under the terms of the agreement, the Company received an up-front payment of $300,000, of which, $256,000 was included in deferred revenue at July 31, 2003, in accordance with SAB No. 101. Deferred license revenue is amortized over the term of the remaining obligations as stated in the agreement. In addition, the Company could also receive future milestone payments and a royalty on net sales, as defined in the agreement. Under the same agreement, the Company granted Schering A.G. an option to obtain certain non-exclusive rights to the VTA technology with predetermined up-front fees and milestone payments as defined in the agreement.

7.       SEGMENT REPORTING

         The Company's business is organized into two reportable operating segments (i) Peregrine, the parent company, is engaged in the research and development of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies, and (ii) Avid, is engaged in providing contract manufacturing and development of biologics to biopharmaceutical and biotechnology businesses.

         The Company primarily evaluates the performance of its segments based on net revenues and gross profit or loss. The Company has no intersegment revenues and does not segregate assets at the segment level as such information is not used by management.

         Net revenues and gross profit information for the Company's segments for the three months ended July 31, 2003 and 2002 consisted of the following:

                                                           THREE MONTHS ENDED
                                                                JULY 31,
                                                          ----------------------
                                                             2003         2002
                                                          ---------    ---------
NET REVENUES:
    Research and development of cancer therapeutics       $ 19,000     $     --
    Contract manufacturing and development of biologics    353,000      474,000
                                                          ---------    ---------

         Total net revenues                               $372,000     $474,000
                                                          =========    =========

GROSS PROFIT:
    Research and development of cancer therapeutics       $ 19,000     $     --
    Contract manufacturing and development of biologics     35,000      154,000
                                                          ---------    ---------

         Total gross profit                               $ 54,000     $154,000
                                                          =========    =========

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


         For the three months ended July 31, 2003, one customer located in Israel accounted for 68% of reported net revenues, one customer located in Europe accounted for 14% of reported net revenues and one customer located in the U.S. accounted for 13% of reported net revenues.

         For the three months ended July 31, 2002, one customer located in Europe accounted for 87% of reported net revenues and one customer located in the U.S. accounted for 8% of reported net revenues.

8.       STOCKHOLDERS' EQUITY

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

         On June 6, 2003, the Company received gross proceeds of $355,000 under a Common Stock Purchase agreement in exchange for approximately 412,445 shares of its common stock. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $18,000. As of July 31, 2003, 87,555 shares of common stock were available for issuance under the November 2001 Shelf. All warrants were issued under the November 2001 Shelf as of July 31, 2003.

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

         On June 6, 2003, the Company received gross proceeds of $1,720,000 under a Common Stock Purchase Agreement in exchange for 2,000,003 shares of its common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $0.86 per share ("June 6, 2003 Financing"). The warrants have a four year term and are exercisable at an exercise price of $0.86 per share. The fair value of the warrants were recorded as a cost of equity based on a Black-Scholes valuation model after considering the terms in the related warrant agreement. The warrants were issued under the November 2001 Shelf. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $86,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         On June 26, 2003, the Company received gross proceeds of $1,840,000 under a Common Stock Purchase Agreement in exchange for 1,599,997 shares of its common stock ("June 26, 2003 Financing"). Under the same arrangement, the Company granted the investors a six-month option to purchase up to 1,599,997 additional shares of common stock from the Company under the same terms as this offering. The fair value of the option was recorded as a cost of equity based on a Black-Scholes valuation model after considering terms in the related agreement. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $92,000. During August 2003, the investors had elected to purchase 1,432,025 shares of the Company's common stock under the six-month option in exchange for gross proceeds of $1,647,000. As of August 31, 2003, 167,972 shares of the Company's common stock were reserved for under the six-month option.

         On July 24, 2003, the Company entered into a Common Stock Purchase Agreement with one institutional investor whereby the Company agreed to sell from time to time, at the Company's option, up to an aggregate of 2,000,000 shares of the Company's common stock at the per share price of $1.45 ("July 24, 2003 Financing"). As of July 31, 2003, the Company sold and issued 750,000 shares of its common stock to the institutional investor for gross proceeds of $1,087,000. Subsequent to the quarter ended July 31, 2003, the Company sold and issued the remaining 1,250,000 shares of the Company's common stock under the July 24, 2003 Financing to the investor for gross proceeds of $1,813,000. The Company paid no commissions in connection with this offering.

         As of August 31, 2003, 2,967,975 shares of common stock were available for issuance under the March 2003 Shelf.

9.       WARRANTS

         During the quarter ended July 31, 2003, the Company received net proceeds of $2,521,000 upon the exercise of 3,780,512 warrants on a combined cash and cashless basis in exchange for the issuance of 3,755,892 shares of the Company's common stock, including the 2,244,120 warrants exercised under the Debt SPA (Note 5). As of July 31, 2003, warrants to purchase 16,309,207 were issued and outstanding.

10.      SUBSEQUENT EVENT

         During August 2003, the Company received gross proceeds of $1,647,000 upon the exercise of the option granted under the June 26, 2003 Financing in exchange for 1,432,025 shares of its common stock at an exercise price of $1.15 per share (Note 8).

         During August 2003, the Company received gross proceeds of $1,813,000 under the July 24, 2003 Financing in exchange for 1,250,000 shares of its common stock at a purchase price of $1.45 per share (Note 8).

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

         The following discussion is included to describe the Company's financial position and results of operations for the three months ended July 31, 2003 compared to the same period in the prior year. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion. In addition, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2003, which was filed with the Securities and Exchange Commission on July 29, 2003. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

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

         Peregrine's main focus is on the development of its collateral targeting agent technologies. Collateral targeting agents typically use antibodies that bind to or target components found in or on most solid tumors. An antibody is a molecule that humans and other animals create in response to disease. In pre-clinical and/or clinical studies, these collateral targeting antibodies are capable of targeting and delivering therapeutic killing agents that kill cancerous tumor cells. We currently have exclusive rights to over 80 issued U.S. and foreign patents protecting various aspects of our technology and have additional pending patent applications that we believe will further strengthen our patent position. Our three collateral targeting technologies are known as Tumor Necrosis Therapy ("TNT"), Vascular Targeting Agents ("VTA's") and Vasopermeation Enhancement Agents ("VEA's"). Our VTA and VEA technologies are currently in preclinical development. Our first TNT-based product, Cotara(TM), is currently in a Phase I clinical study at Stanford University Medical Center for the treatment of colorectal, pancreatic and soft-tissue sarcoma cancers. In addition, during February 2003, we received protocol approval from the U.S. Food and Drug Administration ("FDA") to initiate a registration clinical study using Cotara(TM) for the treatment of brain cancer. We do not anticipate treating any additional brain cancer patients while we actively seek a licensing partner for the Cotara(TM) program under the approved registration trial.

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

                              RESULTS OF OPERATIONS

NET LOSS:
---------
                                         THREE MONTHS ENDED JULY 31,
                        ----------------------------------------------------------------
                               2003                  2002                 $ CHANGE
                        -------------------    ------------------    -------------------
                                                (in thousands)
         NET LOSS            ($4,111)              ($3,851)                $ 260

         The increase in our reported net loss of $260,000 for the three months ended July 31, 2003 compared to the same period in the prior year is due to a decrease in total revenues of $102,000 combined with an increase in interest and other expense of $1,358,000. These amounts were offset by a decrease in total cost and expenses of $1,174,000 and a $26,000 increase in interest and other income.

TOTAL REVENUES:
---------------

                                        THREE MONTHS ENDED JULY 31,
                        ----------------------------------------------------------------
                               2003                  2002                 $ CHANGE
                        -------------------    ------------------    -------------------
                                                 (in thousands)
         TOTAL REVENUES       $ 372                  $ 474                ($ 102)

         The decrease in total revenues of $102,000 during the three months ended July 31, 2003 compared to the same period in the prior year is due to a decrease in contract manufacturing revenue of $121,000 offset by an increase in license revenue of $19,000.

         The decrease in contract manufacturing revenue of $121,000 during the three months ended July 31, 2003 compared to the same period in the prior year is primarily due to the timing of contract manufacturing services performed by our wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid"). We expect contract manufacturing revenue to increase during the remainder of the current fiscal year based on the anticipated completion of projects under our current contract manufacturing agreements. In addition to our current contract manufacturing agreements, Avid currently has numerous outstanding project proposals with various potential customers, however, we cannot estimate nor can we determine the likelihood that we will be successful in converting any of these proposals into definitive agreements during the remainder of the current fiscal year.

         The increase in license revenue of $19,000 during the three months ended July 31, 2003 compared to the same period in the prior year is due to the amortization of deferred license revenue associated with the up-front license fee of $300,000 received under a license agreement we entered into with Schering A.G. during fiscal year 2003. Although we are in various pre-contract stages of licensing discussions with third parties for our technologies under development, we cannot estimate nor can we determine the likelihood that we will be successful in entering into any definitive license agreements during the remainder of the current fiscal year.


TOTAL COST AND EXPENSES:
------------------------

                                                                THREE MONTHS ENDED JULY 31,
                                               ----------------------------------------------------------------
                                                      2003                  2002                 $ CHANGE
                                               -------------------    ------------------    -------------------
                                                                        (in thousands)
         TOTAL COST AND EXPENSES                    $ 3,209                $ 4,383              ($ 1,174)

         The decrease in total cost and expenses of $1,174,000 during the three months ended July 31, 2003 compared to the same prior year period is due to a decrease in research and development expenses of $1,481,000 combined with a decrease in the cost of contract manufacturing of $2,000. These amounts were offset by a $309,000 increase in selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES:
----------------------------------

                                                                THREE MONTHS ENDED JULY 31,
                                               ----------------------------------------------------------------
                                                      2003                  2002                 $ CHANGE
                                               -------------------    ------------------    -------------------
                                                                        (in thousands)
         RESEARCH AND DEVELOPMENT                   $ 1,872                $ 3,353              ($ 1,481)

         The decrease in research and development expenses of $1,481,000 during the three months ended July 31, 2003 compared to the same period in the prior year was primarily due to a decrease in clinical trial program and pre-clinical development expenses combined with the allocation of labor and overhead expenses to cost of sales and inventories in relation to contract manufacturing services provided by Avid to outside customers. The reduction in clinical trial costs is primarily due to expenses incurred in the prior year quarter ended July 31, 2002 associated with seeking protocol approval from the Food and Drug Administration and start-up activities primarily related to a European investigator meeting held to support a previously planned registration clinical trial for the treatment of brain cancer using Cotara(TM), for which we are now seeking a licensing partner. In connection with our focused efforts on licensing our products under development, we reduced our patient fees and related expenses during the current quarter. The decrease in pre-clinical development expenses is primarily due to a decrease in sponsored research funding paid to the University of Southern California. This current quarter decrease in pre-clinical development expenses was offset by an increase in patent legal fees and drug development expenses associated with our Vascular Targeting Agent technologies.

         The following represents the research and development expenses ("R&D Expenses") we have incurred by each major platform technology under development:


                                             R&D EXPENSES-    R&D EXPENSES-
          PLATFORM TECHNOLOGY UNDER          QUARTER ENDED    MAY 1, 1998 TO
                 DEVELOPMENT                 JULY 31, 2003    JULY 31, 2003
         -----------------------------       -------------    -------------
         TNT development (Cotara(TM))        $   892,000      $24,175,000
         VEA development                         113,000        3,723,000
         VTA development                         836,000        6,170,000
         Oncolym(R)development                    31,000       13,229,000
                                             ------------     ------------
         Total research and development      $ 1,872,000      $47,297,000
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

         Looking beyond the current fiscal year, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

         o The uncertainty of our capital resources to fund research, development and clinical studies beyond the current fiscal year;
         o The uncertainty of future costs associated with our pre-clinical candidates, Vasopermeation Enhancement Agents and Vascular Targeting Agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development;
         o        The uncertainty of future clinical trial results;
         o The uncertainty of the number of patients to be treated in any clinical trial;
         o The uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;
         o The uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates.
         o        The uncertainty of terms related to potential future
                  partnering or licensing arrangements; and
         o The uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
---------------------------------------------

                                                                THREE MONTHS ENDED JULY 31,
                                               ----------------------------------------------------------------
                                                      2003                  2002                 $ CHANGE
                                               -------------------    ------------------    -------------------
                                                                        (in thousands)

         SELLING, GENERAL AND ADMINISTRATIVE        $ 1,019                 $ 710                 $ 309

         The increase in selling, general and administrative expenses of $309,000 during the three months ended July 31, 2003 compared to the same period in the prior year is primarily due to an increase in director fees associated with increased oversight responsibilities mandated by the Sarbanes-Oxley Act of 2002. Prior to the current fiscal year, directors did not receive any cash compensation other than the reimbursement of expenses. The increase in selling, general and administrative expenses was further supplemented by an increase in business development activities associated with Avid and our efforts to license our technologies under development.

INTEREST AND OTHER INCOME:
--------------------------

                                                                THREE MONTHS ENDED JULY 31,
                                               ----------------------------------------------------------------
                                                      2003                  2002                 $ CHANGE
                                               -------------------    ------------------    -------------------
                                                                        (in thousands)
         INTEREST AND OTHER INCOME                    $ 85                  $ 59                   $ 26

         The increase in interest and other income of $26,000 during the three months ended July 31, 2003 compared to the same period in the prior year is primarily due to the realized gain associated with the sale of our short-term investment during the current quarter.

INTEREST AND OTHER EXPENSE:
---------------------------

                                                                THREE MONTHS ENDED JULY 31,
                                               ----------------------------------------------------------------
                                                      2003                  2002                 $ CHANGE
                                               -------------------    ------------------    -------------------
                                                                        (in thousands)
         INTEREST AND OTHER EXPENSE                 $ 1,359                  $ 1                 $ 1,358

         The increase in interest and other expense of $1,358,000 during the three months ended July 31, 2003 compared to the same period in the prior year is primarily due to an increase in non-cash interest expense associated with the amortization of the convertible debt discount related to the current quarter conversions of convertible debt issued during August 2002 combined with the amortization of related debt issuance costs.


                         LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2003, we had $8,322,000 in cash and cash equivalents. During August 2003, we raised an additional $3,460,000 in gross proceeds in exchange for 2,682,025 shares of our common stock (as further explained in our notes to the consolidated financial statements contained herein). As of August 31, 2003, we had $10,438,000 in cash and cash equivalents. We have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated from Avid.

         During the current quarter ended July 31, 2003, cash used in operating activities decreased $1,350,000 to $2,193,000 compared to $3,543,000 for the three months ended July 31, 2002. Cash used in investing activities decreased $14,000 to $89,000 for the three months ended July 31, 2003 compared to $103,000 for the three months ended July 31, 2002. Cash provided by financing activities increased $7,485,000 to $7,467,000 for the three months ended July 31, 2003 compared to cash used of $18,000 for the same prior year period. The increase in cash provided by financing activities was due to $7,467,000 in proceeds received from the sale of our common stock and the exercise of options and warrants during the quarter ended July 31, 2003.

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

         Revenues earned by Avid during the three months ended July 31, 2003 amounted to $353,000. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover consolidated cash flows used in operations. As such, we will continue to need to raise additional capital to provide for our operations, including the anticipated development and clinical costs of Cotara(TM), the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of Avid's manufacturing capabilities.

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

         In addition to licensing, partnering or the divestiture of some of our technologies to raise capital, we are also exploring a possible strategic transaction related to our subsidiary, Avid Bioservices, Inc. In this regard, we are exploring the possibility to partner or a complete sale of Avid as a means of raising additional capital.

         There can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

                                   COMMITMENTS

         At July 31, 2003, we had no material capital commitments, although we have significant obligations under license agreements which are contingent on clinical trial development milestones.

                           RISK FACTORS OF OUR COMPANY

         The biotechnology industry includes many risks and challenges. Our challenges may include, but are not limited to: uncertainties associated with completing pre-clinical and clinical trials for our technologies; the significant costs to develop our products as all of our products are currently in development, pre-clinical studies or clinical trials and no revenue has been generated from commercial product sales; obtaining additional financing to support our operations and the development of our products; obtaining regulatory approval for our technologies; complying with governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs and general economic conditions. A more detailed discussion regarding our industry and business risk factors can be found in our Annual Report on Form 10-K for the year ended April 30, 2003, as filed with the Securities and Exchange Commission on July 29, 2003.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------         ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at July 31, 2003, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.         CONTROLS AND PROCEDURES
-------         -----------------------

         The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2003, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2003.

         There have been no changes in the Company's internal control over financial reporting, during the three months ended July 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                            PART II OTHER INFORMATION
                            -------------------------


ITEM 1.     LEGAL PROCEEDINGS.  None.
-------     ------------------

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------     ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period of May 1, 2003 through July 31, 2003 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         On June 18, 2003, the Company issued 14,124 shares of common stock to one institutional investor upon the cashless exercise of 16,854 warrants under the Common Stock Equity Line, which was exhausted and terminated during fiscal year 2002.

         On June 18, 2003, the Company issued 141,310 shares of common stock to one institutional investor upon the cashless exercise of 163,200 warrants. The warrants were issued in conjunction with a Regulation D Subscription Agreement entered into during January 2000.

         On various dates during the quarter ended July 31, 2003, debenture holders elected to convert an aggregate of $1,845,000 of the outstanding convertible debt in exchange for approximately 2,170,586 shares of common stock at the conversion price of $0.85 per share. The convertible debentures were issued in conjunction with a Securities Purchase Agreement ("SPA") entered into during August 2002.

         On various dates during the quarter ended July 31, 2003, the Company issued 2,244,120 shares of common stock to debenture holders upon the exercise of 2,244,120 warrants at an exercise price of $0.75 per share. The warrants were issued in conjunction with the SPA entered into during August 2002.

         On various dates during the quarter ended July 31, 2003, the Company issued 1,303,847 shares of common stock to two investors upon the exercise of 1,303,847 warrants at an exercise price of $0.71 per share. The warrants were issued in conjunction with the SPA entered into during August 2002

         The issuances of the securities of the Company in the above transactions were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipient of such securities either received adequate information about the Company or had access, through employment or other relationships with the Company, to such information.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.   None.
-------     --------------------------------

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.
-------     ----------------------------------------------------

ITEM 5.     OTHER INFORMATION.   None.
-------     ------------------

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K.
-------     --------------------------------

         (a)  Exhibits:

              10.87 Common Stock Purchase Agreement dated June 6, 2003 between Registrant and eight institutional investors.

              10.88 Common Stock Purchase Agreement dated June 6, 2003 between Registrant and one institutional investor.

              10.89 Common Stock Purchase Agreement dated June 26, 2003 between Registrant and seven institutional investors.

              10.90 Common Stock Purchase Agreement dated July 24, 2003 between Registrant and one institutional investor.

              31.1   Certification of the Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2   Certification of the Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

              32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)  Reports on Form 8-K:

              (i) Current report on Form 8-K as filed with the Commission on June 10, 2003 reporting the Company completed a financing transaction with eight institutional investors for aggregate gross proceeds of $2.07 million.

              (ii) Current report on Form 8-K as filed with the Commission on June 30, 2003 reporting the Company completed a financing transaction with seven institutional investors for aggregate gross proceeds of $1.8 million.

              (iii) Current report on Form 8-K as filed with the Commission on July 3, 2003 reporting the Company's financial results for the fiscal year ended April 30, 2003 and its operational highlights.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PEREGRINE PHARMACEUTICALS, INC.



                                          By:   /s/ Steven W. King
                                                --------------------------------
                                                Steven W. King
                                                President & Chief Executive
                                                Officer



                                                /s/ Paul J. Lytle
                                                --------------------------------
                                                Paul J. Lytle
                                                Chief Financial Officer (signed
                                                both as an officer duly
                                                authorized to sign on behalf of
                                                the Registrant and principal
                                                financial officer and chief
                                                accounting officer)