Form 10-Q
period 2003-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2003-12-15
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003
                                       OR

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


                       137,712,714 shares of common stock
                             as of December 10, 2003

                         PEREGRINE PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2003

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS FORM ON 10-Q REFERS TO PEREGRINE PHARMACEUTICALS, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, AVID BIOSERVICES, INC. AND VASCULAR TARGETING TECHNOLOGIES, INC.


                                  PART I FINANCIAL INFORMATION                      PAGE
Item 1.  Financial Statements:
         Consolidated Balance Sheets at October 31, 2003 and April 30, 2003 .......   1
         Consolidated  Statements of Operations for the three and six months
           ended October 31, 2003 and 2002 ........................................   3
         Consolidated Statement of Stockholders' Equity for the six months
           ended October 31, 2003..................................................   4
         Consolidated Statements of Cash Flows for the six months ended
           October 31, 2003 and 2002...............................................   5
         Notes to Consolidated Financial Statements ...............................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..................................................  19

         Company Overview .........................................................  19

         Risk Factors of Our Company ..............................................  25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............  25

Item 4.  Controls and Procedures ..................................................  25

                               PART II OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................  26

Item 2.  Changes in Securities and Use of Proceeds ................................  26

Item 3.  Defaults Upon Senior Securities ..........................................  26

Item 4.  Submission of Matters to a Vote of Security Holders ......................  26

Item 5. Other Information .........................................................  27

Item 6. Exhibits and Reports on Form 8-K...........................................  27

        Signatures.................................................................  28



                                           i

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT OCTOBER 31, 2003 AND APRIL 30, 2003
---------------------------------------------------------------------------------------------

                                                                 OCTOBER 31,      APRIL 30,
                                                                    2003            2003
                                                                -------------   -------------
                                                                  UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $ 11,276,000    $  3,137,000
Trade and other receivables, net of allowance for doubtful
  accounts of $62,000 (October) and $59,000 (April)                  374,000         245,000
Short-term investment                                                     --         242,000
Inventories                                                          566,000         376,000
Prepaid expenses and other current assets                            389,000         257,000
                                                                ------------    ------------

         Total current assets                                     12,605,000       4,257,000

PROPERTY:
Leasehold improvements                                               387,000         291,000
Laboratory equipment                                               2,077,000       1,936,000
Furniture, fixtures and computer equipment                           706,000         724,000
                                                                -------------   -------------

                                                                   3,170,000       2,951,000
Less accumulated depreciation and amortization                    (2,266,000)     (2,115,000)
                                                                -------------   -------------

         Property, net                                               904,000         836,000

OTHER ASSETS:
Note receivable, net of allowance of $1,614,000 (October) and
  $1,645,000 (April)                                                      --              --
Debt issuance costs, net                                              23,000         176,000
Other                                                                130,000         130,000
                                                                -------------   -------------

         Total other assets                                          153,000         306,000
                                                                -------------   -------------

TOTAL ASSETS                                                    $ 13,662,000    $  5,399,000
                                                                =============   =============




PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT OCTOBER 31, 2003 AND APRIL 30, 2003 (CONTINUED)
----------------------------------------------------------------------------------------------

                                                                 OCTOBER 31,      APRIL 30,
                                                                   2003              2003
                                                               --------------   --------------
                                                                 UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                               $     674,000    $     560,000
Accrued clinical trial site fees                                      22,000          260,000
Accrued legal and accounting fees                                    239,000          194,000
Accrued royalties and license fees                                   127,000          149,000
Accrued payroll and related costs                                    388,000          314,000
Other current liabilities                                            281,000          300,000
Deferred revenue                                                     492,000          531,000
                                                               --------------   --------------

         Total current liabilities                                 2,223,000        2,308,000

CONVERTIBLE DEBT, net of discount                                     33,000          760,000
DEFERRED REVENUE                                                     163,000          200,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock-$.001 par value; authorized 200,000,000 shares;
   outstanding - 135,532,464 (October); 119,600,501 (April)          136,000          120,000
Additional paid-in capital                                       158,224,000      142,274,000
Deferred stock compensation                                          (85,000)        (257,000)
Accumulated deficit                                             (147,032,000)    (140,006,000)
                                                               --------------   --------------

         Total stockholders' equity                               11,243,000        2,131,000
                                                               --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  13,662,000    $   5,399,000
                                                               ==============   ==============


                  See accompanying notes to consolidated financial statements

                                              2


PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002 (UNAUDITED)
-------------------------------------------------------------------------------------------------------


                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                      -------------------------------   -------------------------------
                                        OCTOBER 31,     OCTOBER 31,      OCTOBER 31,      OCTOBER 31,
                                           2003            2002             2003              2002
                                      --------------   --------------   --------------   --------------
REVENUES:
Contract manufacturing revenue        $     839,000    $     621,000    $   1,192,000    $   1,095,000
License revenue                              19,000               --           38,000               --
                                      --------------   --------------   --------------   --------------
     Total revenues                         858,000          621,000        1,230,000        1,095,000

COST AND EXPENSES:
Cost of contract manufacturing              666,000          711,000          984,000        1,031,000
Research and development                  1,975,000        2,097,000        3,847,000        5,449,000
Selling, general and administrative       1,109,000          813,000        2,128,000        1,523,000
                                      --------------   --------------   --------------   --------------

     Total cost and expenses              3,750,000        3,621,000        6,959,000        8,003,000
                                      --------------   --------------   --------------   --------------

LOSS FROM OPERATIONS                     (2,892,000)      (3,000,000)      (5,729,000)      (6,908,000)
                                      --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE):
Interest and other income                    64,000           81,000          149,000          139,000
Interest and other expense                  (87,000)        (271,000)      (1,446,000)        (272,000)
                                      --------------   --------------   --------------   --------------

NET LOSS                              $  (2,915,000)   $  (3,190,000)   $  (7,026,000)   $  (7,041,000)
                                      ==============   ==============   ==============   ==============

WEIGHTED AVERAGE
  SHARES OUTSTANDING:
     Basic and Diluted                  133,873,106      117,283,070      129,303,349      113,779,139
                                      ==============   ==============   ==============   ==============

BASIC AND DILUTED LOSS
  PER COMMON SHARE                    $       (0.02)   $       (0.03)   $       (0.05)   $       (0.06)
                                      ==============   ==============   ==============   ==============



                      See accompanying notes to consolidated financial statements

                                                   3

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                                      ADDITIONAL       DEFERRED                           TOTAL
                                             COMMON STOCK              PAID-IN          STOCK         ACCUMULATED      STOCKHOLDERS'
                                        SHARES          AMOUNT         CAPITAL       COMPENSATION       DEFICIT           EQUITY
                                    --------------  --------------  --------------  --------------   --------------   --------------
BALANCES - May 1, 2003                119,600,501   $     120,000   $ 142,274,000   $    (257,000)   $(140,006,000)   $   2,131,000
Common stock issued for cash
  under June 6, 2003 Common Stock
  Purchase Agreement, net of
  issuance costs of $104,000            2,412,448           2,000       1,969,000              --               --        1,971,000
Common stock issued for cash
  under June 26, 2003 Common
  Stock Purchase Agreement, net
  of issuance costs of $101,000         1,599,997           2,000       1,737,000              --               --        1,739,000
Common stock issued for cash
  under option granted under June
  26, 2003 Common Stock Purchase
  Agreement, net of issuance
  costs of $54,000                      1,510,412           1,000       1,682,000              --               --        1,683,000
Common stock issued for cash
  under July 24, 2003 Common
  Stock Purchase Agreement, net
  of issuance costs of $13,000          2,000,000           2,000       2,885,000              --               --        2,887,000
Common stock issued for cash
  under September 18, 2003 Common
  Stock Purchase Agreement, net
  of issuance costs of $19,000          1,540,000           2,000       2,779,000              --               --        2,781,000
Common stock issued upon
  conversion of convertible debt        2,347,057           2,000       1,993,000              --               --        1,995,000
Common stock issued upon exercise
  of options and warrants, net of
  issuance costs of $132,000            4,522,049           5,000       2,957,000              --               --        2,962,000
Reversal of deferred stock
  compensation associated with
  the cancellation of unvested
  options                                      --              --         (52,000)         28,000               --          (24,000)
Stock-based compensation                       --              --              --         144,000               --          144,000
Net loss                                       --              --              --              --       (7,026,000)      (7,026,000)
                                    --------------  --------------  --------------  --------------   --------------   --------------
BALANCES - October 31, 2003           135,532,464   $     136,000   $ 158,224,000   $     (85,000)   $(147,032,000)   $  11,243,000
                                    =============   =============   =============   =============    =============    =============


                                     See accompanying notes to consolidated financial statements

                                                                 4

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002 (UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                                   SIX MONTHS ENDED OCTOBER 31,
                                                                      2003             2002
                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (7,026,000)   $ (7,041,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                      180,000         186,000
    Stock-based compensation                                           120,000         283,000
    Amortization of discount on convertible debt and debt
      issuance costs                                                 1,421,000         208,000
    Gain on sale of property                                                --          (1,000)
Changes in operating assets and liabilities:
  Trade and other receivables                                         (129,000)       (389,000)
  Short-term investment                                                242,000              --
  Inventories                                                         (190,000)       (578,000)
  Prepaid expenses and other current assets                           (132,000)       (143,000)
  Accounts payable                                                     114,000        (395,000)
  Deferred revenue                                                     (76,000)        668,000
  Accrued clinical trial site fees                                    (238,000)       (130,000)
  Other accrued expenses and current liabilities                        78,000         (21,000)
                                                                  -------------   -------------

         Net cash used in operating activities                      (5,636,000)     (7,353,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                                 (248,000)       (173,000)
Proceeds from sale of property                                              --          11,000
Decrease in other assets                                                    --           4,000
                                                                  -------------   -------------

         Net cash used in investing activities                        (248,000)       (158,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance
   costs of $423,000                                                14,023,000       4,719,000
Proceeds from issuance of convertible debt, net of issuance
   costs of $363,000                                                        --       3,387,000
Principal payments on notes payable                                         --         (42,000)
                                                                  -------------   -------------
         Net cash provided by financing activities                  14,023,000       8,064,000
                                                                  -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            8,139,000         553,000

CASH AND CASH EQUIVALENTS, beginning of period                       3,137,000       6,072,000
                                                                  -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                          $ 11,276,000    $  6,625,000
                                                                  =============   =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired in exchange for note payable                    $         --    $     82,000
                                                                  =============   =============


                  See accompanying notes to consolidated financial statements

                                               5

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. ("Peregrine") and its wholly-owned subsidiaries, Avid Bioservices, Inc. ("Avid"), and Vascular Targeting Technologies, Inc. (collectively the "Company"). All intercompany balances and transactions have been eliminated.

         As of October 31, 2003, the Company had $11,276,000 in cash and cash equivalents on hand. The Company has expended substantial funds on the development of its product candidates and for clinical trials and it has incurred negative cash flows from operations for the majority of its years since inception. The Company expects negative cash flows from operations to continue until it is able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of its products under development.

         Revenues earned by Avid during the six months ended October 31, 2003 amounted to $1,192,000. The Company expects that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although the Company expects those near term revenues will be insufficient to cover consolidated cash flows used in operations. As such, the Company will continue to raise additional capital to provide for its operations, including the anticipated development and clinical trial costs of Cotara(TM), the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of the Company's manufacturing capabilities.

         Assuming the Company does not raise any additional capital from financing activities or from the sale or licensing of its technologies, the Company believes it has sufficient cash on hand to meet its obligations on a timely basis through at least the next twelve months.

         In addition to equity financing, the Company is actively exploring various other sources of cash by leveraging its various assets. The transactions being explored by the Company for its technologies include licensing, partnering or the sale of Cotara(TM), Oncolym(R), or various portions of its VTA and VEA technologies that it does not plan on developing internally.

         In addition to the potential licensing, partnering or sale of the Company's technologies to raise capital, the Company is also exploring a possible strategic transaction related to its subsidiary, Avid. In this regard, the Company is exploring the possibility of partnering, or a complete sale of Avid as a means of raising additional capital. The Company has not classified the related assets as held for sale in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, since the Company is strictly exploring the possibility of a partnering or sale arrangement and the partnering or sale of the asset is not currently probable under Statement of Financial Accounting Standards No. 5, ACCOUNTING FOR CONTINGENCIES.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         There can be no assurances that the Company will be successful in raising sufficient capital on terms acceptable to it, or at all (from either debt, equity or the licensing, partnering or sale of technology assets and/or the sale of all or a portion of Avid), or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to sustain its operations beyond the next twelve months.

         The accompanying interim consolidated financial statements are unaudited; however they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at October 31, 2003, and the consolidated results of its operations and its consolidated cash flows for the six-month periods ended October 31, 2003 and 2002. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities Exchange Act of 1934. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2003, which was filed with the Securities and Exchange Commission on July 29, 2003. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

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

         INVENTORIES - Inventories are stated at the lower of cost or market and primarily includes raw materials, direct labor and overhead costs associated with the services provided by our wholly-owned subsidiary, Avid. Inventories consist of the following at October 31, 2003 and April 30, 2003:

                                                    OCTOBER 31,      APRIL 30,
                                                       2003            2003
                                                   -------------   -------------

         Raw materials                             $    187,000    $    205,000
         Work-in-process                                379,000         171,000
                                                   -------------   -------------

         Total Inventories                         $    566,000    $    376,000
                                                   =============   =============

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


         CONCENTRATIONS OF CREDIT RISK - The majority of trade and other receivables are from customers in the United States, Europe and Israel. Most contracts require up-front payments and installment payments as the contract progresses. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral, but can terminate the contract if a material default occurs. Reserves are maintained for potential credit losses, and such losses have been minimal and within management's estimates.

         DEFERRED REVENUE - Deferred revenue primarily consists of up-front contract fees and installment payments received prior to the recognition of revenues under contract manufacturing and development agreements and up-front license fees received under technology license agreements. Deferred revenue is generally recognized once the service has been provided, all obligations have been met and/or upon shipment of the product to the customer.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


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

         BASIC AND DILUTIVE NET LOSS PER COMMON SHARE - Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of options, warrants and convertible instruments. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive, there was no difference between basic and diluted loss per share amounts for the three and six months ended October 31, 2003 and October 31, 2002. The Company has excluded the dilutive effect of the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period because their effect was antidilutive since the Company reported a net loss in the periods presented:


PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------------


                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                    ------------------------  ------------------------
                                    OCTOBER 31,  OCTOBER 31,  OCTOBER 31,  OCTOBER 31,
                                       2003          2002        2003         2002
                                    -----------  -----------  -----------  -----------
Common stock equivalent shares
  assuming issuance of shares
  represented by outstanding
  stock options and warrants
  utilizing the treasury stock
  method                            10,927,926    1,986,519   10,174,146    4,680,013

Common stock equivalent shares
  assuming issuance of shares
  upon conversion of convertible
  debt utilizing the if-converted
  method                               493,608    3,980,179      951,188    1,990,090
                                    -----------  -----------  -----------  -----------
Total                               11,421,534    5,966,698   11,125,334    6,670,103
                                    ===========  ===========  ===========  ===========

         Weighted average outstanding options and warrants to purchase up to 7,111,931 and 7,743,116 shares of common stock for the three and six months ended October 31, 2003, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

         Weighted average outstanding options and warrants to purchase up to 24,158,950 and 15,455,772 shares of common stock for the three and six months ended October 31, 2002, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

         From November 1, 2003 through December 10, 2003, the Company received gross proceeds of $4,409,000 in exchange for the issuance of 2,160,000 shares of its common stock (Note 10), which numbers have been excluded from basic and dilutive net loss per common share for the three and six months ended October 31, 2003.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


         The Company utilizes the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly no compensation expense has been recognized for the options in the accompanying consolidated financial statements for the three and six months ended October 31, 2003 and October 31, 2002. Had the Company used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                     -------------------------------   -------------------------------
                                       OCTOBER 31,      OCTOBER 31,      OCTOBER 31,     OCTOBER 31,
                                          2003             2002            2003             2002
                                     --------------   --------------   --------------   --------------
Net loss, as reported                $  (2,915,000)   $  (3,190,000)   $  (7,026,000)   $  (7,041,000)
Stock-based employee
  compensation cost that would
  have been included in the
  determination of net loss if the
  fair value based method had
  been applied to all awards              (245,000)        (824,000)        (454,000)      (1,290,000)
                                     --------------   --------------   --------------   --------------

Pro forma net loss as if the
  fair value based method had
  been applied to all awards         $  (3,160,000)   $  (4,014,000)   $  (7,480,000)   $  (8,331,000)
                                     ==============   ==============   ==============   ==============

Basic and diluted net loss
  per share, as reported             $       (0.02)   $       (0.03)   $       (0.05)   $       (0.06)
                                     ==============   ==============   ==============   ==============

Basic and diluted net loss
  per share, pro forma               $       (0.02)   $       (0.03)   $       (0.06)   $       (0.07)
                                     ==============   ==============   ==============   ==============

         Stock-based compensation expense recorded during each of the three and six months ended October 31, 2003 and October 31, 2002 primarily relates to stock option grants made to consultants and has been measured utilizing the Black-Scholes option valuation model. Stock-based compensation expense recorded during the three and six months ended October 31, 2003 amounted to $43,000 and $120,000, respectively. Stock-based compensation expense recorded during the three and six months ended October 31, 2002 amounted to $132,000 and $283,000, respectively. Stock-based compensation expense is being amortized over the estimated period of service or related vesting period.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


         In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an Interpretation of Accounting Principles Board No. 50. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 are required to be adopted in periods ending after December 15, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ("SFAS No. 150"), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on August 1, 2003, which had no material impact on its consolidated financial position and results of operations.

3. SHORT-TERM INVESTMENT

         During March 2003, the Company received 61,653 shares of SuperGen, Inc. common stock under a license agreement with SuperGen, Inc. dated February 13, 2001. The Company accounts for its short-term investment at fair value as trading securities in accordance with SFAS No. 115. The cost basis of the common stock was $200,000. During the quarter ended July 31, 2003, the Company sold all 61,653 shares of common stock of SuperGen, Inc. for gross proceeds of $271,000. The realized gain of $71,000 related to the short-term investment is included in interest and other income in the accompanying consolidated financial statements for the six months ended October 31, 2003.

4. NOTE RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company defaults under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five (5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, the Company did not have sufficient cash on hand to meet its obligations on a timely

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


basis and was operating at significantly reduced levels. In addition, at that time, if the Company could not raise additional cash by December 31, 1999, the Company may have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. The Company reduces the reserve as payments are received and records the reduction as interest and other income in the accompanying consolidated statements of operations. Due to the uncertainty of the Company's capital resources beyond the next twelve months, the carrying value of the note receivable approximates its fair value at October 31, 2003. The Company has received all payments through December 2003.

         The following represents a rollforward of the allowance of the Company's note receivable for the six months ended October 31, 2003:

          Allowance balance, April 30, 2003                    $  1,705,000
          Principal payments received                               (29,000)
                                                               -------------
          Allowance balance, October 31, 2003                  $  1,676,000
                                                               =============

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

         In accordance with EITF 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, the Company initially recorded its convertible debt net of discount of (i) the relative fair value of the warrants issued in the amount of $1,321,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,143,000. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount associated with unconverted debentures and warrants are amortized as non-cash interest expense on a straight-line basis over the term of the Debenture and related warrants, which approximates the effective interest method, and the amortization is recorded as interest and other expense in the accompanying consolidated statements of operations. Upon conversion of any debentures and/or warrants, the entire unamortized debt discount remaining at the date of conversion that is associated with the converted debentures and/or warrants are immediately recognized as interest and other expense in the accompanying consolidated financial statements. During the three and six months ended October 31, 2003, the Company recognized $68,000 and $1,268,000, respectively, in non-cash interest expense associated with

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


the conversion of convertible debt and related warrants, which amount was included in interest and other expense in the accompanying consolidated statements of operations. From August 9, 2002 (date of issuance) through October 31, 2002, the Company recognized $181,000 in non-cash interest expense associated with the convertible debt and related warrants, which amount was included in interest and other expense in the accompanying consolidated statements of operations

         The convertible debt balance, net of discount, of $33,000 at October 31, 2003, was calculated as follows:

          Principal Balance of Convertible Debt
          -------------------------------------
          Convertible Debentures, April 30, 2003                  $   2,395,000
          Conversions, six months ended October 31, 2003             (1,995,000)
                                                                  --------------
          Convertible Debentures, October 31, 2003                      400,000
                                                                  --------------

          Discount on Convertible Debt
          ----------------------------
          Convertible debt discount, April 30, 2003                   1,635,000
          Discount amortized, six months ended October 31, 2003      (1,268,000)
                                                                  --------------
          Convertible debt discount, October 31, 2003                   367,000
                                                                  --------------

          Convertible debt, net of discount, October 31, 2003     $      33,000
                                                                  ==============

         During the six months ended October 31, 2003, debenture holders elected to convert an aggregate principal amount of $1,995,000 of the outstanding convertible debt in exchange for 2,347,057 shares of common stock at the conversion price of $0.85 per share.

         Under the Debt SPA, each Debenture holder was granted a detachable warrant equal to 75% of the quotient obtained by dividing the principal amount of the Debentures by the Conversion Price or an aggregate of 3,308,827 warrants. The detachable warrants have a 4-year term with an exercise price of $0.75 per share (Note 9).

         In connection with the convertible debentures issued on August 9, 2002, the Company incurred approximately $363,000 in debt issuance costs, including placement agent fees of $318,000, which are being amortized on a straight-line basis over the life of the Debentures, which approximates the effective interest method. Upon conversion of any debentures, the unamortized debt issuance costs remaining at the date of conversion which were allocated to the converted debentures is immediately recognized as non-cash interest expense. During the three and six months ended October 31, 2003, the Company expensed $13,000 and $153,000, respectively, in debt issuance costs included in interest and other expense in the accompanying consolidated statements of operations. At October 31, 2003, the unamortized balance of debt issuance costs of $23,000 was included in other assets in the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


6. LICENSING

         During December 2002, the Company granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under its Vascular Targeting Agent ("VTA") technology. Under the terms of the agreement, the Company received an up-front payment of $300,000, of which, $237,000 was included in deferred revenue at October 31, 2003, in accordance with SAB No. 101. Deferred license revenue is amortized over the estimated term of the remaining obligations as stated in the agreement. In addition, the Company could also receive future milestone payments and a royalty on net sales, as defined in the agreement. Under the same agreement, the Company granted Schering A.G. an option to obtain certain non-exclusive rights to the VTA technology with predetermined up-front fees and milestone payments as defined in the agreement.

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

         Net revenues and gross profit information for the Company's segments for the three months ended October 31, 2003 and 2002 consisted of the following:

                                                           THREE MONTHS ENDED OCTOBER 31,
                                                            -----------------------------
                                                                2003            2002
                                                            -------------   -------------
NET REVENUES:
   Research and development of cancer therapeutics          $     19,000    $         --
   Contract manufacturing and development of biologics           839,000         621,000
                                                            -------------   -------------

        Total net revenues                                  $    858,000    $    621,000
                                                            =============   =============

GROSS PROFIT (LOSS):
   Research and development of cancer therapeutics          $     19,000    $         --
   Contract manufacturing and development of biologics           173,000         (90,000)
                                                            -------------   -------------

        Total gross profit (loss)                           $    192,000    $    (90,000)
                                                            =============   =============

         For the three months ended October 31, 2003, one customer located in the U.S. accounted for 76% of reported net revenues and one customer located in Israel accounted for 18% of reported net revenues.

         For the three months ended October 31, 2002, one customer located in the U.S. accounted for 68% of reported net revenues and one customer located in the Europe accounted for 31% of reported net revenues.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


         Net revenues and gross profit information for the Company's segments for the six months ended October 31, 2003 and 2002 consisted of the following:

                                                             SIX MONTHS ENDED OCTOBER 31,
                                                            -----------------------------
                                                                2003             2002
                                                            -------------   -------------
NET REVENUES:
   Research and development of cancer therapeutics          $     38,000    $         --
   Contract manufacturing and development of biologics         1,192,000       1,095,000
                                                            -------------   -------------

        Total net revenues                                  $  1,230,000    $  1,095,000
                                                            =============   =============

GROSS PROFIT:
   Research and development of cancer therapeutics          $     38,000    $         --
   Contract manufacturing and development of biologics           208,000          64,000
                                                            -------------   -------------

        Total gross profit                                  $    246,000    $     64,000
                                                            =============   =============

         For the six months ended October 31, 2003, one customer located in the U.S. accounted for 58% of reported net revenues and one customer located in Israel accounted for 32% of reported net revenues.

         For the six months ended October 31, 2002, one customer located in the U.S. accounted for 41% of reported net revenues and one customer located in Europe accounted for 57% of reported net revenues.


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

         On June 6, 2003, the Company received gross proceeds of $355,000 under a Common Stock Purchase Agreement in exchange for approximately 412,445 shares of its common stock. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $18,000. As of October 31, 2003, 87,555 shares of common stock were available for issuance under the November 2001 Shelf. All warrants were issued under the November 2001 Shelf as of October 31, 2003.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


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

         On June 26, 2003, the Company received gross proceeds of $1,840,000 under a Common Stock Purchase Agreement in exchange for 1,599,997 shares of its common stock ("June 26, 2003 Financing"). Under the same arrangement, the Company granted the investors a six-month option to purchase up to 1,599,997 additional shares of common stock from the Company under the same terms as this offering. The fair value of the option was recorded as a cost of equity based on a Black-Scholes valuation model after considering terms in the related agreement. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $92,000. During the six months ended October 31, 2003, investors elected to purchase 1,510,412 shares of the Company's common stock under the six-month option in exchange for gross proceeds of $1,737,000. As of December 10, 2003, 89,585 shares of the Company's common stock were reserved for issuance under the six-month option.

         On July 24, 2003, the Company entered into a Common Stock Purchase Agreement with one institutional investor whereby the Company agreed to sell from time to time, at the Company's option, up to an aggregate of 2,000,000 shares of the Company's common stock at the per share price of $1.45 ("July 24, 2003 Financing"). As of October 31, 2003, the Company sold and issued all 2,000,000 shares of its common stock under the July 24, 2003 Financing to the institutional investor for gross proceeds of $2,900,000. The Company paid no commissions in connection with this offering.

         On September 18, 2003, the Company entered into a Common Stock Purchase Agreement with one institutional investor whereby the Company agreed to sell from time to time, at the Company's option, up to an aggregate of 2,800,000 shares of the Company's common stock at predetermined per share prices based upon the average closing price of its common stock for the prior three trading days ("September 18, 2003 Financing"). During the quarter ended October 31, 2003, the Company issued 1,540,000 shares of its common stock to the institutional investor in exchange for gross proceeds of $2,800,000. During November 2003, the Company received gross proceeds of $2,492,000 in exchange for the issuance of the remaining 1,260,000 shares of the Company's common stock under the September 18, 2003 Financing. The Company paid no commissions in connection with this offering.

         As of December 10, 2003, 89,588 shares of common stock were available and reserved for issuance under the March 2003 Shelf.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


FINANCING UNDER SHELF REGISTRATION STATEMENT ON FORM S-3, FILE NUMBER 333-109982

         On October 24, 2003, the Company filed a registration statement on Form S-3, File Number 333-109982 which was declared effective by the Securities and Exchange Commission on November 5, 2003, allowing the Company to issue, from time to time, in one or more offerings, up to 12,000,000 shares of its common stock ("October 2003 Shelf"). As of October 31, 2003, all 12,000,000 shares of common stock were available for issuance under the October 2003 Shelf.

         On November 17, 2003, the Company entered into a Common Stock Purchase Agreement with one institutional investor whereby the Company agreed to sell from time to time, at the Company's option, up to an aggregate of 2,000,000 shares of the Company's common stock at predetermined per share prices based upon the average closing price of its common stock for the prior three trading days ("November 17, 2003 Financing"). From November 1, 2003 to December 10, 2003, the Company received aggregate gross proceeds of $1,917,000 in exchange for the issuance of 900,000 shares of its common stock to the institutional investor. As of December 10, 2003, 1,100,000 shares of common stock were available for issuance under the November 17, 2003 Financing. The Company paid no commissions in connection with this offering.

         As of December 10, 2003, 11,100,000 shares of common stock were available for issuance under the October 2003 Shelf.


9. OPTIONS AND WARRANTS

         During the six months ended October 31, 2003, the Company received net proceeds of $441,000 upon the exercise of 766,157 options. As of October 31, 2003, options to purchase 11,811,325 shares of the Company's common stock were issued and outstanding.

         During the six months ended October 31, 2003, the Company received net proceeds of $2,521,000 upon the exercise of 3,780,512 warrants on a combined cash and cashless basis in exchange for the issuance of 3,755,892 shares of the Company's common stock, including the 2,244,120 warrants exercised under the Debt SPA (Note 5). As of October 31, 2003, warrants to purchase 16,309,207 were issued and outstanding.


10. SUBSEQUENT EVENTS

         From November 1, 2003 through December 10, 2003, the Company received gross proceeds of $4,409,000 in exchange for 2,160,000 shares of its common stock under the following transactions:

         During November 2003, the Company received gross proceeds of $2,492,000 under the September 18, 2003 Financing in exchange for 1,260,000 shares of its common stock at various predetermined purchase prices per share pursuant to the terms of the Common Stock Purchase Agreement (Note 8).

         From November 1, 2003 to December 10, 2003, the Company received gross proceeds of $1,917,000 under the November 17, 2003 Financing in exchange for 900,000 shares of its common stock at a predetermined purchase price of $2.13 per share (Note 8).

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

         The following discussion is included to describe the Company's financial position and results of operations for the three and six months ended October 31, 2003 compared to the same period in the prior year. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion. In addition, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2003, which was filed with the Securities and Exchange Commission on July 29, 2003. Results of operations for the interim periods covered by this Quarterly Report may not necessarily be indicative of results of operations for the full fiscal year.

                                COMPANY OVERVIEW

         Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biotechnology company engaged in the research and development and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies.

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

         Our business is now organized into two reportable operating segments:
(i) Peregrine, the parent company, is engaged in the research and development of therapeutics primarily in the area of cancer through a series of proprietary platform technologies using monoclonal antibodies, and (ii) Avid, is engaged in providing contract manufacturing and development of biologics to biopharmaceutical and biotechnology businesses.

         Peregrine's main focus is on the development of its collateral targeting agent technologies. Collateral targeting agents typically use antibodies that bind to or target components found in or on most solid tumors. An antibody is a molecule that humans and other animals create in response to disease. In pre-clinical and/or clinical studies, some of Peregrine's collateral targeting antibodies have been shown to directly inhibit solid tumor growth. The collateral targeting antibodies can also be used to deliver therapeutic agents that kill cancerous tumor cells. We currently have exclusive rights to over 80 issued U.S. and foreign patents protecting various aspects of our technology and have additional pending patent applications that we believe will further strengthen our patent position. Our three collateral targeting technologies are known as Tumor Necrosis Therapy ("TNT"), Vascular Targeting Agents ("VTA's") and Vasopermeation Enhancement Agents ("VEA's"). Our first TNT-based product, Cotara(TM), is currently in a Phase I clinical study at Stanford University Medical Center primarily for the treatment of colorectal cancer. In addition, during February 2003, we received protocol approval from the U.S. Food and Drug Administration ("FDA") to initiate a registration clinical study using Cotara(TM) for the treatment of brain cancer. We do not anticipate initiating the approved registration clinical study without a development or funding partner for the Cotara(TM) program.

         Our VTA and VEA technologies are currently in preclinical development. Peregrine is currently focused on VTA development activities associated with one of its anti-phospholipid antibody clinical candidates. Peregrine expects to file an Investigational New Drug application for the compound in calendar 2004.


                              RESULTS OF OPERATIONS

NET LOSS:
---------
                                    THREE MONTHS ENDED                                SIX MONTHS ENDED
                                        OCTOBER 31,                                     OCTOBER 31,
                        --------------------------------------------    ---------------------------------------------
                           2003           2002           $ CHANGE           2003            2002          $ CHANGE
                        -----------    -----------     -------------    -------------    -----------     ------------
                                                               (in thousands)
NET LOSS                ($ 2,915)      ($ 3,190)         ($ 275)         ($ 7,026)       ($ 7,041)         ($ 15)

         The decrease in our reported net loss of $275,000 for the three months ended October 31, 2003 compared to the same period in the prior year is due to an increase in total revenues of $237,000 combined with a decrease in interest and other expense of $184,000. These amounts were offset by an increase in total cost and expenses of $129,000 and a $17,000 decrease in interest and other income.

         The decrease in our reported net loss of $15,000 for the six months ended October 31, 2003 compared to the same period in the prior year is due to an increase in total revenues of $135,000, an increase in interest and other income of $10,000 and a decrease in total cost and expenses of $1,044,000. These amounts were offset by an increase in interest and other expense of $1,174,000 primarily related to the non-cash interest expense associated with the amortization of the convertible debt discount and debt issuance costs related to the conversions of convertible debt during the quarter ended July 31, 2003.

TOTAL REVENUES:
---------------
                                    THREE MONTHS ENDED                                SIX MONTHS ENDED
                                        OCTOBER 31,                                     OCTOBER 31,
                        --------------------------------------------    ---------------------------------------------
                           2003           2002           $ CHANGE           2003            2002          $ CHANGE
                        -----------    -----------     -------------    -------------    -----------     ------------
                                                               (in thousands)
TOTAL REVENUES            $ 858          $ 621            $ 237           $ 1,230         $ 1,095           $ 135

         The increase in total revenues of $237,000 during the three months ended October 31, 2003 compared to the same period in the prior year is due to an increase in contract manufacturing revenue of $218,000 combined with an increase in license revenue of $19,000.

         The increase in total revenues of $135,000 during the six months ended October 31, 2003 compared to the same period in the prior year is due to an increase in contract manufacturing revenue of $97,000 combined with an increase in license revenue of $38,000.

         The increase in contract manufacturing revenue of $218,000 and $97,000 during the three and six months ended October 31, 2003, respectively, compared to the same periods in the prior year is primarily due to the completion and delivery of two production lots of clinical product to one customer during the quarter ended October 31, 2003 by our wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid"). We expect contract manufacturing revenue to increase during the remainder of the current fiscal year based on the anticipated completion of projects under our current contract manufacturing agreements and the additional contracts Avid entered into subsequent to the current quarter. In addition to our current contract manufacturing agreements, Avid currently has numerous outstanding project proposals with various potential customers, however, we cannot estimate nor can we determine the likelihood that we will be successful in converting any of these proposals into definitive agreements during the remainder of the current fiscal year.

         The increase in license revenue of $19,000 and $38,000 during the three and six months ended October 31, 2003, respectively, compared to the same periods in the prior year is due to the amortization of deferred license revenue associated with the up-front license fee of $300,000 received under a license agreement we entered into with Schering A.G. during fiscal year 2003. Although we are in various pre-contract stages of licensing discussions with third parties for our technologies under development, we cannot estimate nor can we determine the likelihood that we will be successful in entering into any definitive license agreements during the remainder of the current fiscal year.

TOTAL COST AND EXPENSES:
------------------------

                                    THREE MONTHS ENDED                                SIX MONTHS ENDED
                                        OCTOBER 31,                                     OCTOBER 31,
                        --------------------------------------------    ---------------------------------------------
                           2003           2002           $ CHANGE           2003            2002          $ CHANGE
                        -----------    -----------     -------------    -------------    -----------     ------------
                                                               (in thousands)
TOTAL COST AND
  EXPENSES               $ 3,750        $ 3,621           $ 129           $ 6,959         $ 8,003         ($ 1,044)

         The increase in total cost and expenses of $129,000 during the three months ended October 31, 2003 compared to the same prior year period is due to an increase in selling, general and administrative expenses of $296,000 offset by a decrease in research and development expenses of $122,000 and decrease in the cost of contract manufacturing of $45,000.

         The decrease in total cost and expenses of $1,044,000 during the six months ended October 31, 2003 compared to the same prior year period is due to a decrease in research and development expenses of $1,602,000 combined with a decrease in the cost of contract manufacturing of $47,000. These amounts were offset by a $605,000 increase in selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES:
----------------------------------

                                    THREE MONTHS ENDED                                SIX MONTHS ENDED
                                        OCTOBER 31,                                     OCTOBER 31,
                        --------------------------------------------    ---------------------------------------------
                           2003           2002           $ CHANGE           2003            2002          $ CHANGE
                        -----------    -----------     -------------    -------------    -----------     ------------
                                                               (in thousands)
RESEARCH AND
  DEVELOPMENT            $ 1,975        $ 2,097          ($ 122)          $ 3,847         $ 5,449         ($ 1,602)

         The decrease in research and development expenses of $122,000 during the three months ended October 31, 2003 compared to the same period in the prior year was primarily due to a decrease in clinical trial program expenses associated with the treatment of colorectal and brain cancer patients using Cotara(TM). The decrease in clinical trial program expenses was offset by an increase in patent legal fees and drug development expenses associated with the pre-clinical development of our Vascular Targeting Agent Technologies.

         The decrease in research and development expenses of $1,602,000 during the six months ended October 31, 2003 compared to the same period in the prior year was primarily due to a decrease in clinical trial program expenses and the allocation of labor and overhead expenses to cost of sales and inventories in relation to contract manufacturing services provided by Avid to outside customers. The reduction in clinical trial expenses is related to our focused efforts on licensing our products under development during the current six-month period ended October 31, 2003.

         The following represents the research and development expenses ("R&D Expenses") we have incurred by each major platform technology under development:

                                            R&D EXPENSES-     R&D EXPENSES-
              PLATFORM TECHNOLOGY           QUARTER ENDED     MAY 1, 1998 TO
               UNDER DEVELOPMENT          OCTOBER 31, 2003   OCTOBER 31, 2003
           ----------------------------   ----------------   ----------------
           TNT development (Cotara(TM))    $    703,000       $  24,878,000
           VEA development                      209,000           3,932,000
           VTA development                    1,043,000           7,213,000
           Oncolym(R)development                 20,000          13,249,000
                                          ----------------   ----------------
           Total research and development  $  1,975,000       $  49,272,000
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

         Looking beyond the next twelve months, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
---------------------------------------------

                                      THREE MONTHS ENDED                              SIX MONTHS ENDED
                                          OCTOBER 31,                                    OCTOBER 31,
                           ------------------------------------------    --------------------------------------------
                              2003           2002         $ CHANGE          2003            2002          $ CHANGE
                           -----------    -----------    ------------    ------------    -----------     ------------
                                                                (in thousands)
SELLING, GENERAL AND
  ADMINISTRATIVE            $ 1,109         $ 813           $ 296          $ 2,128        $ 1,523           $ 605

         The increase in selling, general and administrative expenses of $296,000 and $605,000 during the three and six months ended October 31, 2003, respectively, compared to the same periods in the prior year is primarily due to an increase in director fees associated with increased oversight responsibilities mandated by the Sarbanes-Oxley Act of 2002. Prior to the current fiscal year, directors did not receive any cash compensation other than the reimbursement of expenses. The increase in selling, general and administrative expenses was further supplemented by an increase in consulting and business development activities associated with Avid and our efforts to license our technologies under development combined with an increase in salary and related expenses.

INTEREST AND OTHER EXPENSE:
---------------------------

                                    THREE MONTHS ENDED                                SIX MONTHS ENDED
                                        OCTOBER 31,                                     OCTOBER 31,
                        --------------------------------------------    ---------------------------------------------
                           2003           2002           $ CHANGE           2003            2002          $ CHANGE
                        -----------    -----------     -------------    -------------    -----------     ------------
                                                               (in thousands)
INTEREST AND OTHER
  EXPENSE                  $ 87          $ 271           ($ 184)          $ 1,446          $ 272           $ 1,174

         The decrease in interest and other expense of $184,000 during the three months ended October 31, 2003 compared to the same period in the prior year is primarily due to a decrease in interest expense associated with the convertible debt issued in August 2002 as a result of a lower average convertible debt balance during the current quarter compared to the prior year.

         The increase in interest and other expense of $1,174,000 during the six months ended October 31, 2003 compared to the same period in the prior year is primarily due to an increase in non-cash interest expense associated with the amortization of the convertible debt discount and debt issuance costs related to the conversions of convertible debt primarily during the quarter ended July 31, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2003, we had $11,276,000 in cash and cash equivalents. From November 1, 2003 through December 10, 2003, we raised an additional $4,409,000 in gross proceeds in exchange for 2,160,000 shares of our common stock (as further explained in our notes to the consolidated financial statements contained herein). As of December 10, 2003, we had $14,321,000 in cash and cash equivalents. Since inception, we have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid.

         During the six months ended October 31, 2003, cash used in operating activities decreased $1,717,000 to $5,636,000 compared to $7,353,000 for the six months ended October 31, 2002. Net cash used in investing activities increased $90,000 to $248,000 for the six months ended October 31, 2003 compared to $158,000 for the six months ended October 31, 2002. Net cash provided by financing activities increased $5,959,000 to $14,023,000 for the six months ended October 31, 2003 compared to net cash provided of $8,064,000 for the same prior year period. The increase in net cash provided by financing activities was due to $14,023,000 in net proceeds received from the sale of our common stock and the exercise of options and warrants during the six months ended October 31, 2003.

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

         Revenues earned by Avid during the six months ended October 31, 2003 amounted to $1,192,000. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover consolidated cash flows used in operations. As such, we will continue to need to raise additional capital to provide for our operations, including the anticipated development and clinical costs of Cotara(TM), the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of Avid's manufacturing capabilities.

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

                                   COMMITMENTS

         At October 31, 2003, we had no material capital commitments, although we have significant obligations under license agreements which are contingent on clinical trial development milestones.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at October 31, 2003, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.

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

          The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2003, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2003.

         There have been no changes in the Company's internal control over financial reporting, during the quarter ended October 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                            PART II OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS.  None.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The following is a summary of transactions by the Company during the quarterly period of August 1, 2003 through October 31, 2003 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         On August 13, 2003, a debenture holder elected to convert $150,000 of the outstanding convertible debt in exchange for 176,471 shares of common stock at the conversion price of $0.85 per share. The convertible debentures were issued in conjunction with a Securities Purchase Agreement ("SPA") entered into during August 2002.

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our annual meeting of stockholders' on October 14, 2003. The following represents the matters voted upon and the results of the voting.

                                                                AGAINST OR
        ROUTINE MATTERS                         FOR              WITHHELD
                                           ----------------   ----------------
   1) Election of Directors:
        Carlton M. Johnson                   112,095,845         2,837,604
        Steven W. King                       113,082,658         1,850,791
        Eric S. Swartz                       112,686,169         2,247,280
        Clive R. Taylor, M.D., Ph.D.         113,630,343         1,303,106

                                                                AGAINST OR
        ROUTINE MATTERS                         FOR              WITHHELD
                                           ----------------   ----------------

   2) To ratify the appointment of Ernst &
      Young LLP as independent auditors of
      the Company for the fiscal year ending
      April 30, 2004.                        114,494,450           438,997


   3) To approve an amendment to the
      Company's Certificate of Incorporation
      to increase the number of authorized
      shares of the Company's common stock
      by 25,000,000 shares.                  110,109,290         4,824,158

   4) To approve the adoption of the
      Company's 2003 Stock Incentive Plan     24,684,217         7,011,953


ITEM 5.         OTHER INFORMATION.   None.

ITEM 6.         EXHIBITS AND REPORT ON FORM 8-K.

         (a) Exhibits:

             3.1      Amended and Restated Bylaws of Peregrine Pharmaceuticals,
                      Inc.

             3.5 Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceucticals, Inc. to increase the number of authorized shares of the Company's common stock to 200,000,000 million.

             10.91 Common Stock Purchase Agreement dated September 18, 2003 between Registrant and one institutional investor.

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


                                      PEREGRINE PHARMACEUTICALS, INC.



                                      By: /s/ Steven W. King
                                          --------------------------------------
                                          Steven W. King
                                          President & Chief Executive Officer



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