Form 10-Q
period 2004-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2004-03-16
CIK 704562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                    FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

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


                       141,268,182 shares of common stock
                              as of March 12, 2004

                         PEREGRINE PHARMACEUTICALS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 2004

                                TABLE OF CONTENTS

THE TERMS "WE", "US", "OUR," AND "THE COMPANY" AS USED IN THIS REPORT ON FORM 10-Q REFERS TO PEREGRINE PHARMACEUTICALS, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, AVID BIOSERVICES, INC. AND VASCULAR TARGETING TECHNOLOGIES, INC.


                          PART I FINANCIAL INFORMATION                      PAGE

Item 1.  Financial Statements:
         Consolidated Balance Sheets at January 31, 2004 and April 30, 2003....1
         Consolidated Statements of Operations for the three and nine months ended January 31, 2004 and 2003..............................3
         Consolidated Statement of Stockholders' Equity for the nine months ended January 31, 2004.......................................4
         Consolidated Statements of Cash Flows for the nine months ended
         January 31, 2004 and 2003.............................................5
         Notes to Consolidated Financial Statements............................6
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................20
         Company Overview.....................................................20
         Risk Factors of Our Company..........................................27
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........27

Item 4.  Controls and Procedures..............................................27
                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings....................................................28

Item 2.  Changes in Securities and Use of Proceeds............................28
Item 3.  Defaults Upon Senior Securities......................................28
Item 4.  Submission of Matters to a Vote of Security Holders..................28
Item 5.  Other Information....................................................28
Item 6.  Exhibits and Reports on Form 8-K.....................................29

         Signatures...........................................................30

                          PART I FINANCIAL INFORMATION
                          ----------------------------


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

PEREGRINE PHARMACEUTICALS, INC.


CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2004 AND APRIL 30, 2003
------------------------------------------------------------------------------------------

                                                              JANUARY 31,      APRIL 30,
                                                                 2004            2003
                                                             -------------   -------------
                                                               UNAUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                    $ 15,740,000    $  3,137,000
Trade and other receivables, net of allowance for doubtful
   accounts of $63,000 (January) and $59,000 (April)            1,443,000         245,000
Short-term investment                                                  --         242,000
Inventories                                                     1,188,000         376,000
Prepaid expenses and other current assets                         745,000         257,000
                                                             -------------   -------------

         Total current assets                                  19,116,000       4,257,000

PROPERTY:
Leasehold improvements                                            389,000         291,000
Laboratory equipment                                            2,169,000       1,936,000
Furniture, fixtures and computer equipment                        646,000         724,000
                                                             -------------   -------------

                                                                3,204,000       2,951,000
Less accumulated depreciation and amortization                 (2,276,000)     (2,115,000)
                                                             -------------   -------------

         Property, net                                            928,000         836,000

OTHER ASSETS:
Note receivable, net of allowance of $1,598,000 (January)
   and $1,645,000 (April)                                              --              --
Debt issuance costs, net                                               --         176,000
Other                                                             230,000         130,000
                                                             -------------   -------------

         Total other assets                                       230,000         306,000
                                                             -------------   -------------

TOTAL ASSETS                                                 $ 20,274,000    $  5,399,000
                                                             =============   =============

           See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2004 AND APRIL 30, 2003 (CONTINUED)
----------------------------------------------------------------------------------------------

                                                                 JANUARY 31,       APRIL 30,
                                                                    2004             2003
                                                               --------------   --------------
                                                                 UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                               $   1,101,000    $     560,000
Accrued clinical trial site fees                                      22,000          260,000
Accrued legal and accounting fees                                    270,000          194,000
Accrued royalties and license fees                                   156,000          149,000
Accrued payroll and related costs                                    398,000          314,000
Other current liabilities                                            282,000          300,000
Deferred revenue                                                   1,690,000          531,000
                                                               --------------   --------------

         Total current liabilities                                 3,919,000        2,308,000

CONVERTIBLE DEBT, net of discount                                         --          760,000
DEFERRED REVENUE                                                     144,000          200,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock-$.001 par value; authorized 200,000,000 shares;
  outstanding  - 140,333,971 (January); 119,600,501 (April)          140,000          120,000
Additional paid-in capital                                       167,275,000      142,274,000
Deferred stock compensation                                          (35,000)        (257,000)
Accumulated deficit                                             (151,169,000)    (140,006,000)
                                                               --------------   --------------

         Total stockholders' equity                               16,211,000        2,131,000
                                                               --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  20,274,000    $   5,399,000
                                                               ==============   ==============

                See accompanying notes to consolidated financial statements

                                            2

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2004 AND 2003 (UNAUDITED)
-------------------------------------------------------------------------------------------------------


                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                      -------------------------------   -------------------------------
                                        JANUARY 31,      JANUARY 31,     JANUARY 31,       JANUARY 31,
                                           2004             2003            2004              2003
                                      --------------   --------------   --------------   --------------

REVENUES:
Contract manufacturing revenue        $     211,000    $     162,000    $   1,403,000    $   1,257,000
License revenue                              18,000          350,000           56,000          350,000
                                      --------------   --------------   --------------   --------------
     Total revenues                         229,000          512,000        1,459,000        1,607,000

COST AND EXPENSES:
Cost of contract manufacturing              223,000          270,000        1,207,000        1,301,000
Research and development                  2,723,000        1,676,000        6,570,000        7,126,000
Selling, general and administrative       1,096,000          681,000        3,224,000        2,204,000
                                      --------------   --------------   --------------   --------------
     Total cost and expenses              4,042,000        2,627,000       11,001,000       10,631,000
                                      --------------   --------------   --------------   --------------

LOSS FROM OPERATIONS                     (3,813,000)      (2,115,000)      (9,542,000)      (9,024,000)
                                      --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE):
Interest and other income                    70,000           57,000          219,000          197,000
Interest and other expense                 (394,000)        (592,000)      (1,840,000)        (864,000)
                                      --------------   --------------   --------------   --------------
NET LOSS                              $  (4,137,000)   $  (2,650,000)   $ (11,163,000)   $  (9,691,000)
                                      ==============   ==============   ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and Diluted                  137,835,689      118,831,011      132,147,463      115,463,097
                                      ==============   ==============   ==============   ==============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                        $       (0.03)   $       (0.02)   $       (0.08)   $       (0.08)
                                      ==============   ==============   ==============   ==============

                     See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                            ADDITIONAL     DEFERRED                        TOTAL
                                                        COMMON STOCK         PAID-IN        STOCK       ACCUMULATED    STOCKHOLDERS'
                                                    SHARES       AMOUNT      CAPITAL     COMPENSATION     DEFICIT         EQUITY
                                                -------------- ---------- --------------  ----------  --------------  --------------

BALANCES - May 1, 2003                            119,600,501  $ 120,000  $ 142,274,000   $(257,000)  $(140,006,000)  $   2,131,000
Common stock issued for cash under June
  6, 2003 Common Stock Purchase Agreement,
  net of issuance costs of $104,000                 2,412,448      2,000      1,969,000          --              --       1,971,000
Common stock issued for cash under June
  26, 2003 Common Stock Purchase Agreement,
  net of issuance costs of $101,000                 1,599,997      2,000      1,737,000          --              --       1,739,000
Common stock issued for cash under option
  granted under June 26, 2003 Common Stock
  Purchase Agreement, net of issuance costs
  of $55,000                                        1,599,997      2,000      1,784,000          --              --       1,786,000
Common stock issued for cash under July
  24, 2003 Common Stock Purchase Agreement,
  net of issuance costs of $13,000                  2,000,000      2,000      2,885,000          --              --       2,887,000
Common stock issued for cash under
  September 18, 2003 Common Stock Purchase
  Agreement, net of issuance costs of $19,000       2,800,000      2,000      5,271,000          --              --       5,273,000
Common stock issued for cash under November
  17, 2003 Common Stock Purchase Agreement,
  net of issuance costs of $1,000                   2,000,000      2,000      4,254,000          --              --       4,256,000
Common stock issued for cash under January
  22, 2004 Common Stock Purchase Agreement,
  net of issuance costs of under $1,000               250,000         --        625,000          --              --         625,000
Common stock issued to Aeres Biomedical Ltd.
  for research services under a research
  collaboration agreement, net of issuance
  costs of under $1,000                               243,101         --        648,000          --              --         648,000
Common stock issued upon conversion of
  convertible debt                                  2,817,645      3,000      2,392,000          --              --       2,395,000
Common stock issued upon exercise of
  options and warrants, net of issuance
  costs of $134,000                                 5,010,282      5,000      3,396,000          --              --       3,401,000
Reversal of deferred stock compensation
  associated with the cancellation of
  unvested options                                         --         --        (52,000)     28,000              --         (24,000)
Compensation charge for variable
  stock options                                            --         --         33,000          --              --          33,000
Deferred stock compensation                                --         --         59,000     (59,000)             --              --
Stock-based compensation                                   --         --             --     253,000              --         253,000
Net loss                                                   --         --             --          --     (11,163,000)    (11,163,000)
                                                -------------- ---------- --------------  ----------  --------------  --------------
BALANCES - January 31, 2004                       140,333,971  $ 140,000  $ 167,275,000   $ (35,000)  $(151,169,000)  $  16,211,000
                                                ============== ========== ==============  ==========  ==============  ==============

                                    See accompanying notes to consolidated financial statements

                                                                 4

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 AND 2003 (UNAUDITED)
------------------------------------------------------------------------------------------

                                                             NINE MONTHS ENDED JANUARY 31,
                                                                 2004             2003
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(11,163,000)   $ (9,691,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation and amortization                                 277,000         277,000
    Stock-based compensation                                      262,000         418,000
    Amortization of discount on convertible debt
      and debt issuance costs                                   1,811,000         745,000
    Stock issued for services under research collaboration        164,000              --
Changes in operating assets and liabilities:
  Trade and other receivables                                  (1,198,000)       (820,000)
  Short-term investment                                           242,000              --
  Inventories                                                    (812,000)     (1,286,000)
  Prepaid expenses and other current assets                        (4,000)         28,000
  Accounts payable                                                541,000        (510,000)
  Deferred revenue                                              1,103,000       1,670,000
  Accrued clinical trial site fees                               (238,000)       (364,000)
  Other accrued expenses and current liabilities                  149,000          25,000
                                                             -------------   -------------
         Net cash used in operating activities                 (8,866,000)     (9,508,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions                                            (369,000)       (183,000)
Proceeds from sale of property                                         --          11,000
Increase in other assets                                         (100,000)             --
                                                             -------------   -------------
         Net cash used in investing activities                   (469,000)       (172,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance
  costs of $427,000                                            21,938,000       4,737,000
Proceeds from issuance of convertible debt, net of
  issuance costs of $363,000                                           --       3,370,000
Rescind prior sale of common stock to related party                    --        (500,000)
Principal payments on notes payable                                    --         (67,000)
                                                             -------------   -------------
         Net cash provided by financing activities             21,938,000       7,540,000
                                                             -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           12,603,000      (2,140,000)

CASH AND CASH EQUIVALENTS, beginning of period                  3,137,000       6,072,000
                                                             -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                     $ 15,740,000    $  3,932,000
                                                             =============   =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired in exchange for note payable               $         --    $     82,000
                                                             =============   =============
Conversion of Convertible Debt into common stock             $  2,395,000    $  1,355,000
                                                             =============   =============
Common stock issued under research collaboration             $    648,000    $         --
                                                             =============   =============

           See accompanying notes to consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited)
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. ("Peregrine") and its wholly-owned subsidiaries, Avid Bioservices, Inc. ("Avid"), and Vascular Targeting Technologies, Inc. (collectively the "Company"). All intercompany balances and transactions have been eliminated.

         As of January 31, 2004, the Company had $15,740,000 in cash and cash equivalents on hand. The Company has expended substantial funds on the development of its product candidates and for clinical trials and it has incurred negative cash flows from operations for the majority of its years since inception. The Company expects negative cash flows from operations to continue until it is able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of its products under development.

         Revenues earned by Avid during the nine months ended January 31, 2004 amounted to $1,403,000. The Company expects that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although the Company expects those near term revenues will be insufficient to cover consolidated cash flows used in operations. As such, the Company will continue to seek to raise additional capital to provide for its operations, including the anticipated development and clinical trial costs of Cotara(TM) and its Anti-Phospholipid Therapy program, the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of the Company's manufacturing capabilities.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


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

         The accompanying interim consolidated financial statements are unaudited; however they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at January 31, 2004, and the consolidated results of its operations and its consolidated cash flows for the three and nine-month periods ended January 31, 2004 and 2003. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities Exchange Act of 1934. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2003, which was filed with the Securities and Exchange Commission on July 29, 2003. Results of operations for the interim periods covered by this quarterly report may not necessarily be indicative of results of operations for the full fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

         ALLOWANCE FOR DOUBTFUL RECEIVABLES - We continually monitor our allowance for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.

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

         INVENTORIES - Inventories are stated at the lower of cost or market and primarily includes raw materials, direct labor and overhead costs associated with the services provided by our wholly-owned subsidiary, Avid. Inventories consist of the following at January 31, 2004 and April 30, 2003:

                                                    JANUARY 31,      APRIL 30,
                                                       2004            2003
                                                    -----------     -----------
           Raw materials                            $  312,000      $  205,000
           Work-in-process                             876,000         171,000
                                                    -----------     -----------

           Total Inventories                        $1,188,000      $  376,000
                                                    ===========     ===========

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


         CONCENTRATIONS OF CREDIT RISK - The majority of trade and other receivables are from customers in the United States and Israel. Most contracts require up-front payments and installment payments as the contract progresses. The Company performs periodic evaluations of its ongoing customers and generally does not require collateral, but can terminate the contract if a material default occurs. Reserves are maintained for potential credit losses, and such losses have been minimal and within management's estimates.

         COMPREHENSIVE LOSS - Comprehensive loss is equal to net loss for all periods presented.

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

         The Company recognizes revenues pursuant to Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 101") as well as the recently issued Staff Accounting Bulletin No. 104 , REVENUE RECOGNITION. These bulletins draw on existing accounting rules and provide specific guidance on how those accounting rules should be applied. Revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists,
(ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


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

         RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense when incurred in accordance with Statement of Financial Accounting Standards No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of the Company's technologies under development, (iii) the costs to manufacture the product candidates, including raw materials and supplies, (iv) patent filing fees (v) expenses for research and services rendered under outside contracts, including sponsored research funding, and (vi) facility expenses.

         BASIC AND DILUTIVE NET LOSS PER COMMON SHARE - Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of options, warrants and convertible instruments. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive, there was no difference between basic and diluted loss per share amounts for the three and nine months ended January 31, 2004 and January 31, 2003. The Company has excluded the dilutive effect of the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period because their effect was antidilutive since the Company reported a net loss in the periods presented:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                              ------------------------  ------------------------
                              JANUARY 31,  JANUARY 31,  JANUARY 31,  JANUARY 31,
                                 2004         2003         2004         2003
                              -----------  -----------  -----------  -----------
  Common stock equivalent
    shares assuming issuance
    of shares represented
    by outstanding stock
    options and warrants
    utilizing the treasury
    stock method              13,055,032    3,366,990   11,339,824    5,638,358
  Common stock equivalent
    shares assuming issuance
    of shares upon conversion
    of convertible debt
    utilizing the
    if-converted method          337,596           --      746,658    2,505,413
                              -----------  -----------  -----------  -----------
  Total                       13,392,628    3,366,990   12,086,482    8,143,771
                              ===========  ===========  ===========  ===========

         Weighted average outstanding options and warrants to purchase up to 5,657,044 and 7,959,998 shares of common stock for the three and nine months ended January 31, 2004, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

         Weighted average outstanding options and warrants to purchase up to 18,350,568 and 14,476,323 shares of common stock for the three and nine months ended January 31, 2003, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period. In addition, diluted earnings per common share the three months ended January 31, 2003 excludes weighted shares of 3,488,107, assuming issuance of shares upon conversion of convertible debt because the conversion price was greater than the average market price during the period.

         From February 1, 2004 through March 12, 2004, the Company received gross proceeds of $1,650,000 in exchange for the issuance of 750,000 shares of its common stock (Note 10), which numbers have been excluded from basic and dilutive net loss per common share for the three and nine months ended January 31, 2004.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


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

         The Company utilizes the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly no compensation expense has been recognized for the options in the accompanying consolidated financial statements for the three and nine months ended January 31, 2004 and January 31, 2003 in accordance with APB No. 25. Had the Company used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                               -----------------------------   -----------------------------
                                JANUARY 31,     JANUARY 31,     JANUARY 31,     JANUARY 31,
                                   2004            2003            2004            2003
                               -------------   -------------   -------------   -------------

  Net loss, as reported        $ (4,137,000)   $ (2,650,000)   $(11,163,000)   $ (9,691,000)
  Stock-based employee
    compensation cost
    that would have been
    included in the
    determination of net
    loss if the fair value
    based method had been
    applied to all awards          (996,000)       (367,000)     (1,450,000)     (1,658,000)
                               -------------   -------------   -------------   -------------
  Pro forma net loss as if
    the fair value based
    method had been applied
    to all awards              $ (5,133,000)   $ (3,017,000)   $(12,613,000)   $(11,349,000)
                               =============   =============   =============   =============
  Basic and diluted net loss
    per share, as reported     $      (0.03)   $      (0.02)   $      (0.08)   $      (0.08)
                               =============   =============   =============   =============
  Basic and diluted net loss
    per share, pro forma       $      (0.04)   $      (0.03)   $      (0.10)   $      (0.10)
                               =============   =============   =============   =============

         The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. Stock-based compensation expense associated with non-employees recorded during each of the three and nine months ended January 31, 2004 and January 31, 2003 relates to stock option grants made to non-employees and has been measured utilizing the Black-Scholes option valuation model and is being amortized over the estimated period of service or related vesting period. Stock-based compensation expense associated with non-employees recorded during the three and nine months ended January 31, 2004 amounted to $109,000 and $229,000, respectively. Stock-based compensation expense associated with non-employees recorded during the three and nine months ended January 31, 2003 amounted to $135,000 and $418,000, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


         In addition, during August 2003, a member of the Board of Directors of the Company voluntarily cancelled an option to purchase shares of the Company's common stock due to an insufficient number of stock options available in the Company's stock option plans for new employee grants. During October 2003, the Company received shareholder approval for its 2003 Stock Option Plan ("2003 Plan") and the director was re-granted options to purchase shares under the 2003 Plan. In accordance with FASB Interpretation No. 44 ("FIN No. 44"), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, the option granted to the director under the 2003 Plan is subject to variable accounting, which could result in increases or decreases to compensation expense in subsequent periods based on movements in the intrinsic value of the option until the date the option is exercised, forfeited or expires unexercised. During the three and nine months ended January 31, 2004, the Company recognized $33,000 in compensation expense with respect to such option in accordance with FIN No. 44.

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

         In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an Interpretation of Accounting Principles Board No. 50. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 are required to be adopted in periods ending after December 15, 2003. The Company adopted FIN No. 46 during the quarter ended January 31, 2004, which had no material impact on its consolidated financial position and results of operations.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


         In December 2003, the SEC issued Staff Accounting Bulletin No. 104, ("SAB No. 104"), REVENUE RECOGNITION. SAB No. 104 revises or rescinds portions of the SAB No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB No. 104 deletes interpretative guidance no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB's EITF on various revenue recognition topics, including EITF 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. SAB No. 104 also rescinds the SEC staff's REVENUE RECOGNITION IN FINANCIAL STATEMENTS - FREQUENTLY ASKED QUESTIONS AND ANSWERS (the "FAQ") issued in conjunction with SAB No. 101 and selected portions of the FAQ have been incorporated into SAB No. 104. The Company adopted SAB No. 104 during December 2003, which had no material impact on its consolidated financial position and results of operations.

3. SHORT-TERM INVESTMENT

         During March 2003, the Company received 61,653 shares of SuperGen, Inc. common stock under a license agreement with SuperGen, Inc. dated February 13, 2001. The Company accounts for its short-term investment at fair value as trading securities in accordance with SFAS No. 115. The cost basis of the common stock was $200,000. During the quarter ended July 31, 2003, the Company sold all 61,653 shares of common stock of SuperGen, Inc. for gross proceeds of $271,000. The realized gain of $71,000 relating to the short-term investment is included in interest and other income in the accompanying consolidated financial statements for the nine months ended January 31, 2004.

4. NOTE RECEIVABLE

         During December 1998, the Company completed the sale and subsequent leaseback of its two facilities and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if the Company defaults under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent within five (5) days of being due, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to the Company for such note receivable. Although the Company has made all payments under the lease agreement and has not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, the Company did not have sufficient cash on hand to meet its obligations on a timely basis and was operating at significantly reduced levels. In addition, at that time, if the Company could not raise additional cash by December 31, 1999, the Company may have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the Company's ability to pay its lease obligations on a timely basis, the Company established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. The Company reduces the reserve as payments are received and records the reduction as interest and other income in the accompanying consolidated statements of operations. Due to the uncertainty of the Company's capital resources beyond the next twelve months, the carrying value of the note receivable approximates its fair value at January 31, 2004. The Company has received all payments through March 2004.

         The following represents a rollforward of the allowance of the Company's note receivable for the nine months ended January 31, 2004:

        Allowance balance, April 30, 2003                 $   1,705,000
        Principal payments received                             (44,000)
                                                          --------------
        Allowance balance, January 31, 2004               $   1,661,000
                                                          ==============

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


5. CONVERTIBLE DEBT

         On August 9, 2002, the Company entered into a private placement with four investors under a Securities Purchase Agreement ("Debt SPA"), whereby the Company issued Convertible Debentures ("Convertible Debt") for gross proceeds of $3,750,000. The Convertible Debt earns interest at a rate of 6% per annum payable in cash semi-annually each June 30th and December 31st, and mature in August 2005. Under the terms of the Convertible Debt, the principal amount is convertible, at the option of the holder, into a number of shares of common stock of the Company calculated by dividing the unpaid principal amount of the Convertible Debt by the initial conversion price of $0.85 per share ("Conversion Price").

         In accordance with EITF 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE Instruments, the Company initially recorded its Convertible Debt net of discount of (i) the relative fair value of the warrants issued in the amount of $1,321,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,143,000. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount associated with unconverted Convertible Debt and warrants are amortized as non-cash interest expense on a straight-line basis over the term of the Convertible Debt, which approximates the effective interest method, and the amortization is recorded as interest and other expense in the accompanying consolidated statements of operations. Upon conversion of any Convertible Debt, the entire unamortized debt discount remaining at the date of conversion that is associated with the converted Convertible Debt are immediately recognized as interest and other expense in the accompanying consolidated financial statements. During the three and nine months ended January 31, 2004, the Company recognized $367,000 and $1,635,000, respectively, in non-cash interest expense associated with the conversion of Convertible Debt, which amount was included in interest and other expense in the accompanying consolidated statements of operations. During the three and nine months ended January 31, 2003, the Company recognized $506,000 and $687,000, respectively, in non-cash interest expense associated with the Convertible Debt, which amount was included in interest and other expense in the accompanying consolidated statements of operations.

         During the nine months ended January 31, 2004, Convertible Debt holders elected to convert an aggregate principal amount of $2,395,000 of the outstanding convertible debt in exchange for 2,817,645 shares of common stock at the conversion price of $0.85 per share. As of January 31, 2004, all outstanding convertible debt was converted into common stock and the associated discount was fully amortized as non-cash interest expense in the accompanying financial statements as follows:

         Principal Balance of Convertible Debt
         -------------------------------------
         Convertible debt, April 30, 2003                           $ 2,395,000
         Conversions, nine months ended January 31, 2004             (2,395,000)
                                                                    ------------
         Convertible debt, January 31, 2004                                  --
                                                                    ------------

         Discount on Convertible Debt
         ----------------------------
         Convertible debt discount, April 30, 2003                    1,635,000
         Discount amortized, nine months ended January 31, 2004      (1,635,000)
                                                                    ------------
         Convertible debt discount, January 31, 2004                         --
                                                                    ------------

         Convertible debt, net of discount, January 31, 2004        $        --
                                                                    ============

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


         Under the Debt SPA, each Debenture holder was granted a detachable warrant equal to 75% of the quotient obtained by dividing the principal amount of the Convertible Debt by the Conversion Price or an aggregate of 3,308,827 warrants. The detachable warrants have a 4-year term with an exercise price of $0.75 per share. During the nine months ended January 31, 2004, Debenture holders exercised 2,244,120 warrants under the Debt SPA for gross proceeds of $1,683,000 at the exercise price of $0.75 per share. As of January 31, 2004, 1,064,707 warrants were outstanding under the Debt SPA.

         In connection with the Convertible Debt issued on August 9, 2002, the Company incurred approximately $363,000 in debt issuance costs, including placement agent fees of $318,000, which are being amortized on a straight-line basis over the life of the Convertible Debt, which approximates the effective interest method. Upon conversion of any Convertible Debt, the unamortized debt issuance costs remaining at the date of conversion which were allocated to the Convertible Debt is immediately recognized as non-cash interest expense. During the three and nine months ended January 31, 2004, the Company expensed $23,000 and $176,000, respectively, in debt issuance costs included in interest and other expense in the accompanying consolidated statements of operations. During the three and nine months ended January 31, 2003, the Company expensed $31,000 and $58,000, respectively, in debt issuance costs included in interest and other expense in the accompanying consolidated statements of operations. At January 31, 2004, the debt issuance costs were completely amortized.

6. LICENSING, RESEARCH AND DEVELOPMENT AGREEMENTS

         During December 2002, the Company granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under its Vascular Targeting Agent ("VTA") technology. Under the terms of the agreement, the Company received an up-front payment of $300,000, of which, $219,000 was included in deferred revenue at January 31, 2004, in accordance with SAB No. 101 and SAB No. 104. Deferred license revenue is amortized over the estimated term of the remaining obligations as stated in the agreement. In addition, the Company could also receive future milestone payments and a royalty on net sales, as defined in the agreement. Under the same agreement, the Company granted Schering A.G. an option to obtain certain non-exclusive rights to the VTA technology with predetermined up-front fees and milestone payments as defined in the agreement.

         During December 2003, the Company entered into a research collaboration agreement with Aeres Biomedical Ltd. ("Aeres") regarding the humanization of one of the Company's Vascular Targeting Agent antibodies to be used as a potential clinical candidate. Under the terms of the research collaboration agreement, the Company is required to pay Aeres a non-refundable up-front payment, future project milestone payments and royalties on net sales. During January 2004, the Company issued and sold 243,101 shares of its common stock to Aeres valued at $648,000, of which, $164,000 was expensed during the quarter ended January 31, 2004 and $484,000 will be amortized as research and development expense in accordance with the terms of the agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


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

         Net revenues and gross profit information for the Company's segments for the three months ended January 31, 2004 and 2003 consisted of the following:

                                                               THREE MONTHS ENDED JANUARY 31,
                                                                 ---------------------------
                                                                     2004           2003
                                                                 ------------   ------------
       NET REVENUES:
           Contract manufacturing and development of biologics   $   211,000    $   162,000
           Research and development of cancer therapeutics            18,000        350,000
                                                                 ------------   ------------

                Total net revenues                               $   229,000    $   512,000
                                                                 ============   ============

       GROSS PROFIT (LOSS):
           Contract manufacturing and development of biologics   $   (12,000)   $  (108,000)
           Research and development of cancer therapeutics            18,000        350,000
                                                                 ------------   ------------
                Total gross profit                               $     6,000    $   242,000
                                                                 ============   ============

         For the three months ended January 31, 2004, two customers located in the U.S. accounted for 32% of reported net revenues and one customer headquartered in Israel accounted for 68% of reported net revenues.

         For the three months ended January 31, 2003, one customer located in the U.S. accounted for 26% of reported net revenues and one customer located in Europe accounted for 68% of reported net revenues.

         Net revenues and gross profit information for the Company's segments for the nine months ended January 31, 2004 and 2003 consisted of the following:

                                                                NINE MONTHS ENDED JANUARY 31,
                                                                 ---------------------------
                                                                    2004            2003
                                                                 ------------   ------------
       NET REVENUES:
           Contract manufacturing and development of biologics   $ 1,403,000    $ 1,257,000
           Research and development of cancer therapeutics            56,000        350,000
                                                                 ------------   ------------

                Total net revenues                               $ 1,459,000    $ 1,607,000
                                                                 ============   ============

       GROSS PROFIT (LOSS):
           Contract manufacturing and development of biologics   $   196,000    $   (44,000)
           Research and development of cancer therapeutics            56,000        350,000
                                                                 ------------   ------------

                Total gross profit                               $   252,000    $   306,000
                                                                 ============   ============

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


         For the nine months ended January 31, 2004, two customers located in the U.S. accounted for 54% of reported net revenues and one customer headquartered in Israel accounted for 38% of reported net revenues.

         For the nine months ended January 31, 2003, one customer located in the U.S. accounted for 40% of reported net revenues and one customer located in Europe accounted for 57% of reported net revenues.

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

         On June 6, 2003, the Company received gross proceeds of $355,000 under a Common Stock Purchase Agreement in exchange for 412,445 shares of its common stock. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $18,000.

         As of January 31, 2004, 87,555 shares of common stock were available for issuance under the November 2001 Shelf. All warrants were issued under the November 2001 Shelf as of January 31, 2004.

FINANCING UNDER SHELF REGISTRATION STATEMENT ON FORM S-3, FILE NUMBER 333-103965

         On March 21, 2003, the Company filed a registration statement on Form S-3, File Number 333-103965 which was declared effective by the Securities and Exchange Commission, allowing the Company to issue, from time to time, in one or more offerings, up to 10,000,000 shares of its common stock ("March 2003 Shelf"). As of January 31, 2004, 9,999,997 shares of common stock were issued under the March 2003 Shelf under the following transactions:

         On June 6, 2003, the Company received gross proceeds of $1,720,000 under a Common Stock Purchase Agreement in exchange for 2,000,003 shares of its common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $0.86 per share ("June 6, 2003 Financing"). The warrants have a four-year term and are exercisable at an exercise price of $0.86 per share. The fair value of the warrants was recorded as a cost of equity based on a Black-Scholes valuation model after considering the terms in the related warrant agreement. The warrants were issued under the November 2001 Shelf. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $86,000.

         On June 26, 2003, the Company received gross proceeds of $1,840,000 under a Common Stock Purchase Agreement in exchange for 1,599,997 shares of its common stock ("June 26, 2003 Financing"). Under the same arrangement, the Company granted the investors a six-month option to purchase up to 1,599,997 additional shares of common stock from the Company under the same terms as this offering. The fair value of the option was recorded as a cost of equity based on a Black-Scholes valuation model after considering terms in the related agreement. In connection with the offering, the Company paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $92,000. During the nine months ended January 31, 2004, investors elected to purchase all 1,599,997 shares of the Company's common stock under the six-month option in exchange for gross proceeds of $1,840,000.

         On July 24, 2003, the Company entered into a Common Stock Purchase Agreement with one institutional investor whereby the Company agreed to sell from time to time, at the Company's option, up to an aggregate of 2,000,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


shares of the Company's common stock at the per share price of $1.45 ("July 24, 2003 Financing"). As of January 31, 2004, the Company had sold and issued all 2,000,000 shares of its common stock under the July 24, 2003 Financing to the institutional investor for gross proceeds of $2,900,000. The Company paid no commissions in connection with this offering.

         On September 18, 2003, the Company entered into a Common Stock Purchase Agreement with one institutional investor whereby the Company agreed to sell from time to time, at the Company's option, up to an aggregate of 2,800,000 shares of the Company's common stock at predetermined per share prices based upon the average closing price of its common stock for the prior three trading days ("September 18, 2003 Financing"). As of January 31, 2004, the Company had sold and issued all 2,800,000 shares of its common stock under the September 18, 2003 Financing to the institutional investor in exchange for gross proceeds of $5,292,000. The Company paid no commissions in connection with this offering.

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

         On November 17, 2003, the Company entered into a Common Stock Purchase Agreement with one institutional investor whereby the Company agreed to sell from time to time, at the Company's option, up to an aggregate of 2,000,000 shares of the Company's common stock at predetermined per share prices based upon the average closing price of its common stock for the prior three trading days ("November 17, 2003 Financing"). During the quarter ended January 31, 2004, the Company received aggregate gross proceeds of $4,257,000 in exchange for the issuance of 2,000,000 shares of its common stock to the institutional investor. The Company paid no commissions in connection with this offering.

         On January 22, 2004, the Company entered into a Common Stock Purchase Agreement with one institutional investor whereby the Company agreed to sell from time to time, at the Company's option, up to an aggregate of 3,000,000 shares of the Company's common stock at a price per share based upon a discount to the average volume weighted average price of our common stock for the three trading days prior to the date of the put, which per share prices can be adjusted upon mutual agreement ("January 22, 2004 Financing"). During the quarter ended January 31, 2004, the Company received aggregate gross proceeds of $625,000 in exchange for the issuance of 250,000 shares of its common stock to the institutional investor. As of January 31, 2004, 2,750,000 shares of common stock were available for issuance under the January 22, 2004 Financing. The Company paid no commission in connection with this offering.

         During January 2004, the Company issued and sold 243,101 shares of its common stock to Aeres Biomedical Ltd. as payment for certain amounts due under a research collaboration agreement dated December 9, 2003 for antibody development services pertaining to one of the Company's Vascular Targeting Agent antibodies (Note 6).

         As of January 31, 2004, 9,506,899 shares of common stock were available for issuance under the October 2003 Shelf.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 (unaudited) (continued)
--------------------------------------------------------------------------------


9. OPTIONS AND WARRANTS

         During the nine months ended January 31, 2004, the Company received net proceeds of $615,000 upon the exercise of 947,031 options. As of January 31, 2004, options to purchase 11,652,951 shares of the Company's common stock were issued and outstanding at an average exercise price of $1.45 per share.

         During the nine months ended January 31, 2004, the Company received net proceeds of $2,786,000 upon the exercise of 4,087,871 warrants on a combined cash and cashless basis in exchange for the issuance of 4,063,251 shares of the Company's common stock. As of January 31, 2004, warrants to purchase up to 16,001,848 shares of the Company's common stock were issued and outstanding at an average exercise price of $1.60 per share.


10. SUBSEQUENT EVENTS

         On March 10, 2004, the Company issued and sold 750,000 shares of its common stock in exchange for aggregate net proceeds of $1,650,000 under the January 22, 2004 Financing. As of March 12, 2004, 2,000,000 shares of common stock were available for issuance under the January 22, 2004 Financing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "SHOULD", "PLANS", "BELIEVE", "WILL", "ANTICIPATE", "ESTIMATE", "EXPECT", OR "INTEND", INCLUDING THEIR OPPOSITES OR SIMILAR PHRASES OR EXPRESSIONS. YOU SHOULD BE AWARE THAT THESE STATEMENTS ARE PROJECTIONS OR ESTIMATES AS TO FUTURE EVENTS AND ARE SUBJECT TO A NUMBER OF FACTORS THAT MAY TEND TO INFLUENCE THE ACCURACY OF THE STATEMENTS. THESE FORWARD-LOOKING STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE EVENTS OR PLANS OF THE COMPANY WILL BE ACHIEVED. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THESE FORWARD LOOKING STATEMENTS.

         TO GAIN A BETTER UNDERSTANDING OF THE RISK FACTORS THAT MAY TEND TO INFLUENCE THE ACCURACY OF OUR FORWARD LOOKING STATEMENTS, WE RECOMMEND THAT YOU READ THE RISK FACTORS IDENTIFIED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED APRIL 30, 2003, WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 29, 2003. ALTHOUGH WE BELIEVE THAT THE RISKS DESCRIBED IN THE 10-K REPRESENT ALL MATERIAL RISKS CURRENTLY APPLICABLE TO US, ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY NOT BELIEVED TO BE IMPORTANT TO US MAY ALSO AFFECT OUR ACTUAL FUTURE RESULTS AND COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         To gain a better overall understanding of the Company, you should refer to the consolidated financial statements and notes thereto contained herein and our Annual Report on Form 10-K for the year ended April 30, 2003, which was filed with the Securities and Exchange Commission on July 29, 2003. Results of operations for the interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

COMPANY OVERVIEW

         Peregrine Pharmaceuticals, Inc., ("Peregrine") located in Tustin, California, is a biotechnology company engaged in the research, development and manufacturing of biotechnology products. We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of novel therapeutics and (ii) Avid Bioservices, Inc., ("Avid") a wholly-owned subsidiary, is engaged in providing contract manufacturing and development of biologics for biopharmaceutical and biotechnology companies.

         Our research and development efforts focus on discovering and developing products that effect blood flow to tumors. Our vascular research programs fall under several different proprietary platforms including Anti-Phospholipid Therapy (APT), Vascular Targeting Agents (VTAs), anti-Angiogenesis, and Vasopermeation Enhancement Agents (VEAs). We have research collaborations with pharmaceutical and biotechnology companies to develop our VTA platform for therapeutic and diagnostic applications and we expect to enter our first APT compound into clinical trials for cancer therapy during calendar year 2004.

         Our vascular agents may also have applications in other angiogenesis-dependent diseases besides cancer such as diabetes, arthritis, skin disorders and eye diseases. Peregrine currently has exclusive rights to over 190 U.S. and foreign patents and pending patent applications that broadly cover its vascular programs. In addition, we are currently evaluating our proprietary targets for use in treating non-angiogenesis dependent diseases such as viral infection. We believe that our pre-clinical data and the broad nature of our intellectual property may provide many opportunities for product development, partnering and licensing.

         Our most clinically advanced therapeutic program is based on a targeting platform outside vascular biology. This technology platform is known as Tumor Necrosis Therapy (TNT) and targets dead or dying tumor cells that are common to the majority of different tumor types. Cotara(TM), the most clinically advanced TNT program, is currently in a phase I clinical trial for the treatment of colorectal carcinoma at Stanford University Medical Center. In addition, we have received protocol approval from the U.S. Food and Drug Administration ("FDA") to initiate a registration clinical study for the treatment of brain cancer. We are currently seeking a development or funding partner to move the brain cancer program forward. We believe that continuing the clinical development of Cotara(TM) in tumor types other than brain cancer will add significant value to the program. We also have a research collaboration to develop immunocytokines based on the TNT platform and a TNT-based agent has been developed and approved for the treatment of lung cancer in China under a licensing agreement.

         Avid was formed from Peregrine's manufacturing expertise and production facility in Tustin, California to provide an array of contract services. Services provided by Avid include manufacturing of antibodies and proteins under current Good Manufacturing Practices (cGMP), process development, and testing for biopharmaceutical and biotechnology companies. Avid has produced biotechnology products to be used in phase I through phase III clinical trials. Avid continues to provide services for Peregrine including cGMP material for its Cotara(TM) and Anti-Phospholipid Therapy programs. Due to the anticipated increased demand for Avid services, we will be more than doubling our production capacity during calendar 2004 through the addition of a 1,000 liter bioreactor.

         We are actively exploring transactions that would allow us to leverage our various technologies as a means of raising capital to support operations in addition to equity financing. The transactions we are exploring include licensing, partnering or the sale of Cotara(TM), Oncolym(R), or various portions of our VTA and VEA technologies. We are also exploring possible strategic transactions related to Avid which could include partnering, or a complete sale of Avid as a means of raising additional capital. Avid is currently an integral part of Peregrine's product development plans so any transaction involving Avid would necessarily have to provide Peregrine with adequate resources or manufacturing credits that would allow it to continue moving its product pipeline forward.


CRITICAL ACCOUNTING POLICIES

        The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

        REVENUE RECOGNITION. We currently derive revenues primarily from licensing agreements associated with Peregrine's technologies under development and from contract manufacturing services provided by Avid. We recognize revenues pursuant to Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as well as the recently issued Staff Accounting Bulletin No. 104, REVENUE RECOGNITION. These bulletins draw on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

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

RESULTS OF OPERATIONS

         The following table compares the statement of operations for the three and nine-month periods ended January 31, 2004 to the same periods in the prior year. This table provides you with an overview of the changes in the statement of operations for the comparative periods, which changes are further discussed below.

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 JANUARY 31,                         JANUARY 31,
                                      ---------------------------------   ---------------------------------
                                        2004         2003     $ CHANGE       2004       2003      $ CHANGE
                                      ---------   ---------   ---------   ---------   ---------   ---------
                                                (IN THOUSANDS)                     (IN THOUSANDS)

REVENUES:
Contract manufacturing revenue        $    211    $    162    $     49    $  1,403    $  1,257    $    146
License revenue                             18         350        (332)         56         350        (294)
                                      ---------   ---------   ---------   ---------   ---------   ---------
     Total revenues                        229         512        (283)      1,459       1,607        (148)

COST AND EXPENSES:
Cost of contract manufacturing             223         270         (47)      1,207       1,301         (94)
Research and development                 2,723       1,676       1,047       6,570       7,126        (556)
Selling, general and administrative      1,096         681         415       3,224       2,204       1,020
                                      ---------   ---------   ---------   ---------   ---------   ---------

   Total cost and expenses               4,042       2,627       1,415      11,001      10,631         370
                                      ---------   ---------   ---------   ---------   ---------   ---------

LOSS FROM OPERATIONS                    (3,813)     (2,115)     (1,698)     (9,542)     (9,024)       (518)
                                      ---------   ---------   ---------   ---------   ---------   ---------


OTHER INCOME (EXPENSE):
Interest and other income                   70          57          13         219         197          22
Interest and other expense                (394)       (592)        198      (1,840)       (864)       (976)
                                      ---------   ---------   ---------   ---------   ---------   ---------

NET LOSS                              $ (4,137)   $ (2,650)   $ (1,487)   $(11,163)   $ (9,691)   $ (1,472)
                                      =========   =========   =========   =========   =========   =========


TOTAL REVENUES:
---------------

         Three Months: The decrease in revenues of $283,000 during the three months ended January 31, 2004 compared to the same period in the prior year was primarily due to a reduction in license revenues of $332,000. During the prior three months ended January 2003, we recognized $350,000 in license revenue associated with certain TNT rights licensed to Merck KGaA while we had no corresponding revenue recognized during the current quarter. This decrease in license revenue was offset by an increase in contract manufacturing revenues of $49,000 due to increased activities. In addition, during the current quarter, we had two clinical lots of material for one customer in-process which are subject to certain outside biological testing requirements. After the clinical lots are tested (which could take up to two months to complete), and all related product is shipped, we could recognize up to $1.2 million in contract manufacturing revenues in an upcoming period in addition to future services to be performed on other current contracts. Although we believe the product will meet customer testing requirements, there are no assurances or guarantees that all testing and services will meet customer specifications or that the related revenues will be recognized on the two in-process clinical lots.

         Nine Months: The decrease in total revenues of $148,000 during the nine months ended January 31, 2004 compared to the same prior year period is primarily due to a decrease in license revenues of $294,000 for reasons mentioned directly above. This decrease was offset by an increase in contract manufacturing revenues of $146,000 due to increase customer activities compared to the prior year.

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

COST OF CONTRACT MANUFACTURING
------------------------------

         Three Months: The current quarter decrease in cost of contract manufacturing compared to the same prior year period is primarily due to Peregrine's increased use of the manufacturing facility for its products under development and the related costs being allocated to research and development expenses. During the current quarter, we increased our antibody process development efforts associated with the Anti-Phospholipid Therapy program and manufactured the Anti-Phospholipid Therapy antibody for research and toxicology studies required for the anticipated commencement of Phase I clinical studies during calendar year 2004.

         Nine Months: The current nine month decrease in cost of contract manufacturing compared to the same prior year period was also primarily due to Peregrine's increased use of the manufacturing facility for its products under development and the related costs being allocated to research and development expenses as mentioned above.

RESEARCH AND DEVELOPMENT EXPENSES:
----------------------------------

         Three Months: The increase in research and development expenses of $1,047,000 during the three months ended January 31, 2004 compared to the same period in the prior year was primarily due to an increase in Anti-Phospholipid Therapy pre-clinical development expenses. During the current quarter, we expended an aggregate of $769,000 for antibody license and development fees and toxicology studies associated with the Anti-Phospholipid Therapy program, which amount was not incurred in the same prior year quarter. We anticipate initiating a Phase I clinical study using Anti-Phospholipid Therapy during the current calendar year. In addition, we incurred a current quarter increase in foreign patent filing fees of $126,000 primarily related to the Vascular Targeting Agent technology and the Anti-Phospholipid Therapy. We expect research and development expenses to increase over the near term primarily under the following ongoing research and development programs:

     1. Cotara(TM) clinical program at Stanford University for the treatment of colorectal cancer;

     2. Anti-Phospholipid Therapy pre-clinical and clinical programs for the anticipated commencement of Phase I clinical trials during calendar year 2004;
     3.  2C3 (anti-VEGF antibody) research and development program;
     4.  Vascular Targeting Agent research and development program; and
     5.  Vasopermeation Enhancement Agent research and development program.

         Nine Months: The decrease in research and development expenses of $556,000 during the nine months ended January 31, 2004 compared to the same period in the prior year was primarily due to a decrease in clinical trial program expenses associated with a previously planned registration trial using Cotara(TM) for the treatment of brain cancer. During the first quarter of fiscal year 2003, we incurred significant expenses associated with seeking protocol approval for the Cotara(TM) registration trial, including clinical trial start-up activities such as a European investigator meeting. We received approval from the U.S. Food and Drug Administration to initiate the Cotara(TM) registration trial in February 2003 and we are currently seeking a development or funding partner to initiate the Cotara(TM) brain study. This current nine month decrease in Cotara(TM) clinical expenses was offset by a current quarter increase in pre-clinical expenses associated with the Anti-Phospholipid Therapy program as described above.

         The following represents the research and development expenses ("R&D Expenses") we have incurred by each major platform technology under development:

                                              R&D EXPENSES-       R&D EXPENSES-
               PLATFORM TECHNOLOGY            QUARTER ENDED      MAY 1, 1998 TO
                UNDER DEVELOPMENT           JANUARY 31, 2004    JANUARY 31, 2004
         ------------------------------ ---------------------- -----------------
         TNT development (Cotara(TM))        $     333,000       $ 25,211,000
         VEA development                           362,000          4,294,000
         VTA development                         1,870,000          9,083,000
         Oncolym(R)development                     158,000         13,407,000
                                        ---------------------- -----------------
         Total research and development     $    2,723,000       $ 51,995,000
                                        ====================== =================

         From inception to April 1998, we expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between the TNT and Oncolym(R) technologies. In addition to the above costs, we expensed an aggregate of $32,004,000 for the acquisition of our TNT and VTA technologies, which were acquired during fiscal years 1995 and 1997, respectively.

         Looking beyond the next twelve months, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

         o The uncertainty of our capital resources to fund research, development and clinical studies beyond the current fiscal year;
         o The uncertainty of future costs associated with our pre-clinical candidates, Anti-Phospholipid Therapy, Vasopermeation Enhancement Agents and Vascular Targeting Agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development;
         o    The uncertainty of future clinical trial results;
         o The uncertainty of the number of patients to be treated in any clinical trial;
         o The uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
---------------------------------------------

         Three and Nine Months: Selling, general and administrative expenses consist primarily of compensation, board fees, facility, travel, legal and accounting fees, insurance, and other expenses relating to our general management, financial, administrative and business development activities. The increase in selling, general and administrative expenses of $415,000 (three months) and $1,020,000 (nine months) is primarily due to an increase in compensation and related expenses associated with Avid and our efforts to license our technologies under development. This increase was supplemented by an increase in director fees associated with increased oversight responsibilities mandated by the Sarbanes-Oxley Act of 2002. Prior to the current fiscal year, directors did not receive any cash compensation other than the reimbursement of expenses.

INTEREST AND OTHER EXPENSE:
---------------------------

         Three Months: The decrease in interest and other expense of $198,000 during the three months ended January 31, 2004 compared to the same period in the prior year is primarily due to a decrease in interest expense associated with the convertible debt issued in August 2002 as a result of a lower average convertible debt balance during the current quarter compared to the prior year. During the quarter ended January 31, 2004, the remaining $400,000 in convertible debt was converted into common stock.

         Nine Months: The increase in interest and other expense of $976,000 during the nine months ended January 31, 2004 compared to the same period in the prior year is primarily due to an increase in non-cash interest expense associated with the amortization of the convertible debt discount and debt issuance costs related to the conversions of convertible debt primarily during the quarter ended July 31, 2003.

         The following non-cash interest expense was included in Interest and other expense in the accompanying consolidated financial statements:

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        JANUARY 31,                   JANUARY 31,
                                                    2004           2003          2004            2003
                                                ------------   ------------   ------------   ------------
Interest and other expense, as reported         $   394,000    $   592,000    $ 1,840,000    $   864,000
Less interest and other expenses
  paid in cash                                       (4,000)       (56,000)       (29,000)      (119,000)
                                                ------------   ------------   ------------   ------------
Interest, non-cash expense                      $   390,000    $   536,000    $ 1,811,000    $   745,000
                                                ============   ============   ============   ============

                         LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2004, we had $15,740,000 in cash and cash equivalents. On March 10, 2004, we issued and sold 750,000 shares of our common stock in exchange for $1,650,000. Our cash and cash equivalents balance as of March 12, 2004 was $15,802,000 including the amount raised on March 10, 2004. During the nine months ended January 31, 2004, we raised $21,938,000 in net proceeds under various equity transactions (as further explained in our notes to the consolidated financial statements contained herein). Since inception, we have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We plan to raise additional capital through the offer and sale of shares or our common stock pursuant to our current shelf registration statement on Form S-3, File No. 333-109982, which as of March 12, 2004, had 8,756,899 shares available for possible future transactions.

         During the nine months ended January 31, 2004, cash used in operating activities decreased $642,000 to $8,866,000 compared to $9,508,000 for the nine months ended January 31, 2003. Net cash used in investing activities increased $297,000 to $469,000 for the nine months ended January 31, 2004 compared to $172,000 for the nine months ended January 31, 2003. The increase in cash used in investing activities is primarily due to added laboratory equipment combined with installment payments made on the planned 1,000-liter bioreactor to be installed during calendar year 2004. Net cash provided by financing activities increased $14,398,000 to $21,938,000 for the nine months ended January 31, 2004 compared to net cash provided of $7,540,000 for the same prior year period. The increase in net cash provided by financing activities was due to $21,938,000 in net proceeds received from the sale of our common stock and the exercise of options and warrants during the nine months ended January 31, 2004.

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

         Revenues earned by Avid during the nine months ended January 31, 2004 amounted to $1,403,000. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover consolidated cash flows used in operations. As such, we will continue to need to raise additional capital to provide for our operations, including the anticipated development and clinical costs of Anti-Phospholipid Therapy and Cotara(TM), the anticipated development costs associated with Vasopermeation Enhancement Agents ("VEA's") and Vascular Targeting Agents ("VTA's"), and the potential expansion of Avid's manufacturing capabilities.

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

                                   COMMITMENTS

         At January 31, 2004, we had no material capital commitments, other than the balance owed for the 1,000-liter bioreactor ordered by Avid in the amount of $303,000. In addition, we have significant obligations under license agreements that are contingent on clinical trial development milestones.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at January 31, 2004, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.

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

         The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2004, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2004.

         There have been no changes in the Company's internal control over financial reporting, during the quarter ended January 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

         Although the Company is not a party to any legal proceedings, the Company is currently investigating whether certain technologies discovered and developed at the University of Southern California ("USC") and subsequently licensed to a private company, Pivotal BioSciences, Inc., an entity we believe is partially owned by the principal investigator and others at USC, were developed using resources under the Company's sponsored research agreement with USC and/or funding provided from another source for which the Company has geographic technology rights. The current investigation does not affect the Company's current rights to its technologies under development nor should it have any effect, regardless of the outcome of the investigation, on the development of any of the Company's existing technologies.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

         The following is a summary of transactions by the Company during the quarterly period of November 1, 2003 through January 31, 2004 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         On January 6, 2004, a debenture holder elected to convert $400,000 of the outstanding convertible debt in exchange for 470,588 shares of common stock at the conversion price of $0.85 per share. The convertible debentures were issued in conjunction with a Securities Purchase Agreement ("SPA") entered into during August 2002.

         On January 23, 2004, the Company issued 138,462 shares of common stock to a debenture holder upon the exercise of 138,462 warrants at an exercise price of $0.71 per share. The warrants were issued in conjunction with the SPA entered into during August 2002.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   None.
-------  --------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.
-------  ----------------------------------------------------

ITEM 5.  OTHER INFORMATION.   None.
-------  ------------------

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.
-------  --------------------------------

         (a) Exhibits:

             10.92 Common Stock Purchase Agreement dated January 22, 2004 between Registrant and one institutional investor.

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


                                      PEREGRINE PHARMACEUTICALS, INC.



                                      By:  /s/ Steven W. King
                                           -----------------------------------
                                           Steven W. King
                                           President & Chief Executive Officer



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