Form 10-K
period 2004-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2004-07-14
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-17085

PEREGRINE PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3698422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14272 Franklin Avenue, Suite 100, Tustin, California	92780-7017
(Address of principal executive offices)	(Zip Code)

(714) 508-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒   NO ☐

                The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $281,305,000 as of October 31 2003 based on the closing sale price of the Registrant’s Common Stock as reported on the Nasdaq Stock Market on October 31, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter. Excludes 1,577,765 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at October 31, 2003.

141,268,182
(Number of shares of common stock outstanding as of July 9, 2004)

The terms “we”, “us”, “our”, “Company” and “Peregrine” as used in this report refers to Peregrine Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Avid Bioservices, Inc. and Vascular Targeting Technologies, Inc.

i

PART I

Item 1.                    BUSINESS

Forward Looking Statements

                 Except for historical information contained herein, this Annual Report on Form 10-K contains certain forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to those risk factors outlined in the section titled “Risk Factors and Forward-Looking Statements”.

                Certain technical terms used in the following description of our business are defined in the “Glossary of Terms”.

Company Overview

                About Us.  Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biopharmaceutical company primarily engaged in the research, development, manufacture and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. The Company was originally incorporated in California in June 1981 and was reincorporated in the state of Delaware on September 25, 1996.

                Our Location.    Our principal executive offices are located at 14272 Franklin Avenue, Suite 100, Tustin, California, 92780 and our telephone number is (714) 508-6000. Our internet website address is www.peregrineinc.com. Information contained on our website does not constitute any part of this report.

                Availability of Our Reports and Other Information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.peregrineinc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

                Copies of the following corporate governance documents are posted on our website: (1) Peregrine Pharmaceuticals, Inc. Code of Business Conduct and Ethics (2) Peregrine Pharmaceuticals, Inc. Charter of the Nominating Committee of the Board of Directors, (3) Peregrine Pharmaceuticals, Inc. Charter of the Audit Committee of the Board of Directors, and (4) Peregrine Pharmaceuticals, Inc. Charter of the Compensation Committee of the Board of Directors. If you would like a printed copy of any of these corporate governance documents, please send your request to Peregrine Pharmaceuticals, Inc., Attention Corporate Secretary, 14272 Franklin Avenue, Suite 100, Tustin, California 92780.

                Our Development Focus.  We are primarily focused on developing therapeutic agents that affect blood vessels and blood flow in cancer and other diseases. Our vascular research programs fall under several different proprietary platforms including Anti-Phospholipid Therapy ("APT"), Vascular Targeting Agents ("VTAs"), anti-Angiogenesis and Vasopermeation Enhancement Agents ("VEAs"). Peregrine’s first APT agent is scheduled to enter into clinical trials during calendar year 2004. These therapeutic agents may have applications in the treatment of cancer and other diseases such as viral infections, diabetes, arthritis, skin disorders and eye diseases. Our most clinically advanced therapeutic program is based on a targeting platform outside vascular biology. This technology platform is known as Tumor Necrosis Therapy ("TNT") and targets dead or dying tumor cells that are common to the majority of different tumor types and deliver therapeutic agents that kill nearby living tumor cells.

                Our Manufacturing Subsidiary.  In January 2002, we commenced operations of our wholly-owned subsidiary, Avid Bioservices, Inc., which was formed from the facilities and expertise of Peregrine. Avid produces clinical trial material for monoclonal antibodies and recombinant proteins for Peregrine and other biotechnology companies to support phase I through phase III clinical trials in stirred tank bioreactors. In order to expand our current capacity and to meet our needs and the needs of our customers, we have ordered a 1,000 liter bioreactor we anticipate will be installed and operational before the end of calendar year 2004. The 1,000 liter bioreator will augment our functioning 22.5 liter, 100 liter and 300 liter bioreactors.

                Products in Research and Development.  Our product development efforts, including those of our collaborative partners, have been primarily focused on cancer. During fiscal year 2004, we have expanded our preclinical research efforts into viral infections and eye diseases. Below is a summary of products, with their respective current stages of development and program status:

Technology	Product Name	Indication	Current Stage of Development	Product Description and Program Status

Tumor Necrosis Therapy (TNT)	Cotara™	Brain Cancer	Registration trial protocol was approved by the U.S. Food and Drug Administration (“FDA”) in February 2003

Description. TNT-based antibody product conjugated to a radioisotope, Iodine 131. Product is injected directly into the tumor region.

Status.   We have been actively seeking a development or licensing partner since we received protocol approval. Due to the financial obligations of a large registration trial, we feel it is necessary to secure a partner before we could commence this registration trial.

TNT	Cotara™	Colon Cancer	Phase I	Description. TNT-based antibody product conjugated to a radioisotope, Iodine 131. Product is administered into the blood stream (intravenous infusion).

Status. Phase I enrollment expected to be completed during calendar year 2004. Clinical data will then be gathered and used for studies in other solid tumor indications, such as lung cancer.

Technology	Product Name	Indication	Current Stage of Development	Product Description and Program Status

TNT	–	Lung Cancer	Product approved in China; pending manufacturing approval.	Description. TNT-based antibody product conjugated to a radioisotope, Iodine 131. Product is injected directly into the tumor region.

Status. This product is being developed by Medipharm Biotech, through a license agreement with Cancer Therapeutics, Inc. We have not received any additional information regarding the approval in China and the status of the pending manufacturing approval. See “Certain Relationships and Related Transactions” included in Part III, Item 13 of this Form 10-K for additional information related to this collaboration.

TNT	–	Unknown	Discovery	Description. We licensed the TNT-based antibodies for producing immunocytokines (novel antibody-cytokine fusion proteins) for the treatment of various diseases to Merck KGaA of Darmstadt, Germany.

Status. The development status has not been publicly disclosed by Merck KGaA.

Anti- Phospholipid Therapy (APT)	Tarvacin™	Various Cancers	Preclinical	Description. APT monoclonal antibody planned to be administered intravenously.

Status. Tarvacin™ will be our first APT compound and is expected to enter clinical trials by the end of calendar year 2004.

APT	–	Eye Disease	Discovery	Description. APT monoclonal antibody. Status. We entered into a research collaboration with The Foundation Fighting Blindness to perform preclinical proof-of-principle studies.

APT	–	Viral Disease	Discovery	Description. APT monoclonal antibody.

Status. We are working closely with the University of Texas Southwestern Medical Center at Dallas (“UTSWMC”) to research our APT antibodies for the potential treatment of viruses. Researchers at UTSWMC have received a $1.68 million grant from The National Institute of Allergy and Infectious Diseases (NIAID) for research in using our APT antibodies as a potential treatment for Lassa Fever.

Anti-Angiogenesis	2C3	Cancer	Discovery	Description. Monoclonal antibody that blocks VEGF binding to the key receptor involved in angiogenesis.

Status.   We are working with outside collaborators to identify a clinical candidate. Once a clinical candidate is identified, we expect to initiate clinical studies within 12 to 18 months.

Technology	Product Name	Indication	Current Stage of Development	Product Description and Program Status

Vascular Targeting Agents (VTA)	–	Cancer	Discovery	Description. Agents that bind to tumor blood vessels and stop blood flow to the tumor by damaging tumor blood vessels.

Status. We have entered into a number of research collaborations to evaluate our proprietary targeting platforms combined with various therapeutic agents.

VTA	–	Cancer	Discovery	Description. In December 2002, we entered into an exclusive licensing agreement with Schering AG for the development of VTA-based imaging and diagnostic agents.

Status. The development status has not been publicly disclosed by Schering AG.

VTA	–	Cancer	Discovery

Description.   In February 2001, we entered into an exclusive licensing agreement with SuperGen, Inc. for the development of VTAs using VEGF to target tumor blood vessels for cancer therapy.

Status. The development status has not been publicly disclosed by SuperGen, Inc.

Vasopermeation Enhancement Agents (VEA)	Cancer	Discovery	Description. VEAs specifically localize to tumors and make the tumor blood vessels leaky allowing subsequently administered chemotherapy drugs to better reach the target tumor cells.

Status. Our collaborator has generated a fully-human antibody for targeting tumor necrosis and we are currently generating a fusion protein containing the human antibody with a portion of IL-2, known as PEP, that induces blood vessel permeability.

                The following is a more in depth discussion on our technology platforms, TNT, APT, Anti-Angiogenesis, VTAs, VEAs, Lymphoma Therapy, and our contract manufacturing subsidiary, Avid Bioservices, Inc.

                Tumor Necrosis Therapy (“TNT”)

                Overview.    TNT, our most clinically advanced technology, acts by binding to dead and dying cells found primarily at the necrotic core of the tumor. TNT antibodies are potentially capable of carrying a variety of agents including radioisotopes, chemotherapeutic agents and cytokines to the interior of solid tumors. Our first TNT-based product, Cotara™, is a chimeric (an antibody which is part human and part mouse) TNT antibody conjugated to a radioisotope, Iodine 131. We currently have one ongoing Phase I clinical trial at Stanford University Medical Center accepting patients with colorectal cancer. In February 2003, the Company received FDA approval to commence a single registration study for Cotara™ in first recurrent glioblastoma multiforme, a particularly deadly form of brain cancer. We are actively seeking a strategic partner for the Cotara™ program. We currently do not plan on initiating the registration trial until a strategic transaction has been executed.

                 The TNT Concept. The concept behind TNT is that almost all solid tumors develop a core of dead or dying cells known as necrosis or necrotic cells in the center of the tumor mass as it grows. The outer membrane of necrotic cancer cells becomes leaky, thus exposing the DNA on the inside of the cell. Instead of targeting living cancer cells, TNT targets the necrotic and dead cells, which can account for up to 50% of the mass of a tumor found throughout the tumor mass but primarily at the tumor core. TNT binds to Deoxyribonucleic Acid (“DNA”) or DNA-associated proteins, such as histones, found within the nucleus of virtually every cell. TNT is only able to reach the DNA target in cells having porous nuclear and cellular membranes, since porosity is a property uniquely associated with dead and dying cells found within solid tumors. As such, DNA functions as a highly abundant but selective target. This DNA target is not believed to modulate as is commonly seen with tumor-specific cell surface antigens that are commonly used as targets with other antibody-based therapeutic modalities. Thus, compared to a cell surface marker, the DNA target may be a more stable and reliable target. Once concentrated in necrotic regions throughout the tumor, TNT can deliver a toxic payload to neighboring viable cancer cells, resulting in death of the tumor cells surrounding the necrotic core.

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

                Cotara™ Registration Clinical Trial. We filed a protocol with the Food & Drug Administration (“FDA”) in February 2002 to commence a single registration clinical trial using Cotara™ for the treatment of advanced brain cancer. We reached an agreement with the FDA on a final registration protocol and we received notification of FDA protocol approval in February 2003.

                 Under the protocol design that was approved by the FDA, the Cotara™ registration study for brain cancer will begin with a group of approximately 60 patients treated with Cotara™. Additional detailed nuclear imaging data to support the product label will be collected and a preliminary evaluation of the data will be performed to determine if the study will be continued or terminated. After the initial approximate 60 patients, the remaining patients will be randomized to receive either Cotara™ or temozolomide.

                Based on the anticipated number of patients to be treated and the anticipated cost of the study, we have been actively seeking a strategic partner to fund the registration study since we received protocol approval in February 2003. Due to the financial obligations and complexities of a large registration trial, we feel it is necessary to secure assistance with running the registration trial prior to initiating patient enrollment. We will continue to increase the commercial potential of Cotara™  by continuing clinical studies in other solid tumor indications such as colorectal cancer.

                Stanford Phase I Study.  In addition to brain cancer, Stanford University Medical Center is studying the safety, dosimetry, and maximum tolerated dose (“MTD”) of Cotara™ using intravenous injection for patients with colorectal cancer. This study is designed to treat three patients (referred to as a “cohort”) at each dose level, calculate dosimetry, record side effects and monitor the patients for a minimum of eight weeks between cohorts. If toxicities are not observed during these eight weeks, the next cohort of three patients may be treated at the next higher dose. At the outset of the study, we did not know the maximum tolerated dose for Cotara™. Once the dose escalation is completed, additional patients will be treated at the MTD (safe dose) to gain further experience with the drug and to provide the basis of future studies. We expect the Phase I study to be completed during calendar year 2004 or early 2005.

                Licensing Collaborations.  During October 2000, we entered into a licensing agreement with Merck KGaA of Darmstadt, Germany to use our proprietary TNT antibodies for producing immunocytokines (novel antibody-cytokine fusion proteins) for the treatment of various diseases. Within Merck, the international team of its affiliate Lexigen, based in Lexington, MA, will develop these novel immunocytokines using our TNT targeting technology. To our knowledge, Merck KGaA has not publicly disclosed the development status of the project.

                During September 1995, we entered into an agreement with Cancer Therapeutics, Inc. whereby we granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China. See "Certain Relationships and Related Transactions" included in Part III, Item 13 of this Form 10-K for additional information related to this collaboration.

                Anti-Phospholipid Therapy (“APT”)

                Overview.  In August 2001, we exclusively licensed a new platform technology from the University of Texas Southwestern Medical Center at Dallas which we have named Anti-Phospholipid Therapy. Tarvacin™ will be our first APT compound expected to enter phase I clinical trials later this calendar year. Over the past year, we have identified the final Tarvacin™ clinical candidate, developed cGMP manufacturing processes, initiated manufacturing at Avid, recruited a scientific advisory board and started formal toxicology studies to support our Investigational New Drug (IND) application to be filed with the Food & Drug Administration (FDA). We have also completed a number of preclinical animal experiments using Tarvacin™ to study the safety and efficacy of the compound.

                 Preclinical Studies.  In preclinical studies, 3G4, the parent antibody of Tarvacin™, was shown to reduce the growth of breast cancer tumors in animal models by 60% when given alone and by 93% when given in combination with the commonly used chemotherapy drug docetaxel. These experiments clearly demonstrated that the inclusion of 3G4 significantly improved the therapeutic value of the key breast cancer drug docetaxel without any additional toxicity. This data in combination with other preclinical data has increased our focus on the development of Tarvacin™. We have worked with FDA, regulatory consultants and our scientific advisory board to plan our preclinical program and to draft our phase I clinical trial protocol. One of our major goals for fiscal year 2005 will be to file an IND and begin clinical studies with Tarvacin™.

                The University of Texas Southwestern Medical Center at Dallas, with whom we have a sponsored research agreement, has received a grant to study the use of APT agents for the treatment of viral infections and other diseases. We have also started a collaboration with The Foundation Fighting Blindness to study APT constructs as well as VTAs for the treatment of eye diseases.

                 About Phospholipids.  Phospholipids are normal cellular structures that are present in all cells of the human body and form the building blocks that make up the outer surface of cells responsible for maintaining integrity and normal functions. The study of phospholipids as targets for therapeutic and diagnostic intervention forms the basis of our Anti-Phospholipid Therapy (APT) technology platform. We and our collaborators have been studying the characteristics of phospholipids in a variety of different diseases. Phospholipids can be classified under several different subtypes including choline-containing phospholipids and aminophospholipids. In normal healthy cells, there are a number of systems that are responsible for keeping aminophospholipids facing the interior of the cell and choline-containing phospholipids facing the exterior of the cell. Our scientists have demonstrated that tumor blood vessels differ significantly from normal blood vessels with regard to the orientation of their phospholipids. Key differences between the tumor environment and normal tissue environment include low oxygen levels (hypoxia), high levels of various growth factors, reactive oxygen species and increased levels of various cytokines.

                As a result of being exposed to the harsh environment within the tumor, the normal processes that keep phospholipids in their correct orientation are inhibited resulting in the exposure of phospholipids on the outside of tumor blood vessels that are not present in normal tissues. The group of phospholipids known collectively as anionic phospholipids has emerged as particularly attractive targets for tumor therapy. Peregrine has developed a lead anti-aminophospholipid monoclonal antibody (3G4) that preferentially binds to the aminophospholipid. When injected into animals bearing various solid tumors, the antibody binds to tumor vessels without binding to blood vessels in normal organs.

                Peregrine is also evaluating 3G4 and antibodies against aminophospholipids as a targeting platform for the development of Vascular Targeting Agents.

                Anti-Angiogenesis Technology

                Overview.   Our mouse derived antibody, 2C3, works by inhibiting a key tumor blood vessel growth factor known as Vascular Endothelial Growth Factor (VEGF) from inducing the formation of blood vessels in solid tumors. The 2C3 antibody is part of Peregrine’s anti-angiogenesis compound family under development for the treatment of cancer and other diseases dependent on aberrant blood vessel formation.

                About VEGF.  VEGF is a potent growth factor that plays a role in a number of normal processes including blood vessel formation (angiogenesis), bone formation and immune system regulation. The 2C3 antibody selectively blocks VEGF binding to one of its two key receptors, VEGF receptor 2, without blocking binding to VEGF receptor 1. VEGF binding to VEGF receptor 2 is believed to be the primary signal involved in angiogenesis. VEGF binding to VEGF receptor 1 is believed to be involved in a number of normal VEGF-mediated processes. Anti-angiogenesis agents that selectively block the blood vessel growth function of VEGF without blocking other VEGF-mediated functions may have advantages over VEGF inhibition strategies that block all VEGF functions.

                Virtually all detectable tumors are dependent upon a tumor vascular network to obtain oxygen and nutrients. As the tumor increases in size, it produces angiogenic factors (formation of new blood vessels), chief among them VEGF, to expand the vascular tree and increase the delivery of oxygen and nutrients to the growing tumor. 2C3 is an anti-angiogenic agent that blocks VEGF-induced angiogenesis associated with VEGF binding to VEGF receptor 2 but does not interfere with the VEGF activities associated with binding to VEGF receptor 1. In preclinical studies presented this year at the American Association of Cancer Research (AACR) annual meeting, the 2C3 antibody inhibited growth of blood vessels by up to 85% in breast cancer tumor metastases. These results indicate that anti-VEGF agents that selectively block the angiogenic functions of VEGF may be effective at treating cancer while potentially having a better safety profile.

                Preclinical Studies.  Preclinical research is currently being conducted by a number of investigators including Drs. Rolf Brekken and Philip Thorpe at the University of Texas Southwestern Medical Center at Dallas. VEGF-dependent angiogenesis is a key factor in pancreatic tumor growth, metastasis, and cancer-related death. One of the studies presented evaluated the effect of 2C3 on the growth of tumors in various preclinical models. Consistent with its anti-angiogenic activity, 2C3 decreased total blood vessel density in these tumor models. 2C3 also controlled the growth of human pancreatic tumor cells injected in the pancreas such that the 2C3 treated mice had primary tumors 50% smaller than tumors in mice that received a control treatment. In addition, 2C3 therapy reduced the number and size of metastatic colonies in the liver as well as the number of mice with metastatic disease. No therapy-related toxicity was observed in any of these studies. Results of some of this research program were highlighted by a presentation at the Third Annual Angiogenesis Conference in London, England.

                Licensing Collaborations. During August 2001, the Company entered into an exclusive worldwide license for a new preclinical compound from the University of Texas Southwestern Medical Center. This new compound, named 2C3, added to Peregrine’s anti-cancer platform technologies in the anti-angiogenesis field. Under this license agreement, the Company paid an up-front license fee, annual maintenance fees, and is obligated to pay future milestone payments based on development progress, plus a royalty on net sales.

                During June 2003, the Company entered into a research collaboration agreement with Affitech AS regarding the production of human antibodies for the Company’s anti-angiogenesis programs to be used as possible future clinical candidates. Under the terms of the research collaboration agreement, the Company will pay a non-refundable technology access fee and may either develop identified antibodies as part of a joint venture program with Affitech AS or pay future milestone payments and royalties on net sales. Affitech AS has achieved the first research milestone involving the identification of an initial panel of fully human antibodies that bind to the blood vessel growth factor Vascular Endothelial Growth Factor (VEGF) with a defined specificity. Once a final clinical candidate (fully human antibody) is identified, we expect to initiate clinical trials within 12 to 18 months. The anti-VEGF antibodies will also be evaluated as targeting agents for the development of VTAs.

                Vascular Targeting Agents (“VTAs”)

                Overview.   VTAs utilize monoclonal antibodies and other targeting agents that recognize markers found on tumor blood vessels. VTAs act in a two-step process whereby the VTA first binds to the tumor blood vessels and then induces a blood clot in the tumor blood vessels. The formation of the blood clot stops the flow of oxygen and nutrients to the tumor cells, resulting in a wave of tumor cell death. VTAs have the potential to be effective against a wide variety of solid tumors since: 1) the solid tumors studied to date in excess of two millimeters in size forms a vascular network to enable the tumor to continue to grow and, 2) tumor vasculature markers are believed to be consistent across various tumor types. Another potential advantage of the VTA technology is that the cells targeted by VTAs (the vascular endothelial cells) do not mutate to become drug resistant. Drug resistance caused by the instability and mutability of cancer cells is a significant problem with conventional therapeutic agents that must directly target the cancer cells of the tumor.

                 The VTA Concept.  The Vascular Targeting Agent (“VTA”) technology is based on the concept that virtually all detectable tumors rely on a tumor vascular network to obtain oxygen and nutrients. In preclinical animal studies, VTAs have shown to be potent anti-cancer agents that act by cutting off the supply of oxygen and nutrients to tumor cells by causing blood clots to form within the tumor’s blood supply network. VTAs localize within the tumor vasculature by selectively binding to the flat endothelial cells that line tumor blood vessels. Once the VTA binds to its target, it initiates local blood clotting. VTAs may be very potent anti-tumor agents because they create two amplified processes that have a devastating effect on the tumor. The first process is the initiation of the coagulation cascade, which is a highly amplified, self-sustaining chain reaction in which a huge number of blood clotting molecules are generated, leading to complete clotting of the tumor blood vessels within a matter of minutes. A second level of amplification occurs at the structural level where the blockage of a single capillary can lead to the destruction of thousands of tumor cells. As a result, small quantities of VTAs localized in the tumor’s vascular system may cause an avalanche of tumor-cell death.

                Vascular Targeting Agents versus Anti-Angiogenesis.  The VTA technology differs from conventional anti-angiogenesis therapy in that VTAs act by shutting off the supply of oxygen and nutrients to tumor cells by inducing clot formation in existing tumor-blood vessels. In contrast, anti-angiogenesis compounds typically work by inhibiting the growth of new tumor blood vessels. In inhibiting the growth of new tumor blood vessels, tumor growth may be diminished, but the existing tumor can maintain its bulk by utilizing the existing tumor blood vessels. The VTA approach, therefore, is designed to provide a therapeutic effect for the destruction of existing tumors.

                Preclinical Studies.  In preclinical animal studies, VTAs have been able to induce the formation of clots in tumor blood vessels within 30 minutes leading to tumor cell death. Within days, large tumor masses have been shown to disintegrate and have left nearby healthy tissue intact and fully functional.

                Dr. Philip Thorpe and his scientific team at the University of Texas Southwestern Medical Center at Dallas currently are conducting preclinical research under our sponsored research agreement. Some of the results of this research program were highlighted by presentations at the 2003 American Association for Cancer Research (“AACR”) annual meeting in Washington, D.C. and at the Angiogenesis II Conference in Paris, France and published in a research article in the Proceedings of the National Academy of Sciences in June of 2002. Dr. Philip Thorpe and his research collaborators have demonstrated that these new compounds suppress the growth of a variety of human and mouse solid tumors growing in mice and may be a promising anti-cancer candidate for clinical trials.

                We have decided that in order to move our VTA program into human clinical studies, we will pursue chimeric or fully human monoclonal antibodies in addition to the murine or mouse antibodies originally raised at the University of Texas Southwestern Medical Center at Dallas. The Company is currently working with a number of human antibody generation companies to develop fully human antibodies for its most promising VTA targets.

                License Collaborations.  During December 2002, we granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under our Vascular Targeting Agent (“VTA”) technology. Under the terms of the agreement, we received an up-front payment and could also receive future milestone payments and a royalty on net sales, as defined in the agreement, based on development success of each product candidate. Under the same agreement, we granted Schering an option to obtain certain non-exclusive rights to the VTA technology with predetermined up-front fees and milestone payments as defined in the agreement. To our knowledge, Schering A.G. has not publicly disclosed the development status of the project.

                During February 2001, we completed a licensing deal with SuperGen, Inc. (“SuperGen”) to license a segment of our VTA technology, specifically related to Vascular Endothelial Growth Factor (“VEGF”) in combination with certain toxins or killing agents. Under the terms of the licensing agreement, we received an initial equity investment, continue to receive an annual license fee until an IND is filed, and we could receive additional milestone payments based on the development success, plus receive a royalty on net sales of all drugs commercialized by SuperGen utilizing the VEGF technology. To our knowledge, SuperGen has not publicly disclosed the development status of the project.

                Vasopermeation Enhancement Agents (“VEAs”)

                Overview.   VEAs are a new class of drugs, which are designed to increase the uptake of cancer therapeutics and imaging agents into the tumor at the tumor site, potentially resulting in greater efficacy. VEAs work by using monoclonal antibodies to deliver known vasoactive compounds (i.e., molecules that cause tissues to become more permeable) selectively to solid tumors. VEAs currently use the same targeting agent as TNT to deliver an agent that makes the blood vessels inside the tumor more permeable (leaky). Once localized at the tumor site, VEAs alter the physiology and the permeability of the vessels and capillaries that supply the tumor. In preclinical studies, drug uptake has been increased up to almost 400% in solid tumors when VEAs were administered several hours prior to the chemotherapeutic treatment. VEAs are intended to be used as a pre-treatment for most existing cancer therapies and imaging agents.

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

                 The VEA Concept.  Vasopermeation Enhancement Agents are designed to increase the uptake of existing and future cancer therapeutics and imaging agents at the tumor site, potentially resulting in greater efficacy. VEAs act by using monoclonal antibodies to deliver known vasoactive compounds (molecules that cause tissues to become more permeable) selectively to solid tumors. Once localized at the tumor site, VEAs alter the physiology and the permeability of the vessels and capillaries that supply the tumor. VEAs are intended to be used as a pre-treatment for most existing cancer therapies and imaging agents and may be effective across multiple tumor types.

                Preclinical Studies.  VEAs are currently in preclinical development in collaboration with Dr. Alan Epstein and his scientific team at the University of Southern California Medical Center. In preclinical studies, drug uptake has been increased up to almost 400% in solid tumors when VEAs were administered several hours prior to the therapeutic treatment. Recently published preclinical studies demonstrated the ability of the VEA technology to significantly increase the anti-tumor activity of several leading chemotherapy drugs including 5-FU, doxorubicin, vinblastine, BCNU, Taxol, or VP-16. In general, the enhancement of chemotherapeutic drug effects from these studies could be divided into two categories: (1) those tumors which normally respond to a given drug, such as human colon carcinoma treated with doxorubicin, which were found to have a significant increase in anti-tumor response following VEA pretreatment; (2) those tumors which normally do not respond to a given drug, such as lung carcinoma treated with Taxol, which were found to have an increase in response following VEA pretreatment. This data represents a major advancement in the VEA program and was presented at the American Society of Clinical Oncology (“ASCO”) in 2002. Our researchers have met with top chemotherapy experts to review the VEA preclinical data and received important advice on how to design a clinical study for the lead VEA compound.

                The Company has a fully human clinical candidate for the VEA technology. This candidate will be used for cGMP manufacturing and completion of toxicology studies necessary for human clinical studies. In order to complete toxicology studies, the Company must choose the chemotherapy drug(s) to be used, the tumor type to be treated and the therapeutic regimen to be used in the Phase I study. Depending on the Phase I trial design and the animal species used for preclinical work, the cost of the studies can be significant depending on the complexity of the study. The Company is actively pursuing licensing partners for this technology and may elect to have the potential partner finalize the clinical and preclinical programs including the toxicology studies. In any case, the Company will continue with manufacturing plans through Avid Bioservices, Inc. so that it should be in a position to begin the preclinical toxicology studies as soon as the development plans are finalized.

                Lymphoma Therapy

                 Overview.  The Lym-1 antibody is a murine monoclonal antibody that recognizes a protein on the b -chain of HLA-DR, a cell surface marker present on over 80% of non-Hodgkin’s Lymphomas. This HLA-DR Lym-1 binding epitope is highly specific for non-Hodgkins Lymphomas. Lym-1 monoclonal antibody selectively targets lymphoma cancer cells and spares the healthy B-cells necessary to fight infection.

                 Non-Hodgkin’s Lymphoma (“NHL”).  NHL is a malignant growth of cells in the lymph system. The lymph system is a connecting network of glands and vessels, which produce and circulate lymph throughout the body. Under the Revised European-American Classification of Lymphoid Neoplasms, NHL is sub-divided into two classes: indolent and aggressive. Indolent lymphomas affect about 35% of the patients newly diagnosed with the disease. Indolent lymphoma usually presents as a nodal (involving the lymph nodes) disease. Survival from the time of diagnosis with indolent disease averages 5 to 7 years. Aggressive lymphoma affects some 65% of the newly diagnosed cases of NHL and has average survival rates of 2-5 years in intermediate and six months to 2 years in high-grade disease. Aggressive lymphomas are usually present with large extranodal (outside the lymph nodes) bulky tumors.

                 Oncolym.  Oncolym is the name for the radioimmunoconjugate formed when the Lym-1 antibody is combined with the radioactive isotope, Iodine 131. Iodine 131 appears to have a number of advantages as a therapeutic radionuclide. The primary potential advantage is that beta radiation emissions from the isotope (the energy that kills the cancer cells) penetrate several millimeters through tissue killing some 300 cells layers around the antibody. This makes the radioimmunoconjugate therapy potentially effective against tumors, because it negates the need to target each and every cancer cell individually.

                Clinical Trials.  To date, 137 patients were exposed in 7 IND clinical protocols, of which, 120 patients were treated with a therapeutic dose of Oncolym. Data on 113 patients is currently available. In these trials, some patients have achieved complete remissions (“CR”) where there is no detectable tumor and some achieved partial remissions (“PR”) where there is at least a 50% shrinkage of the tumor mass. To date, 47 patients with an indolent form of NHL have been treated, of which 28 were responders (60% response rate) with 8 CR’s and 20 PR’s. In addition, 66 patients with an aggressive form of NHL were treated, of which, there were 17 responders (26% response rate) with 6 CR’s and 11 PR’s. Radiation dosimetry demonstrates a tolerable safety index. Minor side effects such as thrombocytopenia (low platelet count) and leukopenia (low white blood cell count) have been observed. Clinical studies have revealed that the side effects appear to be reversible, manageable and resolve without complications.

                We suspended clinical studies during fiscal year 2002. We have been seeking a licensing or joint venture partner for the Oncolym technology for a number of years. We do not anticipate continuing clinical studies without a licensing or development partner for this technology.

                Contract Manufacturing Facility

                During January 2002, we commenced the operations of our wholly-owned subsidiary, Avid Bioservices, Inc., which was formed from the facilities and expertise of Peregrine. Avid provides an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices (“cGMP”).  In order to expand our current capacity and to meet our needs and the needs of our customers, we have ordered a 1,000 liter bioreactor we anticipate to be installed and operational before the end of calendar year 2004. The 1,000 liter bioreactor will augment our functioning 22.5 liter, 100 liter and 300 liter bioreactors.

                Operating a cGMP facility requires highly specialized personnel and equipment that must be maintained on a continual basis. Prior to the formation of Avid, we manufactured our own antibodies for over 10 years and developed the manufacturing expertise and quality systems to provide the same service to other biopharmaceutical and biotechnology companies. We believe Avid’s existing facility is well positioned to meet the growing needs of the industry. Avid is also well positioned to increase its capacity in the future in order to become a significant supplier of contract manufacturing services.

                Avid can provide an array of services to a variety of companies in the biotechnology and pharmaceutical industries. Even though much of the process is very technical, knowledge of the process will help investors understand the overall business. The manufacturing of monoclonal antibodies and recombinant proteins under cGMP is a complex process and includes several phases before the finished drug product is released to the client. The first phase of the manufacturing process is to receive the production cell line (the cells that produce the desired protein) and any available process information from the client. The cell line must be adequately tested according to FDA guidelines by an outside laboratory to certify that it is suitable for cGMP manufacturing. This testing generally takes between one and three months to complete, depending on the necessary testing. The cell line that is sent may either be from a master cell bank (base cells from which all future cells will be grown), which is already fully tested or may represent a research cell line. In the case of a research cell line, Avid can use the research cell line to produce master and working cell banks. Clients often request further development through media screening and adaptation followed by small scale bioreactor process development in 1 to 5 liter bioreactor systems. In parallel to the production of the master and working cell banks, the growth and productivity characteristics of the cell line may be evaluated in the research and development labs and paper work to support the production plan and the IND filing may be continuously drafted. The whole manufacturing process (master cell bank characterization, process development, assay development, raw materials specifications, test methods, downstream processing methods, purification methods, viral clearance and testing methods and final release specifications) must be developed and documented prior to the commencement of manufacturing in the bioreactors. The second phase of the process is in the manufacturing facility. Once the process is developed, pilot runs are performed using smaller scale bioreactors, such as the 22.5 liter bioreactor in order to verify the process. Once the process is set, a pilot run or runs at full scale will be performed to finalize batch record development. Material produced during these runs is often used for toxicology studies. After the pilot batch run(s) is completed, full-scale cGMP manufacturing is typically initiated. Once the cGMP run(s) is completed, batch samples are sent to an outside lab for various required tests, including sterility and viral testing. Once the test results verify the antibodies meet specifications, the product is released and shipped to the client.

                Each contract is tailored to meet the specific needs of the client. Full process development from start to cGMP product release can take ten months or longer. Research and development work can take from two months to over six months. All stages of manufacturing can generally take between one to several weeks depending on the manufacturing method and process. Product testing and release can take up to three months to complete.

                Given its inherent complexity, necessity for detail, and magnitude (contracts may be into the millions of dollars), the contract negotiations and sales cycle for cGMP manufacturing services can take a significant amount of time. The Company believes the sales cycle from client introduction to signing an agreement will take anywhere from between three to six months to over one year. Introduction to Avid’s services will usually come from word of mouth, exposure from direct mailings, exposure from attendance at conferences or from advertising in trade journals. The Company believes word of mouth will be the most significant source of new clients once its reputation has been successfully established by timely contract performances. The sales cycle consists of the introduction phase, the proposal phase, the audit phase, the contract phase and the project initiation phase. The client sets the speed at which the process moves.

                To date, Avid has been audited and qualified by both large and small, domestic and foreign biotechnology companies interested in the production of monoclonal antibodies for clinical trial use. Additionally, Avid has been audited by the European Agency for the Evaluation of Medicinal Products (EMEA), the United States Food and Drug Administration (FDA) and the California Department of Health. Since inception, Avid has established six outside contract manufacturing agreements for the full or partial development of nine (9) separate antibodies or recombinant proteins. The Company anticipates that additional contracts will be signed during the ensuing year.

                During the past fiscal year, we have had discussions with several parties interested in either partnering or acquiring Avid. Given our anticipated drug development plans over the next several years, we believe maintaining our own facility will result in significant cost savings. Such savings must be considered when reviewing a proposal to partner or sell Avid. Provided that the right opportunity and financial terms are presented to us and further provided that the manufacturing needs of our customers and Peregrine are not jeopardized, the Company would be open to a possible strategic transaction related to Avid.

Government Regulation

                 Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products under development. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, in order to clinically test, manufacture, and market pharmaceutical products for therapeutic use, the Company must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated there under, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of the Company’s products on a product-by-product basis. In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, and processes used in the manufacturing and testing of such products prior to providing approval to market a product. The Company also must adhere to current Good Manufacturing Practice (“cGMP”) and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA may withdraw product approval if compliance with these regulatory standards, including labeling and advertising, is not maintained or if unforeseen problems occur following initial product launch. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

                The activities required before a pharmaceutical product may be marketed in the United States, such as Cotara™, Tarvacin™, a VTA or VEA candidate, or Oncolym, begins with preclinical testing, including laboratory testing of those products in animals to determine safety, efficacy and potential toxicity. Next, an investigational new drug application is filed with the FDA to begin human clinical testing. The clinical testing program necessary for approval of a new drug or biologic typically involves a three-phase process. In phase I, small clinical trials are conducted to determine the safety of the product. In phase II, clinical trials are conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In phase III, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. A clinical trial designed to provide clinical evidence of a drug’s effectiveness, to support product license registration is termed a “registration study”. After completion of clinical studies for a biologics product, a Biologics License Application (“BLA”) is submitted to the FDA for product marketing approval. No action can be taken to market any new drug or biologic product in the United States until the FDA had approved an appropriate marketing application. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against the Company.

                We are currently conducting phase I clinical studies using Cotara™ and we plan to file an investigation new drug application for Tarvacin™ before the end of calendar year 2004. To date, we have not filed a BLA for any of our product candidates.

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

                During fiscal year 1999, the Office of Orphan Products Development of the FDA determined that Oncolym and Cotara™ each qualified for orphan designation for the treatment of intermediate and high-grade Non-Hodgkins B-cell Lymphoma and for the treatment of glioblastoma multiforme and anaplastic astrocytoma (both brain cancers), respectively. The 1983 Orphan Drug Act (with amendments passed by Congress in 1984, 1985, and 1988) includes various incentives that have stimulated interest in the development of orphan drug and biologic products. These incentives include a seven-year period of marketing exclusivity for approved orphan products, tax credits for clinical research, protocol assistance, and research grants. Additionally, legislation re-authorizing FDA user fees also created an exemption for orphan products from fees imposed when an application to approve the product for marketing is submitted.

Manufacturing and Raw Materials

                 Manufacturing. Avid Bioservices, Inc., our wholly-owned subsidiary, manufactures the Company’s products under development and used in clinical trials. We have retained key development personnel, who are to be responsible for developing analytical methods and processes that will facilitate the manufacturing of our antibodies. If the right opportunity presents itself and our Avid subsidiary is sold, we anticipate being able to continue to use Avid’s services under contract to meet our immediate manufacturing needs.

                 Once the Cotara™ antibodies have been manufactured at Avid, the antibodies are shipped to a third party facility for radiolabeling (the process of attaching the radioactive agent, Iodine 131, to the antibody). From the radiolabeling facility, the radiolabeled Cotara™ antibodies are shipped directly to the clinical site for use in clinical trials.

                The Company is currently evaluating other options for commercial radiolabeling, including the development of a product kit that will enable hospitals to combine the antibody and radioactive isotope locally at each site. Any commercial radiolabeling supply arrangement will require the investment of significant funds by the Company in order for a radiolabeling vendor to develop the expanded facilities necessary to support the Company’s products. There can be no assurance that material produced by this radiolabeling facility will be suitable for human use in clinical trials or that commercial supply will be available to meet the demand for radiolabeled product. In addition, we have been working with Paul Scherer Institut in Switzerland for a number of years on the process development and formulation work for the Cotara™ radiolabeled product currently under clinical development. The Company will continue with its research in radiolabeling scale-up, but believes this research will be eventually supported by a potential licensing or marketing partner for Cotara™.

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

Patents and Trade Secrets

                Peregrine continues to seek patents on inventions originating from ongoing research and development activities within the Company and in collaboration with other companies and university researchers. Patents, issued or applied for, cover inventions relating in general to cancer therapy and in particular to different antibodies and conjugates, methods and devices for labeling antibodies, and therapeutic uses of the antibodies and conjugates. We intend to pursue opportunities to license these technologies and any advancements or enhancements, as well as to pursue the incorporation of our technologies in the development of our own products.

                Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have either been issued patents or have patent applications pending that relate to a number of current and potential products including products licensed to others. We consider that in the aggregate our patent applications, patents and licenses under patents owned by third-parties are of material importance to our operations. In general, we have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use or sale of our products. These licenses (both exclusive and non-exclusive) generally require us to pay royalties to the parties. The terms of the licenses, obtained and expected to be obtained, are not expected to significantly impact the cost structure or marketability of the Company’s products.

                In general, the patent position of a biotechnology firm is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent Office with respect to biotechnology patents. Accordingly, there can be no assurance that the Company’s patents, including those issued and those pending, will provide protection against competitors with similar technology, nor can there be any assurance that such patents will not be legally challenged, infringed upon or designed around by others.

                International patents relating to biologics are numerous and there can be no assurance that current and potential competitors have not filed or in the future will not file patent applications or receive patents relating to products or processes utilized or proposed to be used by the Company. In addition, there is certain subject matter which is patentable in the United States but which may not generally be patentable outside of the United States. Statutory differences in patentable subject matter may limit the protection the Company can obtain on some of its products outside of the United States. These and other issues may prevent the Company from obtaining patent protection outside of the United States. Failure to obtain patent protection outside the United States may have a material adverse effect on the Company’s business, financial condition and results of operations.

                No one has sued the Company for infringement and no third party has asserted their patents against us that we believe are of any merit. However, there can be no assurances that such lawsuits have not been or will not be filed and, if so filed, that we will prevail or be able to reach a mutually beneficial settlement. We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and diagnostic products. We typically place restrictions in our agreements with third parties, which contractually restricts their right to use and disclose any of the Company’s proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees. There can be no assurance, however, that others may not independently develop similar technology or that the Company’s secrecy will not be breached.

Customer Concentration and Geographic Area Financial Information

                Peregrine is currently in the research and development phase for all of its products and has not generated any product sales from any of its technologies under development. For financial information concerning Avid’s customer concentration and geographic areas of its customers, see Note 12, “Segment Reporting” to the consolidated financial statements.

Marketing Our Potential Products

                We intend to sell our products, if approved, in the United States and internationally in collaboration with marketing partners or through an internal sales force. If the FDA approves Cotara™ or our other product candidates under development, the marketing of these product candidates will be contingent upon the Company entering into an agreement with a company to market our products or upon the Company recruiting, training and deploying its own sales force. We do not presently possess the resources or experience necessary to market TNT or our other product candidates and we currently have no arrangements for the distribution of our product candidates. Development of an effective sales force requires significant financial resources, time, and expertise. There can be no assurance that the Company will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner or that such a sales force will be capable of generating demand for the Company’s product candidates.

Competition

                The biotechnology industry is intensely competitive. We face competition from pharmaceutical companies, pharmaceutical divisions of chemical companies, and biotechnology companies of various sizes. Some or all of these companies may have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to our technologies and products. The FDA has approved our Cotara™ registration protocol for the treatment of brain cancer, for which we are seeking a partner or grant support prior to commencing the study. Companies conducting late stage clinical trials in brain cancer that may compete with us include, among others, Xenova’s, Allos Therapeutics, Inc. and NeoPharm. Xenova Group plc has begun patient dosing in a phase III clinical trial of TransMID™ for the treatment of progressive or recurrent non-operable glioblastoma multiforme. Allos Therapeutics, Inc. is developing RSR13 (efaproxiral) for the treatment of patients with brain metastases originating from breast cancer in a phase III study. NeoPharm is developing IL13-PE38QQR for the treatment of recurrent glioblastoma multiforme in a Phase III study. Most of our other products are in early stages of development or clinical trials, including Tarvacin™. We anticipate Tarvacin™ will enter clinical trials later this calendar year for the treatment of various solid tumor cancers. As for Tarvacin™, there are a number of possible competitors with approved products or developing targeted agents in combination with standard chemotherapy, including but not limited to, Avastin™ by Genentech, Iressa® by AstraZeneca, Gleevec® by Novartis, Tarceva™ by OSI Pharmaceuticals and Genetech, Erbitux™ by ImClone, and panitumumab by Abgenix. Due to the significant number of companies attempting to develop cancer therapeutics combined with the fact that our other products are generally in early stages of development, we cannot provide an accurate listing of all possible competitors at this stage of development.

Research and Development

                A major portion of our operating expenses to date is related to research and development. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of the Company’s technologies under development, (iii) the costs to manufacture the product candidates, including raw materials and supplies, (iv) patent filing fees, (v) expenses for research and services rendered under outside contracts, including sponsored research funding, and (vi) facility expenses. Research and development expenses were $9,673,000 in fiscal year 2004, $8,744,000 in fiscal year 2003, and $11,494,000 in fiscal year 2002.

Human Resources

                As of April 30, 2004, we employed 59 full-time employees and 3 part-time employees. Our employees are not represented by a collective bargaining organization and we have not experienced a work stoppage.

GLOSSARY OF TERMS

2C3 ANTIBODY - Peregrine’s mouse derived antibody that inhibits a key tumor blood vessel growth factor known as Vascular Endothelial Growth Factor (VEGF) from inducing the formation of blood vessels in solid tumors based on preclinical studies. The 2C3 antibody is part of Peregrine’s anti-angiogenesis compound family under development for the treatment of cancer and other diseases dependent on aberrant blood vessel formation.

3G4 ANTIBODY  – Peregrine’s mouse derived antibody that preferentially binds to the aminophospholipids.

ANGIOGENESIS - The formation of new blood vessels.

ANTI-PHOSPHOLIPID THERAPY (“APT”) - The study of phospholipids as targets for therapeutic and diagnostic intervention forms the basis of our Anti-Phospholipid Therapy (APT) technology platform. We and our collaborators have been studying the characteristics of phospholipids in a variety of different diseases.

ANTIBODY - Protein formed by the body to help defend against infection and disease.

ANTIGEN - Any substance that antagonizes or stimulates the immune system to produce antibodies.

CELL LINES - Specific cell types artificially maintained in the laboratory (in-vitro) for scientific purposes.

CHEMOTHERAPY - Treatment of disease by means of chemical substances or drugs.

CHIMERIC -  A type of antibody which is mostly human and partially mouse.

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

CYTOKINE - A chemical messenger protein released by certain white blood cells. The cytokines include the interferons, the interleukins, Tumor necrosis factor, and many others. Cytokines produced by lymphatic cells are also called “Lymphokines.”

DATABASE - A collection of data files that are organized in a specified manner, and used in analysis of trials.

DNA (DEOXYRIBONUCLEIC ACID) - A complex protein that is the carrier of genetic information.

DOSIMETRY - The process or method of calculating the level of radiation exposure due to radioactive isotopes, such as Iodine 131.

EFFECTOR -  A substance, such as a hormone, that increases or decreases the activity of an enzyme.

ENDOTHELIAL CELLS - A layer of flat cells that line blood vessels.

ENDPOINT - A primary or secondary outcome variable used to judge the effectiveness of a treatment.

EPITOPE - A unique shape or marker carried on an antigen’s surface which triggers a corresponding antibody response.

FDA - U.S. Food and Drug Administration; the government agency responsible for regulating the food, drug and cosmetic industries, including the commercial approval of pharmaceuticals in the United States.

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

IND - Investigational New Drug Application; the application submitted to the FDA requesting permission to conduct human clinical trials.

KAPLAN-MEIER CURVE - A way of graphing patient progress (e.g., how many are still alive or free of disease) against time.

LYM-1 (Oncolym) - A radiolabeled antibody designed to treat patients with intermediate and high-grade non-Hodgkin’s B-cell Lymphoma.

LYMPH - The almost colorless fluid that travels through the lymphatic system and carries cells that help fight infection and disease. Also called lymphatic fluid.

LYMPH NODE - A rounded mass of lymphatic tissue that is surrounded by a capsule of connective tissue. Lymph nodes are spread out along lymphatic vessels and contain many lymphocytes, which filter the lymphatic fluid (lymph).

LYMPHOMA - Cancers of the lymphatic system. There are many categories of lymphoma, such as lymphoblastic, cleaved, non-cleaved, Burkitt’s, and Hodgkin’s disease.

MAXIMUM TOLERATED DOSE - The highest nontoxic dose that can be reasonably given to patients.

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

MURINE - Derived from a mouse.

MOLECULE - The result of two or more atoms combining by chemical bonding, such as, a molecule of water consists of two atoms of hydrogen and one of oxygen.

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

PHOSPHOLIPIDS - Phospholipids are normal cellular structures that are present in all cells of the human body and form the building blocks that make-up the outer surface of cells responsible for maintaining integrity and normal functions.

PRECLINICAL - Generally refers to research that is performed in animals or tissues in the laboratory.

PROTOCOL - A detailed plan for studying a treatment for a specific condition.

RANDOMIZED - Having been assigned to a treatment via a random process.

RADIOLABELING or RADIOLABELED - Process of attaching a radioactive isotope, such as Iodine 131.

RADIOIMMUNOTHERAPY - Therapy with a radiolabeled monoclonal antibody.

RECURRENCE - The return or flare up of a condition thought to be cured or in remission.

REGISTRATION TRIAL - A clinical trial designed to provide clinical evidence of a drug’s effectiveness, to support product license registration.

SOLID TUMORS - Cancer cells which grow as a solid mass.

TARVACIN™ - The tradename of Peregrine’s first APT clinical compound expected to enter clinical trials during calendar year 2004. Tarvacin™ is a chimeric version of 3G4 in which most of the mouse portion of the antibody has been replaced with a human antibody. This was performed in order to reduce the likelihood of the human body recognizing the antibody as foreign and developing an immune response to 3G4.

TEMOZOLOMIDE - A chemotherapy drug that is given as a treatment for some types of cancer, including brain tumors.

TIME TO PROGRESSION - The time from either diagnosis or treatment to the date that the disease shows progression.

TOXICITY - The extent, quality, or degree of being poisonous or harmful to the body.

TOXICOLOGY STUDIES - The study of a drug in animals designed to characterize possible toxic effects.

TUMOR - An abnormal overgrowth of cells.

TUMOR NECROSIS THERAPY (“TNT”) - Therapeutic agents that target dead and dying cells found primarily at the core of a tumor.

VASCULATURE - Tubelike structures that deliver blood to tissues.

VASCULAR TARGETING AGENTS (“VTAs”) - Monoclonal antibodies and other targeting agents that recognize markers found on tumor blood vessels.

VASOPERMEATION ENHANCEMENT AGENTS (“VEAs”) -   A new generation of drugs which increase the uptake of therapeutic agents to solid tumors.

VASCULAR ENDOTHELIAL GROWTH FACTOR (“VEGF”) - A  growth factor that plays a role in a number of normal processes including blood vessel formation (angiogenesis) and immune system regulation.

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

                The following discussion outlines certain factors that could affect our financial statements for fiscal 2004 and beyond and could cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

If We Cannot Obtain Additional Funding, Our Product Development and Commercialization Efforts May Be Reduced or Discontinued.

                At April 30, 2004, we had approximately $14.9 million in cash and cash equivalents and trade and other receivables of $1.5 million. We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the initial operations of our wholly-owned subsidiary, Avid Bioservices, Inc. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development. While we expect Avid to generate revenues in the foreseeable future, we expect our monthly negative cash flow to continue for the foreseeable future, due to our anticipated clinical trial activities using Cotara™ and Tarvacin™, our anticipated development costs associated with Anti-Phospholipid Therapy (“APT”), Vasopermeation Enhancement Agents (“VEA’s”) and Vascular Targeting Agents (“VTA’s”), and expansion of our manufacturing capabilities. We believe we have sufficient cash on hand to meet our obligations on a timely basis through at least fiscal year 2005.

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

We Have Had Significant Losses And We Anticipate Future Losses.

                All of our products are currently in development, pre-clinical studies or clinical trials, and no sales have been generated from commercial product sales. We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred during the past three fiscal years:

Net Loss

Fiscal Year 2004	$14,345,000
Fiscal Year 2003	$11,559,000
Fiscal Year 2002	$11,718,000

                As of April 30, 2004, we had an accumulated deficit of $154,351,000. While we expect to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing are very expensive and the time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate product or royalty revenues for at least the next 2 years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

Our Product Development Efforts May Not Be Successful.

                Since inception, we have been engaged in the development of drugs and related therapies for the treatment of people with cancer. Our product candidates have not received regulatory approval and are generally in research, clinical and pre-clinical stages of development. If the results from any of the clinical trials are poor, those results may adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress through clinical trials or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, the eligibility criteria for the study, and the availability of insurance coverage. In addition, because our Cotara™ product currently in clinical trials represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our clinical study.

If We Cannot License Or Sell Our Cotara™ and Oncolym Products, Those Products May Be Delayed or Never Be Further Developed.

                While we have continued to conduct the Phase I study with Cotara™ for colorectal cancer, we continue to seek a partner or grant support for our FDA approved registration trial with Cotara™ for brain cancer. The Cotara™ registration study for brain cancer is at the stage in development where substantial financial resources are needed to complete clinical studies necessary for potential product approval. We do not presently have the financial resources internally to complete such clinical study and we have been seeking a licensing or funding partner for our Cotara™ brain cancer project since February 2003 when we obtained protocol acceptance from the FDA. In addition, we continue to seek a partner for our Oncolym clinical trial for lymphoma therapy. If licensing partners are not found for these two technologies, we may not be able to advance these projects past their current state of development. Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based anti-cancer drug, we may not find a suitable partnering candidate for either technology. If we are not successful in licensing either of our technologies, we may explore the possibility of a spin-off of the technology into a separate entity whereby the Company will contribute the technology and the other entity will fund future clinical development in exchange for a percentage ownership of the new entity. We cannot assure you that we will be able to find a suitable licensing partner for these technologies. Furthermore, we cannot assure you that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

Our Dependency On One Radiolabeling Supplier May Negatively Impact Our Ability To Complete Clinical Trials And Market Our Products.

                We have procured our antibody radioactive isotope combination services (“radiolabeling”) with Iso-tex Diagnostics, Inc. for all clinical trials using Cotara™ and Oncolym. If this supplier is unable to continue to qualify its facility or label and supply our antibody in a timely manner, our current clinical trial or potential licensing partner clinical trials using radiolabeling technology could be adversely affected and delayed. While there are other suppliers for radioactive isotope combination services, our clinical trial would be delayed for up to 12 to 18 months because it may take that amount of time to certify a new facility under current Good Manufacturing Practices and qualify the product, plus we would incur significant costs to transfer our technology to another vendor. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services. An antibody that has been combined with a radioactive isotope, such as Iodine 131, cannot be stored for long periods of time as it must be used within one week of being radiolabeled to be effective. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials conducted by us or a potential licensing partner.

We May Not be Able to Manufacture Our Products in Commercial Quantities, Which Would Prevent Us From Marketing Our Products, if Approved.

                During the clinical trial process, drug candidates are generally manufactured in small quantities. If the FDA approves one of our product candidates for commercial sale, we may need to manufacture these products in larger quantities to support commercial quantities. If necessary, we cannot assure you that we will be able to successfully increase the manufacturing capacity, whether on our own or in collaboration with third party manufacturers, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require certain additional validation studies, which the FDA must review and approve. Currently, we manufacture all pre-clinical and clinical material through Avid Bioservices, our wholly-owned subsidiary.

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

                We cannot guarantee that we will be able to maintain the minimum bid price requirement or maintain any of the other requirements in the future. The market price of our common stock has generally been highly volatile. During fiscal year 2004, the trading price of our common stock on the Nasdaq SmallCap Market ranged from $0.60 per share to $3.14 per share. If we fail to meet any of the Nasdaq SmallCap Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

                If our common stock is delisted, we would apply to have our common stock quoted on the over-the-counter electronic bulletin board. Upon being delisted, however, our common stock will become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National or SmallCap Market, that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

                As of April 30, 2004, we had 141,268,182 shares of common stock outstanding, and the last reported sales price of our common stock was $1.67 per share on April 30, 2004. We could also issue up to approximately 27,716,000 additional shares of common stock upon the exercise of outstanding options and warrants as further described in the following table:

Description of instrument	Number of Shares Outstanding	Weighted Average Per Share Exercise Price

Common shares issuable upon exercise of
outstanding stock options	11,704,000	$1.48
Common shares issuable upon exercise of outstanding warrants	16,012,000	$1.60

Total	27,716,000	$1.55

                Of the total warrants and options outstanding as of April 30, 2004, approximately 17,309,000 option and warrants would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at April 30, 2004.

Our Highly Volatile Stock Price And Trading Volume May Adversely Affect The Liquidity Of Our Common Stock.

                The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

                The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three years ended April 30, 2004:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)

	High	Low	High	Low

Fiscal Year 2004
Quarter Ended April 30, 2004	$2.85	$1.56	3,550	320
Quarter Ended January 31, 2004	$3.14	$2.01	6,062	201
Quarter Ended October 31, 2003	$2.44	$1.25	18,060	314
Quarter Ended July 31, 2003	$2.19	$0.60	12,249	255
Fiscal Year 2003
Quarter Ended April 30, 2003	$0.85	$0.44	3,239	94
Quarter Ended January 31, 2003	$1.20	$0.50	3,619	59
Quarter Ended October 31, 2002	$0.93	$0.35	1,696	104
Quarter Ended July 31, 2002	$2.29	$0.66	1,686	113
Fiscal Year 2002
Quarter Ended April 30, 2002	$2.90	$1.50	751	135
Quarter Ended January 31, 2002	$4.00	$1.32	3,525	73
Quarter Ended October 31, 2001	$2.23	$0.81	4,265	117
Quarter Ended July 31, 2001	$3.50	$1.21	2,127	127

                  The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	Announcements of technological innovations or new commercial products by us or our competitors;

•	Publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;

•	Our financial results or that of our competitors;

•	Announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;

•	Developments and/or disputes concerning our patent or proprietary rights;

•	Regulatory developments and product safety concerns;

•	General stock trends in the biotechnology and pharmaceutical industry sectors;

•	Economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and

•	Health care reimbursement reform and cost-containment measures implemented by government agencies.

                These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

We May Become Involved in Lawsuits to Protect or Enforce Our Patents That Would Be Expensive and Time Consuming.

                In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our patent application at risk of not issuing.

                Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could materially adversely affect our business and financial results.

We May Not Be Able To Compete With Our Competitors In The Biotechnology Industry Because Many Of Them Have Greater Resources Than We Do And They Are Further Along In Their Development Efforts.

                The biotechnology industry is intensely competitive. We face competition from pharmaceutical companies, pharmaceutical divisions of chemical companies, and biotechnology companies of various sizes. Some or all of these companies may have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to our technologies and products. The FDA has approved our Cotara™ registration protocol for the treatment of brain cancer, for which we are seeking a partner or grant support prior to commencing the study. Companies conducting late stage clinical trials in brain cancer that may complete with us include, among others, Xenova’s, Allos Therapeutics, Inc. and NeoPharm. Xenova Group plc has begun patient dosing in a phase III clinical trial of TransMID™ for the treatment of progressive or recurrent non-operable glioblastoma multiforme. Allos Therapeutics, Inc. is developing RSR13 (efaproxiral) for the treatment of patients with brain metastases originating from breast cancer in a phase III study. NeoPharm is developing IL13-PE38QQR for the treatment of recurrent glioblastoma multiforme in a Phase III study. Most of our other products are in early stages of development or clinical trials, including Tarvacin™. We anticipate Tarvacin™ will enter clinical trials later this calendar year for the treatment of various solid tumor cancers. As for Tarvacin™, there are a number of possible competitors with approved products or developing targeted agents in combination with standard chemotherapy, including but not limited to, Avastin™ by Genentech, Iressa® by AstraZeneca, Gleevec® by Novartis, Tarceva™ by OSI Pharmaceuticals and Genetech, Erbitux™ by ImClone, and panitumumab by Abgenix. Due to the significant number of companies attempting to develop cancer therapeutics combined with the fact that our other products are generally in early stages of development, we cannot provide an accurate listing of all possible competitors at this stage of development.

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations

                There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, there are a number of rule changes and proposed legislative initiatives following the recent corporate bankruptcies and failures which could result in changes in accounting rules, including the accounting for employee stock options as an expense. These and other potential changes could materially impact our assets and liabilities, and the expenses we report under generally accepted accounting principles, and could adversely affect our operating results or financial condition.

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

The Manufacture of Our Products and the Products of Avid’s Customers is Subject to Government Regulation

                Avid is generally required to maintain compliance with current Good Manufacturing Practice, or cGMP, and is subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm this compliance. Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA. Our inability to demonstrate ongoing cGMP compliance could require us to suspend or terminate the manufacture of our products or those of Avid’s third party customers. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products or those of Avid’s third party customers as a result of a failure of our facilities to pass any regulatory agency inspection could significantly impair (i) our ability to advance our products through clinical trials, and (ii) Avid’s ability to generate revenue. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

If We Sell Avid Bioservices, We Could Experience Difficulties or Delays in Product Manufacturing Which Could Harm Our Business

                 During the past fiscal year, we have had discussions with several parties interested in either partnering or acquiring Avid. Given our anticipated drug development plans over the next several years, we believe maintaining our own facility may result in significant cost savings. Such savings must be considered when reviewing a proposal to partner or sell Avid. If the right opportunity and acceptable terms are presented to us, we may enter into a transaction for the sale or Avid. Our wholly-owned subsidiary, Avid, currently produces all of our products at our manufacturing facilities located in Tustin, California. If we sell all or a portion of Avid, we would become dependent on the buyer of Avid, and possibly other third party manufacturers, for all of our manufacturing needs. Even though we would require certain clauses in any agreement to protect our rights and continued manufacturing needs, problems or interruptions with any such manufacturer’s processes could result in failure to produce adequate clinical product supplies, which could require us to delay preclinical development and clinical trials.

                A number of factors could cause interruptions, including the inability of a supplier to provide raw materials used for manufacture of our products, equipment malfunctions or failures, damage to a facility due to natural disasters, including earthquakes as Avid’s facilities are located in an area where earthquakes could occur, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or by the Company that results in the halting or slowdown of production of one or more of our products due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis.

ITEM 2.                    PROPERTIES

                The Company’s corporate, research and development, and clinical trial operations are located in two Company-leased office and laboratory buildings with aggregate square footage of approximately 47,770 feet. The facilities are adjacent to one another and are located at 14272 and 14282 Franklin Avenue, Tustin, California 92780-7017. The Company currently makes combined monthly lease payments of approximately $60,000 for these facilities with a 3.35% rental increase every two years. The next rental increase is scheduled for December 2004. The lease, which commenced in December 1998, has an initial twelve-year term with two five-year term extensions. The Company believes its facilities are adequate for its current needs and that suitable additional substitute space would be available if needed.

ITEM 3.                    LEGAL PROCEEDINGS

                Although the Company is not a party to any legal proceedings as of April 30, 2004, the Company is currently investigating whether certain technologies discovered and developed at the University of Southern California (“USC”) and subsequently licensed to a private company, Pivotal BioSciences, Inc., an entity we believe is partially owned by the principal investigator and others at USC, were developed using resources under the Company’s sponsored research agreement with USC and/or funding provided from another source for which the Company has geographic technology rights. The Company is in active discussions with Pivotal BioSciences, Inc. to resolve the matter in an amicable manner. The current investigation does not affect the Company’s current rights to its technologies under development nor should it have any effect, regardless of the outcome of the investigation, on the development of any of the Company’s existing technologies.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                There were no matters submitted to a vote of security holders during the quarter ended April 30, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS

                (a)           Market Information.  The Company is listed on the SmallCap market of the Nasdaq Stock Market under the trading symbol “PPHM”. The following table shows the high and low sales price of the Company’s common stock for each quarter in the two years ended April 30, 2004:

	Common Stock Sales Price
	High	Low
Fiscal Year 2004
Quarter Ended April 30, 2004	$2.85	$1.56
Quarter Ended January 31, 2004	$3.14	$2.01
Quarter Ended October 31, 2003	$2.44	$1.25
Quarter Ended July 31, 2003	$2.19	$0.60

Fiscal Year 2003
Quarter Ended April 30, 2003	$0.85	$0.44
Quarter Ended January 31, 2003	$1.20	$0.50
Quarter Ended October 31, 2002	$0.93	$0.35
Quarter Ended July 31, 2002	$2.29	$0.66

                (b)           Holders.  As of June 30, 2004, the number of stockholders of record of the Company’s common stock was 5,884.

                (c)           Dividends.  No dividends on common stock have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

                (d)         Recent sales of unregistered securities.  None.

ITEM 6.                    SELECTED FINANCIAL DATA

                 The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2004. These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2004, included in the consolidated financial statements and notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS FIVE YEARS ENDED APRIL 30,

	2004	2003	2002	2001	2000

Revenues	$3,314,000	$3,921,000	$3,766,000	$979,000	$50,000

Net loss	$(14,345,000)	$(11,559,000)	$(11,718,000)	$(9,535,000)	$(14,514,000)

Net loss attributable to common stockholders	$(14,345,000)	$(11,559,000)	$(11,718,000)	$(9,535,000)	$(14,516,000)

Basic and diluted loss per share	$(0.11)	$(0.10)	$(0.11)	$(0.10)	$(0.18)

Weighted average number of shares of common stock	134,299,407	116,468,353	104,540,204	95,212,423	81,195,049

CONSOLIDATED BALANCE SHEET DATA AS OF APRIL 30,

	2004	2003	2002	2001	2000
Cash and cash equivalents	$14,884,000	$3,137,000	$6,072,000	$6,327,000	$4,131,000

Working capital (deficit)	$13,631,000	$1,949,000	$4,007,000	$1,446,000	$(3,668,000)

Total assets	$19,137,000	$5,399,000	$7,866,000	$7,900,000	$5,953,000

Long-term debt	$—	$760,000	$—	$2,000	$89,000

Accumulated deficit	$(154,351,000)	$(140,006,000)	$(128,447,000)	$(116,729,000)	$(107,194,000)

Stockholders’ equity (deficit)	$14,759,000	$2,131,000	$5,083,000	$2,686,000	$(2,721,000)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion is included to describe the Company’s financial position and results of operations for each of the three years in the period ended April 30, 2004. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

              Peregrine Pharmaceuticals, Inc., (“Peregrine”) located in Tustin, California, is a biotechnology company engaged in the research, development and manufacturing of biotechnology products. We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of novel therapeutics and (ii) Avid Bioservices, Inc., (“Avid”) a wholly-owned subsidiary, is engaged in providing contract manufacturing and development of biologics for biopharmaceutical and biotechnology companies.

Results of Operations

                The following table compares the statement of operations for the fiscal years ended April 30, 2004, April 30, 2003 and April 30, 2002. This table provides you with an overview of the changes in the statement of operations for the comparative periods, which changes are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2004	2003	$ Change	2003	2002	$ Change
	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing	$3,039	$3,346	$(307)	$3,346	$46	$3,300
License revenue	275	575	(300)	575	3,720	(3,145)

Total revenues	3,314	3,921	(607)	3,921	3,766	155

COST AND EXPENSES:
Cost of contract manufacturing	2,212	2,860	(648)	2,860	12	2,848
Research and development	9,673	8,744	929	8,744	11,494	(2,750)
Selling, general and administrative	4,225	2,987	1,238	2,987	2,478	509
Purchased in-process research
and development	—	—	—	—	2,000	(2,000)

Total cost and expenses	16,110	14,591	1,519	14,591	15,984	(1,393)

LOSS FROM OPERATIONS	(12,796)	(10,670)	(2,126)	(10,670)	(12,218)	1,548

OTHER INCOME
Interest and other income	291	291	—	291	512	(221)
Interest and other expense	(1,840)	(1,180)	(660)	(1,180)	(12)	(1,168)

NET LOSS	$(14,345)	$(11,559)	$(2,786)	$(11,559)	$(11,718)	$159

Total Revenues

                Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003:

                The decrease in revenues of $607,000 during the year ended April 30, 2004 compared to the prior year was primarily due to a reduction in contract manufacturing revenue of $307,000 combined with a decrease in license revenue of $300,000.

                The current year decrease in contract manufacturing revenue was primarily due to fewer equivalent manufacturing days billed in fiscal year 2004. During fiscal year 2004, we actively worked primarily on six antibody projects compared to primarily two projects in the prior year for unrelated entities. The majority of our current year projects were in the process development stage which is performed prior to actual manufacturing in the bioreactors. We expect to complete the manufacturing of four of the six current antibodies in development during fiscal year 2005. We expect contract manufacturing revenue to increase during fiscal year 2005 based on the anticipated completion of projects under our current contract manufacturing agreements and the anticipated demand for Avid’s services. In addition, we will double Avid’s production capacity in fiscal year 2005 through the addition of a 1,000 liter bioreactor. Although Avid currently has a number of active projects and outstanding project proposals with various potential customers, we cannot estimate nor can we determine the likelihood that we will be successful in completing these ongoing projects or converting any of these proposals into definitive agreements during fiscal year 2005.

                The current year decrease in license revenue was primarily due to the prior year recognition of $350,000 in license revenue associated with certain TNT rights licensed to Merck KGaA while we had no corresponding revenue recognized during the current year. We cannot estimate nor can we determine the likelihood that we will be successful in entering into any additional definitive license agreements during the next fiscal year.

                Year Ended April 30, 2003 Compared to the Year Ended April 30, 2002:

                The increase in total revenues of $155,000 during the year ended April 30, 2003 compared to the prior year was primarily due to a $3,300,000 increase in contract manufacturing revenue offset by a $3,145,000 decrease in license revenue.

                The increase in contract manufacturing revenue was due to services provided by our wholly-owned subsidiary, Avid, which we announced its formation and start-up in January 2002. Avid signed its initial two contracts in March 2002 and minimal revenues were generated during fiscal year ended April 30, 2002. During our first full year of operations, Avid completed its initial contracts and delivered clinical product to its two primary customers for the development of two antibodies projects.

                The decrease in license revenue was primarily due to the recognition of a $3,000,000 up-front license fee during fiscal year 2002 when we assumed the Oncolym licensing rights from Schering A.G. and met all obligations under the agreement.

Cost of Contract Manufacturing

                Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003:

                The decrease in cost of contract manufacturing of $648,000 during the year ended April 30, 2004 compared to the prior year was primarily due to Peregrine’s increased use of the manufacturing facility for its products under development and the related costs being allocated to research and development expenses. During the current year, we increased our antibody process development efforts associated with the Anti-Phospholipid Therapy program and manufactured the Tarvacin™ antibody for research and toxicology studies required for the anticipated commencement of Phase I clinical studies during calendar year 2004. The decrease in cost of contract manufacturing was further supplemented by a decrease in the cost of raw materials for projects completed during the current fiscal year.

                Year Ended April 30, 2003 Compared to the Year Ended April 30, 2002:

                The increase in cost of contract manufacturing of $2,848,000 during the year ended April 30, 2003 compared to the prior year is primarily due to the increase in contract manufacturing revenue and the additional personnel costs required to operate a current Good Manufacturing Practices (“cGMP”) facility. Prior to the formation of Avid, these costs were charged to research and development expense since the manufacturing facility was fully utilized for Peregrine’s product development efforts.

Research and Development Expenses

                Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003:

                The increase in research and development expenses of $929,000 during the year ended April 30, 2004 compared to the prior year was primarily due to an increase in, i) Anti-Phospholipid Therapy pre-clinical development expenses, ii) manufacturing expenses, and iii) patent filing and maintenance fees. These amounts were primarily offset by a decrease in clinical trial expenses. During the current year, we expended an aggregate of $1,557,000 for antibody license and development fees and toxicology studies associated with our Tarvacin™ preclinical program, which amount was not incurred in the prior year. Manufacturing expenses increased $599,000 to $2,825,000 in fiscal year 2004 compared to $2,226,000 in fiscal year 2003 primarily due to our increased use of Avid’s manufacturing facility to manufacture material for our planned Phase I clinical study using Tarvacin™, which study we plan to initiate during the current calendar year. In addition, patent filing and maintenance fees increased $403,000 to $1,335,000 in fiscal year 2004 compared to $933,000 in fiscal year 2003 primarily due to increase filing fees related to the Vascular Targeting Agent technology and the Anti-Phospholipid Therapy technology.

                These increases in research and development expenses were offset by a current year decrease in clinical trial program expenses and stock-based compensation expense. During fiscal year 2004, clinical trial program expenses decreased $1,394,000 to $476,000 compared to $1,871,000 in fiscal year 2003. This current year decrease was primarily due to costs incurred in the prior year of $762,000 related to clinical trial start-up activities associated with seeking protocol approval for the Cotara™ registration trial which amount was not incurrent in the current year. This was supplemented by a decrease in patient fees of $245,000 due to the treatment of fewer patients in the current year since we only enrolled patients in our Phase I Cotara™ study at Stanford during fiscal year 2004. Moreover, stock-based compensation expense decreased $330,000 to $199,000 in fiscal year 2004 compared to $529,000 in fiscal year 2003 due to a decrease in amortization expenses associated with the fair value of options granted to non-employee consultants performing research and development activities that were fully amortized in the prior year period. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

                We expect research and development expenses to increase over the near term primarily under the following ongoing research and development programs:

1.	Cotara™ clinical program at Stanford University for the treatment of colorectal cancer;

2.	Anti-Phospholipid Therapy pre-clinical and clinical programs for the anticipated commencement of Phase I clinical trials during calendar year 2004;

3.	2C3 (anti-angiogenesis antibody) research and development program;

4.	Vascular Targeting Agent research and development program; and

5.	Vasopermeation Enhancement Agent research and development program.

                Due to the number of ongoing research programs, if we fail to obtain additional funding during fiscal year 2005, we may be forced to scale back our product development efforts, or our operations in a manner that will ensure we can pay our obligations as they come due in the ordinary course of business through at least April 30, 2005.

                Year Ended April 30, 2003 Compared to the Year Ended April 30, 2002:

                The decrease in research and development expenses of $2,750,000 during the year ended April 30, 2003 compared to the prior year is primarily due to a decrease in clinical trial program expenses and stock-based compensation expense combined with the allocation of labor and overhead expenses to cost of contract manufacturing and inventories in relation to contract manufacturing services provided by Avid to outside customers. During fiscal year 2003, clinical trial program expenses decreased $1,166,000 to $1,871,000 compared to $3,037,000 in fiscal year 2002 primarily due to suspending all clinical trial patient enrollments other than our ongoing trial at Stanford University Medical Center during fiscal year 2003, in order to focus our efforts on licensing our technologies. This decrease in clinical trial program expenses was offset by an increase in expenses of $762,000 incurred in the first quarter of fiscal year 2003 associated with seeking protocol approval from the Food and Drug Administration and start-up activities to support a previously planned registration clinical trial for the treatment of brain cancer using Cotara™. Stock-based compensation expense decreased $169,000 to $529,000 in fiscal year 2003 compared to $698,000 in fiscal year 2002 due to a decrease in amortization expenses associated with the fair value of options granted to non-employee consultants performing research and development activities that were fully amortized in the prior year period. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period. In addition, the decrease in research and development expenses was further supplemented by the allocation of labor and overhead expenses that were allocated to cost of contract manufacturing and inventories in relation to contract manufacturing services provided by Avid to outside customers in the amount of $2,237,000. The above decreases in research and development expenses were offset by an increase in manufacturing expenses primarily associated with the increase in our supply of Cotara™ during the first quarter of fiscal year 2003 for use in the planned registration clinical trial for the treatment of brain cancer in the amount of $53,000.

                The following represents the research and development expenses (“R&D Expenses”) we have incurred by each major platform technology under development:

Platform Technology under Development	R&D Expenses- Year Ended April 30, 2002	R&D Expenses- Year Ended April 30, 2003	R&D Expenses- Year Ended April 30, 2004	R&D Expenses- May 1, 1998 to April 30, 2004
TNT (Cotara™)	$7,352,000	$4,913,000	$2,350,000	$25,633,000
APT (Tarvacin™)	—	—	3,077,000	3,077,000
VTA and Anti-Angiogenesis	1,523,000	2,325,000	2,819,000	8,153,000
VEA	1,392,000	1,187,000	1,191,000	4,801,000
LYM (Oncolym)	1,227,000	319,000	236,000	13,434,000

Total research and development	$11,494,000	$8,744,000	$9,673,000	$55,098,000

                From inception to April 1998, we expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between the TNT and Oncolym technologies. In addition to the above costs, we expensed an aggregate of $32,004,000 for the acquisition of our TNT and VTA technologies, which were acquired during fiscal years 1995 and 1997, respectively.

                Looking beyond the next twelve months, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	The uncertainty of our capital resources to fund research, development and clinical studies beyond the current fiscal year;

•	The uncertainty of future costs associated with our pre-clinical candidates, Anti-Phospholipid Therapy, Vasopermeation Enhancement Agents and Vascular Targeting Agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development;

•	The uncertainty of future clinical trial results;

•	The uncertainty of the number of patients to be treated in any clinical trial;

•	The uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;

•	The uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates.

•	The uncertainty of terms related to potential future partnering or licensing arrangements; and

•	The uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

                We or our potential partners will need to do additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates as all of our products are in discovery, pre-clinical or clinical development. Testing, manufacturing, commercialization, advertising, promotion, exporting and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort and financial resources, and we cannot guarantee that any approval will be granted on a timely basis, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the United States Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, we or our potential partners may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products, and we or our potential partners may not be able to obtain all necessary governmental clearances and approvals to market our products.

Selling, General and Administrative Expenses

                Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003:

                Selling, general and administrative expenses consist primarily of compensation, board fees, facility, travel, legal and accounting fees, insurance, and other expenses relating to our general management, financial, administrative and business development activities. The increase in selling, general and administrative expenses of $1,238,000 during the year ended April 30, 2004 compared to the prior year is primarily due to an increase in i) compensation and related expenses, ii) director fees, and iii) legal fees. During fiscal year 2004, compensation and related expenses increased $584,000 to $2,184,000 compared to $1,600,000 in fiscal year 2003 primarily due to business development efforts of Avid (to generate new customers and business) and Peregrine (to license our technologies under development). We incurred aggregate director fees of $464,000 in the current year associated with increased oversight responsibilities mandated by the Sarbanes-Oxley Act of 2002. These fees were not incurred in the prior year as directors did not receive any cash compensation other than the reimbursement of expenses. In addition during fiscal year 2004, legal fees increased $120,000 to $196,000 compared to $76,000 in fiscal year 2003 primarily due to an increase in corporate activities associated with generating new business for Avid and our increased focus to license our technologies under development.

                Year Ended April 30, 2003 Compared to the Year Ended April 30, 2002:

                The increase in selling, general and administrative expenses of $509,000 during the year ended April 30, 2003 compared to the prior year is primarily due to an increase in compensation and related expenses. During fiscal year 2003, compensation and related expenses increased $456,000 to $1,600,000 compared to $1,144,000 in fiscal year 2002 primarily due to business development activities associated with the formation and start-up of Avid combined with our efforts to license our technologies under development.

Purchased In-process Research and Development

                Year Ended April 30, 2003 Compared to the Year Ended April 30, 2002:

                The decrease in purchased in-process research and development expense of $2,000,000 during the year ended April 30, 2003 compared to the prior year is due to a charge in fiscal year 2002 of $2,000,000 related to the dissolution of the joint venture with Oxigene, Inc. whereby we re-acquired all rights to our intellectual property around our Vascular Targeting Agent technology for a cash fee of $2,000,000.

Interest and Other Income

                Year Ended April 30, 2003 Compared to the Year Ended April 30, 2002:

                The decrease in interest and other income of $221,000 during the year ended April 30, 2003 compared to the prior year is primarily due to a decrease in interest income as a result of a lower average cash balance on hand and lower prevailing interest rates during the fiscal year 2003 compared to the prior fiscal year.

Interest and Other Expense

                Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003:

                The increase in interest and other expense of $660,000 during the year ended April 30, 2004 compared to the prior year is primarily due to an increase in non-cash interest expense associated with the amortization of the convertible debt discount and debt issuance costs related to an increase in convertible debt conversions in the current year compared to the prior year. As of April 30, 2004, all outstanding convertible debt was converted into common stock and the associated discount and debt issuance costs were fully amortized (see Note 8-Convertible Debt to the consolidated financial statements).

                Year Ended April 30, 2003 Compared to the Year Ended April 30, 2002:

The increase in interest and other expense of $1,168,000 during the year ended April 30, 2003 compared to the prior year is primarily due to an increase in interest expense associated with the issuance of $3,750,000 in convertible debt during August 2002 combined with an increase in non-cash interest expense of $1,017,000 resulting from the amortization of the convertible debt discount and related debt issuance costs.

The following non-cash interest expense was included in Interest and other expense in the accompanying consolidated statements of operations for fiscal years 2004, 2003 and 2002:

	2004	2003	2002
Interest and other expense, as reported	$1,840,000	$1,180,000	$12,000
Less interest and other expenses paid in cash	(29,000)	(163,000)	(12,000)

Interest, non-cash expense	$1,811,000	$1,017,000	$—

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

              Revenue Recognition. We currently derive revenues primarily from licensing agreements associated with Peregrine’s technologies under development and from contract manufacturing services provided by Avid. We recognize revenues pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as well as the recently issued Staff Accounting Bulletin No. 104, Revenue Recognition. These bulletins draw on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

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

              In July 2000, the Emerging Issues Task Force (“EITF”) released Issue 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 99-19 summarized the EITF’s views on when revenue should be recorded at the gross amount billed to a customer because it has earned revenue from the sale of goods or services, or the net amount retained (the amount billed to the customer less the amount paid to a supplier) because it has earned a fee or commission. In addition, the EITF released Issue 00-10 (“EITF 00-10”), Accounting for Shipping and Handling Fees and Costs, and Issue 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 00-10 summarized the EITF’s views on how the seller of goods should classify in the income statement amounts billed to a customer for shipping and handling and the costs associated with shipping and handling. EITF 01-14 summarized the EITF’s views on when the reimbursement of out-of-pocket expenses should be characterized as revenue or as a reduction of expenses incurred. Our revenue recognition policies are in compliance with EITF 99-19, EITF 00-10 and EITF 01-14 whereby we record revenue for the gross amount billed to customers (the cost of raw materials, supplies, and shipping, plus the related handling mark-up fee) and record the cost of the amounts billed as cost of sales as we act as a principal in these transactions.

                Allowance for Doubtful Receivables. We continually monitor our allowance for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.

Liquidity and Capital Resources

                Our cash and cash equivalents totaled $14,884,000 at April 30, 2004 compared to $3,137,000 at April 30, 2003. During the year ended April 30, 2004, we raised $23,659,000 in net proceeds under various equity transactions (as further explained in our notes to the consolidated financial statements in Item 8 of this report). Since inception, we have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We plan to raise additional capital through the registered offer and sale of shares of our common stock from our current shelf registration statement on Form S-3, File No. 333-109982, which as of June 30, 2004, had approximately 8,757,000 shares available for possible future transactions, or through private placements. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all.

                During the year ended April 30, 2004, cash used in operating activities increased $946,000 to $11,251,000 compared to $10,305,000 for the year ended April 30, 2003. Net cash used in investing activities increased $488,000 to $661,000 for the year ended April 30, 2004 compared to $173,000 for the year ended April 30, 2003. The increase in cash used in investing activities is primarily due to added laboratory equipment combined with installment payments made on the planned 1,000-liter bioreactor to be installed during calendar year 2004. Net cash provided by financing activities increased $16,116,000 to $23,659,000 for the year ended April 30, 2004 compared to net cash provided of $7,543,000 for the year ended April 30, 2003. The increase in net cash provided by financing activities was due to $23,659,000 in net proceeds received from the sale of our common stock and the exercise of options and warrants during the year ended April 30, 2004.

                We have expended substantial funds on the development of our product candidates and for clinical trials and we have incurred negative cash flows from operations for the majority of our years since inception. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the licensing of Peregrine’s products under development.

                Revenues earned by Avid during the year ended April 30, 2004 amounted to $3,039,000. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover consolidated cash flows used in operations. As such, we will continue to need to raise additional capital to provide for our operations, including the anticipated development and clinical trial costs of Tarvacin™ and Cotara™, the anticipated development costs associated with Anti-Phospholipid Therapy, Vasopermeation Enhancement Agents (“VEA’s”) and Vascular Targeting Agents (“VTA’s”), and the potential expansion of Avid’s manufacturing capabilities. Our goal is to maintain sufficient cash on hand at all times to fund operations for at least one year. If we fail to obtain additional funding during fiscal year 2005, we may be forced to scale back our product development efforts, or our operations in a manner that will ensure we can pay our obligations as they come due in the ordinary course of business through at least April 30, 2005.

                Assuming we do not raise any additional capital from financing activities or from the sale or licensing of our technologies, and further assuming that Avid does not generate any additional revenues beyond our current active contracts, we believe we have sufficient cash on hand to meet our obligations on a timely basis through fiscal year 2005.

                In addition to equity financing, we are always actively exploring various other sources of cash by utilizing our many assets. We believe we have a broad intellectual property portfolio that allows us to develop products in-house while at the same time we can out-license certain areas of the technology we cannot focus on developing internally. In addition, for the products that we do develop internally, we may seek a licensing or development partner after we have generated clinical proof of efficacy, which we believe will generate the most value to the Company. We are also seeking to out-license or partner products we do not have sufficient financial resources to develop internally, such as the registration trial using Cotara™ for the treatment of brain cancer, which final stage trial would require significant financial resources to complete. Such licensing or partnering arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us.

                We also have the facilities of Avid that we may utilize for non-dilutive financing. During the past fiscal year, we have had discussions with several parties interested in either partnering or acquiring Avid. Provided that the right opportunity and financial terms are presented to us and further provided that the manufacturing needs of our customers and Peregrine are not jeopardized, we would be open to a possible strategic transaction related to Avid.

                There can be no assurances that we will be successful in raising additional funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates beyond fiscal year 2005.

Contractual Obligations

                 Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of April 30, 2004, aggregated by type (in thousands):

	Payments Due by Period (in thousands)
	Total	‹ 1 year	1-3 years	4-5 years	After 5 years
Operating leases, net (1)	$5,079	$702	$2,257	$1,589	$531
Purchase obligations (2)	153	153	—	—	—
Other long-term liabilities -
minimum license obligations(3)	650	650	—	—	—

Total contractual obligations	$5,882	$1,505	$2,257	$1,589	$531

_______________

(1)	Represents our facility operating lease, net of sublease income of $157,000, under non-cancelable lease and sublease agreements. In addition to our facility operating lease, we have various office equipment leases, which have five year lease terms and aggregate annual minimum lease payments of $29,000.

(2)	Represents remaining purchase obligation for the acquisition of equipment, which equipment is planned to be delivered and installed during fiscal year 2005.

(3)	We periodically enter into licensing agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based on product development success. We anticipate we will make milestone payments in the amount of $650,000 during fiscal year 2005 under various licensing agreements primarily related to the anticipated filing of the Investigational New Drug application for Tarvacin™ before the end of calendar year 2004. Other milestones fees under these licensing agreements cannot be predicted due to the uncertainty of future clinical trial results and development milestones and therefore, cannot be reasonably predicted or estimated at the present time.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at April 30, 2004, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

ITEM 8.                  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

                Reference is made to the financial statements included in this Report at pages F-1 through F-35.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                Not applicable.

ITEM 9A.                CONTROLS AND PROCEDURES

                The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2004, the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2004.

                There have been no changes in the Company’s internal control over financial reporting subsequent to the date of the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

                 The members of our Board of Directors (the “Board”) and nominees to the Board as of July 9, 2004 are as follows:

                Carlton M. Johnson, age 44, was appointed a director on November 3, 1999. Mr. Johnson currently serves as legal counsel for Roswell Capital Partners, LLC and has served as legal counsel for Equiplace Securities, LLC (formerly Swartz Investments, LLC) since 1996. Mr. Johnson has been an active member of the Alabama State Bar since 1986, the Florida Bar since 1988, and the State Bar of Georgia since 1997. He has been a shareholder in the Florida AV rated, Bar registered firm of Smith, Sauer, DeMaria & Johnson and Vice President and President-Elect of the 600 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned his degree in History/Political Science at Auburn University and his Juris Doctor at Samford University – Cumberland School of Law. Mr. Johnson also serves on the board of Patriot Scientific Corporation, a publicly traded company.

                Steven W. King, age 40, was elected a director on October 14, 2003. Mr. King also serves as the President and Chief Executive Officer since March 19, 2003 after performing in positions of increased responsibility at the Company. From August 2002 to such date, Mr. King served as Chief Operating Officer of Peregrine. From February 2000 to August 2002, Mr. King served as our Vice President of Technology and Product Development. Mr. King joined Peregrine in 1997 in the capacity of Director of Research and Development. Mr. King was responsible for planning and launching our wholly-owned contract manufacturing subsidiary, Avid Bioservices, Inc., in 2002. Mr. King has served as the President and Chief Executive Officer of Avid since its inception. Mr. King was previously employed at Vascular Targeting Technologies, Inc., (formerly known as Peregrine Pharmaceuticals, Inc.) a company we acquired in 1997, which held the rights to the Vascular Targeting Agent technology. Mr. King previously worked with Dr. Phillip Thorpe, inventor of the Company’s VTA technology, at the University of Texas Southwestern Medical Center at Dallas and is a co-inventor on over 25 U.S. and foreign patents and patent applications in the Vascular Targeting Agent field. Mr. King received his Bachelors and Masters degrees from Texas Tech. University in Cell and Molecular Biology.

                Eric S. Swartz, age 48, was appointed a director on November 3, 1999. Mr. Swartz is the founder and President of Roswell Capital Partners, LLC and previous founder and President of Equiplace Securities, LLC (formerly Swartz Investments, LLC), which he started in 1993. Prior to 1993, Mr. Swartz was a Vice President at Bear Stearns & Co. specializing in foreign institutional equity investments in U.S. securities. Prior to that, Mr. Swartz was a Vice President with Oppenheimer & Co., where he was involved in overseas placements of equity and debt for institutions in Germany, Austria, Switzerland, France, Australia, and New Zealand. Mr. Swartz has approximately 20 years of experience in the securities business.

                Clive R. Taylor, M.D., Ph.D., age 60, has served as a director of the Company since November 2, 1988. He is professor of pathology at the University of Southern California, Chairman of the Department of Pathology and Dean of Educational Affairs. Currently, Dr. Taylor serves as a director of Laboratories for the Los Angeles County Medical Center and is on the attending staff of the Kenneth Norris, Jr. Cancer Hospital and Research Institute. Dr. Taylor also serves as director on four privately held companies. He received his M.D. degree from Cambridge University and his Ph.D. from Oxford University and is board certified by the American Board of Pathology in Anatomic and Clinical Pathology.

Executive Officers of the Registrant

                Our executive officers as of July 9, 2004 are as follows:

                Steven W. King, age 40, is a director and was appointed our President and Chief Executive Officer on March 19, 2003. Mr. King’s biography is described above under “Directors of the Registrant”.

                K.A. Ajit-Simh, age 51, started with Peregrine on January 2, 2002 as our Vice President of Quality Assurance. Mr. Ajit-Simh also serves as the Vice President of Quality Systems & Regulatory Affairs of Avid Bioservices, Inc. Since 1994, he has been affiliated as an instructor in the department of BioScience at the University of California, San Diego teaching courses in Quality Control / Assurance and Regulatory Compliance. In 1999 he was appointed as an Adjunct Professor in the Department of Pharmaceutical Sciences and BioDevice Development which offers a Graduate Degree in Regulatory Affairs. Mr. Ajit-Simh has been working in the Pharmaceutical and Biotechnology industry for more than twenty years. He began his career at Mallinckrodt Medical and subsequently worked in increasingly senior positions at Cambridge Medical, Baxter Health Care Corporation, Abbott Biotech and Cytel Corporation in operations, manufacturing, quality and regulatory compliance. Mr. Ajit-Simh received his undergraduate degree in Biology and Chemistry and a graduate degree in Cell Biology from St. Louis University, St. Louis, Missouri. Mr. Ajit-Simh has lectured nationally and internationally in the areas of quality and compliance and has taught at the PDA, an international association for pharmaceutical science and technology.

                Paul J. Lytle, age 36, was appointed our Chief Financial Officer on August 28, 2002 and appointed Corporate Secretary on June 19, 2000. Mr. Lytle served as our Vice President of Finance and Accounting from February 2000 until August 2002. Mr. Lytle started with the Company in March 1997 as the Company’s Corporate Controller. Mr. Lytle currently oversees the Finance & Accounting Department, SEC Reporting, Human Resources and Information Technology. Mr. Lytle also serves as the Chief Financial Officer and Corporate Secretary of Avid Bioservices, Inc. Prior to joining Peregrine, Mr. Lytle worked for Deloitte & Touche LLP, an accounting firm, from 1992 to 1997. Mr. Lytle holds a Bachelor of Science in Business Administration from the California State University at Long Beach. Mr. Lytle is a certified public accountant in the State of California and a member of the American Institute of Certified Public Accountants.

                Richard A. Richieri, age 39, was appointed our Vice President of Manufacturing of Avid Bioservices, Inc. on January 7, 2002. Mr. Richieri started with Peregrine in October 1996 as a Senior Process Engineer. Mr. Richieri is currently responsible for all aspects of manufacturing including process development and scale-up activities for the products produced by Avid Bioservices, Inc. Prior to joining Peregrine, Mr. Richieri worked in the Fermentation Department at Xoma Corporation where he was responsible for large-scale manufacturing and cell culture process development. Mr. Richieri received his M.S. degree from the University of California, San Diego studying the dependency of antibody production on cell cycle kinetics and holds a B.S. degree from the University of California, Los Angeles in Chemical Engineering. Mr. Richieri is published in the field of antibody production, is an active member of ISPE, and is licensed in the State of California to manufacture pharmaceutical products.

                William Jay Treat, Ph.D., age 48, was appointed our Chief Operations Officer of Avid Bioservices, Inc. on January 2, 2004. Dr. Treat started with Avid Bioservices in January 2002 as a consultant to head up business development, and subsequently hired as the Vice President of Business Development in May 2003. Dr. Treat is currently responsible for all aspects of the Avid operations with direct reports representing regulatory affairs, quality systems and validations, quality control and analytical methods, process sciences, cGMP manufacturing, business development and project management. Prior to joining Avid Bioservices, Dr. Treat was Vice President of Research and Development at Irvine Scientific, joining them after 9 years at BioWhittaker/Cambrex where he served in several capacities including Technical Director and Director of Manufacturing. Dr. Treat received his B.S. and M.S. degree in Microbiology from Texas A&M University followed by his Ph.D. in Agricultural and Biochemical Engineering from Texas A&M University in 1988. He serves as a member of the Texas A&M Chemical Engineering Scientific Advisory Board.

Audit Committee Financial Expert

                The Audit Committee of our Board of Directors has determined that Mr. Carlton M. Johnson is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and is independent under the revised listing standards of NASDAQ. According to outside counsel and the Audit Committee, Mr. Johnson qualifies as an audit committee financial expert and has acquired the relevant experience and expertise as being required for an audit committee financial expert, as defined by the applicable rules of the Exchange Act, pursuant to the fact that, among other things, Mr. Johnson has been on the audit committee of Patriot Scientific Corporation, a publicly traded company, since August 2001, is a registered Series 7 representative of the National Association of Securities Dealers, has completed a number of accounting courses in college and law school, and has been a practicing attorney since 1986 working complex commercial litigation and transactions requiring financial due diligence, including analysis and verification of financial statements of publicly traded companies as well as successfully working with the National Association of Securities Dealers and the Securities and Exchange Commission in various audits on no less than five occasions.

Section 16(a) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC and with The Nasdaq Stock Market. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on its review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended April 30, 2004, the Reporting Persons met all applicable Section 16(a) filing requirements, except for Mr. Swartz who, on October 23, 2003 filed a late Form 4 covering an option granted on October 14, 2003.

Code of Ethics

                 We maintain a code of business conduct and ethics applicable to all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions including consultants. To view this code of ethics and business conduct free of charge, please visit our website at www.peregrineinc.com (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics and business conduct, if any, by posting such information on our website.

ITEM 11.               EXECUTIVE COMPENSATION

Compensation of Directors

                  Board Fees.  Our members of the Board of Directors who are also employees of the Company are not separately compensated for their services as directors. Our non-employee Directors did not receive any cash consideration for attending meetings or meetings of Committees of the Board of Directors on which such director serves prior to May 2003. Effective May 2003, non-employee Directors receive an annual retainer of $60,000 (payable monthly) and meeting fees of $2,000 for each regular Board meeting attended either in person or telephonically. In addition, as a result of the non-employee directors having foregone any form of cash compensation for their services as directors since 1999, each non-employee director received a one-time cash payment of $45,000 in August 2003.

                 Other Fees.  Mr. Johnson received $4,917 per month during fiscal year 2004 for consulting services provided to us beyond his duties as a non-employee Director. In addition, Dr. Taylor received $2,000 per month during fiscal year 2004 for scientific professional fees unrelated to his services as a non-employee Director. The consulting fees payable to Mr. Johnson and Dr. Taylor will both terminate in September 2004 prior to our annual meeting of stockholders planned to be held on October 25, 2004.

                  Equity Compensation.  The Compensation Committee of the Board of Directors makes periodic stock option grants to all non-employee directors. During fiscal year 2003, the Compensation Committee granted each non-employee Board member an option to purchase up to 350,000 shares of our common stock at $2.20 per share. In addition, on August 20, 2003, Mr. Swartz voluntarily cancelled an option to purchase 150,000 shares of our common stock in order to increase the number of options available for grant to our new employees. On October 14, 2003, Mr. Swartz was granted a replacement option to purchase 150,000 shares of our common stock at the same exercise price as the original option.

Compensation of Executive Officers

                Summary Compensation Table

                The following table contains information concerning the compensation of (i) all individuals serving as the Chief Executive Officer during fiscal year 2004, (ii) up to four other most highly compensated executive officers (based on salary plus bonus for fiscal year 2004) who were serving as executive officers at the end of fiscal 2004 and (iii) up to two individuals who would have been included in this table under clause (ii) above except for the fact that they were not serving as executive officers at the end of fiscal year 2004. All the individuals named in the table will hereinafter be referred to as the “Named Executive Officers”.

	Annual Compensation				Long-Term Compensation Award
Name and Principal Position	Fiscal Year	Salary (1)		Bonus	Securities Underlying Options	Other Compensation
Steven W. King	2004	$294,548	(3)	$115,000	350,000	— (2)
President and	2003	$232,490		$—	200,000	— (2)
Chief Executive Officer	2002	$206,827		$152,500	150,000	— (2)

K.A. Ajit-Simh	2004	$184,616		$50,000	66,000	— (2)
Vice President,	2003	$200,000		$—	—	— (2)
Quality Assurance	2002	$64,423	(4)	$—	150,000	— (2)
Avid Bioservices, Inc.

Paul J. Lytle	2004	$239,124	(5)	$81,176	300,000	— (2)
Chief Financial Officer,	2003	$217,582		$133,000	135,000	— (2)
Corporate Secretary	2002	$188,115		$—	—	— (2)

Richard A. Richieri	2004	$173,558		$50,000	57,750	— (2)
Vice President, Manufacturing,	2003	$149,231		$—	—	— (2)
Avid Bioservices, Inc.	2002	$105,192		$29,500	65,000	— (2)

William Jay Treat	2004	$174,135	(6)	$25,000	207,750	— (2)
Chief Operating Officer,
Avid Bioservices, Inc.

__________________

(1)	Salary information is reported as of the last payroll paid prior to or immediately after April 30th of each fiscal year.

(2)	Amounts were not significant enough to meet the disclosure requirements.

(3)	Includes a one-time retroactive pay adjustment of $24,548 related to a previous year when Mr. King accepted a pay decrease when we were focused on reducing expenses.

(4)	Represents salary from January 2, 2002 through April 30, 2002.

(5)	Includes a one-time retroactive pay adjustment of $23,893 related to a previous year when Mr. Lytle accepted a pay decrease when we were focused on reducing expenses.

(6)	Represents salary from May 19, 2003 to April 30, 2004.

                Stock Option Grants

                The following table sets forth information concerning individual grants of stock options approved by our Compensation Committee during the fiscal year ended April 30, 2004, to each of the Named Executive Officers:

Named Executive Officer	Grant Date	Number of Securities Underlying Options Granted		Percent Total Options Granted to All Employees in Fiscal Year (1)	Exercise Price (per share) (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (3)
							5%	10%
Steven W. King	10/21/2003	350,000	(4)	8.36%	$2.20	10/21/2013	$484,249	$1,227,182
K.A. Ajit-Simh	10/21/2003	66,000	(5)	1.58%	$2.20	10/21/2013	$91,315	$231,411
Paul J. Lytle	10/21/2003	300,000	(4)	7.16%	$2.20	10/21/2013	$415,070	$1,051,870
Richard A. Richieri	10/21/2003	57,750	(5)	1.38%	$2.20	10/21/2013	$79,901	$202,485
William Jay Treat	5/19/2003	150,000	(6)	3.58%	$0.74	5/19/2013	$69,807	$176,905
	10/21/2003	57,750	(5)	1.38%	$2.20	10/21/2013	$79,901	$202,485

__________________

(1)	Options to purchase an aggregate of 4,187,947 shares were granted to all employees, directors and consultants during the fiscal year ended April 30, 2004, including the Named Executive Officers, under our 1996 Stock Incentive Plan and our 2003 Stock Incentive Plan. Other than the above grants, no other options were granted to the Named Executive Officer during fiscal year 2004.

(2)	All options were granted at an exercise price at least equal to the fair market value of our common stock on the date of grant. Fair market value is the closing price of our common stock on the date of grant.

(3)	These columns show the possible gains the Named Executive Officer could realize if our common stock on the date of grant appreciates at a rate of 5% or 10% over the ten-year term of the option. The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with the rules and regulations of the Securities and Exchange Commission and are not our predictions. The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and the stock sold on the last day of its term at this appreciated stock price. No valuation method can accurately predict future stock prices or option values because there are too many unknown factors. No gain to the optionee is possible unless the stock price increases over the option term. If the stock price appreciates, then such a gain in stock price would benefit all stockholders.

(4)	Option vests one-third on date of grant and one-third on the second and third anniversary dates from the date of grant.

(5)	Option vests entirely on October 21, 2004.

(6)	Option vests twenty-five percent annually on each anniversary date from the date of grant.

                Aggregated Option Exercises

                The following table sets forth information (on an aggregated basis) concerning each exercise of stock options during the year ended April 30, 2004, by each of the Named Executive Officers and the final year-end value of unexercised options:

Named Executive Officer	No. of Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at April 30, 2004		Value of Unexercised In-the-Money Options at April 30, 2004 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven W. King	—	$—	815,833	325,000	$636,291	$102,667
K.A. Ajit-Simh	50,000	$51,875	35,000	131,000	$6,300	$11,700
Paul J. Lytle	—	$—	550,833	200,000	$342,858	$—
Richard A. Richieri	—	$—	288,083	57,750	$255,033	$—
William Jay Treat	20,000	$37,992	—	187,750	$—	$120,900

__________________

(1)	The value realized upon the exercise of stock options represents the difference between the exercise price of the stock option and the fair market value of the shares, multiplied by the number of options exercised on the date of exercise.

(2)	The value of “In-the-Money Options” represents the positive spread between the exercise price of the option and the fair market value of the underlying shares based on the closing stock price of our common stock on April 30, 2004, which was $1.67 per share. “In-the-Money Options” include only those options where the fair market value of the stock is higher than the exercise price of the option on the date specified. The actual value, if any, a Named Executive Officer realizes on the exercise of options will depend on the fair market value of our common stock at the time of exercise.

                Employment Agreement and Change-in-Control Arrangements

                Steven W. King is subject to an employment agreement with us dated March 19, 2003, pursuant to which he was employed as our President and Chief Executive Officer. The Agreement provides for an initial annual base salary of $270,000 and a stock option to purchase up to 200,000 shares of common stock, which option vests monthly over 24 monthly periods. The Agreement provides that Mr. King shall serve as President and Chief Executive Officer for a minimum of six months. Thereafter, Mr. King may terminate his employment upon 90 days notice. Upon such termination, Mr. King shall receive six months’ base salary as severance. We may terminate Mr. King’s employment at any time for “cause” (as defined in the Agreement). If Mr. King’s employment is terminated by us for any reason other than “cause”, or within 90 days following a “Change in Control” (as defined in the Agreement), Mr. King shall receive six months’ base salary as severance, benefit continuation for six months, and two years to exercise any vested options. Mr. King’s annual salary has not been changed since March 19, 2003.

                Compensation Committee Interlocks and Insider Participation

                The following non-employee directors serve on the Compensation Committee of the Board of Directors: Carlton Johnson and Clive R. Taylor, M.D., Ph.D. There are no interlocks of executive officers or directors of the Company serving on the compensation committee or equivalent committee of another entity, which has any director or executive officer serving on the Compensation Committee, other committees or the Board of Directors of the Company.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

                We currently maintain three equity compensation plans, as more fully described below: the 1996 Plan, the 2002 Plan, and the 2003 Plan. The 1996 and 2003 Plans were approved by the stockholders while the 2002 Plan was not submitted for stockholder approval. The Compensation committee is responsible for granting options under all option plans.

                Equity Compensation Plan Approved by Stockholders

                We have two incentive stock option plans with outstanding options as of April 30, 2004: the 1996 Plan and the 2003 Plan. The plans provide for the granting of options to purchase shares of our common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant. The 1996 and 2003 Plans were approved by our stockholders.

                The 1996 Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of our common stock. The number of shares for which options may be granted under the 1996 Plan automatically increases for all subsequent common stock issuances by us in an amount equal to 20% of such subsequent issuances up to a maximum of 10,000,000 shares as long as the total shares allocated to the 1996 Plan do not exceed 20% of the our authorized stock. As a result of issuances of common stock by us subsequent to the adoption of the 1996 Plan, the number of shares for which options may be granted has increased to 10,000,000. Options granted generally vest over a period of four years with a maximum term of ten years.

                During October 2003, the stockholders approved our 2003 Plan for the grant of options to purchase up to 5,000,000 shares of common stock. The 2003 Plan provides for the granting of options to purchase shares of the our common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant.

                 Equity Compensation Plans Not Approved by Stockholders

                 During June 2002, the Company adopted a broad-based non-qualified stock option plan (“2002 Plan”) for the grant of options to purchase up to 3,000,000 shares of common stock. The 2002 Plan is intended to provide incentives to key employees, officers, directors, consultants and others expected to provide significant services to the Company, to encourage proprietary interest in the Company, to encourage such key employees to remain in the employ of the Company, to attract new employees with outstanding qualifications, and to afford additional incentives to others to increase their efforts in providing significant services to the Company. The 2002 Plan provides for the granting of options to purchase shares of our common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant. In the event of a merger or consolidation in which the Company is not the surviving corporation, the date of exercisability of each outstanding option grant shall be accelerated to a date prior to such merger or consolidation.

                In addition to the 2002 Plan, during 1999, we made a one-time grant of non-qualified options to purchase up to an aggregate of 1,500,000 shares of the our common stock. As of April 30, 2004, options to purchase 921,664 shares of the our common stock were outstanding. The resale of the underlying shares of common stock is registered on a registration statement on Form S-3.

                The following table sets forth certain information as of April 30, 2004 concerning our common stock that may be issued upon the exercise of options or pursuant to purchases of stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of April 30, 2004:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans
approved by stockholders	8,096,792	$1.63	2,022, 278
Equity compensation plans
not approved by
stockholders	3,607,413	$1.15	231,202

	11,704,205	$1.48	2,253,480

Common Stock

                The following table sets forth certain information regarding the beneficial ownership of the our common stock as of June 30, 2004, by: (i) each entity or person whom we know to own beneficially more than five percent (5%) of our common stock (ii) each director and director nominee; (iii) our Chief Executive Officer and President, and each of our remaining Named Executive Officers for the year ended April 30, 2004; and (iv) all directors, director nominees, and Named Executive Officers of the Company as a group. Unless otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percent (A)
Carlton M. Johnson	666,667	(B)	*
Steven W. King	851,166	(B)	*
Eric S. Swartz	2,995,010	(C)	2.10%
Clive R. Taylor, M.D., Ph.D.	1,757,667	(B)	1.23%
K.A. Ajit-Simh	35,000	(B)	*
Paul J. Lytle	550,833	(B)	*
Richard A. Richieri	288,083	(B)	*
William Jay Treat, Ph.D.	32,500	(B)	*
Barclays Global Investors, NA	11,945,220		8.46%

All directors, director nominees and executive
officers as a group (8 persons)	7,176,926	(C)	4.89%

__________________

 * Less than 1% of the outstanding shares of our common stock.

(A)	Percent of common stock computed on the basis of 141,268,182 shares outstanding at June 30, 2004, plus shares that could be acquired through the exercise of stock options and warrants that will become exercisable within 60 days of June 30, 2004.

(B)	Includes shares which the individuals shown above have the right to acquire as of June 30, 2004, or within 60 days thereafter, pursuant to outstanding stock options as follows: Mr. Johnson - 666,667 shares; Mr. King - 849,166 shares; Dr. Taylor - 1,738,667 shares; Mr. Ajit-Simh - 35,000 shares; Mr. Lytle - 550,833 shares; Mr. Richieri - 288,083 shares; Dr. Treat - 32,500 shares. Such shares are deemed to be outstanding in calculating the percentage ownership of such individual (and the group), but are not deemed to be outstanding as to any other person.

(C)	Includes (i) 1,018,495 shares of common stock issuable upon the exercise of outstanding stock options and warrants owned by Mr. Swartz (ii) 236,000 shares of common stock owned by Swartz Ventures, Inc. and (iii) 419,750 shares of common stock issuable upon the exercise of warrants owned by Swartz Ventures, Inc. Mr. Swartz has sole control over Swartz Ventures, Inc.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                During September 1995, we entered into an agreement with Cancer Therapeutics, Inc. whereby we granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT solely to a major pharmaceutical company located in the Peoples Republic of China for a period of 10 years, subject to the major pharmaceutical company obtaining product approval within 36 months. In exchange for this right, the major pharmaceutical company would be required to fund not less than $3,000,000 for research and development expenses of Cancer Therapeutics related to TNT and we would retain exclusive rights to all research, product development and data outside of the Peoples Republic of China. The technology was then sublicensed to Brilliance Shanghai Pharmaceuticals, Inc. (“Brilliance”) and later assigned to Medipharm Biotech. In addition, we are entitled to receive 50% of all revenues received by Cancer Therapeutics with respect to its sublicensing of TNT to Brilliance/Medipharm Biotech. During March 2001, we extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. In exchange for this extension, Cancer Therapeutics, Inc. agreed to pay us ten percent (10%) of all other consideration received by Cancer Therapeutics, Inc., excluding research funding. Dr. Clive Taylor, a member of our Board of Directors, owns 26% of Cancer Therapeutics and is an officer and director of Cancer Therapeutics. Dr. Taylor has abstained from voting at meetings of our board of directors on any matters relating to Cancer Therapeutics or Brilliance/Medipharm Biotech. Through fiscal year ended April 30, 2004, Cancer Therapeutics has not derived any revenues from its agreement with Brilliance/Medipharm Biotech.

                  During the fiscal year 2004, we paid to Equiplace Securities, LLC (“Equiplace”) a total of $72,000 for Avid business development services provided by employees of Equiplace under a Finder’s Fee Agreement. Under the Finder’s Fee Agreement, Equiplace is given a call list of potential customers which is provided by Avid. Equiplace employees then call each contact and present Avid’s manufacturing services. All contacts that show an interest in Avid’s services are then turned over to Avid’s in-house Business Development Department for continued discussions. In addition, Equiplace may receive a commission ranging from 2% to 4% of revenues generated by Avid Bioservices, Inc. on new customers referred to Avid by Equiplace. The commissions due Equiplace can be reduced in half if another third-party finder is jointly responsible for new customer contracts. Mr. Swartz, a director, owns fifty percent (50%) of Equiplace. The Finder’s Fee Agreement was canceled on June 30, 2004. To date, the Company has not paid any commissions under the agreement. Mr. Swartz has referred one of Avid’s largest customers to date without receiving any commission or fee.

Item 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

                The following summarizes the fees paid to Ernst & Young LLP for the fiscal years ended April 30, 2004 and 2003:

	2004	2003
Audit Fees	$131,000	$136,000
Tax Fees	25,000	15,000
All Other Fees	1,000	—

Total Fees	$157,000	$151,000

                 Audit Fees pertain to the audit of our annual consolidated financial statements for fiscal year 2004 and 2003 and quarterly reviews of the consolidated financial statements included in our Form 10-Q’s for fiscal year 2004 and 2003. Tax Fees relate to tax compliance services involving the preparation of the Company’s tax returns for fiscal year 2004 and 2003. All Other Fees are attributable to the Company’s subscription to an Ernst & Young LLP online service used for accounting research purposes for fiscal year 2004. The Company paid no audit related fees in fiscal year 2004 and 2003. Ernst & Young LLP did not perform any professional services with respect to information systems design and implementation for the years ended April 30, 2004 and 2003. The Audit Committee has considered whether the Audit, Tax and All Other services provided by Ernst & Young LLP are compatible with maintaining that firm’s independence.

PART IV

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                         (1)           Consolidated Financial Statements

(2) Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts
for the years ended April 30, 2004, 2003, and 2002	F-35

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Techniclone Corporation, a Delaware corporation (Incorporated by reference to Exhibit B to the Company’s 1996 Proxy Statement as filed with the Commission on or about August 20, 1996).

3.2	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc. (formerly Techniclone Corporation), a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

3.3	Certificate of Designation of 5% Adjustable Convertible Class C Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997. (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

3.4	Certificate of Amendment to Certificate of Incorporation of Techniclone Corporation to effect the name change to Peregrine Pharmaceuticals, Inc., a Delaware corporation.

3.5	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to two hundred million shares (Incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

4.1	Form of Certificate for Common Stock (Incorporated by reference to the exhibit of the same number contained in Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).

4.7	5% Preferred Stock Investment Agreement between Registrant and the Investors (Incorporated by reference to Exhibit 4.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

4.8	Registration Rights Agreement between the Registrant and the holders of the Class C Preferred Stock (Incorporated by reference to Exhibit 4.2 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

4.9	Form of Stock Purchase Warrant to be issued to the holders of the Class C Preferred Stock upon conversion of the Class C Preferred Stock (Incorporated by reference to Exhibit 4.3 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

4.10	Regulation D Common Equity Line Subscription Agreement dated June 16, 1998 between the Registrant and the Equity Line Subscribers named therein (Incorporated by reference to Exhibit 4.4 contained in Registrant’s Current Report on Form 8-K dated as filed with the Commission on or about June 29, 1998).

Exhibit Number	Description

4.11	Form of Amendment to Regulation D Common Stock Equity Line Subscription Agreement (Incorporated by reference to Exhibit 4.5 contained in Registrant’s Current Report on Form 8-K filed with the Commission on or about June 29, 1998).

4.12	Registration Rights Agreement between the Registrant and the Subscribers (Incorporated by reference to Exhibit 4.6 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about June 29, 1998).

4.13	Form of Stock Purchase Warrant to be issued to the Equity Line Subscribers pursuant to the Regulation D Common Stock Equity Subscription Agreement (Incorporated by reference to Exhibit 4.7 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about June 29, 1998).

4.14	Placement Agent Agreement dated as of June 16, 1998, by and between the Registrant and Swartz Investments LLC, a Georgia limited liability company d/b/a Swartz Institutional Finance (Incorporated by reference to the exhibit contained in Registration’s Registration Statement on Form S-3 (File No. 333-63773)).

4.15	Second Amendment to Regulation D Common Stock Equity Line Subscription Agreement dated as of September 16, 1998, by and among the Registrant, The Tail Wind Fund, Ltd. and Resonance Limited (Incorporated by reference to the exhibit contained in Registration’s Registration Statement on Form S-3 (File No. 333-63773)).

4.16	Form of Non-qualified Stock Option Agreement by and between Registrant, Director and certain consultants dated December 22, 1999 (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement on Form S-3 (File No. 333-40716)).

4.17	Peregrine Pharmaceuticals, Inc. 2002 Non-Qualified Stock Option Plan (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*

4.18	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*

10.31	Agreement dated February 5, 1996, between Cambridge Antibody Technology, Ltd. and Registrant (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Current Report on Form 8-K dated February 5, 1996, as filed with the Commission on or about February 8, 1996).

10.32	Distribution Agreement dated February 29, 1996, between Biotechnology Development, Ltd. and Registrant (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Current Report on Form 8-K dated February 29, 1996, as filed with the Commission on or about March 7, 1996).

Exhibit Number	Description

10.33	Option Agreement dated February 29, 1996, by and between Biotechnology Development, Ltd. and Registrant (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Current Report on Form 8-K dated February 29, 1996, as filed with the Commission on or about March 7, 1996).

10.40	1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in form S-8 (File No. 333-17513)).*

10.41	Stock Exchange Agreement dated as of January 15, 1997 among the stockholders of Peregrine Pharmaceuticals, Inc. and Registrant (Incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1997).

10.42	First Amendment to Stock Exchange Agreement among the Stockholders of Peregrine Pharmaceuticals, Inc. and Registrant (Incorporated by reference to Exhibit 2.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

10.43	Termination and Transfer Agreement dated as of November 14, 1997 by and between Registrant and Alpha Therapeutic Corporation (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Current Report on Form 8-K as filed with the commission on or about November 24, 1997).

10.46	Option Agreement dated October 23, 1998 between Biotechnology Development Ltd. and the Registrant (Incorporated by reference to the exhibit contained in Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998, as filed with the SEC on or about December 15, 1998).

10.47	Real Estate Purchase Agreement by and between Techniclone Corporation and 14282 Franklin Avenue Associates, LLC dated December 24, 1998 (Incorporated by reference to Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

10.48	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Techniclone Corporation, as Tenant, dated as of December 24, 1998 (Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

10.49	Promissory Note dated as of December 24, 1998 between Techniclone Corporation (Payee) and TNCA Holding, LLC (Maker) for $1,925,000 (Incorporated by reference to Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

10.50	Pledge and Security Agreement dated as of December 24, 1998 for $1,925,000 Promissory Note between Grantors and Techniclone Corporation (Secured Party) (Incorporated by reference to Exhibit 10.50 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

Exhibit Number	Description

10.51	Final fully-executed copy of the Regulation D Common Stock Equity Line Subscription Agreement dated as of June 16, 1998 between the Registrant and the Subscribers named therein (Incorporated by reference to exhibit 10.51 contained in the Registrant’s Registration Statement on Form S-3/A as filed with the Commission on April 30, 1999).

10.53	Termination Agreement dated as of March 8, 1999 by and between Registrant and Biotechnology Development Ltd. (Incorporated by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended April 30, 1999).

10.54	Secured Promissory Note for $3,300,000 dated March 8, 1999 between Registrant and Biotechnology Development Ltd. (Incorporated by reference to Exhibit 10.54 to Registrant’s Annual Report on Form 10-K for the year ended April 30, 1999).

10.55	Security Agreement dated March 8, 1999 between Registrant and Biotechnology Development Ltd. (Incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended April 30, 1999).

10.56	License Agreement dated as of March 8, 1999 by and between Registrant and Schering A.G. (Incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the year ended April 30, 1999).**

10.57	Patent License Agreement dated October 8, 1998 between Registrant and the Board of Regents of the University of Texas System for patents related to Targeting the Vasculature of Solid Tumors (Vascular Targeting Agent patents) (Incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

10.58	Patent License Agreement dated October 8, 1998 between Registrant and the Board of Regents of the University of Texas System for patents related to the Coagulation of the Tumor Vasculature (Vascular Targeting Agent patents) (Incorporated by reference to Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

10.59	License Agreement between Northwestern University and Registrant dated August 4, 1999 covering the LYM-1 and LYM-2 antibodies (Oncolym) (Incorporated by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

10.64	Regulation D Subscription Agreement dated January 6, 2000 between Registrant and Subscribers, Swartz Investments, LLC and Biotechnology Development, LTD. (Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

10.65	Registration Right Agreement dated January 6, 2000 between Registrant and Subscribers of the Regulation D Subscription Agreement dated January 6, 2000 (Incorporated by reference to Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

10.66	Form of Warrant to be issued to Subscribers pursuant to the Regulation D Subscription Agreement dated January 6, 2000 (Incorporated by reference to Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

Exhibit Number	Description

10.67	Warrant to purchase 750,000 shares of Common Stock of Registrant issued to Swartz Private Equity, LLC dated November 19, 1999 (Incorporated by reference to Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

10.68	Amendment Agreement dated June 14, 2000 to the License Agreement dated March 8, 1999 by and between Registrant and Schering A.G. (Incorporated by reference to Exhibit 10.68 to Registrant’s Registration Statement on Form S-3 (File No. 333-40716).

10.69	Waiver Agreement effective December 29, 1999 by and between Registrant and Biotechnology Development Ltd. (Incorporated by reference to Exhibit 10.69 to Registrant’s Registration Statement on Form S-3 (File No. 333-40716).

10.70	Joint Venture Agreement dated May 11, 2000 by and between Registrant and Oxigene, Inc. (Incorporated by reference to Exhibit 10.70 to Registrant’s Registration Statement on Form S-3 (File No. 333-40716).

10.71	Third Amendment to Regulation D Common Stock Equity Line Subscription Agreement dated June 2, 2000 by and among the Registrant, the Tail Wind Fund, Ltd. and Resonance Limited (Incorporated by reference to Exhibit 10.71 contained in Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.73	Common Stock Purchase Agreement to purchase up to 6,000,000 shares of Common Stock of Registrant issued to ZLP Master Fund, LTD, ZLP Master Technology Fund, LTD, Eric Swartz, Michael C. Kendrick, Vertical Ventures LLC and Triton West Group, Inc. dated November 16, 2001 (Incorporated by reference to Exhibit 10.73 to Registrant’s Current Report on Form 8-K dated November 19, 2001, as filed with the Commission on November 19, 2001).

10.74	Form of Warrant to be issued to Investors pursuant to the Common Stock Purchase Agreement dated November 16, 2001 (Incorporated by reference to Exhibit 10.74 to Registrant’s Current Report on Form 8-K dated November 19, 2001, as filed with the Commission on November 19, 2001).

10.75	Common Stock Purchase Agreement to purchase 1,100,000 shares of Common Stock of Registrant issued to ZLP Master Fund, LTD and Vertical Capital Holdings, Ltd. dated January 28, 2002 (Incorporated by reference to Exhibit 10.75 to Registrant’s Current Report on Form 8-K dated January 31, 2002, as filed with the Commission on February 5, 2002).

10.76	Form of Warrant to be issued to Investors pursuant to the Common Stock Purchase Agreement dated January 28, 2002 (Incorporated by reference to Exhibit 10.76 to Registrant’s Current Report on Form 8-K dated January 31, 2002, as filed with the Commission on February 5, 2002).

10.77	Securities Purchase Agreement dated as of August 9, 2002 between Registrant and Purchasers (Incorporated by reference to Exhibit 10.77 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

Exhibit Number	Description

10.78	Form of Convertible Debentures issued to Purchasers pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.78 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.79	Registration Rights Agreement dated August 9, 2002 between Registrant and Purchasers of Securities Purchase Agreements dated August 9, 2002 (Incorporated by reference to Exhibit 10.79 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.80	Form of Warrant to be issued to Purchasers pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.80 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.81	Form of Warrant issued to Debenture holders pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.81 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.82	Form of Adjustment Warrant issued to Investors pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.82 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.83	Securities Purchase Agreement dated as of August 9, 2002 between Registrant and ZLP Master Fund, Ltd. (Incorporated by reference to Exhibit 10.83 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.84	Registration Rights Agreement dated August 9, 2002 between Registrant and ZLP Master Fund, Ltd. (Incorporated by reference to Exhibit 10.84 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.85	Form of Warrant to be issued to ZLP Master Fund, Ltd. pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.85 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.86	Form of Adjustment Warrant issued to ZLP Master Fund, Ltd. pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.86 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.87	Common Stock Purchase Agreement dated June 6, 2003 between Registrant and eight institutional investors (Incorporated by reference to Exhibit 10.87 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

Exhibit Number	Description

10.88	Common Stock Purchase Agreement dated June 6, 2003 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.88 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.89	Common Stock Purchase Agreement dated June 26, 2003 between Registrant and seven institutional investors (Incorporated by reference to Exhibit 10.89 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.90	Common Stock Purchase Agreement dated July 24, 2003 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.90 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.91	Common Stock Purchase Agreement dated September 18, 2003 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.91 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

10.92	Common Stock Purchase Agreement dated January 22, 2004 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.92 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004).

10.93	Common Stock Purchase Agreement dated March 31, 2004 between Registrant and one institutional investor***

21	Subsidiaries of Registrant ***

23.1	Consent of Independent Registered Public Accounting Firm ***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	This Exhibit is a management contract or a compensation plan or arrangement.

**	Portions omitted pursuant to a request of confidentiality filed separately with the Commission.

***	Filed herewith.

(b)	Reports on Form 8-K:

None.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 12, 2004	By:	/s/ Steven W. King

Steven W. King, President and CEO

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Steven W. King	President & Chief Executive	July 12, 2004
Officer (Principal Executive
Steven W. King	Officer)

/s/ Paul J. Lytle	Chief Financial Officer	July 12, 2004
(Principal Financial and
Paul J. Lytle	Principal Accounting Officer)

/s/ Carlton M. Johnson	Director	July 12, 2004

Carlton M. Johnson

/s/ Eric S. Swartz	Director	July 12, 2004

Eric S. Swartz

/s/ Clive R. Taylor, M.D., Ph.D.	Director	July 12, 2004

Clive R. Taylor, M.D., Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California
June 30, 2004,
except for Note 17, as to which the date is
July 6, 2004

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2004 AND 2003

	2004	2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,884,000	$3,137,000

Trade and other receivables, net of allowance for doubtful accounts of $64,000 (2004) and $59,000 (2003)	1,520,000	245,000
Short-term investments	—	242,000
Inventories	1,240,000	376,000
Prepaid expenses and other current assets	240,000	257,000

Total current assets	17,884,000	4,257,000

PROPERTY:
Leasehold improvements	389,000	291,000
Laboratory equipment	2,211,000	1,936,000
Furniture, fixtures and computer equipment	646,000	724,000

	3,246,000	2,951,000
Less accumulated depreciation and amortization	(2,373,000)	(2,115,000)

Property, net	873,000	836,000

OTHER ASSETS:
Note receivable, net of allowance of $1,581,000 (2004) and $1,645,000 (2003)	—	—
Debt issuance costs, net	—	176,000
Other	380,000	130,000

Total other assets	380,000	306,000

TOTAL ASSETS	$19,137,000	$5,399,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2004 AND 2003 (continued)

	2004	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,331,000	$560,000
Accrued clinical trial site fees	54,000	260,000
Accrued legal and accounting fees	407,000	194,000
Accrued royalties and license fees	149,000	149,000
Accrued payroll and related costs	503,000	314,000
Other current liabilities	285,000	300,000
Deferred revenue	1,524,000	531,000

Total current liabilities	4,253,000	2,308,000
CONVERTIBLE DEBT, net of discount	—	760,000
DEFERRED LICENSE REVENUE	125,000	200,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock-$.001 par value; authorized 200,000,000 shares;
outstanding – 141,268,182 (2004); 119,600,501 (2003)	141,000	120,000
Additional paid-in-capital	168,969,000	142,274,000
Deferred stock compensation	—	(257,000)
Accumulated deficit	(154,351,000)	(140,006,000)

Total stockholders’ equity	14,759,000	2,131,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,137,000	$5,399,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004

	2004	2003	2002

REVENUES:
Contract manufacturing revenue	$3,039,000	$3,346,000	$46,000
License revenue	275,000	575,000	3,720,000

Total revenues	3,314,000	3,921,000	3,766,000

COSTS AND EXPENSES:
Cost of contract manufacturing	2,212,000	2,860,000	12,000
Research and development	9,673,000	8,744,000	11,494,000
Selling, general and administrative	4,225,000	2,987,000	2,478,000
Purchased in-process research and development	—	—	2,000,000

Total costs and expenses	16,110,000	14,591,000	15,984,000

LOSS FROM OPERATIONS	(12,796,000)	(10,670,000)	(12,218,000)

OTHER INCOME (EXPENSE):
Interest and other income	291,000	291,000	512,000
Interest and other expense	(1,840,000)	(1,180,000)	(12,000)

NET LOSS	$(14,345,000)	$(11,559,000)	$(11,718,000)

WEIGHTED AVERAGE SHARES OUTSTANDING	134,299,407	116,468,353	104,540,204

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.11)	$(0.10)	$(0.11)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004

			Additional Paid-In Capital	Deferred Stock Compensation		Total Stockholders’ Equity
	Common Stock				Accumulated (Deficit)
	Shares	Amount

BALANCES, May 1, 2001	97,288,934	$97,000	$120,253,000	$(935,000)	$(116,729,000)	$2,686,000

Common stock issued for cash under Equity Line, net of cash offering costs of $478,000	5,039,203	5,000	5,031,000	—	—	5,036,000
Common stock issued for cash upon exercise of options and warrants	847,072	1,000	468,000	—	—	469,000
Common stock issued for cash under Shelf File No. 333-71086, net of cash offering costs of $87,000	7,100,000	7,000	7,856,000	—	—	7,863,000
Deferred stock compensation	—	—	613,000	(613,000)	—	—
Stock-based compensation	—	—	—	747,000	—	747,000
Net loss	—	—	—	—	(11,718,000)	(11,718,000)

BALANCES, April 30, 2002	110,275,209	110,000	134,221,000	(801,000)	(128,447,000)	5,083,000

Common stock issued for cash under Securities Purchase Agreement, net of issuance costs of $341,000	5,221,540	5,000	2,858,000	—	—	2,863,000
Common stock issued for cash under Shelf File No. 333-71086, net of issuance costs of $190,000	2,900,000	3,000	1,853,000	—	—	1,856,000
Common stock issued upon conversion of convertible debt, net of issuance cost of $17,000	1,594,119	2,000	1,336,000	—	—	1,338,000
Common stock issued for cash upon exercise of options	109,633	—	38,000	—	—	38,000
Rescind prior sale of common stock to related party	(500,000)	—	(500,000)	—	—	(500,000)
Intrinsic value of embedded conversion feature related to convertible debt	—	—	1,143,000	—	—	1,143,000
Fair market value of detachable warrants issued with convertible debt	—	—	1,321,000	—	—	1,321,000
Deferred stock compensation	—	—	4,000	(4,000)	—	—
Stock-based compensation	—	—	—	548,000	—	548,000
Net loss	—	—	—	—	(11,559,000)	(11,559,000)

BALANCES, April 30, 2003	119,600,501	120,000	142,274,000	(257,000)	(140,006,000)	2,131,000

Common stock issued for cash under June 6, 2003 Financing, net of issuance costs of $104,000	2,412,448	2,000	1,969,000	—	—	1,971,000
Common stock issued for cash under June 26, 2003 Financing, net of issuance costs of $101,000	1,599,997	2,000	1,737,000	—	—	1,739,000
Common stock issued for cash under option granted under June 26, 2003 Financing, net of issuance costs of $54,000	1,599,997	2,000	1,784,000	—	—	1,786,000
Common stock issued for cash under July 24, 2003 Financing, net of issuance costs of $13,000	2,000,000	2,000	2,885,000	—	—	2,887,000
Common stock issued for cash under September 18, 2003 Financing, net of issuance costs of $19,000	2,800,000	2,000	5,271,000	—	—	5,273,000
Common stock issued for cash under November 17, 2003 Financing, net of issuance costs of $1,000	2,000,000	2,000	4,254,000	—	—	4,256,000
Common stock issued for cash under January 22, 2004 Financing, net of issuance costs of $1,000	1,000,000	1,000	2,274,000	—	—	2,275,000
Common stock issued to Aeres Biomedical Ltd for research services under a research collaboration agreement, net of issuance costs of under $1,000	243,101	—	648,000	—	—	648,000
Common stock issued upon conversion of convertible debt	2,817,645	3,000	2,392,000	—	—	2,395,000
Common stock issued upon exercise of options and warrants, net of issuance costs of $134,000	5,194,493	5,000	3,467,000	—	—	3,472,000
Reversal of deferred stock compensation associated with the cancellation of unvested options	—	—	(52,000)	28,000	—	(24,000)
Deferred stock compensation	—	—	66,000	(66,000)	—	—
Stock-based compensation	—	—	—	295,000	—	295,000
Net loss	—	—	—	—	(14,345,000)	(14,345,000)

BALANCES, April 30, 2004	141,268,182	$141,000	$168,969,000	$—	$(154,351,000)	$14,759,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,345,000)	$(11,559,000)	$(11,718,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debts	—	—	25,000
Depreciation	374,000	364,000	424,000
Gain on disposal of property	—	—	(73,000)
Stock-based compensation expense	271,000	548,000	747,000
Amortization of discount on convertible debt and debt issuance costs	1,811,000	1,017,000	—
Stock issued for services under research collaboration	616,000	—	—
Changes in operating assets and liabilities:
Trade and other receivables	(1,275,000)	83,000	(307,000)
Short-term investments	242,000	(242,000)	—
Inventories	(864,000)	(370,000)	(6,000)
Prepaid expenses and other current assets	49,000	127,000	(100,000)
Accounts payable	771,000	(510,000)	394,000
Accrued clinical trial site fees	(206,000)	(347,000)	339,000
Deferred revenue	918,000	701,000	(3,491,000)
Other accrued expenses and current liabilities	387,000	(117,000)	413,000

Net cash used in operating activities	(11,251,000)	(10,305,000)	(13,353,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	—	11,000	131,000
Property acquisitions	(411,000)	(184,000)	(280,000)
Increase in other assets	(250,000)	—	(35,000)

Net cash used in investing activities	(661,000)	(173,000)	(184,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $428,000 (2004), $548,000 (2003), and $565,000 (2002)	23,659,000	4,740,000	13,368,000
Rescind prior sale of common stock to related party	—	(500,000)	—
Proceeds from issuance of convertible debt, net of issuance costs of $363,000 (2003)	—	3,387,000	—
Principal payments on notes payable	—	(84,000)	(86,000)

Net cash provided by financing activities	23,659,000	7,543,000	13,282,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

	2004	2003	2002

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$11,747,000	$(2,935,000)	$(255,000)

CASH AND CASH EQUIVALENTS, Beginning of year	3,137,000	6,072,000	6,327,000

CASH AND CASH EQUIVALENTS, End of year	$14,884,000	$3,137,000	$6,072,000

SUPPLEMENTAL INFORMATION:
Interest paid	$78,000	$104,000	$5,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property acquired in exchange for note payable	$—	$82,000	$—

Conversion of Convertible Debt into common stock	$2,395,000	$1,355,000	$—

Common stock issued for services under research collaboration	$648,000	$—	$—

For supplemental information relating to conversion of convertible debentures into common stock, common stock issued in exchange for services, provision for note receivable, and property acquired in exchange for note payable, see Notes 4, 6, 8, and 9.

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004

1.          ORGANIZATION AND BUSINESS DESCRIPTION

              Organization  – In this Annual Report, “Peregrine,” “Company,” “we,” “us,” and “our,” refer to Peregrine Pharmaceuticals, Inc. We were incorporated in the state of Delaware on September 25, 1996. We were originally incorporated in California in June 1981 under the name Techniclone International Corporation and subsequently merged into Techniclone Corporation in March 1997. We changed our name to Peregrine Pharmaceuticals, Inc. in October 2000 from Techniclone Corporation. In conjunction with our name change to Peregrine Pharmaceuticals, Inc., we changed the name of our wholly-owned subsidiary acquired in April 1997 to Vascular Targeting Technologies, Inc. (formally known as Peregrine Pharmaceuticals, Inc.). In January 2002, we commenced operations of our wholly-owned subsidiary, Avid Bioservices, Inc. (“Avid”), which was formed from the facilities and expertise of Peregrine. Avid provides contract manufacturing services for biopharmaceutical and biotechnology businesses, including the manufacture of biologics under current Good Manufacturing Practices, cell culture, process development, and testing of biologics.

              Business Description –  We are a biotechnology company engaged in the research, development and manufacturing of biotechnology products. We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of novel therapeutics and (ii) Avid, our wholly-owned subsidiary, is engaged in providing contract manufacturing and development of biologics for biopharmaceutical and biotechnology companies.

              We are primarily focused on developing therapeutic agents that effect blood vessels and blood flow in cancer and other diseases. Our vascular research programs fall under several different proprietary platforms including Anti-Phospholipid Therapy ("APT"), Vascular Targeting Agents ("VTAs"), anti-Angiogenesis and Vasopermeation Enhancement Agents ("VEAs"). Our first APT agent is scheduled to enter into clinical trials during calendar year 2004. These therapeutic agents may have applications in the treatment of cancer and other diseases such as viral infections, diabetes, arthritis, skin disorders and eye diseases. Our most clinically advanced therapeutic program is based on a targeting platform outside vascular biology. This technology platform is known as Tumor Necrosis Therapy ("TNT") and targets dead or dying tumor cells to deliver therapeutic reagents that are common to the majority of different tumor types.

              As of April 30, 2004, we had $14,884,000 in cash and cash equivalents on hand. We have expended substantial funds on the development of our product candidates and for clinical trials and we have incurred negative cash flows from operations for the majority of our years since inception. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

              Revenues earned by Avid during fiscal years ended April 30, 2004, 2003 and 2002 amounted to $3,039,000, $3,346,000 and $46,000, respectively. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover consolidated cash flows used in operations. As such, we will continue to need to raise additional capital to provide for our operations, including the anticipated development and clinical trial costs of Tarvacin™ and Cotara™, the anticipated research and development costs associated with Anti-Phospholipid Therapy (APT), Vasopermeation Enhancement Agents (“VEA’s”) and Vascular Targeting Agents (“VTA’s”), and the potential expansion of our manufacturing capabilities.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                We plan to raise additional capital through the offer and sale of shares of our common stock in a public offering pursuant to our current shelf registration statement on Form S-3, File No. 333-109982. As of June 30, 2004, we had approximately 8,757,000 shares available for possible future transactions under the shelf registration statement. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings at prices and on terms that are favorable to us, if at all. We believe we have sufficient cash on hand to meet our obligations on a timely basis through fiscal year 2005.

                In addition to equity financing, we are always actively exploring various other non-dilutive sources of cash by utilizing our many assets. Our broad intellectual property portfolio allows us to develop products in-house while at the same time we are able to out-license certain areas of the technology. In addition, for the products that we develop internally, we may seek a licensing or development partner after we have generated clinical proof of efficacy, which we believe will generate the most value to the Company. We are also seeking to out-license or partner products we do not have sufficient financial resources to develop internally, such as the registration trial using Cotara™ for the treatment of brain cancer, which final stage trial would require significant financial resources to complete.

                We also have the facilities of Avid that we may utilize for non-dilutive financing. During the past fiscal year, we have had discussions with several parties interested in either partnering or acquiring Avid. If the right opportunity and financial terms are presented to us and if the manufacturing needs of our customers and Peregrine are not jeopardized, we would be open to a possible strategic transaction related to Avid.

                There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all (from either debt, equity or the licensing, partnering or sale of technology assets and/or the sale of all or a portion of Avid), or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond fiscal year 2005.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Avid Bioservices, Inc. and Vascular Targeting Technologies, Inc. All intercompany balances and transactions have been eliminated.

                Cash and Cash Equivalents  - We consider all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

                Allowance for Doubtful Receivables -  We continually monitor our allowance for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.

                Short-term Investments - We classify our short-term investments as trading securities under the requirements of Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 considers trading securities as securities that are bought with the intention of being sold in the near term for the general purpose of realizing profits. Trading securities are recorded at fair market value and unrealized holding gains and losses on trading securities are included in other income in the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                Inventories  - Inventories are stated at the lower of cost or market and primarily includes raw materials, direct labor, and overhead costs associated with our wholly-owned subsidiary, Avid. Inventories consist of the following at April 30, 2004 and April 30, 2003:

	2004	2003

Raw materials	$411,000	$205,000
Work-in-process	829,000	171,000

Total inventories	$1,240,000	$376,000

                 Concentrations of Credit Risk  - The majority of trade and other receivables are from customers in the United States and Israel. Most contracts require up-front payments and installment payments as the project progresses. We perform periodic credit evaluations of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Reserves are maintained for potential credit losses, and such losses have been minimal and within our estimates.

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

                Impairment  – We assess recoverability of our long-term assets by comparing the remaining carrying value to the value of the underlying collateral or the fair market value of the related long-term asset based on undiscounted cash flows.

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

                Revenue Recognition - We currently derive revenues primarily from licensing agreements associated with Peregrine’s technologies under development and from contract manufacturing services provided by Avid.

                 We recognize revenues pursuant to Staff Accounting Bulletin No. 101 (“SAB No. 101”), Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition. These bulletins draw on existing accounting rules and provide specific guidance on how those accounting rules should be applied. Revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                Revenues associated with licensing agreements primarily consist of nonrefundable up-front license fees and milestones payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Nonrefundable up-front license fees, whereby ongoing involvement or performance obligations exist, are generally recorded as deferred revenue and generally recognized as revenue over the term of the performance obligation or relevant agreement. Under a license agreement with Schering A.G. (Note 9), the obligation period was not contractually defined in relation to a $300,000 upfront fee. Under this circumstance, we exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license, which was determined to be 48 months. The estimated period of 48 months was primarily determined based on the historical experience with Schering A.G. under a separate license agreement.

                Contract manufacturing revenues are generally recognized once the service has been provided and/or upon shipment of the product to the customer. We also record a provision for estimated contract losses, if any, in the period in which they are determined.

                In July 2000, the Emerging Issues Task Force (“EITF”) released Issue 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 99-19 summarized the EITF’s views on when revenue should be recorded at the gross amount billed to a customer because it has earned revenue from the sale of goods or services, or the net amount retained (the amount billed to the customer less the amount paid to a supplier) because it has earned a fee or commission. In addition, the EITF released Issue 00-10 (“EITF 00-10”), Accounting for Shipping and Handling Fees and Costs, and Issue 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 00-10 summarized the EITF’s views on how the seller of goods should classify in the income statement amounts billed to a customer for shipping and handling and the costs associated with shipping and handling. EITF 01-14 summarized the EITF’s views on when the reimbursement of out-of-pocket expenses should be characterized as revenue or as a reduction of expenses incurred. Our revenue recognition policies are in compliance with EITF 99-19, EITF 00-10 and EITF 01-14 whereby we recorded revenue for the gross amount billed to customers (the cost of raw materials, supplies, and shipping, plus the related handling mark-up fee) and we recorded the cost of the amounts billed as cost of sales as we act as a principal in these transactions.

                Fair Value of Financial Instruments - Our financial instruments consist principally of cash and cash equivalents, receivables, inventories, accounts payable, and accrued liabilities. We believe all of the financial instruments’ recorded values approximate current values due to the short-term nature of these instruments.

                Use of Estimates  - The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                Basic and Diluted Net Loss Per Common Share  - Basic and diluted net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of options, warrants and convertible instruments. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive, there is no difference between basic and diluted loss per share amounts for the three years ended April 30, 2004. We excluded the dilutive effect of the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period because their effect is antidilutive as we reported a net loss in the periods presented:

	2004	2003	2002

Common stock equivalent shares assuming issuance of
shares represented by outstanding stock options
and warrants utilizing the treasury stock method	11,462,682	4,354,442	7,141,459

Common stock equivalent shares assuming issuance of
shares upon conversion of convertible
debt utilizing the if-converted method	563,054	—	—

Total	12,025,736	4,354,442	7,141,459

                Weighted outstanding options and warrants to purchase up to 8,393,083, 13,845,742 and 6,160,275 shares of common stock for the fiscal years ended April 30, 2004, 2003 and 2002, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period. In addition, weighted average shares of 2,581,547, assuming issuance of shares upon conversion of convertible debt for fiscal year 2003, were also excluded from the calculation of diluted earnings per common share because the conversion price was greater than the average market price during the period.

                Income Taxes – We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

                Research and Development  - Research and development costs are charged to expense when incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of our technologies under development, (iii) the costs to manufacture the product candidates, including raw materials and supplies, (iv) patent filing and maintenance fees, (v) expenses for research and services rendered under outside contracts, including sponsored research funding, and (vi) facility expenses.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                 Stock-based Compensation – In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation-Transition and Disclosure, which we adopted on February 1, 2003. SFAS No. 148 amends SFAS No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

                We have not adopted a method under SFAS No. 148 to expense stock options but rather we continue to apply the provisions of SFAS No. 123; however, we have adopted the additional disclosure provisions of the statement. As SFAS No. 123 permits, we elected to continue accounting for our employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and related interpretations. APB No. 25 requires compensation expense to be recognized for stock options when the market price of the underlying stock exceeds the exercise price of the stock option on the date of the grant.

                We utilize the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly no compensation expense has been recognized for the options in the accompanying consolidated financial statements for the three years ended April 30, 2004. Had we used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

	2004	2003	2002

Net loss, as reported	$(14,345,000)	$(11,559,000)	$(11,718,000)
Stock-based employee compensation cost that
would have been included in the determination
of net loss if the fair value based method had
been applied to all awards	(2,541,000)	(2,003,000)	(1,883,000)

Pro forma net loss as if the fair value based
method had been applied to all awards	$(16,886,000)	$(13,562,000)	$(13,601,000)
Basic and diluted net loss per share, as reported	$(0.11)	$(0.10)	$(0.11)

Basic and diluted net loss per share, pro forma	$(0.13)	$(0.12)	$(0.13)

                The fair value of stock options on the date of grant and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

Weighted average fair value of stock options granted	$1.59	$0.64	$1.53
Risk-free interest rate	2.31%	2.31%	4.19%
Expected life (in years)	4	4	4
Expected volatility factor	124%	122%	162%
Expected dividend yield	—	—	—

                The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because our options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair values estimated, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of our options.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                Stock-based compensation expense recorded during each of the three years in the periods ended April 30, 2004 primarily relates to stock option grants made to consultants and has been measured utilizing the Black-Scholes option valuation model. Stock-based compensation expense recorded during fiscal years 2004, 2003 and 2002 amounted to $271,000, $548,000, and $747,000, respectively, and is being amortized over the estimated period of service or related vesting period.

                In addition, during August 2003, a member of our Board of Directors voluntarily cancelled an option to purchase shares of our common stock due to an insufficient number of stock options available in our stock option plans for new employee grants. During October 2003, we received stockholder approval for our 2003 Stock Incentive Plan (“2003 Plan”) and the director was re-granted options to purchase shares under the 2003 Plan. In accordance with FASB Interpretation No. 44 (“FIN No. 44”), Accounting for Certain Transactions Involving Stock Compensation, the option granted to the director under the 2003 Plan is subject to variable accounting, which could result in increases or decreases to compensation expense in subsequent periods based on movements in the intrinsic value of the option until the date the option is exercised, forfeited or expires unexercised. Decreases in compensation expense are limited to the net expense previously reported. During the fiscal year ended April 30, 2004, as a result of movements in the intrinsic value of the option, we did not record compensation expense with respect to such option in accordance with FIN No. 44.

                  Recent Accounting Pronouncements  - In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on May 1, 2003, which had no material impact on our consolidated financial position and results of operations.

                  In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, as amended, an interpretation of Accounting Research Bulletin No. 51, issued in January 2003. FIN No. 46 requires a variable interest entity (or VIE) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE. Prior to the adoption of FIN 46, VIE’s were generally consolidated by companies owning a majority voting interest in the VIE. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For VIE’s created or acquired prior to February 1, 2003, the provisions of FIN No. 46 are required to be adopted in periods ending after December 15, 2003. We adopted FIN No. 46 during the quarter ended January 31, 2004, which had no material impact on our consolidated financial position and results of operations.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on August 1, 2003, which had no material impact on our financial position and results of operations.

                 In December 2003, the SEC issued Staff Accounting Bulletin No. 104, (“SAB No. 104”), Revenue Recognition. SAB No. 104 revises or rescinds portions of the SAB No. 101, Revenue Recognition in Financial Statements and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB No. 104 deletes interpretative guidance no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB’s EITF on various revenue recognition topics, including EITF 00-21, Revenue Arrangements with Multiple Deliverables. SAB No. 104 also rescinds the SEC staff’s Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers (the “FAQ”) issued in conjunction with SAB No. 101 and selected portions of the FAQ have been incorporated into SAB No. 104. We adopted SAB No. 104 during December 2003, which had no material impact on our consolidated financial position and results of operations.

3.             SHORT-TERM INVESTMENTS

                During March 2003, we received 61,653 shares of SuperGen, Inc. common stock under a license agreement dated February 13, 2001 (Note 9). We account for our short-term investments at fair value as trading securities in accordance with SFAS No. 115. The cost basis of the common stock was $200,000. During the quarter ended July 31, 2003, we sold all 61,653 shares of common stock of SuperGen, Inc. for gross proceeds of $271,000. The realized gain of $71,000 relating to the short-term investment is included in interest and other income in the accompanying consolidated financial statements for the year ended April 30, 2004.

4.             NOTES RECEIVABLE

                During December 1998, we completed the sale and subsequent leaseback of our two facilities (Note 5) and recorded an initial note receivable from the buyer of $1,925,000. In accordance with the related lease agreement, if we default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to us for such note receivable. Although we have made all payments under the lease agreement and we have not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, we did not have sufficient cash on hand to meet our obligations on a timely basis and we were operating at significantly reduced levels. In addition, at that time, if we could not raise additional cash by December 31, 1999, we may have had to file for protection under the laws of bankruptcy. Due to the uncertainty of the our ability to pay our lease obligations on a timely basis, we established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. We reduce the reserve as payments are received and we record the reduction as interest and other income in the accompanying consolidated statement of operations. Due to the uncertainty of our ability to fund our operations beyond the next twelve months, the carrying value of the note receivable approximates its fair value at April 30, 2004. We have received all payments to date under the note receivable.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                The following represents a rollforward of the allowance of the note receivable for the two years ended April 30, 2004:

	2004	2003

Allowance balance, beginning	$1,705,000	$1,760,000
Principal payments received	(60,000)	(55,000)

Allowance balance, ending	$1,645,000	$1,705,000

5.             PROPERTY

                On December 24, 1998, we completed the sale and subsequent leaseback of our two facilities with an unrelated entity. The aggregate sales price of the two facilities was $6,100,000, comprised of $4,175,000 in cash and a note receivable of $1,925,000 (Note 4). In accordance with SFAS No. 98, we accounted for the sale and subsequent leaseback transaction as a sale and removed the net book value of land, buildings and building improvements of $7,014,000 from the consolidated financial statements and recorded a loss on sale of $1,171,000, which included selling expenses of $257,000.

6.            NOTES PAYABLE

                During May 2002, we entered into two separate note payable agreements with an aggregate original amount due of $134,000 to finance laboratory equipment. The notes, which were unsecured, bore interest at 10% per annum and were paid in full during March 2003.

7.          COMMITMENTS AND CONTINGENCIES

                Operating Lease  - In December 1998, we sold and subsequently leased back our two facilities in Tustin, California. The lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years. Annual rent expense under the lease agreement totaled $735,000 during fiscal year 2004, 2003 and 2002.

                During fiscal year 2004, we entered into an operating lease agreement to lease certain office equipment. The lease has a 5 year term and annual minimum lease payments are $29,000.

                At April 30, 2004, future minimum lease payments and sublease income under all non-cancelable operating leases are as follows:

Year ending April 30:	Minimum Lease Payments	Sublease Income	Net Lease Payments

2005	$760,000	$(58,000)	$702,000
2006	774,000	(59,000)	715,000
2007	784,000	(40,000)	744,000
2008	799,000	—	799,000
2009	793,000	—	793,000
Thereafter	1,326,000	—	1,326,000

	$5,236,000	$(157,000)	$5,079,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

             Rental Income  – We currently sublease portions of our unused space. Sublease rental income totaled $179,000, $216,000 and $326,000 for fiscal years 2004, 2003 and 2002, respectively.

8.             CONVERTIBLE DEBT

                On August 9, 2002, we entered into a private placement with four investors under a Debenture Securities Purchase Agreement (“Debt SPA”), whereby we issued Convertible Debentures (“Convertible Debt”) for gross proceeds of $3,750,000. The Debenture earns interest at a rate of 6% per annum payable in cash semi-annually each June 30th and December 31st, and mature in August 2005. Under the terms of the Debenture, the principal amount is convertible, at the option of the holder, into a number of shares of our common stock calculated by dividing the unpaid principal amount of the Convertible Debt by the initial conversion price of $0.85 per share (“Conversion Price”).

                 In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we initially recorded the convertible debt net of discount of (i) the relative fair value of the warrants issued in the amount of $1,321,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,143,000. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount associated with unconverted Convertible Debt and warrants are amortized as non-cash interest expense on a straight-line basis over the term of the Convertible Debt, which approximates the effective interest method, and the amortization is recorded as interest expense in the accompanying consolidated statements of operations. Upon conversion of any Convertible Debt, the entire unamortized debt discount remaining at the date of conversion that is attributed to the converted Convertible Debt is immediately recognized as interest expense in the accompanying consolidated statements of operations. During fiscal years 2004 and 2003, we recognized $1,635,000 and $829,000, respectively, in non-cash interest expense associated with the Convertible Debt, which amount was included in interest and other expense in the accompanying consolidated statements of operations.

                 As of April 30, 2004, all outstanding Convertible Debt was converted into common stock and the associated discount was fully amortized as non-cash interest expense in the accompanying financial statements as follows:

	2004	2003

Principal Balance of Convertible Debt
Convertible Debt, beginning	$2,395,000	$—
Convertible Debt issued	—	3,750,000
Convertible Debt conversions	(2,395,000)	(1,355,000)

Convertible Debt, ending	—	2,395,000

Discount on Convertible Debt
Convertible debt discount, beginning	1,635,000	2,464,000
Amount amortized as non-cash interest expense	(1,635,000)	(829,000)

Convertible debt discount, ending	—	1,635,000

Convertible Debt, net of discount	$—	$760,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                 Under the Debt SPA, each Debenture holder was granted a detachable warrant equal to 75% of the quotient obtained by dividing the principal amount of the Convertible Debt by the Conversion Price or an aggregate of 3,308,827 warrants. The detachable warrants have a 4-year term with an exercise price of $0.75 per share. During fiscal year 2004, Debenture holders exercised 2,244,120 warrants under the Debt SPA for gross proceeds of $1,683,000 at the exercise price of $0.75 per share. As of April 30, 2004, 1,064,707 warrants were outstanding under the Debt SPA (Note 11).

                 In connection with the Convertible Debt issued on August 9, 2002, we incurred approximately $363,000 in debt issuance costs, including placement agent fees of $318,000, which are being amortized on a straight-line basis over the life of the Convertible Debt, which approximates the effective interest method. Upon conversion of any Convertible Debt, the unamortized debt issuance costs remaining at the date of conversion which were allocated to the Convertible Debt is immediately recognized as non-cash interest expense. During fiscal years 2004 and 2003, we expensed $175,000 and $188,000, respectively, in debt issuance costs included in interest and other expense in the accompanying consolidated statements of operations. As of April 30, 2004, the debt issuance costs were completely amortized.

9.             LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

                The following represents our significant licensing arrangements for the development and commercialization of our technologies. We do not perform any research and development activities for any unrelated entities.

Tumor Necrosis Therapy (Cotara ™)

                We acquired the rights to the TNT technology in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders. The assets acquired from Cancer Biologics, Inc. primarily consisted of patent rights to the TNT technology. To date, no product revenues have been generated from our TNT technology.

                During October 2000, we entered into a licensing agreement with Merck KGaA to license a segment of our TNT technology for use in the application of cytokine fusion proteins. During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the amendment, we received the remaining up-front fee of $350,000 which is included in license revenue in the accompanying consolidated statements of operations for the year ended April 30, 2003 in accordance with SAB No. 101 and SAB No. 104.

                In February 1996, we entered into a joint venture agreement with Cambridge Antibody Technology, Inc. (“CAT”), which provided for the co-sponsorship of development and clinical testing of the TNT antibodies. In May 1998, we mutually elected to discontinue the joint venture of the TNT antibodies and we assumed full responsibility to fund development and clinical trials of the TNT antibody. During January 2003, we entered into an assignment agreement whereby CAT assigned us the worldwide rights to the human TNT antibody. In exchange, we agreed to pay a royalty on net sales to CAT, as defined in the agreement, and agreed to forgive any amounts owed to us under the joint venture.

                During September 1995, we entered into an agreement with Cancer Therapeutics, Inc. whereby we granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China (Note 14).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                We are negotiating with certain third parties to acquire licenses needed to produce and commercialize certain antibodies, including our TNT antibody. We believe the terms of the licenses will not significantly impact the cost structure or marketability of the antibody based products.

Anti-Phospholipid Therapy (“APT”)

                In August 2001, we exclusively licensed a new platform technology from the University of Texas Southwestern Medical Center at Dallas which we named Anti-Phospholipid Therapy (“APT”). Under the license agreement, we paid an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales or a percentage of sublease income. Tarvacin™ is planned to be our first APT compound to enter clinical trials later this calendar year.

                During November 2003, we entered into a non-exclusive license agreement with an unrelated entity to license the methods and processes for producing antibodies used in connection the development of our APT program. Under the terms of the non-exclusive license agreement, we are required to pay a non-refundable license grant fee, future development milestone fees and royalties on net sales. During fiscal year 2004, we have expensed $100,000 under this agreement which is included in research and development expense in the accompanying consolidated financial statements.

                During December 2003, we entered into a research collaboration agreement with Aeres Biomedical Ltd. (“Aeres”) regarding the humanization of one of our Tarvacin™ antibody’s to be used as a possible future generation clinical candidate. Under the terms of the research collaboration agreement, we are required to pay Aeres a non-refundable up-front payment, future project milestone payments and royalties on net sales. During January 2004, we issued and sold 243,101 shares of our common stock to Aeres valued at $648,000 based on the more readily determinable value of the services received or the fair value of the common stock issued, of which, $616,000 was recorded as research and development expensed during fiscal year 2004. The remaining balance will be amortized as research and development expense during fiscal year 2005 in accordance with the terms of the agreement.

Vascular Targeting Agents (“VTAs”)

                During December 2002, we granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under our Vascular Targeting Agent (“VTA”) technology. Under the terms of the agreement, we received an up-front payment of $300,000, of which, $200,000 is included in deferred license revenue in accordance with SAB No. 101 and SAB No. 104 in the accompanying consolidated financial statements at April 30, 2004 and will be amortized over an estimated period of 48 months. Under this license agreement, the obligation period was not contractually defined and we exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license. The estimated period of 48 months was primarily determined based on the historical experience with Schering A.G. under a separate license agreement. In addition, we could also receive future milestone payments and a royalty on net sales, as defined in the agreement. Under the same agreement, we granted Schering A.G. an option to obtain certain non-exclusive rights to the VTA technology with predetermined up-front fees and milestone payments as defined in the agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                During February 2001, we completed a licensing deal with SuperGen, Inc. (“SuperGen”) to license a segment of our VTA technology, specifically related to Vascular Endothelial Growth Factor (“VEGF”). Under the terms of the licensing agreement, SuperGen purchased 150,000 shares of our common stock at $4.00 per share for total proceeds of $600,000. We also received an annual license fee of $200,000 in cash or SuperGen common stock until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF technology. As of April 30, 2004, SuperGen has not filed an Investigational New Drug Application in the United States utilizing the VEGF technology. The $200,000 annual license fee is included in license revenue in the accompanying consolidated financial statements for the years ended April 30, 2004, 2003 and 2002 in accordance with SAB No. 101 and SAB No. 104. In addition, we could receive additional milestone payments based on the development success, plus receive a royalty on net sales of all drugs commercialized by SuperGen utilizing the VEGF technology. We could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen.

                During May 2000, we entered into a joint venture with Oxigene, Inc. (“Oxigene”). Under the terms of the joint venture agreement, we had agreed to supply our VTA intellectual property to the joint venture while Oxigene paid us a non-refundable $1,000,000 license fee, which was received in May 2000 and amortized as license revenue over the term of the agreement. In addition, Oxigene purchased $2,000,000 of our common stock and agreed to (i) provide its next generation tubulin-binding compounds (ii) spend up to $20,000,000 to fund the development expenses of the joint venture based on its development success and (iii) pay us a $1,000,000 up-front license fee and subscribe to an additional $1,000,000 in Peregrine’s common stock upon filing an Investigational New Drug Application (“IND”) for the first clinical candidate developed. During February 2002, we entered into a Plan and Agreement of Liquidation with Oxigene to dissolve the joint venture. Under the terms of the Plan and Agreement of Liquidation, we paid Oxigene $2,000,000 in cash, which we charged to operations as purchased in-process research and development in the accompanying consolidated financial statements during the year ended April 30, 2002, as the related technology had not reached technological feasibility. In exchange, we reacquired full rights and interest to the Vascular Targeting Agent platform we contributed to the joint venture, as well as any new discoveries to our contributed technology. During February 2002, we recognized the remaining unamortized up-front license fee, which is included in license revenue in the accompanying consolidated financial statements at April 30, 2002.

                In April 1997, in conjunction with the acquisition of Vascular Targeting Technologies, Inc. (formerly known as Peregrine Pharmaceuticals, Inc.), we gained access to certain exclusive licenses for Vascular Targeting Agents (“VTAs”) technologies. In conjunction with obtaining these exclusive licenses, we will be required to pay annual patent maintenance fees plus milestone payments and future royalties on net sales to various universities. No product revenues have been generated from our VTA technology.

Anti-Angiogenesis

                During August 2001, we entered into an exclusive worldwide license for a new preclinical compound from the University of Texas Southwestern Medical Center. This new compound, named 2C3, added to our anti-cancer platform technologies in the anti-angiogenesis field. Under this license agreement, we paid an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales.

                During June 2003, we entered into a research collaboration agreement with an unrelated entity regarding the production of human antibodies for our VTA and anti-angiogenesis programs to be used as possible future clinical candidates. Under the terms of the research collaboration agreement, we will pay a non-refundable technology access fee and we may either develop identified antibodies as part of a joint development program with the unrelated entity or pay future milestone payments and royalties on net sales. During fiscal year 2004, we expensed $200,000 in non-refundable technology access fees under two separate research projects which amount is included in research and development expense in the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

Vasopermeation Enhancement Agents and Other Licenses

                During February 2000, we entered into an exclusive worldwide licensing transaction with the University of Southern California for its Permeability Enhancing Protein (“PEP”) in exchange for an up-front payment plus future milestone payments and a royalty on net sales based on development success. The PEP technology is classified under our Vasopermeation Enhancing Agent (“VEA”) technology, which is designed to increase the uptake of chemotherapeutic agents into tumors. PEP is designed to be used in conjunction with the VEA technology platform.

                Prior to fiscal year 1996, we entered into several license and research and development agreements with a university for the exclusive, worldwide licensing rights to use certain patents and technologies in exchange for fixed and contingent payments and royalties on net sales of the related products. Minimum future royalties under these agreements are $84,500 annually. Royalties related to these agreements amounted to $84,500 for fiscal years 2004, 2003 and 2002. No product revenues have been generated from our VEA technology.

Lymphoma Therapy

                Oncolym is the name for our most advanced LYM-1 antibody. In 1985, we entered into a research and development agreement, as amended in August 1999, with Northwestern University and its researchers to develop the LYM-1 antibodies. We hold an exclusive world-wide license to manufacture and market products using the Oncolym antibodies. In exchange for the world-wide license to manufacture and market the products, we will pay Northwestern University a royalty on net sales. To date, no product revenues have been generated from our Oncolym technology.

On March 8, 1999, we entered into a License Agreement with Schering A.G. whereby Schering A.G. was granted the exclusive, worldwide right to market and distribute Oncolym products, in exchange for an initial payment of $3,000,000 and future milestone payments plus a royalty on net sales. During June 2000, we entered into an amendment to the License Agreement (“the Amendment”) with Schering A.G. whereby Schering A.G. agreed to pay for 100% of the Oncolym clinical development expenses, excluding drug related costs, for the Phase I/II clinical trial. In exchange for this commitment, we agreed to transfer $1,300,000 of our common stock to Schering A.G. as defined in the Amendment. During June 2001, we assumed the rights previously licensed to Schering A.G. and recognized deferred license revenue of $3,000,000 upon termination of the agreement, which is included in license revenue in the accompanying consolidated financial statements for the year ended April 30, 2002.

                In November 1997, we entered into a Termination and Transfer Agreement with Alpha Therapeutic Corporation, whereby we reacquired the rights for the development, commercialization and marketing of Oncolym in the United States and certain other countries, previously granted to Alpha in October 1992. We have contingent obligations due upon filing of a Biologics License Application and upon FDA approval by the Food and Drug Administration plus a royalty on net sales for product sold in certain countries for five (5) years after commercialization of the product. No amounts were due or payable at April 30, 2004 under the Termination and Transfer Agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                On March 8, 1999, we entered into a Termination Agreement with Biotechnology Development Ltd. (“BTD”), pursuant to which we terminated all previous agreements with BTD and thereby reacquired the marketing rights to Oncolym products in Europe and certain other designated foreign countries. In exchange for these rights, we expensed $4,500,000 as a license fee in fiscal year 1999, which was comprised of a secured promissory note payable in the amount of $3,300,000, which was paid in full during fiscal year 2001, and issued 1,523,809 shares of our common stock calculated in accordance with the Termination Agreement. In addition, we issued warrants to purchase up to 3,700,000 shares of common stock at an exercise price of $3.00 per share and issued warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $5.00 per share. The warrants were measured utilizing the Black-Scholes option valuation model. During fiscal year 2000, we defaulted under the Termination Agreement and extended the expiration date of 4,700,000 warrants to December 1, 2005 and only in the case of a merger, acquisition, or reverse stock split, agreed to re-price the outstanding warrants to an exercise price of $0.34 per share. BTD is a limited partnership controlled by Mr. Edward J. Legere, a former member of the our Board of Directors and our former President and Chief Executive Officer. The warrants under the Termination Agreement were outstanding as of April 30, 2004.

                On October 28, 1992, we entered into an agreement with an unrelated corporation (licensee) to terminate a previous license agreement relating to Oncolym. The termination agreement provides for aggregate maximum payments of $1,100,000 to be paid by us based on achievement of certain milestones, including a royalty on net sales. As of April 30, 2004, we had accrued $100,000 for milestones incurred as of April 30, 2004, which is included in accrued royalties and license fees in the accompanying consolidated financial statements.

10.         STOCKHOLDERS’ EQUITY

Common Stock Equity Line Agreement

                During June 1998, we secured access to a Common Stock Equity Line (“Equity Line”) with two institutional investors, as amended on June 2, 2000 (the “Amendment”). Under the Amendment, we may, in our sole discretion, and subject to certain restrictions, periodically sell (“Put”) shares of our common stock until all common shares previously registered under the Equity Line have been exhausted. During September 2001, we issued all available shares under the Equity Line and therefore, the Equity Line was immediately terminated. In addition, at the time of each Put, the investors were issued warrants, which are immediately exercisable on a cashless basis only and expire through December 31, 2005, to purchase up to 15% of the amount of common stock issued to the investors at the same price as the shares of common stock sold in the Put.

                In accordance with Emerging Issues Task Force Issue No. 96-13 (“EITF No. 96-13”), Accounting for Derivative Financial Instruments, contracts that require a company to deliver shares as part of a physical settlement should be measured at the estimated fair value on the date of the initial Put. The Equity Line solely requires settlement to be made with shares of our common stock. As such, we had an independent appraisal performed to determine the estimated fair market value of the various financial instruments included in the Equity Line and recorded the related financial instruments as reclassifications between equity categories. Reclassifications were made for the estimated fair market value of the warrants issued and estimated Commitment Warrants to be issued under the Equity Line of $1,140,000 and the estimated fair market value of the reset provision of the Equity Line of $400,000 as additional consideration and have been included in the accompanying consolidated financial statements. The above recorded amounts were offset by $700,000 related to the restrictive nature of the common stock issued under the initial Put in June 1998 and the estimated fair market value of the Equity Line Put option of $840,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                During January 2001, the Emerging Issues Task Force issued EITF No. 00-19 (“EITF No. 00-19”), Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, The Company’s Own Stock, which reached a consensus on the application of EITF No. 96-13. In accordance with EITF No. 00-19, the Equity Line contract remains recorded as permanent equity and recorded at fair value as of the date of the transaction. EITF No. 00-19 is effective for all transactions entered into after September 20, 2000. As of April 30, 2004, EITF No. 00-19 had no impact on our consolidated financial position and results of operations.

                During fiscal year 2002, we received gross proceeds of $5,526,000 in exchange for 5,039,203 shares of common stock under the Equity Line including commission shares. On April 15, 1999 and July 15, 1999, we issued an additional 881,481 and 179,485 shares of common stock covering the initial three and six month adjustment dates as defined in the agreement, respectively. There are no future reset provisions under the Equity Line.

                At the time of each Put, the investors were issued warrants, exercisable only on a cashless basis to purchase up to 10%, (increased to 15% under the Amendment) of the amount of common stock issued to the investor at the same price as the purchase of the shares sold in the Put. During fiscal year 2002, we issued 732,970 warrants under the Equity Line including commission warrants. During fiscal years 2004 and 2002, we issued 14,124 and 216,435 shares of common stock upon the cashless exercise of 16,854 and 79,512 Equity Line warrants, respectively. As of April 30, 2004, we had outstanding warrants to purchase up to 1,380,683 shares of common stock under the Equity Line (Note 11).

                Placement agent fees under each draw of the Equity Line are issued to Dunwoody Brokerage Services, Inc., which are equal to 10% of the common shares (commission shares) and warrants (commission warrants) issued to the institutional investors plus an overall cash commission equal to 7% of the gross draw amount. Mr. Eric Swartz, a member of our Board of Directors, maintains a contractual right to 50% of the shares and warrants issued under the Equity Line. During the fiscal years ended April 2002, Dunwoody Brokerage Services, Inc. was issued 458,109 shares of common stock and was paid cash commissions of $387,000. The Equity Line was consummated in June 1998 when Mr. Swartz had no Board affiliation with the Company.

Financing Under Shelf Registration Statement on Form S-3, File Number 333-71086

                On November 14, 2001, we filed a registration statement on Form S-3, File Number 333-71086 (the “November 2001 Shelf”) which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, (i) up to 10,000,000 shares of our common stock, and (ii) warrants to purchase up to 2,000,000 shares of our common stock. As of April 30, 2004, 9,912,445 shares of common stock and warrants to purchase up to 2,000,000 shares of our common stock were issued under the November 2001 Shelf under the following transactions:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                During November 2001, we received $5,750,000 under a Common Stock Purchase Agreement in exchange for 5,750,000 shares of our common stock and warrants to purchase up to 1,725,000 shares of common stock at an exercise price of $1.00 per share. The warrants can be exercised on a cash basis only. Mr. Eric Swartz, a member of our Board of Directors, invested $500,000 of the total amount in exchange for 500,000 shares of our common stock and warrants to purchase up to 150,000 shares of common stock at an exercise price of $1.00, which transaction was subsequently rescinded due to the lack of stockholder approval (Note 14). The fair value of the warrants were recorded as a cost of equity based on a Black-Scholes valuation model after considering terms in the related warrant agreements. In connection with the offering, we paid a fee to the placement agent equal to five percent (5%) of the number of shares issued to certain investors, or 200,000 shares.

                During October 2002, we were required to rescind the prior sale of shares to Mr. Swartz under the November 2001 Common Stock Purchase Agreement in accordance with Nasdaq Market Rule 4350 and to return the sum of $500,000 to Mr. Swartz in exchange for the 500,000 shares of our common stock and the cancellation of a warrant to purchase up to 150,000 shares of our common stock.

                During January 2002, we received $2,200,000 under a Common Stock Purchase Agreement in exchange for 1,100,000 shares of our common stock and warrants to purchase up to 275,000 shares of our common stock at an exercise price of $2.00 per share. The warrants have a five year term and are exercisable at an exercise price of $2.00 per share on a cash basis only. The fair value of the warrants were recorded as a cost of equity based on a Black-Scholes valuation model after considering terms in the related warrant agreements. In connection with the offering, we paid a fee to the placement agent equal to five percent (5%) of the number of shares issued to certain of the investors, or 50,000 shares.

                During August 2002, we received gross proceeds of $1,856,000 under a Common Stock Purchase Agreement in exchange for 2,900,000 shares of our common stock. There were no warrants issued in connection with this transaction.

                On June 6, 2003, we received gross proceeds of $355,000 under a Common Stock Purchase Agreement in exchange for 412,445 shares of our common stock. In connection with the offering, we paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $18,000.

                As of April 30, 2004, we had outstanding warrants to purchase up to 1,703,612 shares of common stock under the November 2001 Shelf (Note 11).

                As of April 30, 2004, 87,555 shares of common stock were available for issuance under the November 2001 Shelf. All warrants have been issued under the November 2001 Shelf as of April 30, 2004.

Financing Under Shelf Registration Statement on Form S-3, File Number 333-103965

                On March 21, 2003, we filed a registration statement on Form S-3, File Number 333-103965 which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, up to 10,000,000 shares of our common stock (“March 2003 Shelf”). During fiscal year 2004, 9,999,997 shares of our common stock were issued under the March 2003 Shelf under the following transactions:

                On June 6, 2003, we received gross proceeds of $1,720,000 under a Common Stock Purchase Agreement in exchange for 2,000,003 shares of our common stock and warrants to purchase up to 150,000 shares of our common stock at an exercise price of $0.86 per share (“June 6, 2003 Financing”). The warrants have a four year term and are exercisable at an exercise price of $0.86 per share. The fair value of the warrants were recorded as a cost of equity based on a Black-Scholes valuation model after considering the terms in the related warrant agreement. The warrants were issued under the November 2001 Shelf. In connection with the offering, we paid a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $86,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                On June 26, 2003, we received gross proceeds of $1,840,000 under a Common Stock Purchase Agreement in exchange for 1,599,997 shares of our common stock (“June 26, 2003 Financing”). Under the same arrangement, we granted the investors a six-month option to purchase up to 1,599,997 additional shares of our common stock under the same terms as this offering. The fair value of the option was recorded as a cost of equity based on a Black-Scholes valuation model after considering terms in the related agreement. In connection with the offering, we paid issuance cost of $9,000 and a fee to the placement agent equal to five percent (5%) of the gross proceeds, or $92,000. The investors elected to purchase all 1,599,997 shares of our common stock under the six-month option in exchange for gross proceeds of $1,840,000. We paid issuance costs and commissions of $54,000 related to the exercise of the six-month option.

                On July 24, 2003, we entered into a Common Stock Purchase Agreement with one institutional investor whereby we agreed to sell from time to time, at our option, up to an aggregate of 2,000,000 shares of our common stock at the per share price of $1.45 (“July 24, 2003 Financing”). As of April 30, 2004, we sold and issued all 2,000,000 shares of our common stock under the July 24, 2003 Financing to the institutional investor in exchange for gross proceeds of $2,900,000. We paid issuance costs of $13,000 and no commissions in connection with this offering.

                On September 18, 2003, we entered into a Common Stock Purchase Agreement with one institutional investor whereby we agreed to sell from time to time, at our option, up to an aggregate of 2,800,000 shares of our common stock at predetermined per share prices based upon the average closing price of our common stock for the prior three trading days (“September 18, 2003 Financing”). As of April 30, 2004, we sold and issued all 2,800,000 shares of our common stock under the September 18, 2003 Financing to the institutional investor in exchange for gross proceeds of $5,292,000. We paid issuance costs of $19,000 and no commissions in connection with this offering.

Financing Under Shelf Registration Statement on Form S-3, File Number 333-109982

                On October 24, 2003, we filed a registration statement on Form S-3, File Number 333-109982 which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, up to 12,000,000 shares of our common stock (“October 2003 Shelf”).

                On November 17, 2003, we entered into a Common Stock Purchase Agreement with one institutional investor whereby we agreed to sell from time to time, at our option, up to an aggregate of 2,000,000 shares of our common stock at predetermined per share prices based upon the average closing price of our common stock for the prior three trading days (“November 17, 2003 Financing”). During fiscal year 2004, we sold and issued all 2,000,000 shares of our common stock under the November 17, 2003 Financing to the institutional investor in exchange for gross proceeds of $4,257,000. We paid issuance costs of $1,000 and no commissions in connection with this offering.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                On January 22, 2004, we entered into a Common Stock Purchase Agreement with one institutional investor whereby we agreed to sell from time to time, at our option, up to an aggregate of 3,000,000 shares of our common stock at a price per share prices based upon a discount to the average volume weighted average price of our common stock for the three trading days prior to the date of the put, which per share prices can be adjusted upon mutual agreement (“January 22, 2004 Financing”). As of April 30, 2004, we sold and issued 1,000,000 shares of our common stock under the January 22, 2004 Financing to the institutional investor in exchange for gross proceeds of $2,275,000. We paid no commissions in connection with this offering. As of April 30, 2004, 2,000,000 shares of our common stock were available for issuance under the January 22, 2004 Financing.

                During January 2004, we issued and sold 243,101 shares of our common stock to Aeres Biomedical Ltd. as payment for certain amounts due under a research collaboration agreement dated December 9, 2003 for the humanization of one of our Tarvacin™ antibodies to be used as a possible future generation clinical candidate (Note 9). The value of the shares issued of $648,000 was recorded based on the more readily determinable value of the services received or the fair value of our common stock issued.

                As of April 30, 2004, 8,756,899 shares of our common stock were available for issuance under the October 2003 Shelf.

Financing Under Securities Purchase Agreement

                On August 9, 2002, we entered into a private placement with two investors under a Securities Purchase Agreement (“SPA”) and issued an aggregate of 1,923,078 shares of our common stock in exchange for gross proceeds of $1,250,000. In conjunction with the private placement, we issued warrants to purchase up to an aggregate of 1,442,309 shares of our common stock. The warrants have a four year term and are exercisable six months after the date of issuance at an exercise price of $0.71 per share. During fiscal year 2004, the two investors exercised all 1,442,309 warrants in exchange for gross proceeds of $1,024,000 at the exercise price of $0.71 per share.

                Also on August 9, 2002, we agreed to sell 3,298,462 shares of our common stock at a negotiated price of $0.65 per share in exchange for gross proceeds of $2,144,000 to one investor. In conjunction with this offering, we issued a warrant to purchase up to 4,648,846 shares of our common stock. The warrant has a four year term and is exercisable six months after the date of issuance at an exercise price of $0.71 per share. As of April 30, 2004, warrants to purchase up to 4,648,846 shares our common stock were outstanding under the SPA.

                Under all equity financing agreements entered into during August 2002, we paid combined placement agent fees of $445,000.

Other Equity Transactions

                On November 19, 1999, in consideration of a commitment by Swartz Private Equity, LLC (“SPE”) to fund a $35,000,000 equity line financing over a three year term, we issued SPE a five-year warrant to purchase up to 750,000 shares of our common stock at an initial exercise price of $0.46875 per share (“Commitment Warrant”) subject to reset provisions as defined in the agreement. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of our Board of Directors, maintains a 50% ownership in SPE. We utilized the Black-Scholes valuation model to calculate the fair value of the warrant, which was recorded as stock-based compensation in the accompanying consolidated financial statements. As of April 30, 2004, warrants to purchase up to 699,000 shares of our common stock were outstanding under the Commitment Warrant.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                In accordance with our option plans and warrant agreements, we have reserved 27,716,053 shares of our common stock at April 30, 2004 for future issuance, calculated as follows:

Number of shares reserved

Options issued and outstanding	11,704,205
Warrants issued and outstanding	16,011,848

Total shares reserved	27,716,053

11.           STOCK OPTIONS AND WARRANTS

                We maintain three equity compensation plans, the 1996 Plan, the 2002 Plan, and the 2003 Plan. The 1996 and 2003 Plans were approved by our stockholders while the 2002 Plan was not submitted for stockholder approval.

                Equity Compensation Plan Approved by Stockholders

                We have two incentive stock option plans with outstanding options as of April 30, 2004: the 1996 Plan and the 2003 Plan. The plans provide for the granting of options to purchase shares of our common stock at prices not less than the fair market value of our common stock at the date of grant and generally expire ten years after the date of grant.

                The 1996 Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of our common stock. The number of shares for which options may be granted under the 1996 Plan automatically increases for all subsequent common stock issuances by us in an amount equal to 20% of such subsequent issuances up to a maximum of 10,000,000 options as long as the total shares allocated to the 1996 Plan do not exceed 20% of our authorized stock. As a result of issuances of our common stock subsequent to the adoption of the 1996 Plan, the number of shares for which options may be granted has increased to 10,000,000. Options granted generally vest over a period of four years with a maximum term of ten years. As of April 30 2004, options to purchase 4,833,328 shares of our common stock were outstanding under the 1996 Plan and 285,742 options were available for grant under the 1996 Plan.

                During October 2003, our stockholders approved the 2003 Stock Incentive Plan (“2003 Plan”) for the issuance of up to 5,000,000 options. The 2003 Plan provides for the granting of options to purchase shares of the our common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant. As of April 30 2004, options to purchase 3,263,464 shares of our common stock were outstanding under the 2003 Plan and 1,736,536 options were available for grant under 2003 Plan.

                Equity Compensation Plans Not Approved by Stockholders

                During June 2002, we adopted a broad-based non-qualified stock option plan (“2002 Plan”) for the issuance of up to 3,000,000 options. The 2002 Plan provides for the granting of options to purchase shares of our common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant. As of April 30 2004, options to purchase 2,685,749 shares of our common stock were outstanding under the 2002 Plan and 231,202 options were available for grant under the 2002 Plan.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                In addition to the 2002 Plan, during 1999, we granted non-qualified options, which are not part of any compensation plan, to purchase up to an aggregate of 1,500,000 shares of our common stock. As of April 30, 2004, options to purchase 921,664 shares of our common stock were outstanding and no options were available for grant as of April 30, 2004. The resale of the underlying shares of common stock is registered on a registration statement on Form S-3.

                Option activity for all option plans for each of the three years ended April 30, 2004 is as follows:

	2004		2003		2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

BALANCE, Beginning of year	9,580,458	$1.16	10,055,527	$1.20	7,795,402	$1.03
Granted	4,187,947	$2.09	1,517,800	$0.94	2,853,440	$1.58
Exercised	(1,131,242)	$0.61	(109,633)	$0.34	(535,760)	$0.66
Forfeited or Expired	(932,958)	$1.99	(1,883,236)	$1.25	(57,555)	$1.43

BALANCE, End of year	11,704,205	$1.48	9,580,458	$1.16	10,055,527	$1.20

                Additional information regarding options outstanding as of April 30, 2004 is as follows:

		Options Outstanding		Options Exercisable

Range of Per Share Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Per Share Exercise Price	Number of Shares Exercisable	Weighted Average Per Share Exercise Price

$ 0.34 - $ 0.60	2,679,787	5.59	$0.41	2,404,521	$0.39
$ 0.72 - $ 1.28	3,179,314	6.70	$1.08	2,856,279	$1.10
$ 1.38 - $ 2.19	1,834,793	6.62	$1.65	1,120,275	$1.56
$ 2.20 - $ 2.20	3,034,231	9.48	$2.20	566,668	$2.20
$ 2.48 - $ 5.28	976,080	7.46	$3.17	849,000	$3.23

$ 0.34 - $ 5.28	11,704,205	7.22	$1.48	7,796,743	$1.26

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                 As of April 30, 2004, warrants to purchase an aggregate of 16,011,848 shares of our common stock were outstanding under the following arrangements:

Description of Arrangement	Warrants Outstanding	Weighted Average Per Share Exercise Price

Warrants issued under Regulation D Subscription Agreement (Note 14)	1,680,000	$0.25
Commitment Warrant (Note 10)	699,000	$0.47
Financing Under Securities Purchase Agreement (Note 10)	4,648,846	$0.71
Convertible Debt (Note 8)	1,064,707	$0.75
Financing Under November 2001 Shelf (Note 10)	1,703,612	$1.15
Common Stock Equity Line Agreement (Note 10)	1,380,683	$1.70
Other Transactions	135,000	$2.96
Warrant issued to BTD under Termination Agreement (Note 9)	4,700,000	$3.43

Total	16,011,848	$1.60

                During fiscal year 2004, warrants to purchase 4,087,871 shares of our common stock were exercised on a combined cash and cashless basis for net proceeds of $2,786,000 and the issuance of 4,063,251 shares of our common stock. No warrants were exercised during fiscal year 2003. During fiscal year 2002, warrants to purchase 448,235 shares of our common stock were exercised on a combined cash and cashless basis for net proceeds of $114,000 and the issuance of 311,312 shares of our common stock. The warrants outstanding at April 30, 2004 are exercisable at prices ranging between $0.24 and $5.00 per share with an average exercise price of $1.60 per share and expire at various dates through March 25, 2008. The value of the warrants was based on a Black-Scholes formula after considering terms in the related warrant agreements.

12.           SEGMENT REPORTING

                Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. Avid is engaged in providing contract manufacturing and development of biologics to biopharmaceutical and biotechnology businesses.

                The accounting policies of the operating segments are the same as those described in Note 2. We primarily evaluate the performance of our segments based on net revenues, gross profit or loss and long-lived assets. Our segment net revenues shown below are derived from transactions with external customers. Our segment gross profit or loss represents net revenues less the cost of sales. Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                Segment information for fiscal years 2004, 2003 and 2002 is summarized as follows:

	Fiscal Year Ended April 30,
	2004	2003	2002

Net Revenues:
Contract manufacturing and development of biologics	$3,039,000	$3,346,000	$46,000
Research and development of cancer therapeutics	275,000	575,000	3,720,000

Total net revenues	$3,314,000	$3,921,000	$3,766,000

Gross Profit:
Contract manufacturing and development of biologics	$827,000	$486,000	$34,000
Research and development of cancer therapeutics	275,000	575,000	3,720,000

Total gross profit	$1,102,000	$1,061,000	$3,754,000

                 Long-lived assets consist of the following at April 30, 2004 and April 30, 2003:

	Fiscal Year Ended April 30,
	2004	2003

Long-lived Assets, net:
Contract manufacturing and development of biologics	$633,000	$556,000
Research and development of cancer therapeutics	240,000	280,000

Total long-lived assets, net	$873,000	$836,000

                Net revenues generated from Peregrine during fiscal years 2004, 2003 and 2002 were primarily from up-front license fees under various license agreements discussed in Note 9.

                Net revenues generated from Avid during fiscal years 2004, 2003 and 2002 were primarily from one customer headquartered in Israel, one customer located in Germany and one customer located in the U.S as follows:

	Fiscal Year Ended April 30,
	2004	2003	2002

Customer revenues as a % of net revenues:
United States (one customer)	24%	34%	37%
Germany (one customer)	3%	65%	60%
Israel (one customer)	67%	0%	0%
Other customers primarily in the United States	6%	1%	3%

Total customer revenues as a % of net revenues	100%	100%	100%

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

13.           INCOME TAXES

                The provision for income taxes consists of the following for the three years ended April 30, 2004:

	2004	2003	2002

Provision for federal income taxes at statutory rate	$(4,877,000)	$(3,930,000)	$(3,984,000)
Other	18,000	3,000	12,000
Stock based compensation	—	—	(108,000)
Increase of effective tax rate for net state deferred tax asset	(1,941,000)	—	—
State income taxes, net of federal benefit	(837,000)	(347,000)	(352,000)
Expiration of tax credits and carryforwards	891,000	876,000	350,000
Change in valuation allowance	6,746,000	3,398,000	4,082,000

Provision	$—	$—	$—

                Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets at April 30, 2004 and 2003 are as follows:

	2004	2003

Net operating loss carryforwards	$39,355,000	$33,071,000
Stock-based compensation	1,813,000	1,971,000
General business and research and development credits	118,000	118,000
Deferred revenue	657,000	74,000
Accrued liabilities	1,681,000	1,644,000

	43,624,000	36,878,000
Less valuation allowance	(43,624,000)	(36,878,000)

Net deferred taxes	$—	$—

                At April 30, 2004, we had federal net operating loss carryforwards and tax credit carryforwards of approximately $105,439,000 and $118,000, respectively. During fiscal year 2004 and 2003, net operating loss carryforwards of approximately $1,633,000 and $463,000 expired, respectively, with the remaining net operating losses expiring in fiscal year 2005 through fiscal year 2024. The net operating losses of $2,986,000 applicable to Vascular Targeting Technologies, our wholly-owned subsidiary, can only be offset against future income of that subsidiary. The tax credit carryforwards begin to expire in 2008 and are available to offset our future taxes or our subsidiary.

                We also have state net operating loss carryforwards of approximately $66,578,000, which begin to expire in fiscal year 2004. On September 11, 2002, the Governor of California signed into law new legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003. Unless extended by law, this suspension will not apply to tax years beginning in 2004 and beyond.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                Due to ownership changes in our common stock, there will be limitations on our ability to utilize our net operating loss carryforwards in the future. The impact of the restricted amount has not been calculated as of April 30, 2004.

14.           RELATED PARTY TRANSACTIONS

                During the fiscal year 2004 and 2003, we paid Equiplace Securities, LLC (“Equiplace”) $72,000 and $15,000, respectively, for Avid business development services provided by employees of Equiplace under a Finder’s Agreement. Under the Finder’s Fee Agreement, Equiplace was given a call list of potential customers which was provided by Avid. Equiplace employees then call each contact and present Avid’s manufacturing services. All contacts that show an interest in Avid’s services are then turned over to Avid’s in-house Business Development Department for continued discussions. In addition, Equiplace may receive a commission ranging from 2% to 4% of revenues generated by Avid Bioservices, Inc. on new customers referred to Avid by Equiplace. The commissions due Equiplace can be reduced in half if another third-party finder is jointly responsible for new customer contracts. Mr. Swartz, a member of our Board of Directors, owns fifty percent (50%) of Equiplace. The Finder Fee Agreement was canceled on June 30, 2004. To date, we have not paid any commissions under the agreement. Mr. Swartz has referred one of Avid’s largest customers to date without receiving any commission or fee.

                On November 19, 2001, we received $5,750,000 under a Common Stock Purchase Agreement in exchange for the issuance of 5,750,000 shares of our common stock and warrants to purchase up to 1,725,000 shares of our common stock at an exercise price of $1.00 per share. Mr. Eric Swartz, a member of our Board of Directors, invested $500,000 of the total amount in exchange for 500,000 shares of our common stock and warrants to purchase up to 150,000 shares of our common stock at an exercise price of $1.00 (Note 10). Subsequent to the sale, we were informed by The Nasdaq Stock Market that the sale of shares to a member of our Board of Directors at a discount to the market price of our common stock required stockholder approval in order for us to be in compliance with Nasdaq Market Rule 4350. On October 22, 2002, our prior sale of common stock to Mr. Eric Swartz did not receive stockholder approval due to insufficient stockholder votes. As such, we were required to rescind the transaction and to return the sum of $500,000 to Mr. Swartz in exchange for the return of 500,000 shares of our common stock and the cancellation of a warrant to purchase up to 150,000 shares of our common stock. During December 2002, we paid Mr. Swartz $508,000, which included interest calculated at our money market rates.

                On December 29, 1999, Swartz Investments, LLC and BTD agreed to provide interim funding to us for up to $500,000 to continue our operations and to avoid us from filing for protection from our creditors. During this period of time, the closing stock price was $0.41 per share, we had a minimal amount of cash on hand, significant payables to vendors and patent attorneys, and we were near a time of being delisted from The NASDAQ Stock Market. During January 2000, we entered into the final agreement, a Regulation D Subscription Agreement, whereby we received $500,000 in exchange for an aggregate of 2,000,000 shares of our common stock and issued warrants to purchase up to 2,000,000 shares of our common stock at $0.25 per share. Mr. Eric Swartz, a member of our Board of Directors, maintains a 50% ownership in Swartz Investments, LLC. BTD is controlled by Mr. Edward J. Legere, our former CEO and a former member of our Board of Directors. As of April 30, 2004, warrants to purchase up to 1,680,000 shares of our common stock were outstanding.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

                During September 1995, we entered into an agreement with Cancer Therapeutics, Inc. whereby we granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China for a period of 10 years, subject to the major pharmaceutical company obtaining product approval within 36 months. In exchange for this right, the major pharmaceutical company would be required to fund not less than $3,000,000 for research and development expenses of Cancer Therapeutics related to Tumor Necrosis Therapy (“TNT”) and we would retain exclusive rights to all research, product development and data outside of the People’s Republic of China. The technology was then sublicensed to Shanghai Brilliance Pharmaceuticals, Inc. (“Brilliance”) and later assigned to Medipharm Biotech. In addition, we are entitled to receive 50% of all revenues received by Cancer Therapeutics with respect to our sublicensing of TNT to Brilliance/Medipharm Biotech. Cancer Therapeutics has the right to 20% of the distributed profits from Brilliance/Medipharm Biotech. During March 2001, we extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. In exchange for this extension, Cancer Therapeutics, Inc. agreed to pay us ten percent (10%) of all other consideration received by Cancer Therapeutics, Inc., excluding research funding. Dr. Clive Taylor, a member of our Board of Directors, owns 26% of Cancer Therapeutics and is an officer and director of Cancer Therapeutics. Dr. Taylor has abstained from voting at meetings of our Board of Directors on any matters relating to Cancer Therapeutics or Brilliance/Medipharm Biotech. Through fiscal year ended April 30, 2004, Cancer Therapeutics has not derived any revenues from its agreement with Brilliance/Medipharm Biotech.

15.           BENEFIT PLAN

                During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all employees who are over age 21, work at least 25 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation or a maximum of $13,000. We made no matching contributions to the Plan since its inception.

16.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended

	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002	July 31, 2002

Net revenues	$1,855,000	$229,000	$858,000	$372,000	$2,314,000	$512,000	$621,000	$474,000

Cost of sales	$1,005,000	$223,000	$666,000	$318,000	$1,559,000	$270,000	$711,000	$320,000

Gross profit (loss)	$850,000	$6,000	$192,000	$54,000	$755,000	$242,000	$(90,000)	$154,000

Operating expenses	$4,104,000	$3,819,000	$3,084,000	$2,891,000	$2,401,000	$2,357,000	$2,910,000	$4,063,000

Net loss	$(3,182,000)	$(4,137,000)	$(2,915,000)	$(4,111,000)	$(1,868,000)	$(2,650,000)	$(3,190,000)	$(3,851,000)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.02)	$(0.03)	$(0.02)	$(0.02)	$(0.03)	$(0.03)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004 (continued)

17.           SUBSEQUENT EVENTS

                 On July 6, 2004, we announced that we signed a worldwide exclusive licensing agreement for intellectual property related to anti-phosphatidylserine (anti-PS) antibodies from The University of Texas M. D. Anderson Cancer Center for use in mammalian therapeutics. Under the terms of the agreement, we will pay The University of Texas M. D. Anderson Cancer Center an upfront fee, milestone fees based on the future success of drugs that fall under the licensed intellectual property and a royalty on net sales as defined in the agreement. Products that may fall under this licensing agreement are currently in discovery or preclinical development.

PEREGRINE PHARMACEUTICALS, INC.	SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2004

	Balance at Beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

Description

Valuation reserve for note and other receivables for the year ended April 30, 2002	$1,813,000	$25,000	$(53,000)	$1,785,000

Valuation reserve for note and other receivables for the year ended April 30, 2003	$1,785,000	$—	$(81,000)	$1,704,000

Valuation reserve for note and other receivables for the year ended April 30, 2004	$1,704,000	$—	$(59,000)	$1, 645,000