Form 10-Q
period 2004-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2004-09-09
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Registrant’s telephone number, including area code: (714) 508-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	141,345,237 shares of common stock as of September 3, 2004

PEREGRINE PHARMACEUTICALS, INC.
TABLE OF CONTENTS

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Avid Bioservices, Inc. and Vascular Targeting Technologies, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2004	APRIL 30, 2004

	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,956,000	$14,884,000
Trade and other receivables, net of allowance for doubtful accounts
of $65,000 (July) and $64,000 (April)	1,216,000	1,520,000
Inventories	2,272,000	1,240,000
Prepaid expenses and other current assets	126,000	240,000

Total current assets	15,570,000	17,884,000

PROPERTY:
Leasehold improvements	389,000	389,000
Laboratory equipment	2,226,000	2,211,000
Furniture, fixtures and computer equipment	655,000	646,000

	3,270,000	3,246,000
Less accumulated depreciation and amortization	(2,456,000)	(2,373,000)

Property, net	814,000	873,000

OTHER ASSETS:
Note receivable, net of allowance of $1,565,000 (July)
and $1,581,000 (April)	—	—
Other	514,000	380,000

Total other assets	514,000	380,000

TOTAL ASSETS	$16,898,000	$19,137,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JULY 31, 2004	APRIL 30, 2004

	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,191,000	$1,331,000
Accrued clinical trial site fees	33,000	54,000
Accrued legal and accounting fees	435,000	407,000
Accrued royalties and license fees	184,000	149,000
Accrued payroll and related costs	335,000	503,000
Other current liabilities	264,000	285,000
Deferred revenue	2,852,000	1,524,000

Total current liabilities	5,294,000	4,253,000

DEFERRED LICENSE REVENUE	106,000	125,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock-$.001 par value; authorized 200,000,000 shares;
outstanding – 141,345,237 (July); 141,268,182 (April)	141,000	141,000
Additional paid-in capital	169,418,000	168,969,000
Deferred stock compensation	(297,000)	—
Accumulated deficit	(157,764,000)	(154,351,000)

Total stockholders’ equity	11,498,000	14,759,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,898,000	$19,137,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED

	July 31, 2004	July 31, 2003

	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$485,000	$353,000
License revenue	19,000	19,000

Total revenues	504,000	372,000

COST AND EXPENSES:
Cost of contract manufacturing	448,000	318,000
Research and development	2,570,000	1,872,000
Selling, general and administrative	967,000	1,019,000

Total cost and expenses	3,985,000	3,209,000

LOSS FROM OPERATIONS	(3,481,000)	(2,837,000)

OTHER INCOME (EXPENSE):
Interest and other income	68,000	85,000
Interest and other expense	—	(1,359,000)

NET LOSS	$(3,413,000)	$(4,111,000)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	141,312,572	124,733,593

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JULY 31,
	2004	2003

	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,413,000)	$(4,111,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,000	87,000
Stock-based compensation	95,000	78,000
Amortization of discount on convertible debt and debt issuance costs	—	1,340,000
Changes in operating assets and liabilities:
Trade and other receivables	304,000	(15,000)
Short-term investment	—	242,000
Inventories	(1,032,000)	(283,000)
Prepaid expenses and other current assets	114,000	115,000
Accounts payable	(140,000)	276,000
Accrued clinical trial site fees	(21,000)	(57,000)
Deferred revenue	1,309,000	32,000
Other accrued expenses and current liabilities	(126,000)	103,000

Net cash used in operating activities	(2,827,000)	(2,193,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(24,000)	(89,000)
Increase in other assets	(134,000)	—

Net cash used in investing activities	(158,000)	(89,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of
$3,000 (July 2004) and $339,000 (July 2003)	57,000	7,467,000

Net cash provided by financing activities	57,000	7,467,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,928,000)	5,185,000

CASH AND CASH EQUIVALENTS, beginning of period	14,884,000	3,137,000

CASH AND CASH EQUIVALENTS, end of period	$11,956,000	$8,322,000

NON-CASH FINANCING ACTIVITIES:

Conversion of Convertible Debt into common stock	$—	$1,845,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2004 (unaudited)

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (“Peregrine”) and its wholly-owned subsidiaries, Avid Bioservices, Inc. (“Avid”), and Vascular Targeting Technologies, Inc. (collectively the “Company”). All intercompany balances and transactions have been eliminated.

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at July 31, 2004, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three month periods ended July 31, 2004 and 2003. We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted. Although the Company believes that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2004. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

As of July 31, 2004, we had $11,956,000 in cash and cash equivalents on hand. We have expended substantial funds on the development of our product candidates and for clinical trials and we have incurred negative cash flows from operations for the majority of our years since inception. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the three months ended July 31, 2004 and 2003 amounted to $485,000 and $353,000, respectively. We expect that Avid will continue to generate revenues which should lower cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to provide for our operations, including the anticipated development and clinical trial costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with Anti-Phospholipid Therapy (APT), Vasopermeation Enhancement Agents (“VEA’s”) and Vascular Targeting Agents (“VTA’s”), and the potential expansion of our manufacturing capabilities.

We plan to raise additional capital through the offer and sale of shares of our common stock in a public offering pursuant to our current shelf registration statement on Form S-3, File No. 333-109982. As of August 31, 2004, we had approximately 8,757,000 shares available for possible future transactions under the shelf registration statement. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings at prices and on terms that are favorable to us, if at all. We believe we have sufficient cash on hand to meet our obligations on a timely basis through fiscal year 2005.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2004 (unaudited) (continued)

In addition to equity financing, we are always actively exploring various other non-dilutive sources of cash by utilizing our many assets. Our broad intellectual property portfolio allows us to develop products in-house while at the same time we are able to out-license certain areas of the technology. In addition, for the products that we develop internally, we may seek a licensing or development partner after we have generated clinical proof of efficacy, which we believe will generate the most value to the Company. We are also seeking to out-license or partner products we do not have sufficient financial resources to develop internally, such as the registration trial using Cotara® for the treatment of brain cancer, which final stage trial would require significant financial resources to complete.

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

Inventories - Inventories are stated at the lower of cost or market and primarily includes raw materials, direct labor and overhead costs associated with our wholly-owned subsidiary, Avid. Inventories consist of the following at July 31, 2004 and April 30, 2004:

	July 31, 2004	April 30, 2004

Raw materials	$511,000	$411,000
Work-in-process	1,761,000	829,000

Total Inventories	$2,272,000	$1,240,000

Concentrations of Credit Risk - The majority of trade and other receivables are from customers in the United States and Israel. Most contracts require up-front payments and installment payments as the project progresses. We perform periodic evaluations of our ongoing customers and generally do not require collateral, and we can terminate the contract if a material default occurs. Reserves are maintained for potential credit losses, and such losses have been minimal and within our estimates.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2004 (unaudited) (continued)

Comprehensive Loss – Comprehensive loss is equal to net loss for all periods presented.

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

We recognize revenues pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) and Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition. These bulletins draw on existing accounting rules and provide specific guidance on how those accounting rules should be applied. Revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2004 (unaudited) (continued)

Research and Development - Research and development costs are charged to expense when incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of technologies under development, (iii) the costs to manufacture the product candidates, including raw materials and supplies, (iv) patent filing and maintenance fees (v) expenses for research and services rendered under outside contracts, including sponsored research funding, and (vi) facility expenses.

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period and excludes the dilutive effects of options, warrants and convertible instruments. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive, there was no difference between basic and diluted loss per share amounts for the three months ended July 31, 2004 and July 31, 2003. We excluded the dilutive effect of the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period because their effect is antidilutive as we reported a net loss in the periods presented:

	THREE MONTHS ENDED

	July 31, 2004	July 31, 2003

Common stock equivalent shares assuming issuance
of shares represented by outstanding stock options
and warrants utilizing the treasury stock method	8,183,453	8,686,616
Common stock equivalent shares assuming issuance
of shares upon conversion of convertible debt
utilizing the if-converted method	—	1,408,769

Total	8,183,453	10,095,385

Weighted average outstanding options and warrants to purchase up to 11,379,093 and 10,393,778 shares of common stock for the three months ended July 31, 2004 and July 31, 2003, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

Stock-Based Compensation - In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2004 (unaudited) (continued)

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

We utilize the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly no compensation expense has been recognized for the options in the accompanying condensed consolidated financial statements for the three months ended July 31, 2004 and July 31, 2003. Had we used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

	THREE MONTHS ENDED

	July 31, 2004	July 31, 2003

Net loss, as reported	$(3,413,000)	$(4,111,000)
Stock-based employee compensation cost that
would have been included in the
determination of net loss if the fair value
based method had been applied to all awards	(790,000)	(209,000)

Pro forma net loss as if the fair value based
method had been applied to all awards	$(4,203,000)	$(4,320,000)

Basic and diluted net loss per share, as reported	$(0.02)	$(0.03)

Basic and diluted net loss per share, pro forma	$(0.03)	$(0.03)

Stock-based compensation expense recorded during the three months ended July 31, 2004 and July 31, 2003 primarily relates to stock option grants made to consultants or non-employees and has been measured utilizing the Black-Scholes option valuation model and is being amortized over the estimated period of service or related vesting period. Stock-based compensation expense recorded during the three months ended July 31, 2004 and July 31, 2003 amounted to $95,000 and $78,000, respectively.

In addition, during August 2003, a member of our Board of Directors voluntarily cancelled an option to purchase shares of our common stock due to an insufficient number of stock options available in our stock option plans for new employee grants. During October 2003, we received stockholder approval for our 2003 Stock Incentive Plan (“2003 Plan”) and the director was re-granted options to purchase shares under the 2003 Plan. In accordance with FASB Interpretation No. 44 (“FIN No. 44”), Accounting for Certain Transactions Involving Stock Compensation, the option granted to the director under the 2003 Plan is subject to variable accounting, which could result in increases or decreases to compensation expense in subsequent periods based on movements in the intrinsic value of the option until the date the option is exercised, forfeited or expires unexercised. Decreases in compensation expense are limited to the net expense previously reported. During the three months ended July 31, 2004, we did not record compensation expense with respect to such option in accordance with FIN No. 44.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2004 (unaudited) (continued)

3. SHORT-TERM INVESTMENTS

During March 2003, we received 61,653 shares of SuperGen, Inc. common stock under a license agreement dated February 13, 2001. We account for our short-term investments at fair value as trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The cost basis of the common stock was $200,000. During the quarter ended July 31, 2003, we sold all 61,653 shares of common stock of SuperGen, Inc. for gross proceeds of $271,000. The realized gain of $71,000 relating to the short-term investment is included in interest and other income in the accompanying condensed consolidated financial statements for the three months ended July 31, 2003.

4. NOTE RECEIVABLE

During December 1998, we completed the sale and subsequent leaseback of our two facilities and recorded an initial note receivable from the buyer of $1,925,000. The note receivable bears interest at 7.5% per annum and payments are due monthly based on a 20-year amortization period. The note receivable is due on the earlier to occur of (i) December 1, 2010 or (ii) upon the sale of the facility and the transfer of title. In accordance with the related lease agreement, if we default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to us for such note receivable. Although we have made all payments under the lease agreement and we have not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, we did not have sufficient cash on hand to meet our obligations on a timely basis and we were operating at significantly reduced levels. In addition, at that time, if we could not raise additional cash by December 31, 1999, we may have had to file for protection under the laws of bankruptcy. Due to the uncertainty of our ability to pay our lease obligations on a timely basis, we established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. We reduce the reserve as payments are received and we record the reduction as interest and other income in the accompanying condensed consolidated statement of operations. Due to the uncertainty of our ability to fund our operations beyond fiscal year 2005, the carrying value of the note receivable approximates its fair value at July 31, 2004. We have received all payments to date under the note receivable.

The following represents a rollforward of the allowance of the note receivable for the three months ended July 31, 2004:

Allowance balance, April 30, 2004	$1,645,000
Principal payments received	(15,000)

Allowance balance, July 31, 2004	$1,630,000

5. CONVERTIBLE DEBT

On August 9, 2002, we entered into a private placement with four investors under a Debenture Securities Purchase Agreement (“Debt SPA”), whereby we issued Convertible Debentures (“Convertible Debt”) for gross proceeds of $3,750,000. The Convertible Debt was fully converted into shares of common stock as of April 30, 2004. Under the terms of the Debt SPA, the principal amount was convertible, at the option of the holder, into a number of shares of our common stock calculated by dividing the unpaid principal amount of the Convertible Debt by the conversion price of $0.85 per share (“Conversion Price”) and earned interest at a rate of 6% per annum.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2004 (unaudited) (continued)

In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we initially recorded the convertible debt net of discount of (i) the relative fair value of 3,308,827 warrants issued in the amount of $1,321,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,143,000. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount was amortized as non-cash interest expense on a straight-line basis over the term of the Convertible Debt, which approximates the effective interest method. Upon conversion of the Convertible Debt, the entire unamortized debt discount remaining at the date of conversion that is attributed to the converted Convertible Debt was immediately recognized as interest expense in the accompanying condensed consolidated statements of operations. During the three months ended July 31, 2003, we recognized $1,200,000 in non-cash interest expense associated with the Convertible Debt, which amount was included in interest and other expense in the accompanying condensed consolidated statements of operations for the three months ended July 31, 2003. As of April 30, 2004, the debt discount was completely amortized.

In connection with the Debt SPA, we incurred approximately $363,000 in debt issuance costs, including placement agent fees of $318,000, which were being amortized on a straight-line basis over the life of the Convertible Debt, which approximates the effective interest method. Upon conversion of any Convertible Debt, the unamortized debt issuance costs remaining at the date of conversion which were allocated to the Convertible Debt is immediately recognized as non-cash interest expense. During the three months ended July 31, 2003, we expensed $140,000 in debt issuance costs, which amount was included in interest and other expense in the accompanying condensed consolidated statements of operations for the three months ended July 31, 2003. As of April 30, 2004, the debt issuance costs were completely amortized.

6. LICENSING, RESEARCH AND DEVELOPMENT AGREEMENTS

On July 6, 2004, we announced that we signed a worldwide exclusive licensing agreement for intellectual property related to anti-phosphatidylserine (anti-PS) antibodies from The University of Texas M. D. Anderson Cancer Center for use in mammalian therapeutics. Under the terms of the agreement, we will pay The University of Texas M. D. Anderson Cancer Center a nonrefundable up-front fee, milestone fees based on the future success of drugs that fall under the licensed intellectual property, and a royalty on net sales as defined in the agreement. Products that may fall under this licensing agreement are currently in discovery and therefore, future milestone obligations under the agreement would be uncertain. Management does not anticipate making any significant milestone payments, if any, under this licensing agreement for at least the next two years. During the three months ended July 31, 2004, we expensed $150,000 for the non-refundable upfront fee under the agreement which is included in research and development expense in the accompanying condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2004 (unaudited) (continued)

7. STOCKHOLDERS’ EQUITY

On October 24, 2003, we filed a registration statement on Form S-3, File Number 333-109982 which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, up to 12,000,000 shares of our common stock (“October 2003 Shelf”). We did not issue nor sell any shares of common stock during the quarter ended July 31, 2004 under the October 2003 Shelf. As of July 31, 2004, 8,756,899 shares of common stock were registered and available for issuance under the October 2003 Shelf.

8.              SEGMENT REPORTING

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. Avid is engaged in providing contract manufacturing and development of biologics to biopharmaceutical and biotechnology businesses.

The accounting policies of the operating segments are the same as those described in Note 2. We primarily evaluate the performance of our segments based on net revenues, gross profit or loss (exclusive of research and development expenses, selling, general and administrative expenses, and interest and other income/expense) and long-lived assets. Our segment net revenues shown below are derived from transactions with external customers. Our segment gross profit or loss represents net revenues less the cost of sales. Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.

Segment information for three months ended July 31, 2004 and July 31, 2003 is summarized as follows:

	Three Months Ended July 31,

	2004	2003

Net Revenues:
Contract manufacturing and development of biologics	$485,000	$353,000
Research and development of cancer therapeutics	19,000	19,000

Total net revenues	$504,000	$372,000

Gross Profit:
Contract manufacturing and development of biologics	$37,000	$35,000
Research and development of cancer therapeutics	19,000	19,000

Total gross profit	56,000	54,000

Research and development expense	(2,570,000)	(1,872,000)
Selling, general and administrative expense	(967,000)	(1,019,000)
Net interest and other income (expense)	68,000	(1,274,000)

Net loss	$(3,413,000)	$(4,111,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2004 (unaudited) (continued)

Long-lived assets consist of the following at July 31, 2004 and April 30, 2003:

	July 31, 2004	April 30, 2004

Long-lived Assets, net:
Contract manufacturing and development of biologics	$580,000	$633,000
Research and development of cancer therapeutics	234,000	240,000

Total long-lived assets, net	$814,000	$873,000

Net revenues generated from Peregrine during the three months ended July 31, 2004 and July 31, 2003 were primarily from the up-front license fee under the December 2002 license agreement with Schering A.G.

Net revenues generated from Avid during the three months ended July 31, 2004 and July 31, 2003 were primarily from one customer headquartered in Israel, one customer located in Germany and two customers located in the U.S as follows:

	Three Months Ended July 31,

	2004	2003

Avid customer revenues as a % of net revenues:
Israel (one customer)	56%	68%
Germany (one customer)	2%	14%
United States (one customer)	1%	13%
United States (one customer)	41%	0%
Other customers primarily in the United States	0%	5%

Total Avid customer revenues as a % of net revenues	100%	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                This Form 10-Q contains forward-looking statements based on our current expectations. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. Actual results may differ materially from these forward looking statements.

                To gain a better understanding of the  risk factors that may tend to influence the accuracy of our forward looking statements, we recommend that you read the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004. Although we believe that the risks described in the 10-K represent all material risks currently applicable to us, additional risks and uncertainties not presently known to us or that are currently not believed to be important to us may also affect our actual future results and could harm our business, financial condition and results of operations.

Company Overview

                Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biopharmaceutical company primarily engaged in the research, development, manufacture and commercialization of cancer therapeutics and cancer diagnostics through a series of proprietary platform technologies using monoclonal antibodies. The Company was originally incorporated in California in June 1981 and was reincorporated in the state of Delaware on September 25, 1996. We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of novel therapeutics and (ii) Avid Bioservices, Inc., (“Avid”) our wholly-owned subsidiary, is engaged in providing contract manufacturing and development of biologics for biopharmaceutical and biotechnology companies.

                We are primarily focused on developing therapeutic agents that affect blood vessels and blood flow in cancer and other diseases. Our vascular research programs fall under several different proprietary platforms including Anti-Phospholipid Therapy (“APT”), Vascular Targeting Agents (“VTAs”), anti-Angiogenesis and Vasopermeation Enhancement Agents (“VEAs”). Peregrine’s first APT agent is scheduled to enter into clinical trials during calendar year 2004. These therapeutic agents may have applications in the treatment of cancer and other diseases such as viral infections, diabetes, arthritis, skin disorders and eye diseases.

                Our most clinically advanced therapeutic program is based on a targeting platform outside vascular biology. This technology platform is known as Tumor Necrosis Therapy (“TNT”) and targets dead or dying tumor cells that are common to the majority of different tumor types and deliver therapeutic agents that kill nearby living tumor cells.

                In January 2002, we commenced operations of our wholly-owned subsidiary, Avid Bioservices, Inc., which was formed from the facilities and expertise of Peregrine. Avid produces monoclonal antibodies and recombinant proteins for Peregrine and other biotechnology companies to support Phase I through Phase III clinical trials in stirred tank bioreactors. In order to expand our current capacity and to meet our needs and the needs of our customers, we have ordered a 1,000 liter bioreactor we anticipate will be installed and operational before the end of calendar year 2004. The 1,000 liter bioreactor will augment our functioning 22.5 liter, 100 liter and 300 liter bioreactors.

Results of Operations

                The following table compares the statement of operations for the three month periods ended July 31, 2004 and July 31, 2003. This table provides you with an overview of the changes in the condensed consolidated statement of operations for the comparative periods, which changes are further discussed below.

	Three Months Ended July 31,

	2004	2003	$ Change

	(in thousands)
REVENUES:
Contract manufacturing revenue	$485	$353	$132
License revenue	19	19	—

Total revenues	504	372	132

COST AND EXPENSES:
Cost of contract manufacturing	448	318	130
Research and development	2,570	1,872	698
Selling, general and administrative	967	1,019	(52)

Total cost and expenses	3,985	3,209	776

LOSS FROM OPERATIONS	(3,481)	(2,837)	(644)

OTHER INCOME (EXPENSE):
Interest and other income	68	85	(17)
Interest and other expense	—	(1,359)	1,359

NET LOSS	$(3,413)	$(4,111)	$698

                 Results of operations for the interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

                 Total Revenues.  The increase in revenues of $132,000 during the three months ended July 31, 2004 compared to the same period in the prior year was due to an increase in contract manufacturing revenue of $132,000 associated with an increase in the number of active projects compared to the same three month period in the prior year. During the quarter ended July 31, 2004, we actively worked on six different antibodies compared to four antibodies in the prior year quarter for unrelated entities. We also expect contract manufacturing revenue to increase during the remainder of the current fiscal year based on the anticipated completion of projects under our current contract manufacturing agreements and the anticipated demand for Avid’s services. In addition, we will more than double Avid’s production capacity during the current fiscal year through the addition of a 1,000 liter bioreactor. Although Avid currently has a number of active projects and outstanding project proposals with various potential customers, we cannot estimate nor can we determine the likelihood that we will be successful in completing these ongoing projects or converting any of these proposals into definitive agreements during the remainder of fiscal year 2005.

                 Cost of Contract Manufacturing.  The increase in cost of contract manufacturing of $130,000 during the three months ended July 31, 2004 compared to the same period in the prior year was primarily related to the current three month increase in contract manufacturing revenue. We expect cost of contract manufacturing to increase during the current fiscal year based on the anticipated completion of projects under our current contract manufacturing agreements.

                 Research and Development Expenses.  The increase in research and development expenses of $698,000 during the three months ended July 31, 2004 compared to the same period in the prior year was primarily due to an increase in (i) Tarvacin™ pre-clinical development expenses including technology license fees and toxicology studies, (ii) sponsored research fees and (iii) payroll and related expenses. During the quarter ended July 31, 2004, Tarvacin™ pre-clinical program expenses increased $539,000 to $570,000 compared to $31,000 in the same prior year primarily due to increased toxicology and other non-clinical studies being conducted over the current three month period. Sponsored research fees increased $109,000 to $265,000 in the current three month period compared to $156,000 in the same period in the prior year primarily due to increased funding under a sponsored research agreement to support additional research studies associated with our VEA technology. In addition, payroll and related expenses associated with clinical operations and research and development increased $180,000 to $478,000 during the quarter ended July 31, 2004 compared to $298,000 in same period in the prior year primarily due to the increase in active research programs including our planned Phase I study using Tarvacin™.

                 These increases in research and development expenses were offset by a decrease in manufacturing expenses. During the three months ended July 31, 2004, manufacturing expenses decreased $156,000 to $507,000 compared to $663,000 in the same period in the prior year primarily due to a decrease in our use of Avid’s manufacturing facility during the current quarter combined with an increase customer related projects.

                 We expect research and development expenses to increase over the near term primarily under the following ongoing research and development programs:

1.	Tarvacin™ pre-clinical and clinical programs for the treatment of cancer. Phase I clinical trial expected to commence during calendar year 2004;

2.	Possible future Cotara® clinical programs in other solid tumor indications. Enrollment for the Phase I trial at Stanford University Medical Center was completed in August 2004 and the interim data will be evaluated to determine future clinical direction. Follow-up data is still being collected;

3.	Anti-Phospholipid Therapy (APT) research and development for the potential treatment of viruses;

4.	Pre-clinical research and development of the anti-angiogenesis program using 2C3 antibody;

5.	Vascular Targeting Agent research and development program; and

6.	Vasopermeation Enhancement Agent research and development program.

                 Due to the number of ongoing research programs, if we fail to obtain additional funding during fiscal year 2005, we may be forced to scale back our product development efforts or our operations in a manner that will ensure we can pay our obligations as they come due in the ordinary course of business through at least April 30, 2005.

                 The following represents the research and development expenses (“R&D Expenses”) we have incurred by each major platform technology under development:

Platform Technology under Development	R&D Expenses- Quarter ended July 31, 2003	R&D Expenses- Quarter ended July 31, 2004	R&D Expenses- May 1, 1998 to July 31, 2004
TNT (Cotara®)	$892,000	$390,000	$26,023,000
APT (Tarvacin™)	31,000	1,271,000	4,348,000
VTA and Anti-Angiogenesis	805,000	604,000	8,757,000
VEA	113,000	296,000	5,097,000
LYM (Oncolym)	31,000	9,000	13,443,000

Total research and development	$1,872,000	$2,570,000	$57,668,000

                 From inception to April 30, 1998, we expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between the TNT and Oncolym technologies. In addition to the above costs, we expensed an aggregate of $32,004,000 for the acquisition of our TNT and VTA technologies, which were acquired during fiscal years 1995 and 1997, respectively.

                 Looking beyond the current fiscal year, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	The uncertainty of our capital resources to fund research, development and clinical studies beyond the current fiscal year;

•	The uncertainty of future costs associated with our pre-clinical candidates, Anti-Phospholipid Therapy, Vasopermeation Enhancement Agents and Vascular Targeting Agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development;

•	The uncertainty of future clinical trial results;

•	The uncertainty of the number of patients to be treated in any clinical trial;

•	The uncertainty of the Food and Drug Administration and/or other regulatory agencies allowing our studies to move into and forward from Phase I clinical studies to Phase II and Phase III clinical studies;

•	The uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

•	The uncertainty of competing clinical trials;

•	The uncertainty of alternative available products;

•	The uncertainty of terms related to potential future partnering or licensing arrangements; and

•	The uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

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

                  Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of compensation expense, director fees, facility, travel, legal and accounting fees, insurance, and other expenses relating to our general management, finance, administrative and business development activities. The decrease in selling, general and administrative expenses of $52,000 during the three months ended July 31, 2004 compared to the same period in the prior year is primarily due to a decrease in director fees offset by an increase in legal fees and stock-based compensation expense. During the quarter ended July 31, 2004, director fees decreased $199,000 to $57,000 compared to $256,000 in the same prior year period primarily due to a one-time aggregate director fee of $180,000 incurred during the prior year quarter ended July 31, 2003 associated with our director’s increased oversight responsibilities mandated by the Sarbanes-Oxley Act of 2002. Prior to fiscal year 2004, directors did not receive any cash compensation other than the reimbursement of expenses. This decrease in director fees was offset by an increase in legal fees, which increased $53,000 to $72,000 during the quarter ended July 31, 2004, compared to $19,000 in the same prior year period primarily due to an increase in general corporate activity. In addition, during the three months ended July 31, 2003, stock-based compensation expense increased $79,000 to $82,000 compared to $3,000 in the same prior year period primarily due to an increase in amortization expenses associated with the fair value of stock options granted to non-employee consultants performing business development activities. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

                 Interest and Other Expense.  The decrease in interest and other expense of $1,359,000 during the three months ended July 31, 2004 compared to the same three month period in the prior year was primarily due to a $1,340,000 decrease in non-cash interest expense associated with the amortization of the convertible debt discount and debt issuance costs. We did not incur any interest expense associated with convertible debt discount and debt issuance costs during the quarter ended July 31, 2004 as all outstanding convertible debt was converted into common stock and the associated discount and issuance costs were fully amortized in the prior fiscal year.

Critical Accounting Policies

                 The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our condensed consolidated financial statements:

                 Revenue Recognition.  We currently derive revenues primarily from licensing agreements associated with Peregrine’s technologies under development and from contract manufacturing services provided by Avid. We recognize revenues pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as well as the recently issued Staff Accounting Bulletin No. 104, Revenue Recognition. These bulletins draw on existing accounting rules and provides specific guidance on how those accounting rules should be applied. Revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and ( iv) collectibility is reasonably assured.

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

Liquidity and Capital Resources

                 Our cash and cash equivalents totaled $11,956,000 at July 31, 2004. We have expended substantial funds on the development of our product candidates and for clinical trials and we have incurred negative cash flows from operations for the majority of our years since inception. Since inception, we have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the licensing of Peregrine’s products under development.

                 Revenues earned by Avid during the quarter ended July 31, 2004 amounted to $485,000. We expect that Avid will continue to generate revenues which should lower cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover cash flows used in operations. As such, we will continue to need to raise additional capital to provide for our operations, including the anticipated development and clinical trial costs of Tarvacin™ and Cotara®, the anticipated development costs associated with Anti-Phospholipid Therapy, Vasopermeation Enhancement Agents (“VEA’s”) and Vascular Targeting Agents (“VTA’s”), and the potential expansion of Avid’s manufacturing capabilities. If we fail to obtain additional funding during the remainder of the current fiscal year, we may be forced to scale back our product development efforts or our operations in a manner that will ensure we can pay our obligations as they come due in the ordinary course of business.

                 We plan to raise additional capital through the registered offer and sale of shares of our common stock from our current shelf registration statement on Form S-3, File No. 333-109982. As of August 31, 2004, we had approximately 8,757,000 shares available for possible future transactions under the shelf registration statement. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all.

                 In addition to equity financing, we are always actively exploring various other sources of cash by utilizing our many assets. We believe we have a broad intellectual property portfolio that allows us to develop products in-house while at the same time we can out-license certain areas of the technology we cannot focus on developing internally. In addition, for the products that we do develop internally, we may seek a licensing or development partner after we have generated clinical proof of efficacy, which we believe will generate the most value to the Company. We are also seeking to out-license or partner products we do not have sufficient financial resources to develop internally, such as the registration trial using Cotara® for the treatment of brain cancer, which final stage trial would require significant financial resources to complete. Such licensing or partnering arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. We also have the facilities of Avid that we may utilize for non-dilutive financing. During the past fiscal year, we have had discussions with several parties interested in either partnering or acquiring Avid. Provided that the right opportunity and financial terms are presented to us and further provided that the manufacturing needs of our customers and Peregrine are not jeopardized, we would be open to a possible strategic transaction related to Avid.

                 There can be no assurances that we will be successful in raising additional funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates beyond fiscal year 2005.

                 Significant components of the changes in cash flows from operating, investing and financing activities for the three months ended July 31, 2004 are as follows:

                 Cash Used In Operating Activities.  During the quarter ended July 31, 2004, cash used in operating activities increased $634,000 to $2,827,000 compared to $2,193,000 for the three months ended July 31, 2003. This increase was primarily due to a $629,000 increase in net cash used in operating activities before considering the changes in operating assets and liabilities calculated as follows:

	THREE MONTHS ENDED
	July 31, 2004	July 31, 2003
Net loss, as reported	$(3,413,000)	$(4,111,000)
Less non-cash operating expenses:
Depreciation and amortization	83,000	87,000
Stock-based compensation	95,000	78,000
Amortization of discount on convertible debt
and debt issuance costs	—	1,340,000

Net cash used in operating activities before changes in
operating assets and liabilities	$(3,235,000)	$(2,606,000)

Net change in operating assets and liabilities	$408,000	$413,000

Net cash used in operating activities	$(2,827,000)	$(2,193,000)

                This increase in net cash used in operating activities before changes in operating assets and liabilities of $629,000 was primarily due to an increase in research and development activities associated with Tarvacin™ pre-clinical program expenses and the increase in active research programs including our planned Phase I study using Tarvacin™.

                Cash Used In Investing Activities.  Net cash used in investing activities increased $69,000 to $158,000 for the three months ended July 31, 2004 compared to $89,000 for the three months ended July 31, 2003 primarily due to installment payments made on a 1,000-liter bioreactor to be installed during calendar year 2004 offset by a decrease in property acquisitions.

                Cash Provided By Financing Activities.  Net cash provided by financing activities decreased $7,410,000 to $57,000 for the three months ended July 31, 2004 compared to net cash provided of $7,467,000 for the three months ended July 31, 2003 due to a decrease in financing activities during the current quarter. During the three months ended July 31, 2004, we received net proceeds of $57,000 from the exercise of options compared to the three months ended July 31, 2003, which we received net proceeds of $7,467,000 from the sale of our common stock and the exercise of options and warrants.

Commitments

                 At July 31, 2004, we had no material capital commitments, other than the balances owed for the 1,000-liter bioreactor and related facility improvements ordered by Avid in the amount of $146,000. In addition, we have significant obligations under license agreements that are contingent on clinical trial development milestones.

Risk Factors of Our Company

                 The biotechnology industry includes many risks and challenges. Our challenges may include, but are not limited to: uncertainties associated with completing pre-clinical and clinical trials for our technologies; the significant costs to develop our products as all of our products are currently in development, pre-clinical studies or clinical trials and no revenue has been generated from commercial product sales; obtaining additional financing to support our operations and the development of our products; obtaining regulatory approval for our technologies; complying with governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs and general economic conditions. A more detailed discussion regarding our industry and business risk factors can be found in our Annual Report on Form 10-K for the year ended April 30, 2004, as filed with the Securities and Exchange Commission on July 14, 2004.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at July 31, 2004, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

                 The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2004, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2004.

                 There have been no changes in the Company’s internal control over financial reporting, during the quarter ended July 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

                 Although we are not a party to any legal proceedings as of July 31, 2004, we are currently investigating whether certain technologies discovered and developed at the University of Southern California (“USC”) and subsequently licensed to a private company, Pivotal BioSciences, Inc., an entity we believe is partially owned by the principal investigator and others at USC, were developed using resources under our sponsored research agreement with USC and/or funding provided from another source for which we have geographic technology rights. We are in active discussions with Pivotal BioSciences, Inc. to resolve the matter in an amicable manner. The current investigation does not affect our current rights to our technologies under development nor should it have any effect, regardless of the outcome of the investigation, on the development of any of our existing technologies.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.  None.

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
———————————
Steven W. King
President & Chief Executive Officer

/s/ Paul J. Lytle
———————————
Paul J. Lytle
Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)