Form 10-Q
period 2004-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2004-12-10
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	144,338,472 shares of common stock as of December 3, 2004

PEREGRINE PHARMACEUTICALS, INC.
TABLE OF CONTENTS

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Avid Bioservices, Inc. and Vascular Targeting Technologies, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2004	APRIL 30, 2004

	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,325,000	$14,884,000
Trade and other receivables, net of allowance for doubtful accounts
of $67,000 (October) and $64,000 (April)	781,000	1,520,000
Inventories	1,857,000	1,240,000
Prepaid expenses and other current assets	102,000	240,000

Total current assets	13,065,000	17,884,000

PROPERTY:
Leasehold improvements	494,000	389,000
Laboratory equipment	2,299,000	2,211,000
Furniture, fixtures and computer equipment	656,000	646,000

	3,449,000	3,246,000
Less accumulated depreciation and amortization	(2,528,000)	(2,373,000)

Property, net	921,000	873,000

OTHER ASSETS:
Note receivable, net of allowance of $1,547,000 (October) and
$1,581,000 (April)	—	—
Other	579,000	380,000

Total other assets	579,000	380,000

TOTAL ASSETS	$14,565,000	$19,137,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	OCTOBER 31, 2004	APRIL 30, 2004

	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,684,000	$1,331,000
Accrued legal and accounting fees	563,000	407,000
Accrued royalties and license fees	268,000	149,000
Accrued payroll and related costs	586,000	503,000
Other current liabilities	296,000	339,000
Deferred revenue	1,687,000	1,524,000

Total current liabilities	5,084,000	4,253,000

DEFERRED LICENSE REVENUE	88,000	125,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock-$.001 par value; authorized 200,000,000 shares;
outstanding – 142,548,443 (October); 141,268,182 (April)	143,000	141,000
Additional paid-in capital	170,930,000	168,969,000
Deferred stock compensation	(278,000)	—
Accumulated deficit	(161,402,000)	(154,351,000)

Total stockholders’ equity	9,393,000	14,759,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,565,000	$19,137,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED

	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003

	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$2,164,000	$839,000	$2,649,000	$1,192,000
License revenue	19,000	19,000	38,000	38,000

Total revenues	2,183,000	858,000	2,687,000	1,230,000

COST AND EXPENSES:
Cost of contract manufacturing	1,544,000	666,000	1,992,000	984,000
Research and development	3,004,000	1,975,000	5,574,000	3,847,000
Selling, general and administrative	1,337,000	1,109,000	2,304,000	2,128,000

Total cost and expenses	5,885,000	3,750,000	9,870,000	6,959,000

LOSS FROM OPERATIONS	(3,702,000)	(2,892,000)	(7,183,000)	(5,729,000)

OTHER INCOME (EXPENSE):
Interest and other income	64,000	64,000	132,000	149,000
Interest and other expense	—	(87,000)	—	(1,446,000)

NET LOSS	$(3,638,000)	$(2,915,000)	$(7,051,000)	$(7,026,000)

WEIGHTED AVERAGE
SHARES OUTSTANDING:
Basic and Diluted	141,545,829	133,873,106	141,429,201	129,303,349

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.03)	$(0.02)	$(0.05)	$(0.05)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31,
	2004	2003

	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,051,000)	$(7,026,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,000	180,000
Stock-based compensation	114,000	120,000
Amortization of discount on convertible debt and debt issuance costs	—	1,421,000
Stock issued for services under research collaboration agreements	307,000	—
Changes in operating assets and liabilities:
Trade and other receivables	739,000	(129,000)
Short-term investment	—	242,000
Inventories	(617,000)	(190,000)
Prepaid expenses and other current assets	106,000	(132,000)
Accounts payable	353,000	114,000
Deferred revenue	126,000	(76,000)
Accrued payroll and related costs	83,000	74,000
Other accrued expenses and current liabilities	232,000	(234,000)

Net cash used in operating activities	(5,453,000)	(5,636,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(203,000)	(248,000)
Increase in other assets	(199,000)	—

Net cash used in investing activities	(402,000)	(248,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of
$15,000 (October 2004) and $423,000 (October 2003)	1,296,000	14,023,000

Net cash provided by financing activities	1,296,000	14,023,000

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(4,559,000)	8,139,000

CASH AND CASH EQUIVALENTS, beginning of period	14,884,000	3,137,000

CASH AND CASH EQUIVALENTS, end of period	$10,325,000	$11,276,000

NON-CASH FINANCING ACTIVITIES:

Conversion of Convertible Debt into common stock	$—	$1,995,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 (unaudited)

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (“Peregrine”) and its wholly-owned subsidiary, Avid Bioservices, Inc. (“Avid”), which performs contract manufacturing services (collectively the “Company”). All intercompany balances and transactions have been eliminated.

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at October 31, 2004, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three and six month periods ended October 31, 2004 and 2003. We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted. Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2004. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

As of October 31, 2004, we had $10,325,000 in cash and cash equivalents on hand. We have expended substantial funds on the development of our product candidates and for clinical trials and we have incurred negative cash flows from operations for the majority of our years since inception. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the six months ended October 31, 2004 and 2003 amounted to $2,649,000 and $1,192,000, respectively. We expect that Avid will continue to generate revenues which should lower cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to provide for our operations, including the anticipated development and clinical trial costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with Anti-Phospholipid Therapy (“APT”), Vasopermeation Enhancement Agents (“VEA’s”) and Vascular Targeting Agents (“VTA’s”), and the potential expansion of our manufacturing capabilities.

We plan to raise additional capital through the offer and sale of shares of our common stock offering off our current shelf registration statement on Form S-3, File No. 333-109982. As of December 3, 2004, we had approximately 7,003,000 shares available for possible future transactions under the shelf registration statement. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices and on terms that are favorable to us, if at all. We believe we have sufficient cash on hand to meet our obligations on a timely basis through the first quarter of our fiscal year 2006.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 (unaudited) (continued)

In addition to equity financing, we are actively exploring various other sources of cash by utilizing our many assets, including our intellectual property portfolio and the operations of Avid. Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts. We also have the facilities of Avid that we may leverage in a strategic transaction if the right opportunity and financial terms are presented to us, provided that the manufacturing needs of our customers and Peregrine are not jeopardized.

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

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly-owned subsidiary, Avid. Inventories consist of the following at October 31, 2004 and April 30, 2004:

	October 31, 2004	April 30, 2004

Raw materials	$560,000	$411,000
Work-in-process	1,297,000	829,000

Total Inventories	$1,857,000	$1,240,000

Concentrations of Credit Risk - The majority of trade and other receivables are from customers in the United States and Israel. Most contracts require up-front payments and installment payments as the project progresses. We perform periodic evaluations of our ongoing customers and generally do not require collateral, although we can terminate any contract if a material default occurs. Reserves are maintained for potential credit losses, and such losses have been minimal and within our estimates.

Comprehensive Loss – Comprehensive loss is equal to net loss for all periods presented.

Deferred Revenue - Deferred revenue primarily consists of up-front contract fees and installment payments received prior to the recognition of revenues under contract manufacturing and development agreements and up-front license fees received under technology license agreements. Deferred revenue is generally recognized once the service has been provided, all obligations have been met, and/or upon shipment of the product to the customer.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 (unaudited) (continued)

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

In July 2000, the Emerging Issues Task Force (“EITF”) released Issue 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 99-19 summarized the EITF’s views on when revenue should be recorded at the gross amount billed to a customer because it has earned revenue from the sale of goods or services, or the net amount retained (the amount billed to the customer less the amount paid to a supplier) because it has earned a fee or commission. In addition, the EITF released Issue 00-10 (“EITF 00-10”), Accounting for Shipping and Handling Fees and Costs, and Issue 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 00-10 summarized the EITF’s views on how the seller of goods should classify in the income statement amounts billed to a customer for shipping and handling, and the costs associated with shipping and handling. EITF 01-14 summarized the EITF’s views on when the reimbursement of out-of-pocket expenses should be characterized as revenue or as a reduction of expenses incurred. Our revenue recognition policies are in compliance with EITF 99-19, EITF 00-10 and EITF 01-14 whereby we recorded revenue for the gross amount billed to customers (the cost of raw materials, supplies, and shipping, plus the related handling mark-up fee) and we recorded the cost of the amounts billed as cost of sales as we act as a principal in these transactions.

Research and Development - Research and development costs are charged to expense when incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of technologies under development, (iii) the costs to manufacture our product candidates, including raw materials and supplies, (iv) technology access and maintenance fees, including amounts incurred under licensing agreements and intellectual property access fees (v) expenses for research and services rendered under outside contracts, including sponsored research funding, and (vi) facility and other research and development expenses.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 (unaudited) (continued)

Reclassification - Certain amounts in fiscal year 2004 condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options, warrants, and convertible instruments. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method, assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and six months ended October 31, 2004 and October 31, 2003. The dilutive effect of the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period were excluded because their effect was antidilutive since we reported a net loss in the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003

Common stock equivalent shares
assuming issuance of shares
represented by outstanding stock
options and warrants utilizing the
treasury stock method	7,645,598	10,927,926	7,886,527	10,174,146

Common stock equivalent shares
assuming issuance of shares upon
conversion of convertible debt
utilizing the if-converted method	—	493,608	—	951,188

Total	7,645,598	11,421,534	7,886,527	11,125,334

Weighted average outstanding options and warrants to purchase up to 12,084,093 and 11,427,939 shares of common stock for the three and six months ended October 31, 2004, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the periods.

Weighted average outstanding options and warrants to purchase up to 7,111,931 and 7,743,116 shares of common stock for the three and six months ended October 31, 2003, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 (unaudited) (continued)

From November 1, 2004 through December 3, 2004, the Company issued 1,239,000 shares of common stock upon the exercise of stock options and warrants and issued an additional 551,029 shares of common stock to Affitech AS in payment for certain amounts due, which numbers have been excluded from basic and dilutive net loss per common share for the three and six months ended October 31, 2004.

Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, and the effect of the method used on reported results.

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

We utilize the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly, no compensation expense has been recognized for the options in the accompanying condensed consolidated financial statements for the three and six months ended October 31, 2004 and October 31, 2003. Had we used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003

Net loss, as reported	$(3,638,000)	$(2,915,000)	$(7,051,000)	$(7,026,000)
Stock-based employee compensation
cost that would have been
included in the determination of
net loss if the fair value based
method had been applied to all awards	(718,000)	(245,000)	(1,508,000)	(454,000)

Pro forma net loss as if the fair
value based method had been
applied to all awards	$(4,356,000)	$(3,160,000)	$(8,559,000)	$(7,480,000)

Basic and diluted net loss per
share, as reported	$(0.03)	$(0.02)	$(0.05)	$(0.05)

Basic and diluted net loss per
share, pro forma	$(0.03)	$(0.02)	$(0.06)	$(0.06)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 (unaudited) (continued)

Stock-based compensation expense recorded during the three and six months ended October 31, 2004 and October 31, 2003 primarily relates to stock option grants made to consultants or non-employees and has been measured utilizing the Black-Scholes option valuation model and is being amortized over the estimated period of service or related vesting period. Stock-based compensation expense recorded during the three and six months ended October 31, 2004 amounted to $19,000 and $114,000, respectively. Stock-based compensation expense recorded during the three and six months ended October 31, 2003 amounted to $43,000 and $120,000, respectively.

On March 31, 2004, the FASB issued an Exposure Draft, Share-Based Payment - An Amendment of SFAS No. 123 (“Proposed SFAS No. 123R”), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the fiscal quarter that begins August 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on August 1, 2005, unless earlier adopted. The Proposed SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Proposed SFAS No. 123R would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the Proposed FAS No. 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

In addition, during August 2003, a member of our Board of Directors voluntarily cancelled an option to purchase shares of our common stock due to an insufficient number of stock options available in our stock option plans for new employee grants. During October 2003, we received stockholder approval for our 2003 Stock Incentive Plan (“2003 Plan”) and the director was re-granted options to purchase shares under the 2003 Plan. In accordance with FASB Interpretation No. 44 (“FIN No. 44”), Accounting for Certain Transactions Involving Stock Compensation, the option granted to the director under the 2003 Plan is subject to variable accounting, which could result in increases or decreases to compensation expense in subsequent periods based on movements in the intrinsic value of the option until the date the option is exercised, forfeited, or expires unexercised. Decreases in compensation expense are limited to the net expense previously reported. During the three and six months ended October 31, 2004, we did not record compensation expense with respect to such option in accordance with FIN No. 44 since the market price of our stock was less than the exercise price of the option.

Recent Accounting Pronouncements. In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We would be required to implement this stardard no later than May 1, 2007, unless earlier adopted. We are currently evaluating the impact of SFAS No. 151 on our financial position and results of operations.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 (unaudited) (continued)

3. NOTE RECEIVABLE

During December 1998, we completed the sale and subsequent leaseback of our two facilities and recorded an initial note receivable from the buyer of $1,925,000. The note receivable bears interest at 7.5% per annum and payments are due monthly based on a 20-year amortization period. The note receivable is due on the earlier to occur of (i) December 1, 2010 or (ii) upon the sale of the facility and the transfer of title. In addition, if we default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to us for such note receivable. Although we have made all payments under the lease agreement and we have not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, we did not have sufficient cash on hand to meet our obligations on a timely basis and we were operating at significantly reduced levels. In addition, at that time, if we could not raise additional cash by December 31, 1999, we may have had to file for protection under the laws of bankruptcy. Due to the uncertainty of our ability to pay our lease obligations on a timely basis, we established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. We reduce the reserve as payments are received and we record the reduction as interest and other income in the accompanying condensed consolidated statements of operations. Due to the uncertainty of our ability to fund our operations beyond fiscal year 2005, the carrying value of the note receivable approximates its fair value at October 31, 2004. We have received all payments to date under the note receivable.

The following represents a rollforward of the allowance of the note receivable for the six months ended October 31, 2004:

Allowance balance, April 30, 2004	$1,645,000
Principal payments received	(31,000)

Allowance balance, October 31, 2004	$1,614,000

4. CONVERTIBLE DEBT

On August 9, 2002, we entered into a private placement with four investors under a Debenture Securities Purchase Agreement, whereby we issued Convertible Debentures (“Convertible Debt”) for gross proceeds of $3,750,000. The Convertible Debt was fully converted into 4,411,764 shares of common stock as of April 30, 2004.

In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we initially recorded the convertible debt net of discount of (i) the relative fair value of 3,308,827 warrants issued in the amount of $1,321,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,143,000. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount, along with the debt issuance costs, were amortized as non-cash interest expense on a straight-line basis over the term of the Convertible Debt, which approximates the effective interest method. Upon conversion of the Convertible Debt, the entire unamortized debt discount and debt issuance costs remaining at the date of conversion that was attributed to the converted Convertible Debt were immediately recognized as interest expense in the accompanying condensed consolidated statements of operations. During the three and six months ended October 31, 2003, we recognized $68,000 and $1,268,000, respectively, in non-cash interest expense associated with the Convertible Debt, which amount was included in interest and other expense in the accompanying condensed consolidated statements of operations for the three and six months ended October 31, 2003. As of April 30, 2004, the debt discount was completely amortized.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 (unaudited) (continued)

5. LICENSING, RESEARCH AND DEVELOPMENT AGREEMENTS

On July 6, 2004, we announced that we entered into a worldwide exclusive licensing agreement for intellectual property under our APT technology platform from The University of Texas M. D. Anderson Cancer Center related to generating an immune response for the treatment of cancer and related conditions. Under the terms of the agreement, we paid the University of Texas M. D. Anderson Cancer Center a nonrefundable up-front fee and are obligated to pay future milestone fees based on the clinical progress of products that fall under the licensed intellectual property and a royalty on net sales as defined in the agreement. Products that may fall under this licensing agreement are currently in discovery and therefore, future milestone obligations under the agreement would be uncertain. Management does not anticipate making any significant milestone payments, if any, under this licensing agreement for at least the next two years. During the six months ended October 31, 2004, we expensed $150,000 under the agreement which is included in research and development expense in the accompanying condensed consolidated financial statements.

6. STOCKHOLDERS’ EQUITY

On October 24, 2003, we filed a registration statement on Form S-3, File Number 333-109982 which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, up to 12,000,000 shares of our common stock (“October 2003 Shelf”).

On March 31, 2004, we entered into a Common Stock Purchase Agreement with one institutional investor whereby we agreed to sell from time to time, at our option, up to an aggregate of 3,000,000 shares of our common stock, subject to certain volume limitations, at a price per share equal to a 15% discount to the average volume weighted average price of our common stock for the three trading days prior to the date of the put, which per share prices can be adjusted upon mutual agreement (“March 31, 2004 Financing”). During October 2004, we sold and issued 1,000,000 shares of our common stock under the March 31, 2004 Financing to the institutional investor in exchange for gross proceeds of $1,250,000, which price per share was negotiated upon mutual agreement. We paid no commissions in connection with this offering. As of October 31, 2004, 2,000,000 shares of our common stock were available for issuance under the March 31, 2004 Financing.

During October 2004, we issued and sold 107,665 shares of our common stock to Aeres Biomedical Ltd. as payment for certain amounts due under a research collaboration agreement dated December 9, 2003 for the humanization of one of our Tarvacin™ antibodies to be used as a possible future generation clinical candidate. The value of the shares issued of $154,000 was included in research and development expenses in the accompanying condensed consolidated financial statements for the three and six months ended October 31, 2004.

During October 2004, we issued and sold 95,541 shares of our common stock to Affitech AS (“Affitech”) as payment for certain amounts due under an Antibody Research Collaboration dated September 23, 2004 for development services pertaining to the generation of an antibody under our Anti-Phospholipid Therapy technology platform. The value of the shares issued of $121,000 was included in research and development expenses in the accompanying condensed consolidated financial statements for the three and six months ended October 31, 2004. In addition, on December 3, 2004, we issued an additional 23,029 shares of our common stock to Affitech as payment for certain amounts due for development services under the Antibody Research Collaboration.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 (unaudited) (continued)

During December 2004, we issued and sold 528,000 shares of our common stock to Affitech, with a market value of $660,000 as payment for certain amounts due under an Antibody Development Collaboration dated November 4, 2004.

As of December 3, 2004, approximately 7,003,000 shares of common stock were available for issuance under the October 2003 Shelf.

7.              SEGMENT REPORTING

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of technologies for cancer therapeutics and other diseases through a series of proprietary platform technologies using monoclonal antibodies. Avid is engaged in providing contract manufacturing and development of biologics to biopharmaceutical and biotechnology businesses.

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

Segment information for three months ended October 31, 2004 and October 31, 2003 is summarized as follows:

	Three Months Ended October 31,

	2004	2003

Net Revenues:
Contract manufacturing and development of biologics	$2,164,000	$839,000

License revenue relating to cancer therapeutics	19,000	19,000

Total net revenues	$2,183,000	$858,000

Gross Profit:
Contract manufacturing and development of biologics	$620,000	$173,000

License revenue relating to cancer therapeutics	19,000	19,000

Total gross profit	639,000	192,000

Research and development expense	(3,004,000)	(1,975,000)
Selling, general and administrative expense	(1,337,000)	(1,109,000)
Net interest and other income (expense)	64,000	(23,000)

Net loss	$(3,638,000)	$(2,915,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 (unaudited) (continued)

Net revenues generated from Avid during the three months ended October 31, 2004 and October 31, 2003 were primarily from two customers located in the U.S and one customer headquartered in Israel as follows:

	Three Months Ended October 31,

	2004	2003

Avid customer revenues as a % of net revenues:
United States (customer A)	46%	—
United States (customer B)	16%	76%
Israel (one customer)	38%	18%
Other customers primarily in the U.S. and Germany	—	6%

Total Avid customers	100%	100%

Segment information for six months ended October 31, 2004 and October 31, 2003 is summarized as follows:

	Six Months Ended October 31,

	2004	2003

Net Revenues:
Contract manufacturing and development of biologics	$2,649,000	$1,192,000
Research and development of cancer therapeutics	38,000	38,000

Total net revenues	$2,687,000	$1,230,000

Gross Profit:
Contract manufacturing and development of biologics	$657,000	$208,000
Research and development of cancer therapeutics	38,000	38,000

Total gross profit	695,000	246,000

Research and development expense	(5,574,000)	(3,847,000)
Selling, general and administrative expense	(2,304,000)	(2,128,000)
Net interest and other income (expense)	132,000	(1,297,000)

Net loss	$(7,051,000)	$(7,026,000)

Net revenues generated from Avid during the six months ended October 31, 2004 and October 31, 2003 were primarily from two customers located in the U.S. and one customer headquartered in Israel as follows:

	Six Months Ended October 31,

	2004	2003

Avid customer revenues as a % of net revenues:
United States (customer A)	45%	—
United States (customer B)	13%	58%
Israel (one customer)	41%	32%
Other customers primarily in the U.S. and Germany	1%	10%

Total Avid customers	100%	100%

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 (unaudited) (continued)

Long-lived assets consist of the following at October 31, 2004 and April 30, 2004:

	October 31, 2004	April 30, 2004

Long-lived Assets, net:
Contract manufacturing and development of biologics	$678,000	$633,000

Research and development of cancer therapeutics	243,000	240,000

Total long-lived assets, net	$921,000	$873,000

Net revenues generated from Peregrine during the three and six months ended October 31, 2004 and October 31, 2003 were from the amortized portion of the up-front license fee under the December 2002 license agreement with Schering A.G.

8. SUBSEQUENT EVENT

During November 2004, we financed certain laboratory equipment with General Electric Capital Corporation in the amount of $350,000. The note bears interest at a rate of 5.78% per annum with payments due monthly in the amount of approximately $11,000 over 36 months commencing January 1, 2005. Under the terms of the agreement, General Electric Capital Corporation required a 25% security deposit in the amount of $87,500 which is due and payable to the Company at the end of the note term. The note is collateralized by the underlying laboratory equipment.

During November 2004, we received aggregate gross proceeds of $922,000 upon the exercise of 1,239,000 options and warrants in exchange for the issuance of 1,239,000 shares of our common stock.

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

                 To gain a better understanding of the risk factors that may tend to influence the accuracy of our forward looking statements, we recommend that you read the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004. Although we believe that the risks described in the 10-K represent all material risks currently applicable to us, additional risks and uncertainties not presently known to us or that are currently not believed to be important to us may also affect our actual future results and could harm our business, financial condition, and results of operations.

Company Overview

                 Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biopharmaceutical company primarily engaged in the research, development, manufacture and commercialization of products for cancer therapeutics, cancer diagnostics, and other diseases, through a series of proprietary platform technologies using monoclonal antibodies. We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of novel therapeutics and (ii) Avid Bioservices, Inc., (“Avid”) our wholly-owned subsidiary, is engaged in providing contract manufacturing and development of biologics for biopharmaceutical and biotechnology companies.

                 We are primarily focused on developing therapeutic agents that affect blood vessels and blood flow in cancer and other diseases. Our vascular research programs fall under several different proprietary platforms including Anti-Phospholipid Therapy (“APT”), Vascular Targeting Agents (“VTAs”), anti-Angiogenesis and Vasopermeation Enhancement Agents (“VEAs”). In September 2004, we filed an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to initiate our first clinical trial under our APT program using Tarvacin™. In response to requests from the FDA following the IND submission, we will provide additional information and may alter some aspects of the planned clinical study. The Company is currently working with the FDA and its clinical advisors and scientists to submit a revised clinical protocol to the FDA in the near term. The Phase I study can begin following the FDA’s review and approval of the additional information and the final clinical protocol.

                 Our most clinically advanced therapeutic program is based on a targeting platform outside vascular biology. This technology platform is known as Tumor Necrosis Therapy (“TNT”) and targets dead or dying tumor cells that are common to the majority of different tumor types and deliver therapeutic agents that kill nearby living tumor cells. Our first TNT product, Cotara®, is a chimeric TNT antibody attached to Iodine 131, a radioactive agent. On November 9, 2004, we announced that we entered into a collaboration with the New Approaches to Brain Tumor Therapy (NABTT) consortium to initiate the first part of the FDA-approved product registration trial using Cotara® to treat patients with recurrent glioblastoma multiforme, a deadly form of brain cancer. This trial will enroll up to 28 patients to evaluate dosing, safety, radiation exposure and patient survival time.

                 In January 2002, we commenced operations of our wholly-owned subsidiary, Avid Bioservices, Inc., which was formed from the facilities and expertise of Peregrine. Avid produces monoclonal antibodies and recombinant proteins for Peregrine and other biotechnology companies to support Phase I through Phase III clinical trials in stirred tank bioreactors. In order to expand our manufacturing capacity, during October 2004, we installed a 1,000 liter bioreactor that is expected to be operational in early calendar year 2005. The 1,000 liter bioreactor will augment our functioning 22.5 liter, 100 liter and 300 liter stirred tank bioreactors.

Results of Operations

                 The following table compares the statement of operations for the three and six month periods ended October 31, 2004 and October 31, 2003. This table provides you with an overview of the changes in the condensed consolidated statement of operations for the comparative periods, which changes are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,

	2004	2003	$ Change	2004	2003	$ Change

	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing revenue	$2,164	$839	$1,325	$2,649	$1,192	$1,457
License revenue	19	19	—	38	38	—

Total revenues	2,183	858	1,325	2,687	1,230	1,457

COST AND EXPENSES:
Cost of contract manufacturing	1,544	666	878	1,992	984	1,008
Research and development	3,004	1,975	1,029	5,574	3,847	1,727
Selling, general and administrative	1,337	1,109	228	2,304	2,128	176

Total cost and expenses	5,885	3,750	2,135	9,870	6,959	2,911

LOSS FROM OPERATIONS	(3,702)	(2,892)	(810)	(7,183)	(5,729)	(1,454)

OTHER INCOME (EXPENSE):
Interest and other income	64	64	—	132	149	(17)
Interest and other expense	—	(87)	87	—	(1,446)	1,446

NET LOSS	$(3,638)	$(2,915)	$(723)	$(7,051)	$(7,026)	$(25)

                 Results of operations for the interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

                 Total Revenues.

                 Three and Six Months: The increase in total revenues of $1,325,000 and $1,457,000 during the three and six months ended October 31, 2004, respectively, compared to the same periods in the prior year was due to an increase in contract manufacturing revenue for these same amounts. The increases in contract manufacturing revenue during the three and six month periods ended October 31, 2004 are primarily due to an increase in the number of completed manufacturing runs and active antibody projects associated with unrelated entities compared to the same three and six month periods in the prior year. During the current year three and six month periods, we completed an increased number of antibody production lots compared to the same prior year periods. In addition, during the current year three and six month periods, we generated an increase in product development services compared to the same prior year periods for unrelated entities.

                 We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process projects and the anticipated demand for Avid’s services under outstanding proposals. In addition, we have increased Avid’s production capacity with the recent addition of a 1,000 liter bioreactor during October 2004, which we anticipate will be available for manufacturing products under current good manufacturing practice (cGMP) in early calendar year 2005. Although Avid currently has a number of active projects and outstanding project proposals with various potential customers, we cannot estimate nor can we determine the likelihood that we will be successful in completing these ongoing projects or converting any of these proposals into definitive agreements during the remainder of fiscal year 2005.

                 Cost of Contract Manufacturing.

                 Three and Six Months: The increase in cost of contract manufacturing of $878,000 and $1,008,000 during the three and six months ended October 31, 2004, respectively, compared to the same periods in the prior year, was directly related to the current three and six month increases in contract manufacturing revenue.

                 Research and Development Expenses.

                 Three Months:  The increase in research and development expenses of $1,029,000 during the three months ended October 31, 2004 compared to the same period in the prior year was primarily due to an increase in, (i) antibody development expenses of $264,000, (ii) technology license fees of $141,000, (iii) payroll and related expenses of $272,000, (iv) intellectual property access fees of $181,000 associated with our technology platforms, and (v) manufacturing expenses of $132,000.

                 The increase in antibody development expenses is primarily due to expenses associated with development services provided by Aeres Biomedical Ltd. pertaining to the humanization of the parent antibody of Tarvacin™, combined with a nonrefundable up-front technology access fee paid to Affitech AS under an antibody research collaboration for the generation of a human antibody under our Anti-Phospholipid Therapy technology platform. The increase in technology license fees is primarily due to a $141,000 up-front license fee to obtain certain worldwide non-exclusive rights used in the manufacturing process for the Cotara® antibody. The increase in payroll and related expenses associated with clinical operations and research and development is primarily due to the increase in active research programs, including our planned Phase I study using Tarvacin™ and the planned initiation of the Cotara® registration trial for the treatment of brain cancer in collaboration with the New Approaches to Brain Tumor Therapy consortium. The current quarter increase in intellectual property access fees is primarily associated with our expanding intellectual property coverage for our various technology platforms. Manufacturing expenses increased primarily due to an increase in materials and supplies expense associated with the development and manufacturing of our Cotara® and Tarvacin™ antibodies.

                 Six Months:  The increase in research and developments expenses of $1,727,000 during the six months ended October 31, 2004 compared to the same period in the prior year was primarily due to an increase in, (i) Tarvacin™ pre-clinical toxicology study expenses of $472,000, (ii) antibody development expenses of $337,000, (iii) technology license fees of $292,000, (iv) payroll and related expenses of $452,000, and (v) intellectual property access fees of $133,000 associated with our technology platforms.

                 The increase in Tarvacin™ pre-clinical toxicology study expenses is primarily due to increased toxicology and other non-clinical studies being conducted over the current six month period to support the Investigational New Drug Application that was filed with the U.S. Food & Drug Administration in September 2004. The increase in antibody development expenses is primarily due to (i) expenses associated with development services provided by Aeres Biomedical Ltd. pertaining to the humanization of the parent antibody of Tarvacin™, (ii) technology access fee paid to Affitech AS under an antibody research collaboration for the generation of a human antibody under our Anti-Phospholipid Therapy technology platform, and (iii) an up-front antibody development fee under another agreement regarding the development of our Vasopermeation Enhancement Agents technology platform. The increase in technology license fees is primarily due to expenses associated with license fees under two separate license agreements regarding (i) certain worldwide non-exclusive rights used in the manufacturing process for the Cotara® antibody, and (ii) the worldwide exclusive licensing rights related to anti-phosphatidylserine (anti-PS) antibodies from The University of Texas M. D. Anderson Cancer Center for use in mammalian therapeutics. The increase in payroll and related expenses associated with clinical operations and research and development is primarily due to the increase in active research programs including our planned Phase I study using Tarvacin™ and the planned initiation of the first part of the Cotara® registration trial for the treatment of brain cancer in collaboration with New Approaches to Brain Tumor Therapy consortium. The current six-month increase in patent legal fees is primarily due to increased intellectual property access fees associated with our expanding intellectual property coverage for our various technology platforms.

                 We expect research and development expenses to increase over the near term primarily under the following ongoing research and development programs:

1.	Tarvacin™ pre-clinical and clinical programs for the treatment of cancer;
2.	The initiation of the first part of the FDA-approved product registration trial using Cotara® to treat patients with recurrent glioblastoma multiforme in collaboration with the New Approaches to Brain Tumor Therapy (NABTT) consortium;
3.	Possible future Cotara® clinical programs in other solid tumor indications. Enrollment for the Phase I trial at Stanford University Medical Center was completed in August 2004 and the interim data will be evaluated to determine future clinical direction. Follow-up data is still being collected;
4.	Anti-Phospholipid Therapy (APT) research and development for the potential treatment of viral diseases;
5.	Pre-clinical research and development of the anti-angiogenesis program using our 2C3 antibody;
6.	Vascular Targeting Agent research and development program; and
7.	Vasopermeation Enhancement Agent research and development program.

                 Due to the number of ongoing research programs, if we fail to obtain additional funding during fiscal year 2005, we may be forced to scale back our product development efforts or our operations in a manner that will ensure we can pay our obligations as they come due in the ordinary course of business beyond the first quarter of our fiscal year 2006.

                 The following represents the research and development expenses (“R&D Expenses”) we have incurred by each major platform technology under development:

Platform Technology under Development	R&D Expenses- Quarter ended October 31, 2003	R&D Expenses- Quarter ended October 31, 2004	R&D Expenses- May 1, 1998 to October 31, 2004

TNT (Cotara®)	$703,000	$734,000	$26,757,000
APT (Tarvacin™)	182,000	1,274,000	5,622,000
VTA and Anti-Angiogenesis	861,000	880,000	9,637,000
VEA	209,000	112,000	5,209,000
LYM (Oncolym)	20,000	4,000	13,447,000

Total research and development	$1,975,000	$3,004,000	$60,672,000

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

                 Looking beyond the current fiscal year, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	The uncertainty of our capital resources to fund research, development and clinical studies beyond the current fiscal year;
•	The uncertainty of future costs associated with our pre-clinical candidates, Anti-Phospholipid Therapy, Vasopermeation Enhancement Agents, and Vascular Targeting Agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development;

•	The uncertainty of future clinical trial results;
•	The uncertainty of the number of patients to be treated in any clinical trial;
•	The uncertainty of the Food and Drug Administration and/or other regulatory agencies allowing our studies to move into and forward from Phase I clinical studies to Phase II and Phase III clinical studies;
•	The uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
•	The uncertainty of competing clinical trials;
•	The uncertainty of alternative available products;
•	The uncertainty of terms related to potential future partnering or licensing arrangements; and
•	The uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

                 We or our potential partners will need to do additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates as all of our products are in discovery, pre-clinical or clinical development. Testing, manufacturing, commercialization, advertising, promotion, exporting, and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort, and financial resources, and we cannot guarantee that any approval will be granted on a timely basis, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the United States Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, we or our potential partners may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products, and we or our potential partners may not be able to obtain all necessary governmental clearances and approvals to market our products.

                 Selling, General and Administrative Expenses.

                 Selling, general and administrative expenses consist primarily of compensation expense, director fees, facility, travel, legal and accounting fees, insurance, and other expenses relating to our general management, finance, administrative, and business development activities.

                 Three Months: The increase in selling, general and administrative (“SG&A”) expenses of $228,000 during the three months ended October 31, 2004 compared to the same period in the prior year is primarily due to an increase in (i) payroll and related expenses of $94,000, (ii) legal fees of $55,000, and (iii) public relation fees of $45,000.

                 The increase in payroll and related expenses is primarily due to an increase in headcount in the current year to support the Company’s increased operations pertaining to Avid and the expansion of the Company’s pre-clinical and clinical development programs. The increase in legal fees is primarily due to an increase in general corporate legal activities. Public relation fees increased primarily due to the addition of a new public relations firm assisting the Company with its public relations activities.

                 Six Months: The increase in SG&A expenses of $176,000 during the six months ended October 31, 2004 compared to the same period in the prior year is primarily due to an increase in (i) payroll and related expenses of $75,000, (ii) legal fees of $108,000, (iii) public relation fees of $44,000, (iv) facility and related expenses of $59,000, and (iv) stock-based compensation expense of $77,000.

                 The six month increase in payroll and related expenses is primarily due to an increase in headcount in the current year to support the Company’s increased operations pertaining to Avid and the expansion of the Company’s pre-clinical and clinical development programs. The increase in legal fees is primarily due to an increase in general corporate legal activities. Public relation fees increased primarily due to the addition of a new public relations firm assisting the Company with its public relations activities. Facility and related expenses increased due to an increased allocation of lease expense combined with an increase in office and computer supplies associated with the increase in headcount. The current six month increase in stock-based compensation expense is primarily due to amortization expenses associated with the fair value of stock options granted to non-employee consultants performing business development activities. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

                 These increases for the six months ended October 31, 2004, were offset by a $214,000 decrease in director fees primarily due to a one-time aggregate director fee of $180,000 incurred during the prior year quarter ended July 31, 2003 associated with our director’s increased oversight responsibilities mandated by the Sarbanes-Oxley Act of 2002. Prior to fiscal year 2004, directors did not receive any cash compensation other than the reimbursement of expenses.

                 Interest and Other Expense.

                 Three and Six Months: The decrease in interest and other expense of $87,000 and $1,446,000 during the three and six months ended October 31, 2004, respectively, compared to the same periods in the prior year was primarily due to a three and six-month decrease in non-cash interest expense of $81,000 and $1,422,000, respectively, associated with the amortization of the convertible debt discount and debt issuance costs. We did not incur any interest expense associated with convertible debt discount and debt issuance costs during the three and six months ended October 31, 2004, as all outstanding convertible debt was converted into common stock and the associated discount and issuance costs were fully amortized in the prior fiscal year.

Critical Accounting Policies

                 The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective, or complex judgments in the preparation of our condensed consolidated financial statements:

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

Liquidity and Capital Resources

                 Our cash and cash equivalents totaled $10,325,000 at October 31, 2004. We have expended substantial funds on the development of our product candidates and for clinical trials, and we have incurred negative cash flows from operations for the majority of our years since inception. Since inception, we have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the licensing of Peregrine’s products under development. We believe we have sufficient cash on hand to meet our obligations on a timely basis through the first quarter of our fiscal year 2006.

                 Revenues earned by Avid during the six months ended October 31, 2004 and 2003 amounted to $2,649,000 and $1,192,000, respectively. We expect that Avid will continue to generate revenues which should lower cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover our anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to provide for our operations, including the anticipated development and clinical trial costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with Anti-Phospholipid Therapy (“APT”), Vasopermeation Enhancement Agents (“VEA’s”) and Vascular Targeting Agents (“VTA’s”), and the potential expansion of our manufacturing capabilities.

                 We plan to raise additional capital through the offer and sale of shares of our common stock off our current shelf registration statement on Form S-3, File No. 333-109982. As of December 3, 2004, we had approximately 7,003,000 shares available for possible future transactions under the shelf registration statement. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities at prices and on terms that are favorable to us, if at all.

                 In addition to equity financing, we are actively exploring various other sources of cash by utilizing our many assets, including our intellectual property portfolio and the operations of Avid. Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts. We also have the facilities of Avid that we may leverage in a strategic transaction if the right opportunity and financial terms are presented to us, and provided that the manufacturing needs of our customers and Peregrine are not jeopardized. There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all (from either debt, equity or the licensing, partnering, or sale of technology assets and/or the sale of all or a portion of Avid), or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates.

                 Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2004 are as follows:

                 Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the six months ended October 31, 2004, cash used in operating activities decreased $183,000 to $5,453,000 compared to $5,636,000 for the six months ended October 31, 2003. The decrease in net cash used in operating activities is primarily due to the timing of cash flows primarily related to the collection of trade receivables during the current period. The change in operating assets and liabilities was offset by an increase in net cash used in operating activities of $1,170,000 (after considering non-cash operating expenses and before considering the changes in operating assets and liabilities). The increase in net cash used in operating activities of $1,170,000 (after considering non-cash operating expenses and before considering the changes in operating assets and liabilities) was primarily due to an increase in research and development activities associated with Tarvacin™ pre-clinical program expenses and the increase in active research programs. The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	SIX MONTHS ENDED

	October 31, 2004	October 31, 2003

Net loss, as reported	$(7,051,000)	$(7,026,000)
Less non-cash operating expenses:
Depreciation and amortization	114,000	180,000
Stock-based compensation	155,000	120,000
Stock issued for services	307,000	—
Amortization of discount on convertible debt	—	1,421,000
and debt issuance costs

Net cash used in operating activities before
changes in operating assets and liabilities	$(6,475,000)	$(5,305,000)

Net change in operating assets and liabilities	$1,022,000	$(331,000)

Net cash used in operating activities	$(5,453,000)	$(5,636,000)

                 Cash Used In Investing Activities.  Net cash used in investing activities increased $154,000 to $402,000 for the six months ended October 31, 2004 compared to $248,000 for the six months ended October 31, 2003. This increase was primarily due to an increase in installment payments made on a 1,000-liter bioreactor of $199,000 included in other assets in the accompanying condensed consolidated financial statements offset by a net decrease in property acquisitions of $45,000.

                 Cash Provided By Financing Activities. Net cash provided by financing activities decreased $12,727,000 to $1,296,000 for the six months ended October 31, 2004 compared to net cash provided of $14,023,000 for the six months ended October 31, 2003. The decrease in financing activities during the current six month period is primarily due to fewer capital transactions completed in the current period compared to the same period in the prior year.

Commitments

                 At October 31, 2004, we had no material capital commitments, other than the balances owed for the 1,000-liter bioreactor and related facility improvements ordered by Avid in the amount of $109,000. In addition, we have significant obligations under license agreements that are contingent on clinical trial development milestones.

Risk Factors of Our Company

                 The biotechnology industry includes many risks and challenges. Our challenges may include, but are not limited to: uncertainties associated with completing pre-clinical and clinical trials for our technologies; the significant costs to develop our products as all of our products are currently in development, pre-clinical studies or clinical trials and no revenue has been generated from commercial product sales; obtaining additional financing to support our operations and the development of our products; obtaining regulatory approval for our technologies; complying with governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market, and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs, and general economic conditions. A more detailed discussion regarding our industry and business risk factors can be found in our Annual Report on Form 10-K for the year ended April 30, 2004, as filed with the Securities and Exchange Commission on July 14, 2004.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at October 31, 2004, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

                 The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2004, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2004.

                 There have been no changes in the Company’s internal control over financial reporting, during the quarter ended October 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

                 Although we are not a party to any legal proceedings as of October 31, 2004, we are currently investigating whether certain technologies discovered and developed at the University of Southern California (“USC”) and subsequently licensed to a private company, Pivotal BioSciences, Inc., an entity we believe is partially owned by the principal investigator and others at USC, were developed using resources under our sponsored research agreement with USC and/or funding provided from another source for which we have geographic technology rights. We are in active discussions with Pivotal BioSciences, Inc. to resolve the matter in an amicable manner. The current investigation does not affect our current rights to our technologies under development nor should it have any effect, regardless of the outcome of the investigation, on the development of any of our existing technologies.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.   None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  .

                 We held our annual meeting of stockholders’ on October 25, 2004. The following represents the matters voted upon and the results of the voting.

	Routine Matters	For	Against or Withheld

1)	Election of Directors:
	Carlton M. Johnson	119,177,684	2,061,608
	Steven W. King	120,122,001	1,117,291
	David H. Pohl	119,975,784	1,263,508
	Eric S. Swartz	113,864,561	7,374,731
	Thomas A. Waltz, M.D.	119,981,191	1,258,101

2)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 30, 2005.	120,707,601	531,691

ITEM 5.       OTHER INFORMATION.   None.

ITEM 6.       EXHIBITS AND REPORT ON FORM 8-K.

(a)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: None.

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

By:	/s/ Steven W. King
————————————
Steven W. King
President & Chief Executive Officer

/s/ Paul J. Lytle
————————————
Paul J. Lytle
Chief Financial Officer
(signed both as an
officer duly authorized to sign on
behalf of the Registrant and principal
financial officer and chief accounting
officer)