Form 10-Q
period 2005-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2005-03-14
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) |X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number 0-17085

PEREGRINE PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3698422 (I.R.S. Employer Identification No.)

14272 Franklin Avenue, Suite 100, Tustin, California (Address of principal executive offices)	92780-7017 (Zip Code)

Registrant’s telephone number, including area code:   (714) 508-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X|    No |_|.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.001 par value	Number of Shares Outstanding 151,241,575 shares of common stock as of March 4, 2005

i

PEREGRINE PHARMACEUTICALS, INC.
TABLE OF CONTENTS

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly-owned subsidiary, Avid Bioservices, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2005	APRIL 30, 2004
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,439,000	$14,884,000
Trade and other receivables, net of allowance for doubtful accounts
of $68,000 (January) and $64,000 (April)	514,000	1,520,000
Inventories	1,545,000	1,240,000
Prepaid expenses and other current assets	777,000	240,000

Total current assets	13,275,000	17,884,000

PROPERTY:
Leasehold improvements	494,000	389,000
Laboratory equipment	2,530,000	2,211,000
Furniture, fixtures and computer equipment	640,000	646,000

	3,664,000	3,246,000
Less accumulated depreciation and amortization	(2,442,000)	(2,373,000)

Property, net	1,222,000	873,000

OTHER ASSETS:
Note receivable, net of allowance of $1,530,000 (January)
and $1,581,000 (April)	-	-
Other	830,000	380,000

Total other assets	830,000	380,000

TOTAL ASSETS	$15,327,000	$19,137,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JANUARY 31, 2005	APRIL 30, 2004
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,372,000	$1,331,000
Accrued legal and accounting fees	502,000	407,000
Accrued royalties and license fees	161,000	149,000
Accrued payroll and related costs	566,000	503,000
Notes payable, current portion	230,000	-
Other current liabilities	539,000	339,000
Deferred revenue	1,028,000	1,524,000

Total current liabilities	4,398,000	4,253,000

NOTES PAYABLE	494,000	-
DEFERRED LICENSE REVENUE	69,000	125,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock-$.001 par value; authorized 200,000,000 shares; outstanding - 149,431,262 (January); 141,268,182 (April)	149,000	141,000
Additional paid-in capital	175,621,000	168,969,000
Deferred stock compensation	(258,000)	-
Accumulated deficit	(165,146,000)	(154,351,000)

Total stockholders’ equity	10,366,000	14,759,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,327,000	$19,137,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$1,334,000	$211,000	$3,983,000	$1,403,000
License revenue	19,000	18,000	57,000	56,000

Total revenues	1,353,000	229,000	4,040,000	1,459,000

COST AND EXPENSES:
Cost of contract manufacturing	1,273,000	223,000	3,265,000	1,207,000
Research and development	2,548,000	2,723,000	8,122,000	6,570,000
Selling, general and administrative	1,338,000	1,096,000	3,642,000	3,224,000

Total cost and expenses	5,159,000	4,042,000	15,029,000	11,001,000

LOSS FROM OPERATIONS	(3,806,000)	(3,813,000)	(10,989,000)	(9,542,000)

OTHER INCOME (EXPENSE):
Interest and other income	65,000	70,000	197,000	219,000
Interest and other expense	(3,000)	(394,000)	(3,000)	(1,840,000)

NET LOSS	$(3,744,000)	$(4,137,000)	$(10,795,000)	$(11,163,000)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	145,175,059	137,835,689	142,677,820	132,147,463

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)	$(0.08)	$(0.08)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JANUARY 31,
	2005	2004
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,795,000)	$(11,163,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235,000	277,000
Stock-based compensation	134,000	262,000
Amortization of discount on convertible debt and debt issuance costs	-	1,811,000
Stock issued for services under research collaboration agreements	336,000	164,000
Changes in operating assets and liabilities:
Trade and other receivables	1,006,000	(1,198,000)
Short-term investment	-	242,000
Inventories	(305,000)	(812,000)
Prepaid expenses and other current assets	30,000	(4,000)
Accounts payable	41,000	541,000
Deferred revenue	(552,000)	1,103,000
Accrued payroll and related costs	63,000	84,000
Other accrued expenses and current liabilities	307,000	(173,000)

Net cash used in operating activities	(9,500,000)	(8,866,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(584,000)	(369,000)
Increase in other assets	(450,000)	(100,000)

Net cash used in investing activities	(1,034,000)	(469,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	733,000	-
Principal payments on notes payable	(9,000)	-
Proceeds from issuance of common stock, net of issuance costs of $48,000 (January 2005) and $427,000 (January 2004)	5,365,000	21,938,000

Net cash provided by financing activities	6,089,000	21,938,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,445,000)	12,603,000

CASH AND CASH EQUIVALENTS, beginning of period	14,884,000	3,137,000

CASH AND CASH EQUIVALENTS, end of period	$10,439,000	$15,740,000

NON-CASH FINANCING ACTIVITIES:
Conversion of Convertible Debt into common stock	$-	$2,395,000

Common stock issued under research collaborations	$903,000	$648,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited)

1.	BASIS OF PRESENTATION

          The accompanying interim condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (“Peregrine”), a biopharmaceutical company with a broad portfolio of products under development, and its wholly-owned subsidiary, Avid Bioservices, Inc. (“Avid”), which performs contract manufacturing of biologics and related services (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

          In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at January 31, 2005, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three and nine month periods ended January 31, 2005 and 2004. We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted. Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2004. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

          As of January 31, 2005, we had $10,439,000 in cash and cash equivalents on hand. We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of our years since inception. Since inception, we have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

          Revenues earned by Avid during the nine months ended January 31, 2005 and 2004 amounted to $3,983,000 and $1,403,000, respectively. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to continue the development of our product candidates, including the anticipated development and clinical trial costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with Anti-Phospholipid Therapy (“APT”), Vasopermeation Enhancement Agents (“VEA’s”) and Vascular Targeting Agents (“VTA’s”), and the potential expansion of our manufacturing capabilities.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited) (continued)

          We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock from our current shelf registration statements on Form S-3, File No. 333-109982 and File No. 333-121450, which as of March 4, 2005, we had an aggregate of approximately 15,003,000 shares available for possible future registered transactions. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all. We believe we have sufficient cash on hand to meet our obligations on a timely basis through the second quarter of our fiscal year ending April 30, 2006.

          In addition to equity financing, we are actively exploring various other sources of funding, including possible debt financing and leveraging our many assets, including our intellectual property portfolio and the operations of Avid. Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts. We also have the facilities of Avid that we may leverage in a strategic transaction if the right opportunity and financial terms are presented to us, provided that the manufacturing needs of our customers and Peregrine are not jeopardized.

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

          Cash and Cash Equivalents – We consider all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

          Allowance for Doubtful Receivables – We continually monitor our allowance for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.

          Prepaid Expenses – Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date. During November 2004, we entered into an Antibody Development Collaboration arrangement with an unrelated entity whereby we prepaid services in the amount of $660,000 for the generation of three targeting antibodies under our platform technologies. The $660,000 is included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements at January 31, 2005 and will be expensed once the services have been provided under the terms of the arrangement.

          Inventories – Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly-owned subsidiary, Avid. Inventories consist of the following at January 31, 2005 and April 30, 2004:

	January 31, 2005	April 30, 2004
Raw materials	$540,000	$411,000
Work-in-process	1,005,000	829,000

Total Inventories	$1,545,000	$1,240,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited) (continued)

          Concentrations of Credit Risk – The majority of trade and other receivables are from customers in the United States and Israel. Most contracts require up-front payments and installment payments as the project progresses. We perform periodic evaluations of our ongoing customers and generally do not require collateral, although we can terminate any contract if a material default occurs. Reserves are maintained for potential credit losses, and such losses have been minimal and within our estimates.

          Comprehensive Loss – Comprehensive loss is equal to net loss for all periods presented.

          Deferred Revenue – Deferred revenue primarily consists of up-front contract fees and installment payments received prior to the recognition of revenues under contract manufacturing and development agreements and up-front license fees received under technology license agreements. Deferred revenue is generally recognized once the service has been provided, all obligations have been met, and/or upon shipment of the product to the customer.

          Revenue Recognition – We currently derive revenues primarily from licensing agreements associated with Peregrine’s technologies under development and from contract manufacturing services provided by Avid.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited) (continued)

          Research and Development – Research and development costs are charged to expense when incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of technologies under development, (iii) the costs to manufacture our product candidates, including raw materials and supplies, (iv) technology access and maintenance fees, including amounts incurred under licensing agreements and intellectual property access fees (v) expenses for research and services rendered under outside contracts, including sponsored research funding, and (vi) facility and other research and development expenses.

          Reclassification – Certain amounts in fiscal year 2004 condensed consolidated financial statements have been reclassified to conform to the current year presentation.

          Basic and Dilutive Net Loss Per Common Share – Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options, warrants, and convertible instruments. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method, assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and nine months ended January 31, 2005 and January 31, 2004. The dilutive effect of the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period were excluded from dilutive net loss per common share because their effect was antidilutive since we reported a net loss in the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Common stock equivalent shares assuming issuance of shares represented by outstanding stock options and warrants utilizing the treasury stock method	5,466,924	13,055,032	7,074,278	11,339,824

Common stock equivalent shares assuming issuance of shares upon conversion of convertible debt utilizing the if-converted method	-	337,596	-	746,658

Total	5,466,924	13,392,628	7,074,278	12,086,482

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited) (continued)

          Weighted average outstanding options and warrants to purchase up to 13,788,339 and 11,869,284 shares of common stock for the three and nine months ended January 31, 2005, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the periods.

          Weighted average outstanding options and warrants to purchase up to 5,657,044 and 7,959,998 shares of common stock for the three and nine months ended January 31, 2004, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

          From February 1, 2005 through March 4, 2005, the Company issued 310,313 shares of common stock upon the exercise of stock options and issued an additional 1,500,000 shares of common stock under the January 31, 2005 Financing (Note 7), which numbers have been excluded from basic and dilutive net loss per common share for the three and nine month periods ended January 31, 2005.

          Stock-Based Compensation – In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, and the effect of the method used on reported results.

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

          We utilize the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly, no compensation expense has been recognized for the options in the accompanying condensed consolidated financial statements for the three and nine month periods ended January 31, 2005 and January 31, 2004.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited) (continued)

          Had we used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Net loss, as reported	$(3,744,000)	$(4,137,000)	$(10,795,000)	$(11,163,000)
Stock-based employee compensation cost that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(630,000)	(996,000)	(2,232,000)	(1,450,000)

Pro forma net loss as if the fair value based method had been applied to all awards	$(4,374,000)	$(5,133,000)	$(13,027,000)	$(12,613,000)

Basic and diluted net loss per share, as reported	$(0.03)	$(0.03)	$(0.08)	$(0.08)

Basic and diluted net loss per share, pro forma	$(0.03)	$(0.04)	$(0.09)	$(0.10)

          Stock-based compensation expense recorded during the three and nine months ended January 31, 2005 and January 31, 2004 primarily relates to stock option grants made to consultants or non-employees and has been measured utilizing the Black-Scholes option valuation model and is being amortized over the estimated period of service or related vesting period. Stock-based compensation expense recorded during the three and nine months ended January 31, 2005 amounted to $20,000 and $134,000, respectively. Stock-based compensation expense recorded during the three and nine months ended January 31, 2004 amounted to $109,000 and $229,000, respectively.

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS No. 123R”), Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after June 15, 2005 and will become effective for the Company for the fiscal quarter that begins August 1, 2005. Accordingly, SFAS No. 123R eliminates the ability to account for share-based compensation using APB No. 25, and the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 (as shown above), we are evaluating the requirements under SFAS No. 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and expect the adoption to have a significant impact on our consolidated statements of operations and net loss per share and minimal impact on our consolidated statement of financial position.

          In addition, during August 2003, a member of our Board of Directors voluntarily cancelled an option to purchase shares of our common stock due to an insufficient number of stock options available in our stock option plans for new employee grants. During October 2003, we received stockholder approval for our 2003 Stock Incentive Plan (“2003 Plan”) and the director was re-granted options to purchase shares under the 2003 Plan. In accordance with FASB Interpretation No. 44 (“FIN No. 44”), Accounting for Certain Transactions Involving Stock Compensation, the option granted to the

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited) (continued)

director under the 2003 Plan is subject to variable accounting, which could result in increases or decreases to compensation expense in subsequent periods based on movements in the intrinsic value of the option until the date the option is exercised, forfeited, or expires unexercised. Decreases in compensation expense are limited to the net expense previously reported. During the three and nine months ended January 31, 2005, we did not record compensation expense with respect to such option in accordance with FIN No. 44 since the market price of our stock was less than the exercise price of the option at the end of the respective periods. During the three and nine months ended January 31, 2004, we recorded compensation expense of $33,000 with respect to such option in accordance with FIN No. 44 since the market price of our stock was greater than the exercise price of the option at the end of the period.

          Recent Accounting Pronouncement - In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We would be required to implement this standard no later than May 1, 2006, unless earlier adopted. We are currently evaluating the impact of SFAS No. 151 on our financial position and results of operations.

3.	NOTE RECEIVABLE

          During December 1998, we completed the sale and subsequent leaseback of our two facilities and recorded an initial note receivable from the buyer of $1,925,000. The note receivable bears interest at 7.5% per annum and payments are due monthly based on a 20-year amortization period. The note receivable is due on the earlier to occur of (i) December 1, 2010 or (ii) upon the sale of the facility and the transfer of title. In addition, if we default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to us for such note receivable, as defined in the note agreement. Although we have made all payments under the lease agreement and we have not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, we did not have sufficient cash on hand to meet our obligations on a timely basis and we were operating at significantly reduced levels. In addition, at that time, if we could not raise additional cash by December 31, 1999, we may have had to file for protection under the laws of bankruptcy. Due to the uncertainty of our ability to pay our lease obligations on a timely basis, we established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. We reduce the reserve as payments are received and we record the reduction as interest and other income in the accompanying condensed consolidated statements of operations. Due to the uncertainty of our ability to fund our operations beyond fiscal year 2005, the carrying value of the note receivable approximates its fair value at January 31, 2005. We have received all payments to date under the note receivable.

          The following represents a rollforward of the allowance of the note receivable for the nine months ended January 31, 2005:

Allowance balance, April 30, 2004	$1,645,000
Principal payments received	(47,000)

Allowance balance, January 31, 2005	$1,598,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited) (continued)

4.	NOTES PAYABLE

          During November 2004, we entered into a note agreement with General Electric Capital Corporation (“GE”) in the amount of $350,000 collateralized by certain laboratory equipment. The note bears interest at a rate of 5.78% per annum with payments due monthly in the amount of approximately $11,000 over 36 months commencing January 1, 2005. Under the terms of the agreement, we paid to GE a security deposit of 25%, or approximately $88,000, which is due and payable to the Company at the end of the note term.

          During December 2004, we entered into an additional note agreement with GE in the amount of $383,000 collateralized by certain laboratory equipment. The note bears interest at a rate of 5.85% per annum with payments due monthly in the amount of approximately $12,000 over 36 months commencing February 1, 2005. Under the terms of the agreement, we paid to GE a security deposit of 25%, or approximately $96,000, which is due and payable to the Company at the end of the note term.

          As of January 31, 2005, we owed GE an aggregate amount of $724,000 under both note payable agreements. Minimum future principal payments on notes payable as of January 31, 2005 are as follows:

Year ending April 30:

2005	$56,000
2006	234,000
2007	248,000
2008	186,000

Total	$724,000

5.	CONVERTIBLE DEBT

          On August 9, 2002, we entered into a private placement with four investors under a Debenture Securities Purchase Agreement, whereby we issued Convertible Debentures (“Convertible Debt”) for gross proceeds of $3,750,000. The Convertible Debt was fully converted into 4,411,764 shares of common stock as of April 30, 2004.

          In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we initially recorded the convertible debt net of discount of (i) the relative fair value of 3,308,827 warrants issued in the amount of $1,321,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,143,000. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount, along with the debt issuance costs, were amortized as non-cash interest expense on a straight-line basis over the term of the Convertible Debt, which approximates the effective interest method. Upon conversion of the Convertible Debt, the entire unamortized debt discount and debt issuance costs remaining at the date of conversion that was attributed to the converted Convertible Debt were immediately recognized as interest expense in the accompanying condensed consolidated statements of operations. During the three and nine months ended January 31, 2004, we recognized $367,000 and $1,635,000, respectively, in non-cash interest expense associated with the conversion of Convertible Debt, which amount was included in interest and other expense in the accompanying consolidated statements of operations. As of April 30, 2004, the debt discount was completely amortized.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited) (continued)

          In connection with the Convertible Debt, we incurred approximately $363,000 in debt issuance costs, including placement agent fees of $318,000, which are being amortized on a straight-line basis over the life of the Convertible Debt, which approximates the effective interest method. During the three and nine months ended January 31, 2004, we expensed $23,000 and $176,000, respectively, in debt issuance costs included in interest and other expense in the accompanying condensed consolidated statements of operations.

6.	LICENSING, RESEARCH AND DEVELOPMENT AGREEMENTS

          On July 6, 2004, we announced that we entered into a worldwide exclusive licensing agreement for intellectual property under our APT technology platform from The University of Texas M. D. Anderson Cancer Center related to generating an immune response for the treatment of cancer and other indications. Under the terms of the agreement, we paid the University of Texas M. D. Anderson Cancer Center a nonrefundable up-front fee and are obligated to pay future milestone fees based on the clinical progress of products that fall under the licensed intellectual property and a royalty on net sales as defined in the agreement. Products that may fall under this licensing agreement are currently in discovery and therefore, future milestone obligations under the agreement would be uncertain. Management does not anticipate making significant milestone payments, if any, under this licensing agreement for at least the next two years. During the nine months ended January 31, 2005, we expensed $150,000 under the agreement, which is included in research and development expense in the accompanying condensed consolidated financial statements.

7.	STOCKHOLDERS’ EQUITY

Financing Under Shelf Registration Statement on Form S-3, File Number 333-109982

          On October 24, 2003, we filed a registration statement on Form S-3, File Number 333-109982, which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, up to 12,000,000 shares of our common stock (“October 2003 Shelf”).

          On March 31, 2004, we entered into a Common Stock Purchase Agreement with one institutional investor whereby we agreed to sell from time to time, at our option, up to an aggregate of 3,000,000 shares of our common stock, subject to certain volume limitations, at a price per share equal to a 15% discount to the average volume weighted average price of our common stock for the three trading days prior to the date of the put, under which per share prices can be adjusted upon mutual agreement (“March 31, 2004 Financing”). As of January 31, 2005, we sold and issued all 3,000,000 shares of our common stock under the March 31, 2004 Financing to the institutional investor in exchange for gross proceeds of $3,250,000, which prices per share were negotiated upon mutual agreement. We paid no commissions in connection with this offering.

          During October 2004, we issued and sold 107,665 shares of our common stock to Aeres Biomedical Ltd. as payment for certain amounts due under a research collaboration agreement dated December 9, 2003 for the humanization of one of our APT antibodies to be used as a possible future generation clinical candidate. The value of the shares issued of $154,000 was included in research and development expenses in the accompanying condensed consolidated financial statements for the nine months ended January 31, 2005.

          During October and December 2004, we issued and sold an aggregate of 118,570 shares of our common stock to Affitech AS (“Affitech”) as payment for certain amounts due under an Antibody Research Collaboration dated September 23, 2004 for certain amounts due for development services pertaining to the generation of an antibody under our APT technology platform. The value of the shares issued of $150,000 was included in research and development expenses in the accompanying condensed consolidated financial statements for the nine months ended January 31, 2005.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited) (continued)

          During December 2004, we issued and sold 528,000 shares of our common stock to Affitech as payment for certain amounts due under an Antibody Development Collaboration dated November 4, 2004. The value of the shares issued of $599,000 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets at January 31, 2005.

          On January 31, 2005, we entered into a Common Stock Purchase Agreement with one institutional investor whereby we agreed to sell from time to time, at our option, up to an aggregate of 5,000,000 shares of our common stock, subject to certain volume limitations, at a price per share based upon a discount to the average volume weighted average price of our common stock for the three trading days prior to the date of the put, which volume limitations and per share prices can be adjusted upon mutual agreement (“January 31, 2005 Financing”). During January 2005, we sold and issued 500,000 shares of our common stock under the January 31, 2005 Financing to the institutional investor in exchange for gross proceeds of $500,000, in which the price per share was negotiated upon mutual agreement. Subsequent to the quarter ended January 31, 2005, we sold and issued an additional 1,500,000 shares under the January 31, 2005 Financing to the institutional investor in exchange for gross proceeds of $1,550,000. We paid no commissions nor issued any warrants in connection with this offering. As of March 4, 2005, 3,000,000 shares of our common stock were available for issuance under the January 31, 2005 Financing.

          As of March 4, 2005, approximately 3,003,000 shares of common stock were available for issuance under the October 2003 Shelf.

Financing Under Shelf Registration Statement on Form S-3, File Number 333-121450

          On December 20, 2004, we filed a registration statement on Form S-3, File Number 333-121450, which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, up to 12,000,000 shares of our common stock (“December 2004 Shelf”). As of March 4, 2005, all 12,000,000 shares of common stock were available for issuance under the December 2004 Shelf.

8.	STOCK OPTIONS AND WARRANTS

          During the nine months ended January 31, 2005, options to purchase 1,489,055 shares of our common stock were exercised on various dates on a cash basis in exchange for net proceeds of $912,000. As of January 31, 2005, options to purchase up to 11,339,994 shares of our common stock were issued and outstanding and exercisable at prices ranging between $0.34 and $5.28 per share with an average exercise price of $1.58 per share and expire at various dates through January 31, 2015.

          During the nine months ended January 31, 2005, warrants to purchase 2,495,414 shares of our common stock were exercised on a combined cash and cashless basis under various transactions for net proceeds of $747,000 and the issuance of 2,419,790 shares of our common stock. As of January 31, 2005, warrants to purchase up to 13,191,796 shares of our common stock were issued and outstanding and exercisable at prices ranging between $0.71 and $5.00 per share with an average exercise price of $1.82 per share and expire at various dates through March 25, 2008. In addition, of the total warrants outstanding at January 31, 2005, approximately 13,103,000 warrants will expire at various dates through January 31, 2007, if unexercised.

9.	SEGMENT REPORTING

          Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of technologies for cancer therapeutics and other diseases through a series of proprietary platform technologies using monoclonal antibodies. Avid is engaged in providing contract manufacturing of biologics and related services to biopharmaceutical and biotechnology businesses.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited) (continued)

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

          Segment information for three months ended January 31, 2005 and January 31, 2004 is summarized as follows:

	Three Months Ended January 31,
	2005	2004
Net Revenues:
Contract manufacturing and development of biologics	$1,334,000	$211,000
License revenue relating to cancer therapeutics	19,000	18,000

Total net revenues	$1,353,000	$229,000

Gross Profit (Loss):
Contract manufacturing and development of biologics	$61,000	$(12,000)
License revenue relating to cancer therapeutics	19,000	18,000

Total gross profit	80,000	6,000

Research and development expense	(2,548,000)	(2,723,000)
Selling, general and administrative expense	(1,338,000)	(1,096,000)
Net interest and other income (expense)	62,000	(324,000)

Net loss	$(3,744,000)	$(4,137,000)

          Net revenues generated from Avid during the three months ended January 31, 2005 and January 31, 2004 were primarily from two customers located in the U.S and one customer headquartered in Israel as follows:

	Three Months Ended January 31,
	2005	2004
Avid customer revenues as a % of net revenues:
United States (customer A)	45%	18%
United States (customer B)	26%	14%
Israel (one customer)	29%	68%

Total Avid customers	100%	100%

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 (unaudited) (continued)

          Segment information for nine months ended January 31, 2005 and January 31, 2004 is summarized as follows:

	Nine Months Ended January 31,
	2005	2004
Net Revenues:
Contract manufacturing and development of biologics	$3,983,000	$1,403,000
Research and development of cancer therapeutics	57,000	56,000

Total net revenues	$4,040,000	$1,459,000

Gross Profit:
Contract manufacturing and development of biologics	$718,000	$196,000
Research and development of cancer therapeutics	57,000	56,000

Total gross profit	775,000	252,000

Research and development expense	(8,122,000)	(6,570,000)
Selling, general and administrative expense	(3,642,000)	(3,224,000)
Net interest and other income (expense)	194,000	(1,621,000)

Net loss	$(10,795,000)	$(11,163,000)

          Net revenues generated from Avid during the nine months ended January 31, 2005 and January 31, 2004 were primarily from two customers located in the U.S. and one customer headquartered in Israel as follows:

	Nine Months Ended January 31,
	2005	2004
Avid customer revenues as a % of net revenues:
United States (customer A)	45%	3%
United States (customer B)	17%	51%
Israel (one customer)	37%	38%
Other customers primarily in the U.S. and Germany	1%	8%

Total Avid customers	100%	100%

          Net revenues generated from Peregrine during the three and nine months ended January 31, 2005 and January 31, 2004 were from the amortized portion of the up-front license fee under the December 2002 license agreement with Schering A.G.

          Long-lived assets consist of the following at January 31, 2005 and April 30, 2004:

	January 31, 2005	April 30, 2004
Long-lived Assets, net:
Contract manufacturing and development of biologics	$855,000	$633,000
Research and development of cancer therapeutics	367,000	240,000

Total long-lived assets, net	$1,222,000	$873,000

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

Company Overview

          Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biopharmaceutical company with a broad portfolio of products under development directed towards the treatment of cancer, viruses, and other diseases through a series of proprietary platform technologies. Our oncology programs entering the clinic or in pre-clinical development are focused on the areas of anti-angiogenesis and vascular targeting. These agents that affect blood vessels and blood flow in cancer may have application in other disease types including certain cardiovascular and ocular diseases. Our agents in development for oncology applications fall under several different proprietary platforms, including Anti-Phospholipid Therapy (APT), Vascular Targeting Agents (VTAs), Anti-Angiogenesis and Vasopermeation Enhancement Agents (VEAs). In addition to our oncology programs, we are also investigating certain agents that fall under our APT technology platform for the treatment of viral diseases. This viral therapy approach is based on the fact that enveloped viruses and virally infected cells have phospholipids exposed on their surface and thus can be targeted using our APT agents. Our wholly-owned subsidiary, Avid Bioservices, Inc., (Avid) is engaged in providing contract manufacturing services and development of biologics for biopharmaceutical and biotechnology companies, including Peregrine.

          We recently received approval from the U.S. Food and Drug Administration (FDA) to initiate patient enrollment in our Tarvacin™ Phase I study for the treatment of cancer. Tarvacin™ is part of our APT platform, which binds directly to tumor blood vessels to inhibit tumor growth and development. We expect to initiate patient enrollment in the approved Phase I study in the near term.

          Our most clinically advanced therapeutic program is known as Tumor Necrosis Therapy (TNT) and targets dead or dying tumor cells that are common to the majority of different tumor types. We are developing a radioactive TNT agent that we have trademarked Cotara® for the treatment of cancer. We are working with the New Approaches to Brain Tumor Therapy (NABTT) Consortium to initiate the first part of the FDA approved product registration trial using Cotara® to treat patients with brain cancer.

Results of Operations

          The following table compares the condensed consolidated statements of operations for the three and nine month periods ended January 31, 2005 and January 31, 2004. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, with changes further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2005	2004	$ Change	2005	2004	$ Change
	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing revenue	$1,334	$211	$1,123	$3,983	$1,403	$2,580
License revenue	19	18	1	57	56	1

Total revenues	1,353	229	1,124	4,040	1,459	2,581

COST AND EXPENSES:
Cost of contract manufacturing	1,273	223	1,050	3,265	1,207	2,058
Research and development	2,548	2,723	(175)	8,122	6,570	1,552
Selling, general & administrative	1,338	1,096	242	3,642	3,224	418

Total cost and expenses	5,159	4,042	1,117	15,029	11,001	4,028

LOSS FROM OPERATIONS	(3,806)	(3,813)	7	(10,989)	(9,542)	(1,447)

OTHER INCOME (EXPENSE):
Interest and other income	65	70	(5)	197	219	(22)
Interest and other expense	(3)	(394)	391	(3)	(1,840)	1,837

NET LOSS	$(3,744)	$(4,137)	$393	$(10,795)	$(11,163)	$368

          Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

          Total Revenues.

          Three and Nine Months: The increase in total revenues of $1,124,000 and $2,581,000 during the three and nine months ended January 31, 2005, respectively, compared to the same periods in the prior year was primarily due to an increase in contract manufacturing revenue. The increase in contract manufacturing revenue of $1,123,000 and $2,580,000 during the three and nine month periods ended January 31, 2005, respectively, are primarily due to an increase in the number of completed manufacturing runs associated with unrelated entities during the current year three and nine month periods compared to the same periods in the prior year.

          We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process projects and the anticipated demand for Avid’s services under outstanding proposals. In addition, we recently increased Avid’s production capacity with the addition of a 1,000 liter bioreactor, which we anticipate will be available for manufacturing products under current good manufacturing practice (cGMP) during the fourth quarter of our current fiscal year. Although Avid is presently working on active projects and has submitted various project proposals with various potential customers, we cannot estimate nor can we determine the likelihood that we will be successful in completing these ongoing projects or converting any of these project proposals into definitive agreements during the remainder of fiscal year 2005.

          Cost of Contract Manufacturing.

          Three and Nine Months: The increase in cost of contract manufacturing of $1,050,000 and $2,058,000 during the three and nine months ended January 31, 2005, respectively, compared to the same periods in the prior year, is primarily related to the current three and nine month increases in contract manufacturing revenue.

          Research and Development Expenses.

          Three Months: The decrease in research and development expenses of $175,000 during the three months ended January 31, 2005 compared to the same period in the prior year was primarily due to decreases in expenses associated with the following platform technologies under development: (i) APT (Tarvacin™) program expenses decreased $512,000, (ii) VTA and Anti-Angiogensis program expenses decreased $101,000, (iii) VEA program expenses decreased $284,000, and (iii) LYM (Oncolym) program expenses decreased $157,000. These decreases were offset by a current quarter increase in TNT (Cotara®) program expenses of $879,000.

APT (Tarvacin™) – The decrease in APT (Tarvacin™) program expenses of $512,000 is primarily due to a decrease in pre-clinical toxicology study expenses incurred in the same prior year period to support the Investigational New Drug Application that was filed with the U.S. Food & Drug Administration in September 2004. This was combined with a decrease in antibody development and access fees associated with the timing of various payments due under our licensing agreements to support Tarvacin™ and other related antibodies under development. These decreases in APT (Tarvacin™) expenses were offset primarily by increases in payroll and related expenses combined with an increase in allocated manufacturing expenses to support the Phase I clinical study using Tarvacin™ and other related antibodies under development.

VTA and Anti-Angiogenesis – The decrease in VTA and Anti-Angiogenesis program expenses of $101,000 is primarily due to a decrease in intellectual property access fees and antibody development fees, offset with an increase in payroll and related fees to support our increase in active VTA and Anti-Angiogenesis research programs.

VEA- The decrease in VEA program expenses of $284,000 is primarily due to a decrease in sponsored research fees paid to University of Southern California combined with a decrease in allocated manufacturing expenses. In January 2005, we entered into an agreement with Merck KGaA of Darmstadt, Germany, that will give us access to Merck’s technology and expertise in protein expression to advance the development of our VEA technology and other platform technologies.

LYM (Oncolym) - The decrease in LYM (Oncolym) expenses of $157,000 is primarily due to allocated expenses incurred in the prior year quarter to manufacture LYM materials for research purposes only.

TNT (Cotara®) – The increase in TNT (Cotara®) program expenses of $879,000 is primarily due to an increase in manufacturing expenses and payroll and related expenses to support the planned initiation of the Cotara® registration trial for the treatment of brain cancer in collaboration with the New Approaches to Brain Tumor Therapy consortium.

          Nine Months: The increase in research and development expenses of $1,552,000 during the nine months ended January 31, 2005 compared to the same period in the prior year was primarily due to an increase in APT (Tarvacin™) program expenses of $1,700,000 combined with an increase in TNT (Cotara®) program expenses of $408,000. These increases in program expenses were offset by decreases in VTA and Anti-Angiogenesis program expenses of $162,000, a decrease in VEA program expenses of $198,000, and a decrease in LYM (Oncolym) program expenses of $196,000.

APT (Tarvacin™) – The increase in APT (Tarvacin™) program expenses of $1,700,000 is primarily related to an increase in pre-clinical toxicology study expenses, clinical consulting fees, and payroll and related expenses to support the Investigational New Drug Application that was filed with the U.S. Food & Drug Administration in September 2004 combined with an increase in manufacturing related expenses to support the toxicology studies and Phase I clinical trial. In addition, intellectual property access fees increased as we expanded our intellectual property coverage under the APT technology platform.

TNT (Cotara®) – The increase in TNT (Cotara®) program expenses of $408,000 is primarily due to an increase in payroll and related expenses and technology access fees. The current nine month period increase in payroll and related expenses is primarily due to an increase in clinical operations to support our planned Cotara® registration trial and an increase in research and development programs associated with TNT. The increase in technology access fees is primarily due to an up-front license fee to obtain certain worldwide non-exclusive rights used in the manufacturing process for the Cotara® antibody.

VTA and Anti-Angiogenesis – The decrease in VTA and Anti-Angiogenesis program expenses of $162,000 is primarily due to a decrease in intellectual property access fees and antibody development fees, offset with an increase in payroll and related fees to support our increase in active VTA and Anti-Angiogenesis research programs.

VEA- The decrease in VEA program expenses of $198,000 is primarily due to a decrease in sponsored research fees paid to University of Southern California combined with a decrease in allocated manufacturing expenses and stock-based compensation expenses pertaining to non-employee consultants. This was off-set by an increase in antibody development fees. In January 2005, we entered into an agreement with Merck KGaA of Darmstadt, Germany, that will give us access to Merck’s technology and expertise in protein expression to advance the development of our VEA technology and other platform technologies.

LYM (Oncolym) - The decrease in LYM (Oncolym) expenses of $196,000 is primarily due to expenses incurred in the same prior year period to manufacture LYM materials for research purposes only.

          We expect research and development expenses to increase over the near term primarily under the following ongoing research and development programs:

1.	Tarvacin™ pre-clinical and clinical programs for the treatment of cancer;
2.	The initiation of the first part of the FDA-approved product registration trial using Cotara® to treat patients with recurrent glioblastoma multiforme (brain cancer) in collaboration with the New Approaches to Brain Tumor Therapy (NABTT) consortium;
3.	Possible future Cotara® clinical programs in other solid tumor indications;
4.	Anti-Phospholipid Therapy (APT) research and development for the potential treatment of viral diseases;
5.	Pre-clinical research and development of the anti-angiogenesis program using our 2C3 antibody;
6.	Vascular Targeting Agent research and development program; and
7.	Vasopermeation Enhancement Agent research and development program.

          Due to the number of ongoing research programs, if we fail to obtain additional funding during fiscal year 2005, we may be forced to scale back our product development efforts or our operations in a manner that will ensure we can pay our obligations as they come due in the ordinary course of business.

          The following represents the research and development expenses (“R&D Expenses”) we have incurred by each major platform technology under development:

Platform Technology under Development	R&D Expenses- Quarter Ended January 31, 2004	R&D Expenses- Quarter Ended January 31, 2005	R&D Expenses- May 1, 1998 to January 31, 2005

TNT (Cotara®)	$333,000	$1,212,000	$27,969,000
APT (Tarvacin™)	1,181,000	670,000	6,292,000
VTA and Anti-Angiogenesis	689,000	588,000	10,225,000
VEA	362,000	78,000	5,287,000
LYM (Oncolym)	158,000	-	13,447,000

Total R&D Expenses	$2,723,000	$2,548,000	$63,220,000

          From inception to April 30, 1998, we expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between the TNT and LYM (Oncolym) technologies. In addition to the above costs, we expensed an aggregate of $32,004,000 for the acquisition of our TNT and VTA technologies, which were acquired during fiscal years 1995 and 1997, respectively.

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

          Selling, General and Administrative Expenses.

          Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, legal and accounting fees, public relation fees, insurance, and other expenses relating to our general management, finance, administrative, and business development activities of the Company.

          Three Months: The increase in selling, general and administrative expenses of $242,000 during the three months ended January 31, 2005 compared to the same period in the prior year is primarily due to an increase in (i) accounting fees of $162,000 primarily related to implementation of Section 404 of the Sarbanes-Oxley Act of 2002, (ii) legal fees of $159,000 primarily pertaining to the lawsuits described in Item 1, Legal Proceedings and other patent and corporate matters, (iii) public relation fees of $47,000 primarily due to the addition of a new public relations firm assisting the Company with its public relations activities, and (iv) facility and related expenses of $31,000 primarily related to an increased allocation of lease expense resulting from the termination of a sub-lease arrangement. These increases for the three months ended January 31, 2005 were offset by a net decrease in payroll and related expenses of $89,000 primarily related to decreased consulting fees associated with the possible sale of Avid, and a decrease in stock-based compensation expense of $92,000 related to business development activities incurred in the prior year period.

          Nine Months: The increase in selling, general and administrative expenses of $418,000 during the nine months ended January 31, 2005 compared to the same period in the prior year is primarily due to an increase in (i) accounting fees of $186,000 primarily related to implementation of Section 404 of the Sarbanes-Oxley Act of 2002, (ii) legal fees of $268,000 primarily pertaining to the lawsuits described in Item 1, Legal Proceedings and other patent and corporate matters, (iii) public relation fees of $91,000 primarily due to the addition of a new public relations firm assisting the Company with its public relations activities, and (iv) facility and related expenses of $90,000 primarily related to an increased allocation of lease expense resulting from the termination of a sub-lease arrangement. These increases for the nine months ended January 31, 2005 were offset by a $201,000 decrease in director fees primarily due to a one-time aggregate director fee of $180,000 incurred during the prior year quarter ended July 31, 2003 associated with our director’s increased oversight responsibilities mandated by the Sarbanes-Oxley Act of 2002. Prior to fiscal year 2004, directors did not receive any cash compensation other than the reimbursement of expenses.

          Interest and Other Expense.

          Three and Nine Months: The decrease in interest and other expense of $391,000 and $1,837,000 during the three and nine months ended January 31, 2005, respectively, compared to the same periods in the prior year was primarily due to a three and nine month decrease in non-cash interest expense of $390,000 and $1,811,000, respectively, associated with the amortization of the convertible debt discount and debt issuance costs. We did not incur any interest expense associated with convertible debt discount and debt issuance costs during the three and nine months ended January 31, 2005, as all outstanding convertible debt was converted into common stock and the associated discount and issuance costs were fully amortized in the prior year periods.

Critical Accounting Policies

          The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective, or complex judgments in the preparation of our condensed consolidated financial statements:

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

          Contract manufacturing revenues are generally recognized once the service has been provided and/or upon shipment of the product to the customer. We also record a provision for estimated contract losses, if any, in the period in which they are determined. A considerable amount of judgment is required in assessing the estimate for contract losses based on historical experience and other factors that appear reasonable under the circumstances.

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

Liquidity and Capital Resources

          As of January 31, 2005, we had $10,439,000 in cash and cash equivalents on hand. We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of our years since inception. Since inception, we have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

          Revenues earned by Avid during the nine months ended January 31, 2005 and 2004 amounted to $3,983,000 and $1,403,000, respectively. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to continue the development of our product candidates, including the anticipated development and clinical trial costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with Anti-Phospholipid Therapy (“APT”), Vasopermeation Enhancement Agents (“VEA’s”) and Vascular Targeting Agents (“VTA’s”), and the potential expansion of our manufacturing capabilities.

          We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock from our current shelf registration statements on Form S-3, File No. 333-109982 and File No. 333-121450, under which as of March 4, 2005, we had approximately 15,003,000 shares available for possible future transactions, or through private placements. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices and on terms that are favorable to us, if at all. We currently believe we have sufficient cash on hand to meet our obligations on a timely basis through the second quarter of our fiscal year ending April 30, 2006.

          In addition to equity financing, we are actively exploring various other sources of funding, including possible debt financing and by utilizing our many assets, including our intellectual property portfolio and the operations of Avid. Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts. We also have the facilities of Avid that we may leverage in a strategic transaction if the right opportunity and financial terms are presented to us, provided that the manufacturing needs of our customers and Peregrine are not jeopardized.

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

          Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2005 compared to the same prior year period are as follows:

          Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the nine months ended January 31, 2005, cash used in operating activities increased $634,000 to $9,500,000 compared to $8,866,000 for the nine months ended January 31, 2004. The increase in cash used in operating activities was primarily related to an increase of $1,441,000 in net cash used in operating activities after deducting non-cash operating expenses and before considering the changes in operating assets and liabilities. This increase was primarily due to an increase in research and development expenses primarily associated with Tarvacin™ combined with an increase in general and administrative expenses primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. This current nine month period increase of $1,441,000 as described above was partially offset by the timing of cash flows as reflected in the changes in operating assets and liabilities in the amount of $807,000.

          The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	NINE MONTHS ENDED
	January 31, 2005	January 31, 2004
Net loss, as reported	$(10,795,000)	$(11,163,000)
Less non-cash operating expenses:
Depreciation and amortization	235,000	277,000
Stock-based compensation	134,000	262,000
Stock issued for services	336,000	164,000
Amortization of discount on convertible debt and debt issuance costs	-	1,811,000

Net cash used in operating activities before changes in operating assets and liabilities	$(10,090,000)	$(8,649,000)

Net change in operating assets and liabilities	$590,000	$(217,000)

Net cash used in operating activities	$(9,500,000)	$(8,866,000)

          Cash Used In Investing Activities. Net cash used in investing activities increased $565,000 to $1,034,000 for the nine months ended January 31, 2005 compared to $469,000 for the nine months ended January 31, 2004. This increase was primarily due to the purchase of laboratory equipment to support the expanded research efforts of Peregrine and the expanded services of Avid combined with an increase in other assets related to security deposits paid to GE Capital Corporation on notes payable and installment payments made on a 1,000-liter bioreactor.

          Cash Provided By Financing Activities. Net cash provided by financing activities decreased $15,849,000 to $6,089,000 for the nine months ended January 31, 2005 compared to net cash provided of $21,938,000 for the nine months ended January 31, 2004. The decrease in financing activities during the current nine month period is primarily due to a lower amount of capital raised during the current period from the sale of common stock compared to the same period in the prior year. This was partially offset by an increase in proceeds received from notes payable of $733,000 during the current period.

Commitments

          At January 31, 2005, we had no material capital commitments, other than the commitments for laboratory equipment in the amount of approximately $106,000. In addition, we have significant obligations under license agreements that are contingent on clinical trial development milestones.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at January 31, 2005, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

          The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2005, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2005.

          There have been no changes in the Company’s internal control over financial reporting, during the quarter ended January 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

          On December 16, 2004, we filed a lawsuit against the University of Southern California (“USC”) and Alan Epstein, M.D. The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles, Central District. The lawsuit alleges that USC has breached various agreements with the Company by (i) failing to protect the Company’s patent rights in Japan with respect to certain technology exclusively licensed from USC due to non-payment of annuities (ii) failing to provide accounting documentation for research expenditures and (iii) misusing certain antibodies the Company provided to USC and Dr. Epstein for research. The claims against Dr. Epstein, who was a scientific advisor and consultant to the Company, involve breach of contract for misusing certain antibodies and breach of fiduciary duties. The Company is seeking unspecified damages, declaratory relief with respect to its rights under the option and license agreement pursuant to which it acquired the rights to the technology, and an accounting of research expenditures.

          On September 30, 2004, we filed a lawsuit against Knobbe, Martens, Olson & Bear, LLP and Joseph Reisman, of the law firm Knobbe, Martens, Olson & Bear, LLP, in San Diego Superior Court. The lawsuit alleges that Knobbe, Martens and Joseph Reisman owed us a duty to use such skill, care, prudence and diligence as other members of the legal profession and negligently failed to protect our rights in a patent in Japan. We are seeking unspecified damages.

          In addition, we are currently investigating whether certain technologies discovered and developed at USC and subsequently licensed to a private company, Pivotal BioSciences, Inc., an entity we believe is partially owned by the principal investigator and others at USC, were developed using resources under our sponsored research agreement with USC and/or funding provided from another source for which we have geographic technology rights. We are in active discussions with Pivotal BioSciences, Inc. to resolve the matter in an amicable manner. The current investigation does not affect our current rights to our technologies under development nor should it have any effect, regardless of the outcome of the investigation, on the development of any of our existing technologies.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.   None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.

ITEM 5.    OTHER INFORMATION.   None.

ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K.

(a)	Exhibits:

10.97	Common Stock Purchase Agreement dated January 31, 2005 between Registrant and one institutional investor.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

(i)	Current report on Form 8-K as filed with the Commission on December 10, 2004 reporting the Company’s financial results for the quarter ended October 31, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

By:	/s/ STEVEN W. KING
Steven W. King President & Chief Executive Officer

/s/ PAUL J. LYTLE
Paul J. Lytle Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)