Form 10-K
period 2005-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2005-07-14
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-17085

(Exact name of Registrant as specified in its charter)

Delaware	95-3698422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14272 Franklin Avenue, Tustin, California	92780-7017
(Address of principal executive offices)	(Zip Code)

(714) 508-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of Class	Name of Each Exchange on Which Registered

Common Stock ($0.001 par value)	The Nasdaq Stock Market, Inc. under symbol “PPHM”

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

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was approximately $166,186,000 as of October 31, 2004. (1)

165,690,677
(Number of shares of common stock outstanding as of July 6, 2005)

Documents incorporated by reference:

Definitive Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be filed by Peregrine Pharmaceuticals, Inc. with the Securities and Exchange Commission (hereinafter referred to as “Proxy Statement”)	Part III

(1) Excludes 13,722,191 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of October 31, 2004, except for Barclays Global Investors, which information was provided as of September 30, 2004.

PEREGRINE PHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED APRIL 30, 2005

The terms “we”, “us”, “our”, “Company” and “Peregrine” as used in this report refers to Peregrine Pharmaceuticals, Inc., and its wholly-owned subsidiary, Avid Bioservices, Inc.

i

PART I

Item 1.                    BUSINESS

                 Except for historical information contained herein, this Annual Report on Form 10-K contains certain forward-looking information based on our current expectations. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled “Risk Factors and Forward-Looking Statements”. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

                Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.peregrineinc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

                Certain technical terms used in the following description of our business are defined in the “Glossary of Terms”.

                In addition, we own or have rights to various trademarks including Cotara® and Tarvacin™. All other company names, registered trademarks, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.

Company Overview

                About Us.  Peregrine Pharmaceuticals, Inc., located in Tustin, California, is a biopharmaceutical company primarily engaged in the research, development, manufacture and commercialization of biotherapeutics directed towards the treatment of cancer, viruses and other diseases using targeted antibodies. In January 2002, we commenced contract manufacturing operations through our wholly-owned subsidiary, Avid Bioservices, Inc. (“Avid”), which was formed from the facilities and expertise of Peregrine. Our antibody-based product candidates and those of our customers are manufactured in-house under current Good Manufacturing Practices (“cGMP”).

                The Company was originally incorporated in California in June 1981 and was reincorporated in the state of Delaware on September 25, 1996.

                Our Location.    Our principal executive offices are located at 14272 Franklin Avenue, Tustin, California, 92780 and our telephone number is (714) 508-6000. Our internet website address is www.peregrineinc.com. Information contained on our website does not constitute any part of this report.

                Our  Products in Research and Development.  Our product development efforts, including those of our partners, have been primarily focused on cancer therapeutics. This year we began to expand our therapeutic focus beyond cancer into the treatment of infectious diseases. During fiscal year 2005, we filed two new Investigation New Drug (“IND”) applications with the Food & Drug Administration (“FDA”) for Tarvacin™, our lead Anti-Phospholipid Therapy agent. The first IND filing relates to our plans to evaluate Tarvacin™ for the treatment of solid tumors and represents our first new product IND filing since 1997. The second IND filing relates to our plans to evaluate Tarvacin™ for the treatment of chronic hepatitis C virus (“HCV”) infection. The HCV filing marked the first time in our history that we had filed an IND for a non-cancer indication indicating our broadening research and development efforts. The FDA has approved both of these INDs. The following table represents our products in clinical trials:

Products in Clinical Trials

Technology Platform	Product Name	Disease	Stage of Development	Development Status Overview

Tumor Necrosis Therapy (“TNT”)	Cotara®	Brain Cancer	Phase II/III registration trial	Peregrine this fiscal year entered into a collaboration with New Approaches to Brain Tumor Therapy (“NABTT”), a brain tumor treatment consortium, to run a clinical study to evaluate Cotara® for the treatment of brain cancer. This study is partially funded by the National Cancer Institute (“NCI”) and will treat up to 28 patients. This study represents the first part of the Phase II/III product registration study.

Anti-Phospholipid Therapy	Tarvacin™	Advanced Solid Cancers	Phase I	We filed an Investigational New Drug (“IND”) application this year and initiated patient enrollment in June 2005 for our initial Tarvacin™ anti-cancer clinical trial. The Phase I study will treat up to 28 patients in a single and repeat dose escalation study at three clinical sites.

Anti-Phospholipid Therapy	Tarvacin™	Hepatitis C Virus	Phase I	We filed our initial anti-viral IND in April 2005 and subsequently received FDA clearance in May 2005. The initial trial is a Phase I dose escalation study designed to treat up to 32 patients at one or more clinical sites.

                In addition, we remain committed to existing collaborations and the pursuit of select partnerships with pharmaceutical, biopharmaceutical and diagnostic companies. The below table is a summary of our technologies that have been licensed to third parties:

Licensed Products

Technology Platform	Partner	Disease	Stage of Development	Licensed Technology

Tumor Necrosis Therapy (“TNT”)	Medipharm Biotech through a sub-license with Cancer Therapeutics, Inc.	Lung Cancer	Product approved in China; pending manufacturing approval	We licensed certain TNT rights exclusively in the territory of China. We expect to receive 50% of the distributed profits received by Cancer Therapeutics, Inc. and equity as defined in the agreement.

Tumor Necrosis Therapy (“TNT”)	Merck KGaA	Cancer Therapeutics	Information not publicly available	We licensed the TNT-based antibodies for producing immunocytokines (antibody-cytokine fusion proteins) for the treatment of various diseases. We may receive royalties if products are successfully developed and commercialized under the agreement.

Vascular Targeting Agents (“VTAs”)	Schering AG	Cancer Diagnostics	Information not publicly available	We sub-licensed exclusive imaging and diagnostic rights to Schering AG under our VTA technology platform. We may receive milestone payments and royalties if products are successfully developed and commercialized under the agreement.

Vascular Targeting Agents (“VTAs”)	SuperGen, Inc.	Cancer Therapeutics	Information not publicly available	We sub-licensed the rights under our VTA technology using VEGF to target tumor blood vessels for cancer therapy. We may receive milestone payments and royalties if products are successfully developed and commercialized under the agreement.

                The following is a comprehensive discussion of our most advanced technology platforms, including clinical trial information, partnering arrangements, and other details pertaining to our broad technology platforms. In addition, we have provided you an expanded overview of Avid’s operations following our technology platform discussions.

                The following represent our key technology platforms, which are further discussed below:

1.	Tumor Necrosis Therapy Technology (acquired technology);

2.	Anti-Phospholipid Therapy Technology (in-licensed technology);

3.	Anti-Angiogenesis Technology (in-licensed technology);

4.	Vascular Targeting Agent Technology (in-licensed technology); and

5.	Vasopermeation Enhancement Agent Technology (in-licensed technology).

Tumor Necrosis Therapy (“TNT”) / Cotara®

                Technology Overview.  We acquired the rights to the Tumor Necrosis Therapy (“TNT”) technology in fiscal year 1995 through the acquisition of Cancer Biologics, Inc. TNT, our most clinically advanced technology, acts by binding to dead and dying cells found primarily at the necrotic core of the tumor. TNT antibodies are potentially capable of carrying a variety of agents including radioisotopes, chemotherapeutic agents and cytokines to the interior of solid tumors. Our first TNT-based product, Cotara®, is an antibody conjugated to Iodine 131, a therapeutic radioisotope. In November 2004, we entered into a collaboration with New Approaches to Brain Tumor Therapy, a brain cancer consortium funded by the National Cancer Institute, to conduct the initial part of our product registration trial as a stand-alone protocol. This trial is designed to further evaluate safety, radiation exposure and efficacy of a single Cotara® infusion in patients with first or second recurrence of glioblastoma multiforme, a particularly deadly form of brain cancer.

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

                Peregrine – NABTT Cotara® Clinical Trial. The collaborative clinical trial represents the initial part of our Food & Drug Administration (“FDA”) approved product registration clinical trial. The Peregrine – NABTT study will treat up to 28 patients and may be expanded upon mutual agreement by the parties. The study will also collect important drug distribution and safety data that would support future clinical development.

Anti-Phospholipid Therapy / Tarvacin™

                 Technology Overview. In August 2001, we exclusively in-licensed a new technology platform from th e Univecense agreement, we paid an upnt license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales. To augment this technology, in August 2004, we in-licensed additional technology related to the Anti-Phospholipid Therapy platform from The University of Texas M. D. Anderson Cancer Center. Under this additional license agreement, we paid an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales.

                Anti-Phospholipid Therapy is our novel approach to treating cancer, viral infections and certain other diseases. This approach is based on the finding that basic components of cells normally not accessible become exposed under certain conditions. These structural components are known generically as phospholipids and fall into two general classes, those found on the outer surface of the cell membrane and those found on the inner surface of the membrane. Scientists working with us discovered that the inside phospholipids become exposed on tumor blood vessels, virally infected cells and on a broad class of viruses know as enveloped viruses (including human immunodeficiency virus (“HIV”), influenza, cytomegalovirus, hepatitis C virus (“HCV”) and Lassa, Marburg, and Ebloa viruses, which cause hemorrhagic fevers) making them a specific target for the potential treatment of those diseases. Tarvacin™ is a monoclonal antibody that binds to the inside phospholipids and is Peregrine’s lead Anti-Phospholipid Therapy agent. In pre-clinical studies, Tarvacin™ bound to tumor blood vessels and inhibited growth and development of multiple solid tumor types. In other pre-clinical studies, Tarvacin™ has been shown to recognize a broad spectrum of enveloped viral types and has provided significant protection against lethal viral infections in an animal model of Lassa fever and cytomegalovirus. Peregrine has received FDA clearance to initiate Phase 1 clinical trials this year, under two separate INDs, in advanced solid cancer and chronic HCV infection.

                Solid Cancer Phase I Clinical Trial and Supporting Pre-Clinical Data.  During June 2005, we opened our first two clinical sites to enroll patients with advanced refractory solid tumor malignancy. The clinical trial is designed to enroll up to 28 patients with advanced solid tumors that no longer respond to standard cancer treatments. The initial clinical centers open for patient enrollment are the Scottsdale and Tucson sites of the Arizona Cancer Center. The objectives of this open-label dose escalation study are to (i) determine the safety and tolerability of Tarvacin™ administered intravenously to patients with advanced cancer; (ii) characterize the pharmacokinetic profile of Tarvacin™ and; (iii) define the dose-limiting toxicities, maximum tolerated dose and/or maximum effective dose of Tarvacin™. Patients who demonstrate an objective response to therapy may be offered continued treatment on an extension protocol.

                This Phase I clinical trial is supported by promising pre-clinical data generated by our researchers. In pre-clinical studies, 3G4, the parent antibody of Tarvacin™, was shown to reduce the growth of breast cancer tumors in animal models by 60% when given alone and by 93% when given in combination with the commonly used chemotherapy drug docetaxel. These experiments clearly demonstrated that the inclusion of 3G4 significantly improved the therapeutic value of the key breast cancer drug docetaxel with no additional toxicity. This data in combination with other pre-clinical data has intensified our focus on the development of Tarvacin™ as a cancer therapeutic.

                Hepatitis C Virus Phase I Clinical Trial and Supporting Pre-Clinical Data.  In May 2005, we received clearance from the FDA to initiate a Phase I clinical trial for the treatment of chronic Hepatitis C Virus (“HCV”) infection. The Phase I study is a dose escalation study designed to evaluate the safety, tolerability, pharmacokinetics and viral kinetics following a single intravenous infusion of Tarvacin™ in up to 32 patients with chronic HCV infection.

                The Phase I study was supported by promising anti-viral pre-clinical data. Research into the anti-viral potential of Tarvacin™ has been funded by a 3-year, $1.68 million grant received by the University of Texas Southwestern Medical Center at Dallas from the National Institute of Allergy and Infectious Disease (“NIAID”), which is part of the National Institutes of Health (“NIH”) and a sponsored research agreement from Peregrine Pharmaceuticals.

                Highlights of pre-clinical results presented at the American Association of Immunologists annual meeting in April 2005 and the Biotechnology Industry Organization annual meeting in June 2005 include:

•	Tarvacin™ binds to 6 different families of enveloped viruses including HIV1, HIV2, influenza A, influenza B, cytomegalovirus, hepatitis C and Lassa fever model viruses;

•	100% of animals lethally infected with murine cytomegalovirus (“CMV”) and treated with Tarvacin™ survived as compared with 20% survival in control treated animals;

•	Tarvacin™ binds to virally infected cells in multiple virus systems;

•	Animals lethally infected with Pichinde virus (a model for Lassa fever, a fatal viral hemorrhagic fever that is on the U.S. government’s biodefense Category A watch list) and then treated with Tarvacin™ showed a 50% survival rate as compared to zero survivors in the control treated group;

•	Surviving animals infected with Pichinde virus did not show any signs of viral infection several months after treatment with Tarvacin™ and were considered to have been disease free;

•	Surviving animals had long-term immunity to further infection with the Pichinde virus;

•	Tarvacin™ protected lethally infected animals whether treated at the time of viral challenge or once symptoms had developed indicating an active viral infection; and

•	Tarvacin™ binds to both Pichinde viral particles and Pichinde-infected cells.

                The above pre-clinical data demonstrated that Tarvacin™ and related Anti-Phospholipid Therapy agents exhibit significant anti-viral therapy. Since Tarvacin™ targets a basic, universal property of enveloped viruses that is host-derived and independent of the viral genome, it may be effective against a broad spectrum of enveloped viruses. Our researchers believe that the target which Tarvacin™ binds to may also be difficult for viruses to overcome via resistance mechanisms.

                Enveloped viruses account for many of the most concerning viral health risks including HIV, HCV, cytomegalovirus, hemorrhagic fever, SARS and various types of influenza including Avian influenza. We are continuing to evaluate Tarvacin’s™ potential for the treatment of other enveloped virus infections, including HIV, influenza as well as viruses included on the government’s bioterrorism watchlist such as Lassa fever, Ebola and Marburg virus. As part of this ongoing effort, during April 2005, we entered into a collaboration with National Institute of Allergy and Infectious Disease (“NIAID”) in which their testing laboratories will screen Tarvacin™ for binding activity against a broad spectrum of enveloped viral pathogens of health and bioterrorism concern. Up to 32 virus types will be screened as part of the collaboration potentially to include herpes viruses, respiratory viruses, pox viruses, HCV, Papillomavirus and viruses of biodefense concern including Pichinde, Yellow Fever, West Nile and Dengue.

                About Phospholipids.  Phospholipids are normal cellular structures that are present in all cells of the human body and form the building blocks that make up the outer surface of cells responsible for maintaining integrity and normal functions. The study of phospholipids as targets for therapeutic and diagnostic intervention forms the basis of our Anti-Phospholipid Therapy technology platform. We and our collaborators have been studying the characteristics of phospholipids in a variety of different diseases. Phospholipids can be classified under several different subtypes including choline-containing phospholipids (normally facing outward from the cell’s membrane) and aminophospholipids (normally facing inward from the cell’s membrane). In normal healthy cells, there are a number of systems that are responsible for keeping aminophospholipids facing the interior of the cell and choline-containing phospholipids facing the exterior of the cell. Our scientists have demonstrated that tumor blood vessels, virally infected cells and viral particles differ significantly from normal cells with regard to the orientation of their phospholipids. Our lead Anti-Phospholipid Therapy antibody, Tarvacin™, preferentially binds to aminophospholipids.

Anti-Angiogenesis Technology / 2C3

                Technology Overview. During August 2001, the Company in-licensed the exclusive worldwide right for a new pre-clinical compound from the University of Texas Southwestern Medical Center. This new compound, named 2C3, added to Peregrine’s anti-cancer platform technologies in the anti-angiogenesis field. Under this license agreement, we paid an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales. Our mouse derived antibody, 2C3, works by inhibiting a key tumor blood vessel growth factor known as Vascular Endothelial Growth Factor (“VEGF”) from inducing the formation of blood vessels in solid tumors. The 2C3 antibody is part of Peregrine’s anti-angiogenesis compound family under development for the treatment of cancer and other diseases dependent on aberrant blood vessel formation.

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

                Virtually all detectable tumors are dependent upon a tumor vascular network to obtain oxygen and nutrients. As the tumor increases in size, it produces angiogenic factors (formation of new blood vessels), chief among them VEGF, to expand the vascular tree and increase the delivery of oxygen and nutrients to the growing tumor. 2C3 is an anti-angiogenic agent that blocks VEGF-induced angiogenesis associated with VEGF binding to VEGF receptor 2 but does not interfere with the VEGF activities associated with binding to VEGF receptor 1. In pre-clinical studies presented last year at the American Association of Cancer Research (“AACR”) annual meeting, the 2C3 antibody inhibited growth of blood vessels by up to 85% in breast cancer tumor metastases. These results indicate that anti-VEGF agents that selectively block the angiogenic functions of VEGF may be effective at treating cancer while potentially having a better safety profile.

                Pre-clinical Studies.  Pre-clinical research is currently being conducted by a number of investigators including Drs. Rolf Brekken and Philip Thorpe at the University of Texas Southwestern Medical Center at Dallas. VEGF-dependent angiogenesis is a key factor in pancreatic tumor growth, metastasis, and cancer-related death. One of the studies presented evaluated the effect of 2C3 on the growth of tumors in various pre-clinical models. Consistent with its anti-angiogenic activity, 2C3 decreased total blood vessel density in these tumor models. 2C3 also controlled the growth of human pancreatic tumor cells injected in the pancreas such that the 2C3 treated mice had primary tumors 50% smaller than tumors in mice that received a control treatment. In addition, 2C3 therapy reduced the number and size of metastatic colonies in the liver as well as the number of mice with metastatic disease. No therapy-related toxicity was observed in any of these studies. In March, 2005 we presented data relating to the production and characterization of human antibody versions of the 2C3 antibody at the 7th International Symposium on Anti-Angiogenic Agents held in La Jolla, CA. These antibody candidates are currently being evaluated as potential clinical candidates.

Vascular Targeting Agents (“VTAs”)

                Technology Overview. Vascular Targeting Agents (“VTAs”) utilize monoclonal antibodies and other targeting agents that recognize markers found on tumor blood vessels but not on normal blood vessels. VTAs act in a two-step process: the VTA first binds to the tumor blood vessels and then induces a blood clot in the tumor blood vessels. The formation of the blood clot stops the flow of oxygen and nutrients to the tumor cells, ultimately resulting in tumor cell death. VTAs have the potential to be effective against a wide variety of solid tumors since: 1) the solid tumors studied to date in excess of two millimeters in size form a vascular network to enable the tumor to continue to grow, and 2) tumor vasculature markers are believed to be consistent across various tumor types. Another potential advantage of the VTA technology is that the cells targeted by VTAs (the vascular endothelial cells) are less likely to change due to mutation and therefore are less likely to become resistant to drugs. Drug resistance is caused by the genetic instability and increased mutation rates of cancer cells and is a significant problem with conventional therapeutic agents that must directly target the cancer cells of the tumor.

                 The VTA Concept.  The VTA technology is based on the concept that virtually all detectable tumors rely on a tumor vascular network to obtain oxygen and nutrients. In pre-clinical animal studies, VTAs have been shown to be potent anti-cancer agents that act to cut off the supply of oxygen and nutrients to tumor cells by causing blood clots to form within the tumor’s blood supply network. VTAs localize within the tumor vasculature by selectively binding to the endothelial cells that line tumor blood vessels. Once the VTA binds to its target, it initiates local blood clotting. VTAs could be very potent anti-tumor agents because they create two amplified processes that have a devastating effect on the tumor. The first process is the initiation of the coagulation cascade, which is a self-sustaining chain reaction in which a huge number of blood clotting molecules are generated, ultimately leading to complete occlusion of the tumor blood vessels within a matter of minutes. A second level of amplification occurs at the structural level where the blockage of a single capillary can lead to the destruction of thousands of tumor cells. As a result, small quantities of VTAs localized in the tumor’s vascular system may cause an avalanche of tumor cell death.

Vasopermeation Enhancement Agents (“VEAs”)

                Technology Overview.  Vasopermeation Enhancement Agents (“VEAs”) are a new class of drugs which are designed to increase the uptake of cancer therapeutics and imaging agents into the tumor at the tumor site, potentially resulting in greater efficacy. VEAs work by using monoclonal antibodies to deliver known vasoactive compounds (i.e., molecules that cause tissues to become more permeable) selectively to solid tumors. VEAs currently use the same targeting agent as TNT to deliver an agent that makes the blood vessels inside the tumor more permeable (leaky). Once localized at the tumor site, VEAs alter the physiology and the permeability of the vessels and capillaries that supply the tumor. In pre-clinical studies, drug uptake has been increased up to almost 400% in solid tumors when VEAs were administered several hours prior to the chemotherapeutic treatment. VEAs are intended to be used as a pre-treatment for most existing cancer therapies and imaging agents.

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

                 Pre-clinical Studies.  VEAs are currently in pre-clinical development. In pre-clinical studies, chemotherapy drug uptake has been increased up to almost 400% in solid tumors when VEAs were administered several hours prior to the therapeutic treatment. In April 2005, pre-clinical data was published in Clinical Cancer Research showing that our initial VEA compound, NHS76/PEP2, as a pre-treatment, enhanced the efficacy of chemotherapy in tumors known to be sensitive to specific drugs. In addition, the published report showed that NHS76/PEP2 plus chemotherapy also generated responses in tumors normally resistant to specific therapies, such as mouse lung carcinoma treated with paclitaxel, vinblastine or 5-FU. Moreover, improvements in drug uptake were seen in as little as one to two hours following pre-treatment with NHS76/PEP2.

                Additional data from the VEA program was presented at the American Society of Clinical Oncology (“ASCO”) in 2002. The pre-clinical studies demonstrated the ability of the VEA technology to significantly increase the anti-tumor activity of several leading chemotherapy drugs including 5-FU, doxorubicin, vinblastine, BCNU, Taxol, or VP-16. In general, the enhancement of chemotherapeutic drug effects from these studies could be divided into two categories: (1) those tumors which normally respond to a given drug, such as human colon carcinoma treated with doxorubicin, which were found to have a significant increase in anti-tumor response following VEA pre-treatment; (2) those tumors which normally do not respond to a given drug, such as lung carcinoma treated with Taxol, which were found to have an increase in response following VEA pre-treatment.

                We currently have a fully human targeting antibody for the VEA technology known as NHS76. In January 2005, we entered into an agreement with Merck KGaA that will provide us access to Merck’s protein expression technology and expertise in protein expression which should allow us to advance the development of a clinical candidate under our VEA technology platform.

Out-Licensing Collaborations

TNT Licensing Collaborations

                During October 2000, we entered into a licensing agreement with Merck KGaA of Darmstadt, Germany providing Merck the rights to use our proprietary TNT antibodies for producing immunocytokines (antibody-cytokine fusion proteins) for the treatment of various diseases in exchange for an up-front fee and a royalty on net sales. Within Merck, the international team of its affiliate Lexigen, based in Lexington, MA, will develop these immunocytokines using our TNT targeting technology. To our knowledge, Merck KGaA has not publicly disclosed the development status of the project. Financial information pertaining to the collaboration is included in the notes to the consolidated financial statements. In January 2005, we extended our collaboration with Merck KGaA to gain access to their protein expression system for the production of VEA and other protein therapeutics.

                During September 1995, we entered into an agreement with Cancer Therapeutics, Inc. whereby we granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China. We refer you to the footnotes to the consolidated financial statements for additional information regarding this collaboration.

VTA Licensing Collaborations

                During December 2002, we granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under our Vascular Targeting Agent (“VTA”) technology. Under the terms of the agreement, we received an up-front payment and could also receive future milestone payments and a royalty on net sales, as defined in the agreement, based on development success of each product candidate. Under the same agreement, we granted Schering an option to obtain certain non-exclusive rights to the VTA technology with predetermined up-front fees and milestone payments as defined in the agreement. To our knowledge, Schering A.G. has not publicly disclosed the developmental status of the project. Financial information pertaining to this collaboration is included in the notes to the consolidated financial statements.

                During February 2001, we completed a licensing deal with SuperGen, Inc. (“SuperGen”) to license a segment of our VTA technology, specifically related to Vascular Endothelial Growth Factor (“VEGF”) in combination with certain toxins or killing agents. Under the terms of the licensing agreement, we received an initial equity investment, continue to receive an annual license fee until an IND is filed, and we could receive additional milestone payments based on the development success, plus receive a royalty on net sales of all drugs commercialized by SuperGen utilizing the VEGF technology. To our knowledge, SuperGen has not publicly disclosed the development status of the project. Financial information pertaining to this collaboration is included in the notes to the consolidated financial statements.

Contract Manufacturing Capabilities

                During January 2002, we commenced the operations of our wholly-owned subsidiary, Avid Bioservices, Inc., which was formed from the facilities and expertise of Peregrine. Avid provides an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices (“cGMP”). Avid’s current manufacturing capacity includes four bioreactors: 1,000 liter, 300 liter, 100 liter and 22.5 liter.

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

                Avid can provide an array of services to a variety of companies in the biotechnology and pharmaceutical industries. Even though much of the process is very technical, knowledge of the process should assist you in understanding the overall business. The manufacturing of monoclonal antibodies and recombinant proteins under cGMP is a complex process and includes several phases before the finished drug product is released to the client. The first phase of the manufacturing process is to receive the production cell line (the cells that produce the desired protein) and any available process information from the client. The cell line must be adequately tested according to FDA guidelines by an outside laboratory to certify that it is suitable for cGMP manufacturing. This testing generally takes between one and three months to complete, depending on the necessary testing. The cell line that is sent may either be from a master cell bank (base cells from which all future cells will be grown), which is already fully tested or may represent a research cell line. In the case of a research cell line, Avid can use the research cell line to produce master and working cell banks. Clients often request further development through media screening and adaptation followed by small scale bioreactor process development in 1 to 5 liter bioreactor systems. In parallel to the production of the master and working cell banks, the growth and productivity characteristics of the cell line may be evaluated in the research and development labs and paper work to support the production plan. The whole manufacturing process (master cell bank characterization, process development, assay development, raw materials specifications, test methods, downstream processing methods, purification methods, testing methods and final release specifications) must be developed and documented prior to the commencement of manufacturing in the bioreactors. The second phase of the process is in the manufacturing facility. Once the process is developed, pilot runs are performed using smaller scale bioreactors, such as the 22.5 liter bioreactor, in order to verify the process. Once the process is set, a pilot run or runs at full scale will be performed to finalize batch record development. Material produced during these runs is often used for toxicology studies. After the pilot batch run(s) is completed, full-scale cGMP manufacturing is typically initiated. Once the cGMP run(s) is completed, batch samples are sent to an outside lab for various required tests, including sterility and viral testing. Once the test results verify the antibodies meet specifications, the product is released and shipped to the client.

                Each contract is tailored to meet the specific needs of the client. Full process development from start to product release can take ten months or longer. Research and development work can take from two months to over six months. All stages of manufacturing can generally take between one to several weeks depending on the manufacturing method and process. Product testing and release can take up to three months to complete.

                Given its inherent complexity, necessity for detail, and magnitude (contracts may be into the millions of dollars), the contract negotiations and sales cycle for cGMP manufacturing services can take a significant amount of time. Our anticipated sales cycle from client introduction to signing an agreement will take anywhere from between three to six months to over one year. Introduction to Avid’s services will usually come from word of mouth, exposure from direct mailings, exposure from attendance at conferences or from advertising in trade journals. The sales cycle consists of the introduction phase, the proposal phase, the audit phase, the contract phase and the project initiation phase. The client sets the speed at which the process moves.

                To date, Avid has been audited and qualified by both large and small, domestic and foreign biotechnology companies interested in the production of monoclonal antibodies for clinical trial use. Additionally, Avid has been audited by the European Agency for the Evaluation of Medicinal Products (“EMEA”), the United States Food and Drug Administration (“FDA”) and the California Department of Health.

Government Regulation

                Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the production of our products under development. Our products and our research and development activities, are subject to extensive governmental regulation in the U.S. and in other countries, including the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, also as amended, as well as to other federal, state, and local statutes and regulations. These laws, and similar laws outside the U.S., govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record keeping, reporting, advertising and promotion of our products, if approved. Violations of regulatory requirements at any stage may result in various adverse consequences, including regulatory delay in approving or refusal to approve a product, enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

                The regulatory process, which includes extensive pre-clinical testing and clinical trials of each clinical candidate to study its safety and efficacy, is uncertain, takes many years and requires the expenditure of substantial resources. We cannot assure you that the clinical trials of our product candidates under development will demonstrate the safety and efficacy of those product candidates to the extent necessary to obtain regulatory approval.

                The activities required before a product may be marketed in the United States, such as Cotara® or Tarvacin™, are generally performed in the following sequential steps:

1.	Pre-clinical testing. This includes laboratory testing of our products in animals to determine safety, efficacy and potential toxicity. Pre-clinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice.

2.	Submission to the FDA of an investigational new drug application (“IND”). The results of pre-clinical studies, together with manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND, which must become effective before the clinical trials can begin. Once the IND is filed, the FDA has 30 days to review it. The IND will automatically become effective 30 days after the FDA receives it, unless the FDA indicates prior to the end of the 30-day period that the proposed protocol raises concerns that must be resolved to the FDA’s satisfaction before the trials may proceed. If the FDA raises concerns, we may be unable to resolve the proposed protocol to the FDA’s approval in a timely fashion, if at all.

3.	Completion of clinical trials. Human clinical trials are necessary to seek approval for a new drug or biologic and typically involve a three-phase process. In phase I, small clinical trials are generally conducted to determine the safety of the product. In phase II, clinical trials are generally conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In phase III, clinical trials are generally conducted to provide sufficient data for the statistically valid proof of safety and efficacy. Clinical trials must be conducted according to good clinical practices under protocols that detail the trial’s objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated, and informed consent must be obtained from all study subjects. Each protocol must be submitted to the FDA as part of the IND. The FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the agency. In addition, before a clinical trial can be initiated, each clinical site or hospital administering the product must have the protocol reviewed and approved by an independent institutional review board (“IRB”). The independent IRB will consider, among other things, ethical factors and the safety of human subjects. The independent IRB may require changes in a protocol, which may delay initiation or completion of a study. Phase I, Phase II or Phase III clinical trials may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, the FDA or an independent IRB may suspend a clinical trial at any time for various reasons, including a finding that the healthy individuals or the patients are being exposed to an unacceptable health risk.

4.	Submission to the FDA of a Biologics License Application (“BLA”) or New Drug Application (“NDA”). After completion of clinical studies for a biologics product, a Biologics License Application (“BLA”) or New Drug Application (“NDA”) is submitted to the FDA for product marketing approval. No action can be taken to market any new drug or biologic product in the United States until the FDA has approved an appropriate marketing application.

5.	FDA review and approval of the BLA or NDA before the product is commercially sold or shipped. The results of pre-clinical studies and clinical trials and manufacturing information are submitted to the FDA in the form of a BLA or NDA for approval of the manufacture, marketing and commercial shipment of the product. The FDA may take a number of actions after the BLA or NDA is filed, including but not limited to, denying the BLA or NDA if applicable regulatory criteria are not satisfied, requiring additional clinical testing or information; or requiring post-market testing and surveillance to monitor the safety or efficacy of the product. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

                In addition, we are subject to regulation under state, federal, and international laws and regulations regarding occupational safety, laboratory practices, the use and handling of radioactive isotopes, environmental protection and hazardous substance control, and other regulations. Our clinical trial and research and development activities involve the controlled use of hazardous materials, chemicals and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our financial resources. In addition, disposal of radioactive materials used in our clinical trials and research efforts may only be made at approved facilities. We believe that we are in material compliance with all applicable laws and regulations including those relating to the handling and disposal of hazardous and toxic waste.

                Our product candidates, if approved, may also be subject to import laws in other countries, the food and drug laws in various states in which the products are or may be sold and subject to the export laws of agencies of the United States government.

                In addition, we must also adhere to current Good Manufacturing Practice (“cGMP”) and product-specific regulations enforced by the FDA through its facilities inspection program. Failure to comply with manufacturing regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

                During fiscal year 1999, the Office of Orphan Products Development of the FDA determined that Cotara® qualified for orphan designation for the treatment of glioblastoma multiforme and anaplastic astrocytoma (both brain cancers). The 1983 Orphan Drug Act (with amendments passed by Congress in 1984, 1985, and 1988) includes various incentives that have stimulated interest in the development of orphan drug and biologic products. These incentives include a seven-year period of marketing exclusivity for approved orphan products, tax credits for clinical research, protocol assistance, and research grants. Additionally, legislation re-authorizing FDA user fees also created an exemption for orphan products from fees imposed when an application to approve the product for marketing is submitted. A grant of an orphan designation is not a guarantee that a product will be approved. If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another entity from receiving approval for the same or a similar drug for the same or other uses.

Manufacturing and Raw Materials

                Manufacturing. We manufacture pharmaceutical-grade products to supply our previous and ongoing clinical trials through our wholly-owned subsidiary, Avid Bioservices, Inc. We have assembled a team of experienced scientific, production and regulatory personnel to facilitate the manufacturing of our antibodies, including Cotara® and Tarvacin™.

                Our Tarvacin™ product is shipped directly from our facility to the clinical trial sites. Our Cotara® antibodies are shipped to a third party facility for radiolabeling (the process of attaching the radioactive agent, Iodine 131, to the antibody). From the radiolabeling facility, the radiolabeled Cotara® antibodies are shipped directly to the clinical site for use in clinical trials. We are evaluating other options for commercial radiolabeling, including the development of a product kit that will enable hospitals to combine the antibody and radioactive isotope locally at each site. Any commercial radiolabeling supply arrangement will require a significant investment of funds by us in order for a radiolabeling vendor to develop the expanded facilities necessary to support our product. There can be no assurance that material produced by our current radiolabeling supplier will be suitable for commercial quantities to meet the possible demand of Cotara®, if approved. We will continue with our research in radiolabeling scale-up, but we believe this research will be eventually supported by a potential licensing or marketing partner for Cotara®.

                Raw Materials.   Various common raw materials are used in the manufacture of our products and in the development of our technologies. These raw materials are generally available from several alternate distributors of laboratory chemicals and supplies. We have not experienced any significant difficulty in obtaining these raw materials and we do not consider raw material availability to be a significant factor in our business.

Patents and Trade Secrets

                Peregrine continues to seek patents on inventions originating from ongoing research and development activities within the Company and in collaboration with other companies and university researchers. Patents, issued or applied for, cover inventions relating in general to cancer therapy and anti-viral therapy and in particular to different antibodies and conjugates, methods and devices for labeling antibodies, and therapeutic uses of the antibodies and conjugates. We intend to pursue opportunities to license these technologies and any advancements or enhancements, as well as to pursue the incorporation of our technologies in the development of our own products.

                Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have either been issued patents or have patent applications pending that relate to a number of current and potential products including products licensed to others. We consider that in the aggregate our patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. In general, we have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use or sale of our products. These licenses (both exclusive and non-exclusive) generally require us to pay royalties to the parties. The terms of the licenses, obtained and that we expect to be obtained, are not expected to significantly impact the cost structure or marketability of the Company’s products.

                In general, the patent position of a biotechnology firm is highly uncertain and no consistent policy regarding the breadth of issued claims has emerged from the actions of the U.S. Patent Office with respect to biotechnology patents. Similar uncertainties also exist for biotechnology patents in important overseas markets. Accordingly, there can be no assurance that our patents, including those issued and those pending, will provide protection against competitors with similar technology, nor can there be any assurance that such patents will not be legally challenged, invalidated, infringed upon or designed around by others.

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

                No one has sued us for infringement and no third party has asserted their patents against us that we believe are of any merit. However, there can be no assurances that such lawsuits have not been or will not be filed and, if so filed, that we will prevail or be able to reach a mutually beneficial settlement. We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and diagnostic products. We typically place restrictions in our agreements with third parties, which contractually restricts their right to use and disclose any of the Company’s proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees. There can be no assurance, however, that others may not independently develop similar technology or that the Company’s secrecy will not be breached.

Customer Concentration and Geographic Area Financial Information

                We are currently in the research and development phase for all of our products and we have not generated any product sales from any of our technologies under development. For financial information concerning Avid’s customer concentration and geographic areas of its customers, see Note 12, “Segment Reporting” to the consolidated financial statements.

Marketing Our Potential Products

                We intend to sell our products, if approved, in the United States and internationally in collaboration with marketing partners or through an internal sales force. If the FDA approves Cotara® or Tarvacin™ or our other product candidates under development, the marketing of these product candidates will be contingent upon us entering into an agreement with a company to market our products or upon us recruiting, training and deploying our own sales force. We do not presently possess the resources or experience necessary to market TNT (Cotara®), Tarvacin™ or our other product candidates and we currently have no arrangements for the distribution of our product candidates. Development of an effective sales force requires significant financial resources, time, and expertise. There can be no assurance that we will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner or that such a sales force will be capable of generating demand for our product candidates.

Competition

                The pharmaceutical and biotechnology industry is intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will be competing with existing therapies. In addition, we are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of antibody-based products that have commenced clinical trials with, or have successfully commercialized, antibody products. Some or all of these companies may have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to our technologies and products.

                We are conducting the initial part of our Cotara® product registration trial for the treatment of recurrent brain cancer as a stand-alone study in collaboration with New Approaches to Brain Tumor Therapy (“NABTT”) consortium. Companies conducting late stage clinical trials in brain cancer that may compete with us include, among others, Xenova Group plc, Allos Therapeutics, Inc. and NeoPharm, Inc. Xenova has begun patient dosing in a phase III clinical trial of TransMID™ for the treatment of progressive or recurrent non-operable glioblastoma multiforme. Allos is developing RSR13 (efaproxiral) for the treatment of patients with brain metastases originating from breast cancer in a phase III study. NeoPharm is developing IL13-PE38QQR for the treatment of recurrent glioblastoma multiforme in a Phase III study.

                Tarvacin™ for the treatment of advanced solid cancers is currently in Phase I clinical trials. As for Tarvacin™, there are a number of possible competitors with approved products or developing targeted agents in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin™ by Genentech, Gleevec® by Novartis, Tarceva™ by OSI Pharmaceuticals and Genentech, Erbitux™ by ImClone, and panitumumab by Abgenix. Due to the significant number of companies attempting to develop cancer therapeutics combined with the fact that Tarvacin™ is in Phase I development, we cannot provide an accurate listing of all possible competitors at this stage of development. In addition, we received clearance from the FDA to commence a Phase I clinical trial using Tarvacin™ for the treatment of HCV. There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough, and Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. In addition, a number of companies have products in clinical trials for the treatment of HCV, such as Schering-Plough, Vertex Pharmaceuticals Incorporated, Valeant Pharmaceuticals International, Anadys Pharmaceuticals, Inc., among others.

Research and Development

                A major portion of our operating expenses to date is related to research and development. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of the Company’s technologies under development, (iii) the costs to manufacture the product candidates, including raw materials and supplies, (iv) intellectual property filing and maintenance fees, (v) expenses for research and services rendered under outside contracts, including sponsored research funding, and (vi) facility expenses. Research and development expenses were $11,164,000 in fiscal year 2005, $9,673,000 in fiscal year 2004, and $8,744,000 in fiscal year 2003.

Corporate Governance

                Our Board is committed to legal and ethical conduct in fulfilling its responsibilities. The Board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies comprising the Company’s Code of Business Conduct and Ethics. The Board of Directors (the “Board”) of the Company adopted the corporate governance policies and charters. Copies of the following corporate governance documents are posted on our website, and are available free of charge, at www.peregrineinc.com: (1) Peregrine Pharmaceuticals, Inc. Code of Business Conduct and Ethics (2) Peregrine Pharmaceuticals, Inc. Charter of the Nominating Committee of the Board of Directors, (3) Peregrine Pharmaceuticals, Inc. Charter of the Audit Committee of the Board of Directors, and (4) Peregrine Pharmaceuticals, Inc. Charter of the Compensation Committee of the Board of Directors. If you would like a printed copy of any of these corporate governance documents, please send your request to Peregrine Pharmaceuticals, Inc., Attention: Corporate Secretary, 14272 Franklin Avenue, Tustin, California 92780.

Human Resources

                As of April 30, 2005, we employed 84 full-time employees and 6 part-time employees. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

GLOSSARY OF TERMS

2C3 ANTIBODY - Peregrine’s mouse derived antibody that inhibits a key tumor blood vessel growth factor known as Vascular Endothelial Growth Factor (“VEGF”) from inducing the formation of blood vessels in solid tumors based on pre-clinical studies. The 2C3 antibody is part of Peregrine’s anti-angiogenesis compound family under development for the treatment of cancer and other diseases dependent on aberrant blood vessel formation.

3G4 ANTIBODY  – Peregrine’s mouse derived antibody that preferentially binds to the aminophospholipids.

ANGIOGENESIS - The formation of new blood vessels.

ANTI-PHOSPHOLIPID THERAPY  - The study of phospholipids as targets for therapeutic and diagnostic intervention forms the basis of our Anti-Phospholipid Therapy technology platform. We and our collaborators have been studying the characteristics of phospholipids in a variety of different diseases.

ANTIBODY - Protein formed by the body to help defend against infection and disease.

ANTIGEN - Any substance that antagonizes or stimulates the immune system to produce antibodies.

CELL LINES - Specific cell types artificially maintained in the laboratory (in-vitro) for scientific purposes.

CHEMOTHERAPY  - Treatment of disease by means of chemical substances or drugs.

CHIMERIC -  A type of antibody that is mostly human and partially mouse.

cGMP  - current Good Manufacturing Practices; regulations established by the FDA for the manufacture, processing, packing, or holding of a drug to assure that such drug meets the requirements of the Federal Food, Drug and Cosmetic Act as to safety, and has the identity and strength and meets the quality and purity characteristics that it purports or is represented to possess.

COTARA® - The tradename of our first Tumor Necrosis Therapy clinical compound. Cotara® is a chimeric monoclonal antibody combined with Iodine 131 (radioisotope) that targets dead and dying cells found primarily at the core of a tumor.

CYTOKINE - A chemical messenger protein released by certain white blood cells. The cytokines include the interferons, the interleukins, Tumor necrosis factor, and many others. Cytokines produced by lymphatic cells are also called “Lymphokines.”

DNA (DEOXYRIBONUCLEIC ACID) - A complex protein that is the carrier of genetic information.

ENDOTHELIAL CELLS  - A layer of flat cells that line blood vessels.

EPITOPE - A unique shape or marker carried on an antigen’s surface that triggers a corresponding antibody response.

FDA  - the U.S. Food and Drug Administration; the government agency responsible for regulating the food, drug and cosmetic industries, including the commercial approval of pharmaceuticals in the United States.

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

MEDIAN SURVIVAL TIME  - The time at which half of the patients with a given disease are found to be, or are expected to be, alive. In a clinical trial, the median survival time is a way to measure the effectiveness of a product.

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

PHOSPHOLIPIDS  - Phospholipids are normal cellular structures that are present in all cells of the human body and form the building blocks that make-up the outer and inner surface of cells responsible for maintaining integrity and normal functions.

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

TARVACIN™  - The tradename of Peregrine’s first Anti-Phospholipid Therapy clinical compound. Tarvacin™ is a chimeric version of 3G4 in which most of the mouse portion of the antibody has been replaced with a human antibody. This was performed in order to reduce the likelihood of the human body recognizing the antibody as foreign and developing an immune response to 3G4.

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

VASCULAR TARGETING AGENTS (“VTAs”)  - Monoclonal antibodies and other targeting agents that recognize markers found specifically on tumor blood vessels.

VASOPERMEATION ENHANCEMENT AGENTS (“VEAs”)  - A new generation of drugs which increase the uptake of therapeutic agents to solid tumors.

VASCULAR ENDOTHELIAL GROWTH FACTOR (“VEGF”) - A growth factor that plays a role in a number of normal processes including blood vessel formation (angiogenesis) and immune system regulation.

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of Peregrine, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, royalties, contract manufacturing revenues, expenses, net income and earnings per share.

If We Cannot Obtain Additional Funding, Our Product Development And Commercialization Efforts May Be Reduced Or Discontinued And We May Not Be Able To Continue Operations.

At April 30, 2005, we had approximately $9.8 million in cash and cash equivalents. We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly-owned subsidiary, Avid Bioservices, Inc. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development. While we expect Avid to generate revenues in the foreseeable future, we expect our monthly negative cash flow to continue for the foreseeable future, due to our clinical trial activities using Cotara®, our two Tarvacin™ clinical trials (both solid cancer tumors and hepatitis C virus infection), our anticipated development costs associated with Anti-Phospholipid Therapy, Vasopermeation Enhancement Agents (“VEAs”) and Vascular Targeting Agents (“VTAs”), and possible expansion of our manufacturing capabilities. We believe we have sufficient cash on hand to meet our obligations on a timely basis through at least fiscal year 2006.

In addition to the operations of Avid, we plan to obtain any necessary financing through one or more methods including either equity or debt financing and/or negotiating additional licensing or collaboration agreements for our technology platforms. There can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

Successful Development Of Our Products Is Uncertain. To Date, No Revenues Have Been Generated From The Commercial Sale Of Our Products And Our Products May Not Generate Revenues In The Future.

Our development of current and future product candidates is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

•	delays in product development, clinical testing or manufacturing;

•	unplanned expenditures in product development, clinical testing or manufacturing;

•	failure in clinical trials or failure to receive regulatory approvals;

•	emergence of superior or equivalent products;

•	inability to manufacture on our own, or through others, product candidates on a commercial scale;

•	inability to market products due to third party proprietary rights;

•	election by our partners not to pursue product development;

•	failure by our partners to develop products successfully; and

•	failure to achieve market acceptance.

In certain instances, we have experienced delays in our product development and clinical testing as a result of slower than anticipated patient recruitment. In addition, we determined not to continue the further development of one product candidate, Oncolym®, due to the failure by our partners to develop products successfully and the emergence of superior or equivalent products, such as Bexxar™, Zevalin®, and Rituxan®.

Because of these risks, our research and development efforts or those of our partners may not result in any commercially viable products. If significant portions of these development efforts are not successfully completed, required regulatory approvals are not obtained or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

Because our licensing partners and we have not begun commercial sales of our products, our revenue and profit potential are unproven and our limited operating history makes it difficult for an investor to evaluate our business and prospects. Our technology may not result in any meaningful benefits to our current or potential partners. No revenues have been generated from the commercial sale of our products, and our products may not generate revenues in the future. Further, due to our limited operating history, we have difficulty accurately forecasting our revenue. Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in a new and rapidly evolving industry.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred during the past three fiscal years:

Net Loss

Fiscal Year 2005	$15,452,000
Fiscal Year 2004	$14,345,000
Fiscal Year 2003	$11,559,000

As of April 30, 2005, we had an accumulated deficit of $169,803,000. While we expect to generate revenues from Avid’s contract manufacturing services, in an effort to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate product or royalty revenues for at least the next 2 years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

Our Product Development Efforts May Not Be Successful.

Since inception, we have been engaged in the development of drugs and related therapies for the treatment of people with cancer. We recently began exploring the use of one of our product candidates, Tarvacin™, for the treatment of viral infections (in particular enveloped viruses) and are in the process of enrolling a clinical trial for the treatment of people with the hepatitis C virus. Our product candidates have not received regulatory approval and are generally in research, clinical and pre-clinical stages of development. If the results from any of the clinical trials are poor, those results may adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress through clinical trials or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, the eligibility criteria for the study, and the availability of insurance coverage. In addition, because our Cotara® product currently in clinical trials represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our clinical study.

Clinical Trials Required For Our Product Candidates Are Expensive And Time Consuming, And Their Outcome Is Uncertain.

In order to obtain FDA approval to market a new drug product, our partners or we must demonstrate proof of safety and efficacy in humans. To meet these requirements, our partners or we will have to conduct extensive pre-clinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting pre-clinical or clinical trials may cause us to incur additional operating expenses. Moreover, we will continue to be affected by delays associated with the pre-clinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;

•	the need or desire to modify our manufacturing processes;

•	slower than expected rates of patient recruitment;

•	the inability to adequately observe patients after treatment;

•	changes in regulatory requirements for clinical trials;

•	the lack of effectiveness during the clinical trials;

•	unforeseen safety issues;

•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and

•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

Even if we obtain positive results from pre-clinical or clinical trials, we may not achieve the same success in future trials. Clinical trials may not demonstrate statistically sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates employing our technology.

Historically, we have experienced slower than expected rates of patient recruitment in certain of our Cotara® clinical trials. As a result, in certain instances, we have experienced delays in our product development and clinical testing. Clinical trials that we conduct or that third-parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. The failure of clinical trials to demonstrate safety and effectiveness for our desired indications could harm the development of that product candidate as well as other product candidates. Any change in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

If We Cannot License Or Sell Cotara®, It May Be Delayed Or Never Be Further Developed.

We have recently concluded our Phase I study with Cotara® for colorectal cancer, and recently entered into a collaboration with New Approaches to Brain Tumor Therapy Consortium (“NABTT”) to initiate the first part of our FDA approved Phase II/III registration trial with Cotara® for the treatment of brain cancer. The Cotara® Phase II/III registration study for brain cancer is at the stage in development where substantial financial resources are needed to complete clinical studies necessary for potential product approval. We do not presently have the financial resources internally to complete the entire remaining portion of the Phase II/III registration trial. We therefore intend to continue to seek a licensing or funding partner for Cotara®, and hope that the data from this collaboration with NABTT will enhance our chances of finding such partner. If a partner is not found for this technology, we may not be able to advance the project past its current state of development. Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based anti-cancer drug, we may not find a suitable partnering candidate for Cotara®. If we are not successful in licensing or funding Cotara®, we may explore the possibility of a spin-off of the technology into a separate entity whereby the Company will contribute the technology and the other entity will fund future clinical development in exchange for a percentage ownership of the new entity. We cannot assure you that we will be able to find a suitable licensing or funding partner for this technology. Furthermore, we cannot assure you that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

Our Dependency On One Radiolabeling Supplier May Negatively Impact Our Ability To Complete Clinical Trials And Market Our Products.

We have procured our antibody radioactive isotope combination services (“radiolabeling”) with Iso-tex Diagnostics, Inc. for all clinical trials using Cotara®. If this supplier is unable to continue to qualify its facility or label and supply our antibody in a timely manner, our current clinical trial or potential licensing partner clinical trials using radiolabeling technology could be adversely affected and delayed. While there are other suppliers for radioactive isotope combination services, our clinical trial would be delayed for up to 12 to 18 months because it may take that amount of time to certify a new facility under current Good Manufacturing Practices and qualify the product, plus we would incur significant costs to transfer our technology to another vendor. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services. An antibody that has been combined with a radioactive isotope, such as Iodine 131, cannot be stored for long periods of time, as it must be used within one week of being radiolabeled to be effective. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials conducted by us or a potential licensing partner.

Our Manufacturing Facilities May Not Continue To Meet Regulatory Requirements And Have Limited Capacity.

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured be in compliance with current good manufacturing practices, or cGMP requirements. To be successful, our therapeutic products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs. Currently, we manufacture all pre-clinical and clinical material through Avid Bioservices, our wholly-owned subsidiary. While we believe our current facilities are adequate for the limited production of product candidates for clinical trials, our facilities may not be adequate to produce sufficient quantities of any products for commercial sale.

If we are unable to establish and maintain a manufacturing facility or secure third-party manufacturing capacity within our planned time and cost parameters, the development and sales of our products and our financial performance may be materially harmed.

We may also encounter problems with the following:

•	production yields;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with FDA regulations, including the demonstration of purity and potency;

•	changes in FDA requirements;

•	production costs; and/or

•	development of advanced manufacturing techniques and process controls.

In addition, any third-party manufacturer and we will be required to register manufacturing facilities with the FDA and other regulatory authorities. The facilities will be subject to inspections confirming compliance with cGMP or other regulations. If any of our third-party manufacturers or we fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

The Manufacture Of Our Products And The Products Of Avid’s Customers Is Subject To Government Regulation.

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

We May Have Significant Product Liability Exposure Because We Maintain Only Limited Product Liability Insurance.

We face an inherent business risk of exposure to product liability claims in the event that the administration of one of our drugs during a clinical trial adversely affects or causes the death of a patient. Although we maintain product liability insurance for clinical studies in the amount of $1,000,000 per occurrence or $1,000,000 in the aggregate on a claims-made basis, this coverage may not be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall, could negatively impact our financial position and results of operations.

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

The Liquidity Of Our Common Stock Will Be Adversely Affected If Our Common Stock Is Delisted from The Nasdaq SmallCap Market.

Our common stock is presently traded on The Nasdaq SmallCap Market. To maintain inclusion on The Nasdaq SmallCap Market, we must continue to meet the following six listing requirements:

1.	Net tangible assets of at least $2,500,000 or market capitalization of at least $35,000,000 or net income of at least $500,000 in either our latest fiscal year or in two of our last three fiscal years;

2.	Public float of at least 500,000 shares;

3.	Market value of our public float of at least $1,000,000;

4.	A minimum closing bid price of $1.00 per share of common stock, without falling below this minimum bid price for a period of 30 consecutive trading days;

5.	At least two market makers; and

6.	At least 300 stockholders, each holding at least 100 shares of common stock.

We cannot guarantee that we will be able to maintain the minimum closing bid price requirement or maintain any of the other requirements in the future. The market price of our common stock has generally been highly volatile. During fiscal year 2005, the trading price of our common stock on the Nasdaq SmallCap Market ranged from $0.88 per share to $1.96 per share. If we fail to meet any of the Nasdaq SmallCap Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

If our common stock is delisted, we would apply to have our common stock quoted on the over-the-counter electronic bulletin board. Upon any such delisting, our common stock would become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks. A penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National or SmallCap Market, that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of April 30, 2005, we had approximately 152,983,000 shares of our common stock outstanding, and the last reported sales price of our common stock was $1.21 per share on April 29, 2005.

We could also issue up to approximately 24,724,000 additional shares of our common stock upon the exercise of outstanding options and warrants as further described in the following table:

	Number of Shares Outstanding	Weighted Average Per Share Exercise Price

Common shares issuable upon exercise of outstanding stock options	11,182,000	$ 1.61
Common shares issuable upon exercise of outstanding warrants	13,542,000	$ 1.81

Total	24,724,000	$ 1.72

Of the total warrants and options outstanding as of April 30, 2005, approximately 10,778,000 option and warrants would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at April 30, 2005.

Our Highly Volatile Stock Price And Trading Volume May Adversely Affect The Liquidity Of Our Common Stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three years ended April 30, 2005:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)

	High	Low	High	Low

Fiscal Year 2005
Quarter Ended April 30, 2005	$ 1.64	$ 1.11	5,945	223
Quarter Ended January 31, 2005	$1.45	$ 0.99	6,128	160
Quarter Ended October 31, 2004	$ 1.96	$ 0.95	2,141	148
Quarter Ended July 31, 2004	$ 1.92	$ 0.88	1,749	131
Fiscal Year 2004
Quarter Ended April 30, 2004	$ 2.85	$ 1.56	3,550	320
Quarter Ended January 31, 2004	$ 3.14	$ 2.01	6,062	201
Quarter Ended October 31, 2003	$ 2.44	$ 1.25	18,060	314
Quarter Ended July 31, 2003	$ 2.19	$ 0.60	12,249	255
Fiscal Year 2003
Quarter Ended April 30, 2003	$ 0.85	$ 0.44	3,239	94
Quarter Ended January 31, 2003	$ 1.20	$ 0.50	3,619	59
Quarter Ended October 31, 2002	$ 0.93	$ 0.35	1,696	104
Quarter Ended July 31, 2002	$ 2.29	$ 0.66	1,686	113

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	Announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;

•	our financial results or that of our competitors;

•	published reports by securities analysts;

•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;

•	developments and/or disputes concerning our patent or proprietary rights;

•	regulatory developments and product safety concerns;

•	general stock trends in the biotechnology and pharmaceutical industry sectors;

•	public concerns as to the safety and effectiveness of our products;

•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and

•	health care reimbursement reform and cost-containment measures implemented by government agencies.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

If We Are Unable To Obtain, Protect And Enforce Our Patent Rights, We May Be Unable To Effectively Protect Or Exploit Our Proprietary Technology, Inventions And Improvements.

Our success depends in part on our ability to obtain, protect and enforce commercially valuable patents. We try to protect our proprietary positions by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. However, if we fail to obtain and maintain patent protection for our proprietary technology, inventions and improvements, our competitors could develop and commercialize products that would otherwise infringe our patents.

Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical fields are still evolving. Accordingly, the degree of future protection for our patent rights is uncertain. The risks and uncertainties that we face with respect to our patents include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents that issue may not provide meaningful protection;

•	we may be unable to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us may not provide a competitive advantage;

•	other parties may challenge patents licensed or issued to us;

•	disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, corporate partners and other scientific collaborators; and

•	other parties may design around out patented technologies.

We May Become Involved In Lawsuits To Protect Or Enforce Our Patents That Would Be Expensive And Time Consuming.

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our patent application at risk of not being issued.

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

The biotechnology industry is intensely competitive. We face competition from pharmaceutical companies, pharmaceutical divisions of chemical companies, and biotechnology companies of various sizes. Some or all of these companies may have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to our technologies and products. We are conducting the initial part of our Cotara® product registration trial for the treatment of recurrent brain cancer as a stand-alone study in collaboration with New Approaches to Brain Tumor Therapies (“NABTT”) consortium.

Companies conducting late stage clinical trials in brain cancer that may complete with us include, among others, Xenova Group plc, Allos Therapeutics, Inc. and NeoPharm. Xenova has begun patient dosing in a phase III clinical trial of TransMID™ for the treatment of progressive or recurrent non-operable glioblastoma multiforme. Allos Therapeutics, Inc. is developing RSR13 (efaproxiral) for the treatment of patients with brain metastases originating from breast cancer in a phase III study. NeoPharm is developing IL13-PE38QQR for the treatment of recurrent glioblastoma multiforme in a Phase III study. Most of our other products are in early stages of development or clinical trials, including Tarvacin™. Tarvacin™ for the treatment of advanced solid cancers is currently in Phase I clinical trials. As for Tarvacin™, there are a number of possible competitors with approved products or developing targeted agents in combination with standard chemotherapy, including but not limited to, Avastin™ by Genentech, Iressa® by AstraZeneca, Gleevec® by Novartis, Tarceva™ by OSI Pharmaceuticals and Genentech, Erbitux™ by ImClone, and panitumumab by Abgenix.

Due to the significant number of companies attempting to develop cancer therapeutics combined with the fact that our other products are generally in early stages of development, we cannot provide an accurate listing of all possible competitors at this stage of development. In addition, we received clearance from the FDA to commence a Phase I clinical trial using Tarvacin™ for the treatment of hepatitis C virus (“HCV”). There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough, and Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. In addition, a number of companies have products in clinical trials for the treatment of HCV, such as Schering-Plough, Vertex Pharmaceuticals Incorporated, Valeant Pharmaceuticals International, Anadys Pharmaceuticals, Inc., among others.

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

Our success is dependent, in part, upon a limited number of key executive officers, each of whom is an at-will employee, and also upon our scientific researchers. For example, because of his extensive understanding of our technologies and product development programs, the loss of Mr. Steven King, our President and Chief Executive Officer, would adversely affect our development efforts and clinical trial programs during the 6 to 12 month period we estimate it would take to find and train a qualified replacement.

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

ITEM 2.                  PROPERTIES

                The Company’s corporate, research and development, and clinical trial operations are located in two Company-leased office and laboratory buildings with aggregate square footage of approximately 47,770 feet. The facilities are adjacent to one another and are located at 14272 and 14282 Franklin Avenue, Tustin, California 92780-7017. The Company currently makes combined monthly lease payments of approximately $62,000 for these facilities with a 3.35% rental increase every two years. The next rental increase is scheduled for December 2006. The lease, which commenced in December 1998, has an initial twelve-year term with two five-year term extensions. The Company believes its facilities are adequate for its current needs and that suitable additional substitute space would be available if needed.

ITEM 3.                  LEGAL PROCEEDINGS

                We are a party to various legal proceedings, including licensing and contract disputes and other matters.

                On December 16, 2004, we filed a lawsuit against the University of Southern California (“USC”) and Alan Epstein, M.D. The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles, Central District. The lawsuit alleges that USC has breached various agreements with the Company by (i) failing to protect the Company’s patent rights in Japan with respect to certain technology exclusively licensed from USC due to non-payment of annuities, (ii) failing to provide accounting documentation for research expenditures, and (iii) misusing certain antibodies the Company provided to USC and Dr. Epstein for research. The claims against Dr. Epstein, who was a scientific advisor and former consultant to the Company, involve breach of contract for misusing certain antibodies and breach of fiduciary duties. The Company is seeking unspecified damages, declaratory relief with respect to its rights under the option and license agreement pursuant to which it acquired the rights to the technology, and an accounting of research expenditures. Because the lawsuit is ongoing, the final outcome of this matter cannot be determined at this time.

                On September 30, 2004, we filed a lawsuit against Knobbe, Martens, Olson & Bear, LLP and Joseph Reisman, of the law firm Knobbe, Martens, Olson & Bear, LLP, in San Diego Superior Court. This suit is related to the above-mentioned USC’s failure to protect patent rights in Japan. Accordingly, the case against the Knobbe firm was dismissed in connection with receiving a tolling agreement extending the statute of limitations on our claims against the firm while USC pursues those claims.

                In addition, we are currently investigating whether certain technologies developed at USC and subsequently licensed to a private company, Pivotal BioSciences, Inc., an entity we believe is partially owned by the principal investigator and others at USC, were developed using resources under our sponsored research agreement with USC and/or funding provided from another source for which we have geographic technology rights. We are in active discussions with Pivotal BioSciences, Inc. to resolve the matter in an amicable manner. The current investigation does not affect our current rights to our technologies under development nor should it have any effect, regardless of the outcome of the investigation, on the development of any of our existing technologies.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                There were no matters submitted to a vote of security holders during the quarter ended April 30, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’
MATTERS

                (a)             Market Information.  The Company is listed on the SmallCap market of the Nasdaq Stock Market under the stock trading symbol “PPHM”. The following table shows the high and low sales price of the Company’s common stock for each quarter in the two years ended April 30, 2005:

Common Stock Sales Price

	High	Low

Fiscal Year 2005
Quarter Ended April 30, 2005	$ 1.64	$ 1.11
Quarter Ended January 31, 2005	$ 1.45	$ 0.99
Quarter Ended October 31, 2004	$ 1.96	$ 0.95
Quarter Ended July 31, 2004	$ 1.92	$ 0.88
Fiscal Year 2004
Quarter Ended April 30, 2004	$ 2.85	$ 1.56
Quarter Ended January 31, 2004	$ 3.14	$ 2.01
Quarter Ended October 31, 2003	$ 2.44	$ 1.25
Quarter Ended July 31, 2003	$ 2.19	$ 0.60

                (b)             Holders.  As of June 30, 2005, the number of stockholders of record of the Company’s common stock was 5,885.

                (c)             Dividends.  No dividends on common stock have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

                (d)             Recent sales of unregistered securities.  During March 2005, the Company issued an unregistered three-year warrant to a consultant for business development services to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $1.47 per share.

ITEM 6.                  SELECTED FINANCIAL DATA

                 The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2005. These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2005, included in the consolidated financial statements and notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS FIVE YEARS ENDED APRIL 30,

	2005	2004	2003	2002	2001

Revenues	$4,959,000	$3,314,000	$3,921,000	$3,766,000	$979,000

Net loss	$(15,452,000)	$(14,345,000)	$(11,559,000)	$(11,718,000)	$(9,535,000)

Basic and diluted loss per common share	$(0.11)	$(0.11)	$(0.10)	$(0.11)	$(0.10)

Weighted average shares outstanding	144,812,001	134,299,407	116,468,353	104,540,204	95,212,423

CONSOLIDATED BALANCE SHEET DATA AS OF APRIL 30,

	2005	2004	2003	2002	2001

Cash and cash equivalents	$9,816,000	$14,884,000	$3,137,000	$6,072,000	$6,327,000

Working capital	$7,975,000	$13,631,000	$1,949,000	$4,007,000	$1,446,000

Total assets	$14,245,000	$19,137,000	$5,399,000	$7,866,000	$7,900,000

Long-term debt	$434,000	$—	$760,000	$—	$2,000

Accumulated deficit	$(169,803,000)	$(154,351,000)	$(140,006,000)	$(128,447,000)	$(116,729,000)

Stockholders’ equity	$9,610,000	$14,759,000	$2,131,000	$5,083,000	$2,686,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion is included to describe the Company’s financial position and results of operations for each of the three years in the period ended April 30, 2005. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

              Peregrine Pharmaceuticals, Inc., (“Peregrine”) located in Tustin, California, is a biopharmaceutical company primarily engaged in the research, development, manufacture and commercialization of biotherapeutics directed towards the treatment of cancer, viruses and other diseases using targeted monoclonal antibodies. We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of targeted biotherapeutics and (ii) Avid Bioservices, Inc., (“Avid”) a wholly-owned subsidiary, is engaged in providing an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies.

Results of Operations

                The following table compares the statement of operations for the fiscal years ended April 30, 2005, April 30, 2004 and April 30, 2003. This table provides you with an overview of the changes in the statement of operations for the comparative periods, which changes are further discussed below.

	Years Ended April 30,			Years Ended April 30,

	2005	2004	$ Change	2004	2003	$ Change

	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing	$4,684	$3,039	$1,645	$3,039	$3,346	$(307)
License revenue	275	275	—	275	575	(300)

Total revenues	4,959	3,314	1,645	3,314	3,921	(607)

COST AND EXPENSES:
Cost of contract manufacturing	4,401	2,212	2,189	2,212	2,860	(648)
Research and development	11,164	9,673	1,491	9,673	8,744	929
Selling, general and administrative	5,098	4,225	873	4,225	2,987	1,238

Total cost and expenses	20,663	16,110	4,553	16,110	14,591	1,519

LOSS FROM OPERATIONS	(15,704)	(12,796)	(2,908)	(12,796)	(10,670)	(2,126)

OTHER INCOME
Interest and other income	265	291	(26)	291	291	—
Interest and other expense	(13)	(1,840)	1,827	(1,840)	(1,180)	(660)

NET LOSS	$(15,452)	(14,345)	(1,107)	(14,345)	(11,559)	(2,786)

Total Revenues

                Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004:

                The increase in revenues of $1,645,000 during the year ended April 30, 2005 compared to the prior year was due to an increase in contract manufacturing revenue of the same amount. The current year increase in contract manufacturing revenue was primarily due to an increase in the number of manufacturing runs completed in fiscal year 2005 compared to the prior year. Although Avid currently has a number of active projects and outstanding project proposals with various potential customers, we cannot estimate nor can we determine the likelihood that we will be successful in completing these ongoing projects or converting any of these proposals into definitive agreements during fiscal year 2006.

                Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003:

                The decrease in revenues of $607,000 during the year ended April 30, 2004 compared to the prior year was primarily due to a reduction in contract manufacturing revenue of $307,000 combined with a decrease in license revenue of $300,000. The decrease in contract manufacturing revenue was primarily due to fewer equivalent manufacturing days billed in fiscal year 2004 compared to fiscal year 2003. The decrease in license revenue was primarily due to the fiscal year 2003 recognition of $350,000 in license revenue associated with certain TNT rights licensed to Merck KGaA while we had no corresponding revenue recognized during fiscal year 2004.

Cost of Contract Manufacturing

                Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004:

                The increase in cost of contract manufacturing of $2,189,000 during the year ended April 30, 2005 compared to the prior year was primarily due to the current year increase in contract manufacturing revenue. In addition, the increase was further supplemented by costs associated with the write-off of unusable work-in-process inventory generated during the quarter ended April 30, 2005 in the amount of $605,000.

                Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003:

                The decrease in cost of contract manufacturing of $648,000 during the year ended April 30, 2004 compared to the prior year was primarily due to Peregrine’s increased use of the manufacturing facility for its products under development and the related costs being allocated to research and development expenses combined with a related decrease in contract manufacturing revenue. During the current year, we increased our antibody process development efforts associated with the Anti-Phospholipid Therapy program and the manufacturing of Tarvacin™ for research and toxicology studies required for the anticipated commencement of Phase I clinical studies.

Research and Development Expenses

                Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004:

                The increase in research and development expenses of $1,491,000 during the year ended April 30, 2005 compared to the prior year was primarily due to a net increase in expenses associated with our following platform technologies under development:

Anti-Phospholipid Therapy (Tarvacin™) – During fiscal year 2005, Anti-Phospholipid Therapy (Tarvacin™) program expenses increased $1,728,000 to $4,805,000 compared to $3,077,000 in fiscal year 2004. The increase in Anti-Phospholipid Therapy (Tarvacin™) program expenses of $1,728,000 is primarily due to increases in payroll and related expenses, various clinical trial start-up expenses, and allocated manufacturing expenses to support two separate Investigational New Drug (“IND”) applications that were filed with the U.S. Food & Drug Administration (“FDA”) during the current fiscal year using Tarvacin™, our lead Anti-Phospholipid Therapy agent, for the treatment of solid cancer tumors and chronic hepatitis C virus infection, in addition to supporting the related upcoming Tarvacin™ Phase I clinical studies associated with these IND’s, both of which received clearance from the FDA to initiate Phase I patient enrollment. In addition, intellectual property access fees increased during the current fiscal year as we expanded our coverage under the Anti-Phospholipid Therapy platform. These increases were offset by a decrease in antibody development and access fees associated with the timing of various payments due under our licensing agreements to support Tarvacin™ and other related antibodies under development.

TNT (Cotara®) – During fiscal year 2005, TNT (Cotara®) program expenses increased $833,000 to $3,183,000 compared to $2,350,000 in fiscal year 2004. The increase in TNT (Cotara®) program expenses of $833,000 is primarily due to an increase in manufacturing expenses, payroll and related expenses, and radiolabeling process expenses to support the planned initiation of a clinical study representing the first part of the Cotara® Phase II/III registration trial for the treatment of brain cancer in collaboration with the New Approaches to Brain Tumor Therapy consortium, and to support the increase in research and development programs associated with our TNT technology platform. These increases were further supplemented by an increase in technology access fees, which was primarily due to an up-front license fee to obtain certain worldwide non-exclusive rights used in the manufacturing process for the Cotara® antibody.

VEA – During fiscal year 2005, VEA program expenses decreased $624,000 to $567,000 compared to $1,191,000 in fiscal year 2004. The decrease in VEA program expenses of $624,000 is primarily due to a decrease in sponsored research fees paid to University of Southern California and stock-based compensation expense associated with the amortization of the fair value of options granted to non-employee consultants performing research and development activities that were fully amortized in the prior fiscal year. These decreases were further supplemented by a decrease in allocated manufacturing expenses as we increased our efforts associated with the manufacturing of Tarvacin™ and Cotara® during the current fiscal year and a decrease in technology access fees. In January 2005, we entered into an agreement with Merck KGaA of Darmstadt, Germany, that will provide us access to Merck’s technology and expertise in protein expression to advance the development of our VEA technology.

LYM (Oncolym®) – During fiscal year 2005, LYM (Oncolym®) program expenses decreased $229,000 to $7,000 compared to $236,000 in fiscal year 2004. The decrease in LYM (Oncolym®) program expenses of $229,000 is primarily due to allocated expenses incurred in the prior fiscal year to manufacture LYM materials for research purposes only.

VTA and Anti-Angiogenesis – During fiscal year 2005, VTA and Anti-angiogenesis program expenses decreased $217,000 to $2,602,000 compared to $2,819,000 in fiscal year 2004. The decrease in VTA and Anti-Angiogenesis program expenses of $217,000 is primarily due to a decrease intellectual property access fees, antibody development fees and manufacturing expenses, offset with an increase in payroll and related fees to support our increase in active VTA and Anti-Angiogenesis pre-clinical research programs.

                We expect research and development expenses to increase over the near term primarily under the following ongoing research and development programs:

1.	Anti-Phospholipid Therapy clinical programs associated with the commencement of two separate Phase I clinical trials to evaluate Tarvacin™ for the treatment of solid tumors and chronic hepatitis C virus infection;

2.	Cotara® clinical study for the treatment of brain cancer in collaboration with New Approaches to Brain Tumor Therapy, a brain tumor treatment consortium, representing the first part of our Phase II/III registration trial;

3.	Anti-Phospholipid Therapy research and development program;

4.	2C3 (anti-angiogenesis antibody) research and development program;

5.	Vascular Targeting Agent research and development program; and

6.	Vasopermeation Enhancement Agent research and development program.

                Due to the number of ongoing research programs, if we fail to obtain additional funding during fiscal year 2006, we may be forced to scale back our product development efforts, or our operations, in a manner that will ensure we can pay our obligations as they come due in the ordinary course of business beyond fiscal year 2006.

                Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003:

                The increase in research and development expenses of $929,000 during the year ended April 30, 2004 compared to the prior year was primarily due to an increase in i) Anti-Phospholipid Therapy pre-clinical development expenses, ii) manufacturing expenses, iii) intellectual property access and maintenance fees, and iv) antibody development fees associated with our VTA and Anti-Angiogenesis technologies. These amounts were primarily offset by a decrease in clinical trial expenses. During fiscal year 2004, we expended an aggregate of $1,557,000 for antibody license and development fees and toxicology studies associated with our Tarvacin™ pre-clinical program, which amount was not incurred in fiscal year 2003. Manufacturing expenses increased $599,000 to $2,825,000 in fiscal year 2004 compared to $2,226,000 in fiscal year 2003 primarily due to our increased use of Avid’s manufacturing facility to manufacture Tarvacin™ for pre-clinical and clinical studies. Intellectual property access fees increased $403,000 to $1,335,000 in fiscal year 2004 compared to $933,000 in fiscal year 2003 primarily due to increase filing fees related to our VTA and Anti-Phospholipid Therapy technologies. In addition, antibody development fees associated with our VTA, Anti-Angiogenesis, and VEA technologies increased $352,000 to $432,000 in fiscal year 2004 from $80,000 in fiscal year 2003 primarily due to an increase in outside antibody development fees associated with the respective technologies.

                The fiscal year 2004 increases in research and development expenses were offset by a decrease in clinical trial program expenses and stock-based compensation expense. During fiscal year 2004, clinical trial program expenses decreased $1,394,000 to $476,000 compared to $1,871,000 in fiscal year 2003. The decrease was primarily due to costs incurred in the prior year of $762,000 related to clinical trial start-up activities associated with seeking protocol approval for the Cotara® Phase II/III registration trial, which amount was not incurred in fiscal year 2004. This was supplemented by a decrease in patient fees of $245,000 due to the treatment of fewer patients in the current year since we only enrolled patients in our Phase I Cotara® study at Stanford during fiscal year 2004. Moreover, stock-based compensation expense decreased $330,000 to $199,000 in fiscal year 2004 compared to $529,000 in fiscal year 2003 due to a decrease in amortization expenses associated with the fair value of options granted to non-employee consultants performing research and development activities that were fully amortized in the prior year period. The options were valued using the Black-Scholes valuation model and are being amortized over the estimated period of service or related vesting period.

                The following represents the research and development expenses (“R&D Expenses”) we incurred by each major technology platform under development:

Technology Platform	R&D Expenses- Year Ended April 30, 2003	R&D Expenses- Year Ended April 30, 2004	R&D Expenses- Year Ended April 30, 2005	R&D Expenses- May 1, 1998 to April 30, 2005

TNT (Cotara®)	$4,913,000	$2,350,000	$3,183,000	$28,816,000
Anti-Phospholipid Therapy (Tarvacin™)	—	3,077,000	4,805,000	7,882,000
VTA and anti-angiogenesis	2,325,000	2,819,000	2,602,000	10,755,000
VEA	1,187,000	1,191,000	567,000	5,368,000
LYM (Oncolym®)	319,000	236,000	7,000	13,441,000

Total research and development	$8,744,000	$9,673,000	$11,164,000	$66,262,000

                From inception to April 1998, we have expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between the TNT and Oncolym® technologies. In addition to the above costs, we have expensed an aggregate of $32,004,000 for the acquisition of our TNT and VTA technologies, which were acquired during fiscal years 1995 and 1997, respectively.

                Looking beyond the next twelve months, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of our capital resources to fund research, development and clinical studies beyond the current fiscal year;

•	the uncertainty of future costs associated with our pre-clinical candidates, including Vascular Targeting Agents, Anti-angiogenesis agents, and Vasopermeation Enhancement Agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development;

•	the uncertainty of future clinical trial results;

•	the uncertainty of the number of patients to be treated in any clinical trial;

•	the uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;

•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

•	the uncertainty of terms related to potential future partnering or licensing arrangements; and

•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

                We or our potential partners will need to do additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates as all of our products are in discovery, pre-clinical or clinical development. Testing, manufacturing, commercialization, advertising, promotion, exporting and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort and financial resources, and we cannot guarantee that any approval will be granted on a timely basis, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the United States Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, our potential partners or we may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products, and we or our potential partners may not be able to obtain all necessary governmental clearances and approvals to market our products.

Selling, General and Administrative Expenses

                Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004:

                Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, legal and accounting fees, investor and public relation fees, insurance, and other expenses relating to our general management, administration, and business development activities of the Company.

                The increase in selling, general and administrative expenses of $873,000 during the year ended April 30, 2005 compared to the prior year is primarily due to an increase in (i) payroll and related expenses of $173,000 from $2,184,000 in fiscal year 2004 to $2,357,000 in fiscal year 2005 primarily due to an increase in headcount across most corporate functions to support the increased operations primarily pertaining to Avid and the expansion of the our pre-clinical and clinical development plans, which were offset by a decrease in consulting fees associated with the prior year business development efforts of Avid, (ii) audit and accounting fees of $253,000 from $164,000 in fiscal year 2004 to $417,000 in fiscal year 2005 primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, (iii) legal fees of $345,000 from $196,000 in fiscal year 2004 to $541,000 in fiscal year 2005 primarily pertaining to the lawsuits described in this Annual Report on Form 10-K under Part I, Item 3, Legal Proceedings and other patent and corporate matters, (iv) public relation fees of $141,000 from $107,000 in fiscal year 2004 to $248,000 in fiscal year 2005 primarily due to the addition of a new public relations firm assisting the Company with its public relations activities, and (v) facility and related expenses of $114,000 from $204,000 in fiscal year 2004 to $318,000 in fiscal year 2005 primarily related to an increased allocation of lease expense resulting from the termination of a sub-lease arrangement combined with an increase in other facility related expenses associated with the increase in employee headcount in the general and administrative departments. These increases were offset by an $188,000 decrease in director fees from $464,000 in fiscal year 2004 to $276,000 in fiscal year 2005 primarily due to a one-time aggregate director fee of $180,000 incurred in the prior year associated with our director’s increased oversight responsibilities mandated by the Sarbanes-Oxley Act of 2002. Prior to fiscal year 2004, directors did not receive any cash compensation other than the reimbursement of expenses.

                Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003:

                The increase in selling, general and administrative expenses of $1,238,000 during the year ended April 30, 2004 compared to the prior year is primarily due to an increase in i) payroll and related expenses, ii) director fees, and iii) legal fees. During fiscal year 2004, payroll and related expenses increased $584,000 to $2,184,000 compared to $1,600,000 in fiscal year 2003 primarily due to business development efforts of Avid and Peregrine. We incurred aggregate director fees of $464,000 in fiscal year 2004 associated with increased oversight responsibilities mandated by the Sarbanes-Oxley Act of 2002. These fees were not incurred in the prior year as directors did not receive any cash compensation other than the reimbursement of expenses prior to fiscal year 2004. In addition during fiscal year 2004, legal fees increased $120,000 to $196,000 compared to $76,000 in fiscal year 2003 primarily due to an increase in business development activities.

Interest and Other Expense

                Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004:

                The decrease in interest and other expense of $1,827,000 during the year ended April 30, 2005 compared to the prior year is primarily due to a decrease in non-cash interest expense of $1,811,000 associated with the amortization of the convertible debt discount and debt issuance costs in fiscal year 2004. We did not incur any interest expense associated with convertible debt discount and debt issuance costs during fiscal year 2005 as all outstanding convertible debt was converted into common stock and associated discount and issuance costs were fully amortized in the prior year.

                Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003:

                The increase in interest and other expense of $660,000 during the year ended April 30, 2004 compared to the prior year is primarily due to an increase in non-cash interest expense associated with the amortization of the convertible debt discount and debt issuance costs related to an increase in convertible debt conversions in the current year compared to the prior year. As of April 30, 2004, all outstanding convertible debt was converted into common stock and the associated discount and debt issuance costs were fully amortized.

The following non-cash interest expense was included in Interest and other expense in the accompanying consolidated statements of operations for fiscal years 2005, 2004 and 2003:

	2005	2004	2003

Interest and other expense, as reported	$13,000	$1,840,000	1,180,000
Less interest and other expenses paid in cash	(13,000)	(29,000)	(163,000)

Interest, non-cash expense	$—	$1,811,000	1,017,000

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

                In addition, we comply with Financial Accounting Standards Board’s Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

                Revenues associated with licensing agreements primarily consist of nonrefundable up-front license fees and milestones payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Nonrefundable up-front license fees, whereby ongoing involvement or performance obligations exist, are generally recorded as deferred revenue and generally recognized as revenue over the term of the performance obligation or relevant agreement. Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no continuing performance obligations associated with the milestone payment. Under some license agreements, the obligation period may not be contractually defined. Under these circumstances, we must exercise judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license.

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

                Allowance for Doubtful Accounts. We continually monitor our allowance for doubtful accounts for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.

Liquidity and Capital Resources

                We had $9,816,000 in cash and cash equivalents at April 30, 2005 compared to $14,884,000 at April 30, 2004. From May 1, 2005 through July 5, 2005, we received an additional $11,302,000 in net proceeds from the sale of shares of our common stock and we have $16,898,000 in cash and cash equivalents at July 6, 2005. Although we have sufficient cash on hand to meet our current planned obligations through at least fiscal year 2006, our development efforts are dependent on our ability to raise additional capital to support our future operations.

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

                Revenues earned by Avid during fiscal years ended April 30, 2005, 2004 and 2003 amounted to $4,684,000, $3,039,000 and $3,346,000, respectively. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to continue the development of our product candidates, including the anticipated development and clinical costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with our other platform technologies and the potential expansion of our manufacturing capabilities.

                We plan to raise additional capital through the offer and sale of shares of our common stock. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

              In addition to equity financing, we are actively exploring various other sources of funding, including possible debt financing and leveraging our many assets, including our intellectual property portfolio and the operations of Avid. Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology, which would not interfere with our internal product development efforts. We also have the facilities of Avid that we may leverage in a strategic transaction if the right opportunity and financial terms are presented to us, provided that the manufacturing needs of our customers and Peregrine are not jeopardized.

                There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all (from either debt, equity or the licensing, partnering or sale of technology assets and/or the sale of all or a portion of Avid), or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond fiscal year 2006.

                 Significant components of the changes in cash flows from operating, investing, and financing activities for the year ended April 30, 2005 compared to the prior year are as follows:

                 Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the year ended April 30, 2005, cash used in operating activities increased $1,917,000 to $13,168,000 compared to $11,251,000 for the year ended April 30, 2004. The increase in cash used in operating activities was primarily related to an increase of $3,138,000 in net cash used in operating activities after deducting non-cash operating expenses and before considering the changes in operating assets and liabilities. This increase was primarily due to an increase in research and development expenses primarily associated with Tarvacin™ and Cotara® planned clinical trials, an increase in cost of manufacturing associated with a direct increase in related revenues, combined with an increase in general and administrative expenses primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and increased investor and public relations activities. This current year increase of $3,138,000 as described above was partially offset by the timing of cash flows as reflected in the changes in operating assets and liabilities in the amount of $1,221,000.

                The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	Year Ended April 30,

	2005	2004

Net loss, as reported	$(15,452,000)	$(14,345,000)
Less non-cash operating expenses:
Depreciation	325,000	374,000
Stock-based compensation expense	231,000	271,000
Stock issued for research services	485,000	616,000
Amortization of discount on convertible debt and debt issuance costs	—	1,811,000

Net cash used in operating activities before changes in operating assets and liabilities	$(14,411,000)	$(11,273,000)

Net change in operating assets and liabilities	$1,243,000	$22,000

Net cash used in operating activities	$(13,168,000)	$(11,251,000)

                Cash Used In Investing Activities.  Net cash used in investing activities increased $530,000 to $1,191,000 for the year ended April 30, 2005 compared to $661,000 for the same prior year period. This increase was primarily due to the purchase of laboratory equipment to support the expanded research efforts of Peregrine and the expanded services of Avid combined with an increase in other assets related to security deposits paid to GE Capital Corporation on notes payable to finance certain laboratory equipment.

                 Cash Provided By Financing Activities. Net cash provided by financing activities decreased $14,368,000 to $9,291,000 for the year ended April 30, 2005 compared to net cash provided of $23,659,000 for the same prior year period. The decrease in financing activities during the current year is primarily due to a lower amount of capital raised during the current period from the sale of our shares of common stock compared to the prior year. This was partially offset by an increase in proceeds received from notes payable of $733,000 during the current year to finance certain laboratory equipment.

Contractual Obligations

                 Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of April 30, 2005, aggregated by type:

	Payments Due by Period (in thousands)

	Total	‹ 1 year	1-3 years	4-5 years	After 5 years

Operating leases, net (1)	$4,532	$794	$2,412	$1,326	$—
Notes payable (2)	668	234	434
Purchase obligations (3)	86	86	—	—	—
Other long-term liabilities - minimum license obligations (4)	425	425	—	—	—

Total contractual obligations	$5,711	$1,539	$2,846	$1,326	$—

—————————
(1)	Represents our (i) facility operating lease in Tustin, California under a non-cancelable lease agreement, (ii) facility operating lease in Houston, Texas, which has a three year lease term, and (iii) various office equipment leases, which generally have a five year lease term.

(2)	Represents our two note payable agreements entered into with General Electric Capital Corporation during fiscal year 2005, which are collateralized by certain laboratory equipment.

(3)	Represents purchase obligation for the acquisition of laboratory equipment which is planned to be delivered and installed during fiscal year 2006.

(4)	We periodically enter into licensing agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based on product development success. We anticipate we may make milestone payments in the amount of $425,000 during fiscal year 2006 under two licensing agreements pertaining to the Tarvacin™ clinical trial, which milestones we anticipate may occur during fiscal year 2006. Other milestones fees under these and other licensing agreements cannot be predicted due to the uncertainty of future clinical trial results and development milestones and therefore, cannot be reasonably predicted or estimated at the present time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at April 30, 2005, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Reference is made to the financial statements included in this Report at pages F-1 through F-33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures .  The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2005. Based on this evaluation, our president and chief executive office and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2005 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

(b)  Management’s Report on Internal Control Over Financial Reporting .  Management’s Report on Internal Control Over Financial Reporting, which appears on the following page, is incorporated herein by this reference.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 46 of this Annual Report, and which is incorporated herein by this reference.

(c) Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PEREGRINE PHARMACEUTICALS, INC.
MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting which appears on the following page.

By:	/s/STEVEN W. KING	By:	/s/PAUL J. LYTLE
	————————————		————————————
	Steven W. King,		Paul J. Lytle
	President and Chief		Chief Financial Officer
Executive Officer

July 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Peregrine Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Peregrine Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peregrine Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Peregrine Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of April 30, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Peregrine Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2005 and our report dated July 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Orange County, California
July 8, 2005

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The information required by this item, including, without limitation, disclosure regarding our Code of Ethics, is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our 2005 Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2005.

ITEM 11.               EXECUTIVE COMPENSATION

                The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our 2005 Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2005.

ITEM 12.               SECURITY STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information required by this item is incorporated by reference to the information set forth under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2005.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2005 Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2005.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

                The information required by this item is incorporated by reference to the information set forth under the caption “Independent Auditors” in our 2005 Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2005.

PART IV

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Consolidated Financial Statements

(2)	Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation of Qualifying Accounts for each of the three years in the period ended April 30, 2005	F-33

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Techniclone Corporation, a Delaware corporation (Incorporated by reference to Exhibit B to the Company’s 1996 Proxy Statement as filed with the Commission on or about August 20, 1996).

3.2	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc. (formerly Techniclone Corporation), a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

3.3	Certificate of Designation of 5% Adjustable Convertible Class C Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997. (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

3.4	Certificate of Amendment to Certificate of Incorporation of Techniclone Corporation to effect the name change to Peregrine Pharmaceuticals, Inc., a Delaware corporation.

3.5	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to two hundred million shares (Incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

4.1	Form of Certificate for Common Stock (Incorporated by reference to the exhibit of the same number contained in Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).

4.7	5% Preferred Stock Investment Agreement between Registrant and the Investors (Incorporated by reference to Exhibit 4.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

4.13	Form of Stock Purchase Warrant to be issued to the Equity Line Subscribers pursuant to the Regulation D Common Stock Equity Subscription Agreement (Incorporated by reference to Exhibit 4.7 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about June 29, 1998).

4.16	Form of Non-qualified Stock Option Agreement by and between Registrant, Director and certain consultants dated December 22, 1999 (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement on Form S-3 (File No. 333-40716)).*

4.17	Peregrine Pharmaceuticals, Inc. 2002 Non-Qualified Stock Option Plan (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*

4.18	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*

Exhibit Number	Description

10.40	1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in form S-8 (File No. 333-17513)).*

10.41	Stock Exchange Agreement dated as of January 15, 1997 among the stockholders of Peregrine Pharmaceuticals, Inc. and Registrant (Incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1997).

10.42	First Amendment to Stock Exchange Agreement among the Stockholders of Peregrine Pharmaceuticals, Inc. and Registrant (Incorporated by reference to Exhibit 2.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

10.43	Termination and Transfer Agreement dated as of November 14, 1997 by and between Registrant and Alpha Therapeutic Corporation (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Current Report on Form 8-K as filed with the commission on or about November 24, 1997).

10.47	Real Estate Purchase Agreement by and between Techniclone Corporation and 14282 Franklin Avenue Associates, LLC dated December 24, 1998 (Incorporated by reference to Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

10.48	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Techniclone Corporation, as Tenant, dated as of December 24, 1998 (Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

10.49	Promissory Note dated as of December 24, 1998 between Techniclone Corporation (Payee) and TNCA Holding, LLC (Maker) for $1,925,000 (Incorporated by reference to Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

10.50	Pledge and Security Agreement dated as of December 24, 1998 for $1,925,000 Promissory Note between Grantors and Techniclone Corporation (Secured Party) (Incorporated by reference to Exhibit 10.50 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

10.56	License Agreement dated as of March 8, 1999 by and between Registrant and Schering A.G. (Incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the year ended April 30, 1999).**

10.57	Patent License Agreement dated October 8, 1998 between Registrant and the Board of Regents of the University of Texas System for patents related to Targeting the Vasculature of Solid Tumors (Vascular Targeting Agent patents) (Incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

10.58	Patent License Agreement dated October 8, 1998 between Registrant and the Board of Regents of the University of Texas System for patents related to the Coagulation of the Tumor Vasculature (Vascular Targeting Agent patents) (Incorporated by reference to Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

Exhibit Number	Description

10.59	License Agreement between Northwestern University and Registrant dated August 4, 1999 covering the LYM-1 and LYM-2 antibodies (Oncolym) (Incorporated by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

10.64	Regulation D Subscription Agreement dated January 6, 2000 between Registrant and Subscribers, Swartz Investments, LLC and Biotechnology Development, LTD. (Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

10.65	Registration Right Agreement dated January 6, 2000 between Registrant and Subscribers of the Regulation D Subscription Agreement dated January 6, 2000 (Incorporated by reference to Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

10.66	Form of Warrant to be issued to Subscribers pursuant to the Regulation D Subscription Agreement dated January 6, 2000 (Incorporated by reference to Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

10.67	Warrant to purchase 750,000 shares of Common Stock of Registrant issued to Swartz Private Equity, LLC dated November 19, 1999 (Incorporated by reference to Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000).

10.68	Amendment Agreement dated June 14, 2000 to the License Agreement dated March 8, 1999 by and between Registrant and Schering A.G. (Incorporated by reference to Exhibit 10.68 to Registrant’s Registration Statement on Form S-3 (File No. 333-40716).

10.69	Waiver Agreement effective December 29, 1999 by and between Registrant and Biotechnology Development Ltd. (Incorporated by reference to Exhibit 10.69 to Registrant’s Registration Statement on Form S-3 (File No. 333-40716).

10.70	Joint Venture Agreement dated May 11, 2000 by and between Registrant and Oxigene, Inc. (Incorporated by reference to Exhibit 10.70 to Registrant’s Registration Statement on Form S-3 (File No. 333-40716).

10.73	Common Stock Purchase Agreement to purchase up to 6,000,000 shares of Common Stock of Registrant issued to ZLP Master Fund, LTD, ZLP Master Technology Fund, LTD, Eric Swartz, Michael C. Kendrick, Vertical Ventures LLC and Triton West Group, Inc. dated November 16, 2001 (Incorporated by reference to Exhibit 10.73 to Registrant’s Current Report on Form 8-K dated November 19, 2001, as filed with the Commission on November 19, 2001).

10.74	Form of Warrant to be issued to Investors pursuant to the Common Stock Purchase Agreement dated November 16, 2001 (Incorporated by reference to Exhibit 10.74 to Registrant’s Current Report on Form 8-K dated November 19, 2001, as filed with the Commission on November 19, 2001).

Exhibit Number	Description

10.75	Common Stock Purchase Agreement to purchase 1,100,000 shares of Common Stock of Registrant issued to ZLP Master Fund, LTD and Vertical Capital Holdings, Ltd. dated January 28, 2002 (Incorporated by reference to Exhibit 10.75 to Registrant’s Current Report on Form 8-K dated January 31, 2002, as filed with the Commission on February 5, 2002).

10.76	Form of Warrant to be issued to Investors pursuant to the Common Stock Purchase Agreement dated January 28, 2002 (Incorporated by reference to Exhibit 10.76 to Registrant’s Current Report on Form 8-K dated January 31, 2002, as filed with the Commission on February 5, 2002).

10.77	Securities Purchase Agreement dated as of August 9, 2002 between Registrant and Purchasers (Incorporated by reference to Exhibit 10.77 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.78	Form of Convertible Debentures issued to Purchasers pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.78 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.79	Registration Rights Agreement dated August 9, 2002 between Registrant and Purchasers of Securities Purchase Agreements dated August 9, 2002 (Incorporated by reference to Exhibit 10.79 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.80	Form of Warrant to be issued to Purchasers pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.80 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.81	Form of Warrant issued to Debenture holders pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.81 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.82	Form of Adjustment Warrant issued to Investors pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.82 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.83	Securities Purchase Agreement dated as of August 9, 2002 between Registrant and ZLP Master Fund, Ltd. (Incorporated by reference to Exhibit 10.83 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.84	Registration Rights Agreement dated August 9, 2002 between Registrant and ZLP Master Fund, Ltd. (Incorporated by reference to Exhibit 10.84 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

Exhibit Number	Description

10.85	Form of Warrant to be issued to ZLP Master Fund, Ltd. pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.85 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.86	Form of Adjustment Warrant issued to ZLP Master Fund, Ltd. pursuant to Securities Purchase Agreement dated August 9, 2002 (Incorporated by reference to Exhibit 10.86 to Registrant’s Registration Statement on Form S-3 (File No. 333-99157), as filed with the Commission on September 4, 2002).

10.87	Common Stock Purchase Agreement dated June 6, 2003 between Registrant and eight institutional investors (Incorporated by reference to Exhibit 10.87 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.88	Common Stock Purchase Agreement dated June 6, 2003 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.88 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.89	Common Stock Purchase Agreement dated June 26, 2003 between Registrant and seven institutional investors (Incorporated by reference to Exhibit 10.89 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.90	Common Stock Purchase Agreement dated July 24, 2003 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.90 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.91	Common Stock Purchase Agreement dated September 18, 2003 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.91 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

10.92	Common Stock Purchase Agreement dated January 22, 2004 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.92 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004).

10.93	Common Stock Purchase Agreement dated March 31, 2004 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.93 to Registrant’s Annual Report on Form 10-K for the year ended April 30, 2005).

10.95	2003 Stock Incentive Plan Non-qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in form S-8 (File No. 333-121334).*

10.96	2003 Stock Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in form S-8 (File No. 333-121334)).*

10.97	Common Stock Purchase Agreement dated January 31, 2005 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.97 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005).

Exhibit Number	Description

21	Subsidiaries of Registrant ***

23.1	Consent of Independent Registered Public Accounting Firm ***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

——————————————
*	This Exhibit is a management contract or a compensation plan or arrangement.

**	Portions omitted pursuant to a request of confidentiality filed separately with the Commission.

***	Filed herewith.

(b)	Reports on Form 8-K:

(i)	Current report on Form 8-K as filed with the Commission on February 2, 2005 reporting the Registrant entered into a Common Stock Purchase Agreement with Melton Management, Ltd., an institutional investor.

(ii)	Current report on Form 8-K as filed with the Commission on March 14, 2005 reporting the Company’s financial results for the quarter ended January 31, 2005.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 12, 2005	By:	/s/ STEVEN W. KING
——————————————————————————————
Steven W. King, President and Chief Executive Officer

 POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven W. King, President and Chief Executive Officer, and Paul J. Lytle, Chief Financial Officer and Corporate Secretary, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King	President & Chief Executive	July 12, 2005
——————————————————	Officer (Principal Executive
Steven W. King	Officer)

/s/ Paul J. Lytle	Chief Financial Officer	July 12, 2005
——————————————————	(Principal Financial and
Paul J. Lytle	Principal Accounting Officer)

/s/ Carlton M. Johnson	Director	July 12, 2005
——————————————————
Carlton M. Johnson

/s/ David H. Pohl	Director	July 12, 2005
——————————————————
David H. Pohl

/s/ Eric S. Swartz	Director	July 12, 2005
——————————————————
Eric S. Swartz

/s/ Dr. Thomas A. Waltz	Director	July 12, 2005
——————————————————
Thomas A. Waltz, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Orange County, California
July 8, 2005

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2005 AND 2004

	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,816,000	$14,884,000
Trade and other receivables, net of allowance for doubtful accounts of $69,000 and $64,000, respectively	486,000	1,520,000
Inventories	627,000	1,240,000
Prepaid expenses and other current assets	1,197,000	240,000

Total current assets	12,126,000	17,884,000

PROPERTY:
Leasehold improvements	494,000	389,000
Laboratory equipment	3,029,000	2,211,000
Furniture, fixtures and computer equipment	647,000	646,000

	4,170,000	3,246,000
Less accumulated depreciation and amortization	(2,532,000)	(2,373,000)

Property, net	1,638,000	873,000

OTHER ASSETS:
Note receivable, net of allowance of $1,512,000 and $1,581,000, respectively	—	—
Other	481,000	380,000

Total other assets	481,000	380,000

TOTAL ASSETS	$14,245,000	$19,137,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2005 AND 2004 (continued)

	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,325,000	$1,331,000
Accrued clinical trial site fees	8,000	54,000
Accrued legal and accounting fees	549,000	407,000
Accrued royalties and license fees	149,000	149,000
Accrued payroll and related costs	806,000	503,000
Notes payable, current portion	234,000	—
Other current liabilities	563,000	285,000
Deferred revenue	517,000	1,524,000

Total current liabilities	4,151,000	4,253,000

NOTES PAYABLE	434,000	—
DEFERRED LICENSE REVENUE	50,000	125,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock - $.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	—	—
Common stock-$.001 par value; authorized 200,000,000 shares; outstanding – 152,983,460 and 141,268,182, respectively	153,000	141,000
Additional paid-in-capital	180,011,000	168,969,000
Deferred stock compensation	(751,000)	—
Accumulated deficit	(169,803,000)	(154,351,000)

Total stockholders’ equity	9,610,000	14,759,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,245,000	$19,137,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005

	2005	2004	2003

REVENUES:
Contract manufacturing revenue	$4,684,000	$3,039,000	$3,346,000
License revenue	275,000	275,000	575,000

Total revenues	4,959,000	3,314,000	3,921,000

COSTS AND EXPENSES:
Cost of contract manufacturing	4,401,000	2,212,000	2,860,000
Research and development	11,164,000	9,673,000	8,744,000
Selling, general and administrative	5,098,000	4,225,000	2,987,000

Total costs and expenses	20,663,000	16,110,000	14,591,000

LOSS FROM OPERATIONS	(15,704,000)	(12,796,000)	(10,670,000)

OTHER INCOME (EXPENSE):
Interest and other income	265,000	291,000	291,000
Interest and other expense	(13,000)	(1,840,000)	(1,180,000)

NET LOSS	$(15,452,000)	$(14,345,000)	$(11,559,000)

WEIGHTED AVERAGE SHARES OUTSTANDING	144,812,001	134,299,407	116,468,353

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.11)	$(0.11)	$(0.10)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005

			Additional Paid-In Captital	Deferred Stock Compensation	Accumulated (Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

BALANCES, April 30, 2002	110,275,209	$110,000	$134,221,000	$(801,000)	$(128,447,000)	$5,083,000

Common stock issued for cash under Securities Purchase Agreement, net of issuance costs of $341,000	5,221,540	5,000	2,858,000	—	—	2,863,000
Common stock issued for cash under Shelf File No. 333-71086, net of issuance costs of $190,000	2,900,000	3,000	1,853,000	—	—	1,856,000
Common stock issued upon conversion of convertible debt, net of issuance cost of $17,000	1,594,119	2,000	1,336,000	—	—	1,338,000
Common stock issued for cash upon exercise of options	109,633	—	38,000	—	—	38,000
Rescind prior sale of common stock to related party	(500,000)	—	(500,000)	—	—	(500,000)
Intrinsic value of embedded conversion feature related to convertible debt	—	—	1,143,000	—	—	1,143,000
Fair market value of detachable warrants issued with convertible debt	—	—	1,321,000	—	—	1,321,000
Deferred stock compensation	—	—	4,000	(4,000)	—	—
Stock-based compensation	—	—	—	548,000	—	548,000
Net loss	—	—	—	—	(11,559,000)	(11,559,000)

BALANCES, April 30, 2003	119,600,501	120,000	142,274,000	(257,000)	(140,006,000)	2,131,000

Common stock issued for cash under June 6, 2003 Financing, net of issuance costs of $104,000	2,412,448	2,000	1,969,000	—	—	1,971,000
Common stock issued for cash under June 26, 2003 Financing, net of issuance costs of $101,000	1,599,997	2,000	1,737,000	—	—	1,739,000
Common stock issued for cash under option granted under June 26, 2003 Financing, net of issuance costs of $54,000	1,599,997	2,000	1,784,000	—	—	1,786,000
Common stock issued for cash under July 24, 2003 Financing, net of issuance costs of $13,000	2,000,000	2,000	2,885,000	—	—	2,887,000
Common stock issued for cash under September 18, 2003 Financing, net of issuance costs of $19,000	2,800,000	2,000	5,271,000	—	—	5,273,000
Common stock issued for cash under November 17, 2003 Financing, net of issuance costs of $1,000	2,000,000	2,000	4,254,000	—	—	4,256,000
Common stock issued for cash under January 22, 2004 Financing, net of issuance costs of $1,000	1,000,000	1,000	2,274,000	—	—	2,275,000
Common stock issued to an unrelated entity for research services under a research collaboration agreement, net of issuance costs of under $1,000	243,101	—	648,000	—	—	648,000
Common stock issued upon conversion of convertible debt	2,817,645	3,000	2,392,000	—	—	2,395,000
Common stock issued upon exercise of options and warrants, net of issuance costs of $134,000	5,194,493	5,000	3,467,000	—	—	3,472,000
Reversal of deferred stock compensation associated with the cancellation of unvested options	—	—	(52,000)	28,000	—	(24,000)
Deferred stock compensation	—	—	66,000	(66,000)	—	—
Stock-based compensation	—	—	—	295,000	—	295,000
Net loss	—	—	—	—	(14,345,000)	(14,345,000)

BALANCES, April 30, 2004	141,268,182	141,000	168,969,000	—	(154,351,000)	14,759,000

Common stock issued for cash under March 31, 2004 Financing, net of issuance costs of $43,000	3,000,000	3,000	3,204,000	—	—	3,207,000
Common stock issued for cash under January 31, 2005 Financing, net of issuance costs of $1,000	3,000,000	3,000	3,276,000	—	—	3,279,000
Common stock issued to various unrelated entities for research services	1,174,682	1,000	1,448,000	—	—	1,449,000
Common stock issued upon exercise of options and warrants, net of issuance costs of $5,000	4,540,596	5,000	2,132,000	—	—	2,137,000
Deferred stock compensation	—	—	982,000	(982,000)	—	—
Stock-based compensation	—	—	—	231,000	—	231,000
Net loss	—	—	—	—	(15,452,000)	(15,452,000)

BALANCES, April 30, 2005	152,983,460	$153,000	$180,011,000	$(751,000)	$(169,803,000)	$9,610,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,452,000)	$(14,345,000)	$(11,559,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	325,000	374,000	364,000
Stock-based compensation expense	231,000	271,000	548,000
Amortization of discount on convertible debt and debt issuance costs	—	1,811,000	1,017,000
Stock issued for research services	485,000	616,000	—
Changes in operating assets and liabilities:
Trade and other receivables	1,034,000	(1,275,000)	83,000
Short-term investments	—	242,000	(242,000)
Inventories	613,000	(864,000)	(370,000)
Prepaid expenses and other current assets	7,000	49,000	127,000
Accounts payable	(6,000)	771,000	(510,000)
Accrued clinical trial site fees	(46,000)	(206,000)	(347,000)
Deferred revenue	(1,082,000)	918,000	701,000
Accrued payroll and related expenses	303,000	189,000	(60,000)
Other accrued expenses and current liabilities	420,000	198,000	(57,000)

Net cash used in operating activities	(13,168,000)	(11,251,000)	(10,305,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	—	—	11,000
Property acquisitions	(1,090,000)	(411,000)	(184,000)
Increase in other assets	(101,000)	(250,000)	—

Net cash used in investing activities	(1,191,000)	(661,000)	(173,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $49,000, $428,000, and $548,000, respectively	8,623,000	23,659,000	4,740,000
Rescind prior sale of common stock to related party	—	—	(500,000)
Proceeds from issuance of convertible debt, net of issuance costs of $363,000 (2003)	—	—	3,387,000
Proceeds from issuance of notes payable	733,000	—	—
Principal payments on notes payable	(65,000)	—	(84,000)

Net cash provided by financing activities	9,291,000	23,659,000	7,543,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

	2005	2004	2003

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(5,068,000)	$11,747,000	$(2,935,000)

CASH AND CASH EQUIVALENTS, Beginning of year	14,884,000	3,137,000	6,072,000

CASH AND CASH EQUIVALENTS, End of year	$9,816,000	$14,884,000	$3,137,000

SUPPLEMENTAL INFORMATION:
Interest paid	$13,000	$78,000	$104,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property acquired in exchange for note payable	$—	$—	$82,000

Conversion of Convertible Debt into common stock	$—	$2,395,000	$1,355,000

Common stock issued for research fees and prepayments for future research services	$1,449,000	$648,000	$—

For supplemental information relating to conversion of convertible debentures into common stock, common stock issued in exchange for services, and property acquired in exchange for note payable, see Notes 5, 7 and 9.

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005

1.          ORGANIZATION AND BUSINESS DESCRIPTION

              Organization  – In this Annual Report, “Peregrine,” “Company,” “we,” “us,” and “our,” refer to Peregrine Pharmaceuticals, Inc. We were incorporated in the state of Delaware on September 25, 1996. We were originally incorporated in California in June 1981 under the name Techniclone International Corporation and subsequently merged into Techniclone Corporation in March 1997. We changed our name to Peregrine Pharmaceuticals, Inc. in October 2000. In January 2002, we formed our wholly-owned subsidiary, Avid Bioservices, Inc. (“Avid”).

              Business Description –  We are a biopharmaceutical company primarily engaged in the research, development, manufacture and commercialization of biotherapeutics directed towards the treatment of cancer, viruses and other diseases using targeted monoclonal antibodies. We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of targeted biotherapeutics and (ii) Avid, our wholly-owned subsidiary, is engaged to providing an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices (“cGMP”).

              We plan to enroll patients in three (3) separate clinical trials in the U.S. These clinical trials include (i) a Phase I clinical trial for the treatment of all solid cancers using Tarvacin™, a potential broad spectrum anti-cancer agent, (ii) a collaborative clinical study with NABTT representing the first part of the Phase II/III registration trial for the treatment of brain cancer using Cotara®, a tumor targeting agent combined with a radioisotope, and (iii) a Phase I clinical trial for the treatment of hepatitis C virus infection using Tarvacin™, a potential broad spectrum anti-viral agent.

              We had $9,816,000 in cash and cash equivalents at April 30, 2005 compared to $14,884,000 at April 30, 2004. From May 1, 2005 through July 5, 2005, we received an additional $11,302,000 in net proceeds from the sale of shares of our common stock (Note 9). Although we have sufficient cash on hand to meet our current planned obligations through at least fiscal year 2006, our development efforts and ability to continue operations beyond fiscal year 2006 are dependent on our ability to raise additional capital to support our future operations.

              We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of our years since inception. Since inception, we generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

              Revenues earned by Avid during fiscal years ended April 30, 2005, 2004 and 2003 amounted to $4,684,000, $3,039,000 and $3,346,000, respectively. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to continue the development of our product candidates, including the anticipated development and clinical costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with our other platform technologies and the potential expansion of our manufacturing capabilities.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                We plan to raise additional capital through the offer and sale of shares of our common stock. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

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

                There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all (from either debt, equity or the licensing, partnering or sale of technology assets and/or the sale of all or a portion of Avid), or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond fiscal year 2006.

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

                Allowance for Doubtful Accounts -  We continually monitor our allowance for doubtful accounts for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.

                Prepaid Expenses – Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date. During fiscal year 2005, we prepaid various research and development related services through the issuance of our shares of common stock with unrelated entities, which are expensed once the services have been provided under the terms of the arrangement. As of April 30, 2005, prepaid research and development services of $1,028,000 paid in shares of our common stock is included in prepaid expenses and other current assets in the accompanying consolidated financial statements.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                 Inventories - Inventories are stated at the lower of cost or market and primarily includes raw materials, direct labor, and overhead costs associated with our wholly-owned subsidiary, Avid. Inventories consist of the following at April 30, 2005 and April 30, 2004:

	2005	2004

Raw materials	$445,000	$411,000
Work-in-process	182,000	829,000

Total inventories	$627,000	$1,240,000

                 Concentrations of Credit Risk - The majority of trade and other receivables as of April 30, 2005, are from customers in the United States. Most contracts require up-front payments and installment payments as the project progresses. We perform periodic credit evaluations of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Reserves are maintained for potential credit losses and such losses have been within our estimates.

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

                Impairment – Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess recoverability of our long-term assets by comparing the remaining carrying value to the value of the underlying collateral or the fair market value of the related long-term asset based on undiscounted cash flows. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                In addition, we comply with Financial Accounting Standards Board’s Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

                Revenues associated with licensing agreements primarily consist of nonrefundable up-front license fees and milestones payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Nonrefundable up-front license fees, whereby ongoing involvement or performance obligations exist, are generally recorded as deferred revenue and generally recognized as revenue over the term of the performance obligation or relevant agreement. Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no continuing performance obligations associated with the milestone payment. Under a license agreement with Schering A.G. (Note 8), the obligation period was not contractually defined in relation to a $300,000 upfront fee. Under this circumstance, we exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license, which was determined to be 48 months. The estimated period of 48 months was primarily determined based on the historical experience with Schering A.G. under a separate license agreement.

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

                Use of Estimates - The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                Net Loss Per Common Share  - Basic and diluted net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options, warrants, and convertible instruments. Diluted net loss per common share is computed by dividing our net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three years ended April 30, 2005. The dilutive effect of the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period were excluded from dilutive net loss per common share because their effect is antidilutive since we reported a net loss in the periods presented:

	2005	2004	2003

Common stock equivalent shares assuming issuance of shares represented by outstanding stock options and warrants utilizing the treasury stock method	6,485,168	11,462,682	4,354,442

Common stock equivalent shares assuming issuance of shares upon conversion of convertible debt utilizing the if-converted method	—	563,054	—

Total	6,485,168	12,025,736	4,354,442

                Weighted average outstanding options and warrants to purchase up to 11,946,248, 8,393,083 and 13,845,742 shares of common stock for the fiscal years ended April 30, 2005, 2004 and 2003, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period. In addition, weighted average shares of 2,581,547, assuming issuance of shares upon conversion of convertible debt for fiscal year 2003, were also excluded from the calculation of diluted earnings per common share because the conversion price was greater than the average market price during the period.

                From May 1, 2005 through June 30, 2005, we issued an aggregate 12,707,217 shares of our common stock under various financing transactions (Note 9) in exchange for aggregate net proceeds of $11,302,000, which additional shares have been excluded from basic and dilutive net loss per common share for the year ended April 30, 2005.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                Income Taxes -  We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

                Reclassification - Certain amounts in fiscal years 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year presentation.

                Research and Development - Research and development costs are charged to expense when incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of our technologies under development, (iii) the costs to manufacture the product candidates, including raw materials and supplies, (iv) technology access and maintenance fees, including amounts incurred under licensing agreements and intellectual property access fees, (v) expenses for research and services rendered under outside contracts, including sponsored research funding, and (vi) facility and other research and development expenses.

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

                We utilize the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly, no compensation expense has been recognized for the options in the accompanying consolidated financial statements for the three years ended April 30, 2005.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                Had we used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

	2005	2004	2003

Net loss, as reported	$(15,452,000)	$(14,345,000)	$(11,559,000)
Stock-based employee compensation cost that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(2,828,000)	(2,541,000)	(2,003,000)

Pro forma net loss as if the fair value based method had been applied to all awards	$(18,280,000)	$(16,886,000)	$(13,562,000)
Basic and diluted loss per common share, as reported	$(0.11)	$(0.11)	$(0.10)

Basic and diluted loss per common share, pro forma	$(0.13)	$(0.13)	$(0.12)

                 The fair value of stock options on the date of grant and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	2005	2004	2003

Weighted average fair value of stock options granted	$0.80	$1.59	$0.64
Risk-free interest rate	3.38%	2.31%	2.31%
Expected life (in years)	4	4	4
Expected volatility factor	115%	124%	122%
Expected dividend yield	—	—	—

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

                Stock-based compensation expense recorded during each of the three years in the periods ended April 30, 2005 primarily relates to stock option grants made to consultants and has been measured utilizing the Black-Scholes option valuation model. Stock-based compensation expense recorded during fiscal years 2005, 2004 and 2003 amounted to $231,000, $271,000, and $548,000, respectively, and is being amortized over the estimated period of service or related vesting period.

                In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates of FAS 123R such that we are now allowed to adopt the new standard no later than May 1, 2006. SFAS No. 123R eliminates the ability to account for share-based compensation using APB No. 25, and the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 (as shown above), we are evaluating the requirements under SFAS No. 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and expect the adoption to have a significant impact on our consolidated statements of operations and net loss per share and minimal impact on our consolidated statement of financial position.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                In addition, during August 2003, a member of our Board of Directors voluntarily cancelled an option to purchase shares of our common stock due to an insufficient number of stock options available in our stock option plans for new employee grants. During October 2003, we received stockholder approval for our 2003 Stock Incentive Plan (“2003 Plan”) and the director was re-granted an option to purchase shares under the 2003 Plan. In accordance with FASB Interpretation No. 44 (“FIN No. 44”), Accounting for Certain Transactions Involving Stock Compensation, the option granted to the director under the 2003 Plan is subject to variable accounting, which could result in increases or decreases to compensation expense in subsequent periods based on movements in the intrinsic value of the option until the date the option is exercised, forfeited or expires unexercised. Decreases in compensation expense are limited to the net expense previously reported. During the fiscal years 2004 and 2005, as a result of movements in the intrinsic value of the option, we did not record compensation expense with respect to such option in accordance with FIN No. 44.

                Recent Accounting Pronouncements - In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We would be required to implement this standard no later than May 1, 2006, unless earlier adopted. We are currently evaluating the impact of SFAS No. 151 on our financial position and results of operations.

3.             SHORT-TERM INVESTMENTS

                During March 2003, we received 61,653 shares of SuperGen, Inc. common stock under a license agreement dated February 13, 2001 (Note 8). We account for our short-term investments at fair value as trading securities in accordance with SFAS No. 115. The cost basis of the common stock was $200,000. During the quarter ended July 31, 2003, we sold all 61,653 shares of common stock of SuperGen, Inc. for gross proceeds of $271,000. The realized gain of $71,000 relating to the short-term investment is included in interest and other income in the accompanying consolidated financial statements for the year ended April 30, 2004.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

4.             NOTES RECEIVABLE

                During December 1998, we completed the sale and subsequent leaseback of our two facilities and recorded an initial note receivable from the buyer of $1,925,000. The note receivable bears interest at 7.5% per annum and payments are due monthly based on a 20-year amortization period. The note receivable is due on the earlier to occur of (i) December 1, 2010 or (ii) upon the sale of the facility and the transfer of title. In addition, if we default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to us for such note receivable, as defined in the note agreement. Although we have made all payments under the lease agreement and we have not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, we did not have sufficient cash on hand to meet our obligations on a timely basis and we were operating at significantly reduced levels. In addition, at that time, if we could not raise additional cash by December 31, 1999, we may have had to file for protection under the laws of bankruptcy. Due to the uncertainty of our ability to pay our lease obligations on a timely basis, we established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. We reduce the reserve as payments are received and we record the reduction as interest and other income in the accompanying consolidated statement of operations. Due to the uncertainty of our ability to fund our operations beyond fiscal year 2006, the carrying value of the note receivable approximates its fair value at April 30, 2005. We have received all payments to date under the note receivable.

                The following represents a rollforward of the allowance of the note receivable for the two years ended April 30, 2005:

	2005	2004

Allowance balance, beginning	$1,645,000	$1,705,000
Principal payments received	(64,000)	(60,000)

Allowance balance, ending	$1,581,000	$1,645,000

5.             NOTES PAYABLE

                During May 2002, we entered into two separate note payable agreements with an aggregate original amount due of $134,000 to finance laboratory equipment. The notes, which were unsecured, bore interest at 10% per annum and were paid in full during March 2003.

                During November 2004, we entered into a note agreement with General Electric Capital Corporation (“GE”) in the amount of $350,000 collateralized by certain laboratory equipment. The note bears interest at a rate of 5.78% per annum with payments due monthly in the amount of approximately $11,000 over 36 months commencing January 1, 2005. Under the terms of the agreement, we paid to GE a security deposit of 25%, or approximately $88,000, which is due and payable to us at the end of the note term. The deposit is included in other long term assets in the accompanying consolidated financial statements.

                During December 2004, we entered into an additional note agreement with GE in the amount of $383,000 collateralized by certain laboratory equipment. The note bears interest at a rate of 5.85% per annum with payments due monthly in the amount of approximately $12,000 over 36 months commencing February 1, 2005. Under the terms of the agreement, we paid to GE a security deposit of 25%, or approximately $96,000, which is due and payable to us at the end of the note term. The deposit is included in other long term assets in the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                As of April 30, 2005, we owed GE an aggregate amount of $668,000 under both note payable agreements. Minimum future principal payments on notes payable as of April 30, 2005 are as follows:

Year ending April 30:
2006	234,000
2007	248,000
2008	186,000

Total	$668,000

6.          COMMITMENTS AND CONTINGENCIES

                Operating Lease  - In December 1998, we sold and subsequently leased back our two facilities in Tustin, California. The lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years. We record rent expense on a straight-line basis and the differences between the amounts paid and the amounts expensed are included in other accrued liabilities in the accompanying consolidated financial statements. Annual rent expense under the lease agreement totaled $735,000 during fiscal year 2005, 2004 and 2003.

                During fiscal year 2004, we entered into an operating lease agreement to lease certain office equipment. The lease has a 5-year term and annual minimum lease payments are $29,000.

                During February 2005, we entered into an operating lease agreement to lease certain office space in Houston, Texas. The lease has a 3-year term and annual minimum lease payments are $20,000. Rent expense under the lease agreement totaled $4,000 during fiscal year 2005.

                At April 30, 2005, future minimum lease payments and sublease income under all non-cancelable operating leases are as follows:

Year ending April 30:	Minimum Lease Payments	Sublease Income	Net Lease Payments

2006	$794,000	$(59,000)	$735,000
2007	804,000	(40,000)	764,000
2008	815,000	—	815,000
2009	793,000	—	793,000
2010	796,000	—	796,000
Thereafter	530,000	—	530,000

	$4,532,000	$(99,000)	$4,433,000

                Rental Income – We currently sublease portions of our unused space. Sublease rental income totaled $99,000, $179,000 and $216,000 for fiscal years 2005, 2004 and 2003, respectively.

                Legal Proceedings – From time to time, we are subject to legal proceedings and disputes during the ordinary course of business. We currently are not aware of any such legal proceeding or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, operating results or cash flows.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

7.             CONVERTIBLE DEBT

                On August 9, 2002, we entered into a private placement with four investors under a Debenture Securities Purchase Agreement (“Debt SPA”), whereby we issued Convertible Debentures (“Convertible Debt”) for gross proceeds of $3,750,000. The Convertible Debt was fully converted into 4,411,764 shares of common stock, of which, 1,594,119 shares of our common stock were issued during fiscal year 2003 and 2,817,645 shares of our common stock were issued during fiscal year 2004.

                 In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we initially recorded the convertible debt net of discount of (i) the relative fair value of the warrants issued in the amount of $1,321,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,143,000. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount, along with the debt issuance costs, were amortized as non-cash interest expense on a straight-line basis over the term of the Convertible Debt, which approximates the effective interest method. Upon conversion of the Convertible Debt, the entire unamortized debt discount and debt issuance costs remaining at the date of conversion that was attributed to the converted Convertible Debt were immediately recognized as interest expense in the accompanying consolidated statements of operations. During fiscal years 2004 and 2003, we recognized $1,635,000 and $829,000, respectively, in non-cash interest expense associated with the Convertible Debt, which amount was included in interest and other expense in the accompanying consolidated statements of operations.

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

                Under the Debt SPA, each Debenture holder was granted a detachable warrant equal to 75% of the quotient obtained by dividing the principal amount of the Convertible Debt by the Conversion Price or an aggregate of 3,308,827 warrants. The detachable warrants have a 4-year term with an exercise price of $0.75 per share. During fiscal year 2004, Debenture holders exercised 2,244,120 warrants under the Debt SPA for gross proceeds of $1,683,000 at the exercise price of $0.75 per share. As of April 30, 2005, 1,064,707 warrants were outstanding under the Debt SPA (Note 11).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                 In connection with the Convertible Debt, we incurred approximately $363,000 in debt issuance costs, including placement agent fees of $318,000, which was amortized as interest expense on a straight-line basis over the life of the Convertible Debt, which approximates the effective interest method. Upon conversion of the Convertible Debt, the entire unamortized debt issuance costs remaining at the date of conversion that was attributed to the converted Convertible Debt was immediately recognized as interest expense in the accompanying consolidated statements of operations. During fiscal years 2004 and 2003, we expensed $175,000 and $188,000, respectively, in debt issuance costs included in interest and other expense in the accompanying consolidated statements of operations. As of April 30, 2004, the debt issuance costs were completely amortized.

8.             LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

                The following represents our significant licensing arrangements for the development and commercialization of our five (5) platform technologies: Tumor Necrosis Therapy (“TNT”), Anti-Phospholipid Therapy, Vascular Targeting Agents (“VTAs”), Anti-Angiogenesis Agents, and Vasopermeation Enhancement Agents (“VEAs”). In addition, we do not perform any research and development activities for any unrelated entities.

Tumor Necrosis Therapy  (Cotara®)

                We acquired the rights to the TNT technology in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders. The assets acquired from Cancer Biologics, Inc. primarily consisted of patent rights to the TNT technology. To date, no product revenues have been generated from our TNT technology.

                In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza Biologics for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara®. Under the terms of the agreement, we paid an upfront fee of 75,000 pounds sterling ($141,000 U.S.) which amount is included in research and development expense in the accompanying consolidated financial statements in fiscal year 2005, and we will pay a royalty on net sales of any products that we market that utilize the underlying technology. In the event we or Lonza do not manufacture Cotara®, we would owe 300,000 pounds sterling per year in addition to an increased royalty on net sales.

                During October 2000, we entered into a licensing agreement with Merck KGaA to license a segment of our TNT technology for use in the application of cytokine fusion proteins. During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the amendment, we received the remaining up-front fee of $350,000 which is included in license revenue in the accompanying consolidated statements of operations for the year ended April 30, 2003 in accordance with SAB No. 101 and SAB No. 104. Under the terms of agreement, we would receive a royalty on net sales if a product is approved under the agreement. Merck KGaA has not publicly disclosed the development status of its program.

                In February 1996, we entered into a joint venture agreement with Cambridge Antibody Technology, Inc. (“CAT”), which provided for the co-sponsorship of development and clinical testing of the TNT antibodies. In May 1998, we mutually elected to discontinue the joint venture of the TNT antibodies and we assumed full responsibility to fund development and clinical trials of the TNT antibody. During October 2002, we entered into an assignment agreement whereby CAT assigned us the worldwide rights to the human TNT antibody. In exchange, we agreed to pay a royalty on net sales to CAT if a product is approved, as defined in the agreement, and we agreed to forgive any amounts owed to us under the joint venture.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                During September 1995, we entered into an agreement with Cancer Therapeutics, Inc. whereby we granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China. In addition, we are entitled to receive 50% of the distributed profits received by Cancer Therapeutics, Inc. from the Chinese pharmaceutical company. Cancer Therapeutics, Inc. has the right to 20% of the distributed profits under the agreement with the Chinese pharmaceutical company. During March 2001, we extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. In exchange for this extension, Cancer Therapeutics, Inc. agreed to pay us ten percent (10%) of all other consideration received by Cancer Therapeutics, Inc., excluding research funding. Through fiscal year ended April 30, 2005, we have not received any amounts under the agreement.

Anti-Phospholipid Therapy

                In August 2001, we exclusively licensed a new technology platform from the University of Texas Southwestern Medical Center at Dallas which we named Anti-Phospholipid Therapy. Under the license agreement, we paid an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales or a percentage of sublease income. Our aggregate future milestone payments under this agreement are $450,000 assuming the achievement of all development milestones under the agreement through commercialization of the product, of which, we expect to pay $25,000 during fiscal year 2006. Tarvacin™ is our first Anti-Phospholipid Therapy product under this agreement. We have initiated two separate Phase I clinical trials for the treatment of solid cancers and hepatitis C virus using Tarvacin™.

                During November 2003 and October 2004, we entered into two non-exclusive license agreements with Genentech, Inc. to license certain intellectual property rights covering the methods and processes for producing antibodies used in connection with the development of our Anti-Phospholipid Therapy program. Under the terms of the non-exclusive license agreements, we paid a non-refundable license fee of $100,000, and we are required to pay future development milestone fees based on the achievement of development milestones and a royalty on net sales. During fiscal year 2004, we expensed $100,000 under this agreement which is included in research and development expense in the accompanying consolidated financial statements. Our aggregate future milestone payments under this agreement are $5,600,000 assuming the achievement of all development milestones under the agreement through commercialization of the product, of which, we expect to incur $400,000 during fiscal year 2006.

                In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Tarvacin™. Under the terms of the agreement, we are required to pay future milestone payments upon the completion of Phase II clinical trial enrollment in the amount of 75,000 pounds sterling, the amount of which will continue as an annual license fee thereafter, plus a royalty on net sales of any products that we market that utilize the underlying technology. In the event we utilize an outside contract manufacturer other than Lonza to manufacture Tarvacin™, we would owe 300,000 pounds sterling per year in addition to an increased royalty on net sales.

                During December 2003, we entered into an exclusive commercial license agreement with an unrelated entity covering the chimeric monoclonal antibody, Tarvacin™. Under the agreement, we paid a non-refundable license fee of $50,000, and we are required to pay future development milestone fees based on the achievement of development milestones and a royalty on net sales. Our aggregate future milestone payments under this agreement are $1,050,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next year under this agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                During December 2003, we entered into a research collaboration agreement with an unrelated entity regarding the humanization of one of our Tarvacin™ antibodies to be used as a possible future generation clinical candidate. Under the terms of the research collaboration agreement, we are required to pay a non-refundable up-front license fee, antibody development milestone fees, clinical development milestone fees and a royalty on net sales. During January and October 2004, we issued and sold 243,101 and 107,665 shares of our common stock to the unrelated entity, respectively, for payment of the non-refundable up-front license fee of 90,000 pounds sterling and for aggregate antibody development milestone fees of 360,000 pounds sterling. These shares were valued at $802,000 based on the more readily determinable value of the services received or the fair value of the common stock issued, of which, $186,000 and $616,000 was recorded as research and development expense in the accompanying consolidated financial statements during fiscal year 2005 and 2004, respectively. Our minimum aggregate future milestone payments under this agreement are $3,250,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next year under this agreement.

Vascular Targeting Agents (“VTAs”)

                In April 1997, in conjunction with the acquisition of Vascular Targeting Technologies, Inc. (formerly known as Peregrine Pharmaceuticals, Inc.), we gained access to certain exclusive licenses for Vascular Targeting Agents (“VTAs”) technologies from various institutions. In conjunction with obtaining these exclusive licenses with various unrelated entities, we are required to pay annual patent maintenance fees of $50,000 plus milestone payments based on the development success of the technologies and a royalty on net sales. Our aggregate future milestone payments under these exclusive licenses are $1,238,000 assuming the achievement of all development milestones under the agreement through commercialization of the product, which are due at various stages of clinical development in accordance with the applicable license. We do not anticipate making any milestone payments for at least the next year under this agreement.

                During July 2004, we announced that we entered into a worldwide exclusive licensing agreement for intellectual property related to anti-phosphatidylserine (anti-PS) antibodies from The University of Texas M. D. Anderson Cancer Center related to generating an immune response for the treatment of cancer and other indications. Under the terms of the agreement, we paid The University of Texas M. D. Anderson Cancer Center a non-refundable up-front fee of $150,000, which is included in research and development expense in fiscal year 2005 in the accompanying consolidated financial statements, and we are obligated to pay future milestone fees based on the clinical progress of products that fall under the licensed intellectual property and a royalty on net sales as defined in the agreement. Our aggregate future milestone payments under this licensing agreement are $1,700,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next year under this agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                During December 2002, we granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under our Vascular Targeting Agent (“VTA”) technology. Under the terms of the agreement, we received an up-front payment of $300,000 that is being amortized over an estimated period of 48 months, of which, $125,000 is included in deferred license revenue in accordance with SAB No. 101 and SAB No. 104 in the accompanying consolidated financial statements at April 30, 2005. Under this license agreement, the obligation period was not contractually defined and we exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license. The estimated period of 48 months was primarily determined based on the historical experience with Schering A.G. under a separate license agreement. In addition, we could also receive future milestone payments and a royalty on net sales, as defined in the agreement. Under the same agreement, we granted Schering A.G. an option to obtain certain non-exclusive rights to the VTA technology with predetermined up-front fees and milestone payments as defined in the agreement.

                During February 2001, we completed a licensing deal with SuperGen, Inc. (“SuperGen”) to license a segment of our VTA technology, specifically related to Vascular Endothelial Growth Factor (“VEGF”). Under the terms of the licensing agreement we will receive an annual license fee of $200,000 in cash or SuperGen common stock until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF technology. As of April 30, 2005, SuperGen has not filed an Investigational New Drug Application in the United States utilizing the VEGF technology. The $200,000 annual license fee is included in license revenue in the accompanying consolidated financial statements for the years ended April 30, 2005, 2004 and 2003 in accordance with SAB No. 101 and SAB No. 104. In addition, we could receive additional milestone payments based on SuperGen’s development success, plus receive a royalty on net sales of all drugs commercialized by SuperGen utilizing the VEGF technology. We could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen.

Anti-Angiogenesis Agents

                During August 2001, we entered into an exclusive worldwide license for a new pre-clinical compound from the University of Texas Southwestern Medical Center. This new compound, named 2C3, added to our anti-cancer platform technologies in the anti-angiogenesis field. Under this license agreement, we paid an up-front license fee and are obligated to pay annual maintenance fees, future milestone payments based on development progress, plus a royalty on net sales. Our aggregate future milestone payments under this exclusive worldwide license are $450,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments under this agreement for at least the next year.

Vasopermeation Enhancement Agents

                During February 2000, we entered into an exclusive worldwide licensing transaction with the University of Southern California for its Permeability Enhancing Protein (“PEP”) in exchange for an up-front payment plus future milestone payments and a royalty on net sales based on development success. The PEP technology is classified under our Vasopermeation Enhancing Agent (“VEA”) technology, which is designed to increase the uptake of chemotherapeutic agents into tumors. PEP is designed to be used in conjunction with the VEA technology platform. Our aggregate future milestone payments under this exclusive worldwide licensing agreement is $70,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next year under this agreement.

                Prior to fiscal year 1996, we entered into several license and research and development agreements with a university for the exclusive, worldwide licensing rights to use certain patents and technologies in exchange for fixed and contingent payments and royalties on net sales of the related products. Minimum future annual royalties under these agreements are $84,500 through the last patent to expire under the technology. Our aggregate future milestone payments under this exclusive worldwide licensing agreement is $45,000 based on the future achievement of product development milestones. We expensed minimum annual royalties in the amount of $84,500 during fiscal years 2005, 2004 and 2003. We do not anticipate making any milestone payments for at least the next year under this agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

Other Licenses

                In addition, we hold an exclusive world-wide license to manufacture and market products using our Oncolym® antibodies. In exchange for the world-wide license to manufacture and market the products, we will pay Northwestern University a royalty on net sales. Under a separate agreement with an unrelated entity for the same technology, we had accrued $100,000 for milestones, which amount is included in accrued royalties and license fees in the accompanying consolidated financial statements. To date, no product revenues have been generated from our Oncolym® technology.

                During June 2003, September 2004, and November 2004, we entered into various binding term sheets with an unrelated entity regarding the production of up to six human antibodies under our platform technologies to be used as possible future clinical candidates. Under the terms of the binding terms sheets, we paid a non-refundable technology access fee for each human antibody and we are obligated to pay future milestones payments based on the achievement of development milestones, plus a royalty on net sales. In addition, we received a fixed option for the generation of up to three additional human antibodies at a predetermined price. Our aggregate future milestone payments range from $5.75 million to $6.05 million per human antibody generated by the unrelated entity upon the achievement of certain development milestones. During fiscal year 2005 and 2004, we expensed $150,000 and $200,000, respectively, in non-refundable technology access fees under the binding term sheets for three human antibodies, the amounts of which are included in research and development expense in the accompanying consolidated financial statements. In addition, during fiscal year 2005, we paid the unrelated entity $660,000 primarily through the issuance of our shares of common stock as a prepayment for three additional human antibodies to be generated by the unrelated entity, the amount of which is included in prepaid expenses in the accompanying consolidated financial statements at April 30, 2005.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

9.             STOCKHOLDERS’ EQUITY

Financing Under Shelf Registration Statements On Form S-3

                During fiscal years 2005, 2004, and 2003, we entered into various financing transactions under the following shelf registration statements on Form S-3 (“Shelf”), which were declared effective by the Securities and Exchange Commission on various dates noted below, allowing us to issue, from time to time, in one or more offerings the following number of shares of our common stock and warrants to purchase shares of our common stock:

Registration Statement No.	Shelf Effective Date	Number of Shares of Common Stock Registered	Number of Warrants Registered

333-71086	November 2001	10,000,000	2,000,000
333-103965	March 2003	10,000,000	—
333-109982	October 2003	12,000,000	—
333-121450	December 2004	12,000,000	—

                The following tables summarize the various financing transactions we entered into during fiscal years 2005, 2004, and 2003 under the above shelf registration statements:

FISCAL YEAR 2003

Description of Financing Transaction	Number of Shares of Common Stock Issued	Number of Warrants Issued	Net Issuance Value

Common stock purchase agreement dated August 13, 2002	2,900,000	—	$1,856,000

FISCAL YEAR 2004

Description of Financing Transaction	Number of Shares of Common Stock Issued	Number of Warrants Issued	Net Issuance Value

Common stock purchase agreement dated June 6, 2003	2,412,448	150,000	$1,971,000

Common stock purchase agreement dated June 26, 2003	1,599,997	—	$1,739,000
Option granted under the common stock purchase agreement dated June 26, 2003	1,599,997	—	$1,786,000
Common stock purchase agreement dated July 24, 2003	2,000,000	—	$2,887,000
Common stock purchase agreement dated September 18, 2003	2,800,000	—	$5,273,000
Common stock purchase agreement dated November 17, 2003	2,000,000	—	$4,256,000
Common stock purchase agreement dated January 22, 2004	1,000,000	—	$2,275,000
Common stock issued to unrelated entities for research services	243,101	—	$648,000

	13,655,543	150,000	$20,835,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

FISCAL YEAR 2005

Description of Financing Transaction	Number of Common Stock Shares Issued	Number of Warrants Issued	Net Issuance Value

Common stock purchase agreement dated March 31, 2004	3,000,000	—	$ 3,207,000
Common stock purchase agreement dated January 31, 2005	3,000,000	—	$ 3,279,000
Common stock issued to unrelated entities for research services	1,174,682	—	$ 1,449,000

	7,174,682	—	$ 7,935,000

                As of April 30, 2005, an aggregate of 13,669,775 shares of common stock and zero warrants were available for issuance under the various shelf registration statements noted above.

                From May 1, 2005 through June 30, 2005, we entered into the following Shelf financing transactions:

FISCAL YEAR 2006 (May 1, 2005 to June 30, 2005)

Description of Financing Transaction	Number of Common Stock Shares Issued	Number of Warrants Issued	Net Issuance Value

Common stock purchase agreement dated January 31, 2005	1,582,217	—	$1,582,000

Common stock purchase agreement dated May 11, 2005	3,125,000	—	$3,000,000

Common stock purchase agreement dated June 22, 2005	8,000,000	—	$6,720,000

	12,707,217	—	$11,302,000

                As of June 30, 2005, an aggregate of 962,558 shares of common stock were available for issuance under the various shelf registration statements noted above.

Financing Under Securities Purchase Agreement

                In addition to financing transactions pursuant to our Shelf registration statements mentioned above, on August 9, 2002, we entered into a private placement with two investors under a Securities Purchase Agreement (“SPA”) and issued an aggregate of 1,923,078 shares of our common stock in exchange for gross proceeds of $1,250,000. In conjunction with the private placement, we issued warrants to purchase up to an aggregate of 1,442,309 shares of our common stock. The warrants have a four year term and are exercisable six months after the date of issuance at an exercise price of $0.71 per share. During fiscal year 2004, the two investors exercised all 1,442,309 warrants in exchange for gross proceeds of $1,024,000 at the exercise price of $0.71 per share.

                Also on August 9, 2002, we agreed to sell 3,298,462 shares of our common stock at a negotiated price of $0.65 per share in exchange for gross proceeds of $2,144,000 to one investor. In conjunction with this offering, we issued a four-year warrant to purchase up to 4,648,846 shares of our common stock at an exercise price of $0.71 per share. As of April 30, 2005, warrants to purchase up to 4,648,846 shares our common stock were outstanding under the SPA.

                Under all equity financing agreements entered into during August 2002, we paid combined placement agent fees of $445,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

Shares Of Common Stock Authorized And Reserved For Future Issuance

                In accordance with our shares reserved for issuance under our Shelf registration statements, stock option plans and warrant agreements, we have reserved 39,048,450 shares of our common stock at April 30, 2005 for future issuance, calculated as follows:

Number of shares reserved

Shares reserved under Shelf registration statements	13,669,775

Options issued and outstanding	11,182,640
Options available for future grant	654,239
Warrants issued and outstanding	13,541,796

Total shares reserved	39,048,450

10.           STOCK OPTIONS

                We maintain three equity compensation plans, the 1996 Plan, the 2002 Plan, and the 2003 Plan. The 1996 and 2003 Plans were approved by our stockholders while the 2002 Plan was not submitted for stockholder approval.

                Equity Compensation Plan Approved by Stockholders

                We have two incentive stock option plans with outstanding options as of April 30, 2005: the 1996 Plan and the 2003 Plan. The plans provide for the granting of options to purchase shares of our common stock at prices not less than the fair market value of our common stock at the date of grant and generally expire ten years after the date of grant.

                The 1996 Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of our common stock. The number of shares for which options may be granted under the 1996 Plan automatically increases for all subsequent common stock issuances by us in an amount equal to 20% of such subsequent issuances up to a maximum of 10,000,000 options as long as the total shares allocated to the 1996 Plan do not exceed 20% of our authorized stock. As a result of issuances of our common stock subsequent to the adoption of the 1996 Plan, the number of shares for which options may be granted has increased to 10,000,000. Options granted generally vest over a period of four years with a maximum term of ten years. As of April 30 2005, options to purchase 4,521,053 shares of our common stock were outstanding under the 1996 Plan and 962 options were available for grant under the 1996 Plan.

                During October 2003, our stockholders approved the 2003 Stock Incentive Plan (“2003 Plan”) for the issuance of up to 5,000,000 options. The 2003 Plan provides for the granting of options to purchase shares of our common stock at prices not less than the fair market value of the stock at the date of grant and which generally expire ten years after the date of grant. As of April 30 2005, options to purchase 4,630,775 shares of our common stock were outstanding under the 2003 Plan and 369,225 options were available for grant under the 2003 Plan.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                Equity Compensation Plans Not Approved by Stockholders

                During June 2002, we adopted a broad-based non-qualified stock option plan (“2002 Plan”) for the issuance of up to 3,000,000 options. The 2002 Plan provides for the granting of options to purchase shares of our common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant. As of April 30 2005, options to purchase 1,849,148 shares of our common stock were outstanding under the 2002 Plan and 284,052 options were available for grant under the 2002 Plan.

                In addition to the 2002 Plan, during 1999, we granted non-qualified options, which are not part of any compensation plan, to purchase up to an aggregate of 1,500,000 shares of our common stock. As of April 30, 2005, options to purchase 181,664 shares of our common stock were outstanding. The resale of the underlying shares of common stock is registered on a registration statement on Form S-3.

                Option activity for all option plans for each of the three years ended April 30, 2005 is as follows:

	2005		2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

BALANCE, Beginning of year	11,704,205	$ 1.48	9,580,458	$ 1.16	10,055,527	$ 1.20

Granted	3,149,829	$ 1.52	4,187,947	$ 2.09	1,517,800	$ 0.94

Exercised	(2,120,806)	$ 0.66	(1,131,242)	$ 0.61	(109,633)	$ 0.34

Forfeited or Expired	(1,550,588)	$ 1.77	(932,958)	$ 1.99	(1,883,236)	$ 1.25

BALANCE, End of year	11,182,640	$ 1. 61	11,704,205	$ 1.48	9,580,458	$ 1.16

                Additional information regarding options outstanding as of April 30, 2005 is as follows:

		Options Outstanding		Options Exercisable

Range of Per Share Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Per Share Exercise Price	Number of Shares Exercisable	Weighted Average Per Share Exercise Price

$ 0.34 - $ 1.06	2,410,009	5.28	$ 0.61	2,127,011	$ 0.59
$ 1.13 - $ 1.41	2,421,356	7.36	$ 1.25	1,524,766	$ 1.28
$ 1.44 - $ 2.04	2,252,760	8.38	$ 1.59	615,940	$ 1.67
$ 2.09 - $ 2.19	125,740	7.25	$ 2.13	75,935	$ 2.16
$ 2.20 - $ 5.28	3,972,775	6.90	$ 2.43	2,556,570	$ 2.55

$ 0.34 - $ 5.28	11,182,640	6.95	$ 1.61	6,900,222	$ 1.58

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

11.           WARRANTS

                As of April 30, 2005, we had warrants outstanding to purchase up to 13,541,796 shares of our common stock at exercise prices ranging between $0.71 and $5.00 per share with a weighted average exercise price of $1.81 per share.

                Additional information regarding warrants outstanding as of April 30, 2005, is as follows:

Range of Per Share Exercise Prices	Number of Warrants Outstanding	Weighted Average Per Share Exercise Price	Expiration Date or Date Range

$0.71	4,648,846	$0.71	8/8/06
$0.75	1,064,707	$0.75	8/8/06
$0.78- $0.99	418,242	$0.89	12/31/05 — 6/8/07
$1.00	1,350,000	$1.00	11/16/06
$1.04 - $1.86	750,806	$1.55	12/31/05 — 3/31/08
$2.00 - $2.71	484,195	$2.29	12/31/05 — 3/25/08
$3.00	3,825,000	$3.00	12/1/05
$5.00	1,000,000	$5.00	12/1/05

$0.71 - $5.00	13,541,796	$1.81	8/6/06 — 3/31/08

                During fiscal years 2005, 2004, and 2003, we granted 350,000 warrants, 150,000 warrants, and 9,399,982 warrants, respectively, under various transactions. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the underlying warrant terms. The warrants granted during fiscal year 2005 pertain to services being provided by a non-employee consultant. The warrant has a three year term, an exercise price of $1.47 per share, expires March 31, 2008, and was outstanding at April 30, 2005. We utilized the Black-Scholes valuation model to calculate the fair value of the warrant, which was recorded as stock-based compensation in the accompanying consolidated financial statements. The warrants granted in fiscal year 2004 to purchase up to 150,000 shares of our common stock were issued in connection with the common stock purchase agreement dated June 6, 2003, of which, 78,612 warrants were outstanding at April 30, 2005. The warrants have a 4-year term with an exercise price of $0.86 per share and expire in June 2007. The warrants to purchase up to 9,399,982 shares of our common stock granted in fiscal year 2003 are related to the August 2002 Financing as further described in Notes 7 and 9.

                During fiscal year 2005, warrants to purchase 2,495,414 shares of our common stock were exercised on a combined cash and cashless basis under various transactions for net proceeds of $747,000 and the issuance of 2,419,790 shares of our common stock. During fiscal year 2004, warrants to purchase 4,087,871 shares of our common stock were exercised on a combined cash and cashless basis under various transactions for net proceeds of $2,786,000 and the issuance of 4,063,251 shares of our common stock. There were no warrants exercised during fiscal year 2003.

                During fiscal year 2005, Swartz Private Equity, LLC (“SPE”) exercised 699,000 warrants granted in November 1999 in exchange for gross proceeds of $328,000, the exercise of which is included in the total warrant exercises during fiscal year 2005. The warrant was originally granted on November 19, 1999 in consideration of a commitment by SPE to fund a $35,000,000 equity line financing over a three year term at an exercise price of $0.46875 per share. This agreement was entered into and approved by the previous Board of Directors. Mr. Eric Swartz, a member of our Board of Directors, maintains a 50% ownership in SPE. We utilized the Black-Scholes valuation model to calculate the fair value of the warrant, which was recorded as stock-based compensation expense in the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

12.           SEGMENT REPORTING

                Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of targeted biotherapeutics for the treatment of cancer, viruses, and other diseases. Avid is engaged in providing contract manufacturing of biologics and related services to biopharmaceutical and biotechnology businesses.

                The accounting policies of the operating segments are the same as those described in Note 2. We primarily evaluate the performance of our segments based on net revenues, gross profit or loss (exclusive of research and development expenses, selling, general and administrative expenses, and interest and other income/expense) and long-lived assets. Our segment net revenues shown below are derived from transactions with external customers. Our segment gross profit represents net revenues less cost of sales. Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.

                Segment information for fiscal years 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003

Net Revenues:
Contract manufacturing and development of biologics	$4,684,000	$3,039,000	$3,346,000

Research and development of biotherapeutics	275,000	275,000	575,000

Total net revenues	$4,959,000	$3,314,000	$3,921,000

Gross Profit:
Contract manufacturing and development of biologics	$283,000	$827,000	$486,000

Research and development of biotherapeutics	275,000	275,000	575,000

Total gross profit	$558,000	$1,102,000	$1,061,000

Research and development expense of biotherapeutics	(11,164,000)	(9,673,000)	(8,744,000)

Selling, general and administrative expense	(5,098,000)	(4,225,000)	(2,987,000)

Net interest and other income (expense)	252,000	(1,549,000)	(889,000)

Net loss	$(15,452,000)	$(14,345,000)	$(11,559,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                Long-lived assets consist of the following at April 30, 2005 and April 30, 2004:

	2005	2004

Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,291,000	$633,000

Research and development of biotherapeutics	347,000	240,000

Total long-lived assets, net	$1,638,000	$873,000

                Net revenues generated from Avid during fiscal years 2005, 2004 and 2003 were primarily from one customer headquartered in Israel, one customer located in Germany and two customers located in the U.S as follows:

	2005	2004	2003

Customer revenues as a % of net revenues:
United States (customer A)	15%	24%	34%
United States (customer B)	51%	4%	0%
Germany (one customer)	0%	3%	65%
Israel (one customer)	32%	67%	0%
Other customers	2%	2%	1%

Total customer revenues as a % of net revenues	100%	100%	100%

                Net revenues generated from Peregrine during fiscal years 2005, 2004 and 2003 were primarily from the amortized portion of the up-front license fee under the December 2003 license agreement with Schering A.G. combined with the up-front license fee of $350,000 received under the Merck KGaA license agreement, which was included in license revenue in fiscal year 2003 (Note 8).

13.           INCOME TAXES

                The provision for income taxes consists of the following for the three years ended April 30, 2005:

	2005	2004	2003

Provision for federal income taxes at statutory rate	$(5,254,000)	$(4,877,000)	$(3,930,000)
Other, net	15,000	18,000	3,000
Increase of effective tax rate for net state deferred tax asset	—	(1,941,000)	—
State income taxes, net of federal benefit	(902,000)	(837,000)	(347,000)
Expiration and adjustment of loss and carryforwards	4,513,000	891,000	876,000
Change in valuation allowance	1,628,000	6,746,000	3,398,000

Income tax (expense) benefit	$—	$—	$—

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets at April 30, 2005 and 2004 are as follows:

	2005	2004

Net operating loss carryforwards	$41,628,000	$39,355,000
Stock-based compensation	1,495,000	1,813,000
General business and research and development credits	118,000	118,000
Deferred revenue	226,000	657,000
Accrued liabilities	1,785,000	1,681,000

Total deferred tax assets	45,252,000	43,624,000
Less valuation allowance	(45,252,000)	(43,624,000)

Net deferred tax assets	$—	$—

                At April 30, 2005, we had federal net operating loss carryforwards and tax credit carryforwards of approximately $113,829,000 and $118,000, respectively. The operating loss carryforwards expire in fiscal years 2006 through 2025. The net operating losses of $2,986,000 applicable to Vascular Targeting Technologies, our wholly-owned subsidiary, can only be offset against future income of that subsidiary. The tax credit carryforwards begin to expire in fiscal year 2008 and are available to offset the future taxes or our subsidiary. We also have state net operating loss carryforwards of approximately $56,616,000 at April 30, 2005, which began to expire in fiscal year 2004.

                 Due to ownership changes in our common stock, there may be limitations on our ability to utilize our net operating loss carryforwards in the future.

14.           RELATED PARTY TRANSACTIONS

                During fiscal year 2005, 2004 and 2003, we paid Equiplace Securities, LLC (“Equiplace”) $12,000, $72,000 and $15,000, respectively, for Avid business development services provided by employees of Equiplace under a Finder’s Agreement. Under the Finder’s Fee Agreement, Equiplace was given a call list of potential customers which was provided by Avid. Equiplace employees then call each contact and present Avid’s manufacturing services. All contacts that show an interest in Avid’s services are then turned over to Avid’s in-house Business Development Department for continued discussions. In addition, Equiplace may receive a commission ranging from 2% to 4% of revenues generated by Avid Bioservices, Inc. on new customers referred to Avid by Equiplace. The commissions due Equiplace can be reduced in half if another third-party finder is jointly responsible for new customer contracts. Mr. Swartz, a member of our Board of Directors, owns fifty percent (50%) of Equiplace. The Finder Fee Agreement was canceled on June 30, 2004. To date, we have not paid any commissions under the agreement. Mr. Swartz has referred one of Avid’s largest customers to date without receiving any commission or fee.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005 (continued)

                On November 19, 2001, we received $5,750,000 under a Common Stock Purchase Agreement in exchange for the issuance of 5,750,000 shares of our common stock and warrants to purchase up to 1,725,000 shares of our common stock at an exercise price of $1.00 per share. Mr. Swartz, a member of our Board of Directors, invested $500,000 of the total amount in exchange for 500,000 shares of our common stock and warrants to purchase up to 150,000 shares of our common stock at an exercise price of $1.00. Subsequent to the sale, we were informed by The Nasdaq Stock Market that the sale of shares to a member of our Board of Directors at a discount to the market price of our common stock required stockholder approval in order for us to be in compliance with Nasdaq Market Rule 4350. On October 22, 2002, our prior sale of common stock to Mr. Swartz did not receive stockholder approval due to insufficient stockholder votes. As such, we were required to rescind the transaction and to return the sum of $500,000 to Mr. Swartz in exchange for the return of 500,000 shares of our common stock and the cancellation of a warrant to purchase up to 150,000 shares of our common stock. During December 2002, we paid Mr. Swartz $508,000, which included interest calculated at our earned money market rates.

15.           BENEFIT PLAN

                During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all regular employees who are over age 21, work at least 25 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation or a maximum of $14,000. We made no matching contributions to the Plan since its inception.

16.           SUBSEQUENT EVENTS

                On June 17, 2005, we entered into an additional note payable agreement with GE in the amount of $267,000 collateralized by certain laboratory equipment. The note bears interest at a rate of 6.39% per annum with payments due monthly in the amount of approximately $8,000 over 36 months commencing August 1, 2005. Under the terms of the agreement, we paid to GE a security deposit of 25%, or approximately $67,000, which is due and payable to us at the end of the note term.

17.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended

	April 30, 2005	January 31, 2005	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003

Net revenues	$919,000	$1,353,000	$2,183,000	$504,000	$1,855,000	$229,000	$858,000	$372,000
Cost of sales	$1,136,000 (a)	$1,273,000	$1,544,000	$448,000	$1,005,000	$223,000	$666,000	$318,000
Gross profit (loss)	$(217,000)	$80,000	$639,000	$56,000	$850,000	$6,000	$192,000	$54,000
Operating expenses	$4,498,000	$3,886,000	$4,341,000	$3,537,000	$4,104,000	$3,819,000	$3,084,000	$2,891,000
Net loss	$(4,657,000)	$(3,744,000)	$(3,638,000)	$(3,413,000)	$(3,182,000)	$(4,137,000)	$(2,915,000)	$(4,111,000)

Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.03)	$(0.02)	$(0.03)	$(0.03)	$(0.02)	$(0.03)

______________
(a) Cost of sales for the quarter ended April 30, 2005 includes the write-off of unusable work-in-process inventory generated during the quarter ended April 30, 2005 in the amount of $605,000.

PEREGRINE PHARMACEUTICALS, INC.	SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2005

Description	Balance at Beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

Valuation reserve for note and other receivables for the year ended April 30, 2003	$1,785,000	$—	$(81,000)	$1,704,000

Valuation reserve for note and other receivables for the year ended April 30, 2004	$1,704,000	$—	$(59,000)	$1, 645,000

Valuation reserve for note and other receivables for the year ended April 30, 2005	$1,645,000	$—	$(64,000)	$1, 581,000