Form 10-Q
period 2005-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2005-09-09
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	166,017,599 shares of common stock as of September 6, 2005

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,”  “us,”  “our,”  “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly-owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2005	APRIL 30, 2005
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,495,000	$9,816,000
Trade and other receivables, net of allowance for doubtful accounts of $70,000 (July) and $69,000 (April)	405,000	486,000
Inventories	811,000	627,000
Prepaid expenses and other current assets	938,000	1,197,000

Total current assets	18,649,000	12,126,000

PROPERTY:
Leasehold improvements	494,000	494,000
Laboratory equipment	3,201,000	3,029,000
Furniture, fixtures and computer equipment	683,000	647,000

	4,378,000	4,170,000
Less accumulated depreciation and amortization	(2,633,000)	(2,532,000)

Property, net	1,745,000	1,638,000

OTHER ASSETS:
Note receivable, net of allowance of $1,494,000 (July) and $1,512,000 (April)	-	-
Other	492,000	481,000

Total other assets	492,000	481,000

TOTAL ASSETS	$20,886,000	$14,245,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JULY 31, 2005	APRIL 30, 2005
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,078,000	$1,325,000
Accrued clinical trial site fees	17,000	8,000
Accrued legal and accounting fees	458,000	549,000
Accrued royalties and license fees	184,000	149,000
Accrued payroll and related costs	466,000	806,000
Notes payable, current portion	321,000	234,000
Other current liabilities	418,000	563,000
Deferred revenue	725,000	517,000

Total current liabilities	3,667,000	4,151,000

NOTES PAYABLE	557,000	434,000
DEFERRED LICENSE REVENUE	31,000	50,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$.001 par value; authorized 200,000,000 shares; outstanding - 165,690,677 (July); 152,983,460 (April)	166,000	153,000
Additional paid-in capital	191,254,000	180,011,000
Deferred stock compensation	(647,000)	(751,000)
Accumulated deficit	(174,142,000)	(169,803,000)

Total stockholders' equity	16,631,000	9,610,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,886,000	$14,245,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	July 31, 2005	July 31, 2004
	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$189,000	$485,000
License revenue	19,000	19,000
Total revenues	208,000	504,000

COSTS AND EXPENSES:
Cost of contract manufacturing	304,000	448,000
Research and development	2,792,000	2,570,000
Selling, general and administrative	1,517,000	967,000
Total costs and expenses	4,613,000	3,985,000

LOSS FROM OPERATIONS	(4,405,000)	(3,481,000)

OTHER INCOME (EXPENSE):
Interest and other income	76,000	68,000
Interest and other expense	(10,000)	-
NET LOSS	$(4,339,000)	$(3,413,000)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	160,035,717	141,312,572

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.02)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	July 31, 2005	July 31, 2004
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,339,000)	$(3,413,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,000	83,000
Stock-based compensation	104,000	95,000
Stock issued for research services	278,000	-
Changes in operating assets and liabilities:
Trade and other receivables	81,000	304,000
Inventories	(184,000)	(1,032,000)
Prepaid expenses and other current assets	(19,000)	114,000
Accounts payable	(247,000)	(140,000)
Accrued clinical trial site fees	9,000	(21,000)
Deferred revenue	189,000	1,309,000
Accrued payroll and related costs	(340,000)	(168,000)
Other accrued expenses and current liabilities	(201,000)	42,000

Net cash used in operating activities	(4,568,000)	(2,827,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(208,000)	(24,000)
Increase in other assets	(11,000)	(134,000)

Net cash used in investing activities	(219,000)	(158,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	267,000	-
Principal payments on notes payable	(57,000)	-
Proceeds from issuance of common stock, net of issuance costs of $46,000 (July 2005) and $3,000 (July 2004)	11,256,000	57,000
Net cash provided by financing activities	11,466,000	57,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,679,000	(2,928,000)

CASH AND CASH EQUIVALENTS, beginning of period	9,816,000	14,884,000

CASH AND CASH EQUIVALENTS, end of period	$16,495,000	$11,956,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2005 (unaudited)

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

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at July 31, 2005, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three month periods ended July 31, 2005 and 2004. We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted. Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2005. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

As of July 31, 2005, we had $16,495,000 in cash and cash equivalents on hand. We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of our years since inception. Since inception, we have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the three months ended July 31, 2005 and 2004 amounted to $189,000 and $485,000, respectively. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to continue the development of our product candidates, including the anticipated development and clinical costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with our other technology platforms and the potential expansion of our manufacturing capabilities.

We plan to raise additional capital primarily through the offer and sale of shares of our common stock. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2005 (unaudited) (continued)

In addition to equity financing, we explore various other sources of funding, including possible debt financing and leveraging our many assets, including our intellectual property portfolio and the operations of Avid. Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts. We also have the facilities of Avid that we may leverage in a strategic transaction if the right opportunity and financial terms are presented to us, provided that the manufacturing needs of our customers and Peregrine are not jeopardized.

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

Prepaid Expenses - Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date. During fiscal year 2005, we prepaid various research and development related services through the issuance of our shares of common stock with unrelated entities, which are expensed once the services have been provided under the terms of the arrangement. As of July 31, 2005, prepaid research and development services of $759,000 paid in shares of our common stock is included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly-owned subsidiary, Avid. Inventories consist of the following at July 31, 2005 and April 30, 2005:

	July 31, 2005	April 30, 2005
Raw materials	$474,000	$445,000
Work-in-process	337,000	182,000
Total inventories	$811,000	$627,000

Concentrations of Credit Risk - The majority of trade and other receivables are from customers in the United States. Most contracts require up-front payments and installment payments as the project progresses. We perform periodic evaluations of our ongoing customers and generally do not require collateral, although we can terminate any contract if a material default occurs. Reserves are maintained for potential credit losses, and such losses have been minimal and within our estimates.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2005 (unaudited) (continued)

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

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2005 (unaudited) (continued)

Research and Development - Research and development costs are charged to expense when incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical trials and pre-clinical testing of technologies under development, (iii) the costs to manufacture the product candidates, including raw materials and supplies, (iv) technology access and maintenance fees, including amounts incurred under licensing agreements and intellectual property access fees, (v) expenses for research and services rendered under outside contracts, including sponsored research funding paid to universities, and (vi) facility and other research and development expenses.

Reclassification - Certain amounts in fiscal year 2005 condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, and warrants outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. Because the impact of options and warrants are antidilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three months ended July 31, 2005 and July 31, 2004. The dilutive effect of 3,261,033 and 8,183,453 shares of potentially issuable common stock from the exercise of options and warrants calculated under the treasury stock method were excluded from net loss per common share for the three months ended July 31, 2005 and 2004, respectively, because their effect was antidilutive since we reported a net loss in both three-month periods presented.

Weighted average outstanding options and warrants to purchase up to 14,742,319 and 11,379,093 shares of common stock for the three months ended July 31, 2005 and July 31, 2004, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

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
FOR THE THREE MONTHS ENDED JULY 31, 2005 (unaudited) (continued)

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

We utilize the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly, no compensation expense has been recognized for the options in the accompanying condensed consolidated financial statements for the three-month periods ended July 31, 2005 and July 31, 2004.

Had we used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

	THREE MONTHS ENDED
	July 31, 2005	July 31, 2004
Net loss, as reported	$(4,339,000)	$(3,413,000)
Stock-based employee compensation cost that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(643,000)	(790,000)
Pro forma net loss as if the fair value based method had been applied to all awards	$(4,982,000)	$(4,203,000)
Basic and diluted net loss per share, as reported	$(0.03)	$(0.02)
Basic and diluted net loss per share, pro forma	$(0.03)	$(0.03)

Stock-based compensation expense recorded during the three months ended July 31, 2005 and July 31, 2004 primarily relates to stock option grants made to consultants or non-employees and has been measured utilizing the Black-Scholes option valuation model and is being amortized over the estimated period of service or related vesting period. Stock-based compensation expense recorded during the three months ended July 31, 2005 and July 31, 2004 amounted to $104,000 and $95,000, respectively.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates of SFAS No. 123R such that we are now allowed to adopt the new standard no later than May 1, 2006. SFAS No. 123R eliminates the ability to account for share-based compensation using APB No. 25, and the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 (as shown above), we are evaluating the requirements under SFAS No. 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and expect the adoption to have a significant impact on our consolidated statements of operations and net loss per share and minimal impact on our consolidated statement of financial position.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2005 (unaudited) (continued)

In addition, during August 2003, a member of our Board of Directors voluntarily cancelled an option to purchase shares of our common stock due to an insufficient number of stock options available in our stock option plans for new employee grants. During October 2003, we received stockholder approval for our 2003 Stock Incentive Plan (“2003 Plan”) and the director was re-granted options to purchase shares under the 2003 Plan. In accordance with FASB Interpretation No. 44 (“FIN No. 44”), Accounting for Certain Transactions Involving Stock Compensation, the option granted to the director under the 2003 Plan is subject to variable accounting, which could result in an increase in compensation expense in subsequent periods if the market price of our common stock exceeds the original exercise price of the option until the date the option is exercised, forfeited, or expires unexercised. If the market price of stock decreases, then decreases in compensation expense would be recognized, limited to the net expense previously reported. During the three months ended July 31, 2005 and July 31, 2004, we did not record compensation expense with respect to such option in accordance with FIN No. 44 since the market price of our stock was less than the exercise price of the option at the end of the respective periods.

Recent Accounting Pronouncement - In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We would be required to implement this standard no later than May 1, 2006, unless adopted earlier. We are currently evaluating the impact of SFAS No. 151 on our financial position and results of operations.

3.	NOTE RECEIVABLE

During December 1998, we completed the sale and subsequent leaseback of our two facilities and recorded an initial note receivable from the buyer of $1,925,000. The note receivable bears interest at 7.5% per annum and payments are due monthly based on a 20-year amortization period. The note receivable is due on the earlier to occur of (i) December 1, 2010 or (ii) upon the sale of the facility and the transfer of title. In addition, if we default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to us for such note receivable, as defined in the note agreement. Although we have made all payments under the lease agreement and we have not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, we did not have sufficient cash on hand to meet our obligations on a timely basis and we were operating at significantly reduced levels. In addition, at that time, if we could not raise additional cash by December 31, 1999, we may have had to file for protection under the laws of bankruptcy. Due to the uncertainty of our ability to pay our lease obligations on a timely basis, we established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. We reduce the reserve as payments are received and we record the reduction as interest and other income in the accompanying condensed consolidated statements of operations. Due to the uncertainty of our ability to fund our operations beyond fiscal year 2006, the carrying value of the note receivable approximates its fair value at July 31, 2005. We have received all payments to date under the note receivable.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2005 (unaudited) (continued)

The following represents a rollforward of the allowance of the note receivable for the three months ended July 31, 2005:

Allowance balance, April 30, 2005	$1,581,000
Principal payments received	(17,000)
Allowance balance, July 31, 2005	$1,564,000

4.	NOTES PAYABLE

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

During June 2005, we entered into an additional note agreement with GE in the amount of $267,000 collateralized by certain laboratory equipment. The note bears interest at a rate of 6.39% per annum with payments due monthly in the amount of approximately $8,000 over 36 months which commenced in August 2005. Under the terms of the agreement, we paid to GE a security deposit of 25%, or approximately $67,000, which is due and payable to us at the end of the note term. The deposit is included in other long term assets in the accompanying consolidated financial statements.

As of July 31, 2005, we owed GE an aggregate amount of $878,000 under all note payable agreements. Minimum future principal payments on notes payable as of July 31, 2005 are as follows:

Year ending April 30:

2006	$239,000
2007	336,000
2008	279,000
2009	24,000
Total	$878,000

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2005 (unaudited) (continued)

5.	LICENSING, RESEARCH AND DEVELOPMENT AGREEMENTS

During August 2005, we licensed certain intellectual property rights under our Vascular Targeting Agent technology to Medarex, Inc. (“Medarex”), which allows Medarex to develop and commercialize certain monoclonal antibodies for the treatment of a wide range of solid tumors. Under the terms of the agreement, we will receive an up-front payment and annual maintenance fees. In addition, we could also receive future payments based on the achievement of clinical milestones and a royalty on net sales, as defined in the agreement.

6.	LITIGATION

In the ordinary course of business, we are at times subject to various legal proceedings, including licensing and contract disputes and other matters, which are further discussed below:

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

On August 3, 2005, USC filed a cross-complaint against the Company relating to the above-mentioned lawsuit. The cross-complaint alleges that the Company has breached various agreements with USC by (i) breaching reporting and diligence provisions of the option and license agreements, (ii) failing to make payments under a sponsored research agreement, and (iii) failing to exercise its rights under the product and option license agreement for hybridoma clones. USC is seeking unspecified punitive damages with respect to its rights under the option and license agreements and the sponsored research agreement. The Company believes that the cross-complaint is erroneous and without merit and intends to contest it vigorously. The Company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's consolidated financial statements taken as a whole. In addition, we are in active discussions with USC, Dr. Epstein and Knobbe, Martens, Olson & Bear, LLP to resolve the disputes through mediation.

On September 30, 2004, we filed a lawsuit against Knobbe, Martens, Olson & Bear, LLP and Joseph Reisman, of the law firm Knobbe, Martens, Olson & Bear, LLP, in San Diego Superior Court. This suit is related to USC’s above-mentioned failure to protect patent rights in Japan. Accordingly, the case against the Knobbe firm was dismissed in connection with receiving a tolling agreement extending the statute of limitations on our claims against the firm while USC pursues those claims.

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

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2005 (unaudited) (continued)

7.	STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2005, we entered into three separate security purchase agreements with unrelated entities as summarized below:

Description of Financing Transaction	Number of Common Stock Shares Issued	Net Issuance Value
Common stock purchase agreement dated January 31, 2005	1,582,217	$1,576,000
Common stock purchase agreement dated May 11, 2005	3,125,000	$2,989,000
Common stock purchase agreement dated June 22, 2005	8,000,000	$6,691,000
	12,707,217	$11,256,000

As of July 31, 2005, an aggregate of 962,558 shares of common stock were available for issuance under our shelf registration statements on Form S-3, as filed with the Securities and Exchange Commission.

Shares of Common Stock Authorized and Reserved For Future Issuance

In accordance with our shares reserved for issuance under our shelf registration statements, stock option plans and warrant agreements, we have reserved 26,341,233 shares of our common stock at July 31, 2005 for possible future issuance, calculated as follows:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved under shelf registration statements	962,558
Options issued and outstanding	11,236,215
Options available for future grant	600,664
Warrants issued and outstanding	13,541,796
Total shares reserved	26,341,233

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2005 (unaudited) (continued)

8.	STOCK OPTIONS AND WARRANTS

As of July 31, 2005, options to purchase up to 11,236,215 shares of our common stock were issued and outstanding and exercisable at prices ranging between $0.34 and $5.28 per share with an average exercise price of $1.60 per share and expire at various dates through June 27, 2015.

As of July 31, 2005, warrants to purchase up to 13,541,796 shares of our common stock were issued and outstanding and exercisable at prices ranging between $0.71 and $5.00 per share with an average exercise price of $1.81 per share and expire at various dates through March 31, 2008.

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

Segment information for three months ended July 31, 2005 and July 31, 2004 is summarized as follows:

	Three Months Ended July 31,
	2005	2004
Net Revenues:
Contract manufacturing and development of biologics	$189,000	$485,000
Research and development of biotherapeutics	19,000	19,000
Total net revenues	$208,000	$504,000

Gross Profit (Loss):
Contract manufacturing and development of biologics	$(115,000)	$37,000
Research and development of biotherapeutics	19,000	19,000
Total gross profit (loss)	(96,000)	56,000

Research and development expense of biotherapeutics	(2,792,000)	(2,570,000)
Selling, general and administrative expense	(1,517,000)	(967,000)
Other income, net	66,000	68,000
Net loss	$(4,339,000)	$(3,413,000)

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2005 (unaudited) (continued)

Long-lived assets consist of the following at July 31, 2005 and April 30, 2005:

	July 31, 2005	April 30, 2005
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,400,000	$1,291,000
Research and development of biotherapeutics	345,000	347,000
Total long-lived assets, net	$1,745,000	$1,638,000

Net revenues generated from Avid during the three months ended July 31, 2005 and July 31, 2004 were primarily from three customers located in the U.S and one customer headquartered in Israel as follows:

	Three Months Ended July 31,
	2005	2004
Customer revenues as a % of net revenues:
United States (customer A)	37%	41%
United States (customer B)	20%	1%
United States (customer C)	37%	0%
Israel (one customer)	6%	56%
Other customers	0%	2%
Total customer revenues as a % of net revenues	100%	100%

Net revenues generated from Peregrine during the three months ended July 31, 2005 and July 31, 2004 were from the amortized portion of the up-front license fee under the December 2002 license agreement with Schering A.G.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

To gain a better understanding of the risk factors that may tend to influence the accuracy of our forward looking statements, we recommend that you read the risk factors identified in the Company's Annual Report on Form 10-K for the year ended April 30, 2005 and all other reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Although we believe that the risks described in the 10-K and other reports filed with the SEC represent all material risks currently applicable to us, additional risks and uncertainties not presently known to us or that are currently not believed to be important to us may also affect our actual future results and could harm our business, financial condition, and results of operations.

Company Overview

We are a biopharmaceutical company primarily developing broad-based therapeutics directed towards the treatment of cancer and viruses using targeted monoclonal antibodies. We are organized into two reportable operating segments: (i) Peregrine Pharmaceuticals, Inc. (“Peregrine”), the parent company, is engaged in the research and development of targeted broad-based therapeutics and (ii) Avid Bioservices, Inc. (“Avid”), our wholly-owned subsidiary, is engaged in providing manufacturing expertise of biologics for biopharmaceutical and biotechnology companies, including Peregrine.

Recent Developments

The following table provides you with an overview of our products in clinical trials and the current clinical status of each trial:

Products in Clinical Trials
Technology Platform	Product Name	Disease	Stage of Development	Development Status Overview
Tumor Necrosis Therapy (“TNT”)	Cotara®	Brain Cancer	Phase II/III registration trial
Peregrine, in collaboration with New Approaches to Brain Tumor Therapy (“NABTT”), a brain tumor consortium, have initiated the first part of the Phase II/III product registration study to evaluate Cotara® for the treatment of brain cancer. This study is partially funded by the National Cancer Institute ("NCI”) and will treat up to 28 patients. The study is being conducted at the following four NABTT institutions: Wake Forest University, Emory University, University of Alabama at Birmingham and University of Pennsylvania.

Anti-Phospholipid Therapy	Tarvacin™	Advanced Solid Cancers	Phase I
This phase I clinical study is a single and repeat dose escalation study designed to enroll up to 28 patients with advanced solid tumors that no longer respond to standard cancer treatments. Patient enrollment is open at the Scottsdale and Tucson sites of the Arizona Cancer Center and recently at Premiere Oncology in Santa Monica, CA.

Anti-Phospholipid Therapy	Tarvacin™	Hepatitis C Virus	Phase I
This phase I clinical study is a single dose-escalation study in up to 32 adult patients with chronic hepatitis C virus (HCV) infection who either no longer respond to or failed standard therapy with pegylated interferon and ribavirin combination therapy. Patient enrollment is open at Bach and Godofsky Infectious Diseases located in Bradenton, FL.

Results of Operations

The following table compares the condensed consolidated statements of operations for the three-month periods ended July 31, 2005 and July 31, 2004. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which changes are further discussed below.

	Three Months Ended July 31,
	2005	2004	$ Change
REVENUES:
Contract manufacturing revenue	$189,000	$485,000	$(296,000)
License revenue	19,000	19,000	-
Total revenues	208,000	504,000	(296,000)

COSTS AND EXPENSES:
Cost of contract manufacturing	304,000	448,000	(144,000)
Research and development	2,792,000	2,570,000	222,000
Selling, general & administrative	1,517,000	967,000	550,000
Total costs and expenses	4,613,000	3,985,000	628,000

LOSS FROM OPERATIONS	(4,405,000)	(3,481,000)	(924,000)

OTHER INCOME (EXPENSE):
Interest and other income	76,000	68,000	8,000
Interest and other expense	(10,000)	-	(10,000)

NET LOSS	$(4,339,000)	$(3,413,000)	$(926,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues. The decrease in total revenues of $296,000 during the three months ended July 31, 2005 compared to the same period in the prior year was due to a decrease in contract manufacturing revenue of the same amount. The decrease in contract manufacturing revenue was primarily due to a decrease in the number of active projects associated with unrelated entities compared to the same period in the prior year. In addition, during the current quarter, we significantly increased our utilization of our manufacturing facility to manufacture clinical grade materials to support Peregrine’s three active clinical trials and other products under development.

We expect contract manufacturing revenue to increase during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under outstanding proposals. Although Avid is presently working on active projects and has submitted various project proposals with various potential customers, we cannot estimate nor can we determine the likelihood that we will be successful in completing these ongoing projects or converting any of these project proposals into definitive agreements during the remainder of fiscal year 2006.

Cost of Contract Manufacturing. The decrease in cost of contract manufacturing of $144,000 during the three months ended July 31, 2005 compared to the same period in the prior year was primarily related to the current quarter decrease in contract manufacturing revenue, offset by additional costs incurred during the current quarter to provide additional data to support required studies for current customers. We expect contract manufacturing costs to increase during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses. The increase in research and development expenses of $222,000 during the three months ended July 31, 2005 compared to the same period in the prior year was primarily due to a net increase in expenses associated with the following platform technologies under development:

Tumor Necrosis Therapy (“TNT”) (Cotara®) - During the quarter ended July 31, 2005, TNT (Cotara®) program expenses increased $378,000 from $390,000 in fiscal year 2005 to $768,000 in fiscal year 2006. The increase in TNT (Cotara®) program expenses of $378,000 is primarily due to an increase in allocated manufacturing expenses and payroll and related expenses to support the first part of the Cotara® Phase II/III registration trial for the treatment of brain cancer in collaboration with the New Approaches to Brain Tumor Therapy consortium, and to support the increase in research and development programs associated with our TNT technology platform.

Anti-Phospholipid Therapy (Tarvacin™) - During the quarter ended July 31, 2005, Anti-Phospholipid Therapy (Tarvacin™) program expenses increased $300,000 from $1,271,000 in fiscal year 2005 to $1,571,000 in fiscal year 2006. The increase in Anti-Phospholipid Therapy (Tarvacin™) program expenses of $300,000 is primarily due to an increase in allocated manufacturing expenses and various clinical trial start-up expenses to support the initiation of two separate Phase I clinical studies using Tarvacin™ for the treatment of advanced solid cancers and chronic hepatitis C virus infection combined with an increase in sponsored research fees associated with Anti-Phospholipid Therapy development. These increases were offset by a decrease in pre-clinical toxicology study expenses incurred in the prior year quarter to support the Tarvacin™ Investigational New Drug (“IND”) applications that were filed in the prior fiscal year with the U.S. Food & Drug Administration combined with a decrease in technology license fees regarding an up-front license fee expensed in the prior year quarter under a licensing agreement we entered into with The University of Texas M.D. Anderson Cancer Center.

Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis - During the quarter ended July 31, 2005, VTA and Anti-Angiogenesis program expenses decreased $253,000 from $604,000 in fiscal year 2005 to $351,000 in fiscal year 2006. The decrease in VTA and Anti-Angiogenesis program expenses of $253,000 is primarily due to a decrease in intellectual property access fees and sponsored research fees associated with VTA development, offset with an increase in payroll and related fees and development expenses to support our increase in active VTA and Anti-Angiogenesis pre-clinical research programs.

Vasopermeation Enhancements Agents (“VEAs”) - During the quarter ended July 31, 2005, VEA program expenses decreased $194,000 from $296,000 in fiscal year 2005 to $102,000 in fiscal year 2006. The decrease in VEA program expenses of $194,000 is primarily due to a decrease in sponsored research fees paid to University of Southern California combined with a decrease in antibody development fees regarding expenses incurred in the prior year associated with a research study that was completed in the prior year. In January 2005, we entered into an agreement with Merck KGaA of Darmstadt, Germany, that will give us access to Merck's technology and expertise in protein expression to advance the development of our VEA technology and other platform technologies. Merck KGaA is presently working on a clinical candidate under the VEA technology platform.

We expect research and development expenses to increase over the near term primarily under the following ongoing research and development programs:

1.	Clinical programs associated with the commencement of two separate Phase I clinical trials to evaluate Tarvacin™ for the treatment of solid tumors and chronic hepatitis C virus infection;
2.
Cotara® clinical study for the treatment of brain cancer in collaboration with New Approaches to Brain Tumor Therapy (“NABTT”), a brain tumor treatment consortium, representing the first part of our Phase II/III registration trial;

3.	Anti-Phospholipid Therapy research and development program;
4.	2C3 (anti-angiogenesis antibody) research and development program;
5.	Vascular Targeting Agent research and development program; and
6.	Vasopermeation Enhancement Agent research and development program.

Due to the number of ongoing research programs, if we fail to obtain additional funding during fiscal year 2006, we may be forced to scale back our product development efforts or our operations in a manner that will ensure we can pay our obligations as they come due in the ordinary course of business beyond fiscal year 2006.

The following represents the research and development expenses (“R&D Expenses”) we have incurred by each major technology platform under development:

Technology Platform	R&D Expenses- Quarter Ended July 31, 2004	R&D Expenses- Quarter Ended July 31, 2005	R&D Expenses- May 1, 1998 to July 31, 2005
TNT (Cotara®)	$390,000	$768,000	$29,584,000
Anti-Phospholipid Therapy (Tarvacin™)	1,271,000	1,571,000	9,453,000
VTA and Anti-Angiogenesis	604,000	351,000	11,106,000
VEA	296,000	102,000	5,470,000
Other research programs	9,000	-	13,441,000
Total R&D Expenses	$2,570,000	$2,792,000	$69,054,000

From inception to April 30, 1998, we expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between the TNT and prior developed technologies. In addition to the above costs, we expensed an aggregate of $32,004,000 for the acquisition of our TNT and VTA technologies, which were acquired during fiscal years 1995 and 1997, respectively.

Looking beyond the current fiscal year, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

▪	The uncertainty of our capital resources to fund research, development and clinical studies beyond the current fiscal year;
▪
The uncertainty of future costs associated with our pre-clinical candidates, including Vascular Targeting Agents, Anti-angiogensis Agents, and Vasopermeation Enhancement Agents, which costs are dependent on the success of pre-clinical development. We are uncertain whether or not these product candidates will be successful and we are uncertain whether or not we will incur any additional costs beyond pre-clinical development;

▪	The uncertainty of future clinical trial results;
▪	The uncertainty of the ultimate number of patients to be treated in any clinical trial;
▪	The uncertainty of the Food and Drug Administration allowing our studies to move into and forward from Phase I clinical studies to Phase II and Phase III clinical studies;
▪
The uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

▪	The uncertainty of terms related to potential future partnering or licensing arrangements; and
▪	The uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

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

The increase in selling, general and administrative expenses of $550,000 during the three months ended July 31, 2005 compared to the same period in the prior year is primarily due to an increase in (i) payroll and related expenses of $156,000 from $461,000 in fiscal year 2005 to $617,000 in fiscal year 2006 primarily due to an increase in headcount across most corporate functions to support the increased operations primarily pertaining to Avid and the expansion of our pre-clinical and clinical development plans, (ii) audit and accounting fees of $100,000 from $41,000 in fiscal year 2005 to $141,000 in fiscal year 2006 primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, (iii) legal fees of $119,000 from $72,000 in fiscal year 2005 to $191,000 in fiscal year 2006 primarily pertaining to the general corporate matters and lawsuits described in the Quarterly Report on Form 10-Q under Part II, Item 1, Legal Proceedings, (iv) investor and public relation fees increased $49,000 from $26,000 in fiscal year 2005 to $75,000 in fiscal year 2006 primarily due to services provided by public relation firms assisting the Company with its investor and public relations activities, whose services were not utilized in the same prior year period, (v) director fees of $49,000 from $57,000 in fiscal year 2005 to $106,000 in fiscal year 2006 primarily due to an increase in the number of non-employee directors combined with an increase in the number of Company Board meetings, and (vi) travel and related expenses of $53,000 from $54,000 in fiscal year 2005 to $107,000 in fiscal year 2006 related primarily due to Peregrine’s increased business development activities.

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

Liquidity and Capital Resources

As of July 31, 2005, we had $16,495,000 in cash and cash equivalents on hand. Although we have sufficient cash on hand to meet our current planned obligations through at least the current fiscal year, our development efforts are dependent on our ability to raise additional capital to support our future operations.

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

Revenues earned by Avid during the three months ended July 31, 2005 and 2004 amounted to $189,000 and $485,000, respectively. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to continue the development of our product candidates, including the anticipated development and clinical trial costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with our other technology platforms and the potential expansion of our manufacturing capabilities.

We plan to raise additional capital primarily through the offer and sale of shares of our common stock. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

In addition to equity financing, we actively explore various other sources of funding, including possible debt financing and leveraging our many assets, including our intellectual property portfolio and the operations of Avid. Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts. We also have the facilities of Avid that we may leverage in a strategic transaction if the right opportunity and financial terms are presented to us, provided that the manufacturing needs of our customers and Peregrine are not jeopardized.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2005 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the three months ended July 31, 2005, cash used in operating activities increased $1,741,000 to $4,568,000 compared to $2,827,000 for the three months ended July 31, 2004. The increase in cash used in operating activities was primarily related to the timing of cash flows as reflected in the changes in operating assets and payment or reduction of liabilities in the aggregate amount of $712,000, the amount of which was further supplemented by an increase of $621,000 in net cash used in operating activities after deducting non-cash operating expenses and before considering the changes in operating assets and liabilities. This increase was primarily due to an increase in general and administrative expenses supplemented by an increase in research and development expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	THREE MONTHS ENDED
	July 31, 2005	July 31, 2004
Net loss, as reported	$(4,339,000)	$(3,413,000)
Less non-cash operating expenses: Depreciation and amortization Stock-based compensation Stock issued for services	101,000 104,000 278,000	83,000 95,000 -
Net cash used in operating activities before changes in operating assets and liabilities	$(3,856,000)	$(3,235,000)
Net change in operating assets and liabilities	$(712,000)	$408,000
Net cash used in operating activities	$(4,568,000)	$(2,827,000)

Cash Used In Investing Activities. Net cash used in investing activities increased $61,000 to $219,000 for the three months ended July 31, 2005 compared to $158,000 for the three months ended July 31, 2004. This increase was primarily due to the purchase of laboratory equipment to support the expanded research efforts of Peregrine and the expanded services of Avid offset by a decrease in other assets related to prior quarter security deposits paid to GE Capital Corporation on notes payable to finance laboratory equipment.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $11,409,000 to $11,466,000 for the three months ended July 31, 2005 compared to net cash provided of $57,000 for the three months ended July 31, 2004. The increase in financing activities during the current three month period is primarily due to proceeds received under three separate security purchase agreements whereby we sold and issued 12,707,217 shares of our common stock in exchange for aggregate net proceeds of $11,256,000. This was supplemented by a current quarter increase in proceeds received from notes payable in the amount of $267,000, the amount of which was offset by $57,000 in principal payments made on notes payable during the current quarter.

Commitments

At July 31, 2005, we had no material capital commitments. In addition, we have significant obligations under license agreements that are contingent on clinical trial development milestones. We currently anticipate clinical development milestone obligation payments in the amount of $425,000 during the remainder of fiscal year 2006.

Risk Factors of Our Company

The biotechnology industry includes many risks and challenges. Our challenges may include, but are not limited to: uncertainties associated with completing pre-clinical and clinical trials for our technologies; the significant costs to develop our products as all of our products are currently in development, pre-clinical studies or clinical trials and no revenue has been generated from commercial product sales; obtaining additional financing to support our operations and the development of our products; obtaining regulatory approval for our technologies; complying with governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market, and sell our products, either directly or indirectly with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting intellectual property rights; and accurately forecasting operating and capital expenditures, other capital commitments, or clinical trial costs, and general economic conditions. A more detailed discussion regarding our industry and business risk factors can be found in our Annual Report on Form 10-K for the year ended April 30, 2005, as filed with the Securities and Exchange Commission on July 14, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at July 31, 2005, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2005, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2005.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On August 3, 2005, USC filed a cross-complaint against the Company relating to the above-mentioned lawsuit. The cross-complaint alleges that the Company has breached various agreements with USC by (i) breaching reporting and diligence provisions of the option and license agreements, (ii) failing to make payments under a sponsored research agreement, and (iii) failing to exercise its rights under the product and option license agreement for hybridoma clones. USC is seeking unspecified punitive damages with respect to its rights under the option and license agreements and the sponsored research agreement. The Company believes that the cross-complaint is erroneous and without merit and intends to contest it vigorously. The Company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's consolidated financial statements taken as a whole. In addition, we are in active discussions with USC, Dr. Epstein and Knobbe, Martens, Olson & Bear, LLP to resolve the disputes through mediation.

On September 30, 2004, we filed a lawsuit against Knobbe, Martens, Olson & Bear, LLP and Joseph Reisman, of the law firm Knobbe, Martens, Olson & Bear, LLP, in San Diego Superior Court. This suit is related to USC’s above-mentioned failure to protect patent rights in Japan. Accordingly, the case against the Knobbe firm was dismissed in connection with receiving a tolling agreement extending the statute of limitations on our claims against the firm while USC pursues those claims.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.	OTHER INFORMATION. None.

ITEM 6.	EXHIBITS AND REPORT ON FORM 8-K.

(a)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

(i)	Current report on Form 8-K as filed with the Commission on July 15, 2005 reporting the Company’s financial results for the fiscal year ended April 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

By: /s/ STEVEN W. KING
Steven W. King
President and Chief Executive Officer,
Director

/s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an
officer duly authorized to sign on
behalf of the Registrant and principal
financial officer and chief accounting
officer)