Form 10-Q
period 2005-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2005-12-12
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	174,044,349 shares of common stock as of December 5, 2005

PEREGRINE PHARMACEUTICALS, INC.
The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly-owned subsidiary, Avid Bioservices, Inc.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2005	APRIL 30, 2005
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,902,000	$9,816,000
Trade and other receivables, net of allowance for doubtful accounts of $72,000 (October) and $69,000 (April)	491,000	486,000
Inventories	1,487,000	627,000
Prepaid expenses and other current assets	877,000	1,197,000
Total current assets	14,757,000	12,126,000

PROPERTY:
Leasehold improvements	494,000	494,000
Laboratory equipment	3,209,000	3,029,000
Furniture, fixtures and computer equipment	684,000	647,000
	4,387,000	4,170,000
Less accumulated depreciation and amortization	(2,732,000)	(2,532,000)
Property, net	1,655,000	1,638,000

OTHER ASSETS:
Note receivable, net of allowance of $1,475,000 (October) and $1,512,000 (April)	–	–
Other	554,000	481,000
Total other assets	554,000	481,000
TOTAL ASSETS	$16,966,000	$14,245,000

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	OCTOBER 31, 2005	APRIL 30, 2005
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,161,000	$1,325,000
Accrued clinical trial site fees	61,000	8,000
Accrued legal and accounting fees	176,000	549,000
Accrued royalties and license fees	152,000	149,000
Accrued payroll and related costs	572,000	806,000
Notes payable, current portion	325,000	234,000
Other current liabilities	470,000	563,000
Deferred revenue	1,060,000	517,000
Total current liabilities	3,977,000	4,151,000

NOTES PAYABLE	474,000	434,000
DEFERRED LICENSE REVENUE	41,000	50,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	–	–
Common stock-$.001 par value; authorized 250,000,000 shares; outstanding - 166,032,599 (October); 152,983,460 (April)	166,000	153,000
Additional paid-in capital	191,611,000	180,011,000
Deferred stock compensation	(590,000)	(751,000)
Accumulated deficit	(178,713,000)	(169,803,000)
Total stockholders' equity	12,474,000	9,610,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,966,000	$14,245,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$533,000	$2,164,000	$722,000	$2,649,000
License revenue	23,000	19,000	42,000	38,000
Total revenues	556,000	2,183,000	764,000	2,687,000

COSTS AND EXPENSES:
Cost of contract manufacturing	428,000	1,544,000	732,000	1,992,000
Research and development	3,244,000	3,004,000	6,036,000	5,574,000
Selling, general and administrative	1,570,000	1,337,000	3,087,000	2,304,000
Total costs and expenses	5,242,000	5,885,000	9,855,000	9,870,000
LOSS FROM OPERATIONS	(4,686,000)	(3,702,000)	(9,091,000)	(7,183,000)

OTHER INCOME (EXPENSE):
Interest and other income	128,000	64,000	204,000	132,000
Interest and other expense	(13,000)	–	(23,000)	–
NET LOSS	$(4,571,000)	$(3,638,000)	$(8,910,000)	$(7,051,000)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	165,925,879	141,545,829	162,980,798	141,429,201
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)	$(0.05)	$(0.05)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31,
	2005	2004
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,910,000)	$(7,051,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,000	155,000
Stock-based compensation	161,000	114,000
Stock issued for research services	678,000	307,000
Changes in operating assets and liabilities:
Trade and other receivables	(5,000)	739,000
Inventories	(860,000)	(617,000)
Prepaid expenses and other current assets	(37,000)	106,000
Accounts payable	(164,000)	353,000
Accrued clinical trial site fees	53,000	(33,000)
Deferred revenue	534,000	126,000
Accrued payroll and related costs	(234,000)	83,000
Other accrued expenses and current liabilities	(463,000)	265,000
Net cash used in operating activities	(9,047,000)	(5,453,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(217,000)	(203,000)
Increase in other assets	(73,000)	(199,000)
Net cash used in investing activities	(290,000)	(402,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	267,000	–
Principal payments on notes payable	(136,000)	–
Proceeds from issuance of common stock, net of issuance costs of $46,000 (October 2005) and $15,000 (October 2004)	11,292,000	1,296,000
Net cash provided by financing activities	11,423,000	1,296,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,086,000	(4,559,000)

CASH AND CASH EQUIVALENTS, beginning of period	9,816,000	14,884,000
CASH AND CASH EQUIVALENTS, end of period	$11,902,000	$10,325,000

NON-CASH FINANCING ACTIVITIES:
Common stock issued for research fees and prepayments for future research services	$321,000	$–

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited)

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

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at October 31, 2005, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three and six month periods ended October 31, 2005 and 2004. We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted. Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2005. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

As of October 31, 2005, we had $11,902,000 in cash and cash equivalents on hand. In addition, we received an additional $6,720,000 in net proceeds from the sale of shares of our common stock under a Common Stock Purchase Agreement dated November 23, 2005 (Note 6). As of November 30, 2005, including the $6,720,00 in proceeds from the Common Stock Purchase Agreement dated November 23, 2005, we had $17,011,000 in cash and cash equivalents. We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of our years since inception. Since inception, we have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the six months ended October 31, 2005 and 2004 amounted to $722,000 and $2,649,000, respectively. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to continue the development of our product candidates, including the anticipated development and clinical costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with our other technology platforms and the potential expansion of our manufacturing capabilities.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock from our shelf registration statements on Form S-3, which as of December 5, 2005, we had an aggregate of approximately 4,576,000 shares available for possible future registered transactions. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

In addition to equity financing, we explore various other sources of funding, including possible debt financing and leveraging our many assets, including our intellectual property portfolio. Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts.

There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all (from either debt, equity or the licensing, partnering or sale of technology assets and/or the sale of all or a portion of Avid), or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond our quarter ending October 31, 2006.

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

Prepaid Expenses - Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date. During fiscal years 2005 and 2006, we prepaid various research and development related services through the issuance of our shares of common stock with unrelated entities, which are expensed once the services have been provided under the terms of the arrangement. As of October 31, 2005, prepaid expenses and other current assets include $650,000 in research and development services prepaid in shares of our common stock.

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly-owned subsidiary, Avid. Inventories consist of the following at October 31, 2005 and April 30, 2005:

	October 31, 2005	April 30, 2005
Raw materials	$547,000	$445,000
Work-in-process	940,000	182,000
Total inventories	$1,487,000	$627,000

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

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
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

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

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 3,140,081 and 3,205,261 shares of common stock for the three and six months ended October 31, 2005, respectively, and 7,645,598 and 7,886,527 shares of common stock for the three and six months ended October 31, 2004, respectively, as the impact of options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes options and warrants to purchase up to 14,516,913 and 14,621,138 shares of common stock for the three and six months ended October 31, 2005, respectively, and 12,084,093 and 11,427,939 shares of common stock for the three and six months ended October 31, 2004, respectively, as the exercise price of those options was greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

On November 23, 2005, we entered into a Common Stock Purchase Agreement with one institutional investor whereby we sold 8,000,000 shares of our common stock for gross proceeds of $6,720,000 (Note 6), which additional shares have been excluded from basic and dilutive net loss per common share for the three and six months ended October 31, 2005.

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

We have not adopted a method under SFAS No. 148 to expense stock options, but rather we continue to apply the provisions of SFAS No. 123; however, we have adopted the additional disclosure provisions of the statement. As SFAS No. 123 permits, we elected to continue accounting for our employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and Related Interpretations. APB No. 25 requires compensation expense to be recognized for stock options when the market price of the underlying stock exceeds the exercise price of the stock option on the date of the grant.

We utilize the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly, no compensation expense has been recognized for the options in the accompanying condensed consolidated financial statements for the three and six months ended October 31, 2005 and October 31, 2004.

Had we used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
Net loss, as reported	$(4,571,000)	$(3,638,000)	$(8,910,000)	$(7,051,000)
Stock-based employee compensation cost that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(570,000)	(718,000)	(1,213,000)	(1,508,000)
Pro forma net loss as if the fair value based method had been applied to all awards	$(5,141,000)	$(4,356,000)	$(10,123,000)	$(8,559,000)
Basic and diluted net loss per share, as reported	$(0.03)	$(0.03)	$(0.05)	$(0.05)
Basic and diluted net loss per share, pro forma	$(0.03)	$(0.03)	$(0.06)	$(0.06)

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

Stock-based compensation expense recorded during the three and six months ended October 31, 2005 and October 31, 2004 relate to stock option grants issued to non-employee consultants. The fair value of these options are measured utilizing the Black-Scholes option valuation model and are being amortized over the estimated period of service or related vesting period in accordance with the provisions of SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock-based compensation expense recorded during the three and six months ended October 31, 2005 amounted to $57,000 and $161,000, respectively. Stock-based compensation expense recorded during the three and six months ended October 31, 2004 amounted to $19,000 and $114,000, respectively.

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

In addition, during August 2003, a member of our Board of Directors voluntarily cancelled an option to purchase shares of our common stock due to an insufficient number of stock options available in our stock option plans for new employee grants. During October 2003, we received stockholder approval for our 2003 Stock Incentive Plan (“2003 Plan”) and the director was re-granted options to purchase shares under the 2003 Plan. In accordance with FASB Interpretation No. 44 (“FIN No. 44”), Accounting for Certain Transactions Involving Stock Compensation, the option granted to the director under the 2003 Plan is subject to variable accounting, which could result in an increase in compensation expense in subsequent periods if the market price of our common stock exceeds the original exercise price of the option until the date the option is exercised, forfeited, or expires unexercised. If the market price of our common stock decreases, then decreases in compensation expense would be recognized, limited to the net expense previously reported. During the three and six months ended October 31, 2005 and October 31, 2004, we did not record compensation expense with respect to such option in accordance with FIN No. 44 since the market price of our stock was less than the exercise price of the option at the end of the respective periods.

Recent Accounting Pronouncement - In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and we would be required to adopt this standard no later than May 1, 2006. The adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial position and results of operations.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

3.	NOTE RECEIVABLE

During December 1998, we completed the sale and subsequent leaseback of our two facilities and recorded an initial note receivable from the buyer of $1,925,000. The note receivable bears interest at 7.5% per annum and payments are due monthly based on a 20-year amortization period. The note receivable is due on the earlier to occur of (i) December 1, 2010 or (ii) upon the sale of the facility and the transfer of title. In addition, if we default under the lease agreement, including but not limited to, filing a petition for bankruptcy or failure to pay the basic rent, the note receivable shall be deemed to be immediately satisfied in full and the buyer shall have no further obligation to us for such note receivable, as defined in the note agreement. Although we have made all payments under the lease agreement and we have not filed for protection under the laws of bankruptcy, during the quarter ended October 31, 1999, we did not have sufficient cash on hand to meet our obligations on a timely basis and we were operating at significantly reduced levels. In addition, at that time, if we could not raise additional cash by December 31, 1999, we may have had to file for protection under the laws of bankruptcy. Due to the uncertainty of our ability to pay our lease obligations on a timely basis, we established a 100% reserve for the note receivable in the amount of $1,887,000 as of October 31, 1999. We reduce the reserve as payments are received and we record the reduction as interest and other income in the accompanying condensed consolidated statements of operations. Due to the uncertainty of our ability to fund our operations beyond our quarter ending October 31, 2006, the carrying value of the note receivable approximates its fair value at October 31, 2005. We have received all payments to date under the note receivable.

The following represents a rollforward of the allowance of the note receivable for the six months ended October 31, 2005:

Allowance balance, April 30, 2005	$1,581,000
Principal payments received	(34,000)
Allowance balance, October 31, 2005	$1,547,000

4.	NOTES PAYABLE

During November 2004, we entered into a note agreement with General Electric Capital Corporation (“GE”) in the amount of $350,000 collateralized by certain laboratory equipment. The note bears interest at a rate of 5.78% per annum with payments due monthly in the amount of approximately $11,000 over 36 months commencing January 1, 2005. Under the terms of the agreement, we paid to GE a security deposit of 25%, or approximately $88,000, which is due and payable to us at the end of the note term. The deposit is included in other long-term assets in the accompanying consolidated financial statements.

During December 2004, we entered into a second note agreement with GE in the amount of $383,000 collateralized by certain laboratory equipment. The note bears interest at a rate of 5.85% per annum with payments due monthly in the amount of approximately $12,000 over 36 months commencing February 1, 2005. Under the terms of the agreement, we paid to GE a security deposit of 25%, or approximately $96,000, which is due and payable to us at the end of the note term. The deposit is included in other long-term assets in the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

During June 2005, we entered into a third note agreement with GE in the amount of $267,000 collateralized by certain laboratory equipment. The note bears interest at a rate of 6.39% per annum with payments due monthly in the amount of approximately $8,000 over 36 months which commenced in August 2005. Under the terms of the agreement, we paid to GE a security deposit of 25%, or approximately $67,000, which is due and payable to us at the end of the note term. The deposit is included in other long-term assets in the accompanying consolidated financial statements.

As of October 31, 2005, we owed GE an aggregate amount of $799,000 under all note payable agreements. Minimum future principal payments on notes payable as of October 31, 2005 are as follows:

Year ending April 30:
2006	$160,000
2007	336,000
2008	279,000
2009	24,000
Total	$799,000

5.	LITIGATION

In the ordinary course of business, we are at times subject to various legal proceedings, including licensing and contract disputes and other matters, which are further discussed below:

On December 16, 2004, we filed a lawsuit against the University of Southern California (“USC”) and Alan Epstein, M.D. The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles, Central District. The lawsuit alleges that USC has breached various agreements with the Company by (i) failing to protect the Company’s patent rights in Japan with respect to certain technology exclusively licensed from USC due to non-payment of annuities, (ii) failing to provide accounting documentation for research expenditures, and (iii) misusing certain antibodies the Company provided to USC and Dr. Epstein for research. The claims against Dr. Epstein, who was a scientific advisor and former consultant to the Company, involve breach of contract for misusing certain antibodies and breach of fiduciary duties. The Company is seeking unspecified damages, declaratory relief with respect to its rights under the option and license agreement pursuant to which it acquired the rights to the technology, and an accounting of research expenditures. Because the lawsuit is ongoing, the final outcome of this matter cannot be determined at this time. However, a tentative settlement of most and potentially all of these claims are currently being negotiated following non-binding mediation held on October 21, 2005.

On August 3, 2005, USC filed a cross-complaint against the Company relating to the above-mentioned lawsuit. The cross-complaint alleges that the Company has breached various agreements with USC by (i) breaching reporting and diligence provisions of the option and license agreements, (ii) failing to make payments under a sponsored research agreement, and (iii) failing to exercise its rights under the product and option license agreement for hybridoma clones. USC is seeking unspecified punitive damages with respect to its rights under the option and license agreements and the sponsored research agreement. The Company believes that the cross-complaint is erroneous and without merit and intends to contest it vigorously. The Company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's consolidated financial statements taken as a whole. The claims asserted by USC against the Company are included in the mediation discussions described above and will be dismissed by USC with prejudice at such time as a settlement agreement is finalized.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

On September 30, 2004, we filed a lawsuit against Knobbe, Martens, Olson & Bear, LLP and Joseph Reisman, of the law firm Knobbe, Martens, Olson & Bear, LLP, in San Diego Superior Court. This suit is related to USC’s above-mentioned failure to protect patent rights in Japan. Accordingly, the case against the Knobbe firm was dismissed in connection with receiving a tolling agreement extending the statute of limitations on our claims against the firm while USC pursues those claims. Our pending discussions with USC include a negotiation and potential resolution of the claims that were asserted in this action.

In addition, we have been investigating whether certain technologies developed at USC and subsequently licensed to a private company, Pivotal BioSciences, Inc., an entity we believe is partially owned by the principal investigator and others at USC, were developed using resources under our sponsored research agreement with USC and/or funding provided from another source for which we have geographic technology rights. We have determined that we do not have any specific rights to technology licensed by USC to Pivotal, although a part of our dispute with USC is whether the Principal Investigator applied our funds paid to his laboratory under our Sponsored Research Agreement with USC in order to develop technology that is benefiting Pivotal Biosciences. Resolution of that dispute with USC is a part of the negotiations of the litigation with USC described above. In addition, we initiated discussions with Pivotal Biosciences, Inc. to verify whether our rights to materials loaned to the Principal Investigator but being utilized by him in connection with technology licensed by Pivotal from USC, was impacted. Pivotal has provided us written assurances that it does not have any of our materials and would not attempt to make use of our materials commercially without our consent or that of our licensee.

6.	STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2005, we entered into various financing transactions as summarized below:

Description of Financing Transaction	Number of Common Stock Shares Issued	Net Issuance Value
Common stock purchase agreement dated January 31, 2005	1,582,217	$1,576,000
Common stock purchase agreement dated May 11, 2005	3,125,000	$2,989,000
Common stock purchase agreement dated June 22, 2005	8,000,000	$6,691,000
Common stock issued to an unrelated entity for research services	299,422	$321,000
	13,006,639	$11,577,000

In addition, we filed a registration statement on Form S-3, File Number 333-128322 during September 2005, which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, up to 12,000,000 shares of our common stock (“September 2005 Shelf”). As of October 31, 2005, all 12,000,000 shares of common stock were available for issuance under the September 2005 Shelf.

On November 23, 2005, we entered into a Common Stock Purchase Agreement with one institutional investor whereby we agreed to sell 8,000,000 shares of our common stock under the September 2005 Shelf at the per share price of $0.84 (“November 23, 2005 Financing”) in exchange for net proceeds of $6,720,000. We paid no commissions nor issued any warrants in connection with the November 23, 2005 Financing.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

As of December 5, 2005, we had an aggregate of 4,575,578 shares of common stock available for future issuance under two shelf registration statements on Form S-3, as filed with the Securities and Exchange Commission.

Shares of Common Stock Authorized and Reserved For Future Issuance

In accordance with our shares reserved for issuance under our shelf registration statements, stock option plans and warrant agreements, we have reserved 34,911,753 shares of our common stock at October 31, 2005 for possible future issuance, calculated as follows:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved under shelf registration statements	4,575,578
Options issued and outstanding	11,114,831
Options available for future grant	5,679,548
Warrants issued and outstanding	13,541,796
Total shares reserved	34,911,753

On December 1, 2005, warrants to purchase 3,825,000 and 1,000,000 shares of our common stock at the exercise price of $3.00 and $5.00, respectively, expired unexercised.

7.	STOCK OPTIONS

As of October 31, 2005, options to purchase up to 11,114,831 shares of our common stock were issued and outstanding and exercisable under all of our option plans at prices ranging between $0.34 and $5.28 per share with an average exercise price of $1.58 per share and expire at various dates through October 24, 2015.

During October 2005, our stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”) for the granting of options to purchase up to 5,000,000 shares of our common stock. The 2005 Plan provides for the granting of options to purchase shares of our common stock at prices not less than its fair market value at the date of grant and which generally expire ten years after the date of grant. As of October 31, 2005, options to purchase up to 5,679,548 shares of common stock were available for future grant under all stock option plans.

8.	WARRANTS

As of October 31, 2005, warrants to purchase up to 13,541,796 shares of our common stock were issued and outstanding and exercisable at prices ranging between $0.71 and $5.00 per share with an average exercise price of $1.81 per share and expire at various dates through March 31, 2008. On December 1, 2005, warrants to purchase 3,825,000 and 1,000,000 shares of our common stock at the exercise price of $3.00 and $5.00, respectively, expired unexercised.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

9.	SEGMENT REPORTING

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of targeted therapeutics for the treatment of viruses and cancer. Avid is engaged in providing contract manufacturing of biologics and related services to biopharmaceutical and biotechnology businesses.

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

Segment information for three months ended October 31, 2005 and October 31, 2004 is summarized as follows:

	Three Months Ended October 31,
	2005	2004
Net Revenues:
Contract manufacturing and development of biologics	$533,000	$2,164,000
Research and development of biotherapeutics	23,000	19,000
Total net revenues	$556,000	$2,183,000

Gross Profit:
Contract manufacturing and development of biologics	$105,000	$620,000
Research and development of biotherapeutics	23,000	19,000
Total gross profit	128,000	639,000

Research and development expense of biotherapeutics	(3,244,000)	(3,004,000)
Selling, general and administrative expense	(1,570,000)	(1,337,000)
Other income, net	115,000	64,000
Net loss	$(4,571,000)	$(3,638,000)

Net revenues generated from Avid during the three months ended October 31, 2005 and October 31, 2004 were primarily from two customers located in the U.S and one customer headquartered in Israel as follows:

	Three Months Ended October 31,
	2005	2004
Customer revenues as a % of net revenues:
United States (customer A)	97%	46%
United States (customer B)	2%	16%
Israel (one customer)	1%	38%
Total customer revenues as a % of net revenues	100%	100%

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

Segment information for six months ended October 31, 2005 and October 31, 2004 is summarized as follows:

	Six Months Ended October 31,
	2005	2004
Net Revenues:
Contract manufacturing and development of biologics	$722,000	$2,649,000
Research and development of biotherapeutics	42,000	38,000
Total net revenues	$764,000	$2,687,000

Gross Profit (Loss):
Contract manufacturing and development of biologics	$(10,000)	$657,000
Research and development of biotherapeutics	42,000	38,000
Total gross profit	32,000	695,000

Research and development expense of biotherapeutics	(6,036,000)	(5,574,000)
Selling, general and administrative expense	(3,087,000)	(2,304,000)
Other income, net	181,000	132,000
Net loss	$(8,910,000)	$(7,051,000)

Net revenues generated from Avid during the six months ended October 31, 2005 and October 31, 2004 were primarily from three customers located in the U.S and one customer headquartered in Israel as follows:

	Six Months Ended October 31,
	2005	2004
Customer revenues as a % of net revenues:
United States (customer A)	82%	45%
United States (customer B)	6%	13%
United States (customer C)	10%	0%
Israel (one customer)	2%	41%
Other customers	0%	1%
Total customer revenues as a % of net revenues	100%	100%

Long-lived assets consist of the following at October 31, 2005 and April 30, 2005:

	October 31, 2005	April 30, 2005
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,336,000	$1,291,000
Research and development of biotherapeutics	319,000	347,000
Total long-lived assets, net	$1,655,000	$1,638,000

Net revenues generated from Peregrine during the three and six months ended October 31, 2005 and October 31, 2004 were primarily from the amortized portion of the up-front license fees under the December 2002 license agreement with Schering A.G.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 (unaudited) (continued)

10.	SUBSEQUENT EVENTS

On November 18, 2005, we entered into a fourth note payable agreement with GE in the amount of approximately $103,000 collateralized by certain laboratory equipment. The note bears interest at a rate of 6.63% per annum with payments due monthly in the amount of approximately $3,000 over 36 months commencing January 1, 2006. Under the terms of the agreement, we paid to GE a security deposit of 25%, or approximately $26,000, which is due and payable to us at the end of the note term.

On November 23, 2005, we entered into a Common Stock Purchase Agreement with one institutional investor whereby we sold 8,000,000 shares of our common stock at the per share price of $0.84 in exchange for net proceeds of $6,720,000 (Note 6).

ITEM2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To gain a better understanding of the risk factors that may tend to influence the accuracy of our forward looking statements, we recommend that you read the risk factors identified in the Company's Annual Report on Form 10-K for the year ended April 30, 2005 and all other reports we file from time to time with the SEC after the date of this Quarterly Report. Although we believe that the risks described in the 10-K and other reports filed with the SEC represent all material risks currently applicable to us, additional risks and uncertainties not presently known to us or that are currently not believed to be important to us may also affect our actual future results and could harm our business, financial condition, and results of operations.

Company Overview

We are a biopharmaceutical company primarily developing targeted therapeutics directed towards the treatment of viruses and cancer using monoclonal antibodies. We are organized into two reportable operating segments: (i) Peregrine Pharmaceuticals, Inc. (“Peregrine”), the parent company, is engaged in the research and development of targeted therapeutics and (ii) Avid Bioservices, Inc. (“Avid”), our wholly owned subsidiary, is engaged in providing manufacturing expertise of biologics for biopharmaceutical and biotechnology companies, including Peregrine.

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
This phase I clinical study is a single and repeat dose escalation study designed to enroll up to 28 patients with advanced solid tumors that no longer respond to standard cancer treatments. Patient enrollment is open at the following clinical sites: MD Anderson Cancer Center in Houston, Texas; Arizona Cancer Center in Tucson, Arizona; Premiere Oncology in Scottsdale, Arizona;  Premiere Oncology in Santa Monica, California and; Scott & White Hospital & Clinic in Temple, Texas.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2005 and October 31, 2004. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which changes are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2005	2004	$ Change	2005	2004	$ Change
	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing revenue	$533	$2,164	$(1,631)	$722	$2,649	$(1,927)
License revenue	23	19	4	42	38	4
Total revenues	556	2,183	(1,627)	764	2,687	(1,923)

COST AND EXPENSES:
Cost of contract manufacturing	428	1,544	(1,116)	732	1,992	(1,260)
Research and development	3,244	3,004	240	6,036	5,574	462
Selling, general and administrative	1,570	1,337	233	3,087	2,304	783
Total cost and expenses	5,242	5,885	(643)	9,855	9,870	(15)

LOSS FROM OPERATIONS	(4,686)	(3,702)	(984)	(9,091)	(7,183)	(1,908)

OTHER INCOME (EXPENSE):
Interest and other income	128	64	64	204	132	72
Interest and other expense	(13)	-	(13)	(23)	-	(23)
NET LOSS	$(4,571)	$(3,638)	$(933)	$(8,910)	$(7,051)	$(1,859)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues.

Three and Six Months: The decrease in total revenues of $1,627,000 and $1,923,000 during the three and six months ended October 31, 2005, respectively, compared to the same periods in the prior year was primarily due to a decrease in contract manufacturing revenue of $1,631,000 and $1,927,000, respectively. The decrease in contract manufacturing revenue was primarily due to a decrease in the number of completed manufacturing runs associated with unrelated entities compared to the same three and six-month periods in the prior year. In addition, during the three and six months ended October 31, 2005, we significantly increased our utilization of our manufacturing facility to manufacture clinical grade materials to support Peregrine’s three active clinical trials and other products under development.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under outstanding proposals. Although Avid is presently working on several active projects for unrelated entities and has submitted project proposals with various potential customers, we cannot estimate nor can we determine the likelihood that we will be successful in completed these ongoing projects or converting any of these outstanding project proposals into definitive agreements during the remainder of fiscal year 2006.

Cost of Contract Manufacturing.

Three and Six Months: The decrease in cost of contract manufacturing of $1,116,000 and $1,260,000 during the three and six months ended October 31, 2005, respectively, compared to the same periods in the prior year was primarily related to the current year three and six-month period decreases in contract manufacturing revenue. However, the six month decrease in cost of contract manufacturing was offset by additional costs incurred during the first quarter of the current year to provide additional data to support required studies for current customers. We expect contract manufacturing costs to increase during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three Months: The increase in research and development expenses of $240,000 during the three months ended October 31, 2005 compared to the same period in the prior year was primarily due to a net increase in expenses associated with the following platform technologies under development:

Anti-Phospholipid Therapy (Tarvacin™) - During the three months ended October 31, 2005, Anti-Phospholipid Therapy (Tarvacin™) program expenses increased $1,240,000 from $1,274,000 in fiscal year 2005 to $2,514,000 in fiscal year 2006. The increase in Anti-Phospholipid Therapy (Tarvacin™) program expenses of $1,240,000 is primarily due to an increase in manufacturing expenses and various clinical trial expenses to support two separate Phase I clinical studies using Tarvacin™ for the treatment of advanced solid cancers and chronic hepatitis C virus infection combined with an increase in technology access fees associated with Tarvacin™ Phase I clinical trial milestones achieved during the current quarter in accordance with third party licensing agreements. These increases were supplemented with an increase in sponsored research fees and payroll and related expenses associated with Anti-Phospholipid Therapy development. These increases were offset by a decrease in pre-clinical toxicology study expenses incurred in the prior year quarter to support the Investigational New Drug (“IND”) applications that were filed for Tarvacin™ in the prior fiscal year with the U.S. Food & Drug Administration combined with a decrease in antibody development fees regarding an up-front technology access fee incurred in the prior year quarter under an antibody research collaboration for the generation of a human antibody under our Anti-Phospholipid Therapy technology platform.

Tumor Necrosis Therapy (“TNT”) (Cotara®) - During the three months ended October 31, 2005, TNT (Cotara®) program expenses decreased $433,000 from $734,000 in fiscal year 2005 to $301,000 in fiscal year 2006. The decrease in TNT (Cotara®) program expenses of $433,000 is primarily due to a decrease in payroll and related expenses and radiolabeling process development expenses incurred in the prior year to support the initiation of the first part of the Cotara® Phase II/III registration trial for the treatment of brain cancer in collaboration with the New Approaches to Brain Tumor Therapy consortium, and to support other development programs associated with our TNT technology platform. These decreases were further supplemented by a decrease in technology access fees incurred in the same prior year quarter supporting the production of monoclonal antibodies for the Cotara® antibody.

Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis - During the three months ended October 31, 2005, VTA and Anti-Angiogenesis program expenses decreased $535,000 from $880,000 in fiscal year 2005 to $345,000 in fiscal year 2006. The decrease in VTA and Anti-Angiogenesis program expenses of $535,000 is primarily due to a decrease in intellectual property access fees, sponsored research fees, and technology access fees associated with VTA development.

Vasopermeation Enhancements Agents (“VEAs”) - During the three months ended October 31, 2005, VEA program expenses decreased $28,000 from $112,000 in fiscal year 2005 to $84,000 in fiscal year 2006. The decrease in VEA program expenses of $28,000 is primarily due to a decrease in manufacturing development expenses. In January 2005, we entered into an agreement with Merck KGaA of Darmstadt, Germany, that will give us access to Merck's technology and expertise in protein expression to advance the development of our VEA technology and other platform technologies. Merck KGaA is presently working on a clinical candidate under the VEA technology platform.

Six Months: The increase in research and development expenses of $462,000 during the six months ended October 31, 2005 compared to the same period in the prior year was primarily due to a net increase in expenses associated with the following platform technologies under development:

Anti-Phospholipid Therapy (Tarvacin™) - During the six months ended October 31, 2005, Anti-Phospholipid Therapy (Tarvacin™) program expenses increased $1,539,000 from $2,545,000 in fiscal year 2005 to $4,084,000 in fiscal year 2006. The increase in Anti-Phospholipid Therapy (Tarvacin™) program expenses of $1,539,000 is primarily due to an increase in manufacturing expenses and various clinical trial expenses to support two separate Phase I clinical studies using Tarvacin™ for the treatment of advanced solid cancers and chronic hepatitis C virus infection combined with an increase in technology access fees associated with Tarvacin™ Phase I clinical trial milestones achieved during the current year in accordance with third party licensing agreements. These increases were supplemented with an increase in sponsored research fees and payroll and related expenses associated with Anti-Phospholipid Therapy development. These increases were primarily offset by a decrease in pre-clinical toxicology study expenses incurred in the prior year to support the Tarvacin™ Investigational New Drug (“IND”) applications that were filed in the prior fiscal year with the U.S. Food & Drug Administration combined with a decrease in antibody development fees regarding an up-front technology access fee incurred in the prior year under an antibody research collaboration for the generation of a human antibody under our Anti-Phospholipid Therapy technology platform.

Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis - During the six months ended October 31, 2005, VTA and Anti-Angiogenesis program expenses decreased $788,000 from $1,484,000 in fiscal year 2005 to $696,000 in fiscal year 2006. The decrease in VTA and Anti-Angiogenesis program expenses of $788,000 is primarily due to a decrease in intellectual property access fees, sponsored research fees, and technology access fees associated with VTA development.

Vasopermeation Enhancements Agents (“VEAs”) - During the six months ended October 31, 2005, VEA program expenses decreased $222,000 from $408,000 in fiscal year 2005 to $186,000 in fiscal year 2006. The decrease in VEA program expenses of $222,000 is primarily due to a decrease in sponsored research fees paid to University of Southern California combined with a decrease in antibody development fees regarding expenses incurred in the prior year associated with a research study that was completed in the prior year. In January 2005, we entered into an agreement with Merck KGaA of Darmstadt, Germany, that will give us access to Merck's technology and expertise in protein expression to advance the development of our VEA technology and other platform technologies. Merck KGaA is presently working on a clinical candidate under the VEA technology platform.

Tumor Necrosis Therapy (“TNT”) (Cotara®) - During the six months ended October 31, 2005, TNT (Cotara®) program expenses decreased $55,000 from $1,124,000 in fiscal year 2005 to $1,069,000 in fiscal year 2006. The decrease in TNT (Cotara®) program expenses of $55,000 is primarily due to a decrease in payroll and related expenses and radiolabeling process development expenses incurred in the same prior year period to support the initiation of the first part of the Cotara® Phase II/III registration trial for the treatment of brain cancer in collaboration with the New Approaches to Brain Tumor Therapy consortium, and to support other development programs associated with our TNT technology platform. These decreases were further supplemented by a decrease in technology access fees incurred in the same prior year period supporting the production of monoclonal antibodies for the Cotara®. These decreases in expenses were offset by an increase in manufacturing expenses incurred to support the TNT development program.

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

3.	Anti-Phospholipid Therapy research and development program;
4.	2C3 (anti-angiogenesis antibody) research and development program;
5.	Vascular Targeting Agent research and development program; and
6.	Vasopermeation Enhancement Agent research and development program.

The following represents the research and development expenses (“R&D Expenses”) we have incurred by each major technology platform under development:

Technology Platform	R&D Expenses-Quarter Ended October 31, 2004	R&D Expenses-Quarter Ended October 31, 2005	R&D Expenses- May 1, 1998 to October 31, 2005
TNT (Cotara®)	$734,000	$301,000	$29,885,000
Anti-Phospholipid Therapy (Tarvacin™)	1,274,000	2,514,000	11,967,000
VTA and Anti-Angiogenesis	880,000	345,000	11,451,000
VEA	112,000	84,000	5,554,000
Other research programs	4,000	-	13,441,000
Total R&D Expenses	$3,004,000	$3,244,000	$72,298,000

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

Looking beyond the current fiscal year, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

▪	The uncertainty of our capital resources to fund research, development and clinical studies beyond our quarter ending October 31, 2006;
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

Three Months: The increase in selling, general and administrative expenses of $233,000 during the three months ended October 31, 2005 compared to the same period in the prior year is primarily due to an increase in (i) legal fees of $92,000 from $86,000 in fiscal year 2005 to $178,000 in fiscal year 2006 primarily pertaining to the general corporate matters and lawsuits described in the Quarterly Report on Form 10-Q under Part II, Item 1, Legal Proceedings, (ii) investor and public relation fees increased $79,000 from $73,000 in fiscal year 2005 to $152,000 in fiscal year 2006 primarily due to services provided by public relation firms assisting the Company with its investor and public relations activities, whose services were not utilized in the same prior year period, and (iii) stock-based compensation expense of $41,000 from zero expense in fiscal year 2005 to $41,000 in fiscal year 2006 due to the amortization expenses associated with the fair value of stock options granted to non-employee consultants performing business development activities.

Six Months: The increase in selling, general and administrative expenses of $783,000 during the six months ended October 31, 2005 compared to the same period in the prior year is primarily due to an increase in (i) legal fees of $211,000 from $159,000 in fiscal year 2005 to $370,000 in fiscal year 2006 primarily pertaining to the general corporate matters and litigation matters described in the Quarterly Report on Form 10-Q under Part II, Item 1, Legal Proceedings, (ii) payroll and related expenses of $176,000 from $1,133,000 in fiscal year 2005 to $1,309,000 in fiscal year 2006 primarily due to an increase in headcount across most corporate functions to support the increased operations primarily pertaining to Avid and the expansion of our pre-clinical and clinical development plans, (iii) investor and public relation fees increased $128,000 from $99,000 in fiscal year 2005 to $227,000 in fiscal year 2006 primarily due to services provided by public relation firms assisting the Company with its investor and public relations activities, whose services were not utilized in the same prior year period, (iv) travel and related expenses of $99,000 from $104,000 in fiscal year 2005 to $203,000 in fiscal year 2006 related primarily to Peregrine’s increased business development activities, (v) director fees of $85,000 from $124,000 in fiscal year 2005 to $209,000 in fiscal year 2006 primarily due to an increase in the number of non-employee directors combined with an increase in the number of Company Board meetings, and (vi) audit and accounting fees of $65,000 from $111,000 in fiscal year 2005 to $176,000 in fiscal year 2006 primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Other Income.

Three and Six Months: The increase in interest and other income of $64,000 and $72,000 during the three and six months ended October 31, 2005, respectively, compared to the same periods in the prior year was primarily due to an increase in interest income as a result of a higher average cash balance on hand and higher prevailing interest rates during the current year compared to the same prior year period.

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

Liquidity and Capital Resources

As of October 31, 2005, we had $11,902,000 in cash and cash equivalents on hand. In addition, we received an additional $6,720,000 in net proceeds from the sale of shares of our common stock under a Common Stock Purchase Agreement dated November 23, 2005. As of November 30, 2005, including the $6,720,00 in proceeds from the Common Stock Purchase Agreement dated November 23, 2005, we had $17,011,000 in cash and cash equivalents. Although we have sufficient cash on hand to meet our current planned obligations through our quarter ending October 31, 2006, our development efforts are dependent on our ability to raise additional capital to support our future operations.

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

Revenues earned by Avid during the six months ended October 31, 2005 and 2004 amounted to $722,000 and $2,649,000, respectively. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to continue the development of our product candidates, including the anticipated development and clinical trial costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with our other technology platforms and the potential expansion of our manufacturing capabilities.

We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock from our shelf registration statements on Form S-3, which as of December 5, 2005, we had an aggregate of approximately 4,576,000 shares available for possible future registered transactions. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

In addition to equity financing, we actively explore various other sources of funding, including possible debt financing and leveraging our many assets, including our intellectual property portfolio. Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts.

There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all (from either debt, equity or the licensing, partnering or sale of technology assets and/or the sale of all or a portion of Avid), or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates for our quarter ending October 31, 2006.

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2005 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the six months ended October 31, 2005, cash used in operating activities increased $3,594,000 to $9,047,000 compared to $5,453,000 for the six months ended October 31, 2004. The increase in cash used in operating activities was primarily related to the timing of cash flows as reflected in the changes in operating assets and payment or reduction of liabilities in the aggregate amount of $2,198,000, the amount of which was further supplemented by an increase of $1,396,000 in net cash used in operating activities after deducting non-cash operating expenses and before considering the changes in operating assets and liabilities. This increase was primarily due to a decrease in contract manufacturing revenue combined with an increase in research and development expenses and general and administrative expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	SIX MONTHS ENDED
	October 31, 2005	October 31, 2004
Net loss, as reported	$(8,910,000)	$(7,051,000)
Less non-cash operating expenses:
Depreciation and amortization	200,000	155,000
Stock-based compensation	161,000	114,000
Common stock issued for services	678,000	307,000
Net cash used in operating activities before changes in operating assets and liabilities	$(7,871,000)	$(6,475,000)
Net change in operating assets and liabilities	$(1,176,000)	$1,022,000
Net cash used in operating activities	$(9,047,000)	$(5,453,000)

Cash Used In Investing Activities. Net cash used in investing activities decreased $112,000 to $290,000 for the six months ended October 31, 2005 compared to $402,000 for the six months ended October 31, 2004. Cash used in investing activities during the six months ended October 31, 2005 was primarily due to the purchase of laboratory equipment to support the continued research and development efforts of Peregrine and the expanded manufacturing services of Avid combined with an increase in security deposits paid to GE Capital Corporation on notes payable to finance the purchase of laboratory equipment. Cash used in investing activities during the six months ended October 31, 2004 was primarily due to the purchase of laboratory equipment combined with installment payments made on a 1,000-liter bioreactor.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $10,127,000 to $11,423,000 for the six months ended October 31, 2005 compared to net cash provided of $1,296,000 for the six months ended October 31, 2004. Cash provided by financing activities during the six months ended October 31, 2005, was primarily due to proceeds received under three separate security purchase agreements whereby we sold and issued 12,707,217 shares of our common stock in exchange for aggregate net proceeds of $11,256,000. This was supplemented by a current six-month increase in proceeds received from notes payable in the amount of $267,000, the amount of which was offset by $136,000 in principal payments made on notes payable during the current six-month period. Cash provided by financing activities during the six months ended October 31, 2004, was primarily due to proceeds received under a security purchase agreement whereby we sold and issued 1,000,000 shares of our common stock in exchange for aggregate net proceeds of $1,238,000.

Commitments

At October 31, 2005, we had no material capital commitments, other than the commitments for laboratory equipment in the amount of approximately $100,000.

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

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at October 31, 2005, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2005, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2005.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended October 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of business, we are at times subject to various legal proceedings, including licensing and contract disputes and other matters, which are further discussed below:

On December 16, 2004, we filed a lawsuit against the University of Southern California (“USC”) and Alan Epstein, M.D. The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles, Central District. The lawsuit alleges that USC has breached various agreements with the Company by (i) failing to protect the Company’s patent rights in Japan with respect to certain technology exclusively licensed from USC due to non-payment of annuities, (ii) failing to provide accounting documentation for research expenditures, and (iii) misusing certain antibodies the Company provided to USC and Dr. Epstein for research. The claims against Dr. Epstein, who was a scientific advisor and former consultant to the Company, involve breach of contract for misusing certain antibodies and breach of fiduciary duties. The Company is seeking unspecified damages, declaratory relief with respect to its rights under the option and license agreement pursuant to which it acquired the rights to the technology, and an accounting of research expenditures. Because the lawsuit is ongoing, the final outcome of this matter cannot be determined at this time. However, a tentative settlement of most and potentially all of these claims are currently being negotiated following non-binding mediation held on October 21, 2005.

On August 3, 2005, USC filed a cross-complaint against the Company relating to the above-mentioned lawsuit. The cross-complaint alleges that the Company has breached various agreements with USC by (i) breaching reporting and diligence provisions of the option and license agreements, (ii) failing to make payments under a sponsored research agreement, and (iii) failing to exercise its rights under the product and option license agreement for hybridoma clones. USC is seeking unspecified punitive damages with respect to its rights under the option and license agreements and the sponsored research agreement. The Company believes that the cross-complaint is erroneous and without merit and intends to contest it vigorously. The Company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's consolidated financial statements taken as a whole. The claims asserted by USC against the Company are included in the mediation discussions described above and will be dismissed by USC with prejudice, provided a settlement agreement is finalized.

On September 30, 2004, we filed a lawsuit against Knobbe, Martens, Olson & Bear, LLP and Joseph Reisman, of the law firm Knobbe, Martens, Olson & Bear, LLP, in San Diego Superior Court. This suit is related to USC’s above-mentioned failure to protect patent rights in Japan. Accordingly, the case against the Knobbe firm was dismissed in connection with receiving a tolling agreement extending the statute of limitations on our claims against the firm while USC pursues those claims. Our pending discussions with USC include a negotiation and potential resolution of the claims that were asserted in this action.

In addition, we have been investigating whether certain technologies developed at USC and subsequently licensed to a private company, Pivotal BioSciences, Inc., an entity we believe is partially owned by the principal investigator and others at USC, were developed using resources under our sponsored research agreement with USC and/or funding provided from another source for which we have geographic technology rights. We have determined that we do not have any specific rights to technology licensed by USC to Pivotal, although a part of our dispute with USC is whether the Principal Investigator applied our funds paid to his laboratory under our Sponsored Research Agreement with USC in order to develop technology that is benefiting Pivotal Biosciences. Resolution of that dispute with USC is a part of the negotiations of the litigation with USC described above. In addition, we initiated discussions with Pivotal Biosciences, Inc. to verify whether our rights to materials loaned to the Principal Investigator but being utilized by him in connection with technology licensed by Pivotal from USC, was impacted. Pivotal has provided us written assurances that it does not have any of our materials and would not attempt to make use of our materials commercially without our consent or that of our licensee.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders’ on October 24, 2005. The following represents the matters voted upon and the results of the voting:

	Routine Matters	For	Against or Withheld

1)	Election of Directors:
	Carlton M. Johnson	138,710,144	4,979,764
	Steven W. King	139,864,463	3,825,445
	David Pohl	139,366,179	4,323,729
	Eric Swartz	139,382,032	4,307,876
	Dr. Thomas Waltz	140,021,781	3,668,127

2)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 30, 2006.	145,126,370	1,363,457

3)	To approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 200 million to 250 million.	138,592,173	7,897,654

4)	To approve the adoption of the Company’s 2005 Stock Incentive Plan	20,228,710	11,321,265

5)	To require the nomination of two individuals for each open seat on the board of directors.	11,282,794	20,267,182

6)	To require stockholder approval of all option and warrant grants to members of the board of directors and officers of the Company.	12,235,968	19,314,008

ITEM 5.	OTHER INFORMATION. None.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

3.6	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to 250 million shares.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

By:	/s/ STEVEN W. KING

Steven W. King President and Chief Executive Officer, Director

By:	/s/ PAUL J. LYTLE

Paul J. Lytle Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and Chief accounting officer)