Form 10-Q
period 2006-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2006-03-13
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Yes ☒    No ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer  ☐  Accelerated Filer  ☒  Non- Accelerated Filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 3, 2006
Common Stock, $0.001 par value per share	175,318,259 shares

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly-owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2006	APRIL 30, 2005
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,664,000	$9,816,000
Trade and other receivables, net of allowance for doubtful accounts of nil (January) and $69,000 (April)	681,000	486,000
Inventories	1,060,000	627,000
Prepaid expenses and other current assets	867,000	1,197,000

Total current assets	18,272,000	12,126,000

PROPERTY:
Leasehold improvements	503,000	494,000
Laboratory equipment	3,365,000	3,029,000
Furniture, fixtures and office equipment	666,000	647,000

	4,534,000	4,170,000
Less accumulated depreciation and amortization	(2,710,000)	(2,532,000)

Property, net	1,824,000	1,638,000

OTHER ASSETS:
Note receivable, net of allowance of nil (January) and $1,512,000 (April)	-	-
Other	680,000	481,000

Total other assets	680,000	481,000

TOTAL ASSETS	$20,776,000	$14,245,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JANUARY 31, 2006	APRIL 30, 2005
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,493,000	$1,325,000
Accrued clinical trial site fees	211,000	8,000
Accrued legal and accounting fees	174,000	549,000
Accrued royalties and license fees	158,000	149,000
Accrued payroll and related costs	617,000	806,000
Notes payable, current portion	363,000	234,000
Capital lease obligation, current portion	15,000	-
Deferred revenue	612,000	517,000
Other current liabilities	267,000	563,000

Total current liabilities	3,910,000	4,151,000

Notes payable, less current portion	457,000	434,000
Capital lease obligation, less current portion	50,000	-
Deferred license revenue	25,000	50,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$.001 par value; authorized 250,000,000 shares; outstanding - 174,109,349 (January); 152,983,460 (April)	174,000	153,000
Additional paid-in capital	198,305,000	180,011,000
Deferred stock compensation	(319,000)	(751,000)
Accumulated deficit	(181,826,000)	(169,803,000)

Total stockholders' equity	16,334,000	9,610,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,776,000	$14,245,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$1,505,000	$1,334,000	$2,227,000	$3,983,000
License revenue	23,000	19,000	65,000	57,000
Total revenues	1,528,000	1,353,000	2,292,000	4,040,000

COSTS AND EXPENSES:
Cost of contract manufacturing	1,088,000	1,273,000	1,820,000	3,265,000
Research and development	3,294,000	2,548,000	9,330,000	8,122,000
Selling, general and administrative	1,628,000	1,338,000	4,715,000	3,642,000

Total costs and expenses	6,010,000	5,159,000	15,865,000	15,029,000

LOSS FROM OPERATIONS	(4,482,000)	(3,806,000)	(13,573,000)	(10,989,000)

OTHER INCOME (EXPENSE):
Interest and other income	1,381,000	65,000	1,585,000	197,000
Interest and other expense	(12,000)	(3,000)	(35,000)	(3,000)

NET LOSS	$(3,113,000)	$(3,744,000)	$(12,023,000)	$(10,795,000)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	171,355,523	145,175,059	165,772,373	142,677,820

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.07)	$(0.08)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JANUARY 31,
	2006	2005
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,023,000)	$(10,795,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302,000	235,000
Stock-based compensation	361,000	134,000
Stock issued for research services	844,000	336,000
Gain on sale of property	(6,000)	-
Recovery of note receivable	(1,229,000)	-
Changes in operating assets and liabilities:
Trade and other receivables	(195,000)	1,006,000
Inventories	(433,000)	(305,000)
Prepaid expenses and other current assets	(193,000)	30,000
Accounts payable	168,000	41,000
Accrued clinical trial site fees	203,000	(9,000)
Deferred revenue	70,000	(552,000)
Accrued payroll and related costs	(189,000)	63,000
Other accrued expenses and current liabilities	(662,000)	316,000

Net cash used in operating activities	(12,982,000)	(9,500,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(423,000)	(584,000)
Proceeds from sale of property	6,000	-
Increase in other assets	(199,000)	(450,000)
Recovery of note receivable	1,229,000	-

Net cash provided by (used in) investing activities	613,000	(1,034,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under notes payable	370,000	733,000
Principal payments on notes payable	(218,000)	(9,000)
Proceeds from issuance of common stock, net of issuance costs of $47,000 (January 2006) and $48,000 (January 2005)	18,065,000	5,365,000
Net cash provided by financing activities	18,217,000	6,089,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,848,000	(4,445,000)

CASH AND CASH EQUIVALENTS, beginning of period	9,816,000	14,884,000

CASH AND CASH EQUIVALENTS, end of period	$15,664,000	$10,439,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under capital lease	$65,000	$-
Common stock issued for research fees and as prepayments for future research services	$321,000	$903,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 (unaudited)

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

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at January 31, 2006, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three and nine month periods ended January 31, 2006 and 2005. We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted. Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2005. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

As of January 31, 2006, we had $15,664,000 in cash and cash equivalents on hand. We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of our years since inception. Since inception, we have generally financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the nine months ended January 31, 2006 and 2005 amounted to $2,227,000 and $3,983,000, respectively. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to continue the development of our product candidates, including the anticipated development and clinical costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with our other technology platforms and the potential expansion of our manufacturing capabilities.

We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock from our shelf registration statements on Form S-3, which, as of March 3, 2006, we had an aggregate of approximately 4,179,000 shares available for possible future registered transactions. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 (unaudited) (continued)

There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates. We currently have sufficient cash on hand, including anticipated amounts to be received from the exercise of outstanding warrants, to pay our anticipated obligations in the ordinary course of business, as estimated, through at least December 31, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Prepaid Expenses - Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date. During fiscal years 2006 and 2005, we prepaid various research and development related services through the issuance of shares of our common stock to unrelated entities, which are expensed once the services have been provided under the terms of the arrangement. As of January 31, 2006 and April 30, 2005, prepaid expenses and other current assets include $483,000 and $1,028,000, respectively, in research and development services prepaid in shares of our common stock.

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly-owned subsidiary, Avid. Inventories consist of the following at January 31, 2006 and April 30, 2005:

	January 31, 2006	April 30, 2005
Raw materials	$614,000	$445,000
Work-in-process	446,000	182,000
Total inventories	$1,060,000	$627,000

Comprehensive Loss - Comprehensive loss is equal to net loss for all periods presented.

Reclassification - Certain amounts in fiscal year 2005 condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 2,524,463 and 2,997,181 shares of common stock for the three and nine months ended January 31, 2006, respectively, and 5,466,924 and 7,074,278 shares of common stock for the three and nine months ended January 31, 2005, respectively, as the impact of such options and warrants are anti-dilutive during periods of net loss.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding also excludes options and warrants to purchase up to 11,176,382 and 9,592,777 shares of common stock for the three and nine months ended January 31, 2006, respectively, and 13,788,339 and 11,869,284 shares of common stock for the three and nine months ended January 31, 2005, respectively, as the exercise prices of those options was greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

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

We utilize the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly, no compensation expense has been recognized for the options in the accompanying condensed consolidated financial statements for the three and nine months ended January 31, 2006 and January 31, 2005.

Had we used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Net loss, as reported	$(3,113,000)	$(3,744,000)	$(12,023,000)	$(10,795,000)
Stock-based employee compensation cost that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(291,000)	(630,000)	(1,504,000)	(2,232,000)
Pro forma net loss as if the fair value based method had been applied to all awards	$(3,404,000)	$(4,374,000)	$(13,527,000)	$(13,027,000)
Basic and diluted net loss per share, as reported	$(0.02)	$(0.03)	$(0.07)	$(0.08)
Basic and diluted net loss per share, pro forma	$(0.02)	$(0.03)	$(0.08)	$(0.09)

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 (unaudited) (continued)

Stock-based compensation expense recorded during the three and nine months ended January 31, 2006 and January 31, 2005 relate to stock option grants issued to non-employee consultants. The fair value of these options are measured utilizing the Black-Scholes option valuation model and are being amortized over the estimated period of service or related vesting period in accordance with the provisions of SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock-based compensation expense recorded during the three and nine months ended January 31, 2006 amounted to $200,000 and $361,000, respectively. Stock-based compensation expense recorded during the three and nine months ended January 31, 2005 amounted to $20,000 and $134,000, respectively.

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

In addition, during August 2003, a member of our Board of Directors voluntarily cancelled an option to purchase shares of our common stock due to an insufficient number of stock options available in our stock option plans for new employee grants. During October 2003, we received stockholder approval for our 2003 Stock Incentive Plan (“2003 Plan”) and the director was re-granted options to purchase shares under the 2003 Plan. In accordance with FASB Interpretation No. 44 (“FIN No. 44”), Accounting for Certain Transactions Involving Stock Compensation, the option granted to the director under the 2003 Plan is subject to variable accounting, which could result in an increase in compensation expense in subsequent periods if the market price of our common stock exceeds the original exercise price of the option until the date the option is exercised, forfeited, or expires unexercised. If the market price of our common stock decreases, then decreases in compensation expense would be recognized, limited to the net expense previously reported. During the three and nine months ended January 31, 2006 and January 31, 2005, we did not record compensation expense with respect to such option in accordance with FIN No. 44 since the market price of our stock was less than the exercise price of the option at the end of the respective periods.

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
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 (unaudited) (continued)

3.	NOTE RECEIVABLE

During December 1998, we completed the sale and subsequent leaseback of our two facilities in Tustin, California, and recorded an initial note receivable from the buyer of $1,925,000 as part of the consideration. During the quarter ended October 31, 1999, we established a 100% reserve for the note receivable in the amount of $1,887,000 based on the terms of the note agreement. We subsequently received all payments under the note agreement and reduced the reserve as payments were received and we recorded these payments as interest and other income in the accompanying condensed consolidated statements of operations. On December 22, 2005, we entered into a First Amendment to Lease and Agreement of Lease (“First Amendment”) with the landlord to our original lease dated December 24, 1998 and extended the original lease term for seven additional years, which extends our contractual commitment under the operating lease through December 2017. In addition, the monthly lease payment terms under the original lease, which increase at a rate of 3.35% every two years, were not modified under the First Amendment. In connection with this First Amendment, we entered into a separate agreement with the landlord on December 22, 2005 regarding the immediate payoff of our note receivable at a 20% discount in the amount of $1,229,000, which amount was recorded as interest and other income in the accompanying condensed consolidated statements of operations.

4.	NOTES PAYABLE

During fiscal years 2006 and 2005, we entered into the following note payable agreements with General Electric Capital Corporation (“GE”) to finance certain laboratory equipment. Notes payable consist of the following at January 31, 2006 and April 30, 2005:

	January 31, 2006	April 30, 2005
Note payable dated November 2004, 5.78% per annum, monthly payments of $11,000 due through December 2007	$231,000	$314,000
Note payable dated December 2004, 5.85% per annum, monthly payments of $12,000 due through January 2008	263,000	354,000
Note payable dated June 2005, 6.39% per annum, monthly payments of $8,000 due through July 2008	226,000	-
Note payable dated November 2005, 6.63% per annum, monthly payments of $3,000 due through December 2008	100,000	-
	820,000	668,000
Less current portion	(363,000)	(234,000)
Notes payable, less current portion	$457,000	$434,000

Under the terms of the GE note payable agreements, we paid security deposits equal to 25% of the amount financed, which are due and payable to us at the end of the term of each note agreement. As of January 31, 2006 and April 30, 2005, security deposits totaling $276,000 and $183,000, respectively, are included in other long-term assets in the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 (unaudited) (continued)

As of January 31, 2006, minimum future principal payments on notes payable as of January 31, 2006 are as follows:

Year ending April 30:

2006 (remaining 3 months)	$89,000
2007	368,000
2008	314,000
2009	49,000
Total	$820,000

5.	CAPITAL LEASE OBLIGATION

During December 2005, we financed certain equipment under a capital lease agreement in the amount of $65,000. The agreement bears interest at a rate of 6.30% per annum with payments due monthly in the amount of approximately $1,600 through December 2009.

The equipment purchased under the capital lease is included in property in the accompanying consolidated financial statements as follows at January 31, 2006:

Furniture, fixtures and office equipment	$68,000
Less accumulated depreciation	(1,000)
Net book value	$67,000

Minimum future lease payments under the capital lease as of January 31, 2006 are as follows:

Year ending April 30:

2006 (remaining 3 months)	$4,000
2007	19,000
2008	19,000
2009	19,000
2010	13,000
Total minimum lease payments	74,000
Amount representing interest	(9,000)
Net present value minimum lease payments	65,000
Less current portion	15,000
$50,000

6.	LITIGATION

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

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 (unaudited) (continued)

On August 3, 2005, USC filed a cross-complaint against the Company relating to the above-mentioned lawsuit. The cross-complaint alleged that the Company has breached various agreements with USC by (i) breaching reporting and diligence provisions of the option and license agreements, (ii) failing to make payments under a sponsored research agreement, and (iii) failing to exercise its rights under the product and option license agreement for hybridoma clones. USC sought unspecified punitive damages with respect to its rights under the option and license agreements and the sponsored research agreement.

On September 30, 2004, we filed a lawsuit against Knobbe, Martens, Olson & Bear, LLP and Joseph Reisman, of the law firm Knobbe, Martens, Olson & Bear, LLP (“Knobbe”), in San Diego Superior Court. This suit is related to USC’s above-mentioned failure to protect patent rights in Japan. Accordingly, the case against Knobbe was dismissed in connection with receiving a tolling agreement extending the statute of limitations on our claims against the firm while USC pursued those claims.

On March 7, 2006, we reached a global settlement with USC, Dr. Epstein and Knobbe with respect to the matters set forth above. The settlement entails (i) relief from future minimum annual royalties due to USC under our Vasopermeation Enhancement Agent (“VEA”) licensing agreement, (ii) reduction in royalties due on net sales to USC with respect to our VEA license agreement, (iii) a release from USC of any claimed obligation for past sponsored research fees in the amount of $187,500, and (iv) consideration from Knobbe comprised of cash and a credit for future legal services.

7.	STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2006, we entered into various financing transactions as summarized below:

Description of Financing Transaction	Number of Common Stock Shares Issued	Net Issuance Value
Common stock purchase agreement dated January 31, 2005	1,582,217	$1,576,000
Common stock purchase agreement dated May 11, 2005	3,125,000	$2,989,000
Common stock purchase agreement dated June 22, 2005	8,000,000	$6,691,000
Common stock purchase agreement dated November 23, 2005	8,000,000	$6,719,000
Common stock issued to an unrelated entity for research services	299,422	$321,000
	21,006,639	$18,296,000

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 (unaudited) (continued)

In addition, on February 3, 2006, we issued and sold 396,398 shares of our common stock to an unrelated entity for the pre-payment of fees due under two sponsored research agreements. The value of the shares issued of $586,000 was recorded as prepaid expenses, which we will expense once the services have been provided under the terms of the agreements.

As of March 3, 2006, we had an aggregate of 4,179,180 shares of common stock available for future issuance under two shelf registration statements on Form S-3, as filed with the Securities and Exchange Commission.

Shares of Common Stock Authorized and Reserved For Future Issuance

In accordance with our shares reserved for issuance under our shelf registration statements, stock option plans and warrant agreements, we have reserved 28,673,974 shares of our common stock at January 31, 2006 for possible future issuance, calculated as follows:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved under shelf registration statements	4,179,180
Options issued and outstanding	11,116,778
Options available for future grant	5,600,851
Warrants issued and outstanding	7,777,165
Total shares reserved	28,673,974

8.	STOCK OPTIONS

As of January 31, 2006, options to purchase up to 11,116,778 shares of our common stock were issued and outstanding and exercisable under all of our stock option plans at prices ranging between $0.34 and $5.28 per share with an average exercise price of $1.56 per share and various expiration dates through January 23, 2016.

During October 2005, our stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”) for the granting of options to purchase up to 5,000,000 shares of our common stock. The 2005 Plan provides for the granting of options to purchase shares of our common stock at prices not less than its fair market value at the date of grant and which generally expire ten years after the date of grant. As of January 31, 2006, options to purchase up to 5,600,851 shares of common stock were available for future grant under all stock option plans.

9.	WARRANTS

As of January 31, 2006, warrants to purchase up to 7,777,165 shares of our common stock were issued and outstanding and exercisable at prices ranging between $0.71 and $2.50 per share with an average exercise price of $0.85 per share and various expiration dates through March 31, 2008. Subsequent to our quarter ended January 31, 2006 and through March 3, 2006, we received gross proceeds of $611,000 upon the exercise of warrants to purchase an aggregate of 812,512 shares of common stock at an average exercise price of $0.75 per share.

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 (unaudited) (continued)

10.	SEGMENT REPORTING

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of targeted therapeutics for the treatment of viruses and cancer. Avid is engaged in providing contract manufacturing of biologics and related services for Peregrine and outside customers.

The accounting policies of the operating segments are the same as those described in Note 2. We primarily evaluate the performance of our segments based on net revenues, gross profit or loss (exclusive of research and development expenses, selling, general and administrative expenses, and interest and other income/expense) and long-lived assets. Our segment net revenues shown below are derived from transactions with external customers. Our segment gross profit or loss represents net revenues less the cost of sales. Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and office equipment and are net of accumulated depreciation.

Segment information the three-month periods is summarized as follows:

	Three Months Ended January 31,
	2006	2005
Net Revenues:
Contract manufacturing and development of biologics	$1,505,000	$1,334,000
Research and development of targeted therapeutics	23,000	19,000
Total net revenues	$1,528,000	$1,353,000

Gross Profit:
Contract manufacturing and development of biologics	$417,000	$61,000
Research and development of targeted therapeutics	23,000	19,000
Total gross profit	440,000	80,000

Research and development expense	(3,294,000)	(2,548,000)
Selling, general and administrative expense	(1,628,000)	(1,338,000)
Other income, net	1,369,000	62,000
Net loss	$(3,113,000)	$(3,744,000)

	Three Months Ended January 31,
	2006	2005
Customer revenues as a % of net revenues:
United States (customer A)	72%	45%
United States (customer B)	1%	26%
Germany (one customer)	20%	0%
Israel (one customer)	1%	29%
Other customers	6%	0%
Total customer revenues as a % of net revenues	100%	100%

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 (unaudited) (continued)

Segment information for the nine-month periods is summarized as follows:

	Nine Months Ended January 31,
	2006	2005
Net Revenues:
Contract manufacturing and development of biologics	$2,227,000	$3,983,000
Research and development of targeted therapeutics	65,000	57,000
Total net revenues	$2,292,000	$4,040,000

Gross Profit:
Contract manufacturing and development of biologics	$407,000	$718,000
Research and development of targeted therapeutics	65,000	57,000
Total gross profit	472,000	775,000

Research and development expense	(9,330,000)	(8,122,000)
Selling, general and administrative expense	(4,715,000)	(3,642,000)
Other income, net	1,550,000	194,000
Net loss	$(12,023,000)	$(10,795,000)

	Nine Months Ended January 31,
	2006	2005
Customer revenues as a % of net revenues:
United States (customer A)	75%	45%
United States (customer B)	3%	17%
Germany (one customer)	13%	0%
Israel (one customer)	2%	37%
Other customers	7%	1%
Total customer revenues as a % of net revenues	100%	100%

Net revenues generated from Peregrine during the three and nine months ended January 31, 2006 and January 31, 2005 were primarily from the amortized portion of the up-front license fees under the December 2002 license agreement with Schering A.G.

Long-lived assets by segment consist of the following:

	January 31, 2006	April 30, 2005
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,376,000	$1,291,000
Research and development of targeted therapeutics	448,000	347,000
Total long-lived assets, net	$1,824,000	$1,638,000

PEREGRINE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 (unaudited) (continued)

11.	SUBSEQUENT EVENTS

On February 13, 2006, our Compensation Committee of the Board of Directors approved the Company’s Stock Bonus Plan to promote the interests of the Company and its stockholders by providing a total of nineteen key employees and consultants with financial rewards upon achievement of various research and clinical goals (“Performance Goals”). The Plan will remain effective through fiscal year ending April 30, 2007. A series of company Performance Goals have been established, with each Performance Goal having a specific targeted attainment date (the “Target Date”). Up to 1,737,166 shares of our common stock could be issued under the Stock Bonus Plan upon the achievement of all Performance Goals by the respective Target Dates. Shares earned under the Stock Bonus Plan will be issued from our 2005 Stock Incentive Plan, which was approved by our stockholders at the 2005 Annual Meeting of Stockholders.

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

Company Overview

We are a biopharmaceutical company primarily developing targeted therapeutics directed towards the treatment of viruses and cancer using monoclonal antibodies. We are organized into two reportable operating segments: (i) Peregrine Pharmaceuticals, Inc. (“Peregrine”), the parent company, is engaged in the research and development of targeted therapeutics and (ii) Avid Bioservices, Inc. (“Avid”), our wholly owned subsidiary, is engaged in providing manufacturing expertise of biologics for Peregrine and outside customers.

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

This phase I clinical study is a single dose-escalation study in up to 32 adult patients with chronic hepatitis C virus (HCV) infection who either no longer respond to or failed standard therapy with pegylated interferon and ribavirin combination therapy. Planned enrollment and treatment of 24 patients was completed in February 2006 at Bach and Godofsky Infectious Diseases located in Bradenton, FL. Based on the safety profile seen to date in the first 24 patients, an additional dose level may be added to the study. Meanwhile, a repeat dose study and a combination therapy dose study are currently being planned.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and nine-month periods ended January 31, 2006 and January 31, 2005. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which changes are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2006	2005	$ Change	2006	2005	$ Change
	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing revenue	$1,505	$1,334	$171	$2,227	$3,983	$(1,756)
License revenue	23	19	4	65	57	8
Total revenues	1,528	1,353	175	2,292	4,040	(1,748)

COSTS AND EXPENSES:
Cost of contract manufacturing	1,088	1,273	(185)	1,820	3,265	(1,445)
Research and development	3,294	2,548	746	9,330	8,122	1,208
Selling, general and administrative	1,628	1,338	290	4,715	3,642	1,073

Total costs and expenses	6,010	5,159	851	15,865	15,029	836

LOSS FROM OPERATIONS	(4,482)	(3,806)	(676)	(13,573)	(10,989)	(2,584)

OTHER INCOME (EXPENSE):
Interest and other income	1,381	65	1,316	1,585	197	1,388
Interest and other expense	(12)	(3)	(9)	(35)	(3)	(32)

NET LOSS	$(3,113)	$(3,744)	$631	$(12,023)	$(10,795)	$(1,228)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues.

Three Months: The increase in total revenues of $175,000 during the three months ended January 31, 2006 compared to the same period in the prior year was primarily due to an increase in contract manufacturing revenue of $171,000. The increase in contract manufacturing revenue was primarily due to an increase in the number of active projects associated with unrelated entities compared to the same three-month period in the prior year.

Nine Months: The decrease in total revenues of $1,748,000 during the nine months ended January 31, 2006 compared to the same period in the prior year was primarily due to a decrease in contract manufacturing revenue of $1,756,000. The decrease in contract manufacturing revenue was primarily due to a decrease in the number of completed manufacturing runs associated with unrelated entities compared to the same nine-month period in the prior year. In addition, during the nine months ended January 31, 2006, we significantly increased our utilization of our manufacturing facility to manufacture clinical grade materials to support Peregrine’s three active clinical trials and other products under development.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under outstanding proposals. Although Avid is presently working on several active projects for unrelated entities and has submitted project proposals with various potential customers, we cannot estimate nor can we determine the likelihood that we will be successful in completing these ongoing projects or converting any of these outstanding project proposals into definitive agreements during the remainder of fiscal year 2006.

Cost of Contract Manufacturing.

Three Months: The decrease in cost of contract manufacturing of $185,000 during the three months ended January 31, 2006 compared to the same period in the prior year was primarily related to a loss provision of $243,000 recorded in the prior year three-month period associated with a previous contract that did not recur in the current year period offset by an increase in cost of contract manufacturing primarily associated with the current year three-month period increase in contract manufacturing revenue.

Nine Months: The decrease in cost of contract manufacturing of $1,445,000 during the nine months ended January 31, 2006 compared to the same period in the prior year was primarily related to the current nine-month period decrease in contract manufacturing revenue. We expect contract manufacturing costs to continue during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three Months: The increase in research and development expenses of $746,000 during the three months ended January 31, 2006 compared to the same period in the prior year was primarily due to a net increase in expenses associated with our following platform technologies under development:

o
Anti-Phospholipid Therapy (Tarvacin™) - During the three months ended January 31, 2006, Anti-Phospholipid Therapy (Tarvacin™) program expenses increased $1,489,000 from $685,000 in fiscal year 2005 to $2,174,000 in fiscal year 2006. The increase in Anti-Phospholipid Therapy (Tarvacin™) program expenses is primarily due to an increase in manufacturing and in-house antibody development expenses combined with an increase in various clinical trial expenses to support two separate Phase I clinical studies using Tarvacin™ for the treatment of advanced solid cancers and chronic hepatitis C virus infection. These increases were supplemented with an increase in sponsored research fees and payroll and related expenses associated with the Anti-Phospholipid Therapy development program. These increases were offset by a decrease in pre-clinical toxicology study expenses incurred in the prior year quarter to support the Investigational New Drug (“IND”) applications, which was offset by a similar increase in outside animal research studies to support the possible expansion of Tarvacin™ clinical trials in other anti-viral indications.

o
Vasopermeation Enhancements Agents (“VEAs”) - During the three months ended January 31, 2006, VEA program expenses increased $32,000 from $78,000 in fiscal year 2005 to $110,000 in fiscal year 2006. The increase in VEA program expenses is primarily due to an increase in resources focused on the VEA program compared to the prior year period. In January 2005, we entered into an agreement with Merck KGaA of Darmstadt, Germany, that will give us access to Merck's technology and expertise in protein expression to advance the development of our VEA technology and other platform technologies. Merck KGaA is presently working on a clinical candidate under the VEA technology platform.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) - During the three months ended January 31, 2006, TNT (Cotara®) program expenses decreased $571,000 from $1,212,000 in fiscal year 2005 to $641,000 in fiscal year 2006. The decrease in TNT (Cotara®) program expenses is primarily due to a decrease in manufacturing, antibody development, and radiolabeling expenses incurred in the current quarter as the majority of in-house resources have recently been focused on the development of the Tarvacin™ program.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis - During the three months ended January 31, 2006, VTA and Anti-Angiogenesis program expenses decreased $204,000 from $573,000 in fiscal year 2005 to $369,000 in fiscal year 2006. The decrease in VTA and Anti-Angiogenesis program expenses is primarily due to a decrease in intellectual property access fees and sponsored research fees as our outside researchers are primarily focused on the development of Tarvacin™.

Nine Months: The increase in research and development expenses of $1,208,000 during the nine months ended January 31, 2006 compared to the same period in the prior year was primarily due to a net increase in expenses associated with our following platform technologies under development:

o
Anti-Phospholipid Therapy (Tarvacin™) - During the nine months ended January 31, 2006, Anti-Phospholipid Therapy (Tarvacin™) program expenses increased $2,849,000 from $3,442,000 in fiscal year 2005 to $6,291,000 in fiscal year 2006. The increase in Anti-Phospholipid Therapy (Tarvacin™) program expenses is primarily due to an increase in manufacturing and in-house antibody development expenses combined with an increase in various clinical trial expenses to support two separate Phase I clinical studies using Tarvacin™ for the treatment of advanced solid cancers and chronic hepatitis C virus infection. In addition, the increase in program expenses was supplemented with an increase in technology access fees associated with Tarvacin™ Phase I clinical trial milestones achieved during the current nine month period in accordance with third party licensing agreements, an increase in sponsored research fees, and an increase in outside animal research studies to support the possible expansion of Tarvacin™ clinical trials in other anti-viral indications. These increases were primarily offset by a decrease in pre-clinical toxicology study expenses incurred in the prior year to support the Tarvacin™ Investigational New Drug (“IND”) applications that were filed in the prior fiscal year combined with a decrease in outside antibody development fees related to our humanized antibody in development and a decrease in intellectual property access fees.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) - During the nine months ended January 31, 2006, TNT (Cotara®) program expenses decreased $626,000 from $2,336,000 in fiscal year 2005 to $1,710,000 in fiscal year 2006. The decrease in TNT (Cotara®) program expenses is primarily due to a decrease in payroll and related expenses and radiolabeling process development expenses incurred in the same prior year period to support the initiation of the first part of the Cotara® Phase II/III registration trial for the treatment of brain cancer in collaboration with the New Approaches to Brain Tumor Therapy consortium, and to support other development programs associated with our TNT technology platform. These decreases were further supplemented by a decrease in technology access fees incurred in the same prior year period supporting the production of monoclonal antibodies for Cotara®.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis - During the nine months ended January 31, 2006, VTA and Anti-Angiogenesis program expenses decreased $811,000 from $1,844,000 in fiscal year 2005 to $1,033,000 in fiscal year 2006. The decrease in VTA and Anti-Angiogenesis program expenses is primarily due to a decrease in intellectual property access fees and sponsored research fees as our outside researchers are currently focused on the development of Tarvacin™.

o
Vasopermeation Enhancements Agents (“VEAs”) - During the nine months ended January 31, 2006, VEA program expenses decreased $191,000 from $487,000 in fiscal year 2005 to $296,000 in fiscal year 2006. The decrease in VEA program expenses is primarily due to a decrease in sponsored research fees, combined with a decrease in antibody development fees regarding expenses incurred in the prior year associated with a research study that was completed in the prior year. In January 2005, we entered into an agreement with Merck KGaA of Darmstadt, Germany, that will give us access to Merck's technology and expertise in protein expression to advance the development of our VEA technology and other platform technologies. Merck KGaA is presently working on a clinical candidate under the VEA technology platform.

We expect research and development expenses to increase over the near term primarily under the following ongoing research and development programs:

1.	Tarvacin™ clinical studies for the treatment of solid tumors and chronic hepatitis C virus infection;
2.	Cotara® clinical study for the treatment of brain cancer in collaboration with New Approaches to Brain Tumor Therapy (“NABTT”), a brain tumor treatment consortium;
3.	Anti-Phospholipid Therapy research and development program;
4.	2C3 (anti-angiogenesis antibody) research and development program;
5.	Vascular Targeting Agent research and development program; and
6.	Vasopermeation Enhancement Agent research and development program.

The following represents the research and development expenses (“R&D Expenses”) we have incurred by each major technology platform under development:

Technology Platform	R&D Expenses-Quarter Ended January 31, 2005	R&D Expenses-Quarter Ended January 31, 2006	R&D Expenses- May 1, 1998 to January 31, 2006
Anti-Phospholipid Therapy (Tarvacin™)	$685,000	$2,174,000	$14,405,000
TNT (Cotara®)	1,212,000	641,000	30,526,000
VTA and Anti-Angiogenesis	573,000	369,000	11,556,000
VEA	78,000	110,000	5,664,000
Other research programs	-	-	13,441,000
Total R&D Expenses	$2,548,000	$3,294,000	$75,592,000

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

Looking beyond the current fiscal year, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

▪	The uncertainty of our capital resources to fund research, development and clinical studies beyond December 31, 2006;
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

Three Months: The increase in selling, general and administrative expenses of $290,000 during the three months ended January 31, 2006 compared to the same period in the prior year is primarily due to an increase in (i) payroll and related expenses of $236,000 from $537,000 in the prior three-month period to $773,000 in the current three-month period primarily due to an increase in headcount across most corporate functions to support our increased operations, (ii) stock based compensation expense of $118,000 from nil in the comparative period in fiscal year 2005 primarily associated with the amortization of the fair value of warrants provided for business development services related to Avid’s operations, (iii) travel and related expenses of $54,000 from $27,000 in fiscal year 2005 to $81,000 in fiscal year 2006 primarily associated with our participation in several investor conferences and non-deal marketing road shows over the past quarter and an increase in travel associated with business development. These increases in expenses were supplemented with incremental increases in public relation expenses, board fees, and other general corporate expenses. These increases in expenses were offset by a current quarter decrease in audit and accounting fees of $108,000 from $200,000 in fiscal year 2005 to $92,000 in fiscal year 2006 primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 in the prior year quarter combined with a decrease in legal fees of $107,000 from $205,000 in fiscal year 2005 to $98,000 in fiscal year 2006 primarily pertaining to a decrease in general corporate matters and lawsuits described in the Quarterly Report on Form 10-Q under Part II, Item 1, Legal Proceedings.

Nine Months: The increase in selling, general and administrative expenses of $1,073,000 during the nine months ended January 31, 2006 compared to the same period in the prior year is primarily due to an increase in (i) payroll and related expenses of $412,000 from $1,671,000 in the prior nine-month period to $2,083,000 in the current nine-month period primarily due to an increase in headcount across most corporate functions to support our increased operations, (ii) stock based compensation expense of $161,000 from $82,000 in fiscal year 2005 to $243,000 in fiscal year 2006 associated with the amortization of the fair value of options and warrants provided for business development and general corporate services, (iii) investor and public relation fees of $160,000 from $170,000 in fiscal year 2005 to $330,000 in fiscal year 2006 primarily due to services provided by public relation firms assisting the Company with its investor and public relations activities, whose services were not utilized in the same prior year period, (iv) travel and related expenses of $154,000 from $130,000 in fiscal year 2005 to $284,000 in fiscal year 2006 primarily associated with our participation in several investor conferences and non-deal marketing road shows over the past nine months combined with an increase in travel associated with business development and other corporate activities, (v) board fees of $114,000 from $200,000 in the prior nine-month period to $314,000 in the current nine month period primarily due to an increase in the number of non-employee directors combined with an increase in the number of Company Board meetings, (vi) legal fees of $104,000 from $364,000 in fiscal year 2005 to $468,000 in fiscal year 2006 primarily pertaining to the general corporate matters and litigation matters described in the Quarterly Report on Form 10-Q under Part II, Item 1, Legal Proceedings. The current period increases in general and administrative expense were supplemented with incremental increases in other general corporate expenses.

Interest and Other Income.

Three and Nine Months: The increase in interest and other income of $1,316,000 and $1,388,000 during the three and nine months ended January 31, 2006, respectively, compared to the same periods in the prior year was primarily due to the recovery of a previously fully reserved note receivable in the amount of $1,229,000 during the current quarter combined with an increase in interest income as a result of a higher average cash balance on hand and higher prevailing interest rates during the current year compared to the same prior year periods.

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

In addition, we comply with Financial Accounting Standards Board’s Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of the fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Liquidity and Capital Resources

As of January 31, 2006, we had $15,664,000 in cash and cash equivalents on hand. Although we have sufficient cash on hand to meet our current planned obligations through at least December 31, 2006, our development efforts are dependent on our ability to raise additional capital to support our future operations.

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

Revenues earned by Avid during the nine months ended January 31, 2006 and 2005 amounted to $2,227,000 and $3,983,000, respectively. We expect that Avid will continue to generate revenues which should lower consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, we expect we will continue to need to raise additional capital to continue the development of our product candidates, including the anticipated development and clinical trial costs of Tarvacin™ and Cotara®, the anticipated research and development costs associated with our other technology platforms and the potential expansion of our manufacturing capabilities.

We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock from our shelf registration statements on Form S-3, which, as of March 3, 2006, we had an aggregate of approximately 4,179,000 shares available for possible future registered transactions. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

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

There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all (from either debt, equity or the licensing, partnering or sale of technology assets and/or the sale of all or a portion of Avid), or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond December 31, 2006.

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2006 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities. During the nine months ended January 31, 2006, cash used in operating activities increased $3,482,000 to $12,982,000 compared to $9,500,000 for the nine months ended January 31, 2005. The increase in cash used in operating activities was primarily related to the timing of cash flows as reflected in the changes in operating assets and payment or reduction of liabilities in the aggregate amount of $1,821,000, the amount of which was further supplemented by an increase of $1,661,000 in net cash used in operating activities after deducting non-cash expenses and adjustments to net loss and before considering the changes in operating assets and liabilities. This increase was primarily due to a decrease in contract manufacturing revenue combined with an increase in research and development expenses and selling, general and administrative expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	NINE MONTHS ENDED
	January 31, 2006	January 31, 2005
Net loss, as reported	$(12,023,000)	$(10,795,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	302,000	235,000
Stock-based compensation	361,000	134,000
Stock issued for research services	844,000	336,000
Gain on sale of property	(6,000)	-
Recovery of note receivable	(1,229,000)	-
Net cash used in operating activities before changes in operating assets and liabilities	$(11,751,000)	$(10,090,000)
Net change in operating assets and liabilities	$(1,231,000)	$590,000
Net cash used in operating activities	$(12,982,000)	$(9,500,000)

Cash Used In Investing Activities. During the nine months ended January 31, 2006, net cash provided by investing activities amounted to $613,000 primarily due to the recovery of a note receivable in the amount of $1,229,000 offset by the purchase of property in the amount of $423,000 to support the expanded research efforts of Peregrine and the expanded services of Avid combined with an increase in other assets of $199,000. Net cash used in investing activities for the nine months ended January 31, 2005 was primarily due to the purchase of laboratory equipment to support our research efforts and the expanded services of Avid, combined with an increase in other assets related to security deposits paid to GE Capital Corporation on notes payable and installment payments made on a 1,000-liter bioreactor.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $12,128,000 to $18,217,000 for the nine months ended January 31, 2006 compared to net cash provided of $6,089,000 for the nine months ended January 31, 2005. Cash provided by financing activities during the nine months ended January 31, 2006 was primarily due to proceeds received under four separate security purchase agreements whereby we sold and issued a total of 20,707,217 shares of our common stock in exchange for aggregate net proceeds of $17,975,000. Cash provided by financing activities during the nine months ended January 31, 2005 was primarily due to proceeds received from the sale of stock supplemented with proceeds received from the financing of property with GE Capital Corporation.

Commitments

At January 31, 2006, we had no material capital commitments.

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

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at January 31, 2006, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2006, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2006.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On August 3, 2005, USC filed a cross-complaint against the Company relating to the above-mentioned lawsuit. The cross-complaint alleged that the Company has breached various agreements with USC by (i) breaching reporting and diligence provisions of the option and license agreements, (ii) failing to make payments under a sponsored research agreement, and (iii) failing to exercise its rights under the product and option license agreement for hybridoma clones. USC sought unspecified punitive damages with respect to its rights under the option and license agreements and the sponsored research agreement.

On September 30, 2004, we filed a lawsuit against Knobbe, Martens, Olson & Bear, LLP and Joseph Reisman, of the law firm Knobbe, Martens, Olson & Bear, LLP (“Knobbe”), in San Diego Superior Court. This suit is related to USC’s above-mentioned failure to protect patent rights in Japan. Accordingly, the case against Knobbe was dismissed in connection with receiving a tolling agreement extending the statute of limitations on our claims against the firm while USC pursued those claims.

On March 7, 2006, we reached a global settlement with USC, Dr. Epstein and Knobbe with respect to the matters set forth above. The settlement entails (i) relief from future minimum annual royalties due to USC under our Vasopermeation Enhancement Agent (“VEA”) licensing agreement, (ii) reduction in royalties due on net sales to USC with respect to our VEA license agreement, (iii) a release from USC of any claimed obligation for past sponsored research fees in the amount of $187,500, and (iv) consideration from Knobbe comprised of cash and a credit for future legal services.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.	OTHER INFORMATION. None.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: March 10, 2006	By:	/s/ STEVEN W. KING

Steven W. King President and Chief Executive Officer, Director

Date: March 10, 2006	By:	/s/ PAUL J. LYTLE

Paul J. Lytle Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)