Form 10-K
period 2006-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2006-07-14
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2006

PEREGRINE PHARMACEUTICALS, INC.
 (Exact name of Registrant as specified in its charter)

Delaware	95-3698422
(State of incorporation)	(I.R.S. Employer Identification No.)

14272 Franklin Avenue, Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (714) 508-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of Class	Name of Each Exchange on Which Registered
Common Stock ($0.001 par value)	The Nasdaq Stock Market, Inc. under symbol “PPHM”

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $168,445,000 as of October 31, 2005. (1)

188,852,218
(Number of shares of common stock outstanding as of July 7, 2006)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2006.

(1) Excludes 2,493,505 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of October 31, 2005.

PEREGRINE PHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED APRIL 30, 2006

i

PART I

In this Annual Report, the terms “we”, “us”, “our”, “Company” and “Peregrine” refers to Peregrine Pharmaceuticals, Inc., and our wholly owned subsidiary, Avid Bioservices, Inc. This Annual Report contains forward-looking statements that involve risks and uncertainties. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled “Risk Factors and Forward-Looking Statements” as well as those discussed elsewhere in this Annual Report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.peregrineinc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on, or that can be accessed through, our website is not part of this Annual Report.

Certain technical terms used in the following description of our business are defined in the “Glossary of Terms”.

In addition, we own or have rights to the registered trademark Cotara®. All other company names, registered trademarks, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.

Item 1.  BUSINESS

Company Overview

We are a biopharmaceutical company with a portfolio of clinical and pre-clinical stage monoclonal antibody-based targeted therapeutics for the treatment of solid cancers and viral infections. We are currently advancing three separate clinical trial programs for the treatment of cancer and chronic hepatitis C virus (HCV) infection. Under our Anti-Phosphatidylserine ("Anti-PS") Immunotherapeutic technology platform, our lead candidate bavituximab (formerly known as Tarvacin), is currently in a multi-center Phase I clinical trial for the treatment of solid cancers as well as a multi-center phase Ib clinical trial for the treatment of chronic HCV infection. Our third clinical program is a dose confirmation and dosimetry clinical trial using our lead Tumor Necrosis Therapy ("TNT") agent, Cotara®, for the treatment of glioblastoma multiforme, a deadly form of brain cancer.

In addition to our clinical programs, we are conducting internal research and collaborating with researchers at top academic institutions to extend our product pipeline to include new therapeutics and therapeutic adjuvants and to expand the potential of bavituximab anti-viral indications beyond the treatment of HCV infection. In addition to our research efforts, we also operate a wholly owned cGMP contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”). Avid provides several critical functions for Peregrine including the manufacturing of all clinical supplies, commercial scale-up of products in clinical trials, and assisting with the advancement of new clinical candidates.

In addition to Peregrine related activities, Avid provides contract manufacturing services for outside biotechnology and biopharmaceutical companies on a fee-for-service basis. We believe the activities of Avid create significant value for the Company allowing us to aggressively move our clinical and research programs forward while bringing in revenues through outside contracts which partially offsets our overall cash used in operations.

We were originally incorporated in California in June 1981 and reincorporated in the State of Delaware on September 25, 1996. Our principal executive offices are located at 14272 Franklin Avenue, Tustin, California, 92780 and our telephone number is (714) 508-6000. Our internet website address is www.peregrineinc.com. Information contained on our website does not constitute any part of this Annual Report.

Our Technology Platforms

Our three products in clinical trials fall under two technology platforms: Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics and Tumor Necrosis Therapy (“TNT”).

Anti-PS Immunotherapeutics

Peregrine’s new class of Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics are monoclonal antibodies that target and bind to components of cells normally only found on the inner surface of the cell membrane. The main target is known as phosphatidylserine (“PS”) which is normally not available for binding but becomes exposed on the outside of cells under stress conditions including the tumor microenvironment and during certain viral infections. Our first-in-class Anti-PS Immunotherapeutics agent, bavituximab, helps stimulate the body's immune defenses to destroy disease associated cells that have PS exposed on their surface. It has shown promise in pre-clinical studies in multiple types of cancer and viral diseases, both as a monotherapy and in combination with other therapies, and has demonstrated a good safety profile and promising signs of activity in pre-clinical and clinical studies completed to date.

Tumor Necrosis Therapy (“TNT”)

Our TNT technology uses monoclonal antibodies that target and bind to Deoxyribonucleic Acid (“DNA”) and associated histone proteins accessible in dead and dying cells found at the core of solid tumors. TNT antibodies are potentially capable of carrying a variety of therapeutic agents into the interior of solid tumors, including radioisotopes and chemotherapeutic agents, in order to kill the tumor from the inside out. Our most advanced TNT product, Cotara®, is an antibody conjugated to Iodine 131, a therapeutic radioisotope that kills adjacent cells. A product similar to Cotara® has been developed in China under a license from Peregrine and is currently awaiting marketing approval for the treatment of advanced lung cancer.

Our Products in Clinical Trials

Bavituximab for the Treatment of HCV Infection

Bavituximab, a monoclonal antibody with unique anti-viral properties, has completed a Phase Ia single dose clinical trial for the treatment of chronic HCV infections and is currently in a Phase Ib repeat dose clinical trial. Bavituximab attaches to its target which is specifically found on the surface of a broad class of viruses known as enveloped viruses, which are responsible for about half of all human viral diseases, including hepatitis C virus, influenza, human immunodeficiency virus ("HIV"), cytomegalovirus ("CMV") and other virus strains that cause serious and life-threatening diseases. Scientists studying bavituximab believe the drug’s mechanism of action helps stimulate the body's natural immune defenses to destroy both the virus particles and the cells they infect. Since the target for bavituximab is only exposed on diseased cells, healthy cells should not be directly affected by bavituximab.

We filed our first Investigational New Drug (“IND”) application using bavituximab for the treatment of chronic hepatitis C virus (“HCV”) infection in April 2005. During fiscal year 2006, we initiated and completed patient enrollment in a Phase Ia single dose escalation study in twenty-four (24) patients chronically infected with HCV and who have failed prior therapies. In this study, approximately 90% of the subjects were infected with the genotype 1 form of HCV, which is the most common and difficult to treat strain of the virus. At all four single dose levels, bavituximab appeared to be safe and well tolerated with no dose limiting toxicities or serious adverse events. Based on the safety data, we added an additional six patients at a higher single dose level. No dose limiting toxicities have been observed to date with respect to these patients, who are currently in a 12-week follow up period. In June 2006, we announced the initiation of a Phase Ib open-label, repeat-dose escalation clinical trial of bavituximab in patients with chronic HCV infection. This study will examine the safety and tolerability of bavituximab when administered 4 times over a two week period to patients with chronic HCV infection with a 12 week follow-up. The Phase Ib study will enroll up to 24 patients at up to three clinical centers. Patient screening and enrollment are currently ongoing. In addition to the single agent clinical trials, a Phase I clinical study testing bavituximab in combination with other HCV therapies is being planned.

We are also working with top academic researchers and research organizations to study the potential use of bavituximab to treat other viral infections. These pre-clinical programs are primarily focused on evaluating bavituximab's potential in virus infections with significant economic impact including HIV, influenza, CMV, as well as biodefense applications. We anticipate that these pre-clinical studies may help support additional clinical indications.

Bavituximab for the Treatment of Solid Cancers

Scientists working with us have also determined that the target for bavituximab becomes exposed on the cells that line blood vessels inside solid cancers. Since the target is not exposed in normal tissues and is abundantly exposed on tumor blood vessels, it represents a unique and specific target for cancer therapy, while minimizing effects on healthy cells. In pre-clinical solid cancer therapy studies, including the treatment of breast, prostate and pancreatic tumors, a bavituximab equivalent (mouse versions of the antibody used in the mouse studies) had promising anti-tumor activity as a stand-alone treatment. Common cancer treatments such as chemo and radiation therapy increase the exposure of the PS target on tumor blood vessels and have been shown in pre-clinical studies to enhance the anti-tumor effects of bavituximab equivalents.

Bavituximab is currently in a Phase I clinical trial for which all solid cancer types are eligible for enrollment. The clinical trial is designed to enroll up to 28 patients with advanced solid tumors that no longer respond to standard cancer treatments. The objectives of this open-label, single and repeat dose escalation study are to (i) determine the safety and tolerability of bavituximab administered intravenously to patients with advanced cancer; (ii) characterize the pharmacokinetic profile of bavituximab and; (iii) define the dose-limiting toxicities, maximum tolerated dose and/or maximum effective dose of bavituximab. Patients who demonstrate an objective response to therapy may be offered continued treatment on an extension protocol. Patient screening and enrollment are currently ongoing.

Cotara® for the Treatment of Brain Cancer

Tumor Necrosis Therapy (“TNT”) is a targeted cancer therapy that uses monoclonal antibodies conjugated to therapeutic agents such as radioisotopes. TNT agents carry and anchor the attached anti-cancer agent into the interior of tumors to kill them from the inside out. Cotara® is a TNT agent that binds to DNA and associated histone proteins that become accessible in dead and dying cells found at the core of tumors. Cotara® is a monoclonal antibody targeting agent conjugated to Iodine 131, a therapeutic radioisotope that kills tumor cells near the site of localization.

Cotara® is currently in a dose confirmation and dosimetry clinical trial for the treatment of recurrent glioblastoma multiforme (“GBM”) in collaboration with New Approaches to Brain Tumor Therapy (“NABTT”), a brain tumor treatment consortium. This study is partially funded by the National Cancer Institute ("NCI”) and allows us to treat up to 28 patients although we expect this trial to enroll 9-12 patients in order to meet the primary objectives of the study. The next step in the development of Cotara® will be to treat a group of approximately 40 patients using a single administration of the drug with an optimized delivery using two catheters. Taken together, the NABTT study along with data collected from the treatment of the approximate 40 additional patients should provide the safety, dosimetry and efficacy data that will support the final design of the larger Phase III study. Cotara has been granted FDA orphan drug status and fast track designation for the treatment of two lethal brain cancers.

Earlier-Stage Technologies

We are pursuing several earlier stage technologies including Vasopermeation Enhancement Agents (“VEAs”) that are intended to improve the performance of standard cancer drugs as an adjuvant. We are also evaluating several anti-angiogenesis and Vascular Targeting Agents (“VTAs”) that complement our other anti-cancer platforms, as further described below.

Vasopermeation Enhancement Agents (“VEAs”) utilize monoclonal antibodies which are designed to increase the uptake of cancer therapeutics and imaging agents into the tumor at the tumor site, potentially resulting in greater efficacy. VEAs work by using monoclonal antibodies to deliver known vasoactive compounds (molecules that cause tissues to become more permeable) selectively to solid tumors. VEAs currently use the same targeting agent as TNT to deliver an agent that makes the blood vessels inside the tumor more permeable (leaky). Once localized at the tumor site, VEAs alter the physiology and the permeability of the vessels and capillaries that supply the tumor. In pre-clinical studies, drug uptake has been increased up to almost 400% in solid tumors when VEAs were administered several hours prior to the chemotherapeutic treatment. VEAs are intended to be used as a pre-treatment for most existing cancer therapies and imaging agents.

Anti-Angiogenesis agents work by inhibiting blood vessel growth. Peregrine has an antibody, termed 2C3, which inhibits a key tumor blood vessel growth factor known as Vascular Endothelial Growth Factor (“VEGF”), thereby inhibiting the formation of blood vessels in solid tumors. The 2C3 antibody is part of our anti-angiogenesis compound family under development for the treatment of cancer and other diseases dependent on aberrant blood vessel formation.

Vascular Targeting Agent (“VTA”) technology utilizes monoclonal antibodies and other targeting agents that recognize markers found on tumor blood vessels but not on normal blood vessels. VTAs act in a two-step process: the VTA first binds to the tumor blood vessels and then induces a blood clot in the tumor blood vessels. The formation of the blood clot stops the flow of oxygen and nutrients to the tumor cells, ultimately resulting in tumor cell death.

Licensing Collaborations

The following discussions cover our collaborations and licensing obligations related to our products in clinical trials:

Anti-Phosphatidylserine Immunotherapeutics

In August 2001, we exclusively in-licensed the worldwide rights to this technology platform from the University of Texas Southwestern Medical Center at Dallas. During November 2003 and October 2004, we entered into two non-exclusive license agreements with Genentech, Inc. to license certain intellectual property rights covering the methods and processes for producing antibodies used in connection with the development of our Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics program. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Anti-Phosphatidylserine Immunotherapeutics. During December 2003, we entered into an exclusive commercial license agreement with an unrelated entity covering the generation of the chimeric monoclonal antibody, bavituximab.

Under our licensing agreements relating to the Anti-Phosphatidylserine Immunotherapeutics, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales or a percentage of sublicense income. Our aggregate future milestone payments under the above in-licensing agreements are $7,100,000 assuming the achievement of all development milestones under the agreements through commercialization of products, of which, we expect to pay up to $100,000 during fiscal year 2007 and $6,600,000 upon approval of the first Anti-Phosphatidylserine Immunotherapeutics product. In addition, under one of the agreements, we are required to pay future milestone payments upon the completion of Phase II clinical trial enrollment in the amount of 75,000 pounds sterling, the amount of which will continue as an annual license fee thereafter, plus a royalty on net sales of any products that we market that utilize the underlying technology. In the event we utilize an outside contract manufacturer other than Lonza Biologics to manufacture bavituximab, we would owe Lonza Biologics 300,000 pounds sterling per year in addition to an increased royalty on net sales.

Tumor Necrosis Therapy (“TNT”)

We acquired the rights to the TNT technology in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders. The assets acquired from Cancer Biologics, Inc. primarily consisted of patent rights to the TNT technology.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara®. Under the terms of the agreement, we will pay a royalty on net sales of any products that we market that utilize the underlying technology. In the event we or Lonza do not manufacture Cotara®, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.

Out-Licensing Collaborations

In addition to internal product development efforts and related licensing collaborations, we remain committed to our existing out-licensing collaborations and the pursuit of select partnerships with pharmaceutical, biopharmaceutical and diagnostic companies based on our broad intellectual property position. The following represents a summary of our key out-licensing collaborations.

During September 1995, we entered into an agreement with Cancer Therapeutics, Inc. whereby we granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China. In addition, we are entitled to receive 50% of the distributed profits received by Cancer Therapeutics, Inc. from the Chinese pharmaceutical company. Cancer Therapeutics, Inc. has the right to 20% of the distributed profits under the agreement with the Chinese pharmaceutical company. During March 2001, we extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. In exchange for this extension, Cancer Therapeutics, Inc. agreed to pay us ten percent (10%) of all other consideration received by Cancer Therapeutics, Inc., excluding research funding. Through fiscal year ended April 30, 2006, we have not received any amounts under the agreement.

During October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our TNT technology for use in the application of cytokine fusion proteins. During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the agreement, we will receive a royalty on net sales if a product is approved under the agreement. Merck KGaA has not publicly disclosed the development status of its program.

During February 2001, we completed a licensing deal with SuperGen, Inc. (“SuperGen”) to license a segment of our VTA technology, specifically related to Vascular Endothelial Growth Factor (“VEGF”). Under the terms of the licensing agreement, we are entitled to receive an annual license fee of $200,000 in cash or SuperGen common stock until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF technology. In addition, we could receive additional milestone payments based on SuperGen’s development success, plus receive a royalty on net sales of all drugs commercialized by SuperGen utilizing the VEGF technology. We could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen. As of April 30, 2006, SuperGen has not filed an Investigational New Drug Application in the United States utilizing the VEGF technology.

During December 2002, we granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under our VTA technology. Under the terms of the agreement, we received an up-front payment and could also receive future milestone payments and a royalty on net sales, as defined in the agreement. Under the same agreement, we granted Schering A.G. an option to obtain certain non-exclusive rights to the VTA technology with predetermined up-front fees and milestone payments as defined in the agreement. Schering A.G. has not publicly disclosed the development status of its program.

During August 2005, we licensed certain intellectual property rights under our VTA technology to Medarex, Inc., which allows Medarex, Inc. to develop and commercialize certain monoclonal antibodies for the treatment of a wide range of solid tumors. Under the terms of the agreement we could receive up to $5.95 million in future payments based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement. Medarex, Inc. has not publicly disclosed the development status of its program.

Contract Manufacturing Services

During January 2002, we commenced the operations of our wholly owned subsidiary, Avid Bioservices, Inc., which was formed from the facilities and expertise of Peregrine. Avid provides an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices (“cGMP”). Avid’s current manufacturing capacity includes the following four bioreactors: 1,000 liter, 300 liter, 100 liter and 22.5 liter.

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

Avid provides an array of services for Peregrine as well as working with a variety of companies in the biotechnology and pharmaceutical industries. Even though much of the process is very technical, knowledge of the process should assist you in understanding the overall business and complexities involved in cGMP manufacturing. The manufacturing of monoclonal antibodies and recombinant proteins under cGMP is a complex process and includes several phases before the finished drug product is released for clinical or commercial use. The first phase of the manufacturing process is to receive the production cell line (the cells that produce the desired protein) and any available process information from the client. The cell line must be adequately tested according to FDA guidelines by an outside laboratory to certify that it is suitable for cGMP manufacturing. This testing generally takes between one and three months to complete, depending on the necessary testing. The cell line that is used may either be from a master cell bank (base cells from which all future cells will be grown), which is already fully tested or may represent a research cell line. In the case of a research cell line, Avid can use the research cell line to produce master and working cell banks. Clients often request further development through media screening and adaptation followed by small scale bioreactor process development in 1 to 5 liter bioreactor systems. In parallel to the production of the master and working cell banks, the growth and productivity characteristics of the cell line may be evaluated in the research and development labs and paper work to support the production plan. The whole manufacturing process (master cell bank characterization, process development, assay development, raw materials specifications, test methods, downstream processing methods, purification methods, testing methods and final release specifications) must be developed and documented prior to the commencement of manufacturing in the bioreactors. The second phase of the process is in the manufacturing facility. Once the process is developed, pilot runs are generally performed using smaller scale bioreactors, such as the 22.5 liter bioreactor, in order to verify the process. Once the process is set, a pilot run or runs at full scale will be performed to finalize manufacturing batch records. Material produced during these runs is often used for toxicology studies. After the pilot batch run(s) is completed, full-scale cGMP manufacturing is typically initiated. Once the cGMP run(s) is completed, batch samples are sent to an outside lab for various required tests, including sterility and viral testing. Once the test results verify the antibodies meet specifications, the product is released for clinical or commercial use.

Each product manufactured is tailored to meet the specific needs of Peregrine or the client. Full process development from start to product release can take ten months or longer. Research and development work can take from two months to over six months. All stages of manufacturing can generally take between one to several weeks depending on the manufacturing method and process. Product testing and release can take up to three months to complete.

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

In 2005, Avid was inspected by the FDA in a Pre-Approval Inspection ("PAI") in support of a New Drug Application for a commercial application by a client company. The Los Angeles District FDA office did  recommend to Washington that the facility be approved as a site for the Active Pharmaceutical Ingredient ("API") for the client company.  The client's New Drug Application was in fact approved later in 2005 and includes Avid as the source of the API. Avid is currently producing commerical product for the client company under this approved New Drug Application.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the production of our products under development. Our products and our research and development activities, are subject to extensive governmental regulation in the U.S., including the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, also as amended, as well as to other federal, state, and local statutes and regulations. These laws, and similar laws outside the U.S., govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record keeping, reporting, advertising and promotion of our products, if approved. Violations of regulatory requirements at any stage may result in various adverse consequences, including regulatory delay in approving or refusal to approve a product, enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

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

The activities required before a product may be marketed in the United States, such as Cotara® or bavituximab (formerly known as Tarvacin), are generally performed in the following sequential steps:

1.
Pre-clinical testing. This generally includes laboratory testing of our products in animals to determine safety, efficacy and potential toxicity. Pre-clinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice.

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

3.
Completion of clinical trials. Human clinical trials are necessary to seek approval for a new drug or biologic and typically involve a three-phase process. In phase I, small clinical trials are generally conducted to determine the safety of the product. In phase II, clinical trials are generally conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In phase III, clinical trials are generally conducted to provide sufficient data for the statistically valid proof of safety and efficacy. Clinical trials must be conducted according to good clinical practices under protocols that detail the trial’s objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated, and informed consent must be obtained from all study subjects. Each protocol must be submitted to the FDA as part of the IND. The FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the Agency.  In addition, before a clinical trial can be initiated, each clinical site or hospital administering the product must have the protocol reviewed and approved by an institutional review board (“IRB”). The IRB will consider, among other things, ethical factors and the safety of human subjects. The IRB may require changes in a protocol, which may delay initiation or completion of a study. Phase I, Phase II or Phase III clinical trials may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, the FDA or an IRB may suspend a clinical trial at any time for various reasons, including a finding that the healthy individuals or the patients are being exposed to an unacceptable health risk.

4.
Submission to the FDA of a Biologics License Application (“BLA”) or New Drug Application (“NDA”). After completion of clinical studies for an investigational product, a Biologics License Application (“BLA”) or New Drug Application (“NDA”) is submitted to the FDA for product marketing approval. No action can be taken to market any new drug or biologic product in the United States until the FDA has approved an appropriate marketing application.

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

Manufacturing and Raw Materials

Manufacturing. We manufacture pharmaceutical-grade products to supply our previous and ongoing clinical trials through our wholly owned subsidiary, Avid Bioservices, Inc. We have assembled a team of experienced scientific, production and regulatory personnel to facilitate the manufacturing of our antibodies, including Cotara® and bavituximab (formerly known as Tarvacin).

Our bavituximab product is shipped directly from our facility to the clinical trial sites. Our TNT antibodies are shipped to a third party facility for radiolabeling (the process of attaching the radioactive agent, Iodine 131, to the antibody). From the radiolabeling facility, Cotara® (the radiolabeled-TNT antibodies) is shipped directly to the clinical site for use in clinical trials.  Any commercial radiolabeling supply arrangement will require a significant investment of funds by us in order for a radiolabeling vendor to develop the expanded facilities necessary to support our product. There can be no assurance that material produced by our current radiolabeling supplier will be suitable for commercial quantities to meet the possible demand of Cotara®, if approved. We will continue with our research in radiolabeling scale-up, but we believe this research will be eventually supported by a potential licensing or marketing partner for Cotara®.

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

No one has sued us for infringement and no third party has asserted their patents against us that we believe are of any merit. However, there can be no assurances that such lawsuits have not been or will not be filed and, if so filed, that we will prevail or be able to reach a mutually beneficial settlement. We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and diagnostic products. We typically place restrictions in our agreements with third parties, which contractually restrict their right to use and disclose any of the Company's proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees. There can be no assurance, however, that others may not independently develop similar technology or that the Company's secrecy will not be breached.

Customer Concentration and Geographic Area Financial Information

We are currently in the research and development phase for all of our products and we have not generated any product sales from any of our technologies under development. For financial information concerning Avid’s customer concentration and geographic areas of its customers, see Note 11, “Segment Reporting” to the consolidated financial statements.

Marketing Our Potential Products

We intend to sell our products, if approved, in the United States and internationally in collaboration with marketing partners or through an internal sales force. If the FDA approves Cotara® or bavituximab or our other product candidates under development, the marketing of these product candidates will be contingent upon us entering into an agreement with a company to market our products or upon us recruiting, training and deploying our own sales force. We do not presently possess the resources or experience necessary to market Cotara®, bavituximab, or our other product candidates and we currently have no arrangements for the distribution of our product candidates, if approved. Development of an effective sales force requires significant financial resources, time, and expertise. There can be no assurance that we will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner or that such a sales force will be capable of generating demand for our product candidates.

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

We are conducting the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent brain cancer as a stand-alone study in collaboration with New Approaches to Brain Tumor Therapy (“NABTT”) consortium. Existing treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from MGI Pharma, Inc. and Temodar® (temazolomide) from Schering-Plough Corporation. Gliadel® is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time. Temodar® is administered orally to patients receiving concurrent radiation therapy.

Because Cotara® targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease. Some of the products that may compete within the brain cancer category include GLI-328 (Novartis), a gene therapy treatment that is injected into the walls of the tumor cavity following surgery; IL13-PE38QQR (cintredekin besudotox) from NeoPharm, Inc. continues in a Phase III trial; In March 2006 Eli Lilly and Company began a Phase III trial of enzastuarin for the treatment of GBM; TransMID™ (Xenova Group plc) is a product based on the diphtheria toxin and began a Phase III trial in May 2004. In addition, Gleevec® by Novartis, which is an oncology product marketed for other indications, is being tested in clinical trials for the treatment of brain cancer.

Bavituximab for the treatment of advanced solid cancers is currently in Phase I clinical trials. There are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Brystol-Myers Squibb Company, Rituxan® and Herceptin® by Biogen Idec Inc. and Genentech, Inc., Herceptin® by Genentech, Inc. and panitumumab by Amgen®. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we have completed a Phase I single-dose clinical trial evaluating bavituximab for the treatment of HCV infection and have begun enrolling patients in a multiple-dose Phase Ib clinical trial. Bavituximab is a first-in-class approach for the treatment of HCV infection. We are aware of no other products in development targeting PS as a potential therapy for HCV infection. There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough Corporation, and Pegasys® (pegylated interferon-alpha-2a), Copegus® (ribavirin USP) and Roferon-A® (interferon-alpha-2a), which are marketed by Roche Pharmaceuticals, and Infergen® (interferon alfacon-1) now marketed by Valeant Pharmaceuticals International. First line treatment for HCV has changed little since alpha interferon was first introduced in 1991. The current standard of care for HCV infection includes a combination of an alpha interferon (pegylated or non-pegylated) with ribavirin. This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system disorders including depression. It is not uncommon for patients to discontinue alpha interferon therapy because they are unable to tolerate the side effects of the treatment.

Future treatments for HCV are likely to include a combination of these existing products used as adjuncts with products now in development. Later-stage developmental treatments include improvements to existing therapies, such as Abluferon™ (albumin interferon) from Human Genome Sciences, Inc. and Viramidine™ (taribavirin), a prodrug analog of ribavirin being developed by Valeant Pharmaceuticals International. Other developmental approaches include protease inhibitors such as VX-950 from Vertex Pharmaceuticals Incorporated, and SCH7 from Schering-Plough Corporation, and NM283, a polymerase inhibitor by Idenix Pharmaceuticals, Inc.

Research and Development

A major portion of our operating expenses to date is related to research and development. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) technology access and maintenance fees, including intellectual property fees and fees incurred under licensing agreements, (v) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (vi) other research and development expenses. Research and development expenses were $12,415,000 in fiscal year 2006, $11,164,000 in fiscal year 2005, and $9,673,000 in fiscal year 2004.

Corporate Governance

Our Board is committed to legal and ethical conduct in fulfilling its responsibilities. The Board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies comprising the Company's Code of Business Conduct and Ethics. The Board of Directors (the "Board") of the Company adopted the corporate governance policies and charters. Copies of the following corporate governance documents are posted on our website, and are available free of charge, at www.peregrineinc.com: (1) Peregrine Pharmaceuticals, Inc. Code of Business Conduct and Ethics (2) Peregrine Pharmaceuticals, Inc. Charter of the Nominating Committee of the Board of Directors, (3) Peregrine Pharmaceuticals, Inc. Charter of the Audit Committee of the Board of Directors, and (4) Peregrine Pharmaceuticals, Inc. Charter of the Compensation Committee of the Board of Directors. If you would like a printed copy of any of these corporate governance documents, please send your request to Peregrine Pharmaceuticals, Inc., Attention: Corporate Secretary, 14272 Franklin Avenue, Tustin, California 92780.

Human Resources

As of April 30, 2006, we employed 102 full-time employees and 6 part-time employees. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

GLOSSARY OF TERMS

ADJUVANT - An agent added to a drug to increase or aid its effect.

ANGIOGENESIS - The formation of new blood vessels.

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

COTARA® - The trade name of our first Tumor Necrosis Therapy (“TNT”) clinical compound. Cotara® is a chimeric monoclonal antibody combined with Iodine 131 (radioisotope) that targets dead and dying cells found primarily at the core of a tumor.

CYTOKINE - A chemical messenger protein released by certain white blood cells. The cytokines include the interferons, the interleukins, tumor necrosis factor, and many others.

DNA (DEOXYRIBONUCLEIC ACID) - A complex polynucleotide that is the carrier of genetic information.

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

MONOCLONAL ANTIBODY - Antibodies that have identical molecular structure and bind to a specific target. The inherent selectivity of monoclonal antibodies makes them ideally suited for targeting specific cells, such as cancer cells or certain viruses, while bypassing most normal tissue.

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

RECURRENT - The return or flare up of a condition thought to be cured or in remission.

SOLID TUMORS - Cancer cells which grow as a solid mass.

TUMOR NECROSIS THERAPY (“TNT”) - Therapeutic agents that target dead and dying cells found primarily at the core of a tumor.

ITEM 1A.  RISK FACTORS

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of Peregrine, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our potential product sales, potential royalties, contract manufacturing revenues, expenses, net income(loss) and earnings(loss) per common share.

If We Cannot Obtain Additional Funding, Our Product Development And Commercialization Efforts May Be Reduced Or Discontinued And We May Not Be Able To Continue Operations.

At June 30, 2006, we had approximately $26.3 million in cash and cash equivalents. We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development. While we expect Avid to generate revenues in the foreseeable future, we expect our monthly negative cash flow to continue for the foreseeable future due to our clinical trial activities using Cotara® for the treatment of brain cancer, our ongoing clinical studies of bavituximab for the treatment of both solid tumors and hepatitis C virus infection, our anticipated research and development costs associated with the possible expansion of our clinical indications using bavituximab for the treatment of other viral indications, including possible supporting trials outside the U.S., our continued research directed towards our other technologies in pre-clinical development, and our possible expansion of our manufacturing capabilities. We believe we have sufficient cash on hand to meet our obligations on a timely basis through at least fiscal year 2007.

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

Our development of current and future product candidates is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

•	delays in product development, clinical testing or manufacturing;
•	unplanned expenditures in product development, clinical testing or manufacturing;
•	failure in clinical trials or failure to receive regulatory approvals;
•	emergence of superior or equivalent products;
•	inability to manufacture on our own, or through others, product candidates on a commercial scale;
•	inability to market products due to third party proprietary rights; and
•	failure to achieve market acceptance.

Because of these risks, our research and development efforts or those of our partners may not result in any commercially viable products. If significant portions of these development efforts are not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

Because our licensing partners and we have not begun commercial sales of our products, our revenue and profit potential is unproven and our limited operating history makes it difficult for an investor to evaluate our business and prospects. Our technology may not result in any meaningful benefits to our current or potential partners. No revenues have been generated from the commercial sale of our products, and our products may not generate revenues in the future. Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in a new and rapidly evolving industry.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred during the past three fiscal years ended April 30, 2006:

Net Loss
Fiscal Year 2006	$17,061,000
Fiscal Year 2005	$15,452,000
Fiscal Year 2004	$14,345,000

As of April 30, 2006, we had an accumulated deficit of $186,864,000. While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

Our Product Development Efforts May Not Be Successful.

Since our inception, we have been engaged in the development of drugs and related therapies for the treatment of people with cancer. During fiscal year 2005, we began exploring the use of one of our product candidates, bavituximab, for the treatment of viral infections (in particular enveloped viruses). We recently completed a single dose Phase Ia trial for the treatment of people with the hepatitis C virus (“HCV”) infection, including the extension of the study to test an additional six patients at a higher dose. We have also recently initiated a Phase 1b repeat dose study and are planning a combination therapy study using bavituximab with standard anti-viral therapies. Our product candidates have not received regulatory approval and are generally in research, pre-clinical and clinical stages of development. If the results from any of the clinical trials are poor, those results may adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, and the eligibility criteria for the study. In addition, because our Cotara® product currently in clinical trials represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our clinical study.

Clinical Trials Required For Our Product Candidates Are Expensive And Time Consuming, And Their Outcome Is Uncertain.

In order to obtain FDA approval to market a new drug product, we or our potential partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our potential partners will have to conduct extensive pre-clinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting pre-clinical or clinical trials may cause us to incur additional operating expenses. Moreover, we may continue to be affected by delays associated with the pre-clinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA imposed protocol requirements;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;

•	the need or desire to modify our manufacturing processes;
•	the inability to adequately observe patients after treatment;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues;
•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

Even if we obtain positive results from pre-clinical or initial clinical trials, we may not achieve the same success in future trials. Clinical trials may not demonstrate statistically sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates employing our technology.

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

Success In Early Clinical Trials May Not Be Indicative Of Results Obtained In Later Trials.

A number of new drugs and biologics have shown promising results in initial clinical trials, but subsequently failed to establish sufficient safety and effectiveness data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

Positive results from pre-clinical studies and our Phase I clinical trial should not be relied upon as evidence that later or larger-scale clinical trials will succeed. The Phase I clinical trial of bavituximab for the treatment of the Hepatitis C virus (“HCV”) infection has been conducted only in small numbers of patients that may not fully represent the diversity present in larger populations infected with HCV. The limited results we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations and also may not predict the ability of bavituximab to achieve a sustained anti-viral response or the ability to provide a long-term therapeutic benefit. These initial trials in HCV have not been designed to assess the long-term therapeutic utility of bavituximab. We will be required to demonstrate through larger-scale clinical trials that bavituximab is safe and effective for use in a diverse population before we can seek regulatory approval for its commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

If We Successfully Develop Products But Those Products Do Not Achieve And Maintain Market Acceptance, Our Business Will Not Be Profitable.

Even if bavituximab, Cotara®, or any future product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;
•	relative convenience and ease of administration;
•	the prevalence and severity of any adverse side effects;
•	availability of alternative treatments;
•	pricing and cost effectiveness;
•	effectiveness of our or our collaborators’ sales and marketing strategy; and
•	our ability to obtain sufficient third-party insurance coverage or reimbursement.

In addition, if bavituximab, Cotara®, or any future product candidate that we discover and develop does not provide a treatment regimen that is more beneficial than the current standard of care or otherwise provide patient benefit, that product likely will not be accepted favorably by the market. If any products we may develop do not achieve market acceptance, then we may not generate sufficient revenue to achieve or maintain profitability.

In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

If We Cannot License Or Sell Cotara®, It May Be Delayed Or Never Be Further Developed.

We have concluded a Phase I and Phase II study with Cotara® for the treatment of recurrent Glioblastoma Multiforme (“GBM”), a deadly form of brain cancer. We are currently collaborating with various universities that are members of the New Approaches to Brain Tumor Therapy (“NABTT”) consortium to complete the dose confirmation and dosimetry clinical trial. The next step in the development of Cotara® will be to treat a group of approximately 40 patients using a single administration of the drug with an optimized delivery using two catheters. Taken together, the NABTT study along with data collected from the treatment of the approximate 40 additional patients should provide the safety, dosimetry and efficacy data that will support the final design of the larger Phase III study. Once we complete the initial two parts of the Cotara® study for brain cancer, substantial financial resources will be needed to complete the final part of the trial and any additional supportive clinical studies necessary for potential product approval. We do not presently have the financial resources internally to complete the larger Phase III study. We therefore intend to continue to seek a licensing or funding partner for Cotara®, and hope that the data from this collaboration with members of NABTT together with other data from additional 40 patients, will enhance our opportunities of finding such partner. If a partner is not found for this technology, we may not be able to advance the project past its current state of development. Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based anti-cancer drug, we may not find a suitable partnering candidate for Cotara®. We also cannot assure you that we will be able to find a suitable licensing partner for this technology. Furthermore, we cannot assure you that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

Our Dependency On One Radiolabeling Supplier May Negatively Impact Our Ability To Complete Clinical Trials And Market Our Products.

We have procured our antibody radioactive isotope combination services (“radiolabeling”) with Iso-tex Diagnostics, Inc. for all U.S. clinical trials using Cotara®. If this supplier is unable to continue to qualify its facility or radiolabel and supply our antibody in a timely manner, our current clinical trial or potential licensing partner’s clinical trials using radiolabeling technology could be adversely affected and delayed. While there are other suppliers for radioactive isotope combination services, our clinical trial would be delayed for up to twelve to eighteen months because it may take that amount of time to certify a new facility under current Good Manufacturing Practices and qualify the product, plus we would incur significant costs to transfer our technology to another vendor. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services. An antibody that has been combined with a radioactive isotope, such as Iodine 131, cannot be stored for long periods of time, as it must be used within one week of being radiolabeled to be effective. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials conducted by us or a potential licensing partner.

Our Manufacturing Facilities May Not Continue To Meet Regulatory Requirements And Have Limited Capacity.

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured be in compliance with current Good Manufacturing Practices, or cGMP requirements. To be successful, our therapeutic products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs. Currently, we manufacture all pre-clinical and clinical material through Avid Bioservices, our wholly owned subsidiary. While we believe our current facilities are adequate for the manufacturing of product candidates for clinical trials, our facilities may not be adequate to produce sufficient quantities of any products for commercial sale.

If we are unable to establish and maintain a manufacturing facility or secure third-party manufacturing capacity within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed.

We may also encounter problems with the following:

•	production yields;
•	quality control and quality assurance;
•	shortages of qualified personnel;
•	compliance with FDA regulations, including the demonstration of purity and potency;
•	changes in FDA requirements;
•	production costs; and/or
•	development of advanced manufacturing techniques and process controls.

In addition, we or any third-party manufacturer will be required to register the manufacturing facilities with the FDA and other regulatory authorities. The facilities will be subject to inspections confirming compliance with cGMP or other regulations. If any of our third-party manufacturers or we fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

We May Have Significant Product Liability Exposure Because We Maintain Only Limited Product Liability Insurance.

We face an inherent business risk of exposure to product liability claims in the event that the administration of one of our drugs during a clinical trial adversely affects or causes the death of a patient. Although we maintain product liability insurance for clinical studies in the amount of $3,000,000 per occurrence or $3,000,000 in the aggregate on a claims-made basis, this coverage may not be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall, could negatively impact our financial position and results of operations.

In addition, the contract manufacturing services that we offer through Avid expose us to an inherent risk of liability as the antibodies or other substances manufactured by Avid, at the request and to the specifications of our customers, could possibly cause adverse effects or have product defects. We obtain agreements from our customers indemnifying and defending us from any potential liability arising from such risk. There can be no assurance that such indemnification agreements will adequately protect us against potential claims relating to such contract manufacturing services or protect us from being named in a possible lawsuit. Although Avid has procured insurance coverage, there is no guarantee that we will be able to maintain our existing coverage or obtain additional coverage on commercially reasonable terms, or at all, or that such insurance will provide adequate coverage against all potential claims to which we might be exposed. A partially successful or completely uninsured claim against Avid would have a material adverse effect on our consolidated operations.

The Liquidity Of Our Common Stock Will Be Adversely Affected If Our Common Stock Is Delisted From The Nasdaq Capital Market.

Our common stock is presently traded on The Nasdaq Capital Market. To maintain inclusion on The Nasdaq Capital Market, we must continue to meet the following six listing requirements:

1.
Net tangible assets of at least $2,500,000 or market capitalization of at least $35,000,000 or net income of at least $500,000 in either our latest fiscal year or in two of our last three fiscal years;

2.	Public float of at least 500,000 shares;
3.	Market value of our public float of at least $1,000,000;
4.	A minimum closing bid price of $1.00 per share of common stock, without falling below this minimum bid price for a period of thirty consecutive trading days;
5.	At least two market makers; and
6.	At least 300 stockholders, each holding at least 100 shares of common stock.

We cannot guarantee that we will be able to maintain the minimum closing bid price requirement or maintain any of the other requirements in the future. The market price of our common stock has generally been highly volatile. During the fiscal year 2006, the trading price of our common stock on The Nasdaq Capital Market ranged from $0.88 per share to $1.76 per share. If we fail to meet any of The Nasdaq Capital Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock. During the third quarter ended January 31, 2006, the closing bid price of our common stock was less than $1.00 for a period of 27 consecutive trading days. Had the closing bid price not equaled at least $1.00 prior to the close of the 30th day, we would have been out of compliance with a continued listing requirement and subject to delisting if we did not regain compliance in accordance with the Nasdaq listing rules within 180 days thereafter.

If our common stock is delisted, we would apply to have our common stock quoted on the over-the-counter electronic bulletin board. Upon any such delisting, our common stock would become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks. A penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ Global or Capital Market, that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of April 30, 2006, we had approximately 179,382,000 shares of our common stock outstanding, and for that date the last reported sales price of our common stock was $1.39 per share.

We could also issue up to approximately 38,798,000 additional shares of our common stock reserved for future issuance under our shelf registration statements, stock option plans and outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved for under two effective shelf registration statements	15,179,180
Common shares reserved for issuance under stock option plans	11,307,279
Common shares available for future grant under option plans	5,346,418
Common shares issuable upon exercise of outstanding warrants	6,964,653
Total	38,797,530

Ofthe total warrants and options outstanding as of April 30, 2006, approximately 11,205,000 options and warrants would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at April 30, 2006.

Our Highly Volatile Stock Price And Trading Volume May Adversely Affect The Liquidity Of Our Common Stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three years ended April 30, 2006:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178
Fiscal Year 2005
Quarter Ended April 30, 2005	$1.64	$1.11	5,945	223
Quarter Ended January 31, 2005	$1.45	$0.99	6,128	160
Quarter Ended October 31, 2004	$1.96	$0.95	2,141	148
Quarter Ended July 31, 2004	$1.92	$0.88	1,749	131
Fiscal Year 2004
Quarter Ended April 30, 2004	$2.85	$1.56	3,550	320
Quarter Ended January 31, 2004	$3.14	$2.01	6,062	201
Quarter Ended October 31, 2003	$2.44	$1.25	18,060	314
Quarter Ended July 31, 2003	$2.19	$0.60	12,249	255

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	Announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	health care reimbursement reform and cost-containment measures implemented by government agencies.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock, and may otherwise negatively affect the liquidity of our common stock.

If We Are Unable To Obtain, Protect And Enforce Our Patent Rights, We May Be Unable To Effectively Protect Or Exploit Our Proprietary Technology, Inventions And Improvements.

Our success depends in part on our ability to obtain, protect and enforce commercially valuable patents. We try to protect our proprietary positions by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. However, if we fail to obtain and maintain patent protection for our proprietary technology, inventions and improvements, our competitors could develop and commercialize products that would otherwise infringe upon our patents.

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

•	other parties may design around our patented technologies.

We May Become Involved In Lawsuits To Protect Or Enforce Our Patents That Would Be Expensive And Time Consuming.

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority and patentability of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our pending patent applications at risk of not being issued.

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

We are conducting the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent brain cancer as a stand-alone study in collaboration with New Approaches to Brain Tumor Therapy (“NABTT”) consortium. Existing treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from MGI Pharma, Inc. and Temodar® (temazolomide) from Schering-Plough Corporation. Gliadel® is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time. Temodar® is administered orally to patients receiving concurrent radiation therapy.

Because Cotara® targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease. Some of the products that may compete within the brain cancer category include GLI-328 (Novartis), a gene therapy treatment that is injected into the walls of the tumor cavity following surgery; IL13-PE38QQR (cintredekin besudotox) from NeoPharm continues in a Phase III trial; In March 2006 Eli Lilly and Company began a Phase III trial of enzastuarin for the treatment of GBM; TransMID (Xenova Group plc) is a product based on the diphtheria toxin and began a Phase III trial in May 2004. In addition, Gleevec® by Novartis, which is an oncology product marketed for other indications, is being tested in clinical trials for the treatment of brain cancer.

Bavituximab for the treatment of advanced solid cancers is currently in Phase I clinical trials. There are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Brystol-Myers Squibb Company, Rituxan® and Herceptin® by Biogen Idec Inc. and Genentech, Inc., Herceptin® by Genentech, Inc. and panitumumab by Amgen®. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we have completed a Phase I single-dose clinical trial evaluating bavituximab for the treatment of HCV and have begun enrolling patients in a multiple-dose Phase Ib clinical trial. Bavituximab is a first-in-class approach for the treatment of HCV. We are aware of no other products in development targeting PS as a potential therapy for HCV. There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough Corporation, and Pegasys® (pegylated interferon-alpha-2a), Copegus® (ribavirin USP) and Roferon-A® (interferon-alpha-2a), which are marketed by Roche Pharmaceuticals, and Infergen® (interferon alfacon-1) now marketed by Valeant Pharmaceuticals International. First line treatment for HCV has changed little since alpha interferon was first introduced in 1991. The current standard of care for HCV includes a combination of an alpha interferon (pegylated or non-pegylated) with ribavirin. This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system disorders including depression. It is not uncommon for patients to discontinue alpha interferon therapy because they are unable to tolerate the side effects of the treatment.

Future treatments for HCV are likely to include a combination of these existing products used as adjuncts with products now in development. Later-stage developmental treatments include improvements to existing therapies, such as Abluferon™ (albumin interferon) from Human Genome Sciences, Inc. and Viramidine™ (taribavirin), a prodrug analog of ribavirin being developed by Valeant Pharmaceuticals International. Other developmental approaches include protease inhibitors such as VX-950 from Vertex Pharmaceuticals Incorporated, and SCH7 from Schering-Plough Corporation, and NM283, a polymerase inhibitor by Idenix Pharmaceuticals, Inc.

New And Potential New Accounting Pronouncements May Impact Our Future Financial Position And Results Of Operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS No. 123R”), which we adopted May 1, 2006. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB No. 25”), and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options. The adoption of SFAS No. 123R will materially impact our financial position and results of operations for future periods. Although we have not yet determined the final impact of SFAS No. 123R, we believe the non-cash compensation expense for fiscal year 2007 related to the adoption of SFAS No. 123R may be up to approximately $1,000,000 based on actual shares granted and unvested as of April 30, 2006. However, the actual share-based compensation expense recorded in fiscal year 2007 as a result of adopting SFAS No. 123R may differ materially from our estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during fiscal year 2007, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk free interest rates as measured at the grant date. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business, which may also adversely affect our stock price.

If We Lose Qualified Management And Scientific Personnel Or Are Unable To Attract And Retain Such Personnel, We May Be Unable To Successfully Develop Our Products Or We May Be Significantly Delayed In Developing Our Products.

Our success is dependent, in part, upon a limited number of key executive officers, each of whom is an at-will employee, and also upon our scientific researchers. For example, because of his extensive understanding of our technologies and product development programs, the loss of Mr. Steven W. King, our President and Chief Executive Officer, would adversely affect our development efforts and clinical trial programs during the six to twelve month period that we estimate it would take to find and train a qualified replacement.

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

Our Governance Documents And State Law Provide Certain Anti-Takeover Measures Which Will Discourage A Third Party From Seeking To Acquire Us Unless Approved By the Board of Directors.

We adopted a shareholder rights plan, commonly referred to as a “poison pill,” on March 16, 2006. The purpose of the shareholder rights plan is to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our Board of Directors. Under the plan, the acquisition of 15% or more of our outstanding common stock by any person or group, unless approved by our board of directors, will trigger the right of our stockholders (other than the acquiror of 15% or more of our common stock) to acquire additional shares of our common stock, and, in certain cases, the stock of the potential acquiror, at a 50% discount to market price, thus significantly increasing the acquisition cost to a potential acquiror. In addition, our certificate of incorporation and by-laws contain certain additional anti-takeover protective devices. For example,

•	no stockholder action may be taken without a meeting, without prior notice and without a vote; solicitations by consent are thus prohibited;
•	special meetings of stockholders may be called only by our Board of Directors; and
•
our Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares, of preferred stock. An issuance of preferred stock with dividend and liquidation rights senior to the common stock and convertible into a large number of shares of common stock could prevent a potential acquiror from gaining effective economic or voting control.

Further, we are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes a 15% stockholder.

Although we believe these provisions and our rights plan collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.          PROPERTIES

Our corporate, research and development, and clinical trial operations are located in two Company-leased office and laboratory buildings with aggregate square footage of approximately 47,770 feet. The facilities are adjacent to one another and are located at 14272 and 14282 Franklin Avenue, Tustin, California 92780-7017. We currently make combined monthly lease payments of approximately $62,000 for these facilities with a 3.35% rental increase every two years. The next rental increase is scheduled for December 2006. The lease, which commenced in December 1998, has an initial twelve-year term with two five-year term extensions. During December 2005, we entered into a lease amendment with our landlord and extended the original lease term for seven additional years through December 2017 while maintaining our two five-year term extensions that could extend our lease through December 2027. In addition, our monthly lease payments still increase at a rate of 3.35% every two years under the lease amendment. We believe our facilities are adequate for our current needs and that suitable additional substitute space would be available if needed.

ITEM 3.          LEGAL PROCEEDINGS

In the ordinary course of business, we are at times subject to legal proceedings and disputes. We currently are not aware of any such legal proceeding or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, operating results or cash flows.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended April 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. The Company is listed on the The Nasdaq Capital Market under the stock trading symbol “PPHM”. The following table shows the high and low sales price of the Company’s common stock for each quarter in the two years ended April 30, 2006:

	Common Stock Sales Price
	High	Low
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20
Quarter Ended January 31, 2006	$1.40	$0.88
Quarter Ended October 31, 2005	$1.28	$0.91
Quarter Ended July 31, 2005	$1.31	$0.92
Fiscal Year 2005
Quarter Ended April 30, 2005	$1.64	$1.11
Quarter Ended January 31, 2005	$1.45	$0.99
Quarter Ended October 31, 2004	$1.96	$0.95
Quarter Ended July 31, 2004	$1.92	$0.88

(b) Holders. As of June 30, 2006, the number of stockholders of record of the Company's common stock was 5,875.

(c) Dividends. No dividends on common stock have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation. The information included under Item 12 of Part III of this Annual Report is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2006. These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2006, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS
FIVE YEARS ENDED APRIL 30,

	2006	2005	2004	2003	2002

Revenues	$3,193,000	$4,959,000	$3,314,000	$3,921,000	$3,766,000

Net loss	$(17,061,000)	$(15,452,000)	$(14,345,000)	$(11,559,000)	$(11,718,000)

Basic and diluted loss per common share	$(0.10)	$(0.11)	$(0.11)	$(0.10)	$(0.11)

Weighted average common shares outstanding	168,294,782	144,812,001	134,299,407	116,468,353	104,540,204

CONSOLIDATED BALANCE SHEET DATA
AS OF APRIL 30,

	2006	2005	2004	2003	2002

Cash and cash equivalents	$17,182,000	$9,816,000	$14,884,000	$3,137,000	$6,072,000

Working capital	$15,628,000	$7,975,000	$13,631,000	$1,949,000	$4,007,000

Total assets	$22,676,000	$14,245,000	$19,137,000	$5,399,000	$7,866,000

Long-term debt	$545,000	$434,000	$-	$760,000	$-

Accumulated deficit	$(186,864,000)	$(169,803,000)	$(154,351,000)	$(140,006,000)	$(128,447,000)

Stockholders’ equity	$17,626,000	$9,610,000	$14,759,000	$2,131,000	$5,083,000

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The following discussion is included to describe the Company’s financial position and results of operations for each of the three years in the period ended April 30, 2006. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a biopharmaceutical company with a portfolio of clinical and pre-clinical stage monoclonal antibody-based targeted therapeutics for the treatment of solid cancers and viral infections. We are currently advancing three separate clinical trial programs for the treatment of cancer and chronic hepatitis C virus (“HCV”) infections. Under our Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutic platform technology, our lead candidate bavituximab (formerly known as Tarvacin), is currently in a multi-center Phase I clinical trial for the treatment of solid cancers as well as a multi-center phase Ib clinical trial for the treatment of chronic HCV infection. Our third clinical program is a dose confirmation and dosimetry clinical trial using our lead Tumor Necrosis Therapy (TNT) agent, Cotara®, for the treatment of glioblastoma multiforme, a deadly form of brain cancer.

We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of monoclonal antibody-based targeted therapeutics and (ii) Avid Bioservices, Inc., (“Avid”) a wholly owned subsidiary, is engaged in providing bio-manufacturing services for Peregrine and outside customers on a fee-for-services basis.

Results of Operations

The following table compares the consolidated statements of operations for the fiscal years ended April 30, 2006, 2005 and 2004. This table provides you with an overview of the changes in the statement of operations for the comparative periods, which changes are further discussed below.
	Years Ended April 30,			Years Ended April 30,
	2006	2005	$ Change	2005	2004	$ Change
	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing	$3,005	$4,684	$(1,679)	$4,684	$3,039	$1,645
License revenue	188	275	(87)	275	275	0
Total revenues	3,193	4,959	(1,766)	4,959	3,314	1,645

COST AND EXPENSES:
Cost of contract manufacturing	3,297	4,401	(1,104)	4,401	2,212	2,189
Research and development	12,415	11,164	1,251	11,164	9,673	1,491
Selling, general and administrative	6,564	5,098	1,466	5,098	4,225	873
Total cost and expenses	22,276	20,663	1,613	20,663	16,110	4,553

LOSS FROM OPERATIONS	(19,083)	(15,704)	(3,379)	(15,704)	(12,796)	(2,908)

OTHER INCOME (EXPENSE):
Recovery of note receivable	1,229	-	1,229	-	-	-
Interest and other income	846	265	581	265	291	(26)
Interest and other expense	(53)	(13)	(40)	(13)	(1,840)	1,827
NET LOSS	$(17,061)	$(15,452)	$(1,609)	$(15,452)	$(14,345)	$(1,107)

Total Revenues

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005:

The decrease in revenues of $1,766,000 during the year ended April 30, 2006 compared to the prior year was due to a decrease in contract manufacturing revenue of $1,679,000 combined with a decrease in license revenue of $87,000. The decrease in contract manufacturing revenue was primarily due to a decrease in the number of completed manufacturing runs associated with unrelated entities compared to the prior year during which time we significantly increased our utilization of our manufacturing facility to manufacture clinical grade materials to support Peregrine’s three active clinical trials and other products under development.

We expect to continue to generate contract manufacturing revenue during fiscal year 2007 based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under outstanding proposals. Although Avid is presently working on several active projects for unrelated entities and has submitted project proposals with various potential customers, we cannot estimate nor can we determine the likelihood that we will be successful in completing these ongoing projects or convert any of these outstanding project proposals into definitive agreements during the remainder of fiscal year 2007.

Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004:

The increase in revenues of $1,645,000 during the year ended April 30, 2005 compared to the prior year was due to an increase in contract manufacturing revenue of the same amount. The fiscal year 2005 increase in contract manufacturing revenue was primarily due to an increase in the number of manufacturing runs associated with unrelated entities completed in fiscal year 2005 compared to fiscal year 2004.

Cost of Contract Manufacturing

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005:

The decrease in cost of contract manufacturing of $1,104,000 during the year ended April 30, 2006 compared to the prior year was primarily related to the current year decrease in contract manufacturing revenue. The current year decrease was offset by the write-off of unusable work-in-process inventory generated for an unrelated entity during the quarter ended April 30, 2006 combined with an estimated contract loss provision for the same unrelated entity, which amount in the aggregate totaled $882,000.

Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004:

The increase in cost of contract manufacturing of $2,189,000 during the year ended April 30, 2005 compared to fiscal year 2004 was primarily due to the fiscal year 2005 increase in contract manufacturing revenue. In addition, the increase was further supplemented by costs associated with the write-off of unusable work-in-process inventory generated during the quarter ended April 30, 2005 in the amount of $605,000.

Research and Development Expenses

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005:

The increase in research and development expenses of $1,251,000 during the year ended April 30, 2006 compared to the prior year was primarily due to a net increase in expenses associated with our following platform technologies under development:

o
Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics (bavituximab) - During fiscal year 2006, Anti-PS Immunotherapeutics program expenses increased $3,202,000 from $5,069,000 in fiscal year 2005 to $8,271,000 in fiscal year 2006. This current year increase in Anti-PS Immunotherapeutics program expenses resulted primarily from the advancement of our first Anti-PS Immunotherapeutic agent, bavituximab (formerly known as Tarvacin). During the current fiscal year, we increased manufacturing, in-house antibody development, and clinical trials expenses of bavituximab as we supported the manufacturing commercial scale-up efforts and clinical trial expenses to support two separate Phase I clinical studies using bavituximab for the treatment of advanced solid cancers and chronic hepatitis C virus infection. The foregoing expenses were supplemented with an increase in technology access fees associated with clinical trial milestones achieved during the current fiscal year in accordance with third party licensing agreements, an increase in sponsored research fees, and an increase in outside animal research studies to support the possible expansion of bavituximab clinical trials in other anti-viral indications. These increases were primarily offset by a decrease in pre-clinical toxicology study expenses incurred in the prior year to support the bavituximab Investigational New Drug (“IND”) applications that were filed in the prior fiscal year combined with a decrease in intellectual property access fees and a decrease in outside antibody development fees related to our humanized antibody in development.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) - During fiscal year 2006, TNT program expenses decreased $811,000 from $3,183,000 in fiscal year 2005 to $2,372,000 in fiscal year 2006. The decrease in TNT program expenses is primarily due to a decrease in payroll and related expenses and radiolabeling process development expenses incurred in the prior year to support the initiation of the Cotara® dose confirmation and dosimetry clinical trial for the treatment of brain cancer in collaboration with the New Approaches to Brain Tumor Therapy consortium, and to support other development programs associated with our TNT technology platform. These decreases were further supplemented by a decrease in technology access fees incurred in the prior year supporting the production of monoclonal antibodies for Cotara®.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis - During fiscal year 2006, VTA and Anti-Angiogenesis pre-clinical program expenses decreased $922,000 from $2,338,000 in fiscal year 2005 to $1,416,000 in fiscal year 2006. The decrease in VTA and Anti-Angiogenesis pre-clinical program expenses is primarily due to a decrease in intellectual property access fees and sponsored research fees as our outside researchers are currently focused on the development of our Anti-PS Immunotherapeutics technology platform.

o
Vasopermeation Enhancements Agents (“VEAs”) - During fiscal year 2006, VEA program expenses decreased $211,000 from $567,000 in fiscal year 2005 to $356,000 in fiscal year 2006. The decrease in VEA program expenses is primarily due to a decrease in sponsored research fees and technology license fees combined with a decrease in antibody development fees regarding expenses incurred in the prior year. In January 2005, we entered into an agreement with Merck KGaA of Darmstadt, Germany, that gave us access to Merck's technology and expertise in protein expression to advance the development of our VEA technology and other platform technologies. We are currently developing a clinical candidate under our VEA technology utilizing Merck’s expertise in protein expression.

We expect research and development expenses to increase over the near term primarily under the following ongoing research and development programs:

1.	Bavituximab clinical studies for the treatment of solid tumors and chronic hepatitis C virus infection and the possible expansion of clinical trials into other anti-viral indications;
2.	Cotara® clinical study for the treatment of brain cancer in collaboration with New Approaches to Brain Tumor Therapy (“NABTT”), a brain tumor treatment consortium;
3.	Anti-PS Immunotherapeutics research and development program;
4.	2C3 (anti-angiogenesis antibody) research and development program;
5.	Vascular Targeting Agent research and development program; and
6.	Vasopermeation Enhancement Agent research and development program.

Due to the number of ongoing research programs, if we fail to obtain additional funding during fiscal year 2007, we may be forced to scale back our product development efforts, or our operations, in a manner that will ensure we can pay our obligations as they come due in the ordinary course of business beyond fiscal year 2007.

Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004:

The increase in research and development expenses of $1,491,000 during the year ended April 30, 2005 compared to the prior year was primarily due to a net increase in expenses associated with our following platform technologies under development:

o
Anti-Phosphatidylserine ("Anti-PS") Immunotherapeutics (bavituximab) - During fiscal year 2005, Anti-PS Immunotherapeutics (bavituximab) program expenses increased $1,992,000 to $5,069,000 compared to $3,077,000 in fiscal year 2004. The increase in Anti-PS Immunotherapeutics (bavituximab) program expenses of $1,992,000 was primarily due to increases in payroll and related expenses, various clinical trial start-up expenses, and allocated manufacturing expenses to support two separate Investigational New Drug (“IND”) applications that were filed with the U.S. Food & Drug Administration (“FDA”) during fiscal year 2005 using bavituximab, our lead Anti-PS Immunotherapeutics product, for the treatment of solid cancer tumors and chronic hepatitis C virus infection, in addition to supporting the related bavituximab Phase I clinical studies associated with these IND’s. In addition, intellectual property access fees increased during fiscal year 2005 as we expanded our rights under the Anti-PS Immunotherapeutics platform. These increases were offset by a decrease in antibody development and access fees associated with the timing of various payments due under our licensing agreements to support bavituximab and other related antibodies under development.

o
TNT (Cotara®) - During fiscal year 2005, TNT (Cotara®) program expenses increased $833,000 to $3,183,000 compared to $2,350,000 in fiscal year 2004. The increase in TNT (Cotara®) program expenses of $833,000 is primarily due to an increase in manufacturing expenses, payroll and related expenses, and radiolabeling process expenses to support the planned initiation of the Cotara® dose confirmation and dosimetry clinical study for the treatment of brain cancer in collaboration with the New Approaches to Brain Tumor Therapy consortium, and to support the increase in research and development programs associated with our TNT technology platform. These increases were further supplemented by an increase in technology access fees, which was primarily due to an up-front license fee to obtain certain worldwide non-exclusive rights used in the manufacturing process for the Cotara® antibody.

o
VEA - During fiscal year 2005, VEA program expenses decreased $624,000 to $567,000 compared to $1,191,000 in fiscal year 2004. The decrease in VEA program expenses of $624,000 is primarily due to a decrease in sponsored research fees paid to University of Southern California and stock-based compensation expense associated with the amortization of the fair value of options granted to non-employee consultants performing research and development activities that were fully amortized in fiscal year 2003. These decreases were further supplemented by a decrease in allocated manufacturing expenses as we increased our efforts associated with the manufacturing of bavituximab and Cotara® during fiscal year 2005 and a decrease in technology access fees. In January 2005, we entered into an agreement with Merck KGaA of Darmstadt, Germany, that will provide us access to Merck’s technology and expertise in protein expression to advance the development of our VEA technology.

o
VTA and Anti-Angiogenesis - During fiscal year 2005, VTA and Anti-angiogenesis program expenses decreased $481,000 to $2,338,000 compared to $2,819,000 in fiscal year 2004. The decrease in VTA and Anti-Angiogenesis program expenses of $481,000 is primarily due to a decrease in intellectual property access fees, antibody development fees and manufacturing expenses, offset with an increase in payroll and related fees to support our increase in active VTA and Anti-Angiogenesis pre-clinical research programs.

o
Other research programs - During fiscal year 2005, other research program expenses decreased $229,000 to $7,000 compared to $236,000 in fiscal year 2004. The decrease in other research program expenses of $229,000 is primarily due to allocated expenses incurred in the fiscal year 2003 to manufacture LYM materials for research purposes only.

The following represents the research and development expenses (“R&D Expenses”) we incurred by each major technology platform under development:

Technology Platform	R&D Expenses- Year Ended April 30, 2004	R&D Expenses- Year Ended April 30, 2005	R&D Expenses- Year Ended April 30, 2006	R&D Expenses- May 1, 1998 to April 30, 2006
Anti-PS Immunotherapeutics (bavituximab)	$3,077,000	$5,069,000	$8,271,000	$16,417,000
TNT (Cotara®)	2,350,000	3,183,000	2,372,000	31,188,000
VTA and Anti-Angiogenesis	2,819,000	2,338,000	1,416,000	11,907,000
VEA	1,191,000	567,000	356,000	5,724,000
Other research programs	236,000	7,000	-	13,441,000
Total R&D Expenses	$9,673,000	$11,164,000	$12,415,000	$78,677,000

From inception to April 1998, we have expensed $20,898,000 on research and development of our product candidates, with the costs primarily being closely split between TNT and prior developed technologies. In addition to the above costs, we have expensed an aggregate of $32,004,000 for the acquisition of our TNT and VTA technologies, which were acquired during fiscal years 1995 and 1997, respectively.

Looking beyond the next twelve months, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of our capital resources to fund research, development and clinical studies beyond fiscal year 2007;
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

•	the uncertainty of future clinical trial results;
•	the uncertainty of the ultimate number of patients to be treated in any clinical trial;
•	the uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;
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

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005:

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, legal and accounting fees, investor and public relation fees, insurance, and other expenses relating to our general management, administration, and business development activities of the Company.

The increase in selling, general and administrative expenses of $1,466,000 during the year ended April 30, 2006 compared to the prior year is primarily due to an increase in payroll and related expenses of $517,000 from $2,357,000 in fiscal year 2005 to $2,874,000 in fiscal year 2006 primarily due to an increase in headcount across most corporate functions to support our increased operations, which were offset by a decrease in consulting fees associated with the prior year business development efforts of the Company. During fiscal year 2006, we hired a Vice President of Business Development whose responsibilities include those previously performed by outside consultants. The current year increase is also due to an increase in (i) stock based compensation expense of $230,000 from $110,000 in fiscal year 2005 to $340,000 in fiscal year 2006 associated with the amortization of the fair value of options and warrants provided to non-employee consultants for business development and general corporate services, (ii) investor and public relation fees of $167,000 from $248,000 in fiscal year 2005 to $415,000 in fiscal year 2006 primarily due to services provided by public relation firms assisting the Company with its investor and public relations activities, whose services were not utilized in the prior year, (iii) travel and related expenses of $141,000 from $243,000 in fiscal year 2005 to $384,000 in fiscal year 2006 primarily associated with our participation in several investor conferences and non-deal marketing road shows during the current year combined with an increase in travel associated with business development and other corporate activities, and (iv) board of director fees of $137,000 from $276,000 in fiscal year 2005 to $413,000 in fiscal year 2006 primarily due to an increase in the number of non-employee directors combined with an increase in the number of Company Board meetings. These increases were supplemented with increases in other general corporate matters primarily associated with an incremental increase in corporate legal fees and facility expenses combined with fees associated with the adoption of the Company’s Stockholder Rights Agreement in March 2006.

Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004:

The increase in selling, general and administrative expenses of $873,000 during the year ended April 30, 2005 compared to fiscal year 2004 is primarily due to an increase in (i) payroll and related expenses of $173,000 from $2,184,000 in fiscal year 2004 to $2,357,000 in fiscal year 2005 primarily due to an increase in headcount across most corporate functions to support the increased operations primarily pertaining to Avid and the expansion of the our pre-clinical and clinical development plans, which were offset by a decrease in consulting fees associated with the prior year business development efforts of Avid, (ii) audit and accounting fees of $253,000 from $164,000 in fiscal year 2004 to $417,000 in fiscal year 2005 primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, (iii) legal fees of $345,000 from $196,000 in fiscal year 2004 to $541,000 in fiscal year 2005 primarily pertaining to litigation and disputes that were settled in fiscal year 2006 and other patent and corporate matters, (iv) public relation fees of $141,000 from $107,000 in fiscal year 2004 to $248,000 in fiscal year 2005 primarily due to the addition of a new public relations firm assisting the Company with its public relations activities, and (v) facility and related expenses of $114,000 from $204,000 in fiscal year 2004 to $318,000 in fiscal year 2005 primarily related to an increased allocation of lease expense resulting from the termination of a sub-lease arrangement combined with an increase in other facility related expenses associated with the increase in employee headcount in the general and administrative departments. These increases were offset by an $188,000 decrease in director fees from $464,000 in fiscal year 2004 to $276,000 in fiscal year 2005 primarily due to a one-time aggregate director fee of $180,000 incurred in the prior year associated with our director’s increased oversight responsibilities mandated by the Sarbanes-Oxley Act of 2002. Prior to fiscal year 2004, directors did not receive any cash compensation other than the reimbursement of expenses.

Recovery of Note Receivable

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005

The increase in recovery of note receivable of $1,229,000 during the year ended April 30, 2006 compared to the prior year is due the recovery of a previously fully reserved note receivable in the amount of $1,229,000 during the current year as further discussed in Note 3, "Note Receivable" to the consolidated financial statements.

Interest and Other Income

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005

The increase in interest and other income of $581,000 during the year ended April 30, 2006 compared to the prior year is due to a $212,000 increase in interest income as a result of a higher average cash balance on hand and higher prevailing interest rates during the current year compared to the prior year combined with a $369,000 increase in other income, which is primarily due to $363,000 of other income recorded during the quarter ended April 30, 2006 in accordance with a March 2006 global legal settlement.

Interest and Other Expense

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005:

The increase in interest and other expense of $40,000 during the year ended April 30, 2006 compared to the prior year is primarily due to an increase in long-term debt as we financed additional laboratory equipment during the current fiscal year.

Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004:

The decrease in interest and other expense of $1,827,000 during the year ended April 30, 2005 compared to fiscal year 2004 is primarily due to a decrease in non-cash interest expense of $1,811,000 associated with the amortization of the convertible debt discount and debt issuance costs in fiscal year 2004. We did not incur any interest expense associated with convertible debt discount and debt issuance costs during fiscal year 2005 as all outstanding convertible debt was converted into common stock and associated discount and issuance costs were fully amortized in fiscal year 2004.

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

We recognize revenues pursuant to the SEC’s Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition. In accordance with SAB No. 104, revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Revenues associated with licensing agreements primarily consist of nonrefundable up-front license fees and milestones payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Nonrefundable up-front license fees, whereby we have an ongoing involvement or performance obligations, are generally recorded as deferred revenue and generally recognized as revenue over the term of the performance obligation or relevant agreement. Milestone payments are generally recognized as revenue upon completion of the milestone assuming there are no other continuing obligations. Under some license agreements, the obligation period may not be contractually defined. Under these circumstances, we must exercise judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license.

Contract manufacturing revenues are generally recognized once the service has been provided and/or upon shipment of the product to the customer. We also record a provision for estimated contract losses, if any, in the period in which they are determined.

In July 2000, the Emerging Issues Task Force (“EITF”) released Issue 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 99-19 summarized the EITF’s views on when revenue should be recorded at the gross amount billed to a customer because it has earned revenue from the sale of goods or services, or the net amount retained (the amount billed to the customer less the amount paid to a supplier) because it has earned a fee or commission. In addition, the EITF released Issue 00-10 (“EITF 00-10”), Accounting for Shipping and Handling Fees and Costs, and Issue 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 00-10 summarized the EITF’s views on how the seller of goods should classify in the income statement amounts billed to a customer for shipping and handling and the costs associated with shipping and handling. EITF 01-14 summarized the EITF’s views on when the reimbursement of out-of-pocket expenses should be characterized as revenue or as a reduction of expenses incurred. Our revenue recognition policies are in compliance with EITF 99-19, EITF 00-10 and EITF 01-14 whereby we record revenue for the gross amount billed to customers (the cost of raw materials, supplies, and shipping, plus the related handling mark-up fee) and we record the cost of the amounts billed as cost of sales as we act as a principal in these transactions.

Allowance for Doubtful Accounts. We continually monitor our allowance for doubtful accounts for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.

Liquidity and Capital Resources

As of April 30, 2006, we had $17,182,000 in cash and cash equivalents compared to $9,816,000 at April 30, 2005. During June 2006, we received an additional $13,000,000 in net proceeds from the sale of shares of our common stock and we have $26,318,000 in cash and cash equivalents at June 30, 2006. Although we have sufficient cash on hand to meet our current planned obligations through at least fiscal year 2007, our development efforts are highly dependent on our ability to raise additional capital to support our future operations.

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

Revenues earned by Avid during fiscal years ended April 30, 2006, 2005 and 2004 amounted to $3,005,000, $4,684,000 and $3,039,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond fiscal year 2007.

We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock from our shelf registration statements on Form S-3 which, as of June 30, 2006, we had an aggregate of approximately 5,893,000 shares available for possible future registered transactions; provided, however, in connection with our recent financing on June 16, 2006, we agreed not to (i) file another shelf registration statement pursuant to Rule 415 of the Securities Act of 1933, as amended, for a period of one hundred eighty days following June 16, 2006, nor (ii) without the prior written consent of the purchaser in such financing, prior to January 2, 2007, enter into any subsequent or further offer or sale of securities at a price or possible price below $2.50 per share. Notwithstanding the availability of our Form S-3, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

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

There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond fiscal year 2007.

Significant components of the changes in cash flows from operating, investing, and financing activities for the year ended April 30, 2006 compared to the prior year are as follows:

Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the year ended April 30, 2006, cash used in operating activities increased $3,789,000 to $16,957,000 compared to $13,168,000 for the year ended April 30, 2005. The increase in cash used in operating activities was primarily related to the timing of cash flows as reflected in the changes in operating assets and payment or reduction of liabilities in the aggregate amount of $1,910,000. The amount of the increase was further supplemented by an increase of $1,879,000 in net cash used in operating activities after deducting non-cash operating expenses and adjustments to net loss and before considering the changes in operating assets and liabilities. This increase was primarily due to a decrease in contract manufacturing revenue combined with an increase in research and development expenses and selling, general and administrative expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	Year Ended April 30,
	2006		2005
Net loss, as reported	$(17,061,000)		$(15,452,000)
Less non-cash operating expenses:
Depreciation
Stock-based compensation expense
Stock issued for research services
Stock bonus plan compensation expense
Gain on sale of property
Recovery of note receivable
	415,000 499,000 1,048,000 44,000 (6,000 (1,229,000	) )	325,000 231,000 485,000 - - -
Net cash used in operating activities before changes in operating assets and liabilities	$(16,290,000)		$(14,411,000)
Net change in operating assets and liabilities	$(667,000)		$1,243,000
Net cash used in operating activities	$(16,957,000)		$(13,168,000)

Cash Provided By (Used In) Investing Activities. During the year ended April 30, 2006, net cash provided by investing activities amounted to $440,000 primarily due to the recovery of a previously fully reserved note receivable in the amount of $1,229,000 offset by the purchase of property in the amount of $618,000 to support the expanded research efforts of Peregrine and the expanded services of Avid combined with an increase in other assets of $171,000 related to security deposits paid to GE Capital Corporation on notes payable. The net cash used in investing activities for the year ended April 30, 2005 was primarily due to the purchase of laboratory equipment in the amount $1,090,000 to support our research efforts and the expanded services of Avid, combined with an increase in other assets of $101,000 primarily related to security deposits paid to GE Capital Corporation on notes payable.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $14,592,000 to $23,883,000 for the year ended April 30, 2006 compared to net cash provided of $9,291,000 for the same prior year period. Cash provided by financing activities during fiscal year 2006 was primarily due to proceeds received under five separate security purchase agreements whereby we sold and issued a total of 24,707,217 shares of our common stock in exchange for aggregate net proceeds of $22,894,000, which was supplemented with net proceeds of $733,000 from this exercise of stock options and warrants and $566,000 received from the financing of laboratory equipment with GE Capital Corporation. Cash provided by financing activities during fiscal year 2005 was primarily due to proceeds received from the sale of stock under two separate security purchase agreements in the aggregate amount of $6,486,000 supplemented with net proceeds of $2,137,000 from this exercise of stock options and warrants and $733,000 received from the financing of laboratory equipment with GE Capital Corporation.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of April 30, 2006, aggregated by type:

	Payments Due by Period (in thousands)
	Total	< 1 year	1-3 years	4-5 years	After 5 years
Operating leases, net (1)	$9,749	$804	$2,404	$1,627	$4,914
Notes payable (2)	996	475	521	-	-
Capital lease obligation (3)	70	19	51	-	-
Other long-term liabilities - minimum license obligations (4)	100	100	-	-	-
Total contractual obligations	$10,915	$1,398	$2,976	$1,627	$4,914
______________
(1)
Represents our (i) facility operating lease in Tustin, California under a non-cancelable lease agreement, (ii) facility operating lease in Houston, Texas, which has an original three year lease term, and (iii) various office equipment leases, which generally have a five year lease term.

(2)	Represents our note payable agreements entered into with General Electric Capital Corporation during fiscal years 2006 and 2005 to finance laboratory equipment.
(3)	Represents our capital lease agreement to finance certain office equipment.
(4)
We periodically enter into licensing agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based on product development success. We anticipate we may make milestone payments in the amount of $100,000 during fiscal year 2007 under in-licensing agreements pertaining to our bavituximab clinical trials. Other milestones fees under these and other licensing agreements cannot be predicted due to the uncertainty of future clinical trial results and development milestones and therefore, cannot be reasonably predicted or estimated at the present time.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), which requires companies to recognize in the financial statements the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates of SFAS No. 123R such that we are now allowed to adopt the new standard no later than May 1, 2006. SFAS No. 123R eliminates the ability to account for share-based compensation using APB No. 25, and the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.

We adopted SFAS No. 123R on May 1, 2006, using the “modified-prospective method,” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. Although we have not yet determined the final impact of SFAS No. 123R, we believe the non-cash compensation expense for fiscal year 2007 related to the adoption of SFAS No. 123R may be up to approximately $1,000,000 based on actual shares granted and unvested as of April 30, 2006. However, the actual expense recorded during fiscal year 2007 as a result of the adoption of SFAS No. 123R may differ materially from our estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during fiscal year 2007, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk free interest rates as measured at the grant date.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at April 30, 2006, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements included in this Report at pages F-1 through F-33.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2006. Based on this evaluation, our president and chief executive office and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2006 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(b) Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on the following page, is incorporated herein by this reference. Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 44 of this Annual Report, and which is incorporated herein by this reference.

(c) Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting which appears on the following page.

By:	/s/ Steven W. King	By:	/s/ Paul J. Lytle
	Steven W. King,		Paul J. Lytle
	President and Chief Executive Officer		Chief Financial Officer

July 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Peregrine Pharmaceuticals, Inc. (the “Company”) maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peregrine Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Peregrine Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of April 30, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Peregrine Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2006 and our report dated July 12, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California
July 12, 2006

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, including, without limitation, disclosure regarding our Code of Ethics, is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our 2006 Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2006.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our 2006 Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2006.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2006.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2006.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2006 Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2006.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements

(2)	Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation of Qualifying Accounts for each of the three years in the period ended April 30, 2006	F-33

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

3.2
Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc. (formerly Techniclone Corporation), a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

3.3
Certificate of Designation of 5% Adjustable Convertible Class C Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997. (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

3.4
Certificate of Amendment to Certificate of Incorporation of Techniclone Corporation to effect the name change to Peregrine Pharmaceuticals, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 3.4 contained in Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001).

3.5
Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to two hundred million shares (Incorporated by reference to Exhibit 3.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

3.6
Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to two hundred fifty million shares (Incorporated by reference to Exhibit 3.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005).

3.7
Certificate of Designation of Rights, Preferences and Privileges of Series D Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on March 16, 2006. (Incorporated by reference to Exhibit 3.7 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2006).

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

4.19
Preferred Stock Rights Agreement, dated as of March 16, 2006, between the Company and Integrity Stock Transfer, Inc., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to Exhibit 4.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2006).

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

10.59
License Agreement between Northwestern University and Registrant dated August 4, 1999 covering the LYM-1 and LYM-2 antibodies (Oncolym) (Incorporated by reference to Exhibit 10.59 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

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

10.87
Common Stock Purchase Agreement dated June 6, 2003 between Registrant and eight institutional investors (Incorporated by reference to Exhibit 10.87 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.88
Common Stock Purchase Agreement dated June 6, 2003 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.88 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

Exhibit Number	Description

10.89
Common Stock Purchase Agreement dated June 26, 2003 between Registrant and seven institutional investors (Incorporated by reference to Exhibit 10.89 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.90
Common Stock Purchase Agreement dated July 24, 2003 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.90 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.91
Common Stock Purchase Agreement dated September 18, 2003 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.91 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

10.92
Common Stock Purchase Agreement dated January 22, 2004 between Registrant and one institutional investor (Incorporated by reference to Exhibit 10.92 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2004).

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

10.98
Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.98 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005).*

10.99
Form of Non-Qualified Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.99 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005).*

10.100	Peregrine Pharmaceuticals, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 29, 2005).*

10.101
First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Peregrine Pharmaceuticals, Inc., as Tenant, dated December 22, 2005 (Incorporated by reference to Exhibit 99.1 and 99.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 23, 2005).

Exhibit Number	Description

10.102
Common Stock Purchase Agreement dated May 11, 2005 between Registrant and one institutional investor (Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on May 11, 2005).

10.103
Common Stock Purchase Agreement dated June 22, 2005 between Registrant and one institutional investor (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 24, 2005).

10.104
Common Stock Purchase Agreement dated November 23, 2005 between Registrant and one institutional investor (Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on November 23, 2005).

10.105
Common Stock Purchase Agreement dated April 5, 2006 between Registrant and one institutional investor (Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 6, 2006).

10.106	Form of Incentive Stock Bonus Plan dated February 13, 2006 between Registrant and key employees and consultants. **, ***

21	Subsidiaries of Registrant ***

23.1	Consent of Independent Registered Public Accounting Firm ***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
_______________________________
* ** ***	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the Commission. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 7, 2006	By:	/s/ Steven W. King

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King	President & Chief Executive	July 7, 2006
Steven W. King	Officer (Principal Executive
Officer)

/s/ Paul J. Lytle	Chief Financial Officer	July 7, 2006
Paul J. Lytle	(Principal Financial and
Principal Accounting Officer)

/s/ Carlton M. Johnson	Director	July 7, 2006
Carlton M. Johnson

/s/ David H. Pohl	Director	July 7, 2006
David H. Pohl

/s/ Eric S. Swartz	Director	July 7, 2006
Eric S. Swartz

/s/ Dr. Thomas A. Waltz	Director	July 7, 2006
Thomas A. Waltz, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. (the “Company”) as of April 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peregrine Pharmaceuticals, Inc.'s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 12, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California
July 12, 2006

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,182,000	$9,816,000
Trade and other receivables, net of allowance for doubtful accounts of nil and $69,000, respectively	579,000	486,000
Inventories	885,000	627,000
Prepaid expenses and other current assets	1,466,000	1,197,000

Total current assets	20,112,000	12,126,000

PROPERTY:
Leasehold improvements	618,000	494,000
Laboratory equipment	3,444,000	3,029,000
Furniture, fixtures and computer equipment	666,000	647,000

	4,728,000	4,170,000
Less accumulated depreciation and amortization	(2,822,000)	(2,532,000)

Property, net	1,906,000	1,638,000

OTHER ASSETS:
Note receivable, net of allowance of nil and $1,512,000, respectively	-	-
Other	658,000	481,000

Total other assets	658,000	481,000

TOTAL ASSETS	$22,676,000	$14,245,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2006 AND 2005 (continued)

LIABILITIES AND STOCKHOLDER'S EQUITY	2006	2005

CURRENT LIABILITIES:
Accounts payable	$1,233,000	$1,325,000
Accrued clinical trial site fees	170,000	8,000
Accrued legal and accounting fees	250,000	549,000
Accrued royalties and license fees	138,000	149,000
Accrued payroll and related costs	850,000	806,000
Notes payable, current portion	429,000	234,000
Capital lease obligation, current portion	15,000	-
Deferred revenue	563,000	517,000
Other current liabilities	836,000	563,000

Total current liabilities	4,484,000	4,151,000

Notes payable, less current portion	498,000	434,000
Capital lease obligation, less current portion	47,000	-
Deferred license revenue	21,000	50,000
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$.001 par value; authorized 250,000,000 shares; outstanding – 179,382,191 and 152,983,460, respectively	179,000	153,000
Additional paid-in-capital	204,546,000	180,011,000
Deferred stock compensation	(235,000)	(751,000)
Accumulated deficit	(186,864,000)	(169,803,000)

Total stockholders’ equity	17,626,000	9,610,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,676,000	$14,245,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006

	2006	2005	2004

REVENUES:
Contract manufacturing revenue	$3,005,000	$4,684,000	$3,039,000
License revenue	188,000	275,000	275,000

Total revenues	3,193,000	4,959,000	3,314,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,297,000	4,401,000	2,212,000
Research and development	12,415,000	11,164,000	9,673,000
Selling, general and administrative	6,564,000	5,098,000	4,225,000

Total costs and expenses	22,276,000	20,663,000	16,110,000

LOSS FROM OPERATIONS	(19,083,000)	(15,704,000)	(12,796,000)

OTHER INCOME (EXPENSE):
Recovery of note receivable	1,229,000	-	-
Interest and other income	846,000	265,000	291,000
Interest and other expense	(53,000)	(13,000)	(1,840,000)

NET LOSS	$(17,061,000)	$(15,452,000)	$(14,345,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	168,294,782	144,812,001	134,299,407
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.11)	$(0.11)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006

			Additional	Deferred		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Captital	Compensation	Deficit	Equity
BALANCES, April 30, 2003	119,600,501	$120,000	$142,274,000	$(257,000)	$(140,006,000)	$2,131,000
Common stock issued for cash under June 6, 2003 Financing, net of issuance costs of $104,000	2,412,448	2,000	1,969,000	-	-	1,971,000
Common stock issued for cash under June 26, 2003 Financing, net of issuance costs of $101,000	1,599,997	2,000	1,737,000	-	-	1,739,000
Common stock issued for cash under option granted under June 26, 2003 Financing, net of issuance costs of $54,000	1,599,997	2,000	1,784,000	-	-	1,786,000
Common stock issued for cash under July 24, 2003 Financing, net of issuance costs of $13,000	2,000,000	2,000	2,885,000	-	-	2,887,000
Common stock issued for cash under September 18, 2003 Financing, net of issuance costs of $19,000	2,800,000	2,000	5,271,000	-	-	5,273,000
Common stock issued for cash under November 17, 2003 Financing, net of issuance costs of $1,000	2,000,000	2,000	4,254,000	-	-	4,256,000
Common stock issued for cash under January 22, 2004 Financing, net of issuance costs of $1,000	1,000,000	1,000	2,274,000	-	-	2,275,000
Common stock issued to an unrelated entity for research services under a research collaboration agreement, net of issuance costs of under $1,000	243,101	-	648,000	-	-	648,000
Common stock issued upon conversion of convertible debt	2,817,645	3,000	2,392,000	-	-	2,395,000
Common stock issued upon exercise of options and warrants, net of issuance costs of $134,000	5,194,493	5,000	3,467,000	-	-	3,472,000
Reversal of deferred stock compensation associated with the cancellation of unvested options	-	-	(52,000)	28,000	-	(24,000)
Deferred stock compensation	-	-	66,000	(66,000)	-	-
Stock-based compensation	-	-	-	295,000	-	295,000
Net loss	-	-	-	-	(14,345,000)	(14,345,000)
BALANCES, April 30, 2004	141,268,182	141,000	168,969,000	-	(154,351,000)	14,759,000
Common stock issued for cash under March 31, 2004 Financing, net of issuance costs of $43,000	3,000,000	3,000	3,204,000	-	-	3,207,000
Common stock issued for cash under January 31, 2005 Financing, net of issuance costs of $1,000	3,000,000	3,000	3,276,000	-	-	3,279,000
Common stock issued to various unrelated entities for research services	1,174,682	1,000	1,448,000	-	-	1,449,000
Common stock issued upon exercise of options and warrants, net of issuance costs of $5,000	4,540,596	5,000	2,132,000	-	-	2,137,000
Deferred stock compensation	-	-	982,000	(982,000)	-	-
Stock-based compensation	-	-	-	231,000	-	231,000
Net loss	-	-	-	-	(15,452,000)	(15,452,000)
BALANCES, April 30, 2005	152,983,460	153,000	180,011,000	(751,000)	(169,803,000)	9,610,000
Common stock issued for cash under January 31, 2005 Financing, net of issuance costs of $6,000	1,582,217	1,000	1,575,000	-	-	1,576,000
Common stock issued for cash under May 11, 2005 Financing, net of issuance costs of $11,000	3,125,000	3,000	2,986,000	-	-	2,989,000
Common stock issued for cash under June 22, 2005 Financing, net of issuance costs of $29,000	8,000,000	8,000	6,683,000	-	-	6,691,000
Common stock issued for cash under November 23, 2005 Financing, net of issuance costs of $1,000	8,000,000	8,000	6,711,000	-	-	6,719,000
Common stock issued for cash under April 5, 2006 Financing, net of issuance costs of $1,000	4,000,000	4,000	4,915,000	-	-	4,919,000
Common stock issued to various unrelated entities for research services	695,820	1,000	906,000	-	-	907,000
Common stock issued upon exercise of options and warrants	966,742	1,000	732,000	-	-	733,000
Common stock issued under the Company's stock bonus plan	28,952	-	44,000	-	-	44,000
Deferred stock compensation	-	-	(17,000)	17,000	-	-
Stock-based compensation	-	-	-	499,000	-	499,000
Net loss	-	-	-	-	(17,061,000)	(17,061,000)
BALANCES, April 30, 2006	179,382,191	$179,000	$204,546,000	$(235,000)	$(186,864,000)	$17,626,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,061,000)	$(15,452,000)	$(14,345,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	415,000	325,000	374,000
Stock-based compensation expense	499,000	231,000	271,000
Amortization of discount on convertible debt and debt issuance costs	-	-	1,811,000
Stock issued for research services	1,048,000	485,000	616,000
Stock bonus plan compensation expense	44,000	-	-
Gain on sale of property	(6,000)	-	-
Recovery of note receivable	(1,229,000)	-	-
Changes in operating assets and liabilities:
Trade and other receivables	(93,000)	1,034,000	(1,275,000)
Short-term investments	-	-	242,000
Inventories	(258,000)	613,000	(864,000)
Prepaid expenses and other current assets	(410,000)	7,000	49,000
Accounts payable	(92,000)	(6,000)	771,000
Accrued clinical trial site fees	162,000	(46,000)	(206,000)
Deferred revenue	17,000	(1,082,000)	918,000
Accrued payroll and related expenses	44,000	303,000	189,000
Other accrued expenses and current liabilities	(37,000)	420,000	198,000
Net cash used in operating activities	(16,957,000)	(13,168,000)	(11,251,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(618,000)	(1,090,000)	(411,000)
Increase in other assets, net	(171,000)	(101,000)	(250,000)
Recovery of note receivable	1,229,000	-	-
Net cash provided by (used in) investing activities	440,000	(1,191,000)	(661,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $48,000, $49,000, and $428,000, respectively	23,627,000	8,623,000	23,659,000
Proceeds from issuance of notes payable	566,000	733,000	-
Principal payments on notes payable and capital lease	(310,000)	(65,000)	-
Net cash provided by financing activities	23,883,000	9,291,000	23,659,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

	2006	2005	2004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$7,366,000	$(5,068,000)	$11,747,000

CASH AND CASH EQUIVALENTS, Beginning of year	9,816,000	14,884,000	3,137,000

CASH AND CASH EQUIVALENTS, End of year	$17,182,000	$9,816,000	$14,884,000

SUPPLEMENTAL INFORMATION:
Interest paid	$49,000	$13,000	$78,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property acquired under capital lease	$65,000	$-	$-
Conversion of convertible debt into common stock	$-	$-	$2,395,000
Common stock issued for research fees and prepayments for future research services	$907,000	$1,449,000	$648,000

For supplemental information relating to conversion of convertible debentures into common stock, common stock issued in exchange for services, property acquired under capital lease, and property financed in exchange for notes payable, see Notes 4, 7 and 8.

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

1.	ORGANIZATION AND BUSINESS DESCRIPTION

Organization - In this Annual Report, “Peregrine,” “Company,” “we,” “us,” and “our,” refer to Peregrine Pharmaceuticals, Inc and our wholly owned subsidiary Avid Bioservices, Inc.. We were incorporated in the state of Delaware on September 25, 1996. We were originally incorporated in California in June 1981 under the name Techniclone International Corporation and subsequently merged into Techniclone Corporation, a Delaware corporation, in March 1997. We changed our name to Peregrine Pharmaceuticals, Inc. in October 2000. In January 2002, we formed our wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”).

Business Description -  We are a biopharmaceutical company with a portfolio of clinical and pre-clinical stage monoclonal antibody-based targeted therapeutics for the treatment of solid cancers and viral infections. We are currently advancing three separate clinical trial programs for the treatment of cancer and chronic hepatitis C virus (“HCV”) infections. Under our Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutic platform technology, our lead candidate bavituximab (formerly known as Tarvacin), is currently in a multi-center Phase I clinical trial for the treatment of solid cancers as well as a multi-center phase Ib clinical trial for the treatment of chronic HCV infection. Our third clinical program is a dose confirmation and dosimetry clinical trial using our lead Tumor Necrosis Therapy (TNT) agent, Cotara®, for the treatment of glioblastoma multiforme, a deadly form of brain cancer. We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of monoclonal antibody-based targeted therapeutics and (ii) Avid Bioservices, Inc., (“Avid”) a wholly owned subsidiary, is engaged in providing bio-manufacturing services for Peregrine and outside customers on a fee-for-services basis.

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

Revenues earned by Avid during fiscal years ended April 30, 2006, 2005 and 2004 amounted to $3,005,000, $4,684,000 and $3,039,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond fiscal year 2007. At April 30, 2006, we had $17,182,000 in cash and cash equivalents compared to $9,816,000 at April 30, 2005. In addition, during June 2006 we received an additional $13,000,000 in net proceeds from the sale of 9,285,714 shares of our common stock under a common stock purchase agreement dated June 16, 2006 (Note 8).

We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock from our shelf registration statements on Form S-3 which, as of June 30, 2006, we had an aggregate of approximately 5,893,000 shares available for possible future registered transactions; provided, however, in connection with our recent financing on June 16, 2006, we agreed not to (i) file another shelf registration statement pursuant to Rule 415 of the Securities Act of 1933, as amended, for a period of one hundred eighty days following June 16, 2006, nor (ii) without the prior written consent of the purchaser in such financing, prior to January 2, 2007, enter into any subsequent or further offer or sale of securities at a price or possible price below $2.50 per share. Notwithstanding the availability of our Form S-3, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond fiscal year 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Peregrine and its wholly owned subsidiary, Avid Bioservices, Inc. All intercompany balances and transactions have been eliminated.

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

Prepaid Expenses - Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date.  During fiscal year 2006 and 2005, we prepaid various research and development related services through the issuance of our shares of common stock with unrelated entities, which are expensed once the services have been provided under the terms of the arrangement. As of April 30, 2006 and April 30, 2005, prepaid expenses and other current assets in the accompanying consolidated financials statements include $866,000 and $1,028,000, respectively, in research and development services prepaid in shares of our common stock.

Inventories - Inventories are stated at the lower of cost or market and includes raw materials, direct labor, and overhead costs associated with our wholly owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at April 30, 2006 and April 30, 2005:

	2006	2005
Raw materials	$565,000	$445,000
Work-in-process	320,000	182,000
Total inventories	$885,000	$627,000

Concentrations of Credit Risk - The majority of trade and other receivables as of April 30, 2006, are from customers in the United States and Australia. Most contracts require up-front payments and installment payments as the project progresses. We perform periodic credit evaluations of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Reserves are maintained for potential credit losses and such losses have been within our estimates.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

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

Impairment - Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess recoverability of our long-term assets by comparing the remaining carrying value to the value of the underlying collateral or the fair market value of the related long-term asset based on undiscounted cash flows. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell.

Deferred Revenue - Deferred revenue primarily consists of up-front contract fees and installment payments received by Avid prior to the recognition of revenues under contract manufacturing, and development agreements and up-front license fees received by Peregrine under technology licensing agreements. Deferred revenue is generally recognized once the service has been provided, all obligations have been met and/or upon shipment of the product to the customer.

Revenue Recognition - We currently derive revenues primarily from licensing agreements associated with Peregrine’s technologies under development and from contract manufacturing services provided by Avid.

We recognize revenues pursuant to the SEC’s Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition. In accordance with SAB No. 104, revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Revenues associated with licensing agreements primarily consist of nonrefundable up-front license fees and milestones payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Nonrefundable up-front license fees, whereby ongoing involvement or performance obligations exist, are generally recorded as deferred revenue and generally recognized as revenue over the term of the performance obligation or relevant agreement. Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no continuing performance obligations associated with the milestone payment. Under a license agreement with Schering A.G. (Note 7), the obligation period was not contractually defined in relation to a $300,000 upfront fee. Under this circumstance, we exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license, which was determined to be 48 months. The estimated period of 48 months was primarily determined based on the historical experience with Schering A.G. under a separate license agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

Contract manufacturing revenues are generally recognized once the service has been provided and/or upon shipment of the product to the customer. We also record a provision for estimated contract losses, if any, in the period in which they are determined.

In July 2000, the Emerging Issues Task Force (“EITF”) released Issue 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 99-19 summarized the EITF’s views on when revenue should be recorded at the gross amount billed to a customer because it has earned revenue from the sale of goods or services, or the net amount retained (the amount billed to the customer less the amount paid to a supplier) because it has earned a fee or commission. In addition, the EITF released Issue 00-10 (“EITF 00-10”), Accounting for Shipping and Handling Fees and Costs, and Issue 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 00-10 summarized the EITF’s views on how the seller of goods should classify in the income statement amounts billed to a customer for shipping and handling and the costs associated with shipping and handling. EITF 01-14 summarized the EITF’s views on when the reimbursement of out-of-pocket expenses should be characterized as revenue or as a reduction of expenses incurred. Our revenue recognition policies are in compliance with EITF 99-19, EITF 00-10 and EITF 01-14 whereby we record revenue for the gross amount billed to customers (the cost of raw materials, supplies, and shipping, plus the related handling mark-up fee) and we record the cost of the amounts billed as cost of sales as we act as a principal in these transactions.

Fair Value of Financial Instruments - Our financial instruments consist principally of cash and cash equivalents, receivables, inventories, accounts payable, and accrued liabilities. We believe all of the financial instruments' recorded values approximate fair values due to the short-term nature of these instruments.

Use of Estimates - The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Basic and Diluted Net Loss Per Common Share - Basic and diluted net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options, warrants, and convertible instruments. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, warrants, and convertible debt outstanding during the period. Potentially dilutive common shares consist of stock options and warrants calculated in accordance with the treasury stock method, but are excluded if their effect is antidilutive. The potential dilutive effect of convertible debt was calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later. Because the impact of options, warrants, and other convertible instruments are antidilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three years ended April 30, 2006. The dilutive effect of the following shares issuable upon the exercise of options, warrants, and convertible debt outstanding during the period were excluded from dilutive net loss per common share because their effect is antidilutive since we reported a net loss in the periods presented:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

	2006	2005	2004
Common stock equivalent shares assuming issuance of shares represented by outstanding stock options and warrants utilizing the treasury stock method	3,433,414	6,485,168	11,462,682
Common stock equivalent shares assuming issuance of shares upon conversion of convertible debt utilizing the if-converted method	-	-	563,054
Total	3,433,414	6,485,168	12,025,736

Weighted average outstanding options and warrants to purchase up to 9,090,374, 11,946,248 and 8,393,083 shares of common stock for the fiscal years ended April 30, 2006, 2005 and 2004, respectively, were also excluded from the calculation of diluted earnings per common share because their exercise prices were greater than the average market price during the period.

During June 2006, we issued 9,285,714 shares of our common stock under a common stock purchase agreement dated June 16, 2006 (Note 8) in exchange for net proceeds of $13,000,000, which additional shares have been excluded from basic and dilutive net loss per common share for the year ended April 30, 2006.

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

Research and Development - Research and development costs are charged to expense when incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) technology access and maintenance fees, including intellectual property fees and fees incurred under licensing agreements, (v) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (vi) other research and development expenses.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

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

We utilize the guidelines in APB No. 25 for measurement of stock-based transactions for employees and, accordingly, no compensation expense has been recognized for the options in the accompanying consolidated financial statements for the three years ended April 30, 2006.

Had we used a fair value model for measurement of stock-based transactions for employees under SFAS No. 123 and amortized the expense over the vesting period, pro forma information would be as follows:
	2006	2005	2004
Net loss, as reported	$(17,061,000)	$(15,452,000)	$(14,345,000)
Stock-based employee compensation cost that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(1,755,000)	(2,828,000)	(2,541,000)
Pro forma net loss as if the fair value based method had been applied to all awards	$(18,816,000)	$(18,280,000)	$(16,886,000)
Basic and diluted loss per common share, as reported	$(0.10)	$(0.11)	$(0.11)
Basic and diluted loss per common share, pro forma	$(0.11)	$(0.13)	$(0.13)

The fair value of stock options on the date of grant and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	2006	2005	2004
Weighted average fair value of stock options granted	$0.91	$0.80	$1.59
Risk-free interest rate	3.88%	3.38%	2.31%
Expected life (in years)	5.49	4.00	4.00
Expected volatility factor	103%	115%	124%
Expected dividend yield	-	-	-

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

Stock-based compensation expense recorded during each of the three years in the periods ended April 30, 2006 primarily relate to stock option grants issued to non-employee consultants. The fair value of these options are measured utilizing the Black-Scholes option valuation model and are being amortized over the estimated period of service or related vesting period in accordance with the provisions of SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock-based compensation expense recorded during fiscal years 2006, 2005 and 2004 amounted to $499,000, $231,000, and $271,000, respectively.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), which requires companies to recognize in the financial statements the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates of SFAS No. 123R such that we are now allowed to adopt the new standard no later than May 1, 2006. SFAS No. 123R eliminates the ability to account for share-based compensation using APB No. 25, and the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.

We adopted SFAS No. 123R on May 1, 2006, using the “modified-prospective method,” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. Although we have not yet determined the final impact of SFAS No. 123R, we believe the non-cash compensation expense for fiscal year 2007 related to the adoption of SFAS No. 123R may be up to approximately $1,000,000 based on actual shares granted and unvested as of April 30, 2006. However, the actual expense recorded during fiscal year 2007 as a result of the adoption of SFAS No. 123R may differ materially from our estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options to be granted by our Board of Directors during fiscal year 2007, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk free interest rates as measured at the grant date.

In addition, during February 2006, our Compensation Committee of the Board of Directors approved the Company’s Stock Bonus Plan to promote the interests of the Company and its stockholders by issuing key employees and consultants a predetermined number of shares of the Company’s common stock upon achievement of various research and clinical goals (“Performance Goals”). Compensation expense associated with shares issued under the Stock Bonus Plan is calculated in accordance with APB No. 25 and EITF 96-18. In accordance with APB No. 25 and EITF 96-18, we will record compensation expense at each reporting period when it becomes probable that a Performance Goal under the Stock Bonus Plan will be achieved and this accrual will be carefully assessed at each subsequent reporting period and adjusted accordingly until the Performance Goal is actually achieved. Decreases or increases to these accruals will be accounted for as cumulative catch-up adjustments under FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. During fiscal year 2006, we recorded $83,000 in compensation expense under the Stock Bonus Plan, of which, $39,000 is included in accrued payroll and related costs in the accompanying consolidated financial statements as of April 30, 2006.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

Recent Accounting Pronouncements - In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 on May 1, 2006, which we do not expect will have a significant impact on our consolidated financial condition and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 also requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 151 on May 1, 2006, which we do not expect will have a significant impact on our consolidated financial condition and results of operations.

3.	NOTE RECEIVABLE

During December 1998, we completed the sale and subsequent leaseback of our two facilities in Tustin, California and recorded an initial note receivable from the buyer of $1,925,000 as part of the consideration. During the quarter ended October 31, 1999, we established a 100% reserve for the note receivable in the amount of $1,887,000 based on our then financial condition and the underlying terms of the note agreement. We reduce the reserve as monthly payments are received and we record the reduction as interest and other income in the accompanying consolidated statements of operations. On December 22, 2005, we entered into a First Amendment to Lease and Agreement of Lease (“First Amendment”) with the landlord to our original lease dated December 24, 1998 and extended the original lease term for seven years, which extends our contractual commitment under the operating lease through December 2017. In addition, the monthly lease payment terms under the original lease, which increase at a rate of 3.35% every two years, have not been modified. In connection with this First Amendment, we entered into a separate agreement with the landlord on December 22, 2005 regarding the immediate payoff of our note receivable in the amount of $1,229,000 after reducing the principal amount by twenty percent (20%), which amount was recorded as recovery of note receivable in the accompanying consolidated statements of operations during fiscal year 2006.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

The following represents a rollforward of the allowance of the note receivable for the two years ended April 30, 2006:

	2006	2005
Allowance balance, beginning	$1,581,000	$1,645,000
Principal payments received	(1,274,000)	(64,000)
Note receivable payoff reduction	(307,000)	-
Allowance balance, ending	$-	$1,581,000

4.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

During fiscal years 2006 and 2005, we entered into the following note payable agreements with General Electric Capital Corporation (“GE”) to finance certain laboratory equipment. Notes payable consist of the following at April 30, 2006 and April 30, 2005:

	April 30, 2006	April 30, 2005
Note payable dated November 2004; 5.78% per annum; monthly payments of $11,000 due through December 2007	$202,000	$314,000
Note payable dated December 2004; 5.85% per annum; monthly payments of $12,000 due through January 2008	232,000	354,000
Note payable dated June 2005; 6.39% per annum; monthly payments of $8,000 due through July 2008	205,000	-
Note payable dated November 2005; 6.63% per annum; monthly payments of $3,000 due through December 2008	92,000	-
Note payable dated March 2006; 6.87% per annum; monthly payments of $6,000 due through April 2009	196,000	-
	927,000	668,000
Less current portion	(429,000)	(234,000)
Notes payable, less current portion	$498,000	$434,000

Under the terms of the GE note payable agreements, we paid security deposits equal to 25% of the amount financed, which are due and payable to us at the end of the term of each note agreement. As of April 30, 2006 and April 30, 2005, security deposits totaling $325,000 and $183,000, respectively, are included in other long-term assets in the accompanying consolidated financial statements.

Minimum future principal payments on notes payable as of April 30, 2006 are as follows:

Year ending April 30:
2007	429,000
2008	379,000
2009	119,000
Total	$927,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

During December 2005, we financed certain equipment under a capital lease agreement in the amount of $65,000. The agreement bears interest at a rate of 6.30% per annum with payments due monthly in the amount of approximately $1,600 through December 2009.

The equipment purchased under the capital lease is included in property in the accompanying consolidated financial statements as follows at April 30, 2006:

Furniture, fixtures and office equipment	$68,000
Less accumulated depreciation	(5,000)
Net book value	$63,000

Minimum future lease payments under the capital lease as of April 30, 2006 are as follows:

Year ending April 30:
2007	$19,000
2008	19,000
2009	19,000
2010	13,000
Total minimum lease payments	70,000
Amount representing interest	(8,000)
Net present value minimum lease payments	62,000
Less current portion	15,000
$47,000

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases - In December 1998, we sold and subsequently leased back our two facilities in Tustin, California. The lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years. On December 22, 2005, we entered into a First Amendment to Lease and Agreement of Lease (“First Amendment”) with the landlord to our original lease dated December 24, 1998 and extended the original lease term for seven additional years to expire on December 31, 2017 while maintaining our two 5-year renewal options that could extend our lease to December 31, 2027. In addition, our monthly lease payments still increase at a rate of 3.35% every two years under the First Amendment. We record rent expense on a straight-line basis and the differences between the amounts paid and the amounts expensed are included in other accrued liabilities in the accompanying consolidated financial statements. Annual rent expense under the lease agreement totaled $758,000 during fiscal year 2006 and $735,000 during fiscal years 2005 and 2004.

During fiscal year 2004, we entered into an operating lease agreement to lease certain office equipment. The lease has a 5-year term and annual minimum lease payments are $29,000.

During February 2005, we entered into an operating lease agreement to lease certain office space in Houston, Texas. The lease has a 3-year term and annual minimum lease payments are $20,000 plus a pro rata share of monthly operating expenses. Rent expense under the lease agreement totaled $21,000 and $4,000 during fiscal years 2006 and 2005, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

At April 30, 2006, future minimum lease payments and sublease income under all non-cancelable operating leases are as follows:

Year ending April 30:	Minimum Lease Payments	Sublease Income	Net Lease Payments
2007	$804,000	$(40,000)	$764,000
2008	815,000	-	815,000
2009	793,000	-	793,000
2010	796,000	-	796,000
2011	805,000	-	805,000
Thereafter	5,736,000	-	5,736,000
	$9,749,000	$(40,000)	$9,709,000

Rental Income - We currently sublease portions of our unused space. Sublease rental income totaled $59,000, $99,000 and $179,000 for fiscal years 2006, 2005 and 2004, respectively.

Legal Proceedings - From time to time, we are subject to legal proceeding and disputes during the ordinary course of business. We currently are not aware of any such legal proceeding or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, operating results or cash flows.

6.	CONVERTIBLE DEBT

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

In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we initially recorded the convertible debt net of discount of (i) the relative fair value of the warrants issued in the amount of $1,321,000 and (ii) the intrinsic value of the embedded conversion feature in the amount of $1,143,000. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the warrant terms. The debt discount, along with the debt issuance costs, were amortized as non-cash interest expense on a straight-line basis over the term of the Convertible Debt, which approximated the effective interest method. Upon conversion of the Convertible Debt, the entire unamortized debt discount and debt issuance costs remaining at the date of conversion that was attributed to the converted Convertible Debt were immediately recognized as interest expense in the accompanying consolidated statements of operations. During fiscal year 2004, we recognized $1,635,000 in non-cash interest expense associated with the Convertible Debt, which amount was included in interest and other expense in the accompanying consolidated statements of operations. As of April 30, 2004, all outstanding Convertible Debt was converted into common stock and the associated discount was fully amortized as non-cash interest expense in the accompanying financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

Under the Debt SPA, each Debenture holder was granted a detachable warrant equal to 75% of the quotient obtained by dividing the principal amount of the Convertible Debt by the Conversion Price or an aggregate of 3,308,827 warrants. The detachable warrants have a 4-year term with an exercise price of $0.75 per share. During fiscal year 2006 and 2004, Debenture holders exercised 796,765 and 2,244,120 warrants, respectively, under the Debt SPA for gross proceeds of $598,000 and $1,683,000, respectively, at the exercise price of $0.75 per share. As of April 30, 2006, 267,942 warrants were outstanding under the Debt SPA (Note 10).

In connection with the Convertible Debt, we incurred approximately $363,000 in debt issuance costs, including placement agent fees of $318,000, which was amortized as interest expense on a straight-line basis over the life of the Convertible Debt, which approximates the effective interest method. Upon conversion of the Convertible Debt, the entire unamortized debt issuance costs remaining at the date of conversion that was attributed to the converted Convertible Debt was immediately recognized as interest expense in the accompanying consolidated statements of operations. During fiscal year 2004, we expensed $175,000 in debt issuance costs included in interest and other expense in the accompanying consolidated statements of operations. As of April 30, 2004, the debt issuance costs were completely amortized.

7.	LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

The following represents a summary of our key collaborations for the development and commercialization of our products in clinical trials, bavituximab and Cotara®. In addition, we do not perform any research and development activities for any unrelated entities.

Tumor Necrosis Therapy (“TNT”)

Cotara® is the trade name of our first TNT-based product currently in clinical trials for the treatment of brain cancer. We acquired the rights to the TNT technology in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders. The assets acquired from Cancer Biologics, Inc. primarily consisted of patent rights to the TNT technology. To date, no product revenues have been generated from our TNT technology.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara®. Under the terms of the agreement, we paid an upfront fee of 75,000 pounds sterling ($141,000 U.S.) which amount is included in research and development expense in the accompanying consolidated financial statements in fiscal year 2005, and we will pay a royalty on net sales of any products that we market that utilize the underlying technology. In the event we or Lonza do not manufacture Cotara®, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.

Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics

Bavituximab (formerly known as Tarvacin) is the generic name for our first product in clinical trials under our Anti-PS Immunotherapeutics technology platform. Bavituximab is currently in a Phase I clinical trial for the treatment of solid cancers and also in a Phase Ib clinical trial for the treatment of hepatitis C virus infection. In August 2001, we exclusively in-licensed the worldwide rights to this technology platform from the University of Texas Southwestern Medical Center at Dallas. During November 2003 and October 2004, we entered into two non-exclusive license agreements with Genentech, Inc. to license certain intellectual property rights covering the methods and processes for producing antibodies used in connection with the development of our Anti-PS Immunotherapeutics program. During December 2003, we entered into an exclusive commercial license agreement with an unrelated entity covering the generation of the chimeric monoclonal antibody, bavituximab. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

Under our in-licensing agreements relating to the Anti-Phosphatidylserine Immunotherapeutics technology, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales or a percentage of sublicense income. Our aggregate future milestone payments under the above in-licensing agreements are $7,100,000 assuming the achievement of all development milestones under the agreements through commercialization of products, of which, we expect to pay up to $100,000 during fiscal year 2007 and $6,600,000 upon approval of the first Anti-Phosphatidylserine Immunotherapeutics product. In addition, under one of the agreements, we are required to pay future milestone payments upon the completion of Phase II clinical trial enrollment in the amount of 75,000 pounds sterling, the amount of which will continue as an annual license fee thereafter, plus a royalty on net sales of any products that we market that utilize the underlying technology. In the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.

During fiscal years 2006 and 2004, we expensed $450,000 and $100,000, respectively, under in-licensing agreement covering our Anti-PS Immunotherapeutics technology platform, which is included in research and development expense in the accompanying consolidated financial statements.

Other Licenses Covering Products in Pre-Clinical Development

During August 2001, we entered into an exclusive worldwide license for a new pre-clinical compound from the University of Texas Southwestern Medical Center. This new compound, named 2C3, added to our anti-cancer platform technologies in the anti-angiogenesis field. Under this license agreement, we paid an up-front license fee and are obligated to pay annual maintenance fees, future milestone payments based on development progress, plus a royalty on net sales. Our aggregate future milestone payments under this exclusive worldwide license are $450,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments under this agreement for at least the next fiscal year.

In April 1997, in conjunction with the acquisition of Vascular Targeting Technologies, Inc. (formerly known as Peregrine Pharmaceuticals, Inc.), we gained access to certain exclusive licenses for Vascular Targeting Agents (“VTAs”) technologies from various institutions. In conjunction with various licensing agreements covering our VTA technology, we are required to pay combined annual fees of $50,000 plus milestone payments based on the development success of the technologies and a royalty on net sales. Our aggregate future milestone payments under these exclusive licenses are $1,688,000 assuming the achievement of all development milestones under the agreements through commercialization of the product, which are due at various stages of clinical development in accordance with the applicable license. We do not anticipate making any milestone payments for at least the next year under these agreements.

During February 2000, we entered into an exclusive worldwide licensing transaction with the University of Southern California for its Permeability Enhancing Protein (“PEP”) in exchange for an up-front payment plus future milestone payments and a royalty on net sales based on development success. The PEP technology is classified under our Vasopermeation Enhancing Agent (“VEA”) technology, which is designed to increase the uptake of chemotherapeutic agents into tumors. PEP is designed to be used in conjunction with the VEA technology platform. Our aggregate future milestone payments under our PEP and VEA exclusive worldwide licensing agreements are $115,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next fiscal year under this agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

During June 2003, September 2004, and November 2004, we entered into various binding term sheets with an unrelated entity regarding the generation of up to nine human antibodies under our platform technologies to be used as possible future clinical candidates. Under the terms of the binding terms sheets, we paid a non-refundable upfront technology access fee for each human antibody project initiated and we are obligated to pay future milestones payments based on the achievement of development milestones, plus a royalty on net sales. Our aggregate future milestone payments range from $5.75 million to $6.05 million per human antibody generated by the unrelated entity upon the achievement of certain development milestones through commercialization. During fiscal years 2006, 2005 and 2004, we expensed $185,000, $150,000 and $200,000, respectively, in non-refundable upfront technology access fees under the binding term sheets upon the initiation to generate four human antibodies, the amounts of which are included in research and development expense in the accompanying consolidated financial statements.

During December 2003, we entered into a research collaboration agreement with an unrelated entity regarding the humanization of one of our Anti-Phosphatidylserine Immunotherapeutic antibodies to be used as a possible future generation clinical candidate. Under the terms of the research collaboration agreement, we are required to pay a non-refundable up-front license fee, antibody development milestone fees, clinical development milestone fees and a royalty on net sales. During January and October 2004, we issued and sold 243,101 and 107,665 shares of our common stock to the unrelated entity, respectively, for payment of the non-refundable up-front license fee of 90,000 pounds sterling and for aggregate antibody development milestone fees of 360,000 pounds sterling. These shares were valued at $802,000 based on the more readily determinable value of the services received or the fair value of the common stock issued, of which, $186,000 and $616,000 was recorded as research and development expense in the accompanying consolidated financial statements during fiscal year 2005 and 2004, respectively. Our minimum aggregate future milestone payments under this agreement are $3,250,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next fiscal year under this agreement.

During July 2004, we announced that we entered into a worldwide exclusive licensing agreement for intellectual property related to Phosphatidylserine conjugates and Anti-Phosphatidylserine (Anti-PS) antibodies from The University of Texas M. D. Anderson Cancer Center related to generating an immune response for the treatment of cancer and other indications. Under the terms of the agreement, we paid The University of Texas M. D. Anderson Cancer Center a non-refundable up-front fee of $150,000, which is included in research and development expense in fiscal year 2005 in the accompanying consolidated financial statements, and we are obligated to pay future milestone fees based on the clinical progress of products that fall under the licensed intellectual property and a royalty on net sales as defined in the agreement. Our aggregate future milestone payments under this licensing agreement are $1,700,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next fiscal year under this agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

Out-Licensing Collaborations

In addition to our in-licensing collaborations, the following represents a summary of our key out-licensing collaborations.

During September 1995, we entered into an agreement with Cancer Therapeutics, Inc. whereby we granted to Cancer Therapeutics, Inc. the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China. In addition, we are entitled to receive 50% of the distributed profits received by Cancer Therapeutics, Inc. from the Chinese pharmaceutical company. Cancer Therapeutics, Inc. has the right to 20% of the distributed profits under the agreement with the Chinese pharmaceutical company. During March 2001, we extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. In exchange for this extension, Cancer Therapeutics, Inc. agreed to pay us ten percent (10%) of all other consideration received by Cancer Therapeutics, Inc., excluding research funding. Through fiscal year ended April 30, 2006, we have not received any amounts under the agreement.

During October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our TNT technology for use in the application of cytokine fusion proteins. During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of agreement, we would receive a royalty on net sales if a product is approved under the agreement. Merck KGaA has not publicly disclosed the development status of its program.

During February 2001, we completed a licensing deal with SuperGen, Inc. (“SuperGen”) to license a segment of our VTA technology, specifically related to Vascular Endothelial Growth Factor (“VEGF”). Under the terms of the licensing agreement, we will receive an annual license fee of $200,000 in cash or SuperGen common stock until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF technology. In addition, we could receive additional milestone payments based on SuperGen’s development success, plus receive a royalty on net sales of all drugs commercialized by SuperGen utilizing the VEGF technology. We could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen. As of April 30, 2006, SuperGen has not filed an Investigational New Drug Application in the United States utilizing the VEGF technology.

During December 2002, we granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under our VTA technology. Under the terms of the agreement, we received an up-front payment of $300,000 that is being amortized over an estimated period of 48 months, of which, $50,000 is included in deferred license revenue in accordance with SAB No. 104 in the accompanying consolidated financial statements at April 30, 2006. Under this license agreement, the obligation period was not contractually defined and we exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license. The estimated period of 48 months was primarily determined based on the historical experience with Schering A.G. under a separate license agreement. In addition, we could also receive future milestone payments and a royalty on net sales, as defined in the agreement. Under the same agreement, we granted Schering A.G. an option to obtain certain non-exclusive rights to the VTA technology with predetermined up-front fees and milestone payments as defined in the agreement. Schering A.G. has not publicly disclosed the development status of its program.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

During August 2005, we licensed certain intellectual property rights under our VTA technology to Medarex, Inc., which allows Medarex, Inc. to develop and commercialize certain monoclonal antibodies for the treatment of a wide range of solid tumors. Under the terms of the agreement, we could receive up to $5.95 million in future payments based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement. Medarex has not publicly disclosed the development status of its program.

8.	STOCKHOLDERS' EQUITY

Adoption of a Stockholder Rights Agreement

On March 16, 2006, our Board of Directors adopted a Stockholder Rights Agreement (“Rights Agreement”) that is designed to strengthen the ability of the Board of Directors to protect the interests of our stockholders against potential abusive or coercive takeover tactics and to enable all stockholders the full and fair value of their investment in the event that an unsolicited attempt is made to acquire Peregrine. The adoption of the Rights Agreement is not intended to prevent an offer the Board of Directors concludes is in the best interest of Peregrine and its stockholders.

Under the Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of our common stock held by shareholders of record as of the close of business on March 27, 2006. Each Right will entitle holders of each share of our common stock to buy one thousandth (1/1,000th) of a share of Peregrine’s Series D Participating Preferred Stock, par value $0.001 per share, at an exercise price of $11.00 per share, subject to adjustment. The Rights are neither exercisable nor traded separately from our common stock. The Rights will become exercisable and will detach from the common shares if a person or group acquires 15% or more of our outstanding common stock, without prior approval from our Board of Directors, or announces a tender or exchange offer that would result in that person or group owning 15% or more of our common stock. Each Right, when exercised, entitles the holder (other than the acquiring person or group) to receive common stock of the Company (or in certain circumstances, voting securities of the acquiring person or group) with a value of twice the Rights exercise price upon payment of the exercise price of the Rights.

Peregrine will be entitled to redeem the Rights at $0.001 per Right at any time prior to a person or group achieving the 15% threshold. The Rights will expire on March 16, 2016.

Financing Under Shelf Registration Statements On Form S-3

During fiscal years 2006, 2005, and 2004, we entered into various financing transactions under the following shelf registration statements on Form S-3, which were declared effective by the Securities and Exchange Commission on various dates described in the below table, allowing us to issue, from time to time, in one or more offerings the following number of shares of our common stock and warrants to purchase shares of our common stock:

Registration Statement No.	Shelf Effective Date	Number of Shares of Common Stock Registered	Number of Warrants Registered
333-71086	November 2001	10,000,000	2,000,000
333-103965	March 2003	10,000,000	-
333-109982	October 2003	12,000,000	-
333-121450	December 2004	12,000,000	-
333-128322	September 2005	12,000,000	-
333-132872	March 2006	15,000,000	-

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

The following tables summarize the financing transactions we entered into during fiscal years 2004, 2005, and 2006 under the above shelf registration statements:

FISCAL YEAR 2004
Description of Financing Transaction	Number of Common Stock Shares Issued	Number of Warrants Issued	Net Issuance Value
Common stock purchase agreement dated June 6, 2003	2,412,448	150,000	$1,971,000
Common stock purchase agreement dated June 26, 2003	1,599,997	-	$1,739,000
Option granted under the common stock purchase agreement dated June 26, 2003	1,599,997	-	$1,786,000
Common stock purchase agreement dated July 24, 2003	2,000,000	-	$2,887,000
Common stock purchase agreement dated September 18, 2003	2,800,000	-	$5,273,000
Common stock purchase agreement dated November 17, 2003	2,000,000	-	$4,256,000
Common stock purchase agreement dated January 22, 2004	1,000,000	-	$2,275,000
Common stock issued to unrelated entities for research services	243,101	-	$648,000
	13,655,543	150,000	$20,835,000

FISCAL YEAR 2005
Description of Financing Transaction	Number of Common Stock Shares Issued	Number of Warrants Issued	Net Issuance Value
Common stock purchase agreement dated March 31, 2004	3,000,000	-	$3,207,000
Common stock purchase agreement dated January 31, 2005	3,000,000	-	$3,279,000
Common stock issued to unrelated entities for research services	1,174,682	-	$1,449,000
	7,174,682	-	$7,935,000

FISCAL YEAR 2006
Description of Financing Transaction	Number of Common Stock Shares Issued	Number of Warrants Issued	Net Issuance Value
Common stock purchase agreement dated January 31, 2005	1,582,217	-	$1,576,000
Common stock purchase agreement dated May 11, 2005	3,125,000	-	$2,989,000
Common stock purchase agreement dated June 22, 2005	8,000,000	-	$6,691,000
Common stock purchase agreement dated November 23, 2005	8,000,000	-	$6,719,000
Common stock purchase agreement dated April 5, 2006	4,000,000	-	$4,919,000
Common stock issued to unrelated entities for research services	695,820	-	$907,000
	25,403,037	-	$23,801,000

As of April 30, 2006, an aggregate of 15,179,180 shares of common stock were available for issuance under two of the shelf registration statements noted above.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

On June 16, 2006, we entered into a Common Stock Purchase Agreement whereby we sold 9,285,714 shares of our common stock in exchange for net proceeds of $13,000,000. As of June 30, 2006, an aggregate 5,893,466 shares of common stock were registered and available for issuance under two separate shelf registration statements.

Financing Under Securities Purchase Agreement

In addition to the above financing transactions pursuant to our shelf registration statements, on August 9, 2002, we entered into a private placement with two investors under a Securities Purchase Agreement (“SPA”) and issued an aggregate of 1,923,078 shares of our common stock in exchange for gross proceeds of $1,250,000. In conjunction with the private placement, we issued warrants to purchase up to an aggregate of 1,442,309 shares of our common stock. The warrants have a four year term and are exercisable six months after the date of issuance at an exercise price of $0.71 per share. During fiscal year 2004, the two investors exercised all 1,442,309 warrants in exchange for gross proceeds of $1,024,000 at the exercise price of $0.71 per share.

Also on August 9, 2002, we agreed to sell 3,298,462 shares of our common stock at a negotiated price of $0.65 per share in exchange for gross proceeds of $2,144,000 to one investor. In conjunction with this offering, we issued a four-year warrant to purchase up to 4,648,846 shares of our common stock at an exercise price of $0.71 per share. As of April 30, 2006, warrants to purchase up to 4,648,846 shares our common stock, which expire in August 2006, were outstanding under the SPA.

Shares Of Common Stock Authorized And Reserved For Future Issuance

In accordance with our shares reserved for issuance under our Shelf registration statements, stock option plans and warrant agreements, we have reserved 38,797,530 shares of our common stock at April 30, 2006 for future issuance, calculated as follows:

Number of shares reserved
Shares reserved under two effective shelf registration statements	15,179,180
Options issued and outstanding	11,307,279
Options available for future grant	5,346,418
Warrants issued and outstanding	6,964,653
Total shares reserved	38,797,530

In addition, up to 1,302,033 shares of common stock could potentially be issued under our 2005 Stock Option Plan for the possible issuance of shares under our Stock Bonus Plan (Note 9).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

9.	STOCK OPTIONS

We maintain four equity compensation plans, the 1996 Plan, the 2002 Plan, the 2003 Plan, and the 2005 Plan. The 1996, 2003 and 2005 Plans were approved by our stockholders while the 2002 Plan was not submitted for stockholder approval.

Equity Compensation Plans Approved by Stockholders

We have three incentive stock option plans with outstanding options as of April 30, 2006: the 1996 Plan, the 2003 Plan, and the 2005 Plan. The plans provide for the granting of options to purchase shares of our common stock at prices not less than the fair market value of our common stock at the date of grant and generally expire ten years after the date of grant.

The 1996 Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of our common stock. The number of shares for which options may be granted under the 1996 Plan automatically increases for all subsequent common stock issuances by us in an amount equal to 20% of such subsequent issuances up to a maximum of 10,000,000 options as long as the total shares allocated to the 1996 Plan do not exceed 20% of our authorized stock. As a result of issuances of our common stock subsequent to the adoption of the 1996 Plan, the number of shares for which options may be granted has increased to 10,000,000. Options granted generally vest over a period of four years with a maximum term of ten years. As of April 30, 2006, options to purchase 4,321,328 shares of our common stock were outstanding under the 1996 Plan and 56,437 options were available for grant under the 1996 Plan.

During October 2003, our stockholders approved the 2003 Stock Incentive Plan (“2003 Plan”) for the issuance of options to purchase up to 5,000,000 shares of the Company’s common stock. The 2003 Plan provides for the granting of options to purchase shares of our common stock at prices not less than the fair market value of the stock at the date of grant and which generally expire ten years after the date of grant. As of April 30, 2006, options to purchase 4,745,508 shares of our common stock were outstanding under the 2003 Plan and 254,492 options were available for grant under the 2003 Plan.

During October 2005, our stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”) which provides for the granting of stock options to purchase shares of our common stock at prices not less than the fair market value of our common stock on the date of grant or for the direct issuance of stock as a bonus for services rendered. The 2005 Plan provides for the issuance of up to 5,000,000 shares of common stock. Options granted under the 2005 Plan generally expire ten years after the date of grant. As of April 30, 2006, there were no options outstanding to purchase shares of our common stock under the 2005 Plan and 4,971,048 options were available for grant under the 2005 Plan. In addition, during February 2005, the Compensation Committee of the Board of Directors approved a Stock Bonus Plan that would reward key employees and consultants in shares of the Company’s common stock, which shares would be issued under our 2005 Plan. The total options available for grant of 4,971,048 under the 2005 Plan excludes shares of our common stock reserved for under our Stock Bonus Plan due to the uncertainty of achieving the performance milestones that are required to be achieved before shares of common stock are issued under the Stock Bonus Plan. In the event that all remaining milestones were achieved under the Stock Bonus Plan, we would issue up to 1,302,033 additional shares of common stock under the 2005 Plan during fiscal year 2007 for the achievement of performance milestones.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

Equity Compensation Plans Not Approved by Stockholders

During June 2002, we adopted a broad-based non-qualified stock option plan (“2002 Plan”) for the issuance of up to 3,000,000 options. The 2002 Plan provides for the granting of options to purchase shares of our common stock at prices not less than the fair market value of our common stock at the date of grant and generally expire ten years after the date of grant. As of April 30 2006, options to purchase 2,058,779 shares of our common stock were outstanding under the 2002 Plan and 64,441 options were available for grant under the 2002 Plan.

In addition to the 2002 Plan, during 1999, we granted non-qualified options, which are not part of any compensation plan, to purchase up to an aggregate of 1,500,000 shares of our common stock. As of April 30, 2006, options to purchase 181,664 shares of our common stock were outstanding. The resale of the underlying shares of common stock is registered on a registration statement on Form S-3.

Option activity for all option plans for each of the three years ended April 30, 2006 is as follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
BALANCE,
Beginning of year	11,182,640	$1.61	11,704,205	$1.48	9,580,458	$1.16

Granted	1,128,481	$1.14	3,149,829	$1.52	4,187,947	$2.09

Exercised	(154,230)	$0.79	(2,120,806)	$0.66	(1,131,242)	$0.61

Forfeited or Expired	(849,612)	$1.80	(1,550,588)	$1.77	(932,958)	$1.99
BALANCE,
End of year	11,307,279	$1. 56	11,182,640	$1.61	11,704,205	$1.48

Additional information regarding options outstanding as of April 30, 2006 is as follows:

		Options Outstanding		Options Exercisable
Range of Per Share Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Per Share Exercise Price	Number of Shares Exercisable	Weighted Average Per Share Exercise Price
$ 0.34 - $ 1.05	2,470,284	5.64	$ 0.63	1,765,078	$ 0.50
$ 1.06 - $ 1.31	2,264,616	6.23	$ 1.20	1,766,182	$ 1.21
$ 1.32 - $ 1.62	2,412,351	7.34	$ 1.49	1,172,135	$ 1.51
$ 1.63 - $ 2.19	558,900	6.76	$ 1.92	359,575	$ 1.95
$ 2.20 - $ 5.28	3,601,128	7.15	$ 2.41	3,416,562	$ 2.42
$ 0.34 - $ 5.28	11,307,279	6.66	$ 1.56	8,479,532	$ 1.62

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

10.	WARRANTS

As of April 30, 2006, we had warrants outstanding to purchase up to 6,964,653 shares of our common stock at exercise prices ranging between $0.71 and $2.50 per share with a weighted average exercise price of $0.86 per share.

Additional information regarding warrants outstanding as of April 30, 2006, is as follows:

Range of Per Share Exercise Prices	Number of Warrants Outstanding	Weighted Average Per Share Exercise Price	Expiration Date or Date Range
$0.71 - $0.75	4,916,788	$0.71	8/8/06
$0.86	62,865	$0.86	6/8/07
$1.00	1,350,000	$1.00	11/16/06
$1.47 - $2.50	635,000	$1.72	1/31/07 - 3/31/08
$0.71 - $2.50	6,964,653	$0.86	8/6/06 - 3/31/08

During fiscal years 2005 and 2004, we granted 350,000 warrants and 150,000 warrants, respectively, under two separate transactions. There were no warrants granted during fiscal year 2006. The relative fair value of the warrants was determined in accordance with the Black-Scholes valuation model based on the underlying warrant terms. The warrants granted during fiscal year 2005 pertain to services being provided by a non-employee consultant. The warrant has a three year term, an exercise price of $1.47 per share, expires March 31, 2008, and was outstanding at April 30, 2006. We utilized the Black-Scholes valuation model to calculate the fair value of the warrant, which was recorded as stock-based compensation in the accompanying consolidated financial statements. The warrants granted in fiscal year 2004 to purchase up to 150,000 shares of our common stock were issued in connection with the common stock purchase agreement dated June 6, 2003, of which, 62,865 warrants were outstanding at April 30, 2006. The warrants have a 4-year term with an exercise price of $0.86 per share and expire in June 2007.

During fiscal year 2006, warrants to purchase 812,512 shares of our common stock were exercised on a cash basis under various transactions for net proceeds of $611,000 and the issuance of 812,512 shares of our common stock. During fiscal year 2005, warrants to purchase 2,495,414 shares of our common stock were exercised on a combined cash and cashless basis under various transactions for net proceeds of $747,000 and the issuance of 2,419,790 shares of our common stock. During fiscal year 2004, warrants to purchase 4,087,871 shares of our common stock were exercised on a combined cash and cashless basis under various transactions for net proceeds of $2,786,000 and the issuance of 4,063,251 shares of our common stock.

During fiscal years 2006 and 2005, 5,764,631 and 324,638 warrants, respectively, to purchase shares of common stock expired unexercised.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

11.	SEGMENT REPORTING

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of targeted therapeutics for the treatment of viral infections and cancer using monoclonal antibodies. Avid is engaged in providing contract manufacturing of biologics and related services to biopharmaceutical and biotechnology businesses.

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

Segment information for fiscal years 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
Net Revenues:
Contract manufacturing and development of biologics	$3,005,000	$4,684,000	$3,039,000
Research and development of biotherapeutics	188,000	275,000	275,000
Total net revenues	$3,193,000	$4,959,000	$3,314,000

Gross Profit (Loss):
Contract manufacturing and development of biologics	$(292,000)	$283,000	$827,000
Research and development of biotherapeutics	188,000	275,000	275,000
Total gross profit (loss)	$(104,000)	$558,000	$1,102,000

Research and development expense of biotherapeutics	(12,415,000)	(11,164,000)	(9,673,000)
Selling, general and administrative expense	(6,564,000)	(5,098,000)	(4,225,000)
Net other income (expense)	2,022,000	252,000	(1,549,000)
Net loss	$(17,061,000)	$(15,452,000)	$(14,345,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

Net revenues generated from Avid during fiscal years 2006, 2005 and 2004 were primarily from the following customers:

	2006	2005	2004
Customer revenues as a % of net revenues:
United States (customer A)	73%	51%	4%
United States (customer B)	2%	15%	24%
Germany (one customer)	10%	0%	3%
Israel (one customer)	1%	32%	67%
Other customers	14%	2%	2%
Total customer revenues as a % of net revenues	100%	100%	100%

Net revenues generated from Peregrine during fiscal years 2006, 2005 and 2004 were primarily from annual license fees received under the license agreement with SuperGen, Inc. combined with the amortized portion of an up-front license fee received under the December 2003 license agreement with Schering A.G. (Note 7).

Long-lived assets consist of the following at April 30, 2006 and April 30, 2005:

	2006	2005
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,516,000	$1,291,000
Research and development of biotherapeutics	390,000	347,000
Total long-lived assets, net	$1,906,000	$1,638,000

12.	INCOME TAXES

The provision for income taxes consists of the following for the three years ended April 30, 2006:

	2006	2005	2004
Provision for federal income taxes at statutory rate	$(5,801,000)	$(5,254,000)	$(4,877,000)
State income taxes, net of federal benefit	(995,000)	(902,000)	(837,000)
Expiration and adjustment of loss carryforwards	719,000	4,513,000	891,000
Change in valuation allowance	6,048,000	1,628,000	6,746,000
Increase of effective tax rate for net state deferred tax asset	-	-	(1,941,000)
Other, net	29,000	15,000	18,000
Income tax (expense) benefit	$-	$-	$-

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets at April 30, 2006 and 2005 are as follows:

	2006	2005

Net operating loss carryforwards	$48,147,000	$41,628,000
Stock-based compensation	1,676,000	1,495,000
General business and research and development credits	118,000	118,000
Deferred revenue	233,000	226,000
Accrued liabilities	1,126,000	1,785,000

Total deferred tax assets	51,300,000	45,252,000
Less valuation allowance	(51,300,000)	(45,252,000)

Net deferred tax assets	$-	$-

At April 30, 2006, we had federal net operating loss carryforwards and tax credit carryforwards of approximately $131,000,000 and $118,000, respectively. The net operating loss carryforwards expire in fiscal years 2007 through 2026. The net operating losses of $2,986,000 applicable to Vascular Targeting Technologies, our wholly-owned subsidiary, can only be offset against future income of that subsidiary. The tax credit carryforwards begin to expire in fiscal year 2008 and are available to offset the future taxes or our subsidiary. We also have state net operating loss carryforwards of approximately $68,200,000 at April 30, 2006, which begin to expire in fiscal year 2007.

Due to ownership changes in our common stock, there may be limitations on our ability to utilize our net operating loss carryforwards in the future.

13.	RELATED PARTY TRANSACTION

During fiscal years 2005 and 2004, we paid Equiplace Securities, LLC (“Equiplace”) $12,000 and $72,000, respectively, for Avid business development services provided by employees of Equiplace under a Finder’s Agreement. Mr. Swartz, a member of our Board of Directors, owns fifty percent (50%) of Equiplace. The Finder Fee Agreement was canceled on June 30, 2004 and no commissions were paid under the agreement.

14.	BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all regular employees who are at least the age of 21, work at least 25 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation or a maximum of $15,000. We made no matching contributions to the Plan since its inception.

15.	SUBSEQUENT EVENTS

On June 16, 2006, we entered into a Common Stock Purchase Agreement with one institutional investor whereby we sold 9,285,714 shares of our common stock in exchange for net proceeds of $13,000,000 (Note 8).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006 (continued)

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30,		January 31,	October 31,	July 31,		April 30,		January 31,	October 31,	July 31,
	2006		2006	2005	2005		2005		2005	2004	2004
Net revenues	$901,000		$1,528,000	$556,000	$208,000		$919,000		$1,353,000	$2,183,000	$504,000
Cost of sales	$1,477,000	(a)	$1,088,000	$428,000	$304,000	(b)	$1,136,000	(c)	$1,273,000	$1,544,000	$448,000
Gross profit (loss)	$(576,000)		$440,000	$128,000	$(96,000)		$(217,000)		$80,000	$639,000	$56,000
Operating expenses	$4,934,000		$4,922,000	$4,814,000	$4,309,000		$4,498,000		$3,886,000	$4,341,000	$3,537,000
Net loss	$(5,038,000)		$(3,113,000)	$(4,571,000)	$(4,339,000)		$(4,657,000)		$(3,744,000)	$(3,638,000)	$(3,413,000)

Basic and diluted loss per common share	$(0.02)		$(0.02)	$(0.03)	$(0.03)		$(0.03)		$(0.03)	$(0.03)	$(0.02)
______________
(a)
Cost of sales for the quarter ended April 30, 2006 includes the write-off of unusable work-in-process inventory generated during the quarter ended April 30, 2006 in the amount of $698,000 combined with a contract loss provision associated with one customer in the amount of $184,000.

(b)
Cost of sales for the quarter ended July 31, 2005 includes additional costs incurred during the quarter ended July 31, 2005 to provide additional data to support required studies for current customers.

(c)	Cost of sales for the quarter ended April 30, 2005 includes the write-off of unusable work-in-process inventory generated during the quarter ended April 30, 2005 in the amount of $605,000.

PEREGRINE PHARMACEUTICALS, INC.
SCHEDULE II
VALUATION OF QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2006

	Balance at	Charged		Balance
	Beginning	to costs and		at end
Description	of period	expenses	Deductions	of period

Valuation reserve for note and other receivables for the year ended April 30, 2004	$1,704,000	$-	$(59,000)	$1,645,000

Valuation reserve for note and other receivables for the year ended April 30, 2005	$1,645,000	$-	$(64,000)	$1,581,000

Valuation reserve for note and other receivables for the year ended April 30, 2006	$1,581,000	$-	$(1,581,000)	$-