Form 10-Q
period 2006-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2006-09-11
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 5, 2006
Common Stock, $0.001 par value per share	193,796,708 shares

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2006	APRIL 30, 2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,500,000	$17,182,000
Trade and other receivables, net of allowance for doubtful accounts of $20,000 (July 2006)	262,000	579,000
Inventories	971,000	885,000
Prepaid expenses and other current assets	1,127,000	1,466,000

Total current assets	30,860,000	20,112,000

PROPERTY:
Leasehold improvements	640,000	618,000
Laboratory equipment	3,468,000	3,444,000
Furniture, fixtures and office equipment	666,000	666,000

	4,774,000	4,728,000
Less accumulated depreciation and amortization	(2,937,000)	(2,822,000)

Property, net	1,837,000	1,906,000

Other assets	658,000	658,000

TOTAL ASSETS	$33,355,000	$22,676,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JULY 31, 2006	APRIL 30, 2006
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,148,000	$1,233,000
Accrued clinical trial site fees	151,000	170,000
Accrued legal and accounting fees	135,000	250,000
Accrued royalties and license fees	153,000	138,000
Accrued payroll and related costs	624,000	850,000
Notes payable, current portion	436,000	429,000
Capital lease obligation, current portion	15,000	15,000
Deferred revenue	317,000	563,000
Other current liabilities	940,000	836,000

Total current liabilities	3,919,000	4,484,000

Notes payable, less current portion	386,000	498,000
Capital lease obligation, less current portion	43,000	47,000
Deferred license revenue	17,000	21,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$.001 par value; authorized 250,000,000 shares; outstanding - 193,528,766 and 179,382,191, respectively	193,000	179,000
Additional paid-in capital	221,118,000	204,546,000
Deferred stock compensation	-	(235,000)
Accumulated deficit	(192,321,000)	(186,864,000)

Total stockholders' equity	28,990,000	17,626,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,355,000	$22,676,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	July 31, 2006	July 31, 2005
	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$398,000	$189,000
License revenue	23,000	19,000
Total revenues	421,000	208,000

COSTS AND EXPENSES:
Cost of contract manufacturing	530,000	304,000
Research and development	4,041,000	2,792,000
Selling, general and administrative	1,641,000	1,517,000
Total costs and expenses	6,212,000	4,613,000

LOSS FROM OPERATIONS	(5,791,000)	(4,405,000)

OTHER INCOME (EXPENSE):
Interest and other income	349,000	76,000
Interest and other expense	(15,000)	(10,000)

NET LOSS	$(5,457,000)	$(4,339,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	184,108,083	160,035,717

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JULY 31,
	2006	2005
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,457,000)	$(4,339,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,000	101,000
Stock-based compensation and issuance of common stock under stock bonus plan	373,000	104,000
Amortization of expenses paid in shares of common stock	209,000	278,000
Changes in operating assets and liabilities:
Trade and other receivables	317,000	81,000
Inventories	(86,000)	(184,000)
Prepaid expenses and other current assets	130,000	(19,000)
Accounts payable	(85,000)	(247,000)
Accrued clinical trial site fees	(19,000)	9,000
Deferred revenue	(250,000)	189,000
Accrued payroll and related costs	(226,000)	(340,000)
Other accrued expenses and current liabilities	4,000	(201,000)

Net cash used in operating activities	(4,975,000)	(4,568,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(46,000)	(208,000)
Increase in other assets	-	(11,000)

Net cash used in investing activities	(46,000)	(219,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under notes payable	-	267,000
Principal payments on notes payable and capital lease	(109,000)	(57,000)
Proceeds from issuance of common stock, net of issuance costs of $46,000 and $46,000, respectively	16,448,000	11,256,000
Net cash provided by financing activities	16,339,000	11,466,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,318,000	6,679,000

CASH AND CASH EQUIVALENTS, beginning of period	17,182,000	9,816,000

CASH AND CASH EQUIVALENTS, end of period	$28,500,000	$16,495,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2006 (unaudited)

1.     BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (“Peregrine”), a biopharmaceutical company with a broad portfolio of products under development, and its wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”), which performs contract manufacturing of biologics and related services (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at July 31, 2006, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three-month periods ended July 31, 2006 and 2005. We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted. Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2006. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of our years since inception. Since inception, we have financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the three months ended July 31, 2006 and 2005 amounted to $398,000 and $189,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover our anticipated consolidated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond fiscal year 2007. At July 31, 2006, we had $28,500,000 in cash and cash equivalents compared to $17,182,000 at April 30, 2006.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2006 (unaudited)

We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock from our shelf registration statements on Form S-3 which, as of July 31, 2006, we had an aggregate of approximately 5,893,000 shares available for possible future registered transactions; provided, however, in connection with our financing on June 16, 2006, we agreed not to (i) file another shelf registration statement pursuant to Rule 415 of the Securities Act of 1933, as amended, for a period of one hundred eighty days following June 16, 2006, nor (ii) without the prior written consent of the purchaser in such financing, prior to January 2, 2007, enter into any subsequent or further offer to sell securities at a price or possible price below $2.50 per share. Notwithstanding the availability of our Form S-3, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond fiscal year 2007.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Prepaid Expenses - Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date. During fiscal year 2006, we prepaid various research and development related services through the issuance of shares of our common stock to unrelated entities, which are expensed once the services have been provided under the terms of the arrangement. As of July 31, 2006 and April 30, 2006, prepaid expenses and other current assets in the accompanying condensed consolidated financial statements include $657,000 and $866,000, respectively, in research and development services prepaid in shares of our common stock.

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid. Inventories consist of the following at July 31, 2006 and April 30, 2006:

	July 31, 2006	April 30, 2006
Raw materials	$644,000	$565,000
Work-in-process	327,000	320,000
Total inventories	$971,000	$885,000

        Comprehensive Loss - Comprehensive loss is equal to net loss for all periods presented.

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three months ended July 31, 2006 and 2005.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2006 (unaudited)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 4,815,222 and 3,261,033 shares of common stock for the three months ended July 31, 2006 and 2005, respectively, as the impact of such options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes outstanding options and warrants to purchase up to 5,292,369 and 14,742,319 shares of common stock for the three months ended July 31, 2006 and 2005, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Recent Accounting Pronouncements - In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which we would be required to implement no later than May 1, 2007. We have not yet evaluated the potential impact of adopting FIN 48 on our consolidated financial statements.

3.     STOCK-BASED COMPENSATION

We currently maintain four equity compensation plans referred to as the 1996 Plan, the 2002 Plan, the 2003 Plan, and the 2005 Plan. Each Plan provides for the granting of options to purchase shares of our common stock at prices not less than the fair market value of our common stock at the date of grant. The options generally vest over four years and generally expire ten years after the date of grant.

Prior to fiscal year 2007, we accounted for these Plans in accordance with Accounting Principles Board No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and Related Interpretations, as permitted by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized in the accompanying condensed statements of operations for the three months ended July 31, 2005 related to stock option grants, as all options granted under our equity compensation plans had an exercise price at least equal to the fair market value of the underlying common stock on the grant date.

Effective May 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), which supersedes our previous accounting under APB No. 25. SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including grants of employee stock options. In addition, SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods (vesting period). We adopted SFAS 123R using the modified-prospective method and, accordingly, stock-based compensation cost recognized beginning May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2006 (unaudited)

Our net loss for the three months ended July 31, 2006 was increased by $299,000 as a result of the application of SFAS No. 123R and the recognized stock-based compensation costs are included in the accompanying condensed consolidated statements of operations as follows:

Three Months Ended July 31, 2006
Research and development	$166,000
Selling, general and administrative	133,000
Total	$299,000

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period (typically 4 years). Use of a valuation model requires the Company to make certain estimates and assumptions with respect to selected model inputs. Expected volatility is based on daily historical volatility of our stock covering the estimated expected term. The expected term of options granted is based on the expected time to exercise. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options on the date of grant and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model during the periods presented, were as follows:

	Three Months Ended July 31,
	2006	2005
Risk-free interest rate	5.00%	3.88%
Expected life (in years)	6.25	5.49
Expected volatility	101%	103%
Expected dividend yield	-	-

As of July 31, 2006, options to purchase up to 11,424,579 shares of our common stock were issued and outstanding under our stock option plans with a weighted average exercise price of $1.56 per share and expire at various dates through July 31, 2016. Options to purchase up to 5,167,103 shares of common stock were available for future grant under all stock option plans as of July 31, 2006. The total options available for grant of 5,167,103 excludes shares of our common stock reserved for under our February 2006 Stock Bonus Plan, which will remain effective through fiscal year ending April 30, 2007, due to the uncertainty of achieving the performance milestones that are required to be achieved before shares of common stock are issued under the Stock Bonus Plan. In the event that all remaining milestones are achieved under the Stock Bonus Plan, we would issue up to 1,246,628 additional shares of common stock under our 2005 Stock Incentive Plan during fiscal year 2007 for the achievement of performance milestones.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2006 (unaudited)

The following summarizes all stock option transaction activity for the three months ended July 31, 2006:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, May 1, 2006	11,307,279	$1.56
Granted	280,380	$1.49
Exercised	(34,313)	$1.27
Canceled or expired	(128,767)	$1.77
Outstanding, July 31, 2006	11,424,579	$1.56	6.48	$2,410,000

Exercisable and expected to vest	11,239,902	$1.56	0.41	$2,385,000
Exercisable, July 31, 2006	8,557,669	$1.62	5.77	$1,988,000

The weighted-average grant-date fair value of options granted during the three month periods ended July 31, 2006 and 2005 were $1.23 per share and $0.85 per share, respectively. Cash proceeds from stock options exercised during the quarter ended July 31, 2006 totaled $44,000. The aggregate intrinsic value of options exercised during the quarter ended July 31, 2006 was $13,000. No options were exercised during the quarter ended July 31, 2005.

We issue shares of common stock that are reserved for under our four compensation plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of July 31, 2006, the total estimated unrecognized compensation cost related to non-vested stock options was $1,811,000. This cost is expected to be recognized over a weighted average period of 1.85 years.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2006 (unaudited)

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net loss and loss per share for the three months ended July 31, 2006 as compared to the pro forma financial results for the three months ended July 31, 2005, adjusted for stock-based compensation:

	Three Months Ended
	July 31,2006	July 31,2005
Net loss, excluding the effect of employee stock-based compensation	$(5,158,000)	$(4,339,000)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(299,000)	(643,000)
Net loss, including the effect of stock-based compensation	$(5,457,000)	$(4,982,000)
Basic and diluted net loss per share:
Excluding the effect of stock-based compensation	$(0.03)	$(0.03)
Including the effect of stock-based compensation	$(0.03)	$(0.03)

Periodically, we grant stock options to non-employee consultants. The fair value of options granted to non-employees are measured untilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock-based compensation expense recorded during the three months ended July 31, 2006 and 2005 associated with non-employees amounted to $26,000 and $104,000, respectively.

4.      STOCKHOLDERS’ EQUITY

On June 16, 2006, we entered into a Common Stock Purchase Agreement with one institutional investor pursuant to which we sold 9,285,714 shares of our common stock in exchange for net proceeds of $12,970,000 (“June 16, 2006 Financing”). The shares of common stock were issued from our shelf registration statement on Form S-3, File Number 333-132872. No commissions were paid, nor warrants issued, in connection with this transaction. In addition, pursuant to the terms of the June 16, 2006 Financing, we agreed not to (i) file another shelf registration statement pursuant to Rule 415 of the Securities Act of 1933, as amended, for a period of one hundred eighty days following June 16, 2006, nor (ii) without the prior written consent of the purchaser in such financing, prior to January 2, 2007, enter into any subsequent or further offer to sell securities at a price or possible price below $2.50 per share.

As of July 31, 2006, an aggregate of 5,893,466 shares of common stock were available for future issuance under two separate effective shelf registration statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2006 (unaudited)

Shares of Common Stock Authorized and Reserved For Future Issuance

In accordance with our shelf registration statements, stock option plans and warrant agreements, we have reserved 24,650,955 shares of our common stock at July 31, 2006 for future issuance, detailed as follows:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved under two effective shelf registration statements	5,893,466
Options issued and outstanding	11,424,579
Options available for future grant	5,167,103
Warrants issued and outstanding	2,165,807
Total shares reserved	24,650,955

5.     WARRANTS

During the quarter ended July 31, 2006, warrants to purchase 4,798,846 shares of our common stock were exercised for cash under two separate transactions for net proceeds of $3,451,000.

As of July 31, 2006, warrants to purchase up to 2,165,807 shares of our common stock were issued and outstanding and exercisable at prices ranging between $0.75 and $2.50 per share with a weighted average exercise price of $1.17 per share and expire at various dates through March 31, 2008. Of the total warrants outstanding at July 31, 2006, warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $1.00 per share expire in November 2006, if unexercised.

6.     SEGMENT REPORTING

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of targeted biotherapeutics for the treatment of viral infections and cancer using monoclonal antibodies. Avid is engaged in providing contract manufacturing of biologics and related services to biopharmaceutical and biotechnology businesses.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2006 (unaudited)

Segment information for the three-month periods is summarized as follows:

	Three Months Ended July 31,
	2006	2005
Net Revenues:
Contract manufacturing and development of biologics	$398,000	$189,000
Research and development of biotherapeutics	23,000	19,000
Total net revenues	$421,000	$208,000

Gross Profit (Loss):
Contract manufacturing and development of biologics	$(132,000)	$(115,000)
Research and development of biotherapeutics	23,000	19,000
Total gross loss	(109,000)	(96,000)

Research and development expense of biotherapeutics	(4,041,000)	(2,792,000)
Selling, general and administrative expense	(1,641,000)	(1,517,000)
Other income, net	334,000	66,000
Net loss	$(5,457,000)	$(4,339,000)

Net revenues generated from Avid were from the following customers:

	Three Months Ended July 31,
	2006	2005
Customer revenues as a % of net revenues:
United States (customer A)	1%	37%
United States (customer B)	1%	20%
United States (customer C)	0%	37%
Australia (one customer)	93%	0%
Other customers	5%	6%
Total customer revenues as a % of net revenues	100%	100%

Net revenues generated from Peregrine during the three months ended July 31, 2006 and 2005 were primarily from the amortized portion of the up-front license fees under the December 2002 license agreement with Schering A.G.

Long-lived assets by segment consist of the following:
	July 31, 2006	April 30, 2006
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,461,000	$1,516,000
Research and development of biotherapeutics	376,000	390,000
Total long-lived assets, net	$1,837,000	$1,906,000

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

Company Overview

We are a biopharmaceutical company with a portfolio of clinical and pre-clinical stage monoclonal antibody-based targeted biotherapeutics for the treatment of solid cancers and viral infections. We are currently advancing three separate clinical trial programs for the treatment of cancer and chronic hepatitis C virus (“HCV”) infections. Under our Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutic platform technology, our lead candidate bavituximab is currently in a multi-center Phase I clinical trial for the treatment of solid cancers as well as a multi-center phase Ib clinical trial for the treatment of chronic HCV infection. Our third clinical program is a dose confirmation and dosimetry clinical trial using our lead Tumor Necrosis Therapy (“TNT”) agent, Cotara®, for the treatment of glioblastoma multiforme, a deadly form of brain cancer.

We are organized into two reportable operating segments: (i) Peregrine Pharmaceuticals, Inc. (“Peregrine”), the parent company, is engaged in the research and development of monoclonal antibody-based targeted biotherapeutics and (ii) Avid Bioservices, Inc. (“Avid”), a wholly owned subsidiary, is engaged in providing bio-manufacturing services for Peregrine and outside customers on a fee-for-services basis.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2006 and 2005. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which changes are further discussed below.

	Three Months Ended July 31,
	2006	2005	$ Change
REVENUES:
Contract manufacturing revenue	$398,000	$189,000	$209,000
License revenue	23,000	19,000	4,000
Total revenues	421,000	208,000	213,000

COSTS AND EXPENSES:
Cost of contract manufacturing	530,000	304,000	226,000
Research and development	4,041,000	2,792,000	1,249,000
Selling, general & administrative	1,641,000	1,517,000	124,000

Total costs and expenses	6,212,000	4,613,000	1,599,000

LOSS FROM OPERATIONS	(5,791,000)	(4,405,000)	(1,386,000)

OTHER INCOME (EXPENSE):
Interest and other income	349,000	76,000	273,000
Interest and other expense	(15,000)	(10,000)	(5,000)

NET LOSS	$(5,457,000)	$(4,339,000)	$(1,118,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues.

The increase in total revenues of $213,000 during the three months ended July 31, 2006 compared to the same period in the prior year was primarily due to an increase in contract manufacturing revenue of $209,000. The increase in contract manufacturing revenue was primarily due to an increase in the number of completed manufacturing runs associated with unrelated entities compared to the same three-month period in the prior year.

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

Cost of Contract Manufacturing.

The increase in cost of contract manufacturing of $226,000 during the three months ended July 31, 2006 compared to the same prior year period was primarily related to the current quarter increase in contract manufacturing revenue. This increase was further supplemented by a write-off of unusable work-in-process inventory generated for an unrelated entity during the current quarter combined with an estimated contract loss provision for the same unrelated entity, which amount in the aggregate totaled $208,000. We expect contract manufacturing costs to continue during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

The increase in research and development expenses of $1,249,000 during the three months ended July 31, 2006 compared to the same period in the prior year was primarily due to a net increase in expenses associated with our following platform technologies under development:

Technology Platform	R&D Expenses-Quarter Ended July 31, 2006	R&D Expenses-Quarter Ended July 31, 2005	$ Change
Anti-PS Immunotherapeutics (bavituximab)	$2,558,000	$1,589,000	$969,000
TNT (Cotara®)	832,000	768,000	64,000
VTA and Anti-Angiogenesis	532,000	333,000	199,000
VEA	119,000	102,000	17,000
Total R&D Expenses	$4,041,000	$2,792,000	$1,249,000

o
Anti-Phosphatidylserine (“Anti-PS”)Immunotherapeutics (bavituximab) - The increase in Anti-PS Immunotherapeutics program expenses of $969,000 during the three months ended July 31, 2006 resulted primarily from continuing efforts to support the development and clinical advancement of our first Anti-PS Immunotherapeutic agent, bavituximab. During the current fiscal year quarter, we increased clinical trial expenses to support two separate Phase I clinical studies using bavituximab for the treatment of advanced solid cancers and chronic hepatitis C virus infection (“HCV”). In addition, during the current quarter, we initiated patient enrollment in a separate Phase Ib HCV repeat dose clinical study designed to evaluate the safety and preliminary efficacy of repeat doses of bavituximab. These increases in clinical trial expenses were further supplemented with increases in manufacturing, payroll and related expenses and pre-clinical studies to support the possible expansion of bavituximab clinical trials in other anti-viral indications.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis - The increase in VTA and Anti-Angiogenesis program expenses of $199,000 during the current quarter is primarily due to increases in payroll and related expenses, sponsored research fees, allocated manufacturing expenses, and outside animal research studies associated with increased efforts to advance the pre-clinical development of our Anti-Angiogenesis program.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) - The increase in TNT program expenses of $64,000 during the current quarter compared to the same prior year quarter resulted primarily from increased clinical trial expenses to support the Cotara® dose confirmation and dosimetry clinical trial for the treatment of brain cancer in collaboration with the New Approaches to Brain Tumor Therapy consortium.

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

▪	the uncertainty of future clinical trial results;
▪	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
▪	the uncertainty of the Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;
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

The increase in selling, general and administrative expenses of $124,000 during the three months ended July 31, 2006 compared to the same period in the prior year is primarily due to increases in payroll and related expenses and stock-based compensation expense. Payroll and related expenses increased $115,000 from $617,000 in the prior three-month period to $732,000 in the current three-month period primarily due to an increase in headcount across most corporate functions to support our increased operations. In addition, non-cash stock-based compensation expense increased $52,000 primarily due to the adoption of SFAS No. 123R, Share-Based Payments, on May 1, 2006 as further discussed in Note 3, “Stock-based Compensation” to the condensed consolidated financial statements. These increases were offset with decreases in other general corporate matters primarily associated with incremental decreases in corporate legal fees, accounting fees, investor and public relation fees, and travel expenses.

Interest and Other Income.

The increase in interest and other income of $273,000 during the three months ended July 31, 2006 compared to the same period in the prior year was primarily due to a $144,000 increase in interest income as a result of a higher average cash balance on hand and higher prevailing interest rates during the current year three-month period compared to the same prior year period combined with a $129,000 increase in other income, which is primarily due to the sale of a trademark name.

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

Revenue Recognition

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

Stock-based Compensation Expense

Prior to May 1, 2006, we accounted for our equity compensation plans in accordance with Accounting Principles Board No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and Related Interpretations, as permitted by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized in our financial statements related to stock option grants, as all options granted under our equity compensation plans had an exercise price at least equal to the fair market value of the underlying common stock on the grant date. Effective May 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), using the modified-prospective method. Under the modified-prospective method, stock-based compensation cost recognized beginning May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

The fair value of each option grant is estimated using the Black-Scholes option valuation model and are amortized as compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (typically 4 years). Use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. Expected volatility is based on daily historical volatility of our stock covering the estimated expected term. The expected term of options granted is based on the expected time to exercise. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our loss from operations for the three-month period ended July 31, 2006 included stock-based compensation expense of $299,000. We believe that non-cash stock-based compensation expense for the remainder of fiscal year 2007 may be up to an additional approximately $700,000 based on actual shares granted and unvested as of July 31, 2006. However, the actual expense may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of the fiscal year, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

As of July 31, 2006, the total estimated unrecognized compensation cost related to non-vested stock options was $1,811,000. This cost is expected to be recognized over a weighted average period of 1.85 years.

Allowance for Doubtful Accounts

We continually monitor our allowance for doubtful accounts for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.

Liquidity and Capital Resources

As of July 31, 2006, we had $28,500,000 in cash and cash equivalents on hand compared to $17,182,000 at April 30, 2006. Although we have sufficient cash on hand to meet our current planned obligations through at least fiscal year 2007, our development efforts are highly dependent on our ability to raise additional capital to support our future operations.

We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of our years since inception. Since inception, we have financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the three months ended July 31, 2006 and 2005 amounted to $398,000 and $189,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover total anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond fiscal year 2007.

We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock from our shelf registration statements on Form S-3, which, as of July 31, 2006, we had an aggregate of approximately 5,893,000 shares available for possible future registered transactions; provided, however, in connection with our financing on June 16, 2006, we agreed not to (i) file another shelf registration statement pursuant to Rule 415 of the Securities Act of 1933, as amended, for a period of one hundred eighty days following June 16, 2006, nor (ii) without the prior written consent of the purchaser in such financing, prior to January 2, 2007, enter into any subsequent or further offer to sell securities at a price or possible price below $2.50 per share. Notwithstanding the availability of our Form S-3, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2006 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the three months ended July 31, 2006, cash used in operating activities increased $407,000 to $4,975,000 compared to $4,568,000 for the three months ended July 31, 2005. The increase in cash used in operating activities was primarily related to an increase of $904,000 in net cash used in operating activities before considering changes in operating assets and liabilities. This increase was primarily due to an increase in research and development expenses and selling, general and administrative expenses. This increase in cash used in operating activities before changes in operating assets and liabilities was offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $497,000.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	THREE MONTHS ENDED
	July 31, 2006	July 31, 2005
Net loss, as reported	$(5,457,000)	$(4,339,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	115,000	101,000
Stock-based compensation and common stock issued under stock bonus plan	373,000	104,000
Amortization of expenses paid in shares of common stock	209,000	278,000
Net cash used in operating activities before changes in operating assets and liabilities	$(4,760,000)	$(3,856,000)
Net change in operating assets and liabilities	$(215,000)	$(712,000)
Net cash used in operating activities	$(4,975,000)	$(4,568,000)

Cash Used In Investing Activities. Net cash used in investing activities decreased $173,000 to $46,000 for the three months ended July 31, 2006 compared to net cash used of $219,000 for the three months ended July 31, 2005. This decrease was primarily due to a $162,000 decrease in property acquisitions associated with property acquired in the prior year to support the expanded research efforts of Peregrine and the expanded services provided by Avid.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $4,873,000 to $16,339,000 for the three months ended July 31, 2006 compared to net cash provided of $11,466,000 for the three months ended July 31, 2005. Cash provided by financing activities during the three months ended July 31, 2006 was primarily due to proceeds received under a security purchase agreement whereby we sold and issued a total of 9,285,714 shares of our common stock in exchange for aggregate net proceeds of $12,970,000, which was supplemented with net proceeds of $3,478,000 from the exercise of stock options and warrants. Cash provided by financing activities during the three months ended July 31, 2005 was primarily due to net proceeds received under three separate security purchase agreements in the amount of $11,256,000 supplemented with proceeds received from the financing of laboratory equipment with GE Capital Corporation.

Commitments

At July 31, 2006, we had no material capital commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at July 31, 2006, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2006, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2006.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

ITEM 1A.    RISK FACTORS

The following risk factors below update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

If We Cannot Obtain Additional Funding, Our Product Development And Commercialization Efforts May Be Reduced Or Discontinued And We May Not Be Able To Continue Operations.

At July 31, 2006, we had $28.5 million in cash and cash equivalents. We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development. While we expect Avid to generate revenues in the foreseeable future, we expect our monthly negative cash flow to continue for the foreseeable future due to our clinical trial activities using Cotara® for the treatment of brain cancer, our ongoing clinical studies of bavituximab for the treatment of both solid tumors and hepatitis C virus infection, our anticipated research and development costs associated with the possible expansion of our clinical indications using bavituximab for the treatment of other viral indications, including possibly supporting trials outside the U.S., our continued research directed towards our other technologies in pre-clinical development, and our possible expansion of our manufacturing capabilities. We believe we have sufficient cash on hand to meet our obligations on a timely basis through at least fiscal year 2007.

In addition to the operations of Avid, we plan to obtain any necessary financing through one or more methods including either equity or debt financing and/or negotiating additional licensing or collaboration agreements for our technology platforms. While we have an aggregate of approximately 5,893,000 shares available under our existing Form S-3 registration statements for possible future registered transactions, in connection with our financing on June 16, 2006, we agreed not to (i) file another shelf registration statement pursuant to Rule 415 of the Securities Act of 1933, as amended, for a period of one hundred eighty days following June 16, 2006, nor (ii) without the prior written consent of the purchaser in such financing, prior to January 2, 2007, enter into any subsequent or further offer to sell securities at a price or possible price below $2.50 per share.  There can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

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

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred during the past three fiscal years and during the three months ended July 31, 2006:

Net Loss
Three months ended July 31, 2006 (unaudited)	$5,457,000
Fiscal Year 2006	$17,061,000
Fiscal Year 2005	$15,452,000
Fiscal Year 2004	$14,345,000

As of July 31, 2006, we had an accumulated deficit of $192,321,000. While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

Our Product Development Efforts May Not Be Successful.

Since our inception, we have been engaged in the development of drugs and related therapies for the treatment of people with cancer. During fiscal year 2005, we began exploring the use of one of our product candidates, bavituximab, for the treatment of viral infections (in particular enveloped viruses). We recently completed a single dose Phase Ia trial for the treatment of people with the hepatitis C virus (“HCV”) infection, including the extension of the study to test an additional six patients at a higher dose. In June 2006, we initiated a Phase Ib repeat dose study and are planning a combination therapy study using bavituximab with standard anti-viral therapies. Our product candidates have not received regulatory approval and are generally in research, pre-clinical and clinical stages of development. If the results from any of the clinical trials are poor, those results may adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, and the eligibility criteria for the study. In addition, because our Cotara® product currently in clinical trials represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our clinical study.

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

If We Cannot License Or Sell Cotara®, It May Be Delayed Or Never Be Further Developed.

We have concluded a Phase I and Phase II study with Cotara® for the treatment of recurrent Glioblastoma Multiforme (“GBM”), a deadly form of brain cancer. We are currently collaborating with various universities that are members of the New Approaches to Brain Tumor Therapy (“NABTT”) consortium to complete the dose confirmation and dosimetry clinical trial. The next step in the development of Cotara® is to treat a group of approximately 40 patients using a single administration of the drug with an optimized delivery using two catheters. Taken together, the NABTT study along with data collected from the treatment of the approximate 40 additional patients should provide the safety, dosimetry and efficacy data that will support the final design of the larger Phase III study. Once we complete the initial two parts of the Cotara® study for brain cancer, substantial financial resources will be needed to complete the final part of the trial and any additional supportive clinical studies necessary for potential product approval. We do not presently have the financial resources internally to complete the larger Phase III study. We therefore intend to continue to seek a licensing or funding partner for Cotara®, and hope that the data from this collaboration with members of NABTT together with other data from additional 40 patients, will enhance our opportunities of finding such partner. If a partner is not found for this technology, we may not be able to advance the project past its current state of development. Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based anti-cancer drug, we may not find a suitable partnering candidate for Cotara®. We also cannot assure you that we will be able to find a suitable licensing partner for this technology. Furthermore, we cannot assure you that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

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

We cannot guarantee that we will be able to maintain the minimum closing bid price requirement or maintain any of the other requirements in the future. The market price of our common stock has generally been highly volatile. During the three months ended July 31, 2006, the trading price of our common stock on The Nasdaq Capital Market ranged from $1.30 per share to $1.99 per share. If we fail to meet any of The Nasdaq Capital Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

If our common stock is delisted, we would apply to have our common stock quoted on the over-the-counter electronic bulletin board. Upon any such delisting, our common stock would become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks. A penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange, that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of July 31, 2006, we had approximately 193,529,000 shares of our common stock outstanding, and for that date the last reported sales price of our common stock was $1.41 per share.

We could also issue up to approximately 24,651,000 additional shares of our common stock reserved for future issuance under our shelf registration statements, stock option plans and outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved for under two effective shelf registration statements	5,893,466
Common shares reserved for issuance under stock option plans	11,424,579
Common shares available for future grant under option plans	5,167,103
Common shares issuable upon exercise of outstanding warrants	2,165,807
Total	24,650,955

Of the total warrants and options outstanding as of July 31, 2006, approximately 6,467,000 options and warrants would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at July 31, 2006.

Our Highly Volatile Stock Price And Trading Volume May Adversely Affect The Liquidity Of Our Common Stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three years ended April 30, 2006, and our fiscal quarter ended July 31, 2006:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2007
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178
Fiscal Year 2005
Quarter Ended April 30, 2005	$1.64	$1.11	5,945	223
Quarter Ended January 31, 2005	$1.45	$0.99	6,128	160
Quarter Ended October 31, 2004	$1.96	$0.95	2,141	148
Quarter Ended July 31, 2004	$1.92	$0.88	1,749	131
Fiscal Year 2004
Quarter Ended April 30, 2004	$2.85	$1.56	3,550	320
Quarter Ended January 31, 2004	$3.14	$2.01	6,062	201
Quarter Ended October 31, 2003	$2.44	$1.25	18,060	314
Quarter Ended July 31, 2003	$2.19	$0.60	12,249	255

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	Announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

We are conducting the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent brain cancer as a stand-alone study in collaboration with New Approaches to Brain Tumor Therapy (“NABTT”) consortium. Existing treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from MGI Pharma, Inc. and Temodar® (temozolomide) from Schering-Plough Corporation. Gliadel® is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time. Temodar® is administered orally to patients with brain cancer.

Because Cotara® targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease. Some of the products that may compete within the brain cancer category include: IL13-PE38QQR (cintredekin besudotox) from NeoPharm continuing in a Phase III trial in patients with first recurrent GBM; enzastuarin (oral serine-threonine kinase inhibitor) is in a Phase III trial for patients with recurrent GBM sponsored by Eli Lilly and Company; TransMID (diphtheria toxin), developed by Xenova Group plc, began a Phase III trial in May 2004 in patients with progressive or recurrent non-operable GBM. In addition, Gleevec® by Novartis, which is an oncology product marketed for other indications, is being tested in clinical trials for the treatment of brain cancer.

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

In addition, we have completed a Phase I single-dose clinical trial evaluating bavituximab for the treatment of HCV and have begun enrolling patients in a multiple-dose Phase Ib clinical trial. Bavituximab is a first-in-class approach for the treatment of HCV. We are aware of no other products in development targeting phosphatidylserine as a potential therapy for HCV. There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough Corporation, and Pegasys® (pegylated interferon-alpha-2a), Copegus® (ribavirin USP) and Roferon-A® (interferon-alpha-2a), which are marketed by Roche Pharmaceuticals, and Infergen® (interferon alfacon-1) now marketed by Valeant Pharmaceuticals International. First line treatment for HCV has changed little since alpha interferon was first introduced in 1991. The current standard of care for HCV includes a combination of an alpha interferon (pegylated or non-pegylated) with ribavirin. This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression. It is not uncommon for patients to discontinue alpha interferon therapy because they are unable to tolerate the side effects of the treatment.

Future treatments for HCV are likely to include a combination of these existing products used as adjuncts with products now in development. Later-stage developmental treatments include improvements to existing therapies, such as Albuferon™ (albumin interferon) from Human Genome Sciences, Inc. and Viramidine™ (taribavirin), a prodrug analog of ribavirin being developed by Valeant Pharmaceuticals International. Other developmental approaches include protease inhibitors such as VX-950 from Vertex Pharmaceuticals Incorporated, and SCH7 from Schering-Plough Corporation, and NM283, a polymerase inhibitor by Idenix Pharmaceuticals, Inc.

New And Potential New Accounting Pronouncements May Impact Our Future Financial Position And Results Of Operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS No. 123R”), which we adopted May 1, 2006, as discussed in Note 3, “Stock-Based Compensation,” in the notes to the condensed consolidated financial statements. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB No. 25”), and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options. Our adoption of SFAS No. 123R is expected to materially impact our financial position and results of operations for future periods. During the quarter ended July 31, 2006, our loss from operations included non-cash stock-based compensation expense of $299,000 related to the adoption of SFAS No. 123R. In addition, we believe that non-cash stock-based compensation expense for the remainder of fiscal year 2007 may be up to approximately $700,000 based on actual shares granted and unvested as of July 31, 2006. However, the actual share-based compensation expense recorded during the remainder of fiscal year 2007 may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of fiscal year 2007, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk free interest rates. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business, which may also adversely affect our stock price.

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

                        PEREGRINE PHARMACEUTICALS, INC.

Date: September 8, 2006	By: /s/ STEVEN W. KING
Steven W. King
President and Chief Executive Officer, Director

Date: September 8, 2006	By: /s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)