Form 10-Q
period 2006-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2006-12-08
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 5, 2006
Common Stock, $0.001 par value per share	195,120,390 shares

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2006	APRIL 30, 2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,394,000	$17,182,000
Trade and other receivables	801,000	579,000
Inventories	1,899,000	885,000
Prepaid expenses and other current assets	1,323,000	1,466,000

Total current assets	27,417,000	20,112,000

PROPERTY:
Leasehold improvements	640,000	618,000
Laboratory equipment	3,669,000	3,444,000
Furniture, fixtures and office equipment	666,000	666,000

	4,975,000	4,728,000
Less accumulated depreciation and amortization	(3,055,000)	(2,822,000)

Property, net	1,920,000	1,906,000

Other assets	468,000	658,000

TOTAL ASSETS	$29,805,000	$22,676,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	OCTOBER 31, 2006	APRIL 30, 2006
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,093,000	$1,233,000
Accrued clinical trial site fees	315,000	170,000
Accrued legal and accounting fees	76,000	250,000
Accrued royalties and license fees	164,000	138,000
Accrued payroll and related costs	974,000	850,000
Notes payable, current portion	443,000	429,000
Capital lease obligation, current portion	16,000	15,000
Deferred revenue	1,388,000	563,000
Other current liabilities	396,000	836,000

Total current liabilities	4,865,000	4,484,000

Notes payable, less current portion	273,000	498,000
Capital lease obligation, less current portion	39,000	47,000
Deferred license revenue	12,000	21,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$.001 par value; authorized 250,000,000 shares; outstanding - 193,920,390 and 179,382,191, respectively	194,000	179,000
Additional paid-in capital	221,813,000	204,546,000
Deferred stock compensation	-	(235,000)
Accumulated deficit	(197,391,000)	(186,864,000)

Total stockholders' equity	24,616,000	17,626,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,805,000	$22,676,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$636,000	$533,000	$1,034,000	$722,000
License revenue	48,000	23,000	71,000	42,000
Total revenues	684,000	556,000	1,105,000	764,000

COSTS AND EXPENSES:
Cost of contract manufacturing	494,000	428,000	1,024,000	732,000
Research and development	3,920,000	3,244,000	7,961,000	6,036,000
Selling, general and administrative	1,670,000	1,570,000	3,311,000	3,087,000

Total costs and expenses	6,084,000	5,242,000	12,296,000	9,855,000

LOSS FROM OPERATIONS	(5,400,000)	(4,686,000)	(11,191,000)	(9,091,000)

OTHER INCOME (EXPENSE):
Interest and other income	339,000	128,000	688,000	204,000
Interest and other expense	(9,000)	(13,000)	(24,000)	(23,000)

NET LOSS	$(5,070,000)	$(4,571,000)	$(10,527,000)	$(8,910,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	193,793,766	165,925,879	188,950,924	162,980,798

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)	$(0.06)	$(0.05)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31,
	2006	2005
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,527,000)	$(8,910,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,000	200,000
Stock-based compensation and issuance of common stock under stock bonus plan	970,000	161,000
Amortization of expenses paid in shares of common stock	309,000	678,000
Changes in operating assets and liabilities:
Trade and other receivables	(222,000)	(5,000)
Inventories	(1,014,000)	(860,000)
Prepaid expenses and other current assets	(166,000)	(37,000)
Accounts payable	(140,000)	(164,000)
Accrued clinical trial site fees	145,000	53,000
Deferred revenue	816,000	534,000
Accrued payroll and related costs	12,000	(234,000)
Other accrued expenses and current liabilities	(588,000)	(463,000)

Net cash used in operating activities	(10,172,000)	(9,047,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(57,000)	(217,000)
Increase in other assets	-	(73,000)

Net cash used in investing activities	(57,000)	(290,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under notes payable	-	267,000
Principal payments on notes payable and capital lease	(218,000)	(136,000)
Proceeds from issuance of common stock, net of issuance costs of $46,000 and $46,000, respectively	16,659,000	11,292,000
Net cash provided by financing activities	16,441,000	11,423,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,212,000	2,086,000

CASH AND CASH EQUIVALENTS, beginning of period	17,182,000	9,816,000

CASH AND CASH EQUIVALENTS, end of period	$23,394,000	$11,902,000

NON-CASH FINANCING ACTIVITIES:
Common stock issued for research fees and prepayments for future research fees	$-	$321,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 (unaudited)

1.  BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (“Peregrine”), a clinical stage biopharmaceutical company developing targeted therapeutics for the treatment of cancer and hepatitis C virus infection, and its wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”), which performs contract manufacturing of biologics and related services (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at October 31, 2006, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three and six-month periods ended October 31, 2006 and 2005. We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted. Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2006. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

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

Revenues earned by Avid during the six months ended October 31, 2006 and 2005 amounted to $1,034,000 and $722,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover our anticipated consolidated cash flows used in operations. In addition, revenues that may be generated from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations. At October 31, 2006, we had $23,394,000 in cash and cash equivalents, which we currently believe is sufficient capital to maintain our operations through at least July 2007 based on our current projections.

We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock. At October 31, 2006, we had approximately 5,893,000 shares available for possible future registered transactions. Our ability to sell these shares or any additional shares of our common stock is subject to certain limitations which we agreed to in connection with our financing completed on June 16, 2006. Pursuant to the June 16, 2006 financing, we agreed not to (i) file another shelf registration statement pursuant to Rule 415 of the Securities Act of 1933, as amended, for a period of one hundred eighty days following June 16, 2006, nor (ii) without the prior written consent of the purchaser in such financing, prior to January 2, 2007, enter into any subsequent or further offer to sell securities at a price or possible price below $2.50 per share. Notwithstanding the availability of our Form S-3, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 (unaudited) (continued)

There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond July 2007.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Prepaid Expenses - Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date. We have prepaid various research and development related services through the issuance of shares of our common stock to unrelated entities, which are expensed once the services have been provided under the terms of the arrangement. As of October 31, 2006 and April 30, 2006, prepaid expenses and other current assets in the accompanying condensed consolidated financial statements include $557,000 and $866,000, respectively, in research and development services prepaid in shares of our common stock.

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid. Inventories consist of the following at October 31, 2006 and April 30, 2006:

	October 31, 2006	April 30, 2006
Raw materials	$601,000	$565,000
Work-in-process	1,298,000	320,000
Total inventories	$1,899,000	$885,000

Comprehensive Loss - Comprehensive loss is equal to net loss for all periods presented.

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and six months ended October 31, 2006 and 2005.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 1,801,130 and 3,204,557 shares of common stock for the three and six months ended October 31, 2006, respectively, and 3,140,081 and 3,205,261 shares of common stock for the three and six months ended October 31, 2005, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding also excludes outstanding options and warrants to purchase up to 7,364,621 and 6,770,174 shares of common stock for the three and six months ended October 31, 2006, respectively, and 14,516,913 and 14,621,138 shares of common stock for the three and six months ended October 31, 2005, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than May 1, 2008. We have not yet evaluated the potential impact of adopting SFAS No. 157 on our consolidated financial statements.

3.  STOCK-BASED COMPENSATION

We currently maintain four equity compensation plans referred to as the 1996 Plan, the 2002 Plan, the 2003 Plan, and the 2005 Plan (collectively referred to as the “Option Plans”). The Option Plans provide for the granting of options to purchase shares of our common stock at exercise prices not less than the fair market value of our common stock at the date of grant. The options generally vest over four years and generally expire ten years after the date of grant.

Prior to fiscal year 2007, we accounted for options granted under the Option Plans in accordance with Accounting Principles Board No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and Related Interpretations, as permitted by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized in the accompanying condensed statements of operations for the three and six months ended October 31, 2005 related to stock option grants, as all options granted under the Option Plans had an exercise price at least equal to the fair market value of the underlying common stock on the grant date.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 (unaudited) (continued)

Our net loss for the three and six months ended October 31, 2006 increased by $310,000 and $609,000, respectively, as a result of the application of SFAS No. 123R, which costs are included in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended October 31, 2006	Six Months Ended October 31, 2006
Research and development	$177,000	$343,000
Selling, general and administrative	133,000	266,000
Total	$310,000	$609,000

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period (typically 4 years). The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on daily historical volatility of our stock covering the estimated expected term. The expected term of options granted is based on the expected time to exercise. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model during the periods presented, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Risk-free interest rate	4.88%	3.88%	4.94%	3.88%
Expected life (in years)	6.25	5.49	6.25	5.49
Expected volatility	99%	103%	100%	103%
Expected dividend yield	-	-	-	-

As of October 31, 2006, options to purchase up to 11,513,279 shares of our common stock were issued and outstanding under the Option Plans with a weighted average exercise price of $1.55 per share and expire at various dates through October 31, 2016. Options to purchase up to 4,845,444 shares of common stock were available for future grant under the Option Plans as of October 31, 2006. The total options available for grant of 4,845,444 excludes shares of our common stock reserved for under our February 2006 Stock Bonus Plan, which plan will remain in effect through fiscal year ending April 30, 2007, due to the uncertainty of achieving the performance milestones that are required to be achieved before shares of common stock are issued under the Stock Bonus Plan. We carefully assess the likelihood of achieving each predetermined performance milestone on a quarterly basis and record compensation expense when it becomes probable that a predetermined performance milestone under the Stock Bonus Plan will be achieved. In the event that all remaining milestones are achieved under the Stock Bonus Plan, we would issue up to 1,135,816 additional shares of common stock under our 2005 Stock Incentive Plan during fiscal year 2007 for the achievement of performance milestones.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 (unaudited) (continued)

The following summarizes all stock option transaction activity for the six months ended October 31, 2006:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, May 1, 2006	11,307,279	$1.56
Granted	571,400	$1.40
Exercised	(47,183)	$1.12
Canceled or expired	(318,217)	$1.69
Outstanding, October 31, 2006	11,513,279	$1.55	6.29	$2,152,000

Exercisable and expected to vest	11,335,688	$1.55	0.39	$2,133,000
Exercisable, October 31, 2006	9,049,410	$1.61	5.65	$1,881,000

The weighted-average grant-date fair value of options granted during the six-month periods ended October 31, 2006 and 2005 were $1.15 per share and $0.84 per share, respectively. Cash proceeds from stock options exercised during the six-month periods ended October 31, 2006 and 2005 totaled $53,000 and $36,000, respectively. The aggregate intrinsic value of options exercised during the six month periods ended October 31, 2006 and 2005 was $23,000 and $14,000, respectively.

We issue shares of common stock that are reserved for under the Option Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of October 31, 2006, the total estimated unrecognized compensation cost related to non-vested stock options was $1,790,000. This cost is expected to be recognized over a weighted average period of 2.08 years.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 (unaudited) (continued)

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net loss and loss per share for the three and six-month periods ended October 31, 2006 as compared to the pro forma financial results for the three and six-month periods ended October 31, 2005, adjusted for stock-based compensation:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
Net loss, excluding the effect of employee stock-based compensation	$(4,760,000)	$(4,571,000)	$(9,918,000)	$(8,910,000)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards	(310,000)	(570,000)	(609,000)	(1,213,000)
Net loss, including the effect of stock-based compensation	$(5,070,000)	$(5,141,000)	$(10,527,000)	$(10,123,000)
Basic and diluted net loss per share:
Excluding the effect of stock-based compensation	$(0.02)	$(0.03)	$(0.05)	$(0.05)
Including the effect of stock-based compensation	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Periodically, we grant stock options to non-employee consultants. The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock-based compensation expense recorded during the three and six months ended October 31, 2006 associated with non-employees amounted to $26,000 and $52,000, respectively. Stock-based compensation expense recorded during the three and six months ended October 31, 2005 associated with non-employees amounted to $57,000 and $161,000, respectively.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 (unaudited) (continued)

At October 31, 2006, we have reserved 24,150,054 additional shares of our common stock which may be issued under our shelf registration statements, stock option plans and outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved under two effective shelf registration statements	5,893,466
Options issued and outstanding	11,513,279
Options available for future grant	4,845,444
Warrants issued and outstanding	1,897,865
Total shares reserved	24,150,054

During November 2006, warrants to purchase 1,200,000 shares of our common stock were exercised in exchange for $1,200,000 in net proceeds (Note 5).

5.             WARRANTS

During the six months ended October 31, 2006, warrants to purchase 5,066,788 shares of our common stock were exercised for cash under three separate transactions for net proceeds of $3,652,000.

As of October 31, 2006, warrants to purchase up to 1,897,865 shares of our common stock were issued and outstanding and exercisable at prices ranging between $0.86 and $2.50 per share with a weighted average exercise price of $1.23 per share and expire at various dates through March 31, 2008.

During November 2006, warrants to purchase 1,200,000 shares of our common stock were exercised for cash under one transaction for net proceeds of $1,200,000. After the exercise of these warrants, we have outstanding warrants to purchase up to 697,865 shares of common stock at prices ranging from $0.86 to $2.50 with a weighted average exercise price of $1.64 per share.

Additional information regarding warrants outstanding as of December 1, 2006, is as follows:

Per Share Exercise Price	Number of Warrants Outstanding	Weighted Average Per Share Exercise Price	Expiration Date
$0.86	62,865		6/8/07
$1.47	350,000		3/31/08
$2.00	275,000		1/31/07
$2.50	10,000		3/25/08
$0.86 - $2.50	697,865	$1.64	1/31/07 - 3/31/08

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 (unaudited) (continued)

6.  SEGMENT REPORTING

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of targeted products for the treatment of viral infections and cancer using monoclonal antibodies. Avid is engaged in providing contract manufacturing of biologics and related services to biopharmaceutical and biotechnology businesses.

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

Segment information for the three-month periods is summarized as follows:

	Three Months Ended October 31,
	2006	2005
Net Revenues:
Contract manufacturing and development of biologics	$636,000	$533,000
Products in research and development	48,000	23,000
Total net revenues	$684,000	$556,000

Gross Profit:
Contract manufacturing and development of biologics	$142,000	$105,000
Products in research and development	48,000	23,000
Total gross profit	190,000	128,000

Research and development expense	(3,920,000)	(3,244,000)
Selling, general and administrative expense	(1,670,000)	(1,570,000)
Other income, net	330,000	115,000
Net loss	$(5,070,000)	$(4,571,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 (unaudited) (continued)

Net revenues generated from Avid were from the following customers:

	Three Months Ended October 31,
	2006	2005
Customer revenues as a % of net revenues:
United States (customer A)	6%	97%
United States (customer B)	17%	0%
Australia (one customer)	19%	0%
China (one customer)	55%	0%
Other customers	3%	3%
Total customer revenues as a % of net revenues	100%	100%

Segment information for the six-month periods is summarized as follows:

	Six Months Ended October 31,
	2006	2005
Net Revenues:
Contract manufacturing and development of biologics	$1,034,000	$722,000
Products in research and development	71,000	42,000
Total net revenues	$1,105,000	$764,000

Gross Profit (Loss):
Contract manufacturing and development of biologics	$10,000	$(10,000)
Products in research and development	71,000	42,000
Total gross profit	81,000	32,000

Research and development expense	(7,961,000)	(6,036,000)
Selling, general and administrative expense	(3,311,000)	(3,087,000)
Other income, net	664,000	181,000
Net loss	$(10,527,000)	$(8,910,000)

Net revenues generated from Avid were from the following customers:

	Six Months Ended October 31,
	2006	2005
Customer revenues as a % of net revenues:
United States (customer A)	4%	82%
United States (customer B)	11%	0%
United States (customer C)	0%	10%
Australia (one customer)	48%	0%
China (one customer)	34%	0%
Other customers	3%	8%
Total customer revenues as a % of net revenues	100%	100%

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 (unaudited) (continued)

Net revenues generated from products in research and development during the three and six months ended October 31, 2006 and 2005 were primarily from the amortized portion of the up-front license fees under the December 2002 license agreement with Schering A.G.

Long-lived assets by segment consist of the following:
	October 31, 2006	April 30, 2006
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,565,000	$1,516,000
Products in research and development	355,000	390,000
Total long-lived assets, net	$1,920,000	$1,906,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

Company Overview

We are organized into two reportable operating segments: (i) Peregrine Pharmaceuticals, Inc. (“Peregrine”), the parent company, is engaged in the research and development of targeted therapeutics for the treatment of life-threatening diseases and (ii) Avid Bioservices, Inc. (“Avid”), a wholly owned subsidiary, is engaged in providing bio-manufacturing services for Peregrine and outside customers on a fee-for-service basis.

The following represents a summary of our ongoing five clinical trial programs:

Product	Indication	Trial Design	Status
Bavituximab	Solid tumor cancers	Phase Ia repeat dose monotherapy safety study to treat up to 28 patients.	Patients are currently being screened and enrolled at up to 5 centers in the U.S.
Bavituximab plus chemotherapy	Solid tumor cancers	Phase Ib repeat dose combination therapy safety study to treat up to 12 patients with 8 weekly doses of bavituximab in combination with chemotherapy agents.	Patients are currently being screened and enrolled at up to 3 centers in India.
Cotara®	Brain cancer (glioblastoma multiforme)	Dosimetry and dose confirmation study designed to treat up to 12 patients at 1st and 2nd relapse in collaboration with New Approaches to Brain Tumor Therapy.	Patients are currently being screened and enrolled at up to 4 centers in the U.S.
Cotara®	Brain cancer (glioblastoma multiforme)	Phase II safety and efficacy study to treat up to 40 patients at 1st relapse.	Regulatory approval has been received for the protocol in India. Manufacturing development is proceeding in India and approval is anticipated in the near term.
Bavituximab	Chronic Hepatitis C Virus (“HCV”) infection	Phase Ib repeat dose safety study in 24 patients.	All patients have been enrolled at U.S. sites and are currently completing the 12-week follow-up period.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2006 and 2005. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which changes are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2006	2005	$ Change	2006	2005	$ Change
	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing revenue	$636	$533	$103	$1,034	$722	$312
License revenue	48	23	25	71	42	29
Total revenues	684	556	128	1,105	764	341

COST AND EXPENSES:
Cost of contract manufacturing	494	428	66	1,024	732	292
Research and development	3,920	3,244	676	7,961	6,036	1,925
Selling, general and administrative	1,670	1,570	100	3,311	3,087	224

Total cost and expenses	6,084	5,242	842	12,296	9,855	2,441

LOSS FROM OPERATIONS	(5,400)	(4,686)	(714)	(11,191)	(9,091)	(2,100)

OTHER INCOME (EXPENSE):
Interest and other income	339	128	211	688	204	484
Interest and other expense	(9)	(13)	4	(24)	(23)	(1)

NET LOSS	$(5,070)	$(4,571)	$(499)	$(10,527)	$(8,910)	$(1,617)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues.

Three and Six Months: The increase in total revenues of $128,000 and $341,000 during the three and six months ended October 31, 2006, respectively, compared to the same periods in the prior year was primarily due to an increase in contract manufacturing revenue of $103,000 and $312,000, respectively. The increase in contract manufacturing revenue was primarily due to the collection of a disputed receivable in the amount of $300,000 during the quarter ended October 31, 2006, associated with services performed under a contract during the year ended April 30, 2005. Since collectibility of the receivable was not reasonably assured, in accordance with SAB No. 104, we did not recognize revenue in prior years and the related work-in-process inventory was written off and included in cost of contract manufacturing during the year ended April 30, 2005. This increase in contract manufacturing revenue was supplemented with an increase in services provided to unrelated entities on a fee-for-service basis.

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

Cost of Contract Manufacturing.

Three and Six Months: The increase in cost of contract manufacturing of $66,000 and $292,000 during the three and six months ended October 31, 2006, respectively, compared to the same periods in the prior year was primarily due to the write-off of unusable work-in-process inventory and estimated contract loss provisions associated with two unrelated entities during the current three and six-month periods of $204,000 and $412,000, respectively. These increases were further supplemented by the current three and six-month increases in contract manufacturing revenue associated with increased services provided to unrelated entities on a fee-for-service basis. We expect contract manufacturing costs to continue during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three and Six Months: The increase in research and development expenses of $676,000 and $1,925,000 during the three and six-month periods ended October 31, 2006, respectively, compared to the same periods in the prior year was due to an increase in expenses associated with each of our following platform technologies under development:

	R&D Expenses - Three Months Ended October 31,			R&D Expenses - Six Months Ended October 31,
	2006	2005	$ Change	2006	2005	$ Change
	(in thousands)			(in thousands)
Technology Platform:
Anti-PS Immunotherapeutics (bavituximab)	$2,549	$2,528	$21	$5,107	$4,116	$991
TNT (Cotara®)	696	301	395	1,528	1,069	459
VTA and Anti-Angiogenesis Agents	512	331	181	1,044	664	380
VEA	163	84	79	282	187	95
Total R&D Expenses	$3,920	$3,244	$676	$7,961	$6,036	$1,925

o
Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics (bavituximab) - The increase in Anti-PS Immunotherapeutics program expenses during the three and six months ended October 31, 2006 compared to the same periods in the prior year resulted primarily from continuing efforts to support the development and clinical development of our first Anti-PS Immunotherapeutic agent, bavituximab. During the current three and six-month periods, clinical trial expenses increased as we advanced the development of two separate Phase I clinical programs using bavituximab for the treatment of advanced solid cancers and chronic hepatitis C virus infection (“HCV”). These increases in clinical trial expenses were further supplemented with increases in payroll and related expenses including non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006 and non-cash expenses associated with shares of common stock earned by employees under the our February 2006 Stock Bonus Plan. These increases in Anti-PS Immunotherapeutics program expenses were offset by a decrease in technology license and access fees expensed in the prior year period in support of the bavituximab clinical program and pre-clinical product candidates.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) - The increase in TNT program expenses during the three and six months ended October 31, 2006 compared to the same periods in the prior year resulted primarily from increased clinical trial expenses to support the Cotara® dose confirmation and dosimetry clinical trial for the treatment of glioblastoma multiforme (a deadly form of brain cancer) in collaboration with the New Approaches to Brain Tumor Therapy consortium and an increase in expenses to support the initiation of a Phase II clinical trial in India to treat up to 40 patients with glioblastoma multiforme. These increases in clinical trial expenses were further supplemented with increases in payroll and related expenses, manufacturing expenses, and non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents - The increase in VTA and Anti-Angiogenesis Agents program expenses during the current three and six-month periods is primarily due to increases in payroll and related expenses, sponsored research fees, manufacturing expenses, and outside research studies associated with increased efforts to advance the pre-clinical development of our VTA and Anti-Angiogenesis Agents programs. These increases were further supplemented by an increase in non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006.

o
VEA - The increase in VEA program expenses during the current three and six-month periods is primarily due to increases in payroll and related expenses and in-house research material procurement associated with increased efforts to advance the pre-clinical development of our VEA program. These increases were further supplemented by an increase in non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006.

Looking beyond the current fiscal year, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

▪	the uncertainty of our capital resources to fund research, development and clinical studies beyond July 2007;
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

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, legal and accounting fees, stock-based compensation expense, investor and public relation fees, insurance, and other expenses relating to our general management, administration, and business development activities of the Company.

Three Months: The increase in selling, general and administrative expenses of $100,000 during the three months ended October 31, 2006 compared to the same period in the prior year is primarily due to an increase in non-cash expenses associated with stock-based compensation and stock bonuses. Non-cash stock-based compensation expense increased $96,000 from $41,000 in fiscal year 2006 to $137,000 in fiscal year 2007 primarily due to the adoption of SFAS No. 123R on May 1, 2006. In addition, we expensed $148,000 in non-cash stock bonuses during the current quarter, which we did not incur in the prior year, associated with Company shares earned by employees upon the achievement of pre-determined performance milestones as set forth under the Company’s February 2006 Stock Bonus Plan. These increases in non-cash expenses were further supplemented with incremental increases associated with insurance and other general corporate expenses. The above increases were offset with decreases in corporate legal fees and investor and public relation fees.

Six Months: The increase in selling, general and administrative expenses of $224,000 during the six months ended October 31, 2006 compared to the same period in the prior year is primarily due to an increase in (i) payroll and related expenses, (ii) non-cash stock-based compensation expense, and (iii) non-cash stock bonus expense. Payroll and related expenses increased $119,000 from $1,309,000 in fiscal year 2006 to $1,428,000 in fiscal year 2007 primarily due to an increase in headcount across most corporate functions to support our increased operations. Non-cash stock-based compensation expense increased $148,000 from $125,000 in fiscal year 2006 to $273,000 in fiscal year 2007 primarily due to the adoption of SFAS No. 123R on May 1, 2006. In addition, we expensed $153,000 in non-cash stock bonuses during the current year six-month period, which we did not incur in the prior year, associated with Company shares earned by employees upon the achievement of pre-determined performance milestones as set forth under the Company’s February 2006 Stock Bonus Plan. These increases were offset with decreases in corporate legal fees and investor and public relation fees.

Interest and Other Income.

Three and Six Months: The increase in interest and other income of $211,000 and $484,000 during the three and six months ended October 31, 2006, respectively, compared to the same periods in the prior year is primarily due to an increase in interest income of $211,000 and $355,000 during the three and six-month periods, respectively, as a result of a higher average cash balance on hand and higher prevailing interest rates during the current year periods compared to the same prior year periods. In addition, the current year six-month increase in interest and other income was further supplemented with a $129,000 increase in other income, which is primarily due to the sale of a trademark name during the quarter ended July 31, 2006.

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

Our loss from operations for the three and six-month periods ended October 31, 2006 included stock-based compensation expense of $310,000 and $609,000, respectively. We believe that non-cash stock-based compensation expense for the remaining six months of fiscal year 2007 may be up to approximately $400,000 based on actual shares granted and unvested as of October 31, 2006. However, the actual expense may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of the fiscal year, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

As of October 31, 2006, the total estimated unrecognized compensation cost related to non-vested stock options was $1,790,000. This cost is expected to be recognized over a weighted average period of 2.08 years.

Allowance for Doubtful Accounts

We continually monitor our allowance for doubtful accounts for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.

Liquidity and Capital Resources

As of October 31, 2006, we had $23,394,000 in cash and cash equivalents on hand compared to $17,182,000 at April 30, 2006. Although we have sufficient cash on hand to meet our planned obligations through at least July 2007 based on our current projections, our development efforts are highly dependent on our ability to raise additional capital to support our future operations.

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

Revenues earned by Avid during the six months ended October 31, 2006 and 2005 amounted to $1,034,000 and $722,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover total anticipated cash flows used in operations. In addition, revenues that may be generated from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond July 2007.

We plan to raise additional capital primarily through the registered offer and sale of shares of our common stock. At October 31, 2006, we had approximately 5,893,000 shares available for possible future registered transactions. Our ability to sell these shares or any additional shares of our common stock is subject to certain limitations which we agreed to in connection with our financing completed on June 16, 2006. Pursuant to June 16, 2006 financing, we agreed not to (i) file another shelf registration statement pursuant to Rule 415 of the Securities Act of 1933, as amended, for a period of one hundred eighty days following June 16, 2006, nor (ii) without the prior written consent of the purchaser in such financing, prior to January 2, 2007, enter into any subsequent or further offer to sell securities at a price or possible price below $2.50 per share. Notwithstanding the availability of our Form S-3, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2006 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the six months ended October 31, 2006, cash used in operating activities increased $1,125,000 to $10,172,000 compared to $9,047,000 for the six months ended October 31, 2005. The increase in cash used in operating activities was primarily related to an increase of $1,144,000 in net cash used in operating activities before considering changes in operating assets and liabilities. This increase was primarily due to increases in cost of contract manufacturing, research and development expenses and selling, general and administrative expenses. This increase in cash used in operating activities before changes in operating assets and liabilities was offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $19,000.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	SIX MONTHS ENDED
	October 31, 2006	October 31, 2005
Net loss, as reported	$(10,527,000)	$(8,910,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization
Stock-based compensation and common stock issued under stock bonus plan
Amortization of expenses paid in shares of common stock
	233,000 970,000 309,000	200,000 161,000 678,000
Net cash used in operating activities before changes in operating assets and liabilities	$(9,015,000)	$(7,871,000)
Net change in operating assets and liabilities	$(1,157,000)	$(1,176,000)
Net cash used in operating activities	$(10,172,000)	$(9,047,000)

Cash Used In Investing Activities. Net cash used in investing activities decreased $233,000 to $57,000 for the six months ended October 31, 2006 compared to net cash used of $290,000 for the six months ended October 31, 2005. This decrease in net cash used in investing activities was primarily due to a decrease in property acquisitions during the current year six-month period.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $5,018,000 to $16,441,000 for the six months ended October 31, 2006 compared to net cash provided of $11,423,000 for the six months ended October 31, 2005. Cash provided by financing activities during the six months ended October 31, 2006 was primarily due to proceeds received under a security purchase agreement whereby we sold and issued a total of 9,285,714 shares of our common stock in exchange for aggregate net proceeds of $12,970,000, which was supplemented with net proceeds of $3,689,000 from the exercise of stock options and warrants. Cash provided by financing activities during the six months ended October 31, 2005 was primarily due to net proceeds received under three separate security purchase agreements in the amount of $11,256,000 supplemented with proceeds received from the financing of laboratory equipment with GE Capital Corporation.

Commitments

At October 31, 2006, we had no material capital commitments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at October 31, 2006, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2006, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2006.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended October 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

At October 31, 2006, we had approximately $23.4 million in cash and cash equivalents. We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development. While we expect Avid to generate revenues in the foreseeable future, we expect our monthly negative cash flow to continue for the foreseeable future due to our clinical trial activities using Cotara® for the treatment of brain cancer, our ongoing clinical studies of bavituximab for the treatment of both solid tumors and hepatitis C virus infection, our anticipated research and development costs associated with the possible expansion of our clinical indications using bavituximab for the treatment of other viral indications, including supporting trials outside the U.S., our continued research directed towards our other technologies in pre-clinical development, and our possible expansion of our manufacturing capabilities. We believe we have sufficient cash on hand to meet our obligations on a timely basis through at least July 2007 based on our current projections.

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

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred during the past three fiscal years and during the six months ended October 31, 2006:

Net Loss
Six months ended October 31, 2006 (unaudited)	$10,527,000
Fiscal Year 2006	$17,061,000
Fiscal Year 2005	$15,452,000
Fiscal Year 2004	$14,345,000

As of October 31, 2006, we had an accumulated deficit of $197,391,000. While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

Our Product Development Efforts May Not Be Successful.

Since our inception, we have been engaged in the development of drugs and related therapies for the treatment of patients with cancer. During fiscal year 2005, we began exploring the use of one of our product candidates, bavituximab, for the treatment of viral infections (in particular enveloped viruses). We recently completed a single dose Phase Ia trial for the treatment of patients with the hepatitis C virus (“HCV”) infection and we initiated and completed patient enrollment of the Phase Ib HCV repeat dose study. In addition, we are planning additional dosing studies and combination therapy studies using bavituximab with standard anti-viral therapies. Our product candidates have not received regulatory approval and are generally in research, pre-clinical and clinical stages of development. If the results from any of the clinical trials are poor, those results may adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, and the eligibility criteria for the study. In addition, because our Cotara® product currently in clinical trials represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our clinical study.

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

If We Cannot License Or Sell Cotara®, It May Be Delayed Or Never Be Further Developed.

We have completed Phase I and Phase I/II studies with Cotara® for the treatment of recurrent glioblastoma multiforme (“GBM”), a deadly form of brain cancer. We are currently collaborating with various universities that are members of the New Approaches to Brain Tumor Therapy (“NABTT”) consortium to complete the dose confirmation and dosimetry clinical trial. The next step in the development of Cotara® is to treat a group of approximately 40 patients using a single administration of the drug with an optimized delivery using two catheters which we plan to initiate in India. Taken together, the NABTT study along with data collected from the treatment of the approximately 40 additional patients should provide the safety, dosimetry and efficacy data that will support the final design of the larger Phase III study. Once we complete the initial two parts of the Cotara® study for brain cancer, substantial financial resources will be needed to complete the final part of the trial and any additional supportive clinical studies necessary for potential product approval. We do not presently have the financial resources internally to complete the larger Phase III study. We therefore intend to continue to seek a licensing or funding partner for Cotara®, and hope that the data from this collaboration with members of NABTT together with other data from additional 40 patients, will enhance our opportunities of finding such partner. If a partner is not found for this technology, we may not be able to advance the project past its current state of development. Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based anti-cancer drug, we may not find a suitable partnering candidate for Cotara®. We also cannot assure you that we will be able to find a suitable licensing partner for this technology. Furthermore, we cannot assure you that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

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

We cannot guarantee that we will be able to maintain the minimum closing bid price requirement or maintain any of the other requirements in the future. The market price of our common stock has generally been highly volatile. During the six months ended October 31, 2006, the trading price of our common stock on The Nasdaq Capital Market ranged from $1.12 per share to $1.99 per share. If we fail to meet any of The Nasdaq Capital Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

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

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of October 31, 2006, we had approximately 193,920,000 shares of our common stock outstanding, and for that date the last reported sales price of our common stock was $1.36 per share.

We could also issue up to approximately 24,150,000 additional shares of our common stock that are reserved for future issuance under our shelf registration statements, stock option plans and outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved for under two effective shelf registration statements	5,893,466
Common shares reserved for issuance under stock option plans	11,513,279
Common shares available for future grant under option plans	4,845,444
Common shares issuable upon exercise of outstanding warrants	1,897,865
24,150,054

Of the total warrants and options outstanding as of October 31, 2006, approximately 6,267,000 options and warrants would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at October 31, 2006.

Our Highly Volatile Stock Price And Trading Volume May Adversely Affect The Liquidity Of Our Common Stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three years ended April 30, 2006, and our two fiscal quarters ended October 31, 2006:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2007
Quarter Ended October 31, 2006	$1.49	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178
Fiscal Year 2005
Quarter Ended April 30, 2005	$1.64	$1.11	5,945	223
Quarter Ended January 31, 2005	$1.45	$0.99	6,128	160
Quarter Ended October 31, 2004	$1.96	$0.95	2,141	148
Quarter Ended July 31, 2004	$1.92	$0.88	1,749	131
Fiscal Year 2004
Quarter Ended April 30, 2004	$2.85	$1.56	3,550	320
Quarter Ended January 31, 2004	$3.14	$2.01	6,062	201
Quarter Ended October 31, 2003	$2.44	$1.25	18,060	314
Quarter Ended July 31, 2003	$2.19	$0.60	12,249	255

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	Announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

We are conducting the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent brain cancer as a stand-alone study in collaboration with New Approaches to Brain Tumor Therapy (“NABTT”) consortium. In addition, we plan to initiate patient enrollment in a Phase II study to treat up to 40 patients in India in the near term. Existing treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from MGI Pharma, Inc. and Temodar® (temozolomide) from Schering-Plough Corporation. Gliadel® is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time. Temodar® is administered orally to patients with brain cancer.

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

Bavituximab for the treatment of advanced solid cancers is currently in Phase Ia clinical trial in the U.S. and a Phase Ib combination therapy study in India. There are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Brystol-Myers Squibb Company, Rituxan® and Herceptin® by Biogen Idec Inc. and Genentech, Inc., Herceptin® by Genentech, Inc. and Vectibix™ by Amgen, Inc. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we have completed Phase Ia single-dose and enrollment in Phase Ib multiple dose clinical trials evaluating bavituximab for the treatment of HCV. Bavituximab is a first-in-class approach for the treatment of HCV. We are aware of no other products in development targeting phosphatidylserine as a potential therapy for HCV. There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough Corporation, and Pegasys® (pegylated interferon-alpha-2a), Copegus® (ribavirin USP) and Roferon-A® (interferon-alpha-2a), which are marketed by Roche Pharmaceuticals, and Infergen® (interferon alfacon-1) now marketed by Valeant Pharmaceuticals International. First line treatment for HCV has changed little since alpha interferon was first introduced in 1991. The current standard of care for HCV includes a combination of an alpha interferon (pegylated or non-pegylated) with ribavirin. This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression. It is not uncommon for patients to discontinue alpha interferon therapy because they are unable to tolerate the side effects of the treatment.

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

New And Potential New Accounting Pronouncements May Impact Our Future Financial Position And Results Of Operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS No. 123R”), which we adopted May 1, 2006, as discussed in Note 3, “Stock-Based Compensation,” in the notes to the condensed consolidated financial statements. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB No. 25”), and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options. Our adoption of SFAS No. 123R is expected to materially impact our financial position and results of operations for future periods. During the three and six months ended October 31, 2006, our loss from operations included non-cash stock-based compensation expense of $310,000 and $609,000, respectively, related to the adoption of SFAS No. 123R. In addition, we believe that non-cash stock-based compensation expense for the remainder of fiscal year 2007 may be up to approximately $400,000 based on actual shares granted and unvested as of October 31, 2006. However, the actual share-based compensation expense recorded during the remaining six months of fiscal year 2007 may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of fiscal year 2007, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk free interest rates. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business, which may also adversely affect our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders’ on October 24, 2006. The following represents the matters voted upon and the results of the voting:
Routine Matters	For	Withheld
1) Election of Directors:
Carlton M. Johnson	166,418,368	9,677,761
Steven W. King	166,431,598	9,664,531
David Pohl	166,103,964	9,992,165
Eric Swartz	166,207,829	9,888,300
Dr. Thomas Waltz	166,446,888	9,649,241

	For	Against	Abstain
2) To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 30, 2007.	174,236,521	791,921	1,067,686

3) To temporary roll back and freeze all base compensation of the Directors and Executive Officers of the Company to their 2005 levels and eliminate all future incentive or bonus compensation of the Directors and Executive Officers of the Company.	15,393,032	31,793,775	960,776

ITEM 5. OTHER INFORMATION.    None.

ITEM 6. EXHIBITS.

(a)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: December 7, 2006	By: /s/ STEVEN W. KING
Steven W. King
President and Chief Executive Officer, Director

Date: December 7, 2006	By: /s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)