Form 10-Q
period 2007-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2007-03-12
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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
Yes ☒    No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “an accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer  ☐  Accelerated Filer  ☒  Non- Accelerated Filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 5, 2007
Common Stock, $0.001 par value per share	196,112,201 shares

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2007	APRIL 30, 2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,114,000	$17,182,000
Trade and other receivables	957,000	579,000
Inventories	2,871,000	885,000
Prepaid expenses and other current assets	1,325,000	1,466,000

Total current assets	25,267,000	20,112,000

PROPERTY:
Leasehold improvements	640,000	618,000
Laboratory equipment	3,488,000	3,444,000
Furniture, fixtures and office equipment	808,000	666,000

	4,936,000	4,728,000
Less accumulated depreciation and amortization	(3,091,000)	(2,822,000)

Property, net	1,845,000	1,906,000

Other assets	1,259,000	658,000

TOTAL ASSETS	$28,371,000	$22,676,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JANUARY 31, 2007	APRIL 30, 2006
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,439,000	$1,233,000
Accrued clinical trial site fees	319,000	170,000
Accrued legal and accounting fees	185,000	250,000
Accrued royalties and license fees	249,000	138,000
Accrued payroll and related costs	724,000	850,000
Notes payable, current portion	440,000	429,000
Capital lease obligation, current portion	16,000	15,000
Deferred revenue	2,202,000	563,000
Other current liabilities	480,000	836,000

Total current liabilities	6,054,000	4,484,000

Notes payable, less current portion	168,000	498,000
Capital lease obligation, less current portion	35,000	47,000
Deferred license revenue	8,000	21,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$.001 par value; authorized 250,000,000 shares; outstanding - 196,112,201 and 179,382,191, respectively	196,000	179,000
Additional paid-in capital	224,326,000	204,546,000
Deferred stock compensation	-	(235,000)
Accumulated deficit	(202,416,000)	(186,864,000)

Total stockholders' equity	22,106,000	17,626,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,371,000	$22,676,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$347,000	$1,505,000	$1,381,000	$2,227,000
License revenue	16,000	23,000	87,000	65,000
Total revenues, net	363,000	1,528,000	1,468,000	2,292,000

COSTS AND EXPENSES:
Cost of contract manufacturing	223,000	1,088,000	1,247,000	1,820,000
Research and development	3,907,000	3,294,000	11,868,000	9,330,000
Selling, general and administrative	1,513,000	1,628,000	4,824,000	4,715,000

Total costs and expenses	5,643,000	6,010,000	17,939,000	15,865,000

LOSS FROM OPERATIONS	(5,280,000)	(4,482,000)	(16,471,000)	(13,573,000)

OTHER INCOME (EXPENSE):
Interest and other income	267,000	1,381,000	955,000	1,585,000
Interest and other expense	(12,000)	(12,000)	(36,000)	(35,000)

NET LOSS	$(5,025,000)	$(3,113,000)	$(15,552,000)	$(12,023,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	195,299,586	171,355,523	191,067,145	165,772,373

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.02)	$(0.08)	$(0.07)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JANUARY 31,
	2007	2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,552,000)	$(12,023,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355,000	302,000
Stock-based compensation and issuance of common stock under stock bonus plan	1,153,000	361,000
Amortization of expenses paid in shares of common stock	362,000	844,000
Recovery of note receivable	-	(1,229,000)
Loss (gain) on disposal of property	1,000	(6,000)
Changes in operating assets and liabilities:
Trade and other receivables	(378,000)	(195,000)
Inventories	(1,986,000)	(433,000)
Prepaid expenses and other current assets	(221,000)	(193,000)
Accounts payable	206,000	168,000
Accrued clinical trial site fees	149,000	203,000
Deferred revenue	1,626,000	70,000
Accrued payroll and related costs	(87,000)	(189,000)
Other accrued expenses and current liabilities	(310,000)	(662,000)

Net cash used in operating activities	(14,682,000)	(12,982,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(105,000)	(423,000)
Proceeds from sale of property	-	6,000
Recovery of note receivable	-	1,229,000
Decrease (increase) in other assets	184,000	(199,000)

Net cash provided by investing activities	79,000	613,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under notes payable	-	370,000
Principal payments on notes payable and capital lease	(330,000)	(218,000)
Proceeds from issuance of common stock, net of issuance costs of $46,000 and $47,000, respectively	17,865,000	18,065,000
Net cash provided by financing activities	17,535,000	18,217,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,932,000	5,848,000

CASH AND CASH EQUIVALENTS, beginning of period	17,182,000	9,816,000

CASH AND CASH EQUIVALENTS, end of period	$20,114,000	$15,664,000

NON-CASH FINANCING ACTIVITIES:
Common stock issued for research fees and prepayments for future research fees	$975,000	$321,000
Property acquired under capital lease	$-	$65,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 (unaudited)

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

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at January 31, 2007, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three and nine-month periods ended January 31, 2007 and 2006. We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted. Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2006. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

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

Revenues earned by Avid during the nine months ended January 31, 2007 and 2006 amounted to $1,381,000 and $2,227,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover our anticipated consolidated cash flows used in operations. In addition, revenues that may be generated from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations. At January 31, 2007, we had $20,114,000 in cash and cash equivalents, which we currently believe is sufficient capital to maintain our operations through at least November 2007 based on our current projections.

We may raise additional capital through the registered offer and sale of shares of our common stock. At January 31, 2007, we had approximately 5,031,000 shares available for possible future registered transactions under two separate shelf registration statements. In addition during January 2007, we filed a separate registration statement on Form S-3, File Number 333-139975, which allows us to issue, from time to time, in one or more offerings, shares of our common stock for proceeds up to $30,000,000. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 (unaudited) (continued)

There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond November 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Prepaid Expenses - Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date. We have prepaid various research and development related services through the issuance of shares of our common stock to unrelated entities, which are expensed once the services have been provided under the terms of the arrangement. As of January 31, 2007 and April 30, 2006, prepaid expenses and other current assets in the accompanying condensed consolidated financial statements include $504,000 and $866,000, respectively, in research and development services prepaid with shares of our common stock. These prepaid research and development balances as of January 31, 2007 and April 30, 2006 include amounts paid in shares of our common stock to Affitech AS of $475,000 under a research collaboration agreement for the generation of fully human monoclonal antibodies against two targets that are currently undefined and contain no expiration clauses. We will expense these prepaid targets once they are defined and delivered to Affitech AS in accordance with the terms of the agreement, which we expect will occur within the next twelve months.

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid. Inventories consist of the following at January 31, 2007 and April 30, 2006:

	January 31, 2007	April 30, 2006
Raw materials	$709,000	$565,000
Work-in-process	2,162,000	320,000
Total inventories	$2,871,000	$885,000

Comprehensive Loss - Comprehensive loss is equal to net loss for all periods presented.

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and nine months ended January 31, 2007 and 2006.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 1,301,525 and 2,531,546 shares of common stock for the three and nine months ended January 31, 2007, respectively, and 2,524,463 and 2,997,181 shares of common stock for the three and nine months ended January 31, 2006, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants to purchase up to 8,525,781 and 7,116,306 shares of common stock for the three and nine months ended January 31, 2007, respectively, and 11,176,382 and 9,592,777 shares of common stock for the three and nine months ended January 31, 2006, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Recent Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which we would be required to implement no later than May 1, 2007. We have not yet evaluated the potential impact of adopting FIN 48 on our consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value method is selected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than May 1, 2008.  We have not yet evaluated the potential impact of adopting SFAS No. 159 on our consolidated financial statements.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 (unaudited) (continued)

Prior to fiscal year 2007, we accounted for options granted under the Option Plans in accordance with Accounting Principles Board No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and Related Interpretations, as permitted by FASB Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized in the accompanying condensed statements of operations for the three and nine months ended January 31, 2006 related to stock option grants, as all options granted under the Option Plans had an exercise price at least equal to the fair market value of the underlying common stock on the grant date.

Effective May 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), which supersedes our previous accounting under APB No. 25. SFAS No. 123R requires the recognition of compensation expense, using a fair value based method, for costs related to all share-based payments including grants of employee stock options. In addition, SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods (vesting period). We adopted SFAS 123R using the modified-prospective method and, accordingly, stock-based compensation cost recognized beginning May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

Our net loss for the three and nine months ended January 31, 2007 increased by $187,000 and $796,000, respectively, as a result of the application of SFAS No. 123R, which costs are included in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended January 31, 2007	Nine Months Ended January 31, 2007
Research and development	$129,000	$472,000
Selling, general and administrative	58,000	324,000
Total	$187,000	$796,000

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period (typically 4 years). The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our stock covering the estimated expected term. The expected term of options granted is based on the expected time to exercise using the “simplified” method allowable under the Security and Exchange Commission’s Staff Accounting Bulletin No. 107. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model during the periods presented, were as follows:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 (unaudited) (continued)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Risk-free interest rate	4.72%	3.88%	4.87%	3.88%
Expected life (in years)	6.25	5.49	6.25	5.49
Expected volatility	97%	103%	99%	103%
Expected dividend yield	-	-	-	-

As of January 31, 2007, options to purchase up to 11,608,165 shares of our common stock were issued and outstanding under the Option Plans with a weighted average exercise price of $1.54 per share and expire at various dates through January 29, 2017. Options to purchase up to 4,616,329 shares of common stock were available for future grant under the Option Plans as of January 31, 2007. The total options available for grant of 4,616,329 excludes shares of our common stock reserved for under our February 2006 Stock Bonus Plan, which plan will remain in effect through fiscal year ending April 30, 2007, due to the uncertainty of achieving the performance milestones that are required to be achieved before shares of common stock are issued under the Stock Bonus Plan. We carefully assess the likelihood of achieving each predetermined performance milestone on a quarterly basis and record compensation expense when it becomes probable that a predetermined performance milestone under the Stock Bonus Plan will be achieved. During the nine months ended January 31, 2007, 249,326 shares of common stock have been earned by eighteen participants under the February 2006 Stock Bonus Plan, based on the achievement of various milestones. In the event that all remaining milestones are achieved under the Stock Bonus Plan, we would issue up to 221,624 additional shares of common stock under the February 2006 Stock Bonus Plan during fiscal year 2007 for the achievement of performance milestones.

The following summarizes all stock option transaction activity for the nine months ended January 31, 2007:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, May 1, 2006	11,307,279	$1.56
Granted	846,680	$1.34
Exercised	(65,350)	$0.90
Canceled or expired	(480,444)	$1.64
Outstanding, January 31, 2007	11,608,165	$1.54	6.02	$1,358,000

Exercisable and expected to vest	11,388,535	$1.55	5.97	$1,348,000
Exercisable, January 31, 2007	9,087,459	$1.60	5.34	$1,255,000

The weighted-average grant date fair value of options granted during the nine-month periods ended January 31, 2007 and 2006 were $1.09 per share and $0.81 per share, respectively. Cash proceeds from stock options exercised during the nine-month periods ended January 31, 2007 and 2006 totaled $59,000 and $90,000, respectively. The aggregate intrinsic value of options exercised during the nine-month periods ended January 31, 2007 and 2006 was $38,000 and $35,000, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 (unaudited) (continued)

We issue shares of common stock that are reserved for under the Option Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of January 31, 2007, the total estimated unrecognized compensation cost related to non-vested stock options was $1,842,000. This cost is expected to be recognized over a weighted average vesting period of 2.91 years based on current assumptions.

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net loss and net loss per share for the three and nine-month periods ended January 31, 2007 as compared to the pro forma financial results for the three and nine-month periods ended January 31, 2006, adjusted for stock-based compensation:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Net loss, excluding the effect of employee stock-based compensation	$(4,838,000)	$(3,113,000)	$(14,756,000)	$(12,023,000)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards	(187,000)	(291,000)	(796,000)	(1,504,000)
Net loss, including the effect of stock-based compensation	$(5,025,000)	$(3,404,000)	$(15,552,000)	$(13,527,000)
Basic and diluted net loss per share:
Excluding the effect of stock-based compensation	$(0.02)	$(0.02)	$(0.08)	$(0.07)
Including the effect of stock-based compensation	$(0.03)	$(0.02)	$(0.08)	$(0.08)

Periodically, we grant stock options to non-employee consultants. The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock-based compensation expense recorded during the three and nine months ended January 31, 2007 associated with non-employees amounted to $2,000 and $54,000, respectively. Stock-based compensation expense recorded during the three and nine months ended January 31, 2006 associated with non-employees amounted to $200,000 and $361,000, respectively.

4.  STOCKHOLDERS’ EQUITY

During June 2006, we entered into a Common Stock Purchase Agreement with one institutional investor pursuant to which we sold 9,285,714 shares of our common stock in exchange for net proceeds of $12,970,000. The shares of common stock were issued from our shelf registration statement on Form S-3, File Number 333-132872. No commissions were paid, nor warrants issued, in connection with this transaction.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 (unaudited) (continued)

During January 2007, we issued and sold 862,832 shares of our common stock to Affitech AS as payment for certain amounts due under a research collaboration agreement dated October 4, 2004 for the generation of fully human monoclonal antibodies against three additional antibody targets that are currently undefined and have no expiration clauses. The shares of common stock were issued from our shelf registration statement on Form S-3, File Number 333-132872. The value of the shares issued of $975,000 is included in other assets in the accompanying condensed consolidated balance sheets at January 31, 2007 as we do not currently expect to define these three targets within the next twelve months. We will expense each target as a research and development expense once the targets are defined and delivered to Affitech AS in accordance with the terms of the agreement.

As of January 31, 2007, 4,851,454 shares of common stock were available for issuance under our shelf registration statement on Form S-3, File Number 333-132872.

During January 2007, we filed a registration statement on Form S-3, File Number 333-139975 (the “January 2007 Shelf”) which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, shares of common stock for proceeds up to $30,000,000. As of January 31, 2007, we have not issued any shares of common stock under the January 2007 Shelf.

As of January 31, 2007, we have reserved 21,677,993 additional shares of our common stock which may be issued under our shelf registration statements, stock option plans and outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved under two effective shelf registration statements	5,030,634
Options issued and outstanding	11,608,165
Options available for future grant	4,616,329
Warrants issued and outstanding	422,865
Total shares reserved	21,677,993

The above table does not include shares of common stock that we could issue under the January 2007 Shelf due to the indeterminable number of shares that could potentially be issued under this shelf, which allows us to issue, from time to time, in one or more offerings, shares of common stock for proceeds up to $30,000,000.

5. WARRANTS

During the nine months ended January 31, 2007, warrants to purchase 6,266,788 shares of our common stock were exercised for cash under four separate transactions for net proceeds of $4,852,000. As of January 31, 2007, warrants to purchase up to 422,865 shares of our common stock were issued and outstanding and exercisable at prices ranging between $0.86 and $2.50 per share with a weighted average exercise price of $1.40 per share and expire at various dates through March 31, 2008.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 (unaudited) (continued)

Additional information regarding warrants outstanding as of January 31, 2007, is as follows:

Per Share Exercise Price	Number of Warrants Outstanding	Weighted Average Per Share Exercise Price	Expiration Date
$0.86	62,865		6/8/07
$1.47	350,000		3/31/08
$2.50	10,000		3/25/08
$0.86 - $2.50	422,865	$ 1.40	6/8/07 - 3/31/08

6. SEGMENT REPORTING

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of targeted products for the treatment of cancer and viral infections using monoclonal antibodies. Avid is engaged in providing contract manufacturing of biologics and related services to biopharmaceutical and biotechnology businesses.

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

Segment information for the three-month periods is summarized as follows:

	Three Months Ended January 31,
	2007	2006
Net Revenues:
Contract manufacturing and development of biologics	$347,000	$1,505,000
Products in research and development	16,000	23,000
Total revenues, net	$363,000	$1,528,000

Gross Profit:
Contract manufacturing and development of biologics	$124,000	$417,000
Products in research and development	16,000	23,000
Total gross profit	140,000	440,000

Research and development expense	(3,907,000)	(3,294,000)
Selling, general and administrative expense	(1,513,000)	(1,628,000)
Other income, net	255,000	1,369,000
Net loss	$(5,025,000)	$(3,113,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2007 (unaudited) (continued)

Net revenues generated from Avid for the three-month periods were from the following customers:

	Three Months Ended January 31,
	2007	2006
Customer revenues as a % of net revenues:
United States (customer A)	77%	72%
United States (customer B)	18%	0%
Germany (one customer)	3%	20%
Other customers	2%	8%
Total customer revenues as a % of net revenues	100%	100%

Segment information for the nine-month periods is summarized as follows:

	Nine Months Ended January 31,
	2007	2006
Net Revenues:
Contract manufacturing and development of biologics	$1,381,000	$2,227,000
Products in research and development	87,000	65,000
Total net revenues	$1,468,000	$2,292,000

Gross Profit (Loss):
Contract manufacturing and development of biologics	$134,000	$407,000
Products in research and development	87,000	65,000
Total gross profit	221,000	472,000

Research and development expense	(11,868,000)	(9,330,000)
Selling, general and administrative expense	(4,824,000)	(4,715,000)
Other income, net	919,000	1,550,000
Net loss	$(15,552,000)	$(12,023,000)

Net revenues generated from Avid for the nine-month periods were from the following customers:

	Nine Months Ended January 31,
	2007	2006
Customer revenues as a % of net revenues:
United States (customer A)	22%	75%
United States (customer B)	12%	0%
Germany (one customer)	1%	13%
Australia (one customer)	36%	3%
China (one customer)	25%	0%
Other customers	4%	9%
Total customer revenues as a % of net revenues	100%	100%

Net revenues generated from products in research and development during the three and nine months ended January 31, 2007 and 2006 were primarily from the amortized portion of the up-front license fees under the December 2002 license agreement with Schering A.G.

Long-lived assets by segment consist of the following:
	January 31, 2007	April 30, 2006
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,510,000	$1,516,000
Products in research and development	335,000	390,000
Total long-lived assets, net	$1,845,000	$1,906,000

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

Company Overview

We are organized into two reportable operating segments: (i) Peregrine Pharmaceuticals, Inc. (“Peregrine”), the parent company, is a clinical stage biopharmaceutical company developing targeted therapeutics for the treatment of cancer and hepatitis C virus infection and (ii) Avid Bioservices, Inc. (“Avid”), a wholly owned subsidiary, is engaged in providing bio-manufacturing services for Peregrine and outside customers on a fee-for-service basis.

The following represents a summary of our ongoing clinical trial programs:

Product	Indication	Trial Design	Status
Bavituximab	Solid tumor cancers	Phase Ia repeat dose monotherapy safety study to treat up to 28 patients.	Patients are currently being screened and enrolled at up to 5 centers in the U.S.
Bavituximab plus chemotherapy	Solid tumor cancers	Phase Ib repeat dose combination therapy safety study to treat up to 12 patients with 8 weekly doses of bavituximab in combination with chemotherapy agents.	Patients are currently being screened and enrolled at up to 3 centers in India.
Cotara®	Brain cancer (glioblastoma multiforme)	Dosimetry and dose confirmation study designed to treat up to 12 patients at 1st and 2nd relapse in collaboration with New Approaches to Brain Tumor Therapy consortium.	Patients are currently being screened and enrolled at up to 4 centers in the U.S.
Cotara®	Brain cancer (glioblastoma multiforme)	Phase II safety and efficacy study to treat up to 40 patients at 1st relapse.	Regulatory approval has been received for the protocol in India. Manufacturing development is proceeding in India and approval is anticipated in the near term.
Bavituximab	Chronic Hepatitis C Virus (“HCV”) infection	Phase Ib repeat dose safety study in 24 patients.	Phase Ib study is complete. We are currently evaluating the data in designing the next set of studies. We expect to initiate these studies in the coming months.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and nine-month periods ended January 31, 2007 and 2006. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which changes are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2007	2006	$ Change	2007	2006	$ Change
	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing revenue	$347	$1,505	$(1,158)	$1,381	$2,227	$(846)
License revenue	16	23	(7)	87	65	22
Total revenues	363	1,528	(1,165)	1,468	2,292	(824)

COST AND EXPENSES:
Cost of contract manufacturing	223	1,088	(865)	1,247	1,820	(573)
Research and development	3,907	3,294	613	11,868	9,330	2,538
Selling, general and administrative	1,513	1,628	(115)	4,824	4,715	109

Total cost and expenses	5,643	6,010	(367)	17,939	15,865	2,074

LOSS FROM OPERATIONS	(5,280)	(4,482)	(798)	(16,471)	(13,573)	(2,898)

OTHER INCOME (EXPENSE):
Interest and other income	267	1,381	(1,114)	955	1,585	(630)
Interest and other expense	(12)	(12)	-	(36)	(35)	(1)

NET LOSS	$(5,025)	$(3,113)	$(1,912)	$(15,552)	$(12,023)	$(3,529)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues.

Three and Nine Months: The decrease in total revenues of $1,165,000 and $824,000 during the three and nine months ended January 31, 2007, respectively, compared to the same periods in the prior year was primarily due to a decrease in contract manufacturing revenue of $1,158,000 and $846,000, respectively. The decrease in contract manufacturing revenue was primarily due to a decrease in the number of completed manufacturing runs associated with unrelated entities compared to the prior year periods. The decrease in contract manufacturing revenue for the current year nine-month period was offset by the collection of a disputed receivable in the amount of $300,000 during the quarter ended October 31, 2006, associated with services performed under a contract during the year ended April 30, 2005. Since collectibility of the receivable was not reasonably assured, in accordance with SAB No. 104, we did not recognize revenue in prior years and the related work-in-process inventory was written off and included in cost of contract manufacturing during the year ended April 30, 2005.

We expect an increase in contract manufacturing revenue during the remainder of the current fiscal year based on completed projects to date in the fourth quarter and the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under outstanding proposals. Avid is presently working on several active projects for existing clients and has submitted project proposals to various potential clients. Since the timing to initiate and complete projects from existing clients and our ability to convert outstanding proposals into new contracts and new business is at the discretion of our clients or potential clients, we cannot reasonably estimate with a high degree of likelihood our revenues for the remainder of fiscal year 2007 nor for fiscal year 2008 beyond the approximate $1.9 million of work we have completed as of the date of this Quarterly Report.

Cost of Contract Manufacturing.

Three and Nine Months: The decrease in cost of contract manufacturing of $865,000 and $573,000 during the three and nine months ended January 31, 2007, respectively, compared to the same periods in the prior year was primarily related to the current year decreases in contract manufacturing revenue. In addition, the current year nine-month decrease in cost of contract manufacturing was offset by the write-off of unusable work-in-process inventory and estimated contract loss provisions associated with two unrelated entities during the six-month period ending October 31, 2006 of $412,000. We expect contract manufacturing costs to increase during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three and Nine Months: The increase in research and development expenses of $613,000 and $2,538,000 during the three and nine-month periods ended January 31, 2007, respectively, compared to the same periods in the prior year was due to an increase in expenses associated with each of our following platform technologies under development:

	R&D Expenses - Three Months Ended January 31,			R&D Expenses - Nine Months Ended January 31,
	2007	2006	$ Change	2007	2006	$ Change
	(in thousands)			(in thousands)
Technology Platform:
Anti-PS Immunotherapeutics (bavituximab)	$1,974	$2,174	$(200)	$7,081	$6,290	$791
TNT (Cotara®)	1,301	641	660	2,829	1,710	1,119
VTA and Anti-Angiogenesis Agents	487	369	118	1,531	1,033	498
VEA	145	110	35	427	297	130
Total R&D Expenses	$3,907	$3,294	$613	$11,868	$9,330	$2,538

o   Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics (bavituximab) - Three Months: The decrease in Anti-PS Immunotherapeutics program expenses during the three months ended January 31, 2007 compared to the same period in the prior year is primarily due to a decrease in allocated manufacturing expenses associated with our first Anti-PS Immunotherapeutic agent, bavituximab. The decrease in allocated manufacturing expenses is primarily associated with a decrease in the utilization of our in-house manufacturing facility during the current year quarter to support our bavituximab research and clinical programs compared to the same period in the prior year. During the current year quarter, our manufacturing efforts were primarily focused on both clinical platforms, bavituximab and Cotara®, as we prepared to initiate the Cotara® brain cancer study in India. Whereas in the prior year quarter, our manufacturing efforts were primarily focused on bavituximab. This decrease in allocated manufacturing expenses was offset by an increase in payroll and related expenses primarily related to increased headcount to support the clinical development of bavituximab in the U.S. and abroad including the advancement of our pre-clinical product candidates under our Anti-PS platform technology.

Nine Months: The increase in Anti-PS Immunotherapeutics program expenses during the nine months ended January 31, 2007 compared to the same period in the prior year is primarily from continuing efforts to support the development and clinical development of our first Anti-PS Immunotherapeutic agent, bavituximab. During the current nine-month period, clinical trial expenses increased as we advanced the development of two separate Phase I clinical programs using bavituximab for the treatment of advanced solid cancers and chronic hepatitis C virus infection (“HCV”), including the initiation of a Phase Ib study in India during the current year using bavituximab for the treatment of advanced solid cancers in combination with chemotherapy. These increases in clinical trial expenses were further supplemented with increases in payroll and related expenses including non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006 and non-cash expenses associated with shares of common stock earned by employees under our February 2006 Stock Bonus Plan. These increases in Anti-PS Immunotherapeutics program expenses were offset by a decrease in technology license and access fees expensed in the prior year period in support of the bavituximab clinical program and pre-clinical product candidates.

o     Tumor Necrosis Therapy (“TNT”) (Cotara®) - Three and Nine Months: The increase in TNT program expenses during the three and nine months ended January 31, 2007 compared to the same periods in the prior year resulted primarily from increased clinical trial expenses to support the Cotara® dose confirmation and dosimetry clinical trial for the treatment of glioblastoma multiforme (a deadly form of brain cancer) in collaboration with the New Approaches to Brain Tumor Therapy consortium and an increase in expenses to support the initiation of a Phase II clinical trial in India to treat up to 40 patients with glioblastoma multiforme. These increases in clinical trial expenses were further supplemented with increases in payroll and related expenses, manufacturing expenses, and non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents - Three and Nine Months: The increase in VTA and Anti-Angiogenesis Agents program expenses during the three and nine-months ended January 31, 2007 compared to the same periods in the prior year is primarily due to increases in payroll and related expenses, sponsored research fees, manufacturing expenses, and outside research studies associated with increased efforts to advance the pre-clinical development of our VTA and Anti-Angiogenesis Agents programs. These increases were further supplemented by an increase in non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006.

o     VEA - Three and Nine Months: The increase in VEA program expenses during the three and nine months ended January 31, 2007 compared to the same periods in the prior year is primarily due to increases in payroll and related expenses and laboratory materials associated with increased efforts to advance the pre-clinical development of our VEA program. These increases were further supplemented by an increase in non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006. The above VEA increases were offset with a decrease in technology license fees incurred in the prior year associated with an annual license fee due under a former license agreement.

Looking beyond the current fiscal year, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

▪	the uncertainty of our capital resources to fund research, development and clinical studies beyond November 2007;
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

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, legal and accounting fees, stock-based compensation expense, investor and public relation fees, insurance, and other expenses relating to general management, administration, and business development activities of the Company.

Three Months: The decrease in selling, general and administrative expenses of $115,000 during the three months ended January 31, 2007 compared to the same period in the prior year is primarily due to decreases in payroll and related expenses and non-cash expenses associated with stock-based compensation. Payroll and related expenses decreased $65,000 from $773,000 in fiscal year 2006 to $708,000 in fiscal year 2007 primarily due to certain severance expenses that did not reoccur in the current period. This was offset by a current quarter increase in payroll expenses primarily associated with an increase in headcount across most corporate functions to support our expanding operations. Non-cash stock-based compensation expense decreased $58,000 from $118,000 in fiscal year 2006 to $60,000 in fiscal year 2007 primarily due to the prior year amortization of the fair value of warrants provided to a non-employee consultant for business development services related to Avid’s operations, which was offset by an increase in stock-based compensation associated with the adoption of SFAS No. 123R on May 1, 2006. These decreases were further supplemented with decreases associated with corporate legal fees and investor and public relation fees offset with incremental increases in facility other general corporate expenses.

Nine Months: The increase in selling, general and administrative expenses of $109,000 during the nine months ended January 31, 2007 compared to the same period in the prior year is primarily due to an increase in (i) payroll and related expenses, (ii) corporate facility and related expenses, (iii) non-cash stock-based compensation expense, and (iv) non-cash stock bonus expense. Payroll and related expenses slightly increased $53,000 from $2,083,000 in fiscal year 2006 to $2,136,000 in fiscal year 2007 primarily due to an increase in headcount across most corporate functions to support our increased operations offset by a decrease in prior year severance expenses. Corporate facility and related expenses increased $94,000 from $257,000 in fiscal year 2006 to $351,000 in fiscal year 2007 primarily due to the increase in employee headcount across most corporate functions combined with an increased allocation of lease expense resulting from the expiration of a sub-lease agreement. Non-cash stock-based compensation expense increased $89,000 from $243,000 in fiscal year 2006 to $332,000 in fiscal year 2007 primarily due to the adoption of SFAS No. 123R on May 1, 2006. In addition, we expensed $150,000 in non-cash stock bonuses during the current year nine-month period, which we did not incur in the prior year, associated with the fair value shares of common stock earned by employees upon the achievement of pre-determined performance milestones as set forth under the Company’s February 2006 Stock Bonus Plan. These increases were offset with a net decrease in other corporate related expenses of $248,000, which primarily includes decreases in corporate legal fees and public and investor relation fees.

Interest and Other Income.

Three and Nine Months: The decrease in interest and other income of $1,114,000 and $630,000 during the three and nine months ended January 31, 2007, respectively, compared to the same periods in the prior year was primarily due to the collection of a previously fully reserved note receivable in the amount of $1,229,000 reflected in the prior year quarter and nine-months ended January 31, 2006. The decrease in other income was partially offset by increases in interest income of $122,000 and $478,000 during the current year three and nine-month periods, respectively, as a result of a higher average cash balance on hand and higher prevailing interest rates during the current year periods compared to the same prior year periods. In addition, the current year nine-month decrease in other income was offset by the sale of a trademark name during the current year quarter ended July 31, 2006 in the amount of $130,000.

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

The fair value of each option grant is estimated using the Black-Scholes option valuation model and are amortized as compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (typically 4 years). Use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. Expected volatility is based on daily historical volatility of our stock covering the estimated expected term. The expected term of options granted is based on the expected time to exercise using the "simplified" method allowable under the Security and Exchange Commission's Staff Accounting Bulletin No. 107. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our loss from operations for the three and nine-month periods ended January 31, 2007 included stock-based compensation expense of $187,000 and $796,000, respectively. We believe that non-cash stock-based compensation expense for the remaining three months of fiscal year 2007 may be up to approximately $200,000 based on actual shares granted and unvested as of January 31, 2007. However, the actual expense may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of the fiscal year, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

As of January 31, 2007, the total estimated unrecognized compensation cost related to non-vested stock options was $1,842,000. This cost is expected to be recognized over a weighted average period of 2.91 years.

Allowance for Doubtful Accounts

We continually monitor our allowance for doubtful accounts for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on factors that appear reasonable under the circumstances.

Liquidity and Capital Resources

As of January 31, 2007, we had $20,114,000 in cash and cash equivalents on hand compared to $17,182,000 at April 30, 2006. Although we have sufficient cash on hand to meet our planned obligations through at least November 2007 based on our current projections, our development efforts are highly dependent on our ability to raise additional capital to support our future operations.

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

Revenues earned by Avid during the nine months ended January 31, 2007 and 2006 amounted to $1,381,000 and $2,227,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover total anticipated cash flows used in operations. In addition, revenues that may be generated from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond November 2007.

We may raise additional capital through the registered offer and sale of shares of our common stock. At January 31, 2007, we had approximately 5,031,000 shares available for possible future registered transactions under two separate shelf registration statements. Also, during January 2007, we filed a separate registration statement on Form S-3, File Number 333-139975, which allows us to issue, from time to time, in one or more offerings, shares of our common stock for proceeds up to $30,000,000. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2007 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the nine months ended January 31, 2007, cash used in operating activities increased $1,700,000 to $14,682,000 compared to $12,982,000 for the nine months ended January 31, 2006. The increase in cash used in operating activities was primarily related to an increase of $1,930,000 in net cash used in operating activities before considering changes in operating assets and liabilities. This increase was primarily due to increases in research and development expenses and selling, general and administrative expenses combined with a decrease in cost of contract manufacturing. This increase in cash used in operating activities before changes in operating assets and liabilities was offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $230,000.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	NINE MONTHS ENDED
	January 31, 2007	January 31, 2006
Net loss, as reported	$(15,552,000)	$(12,023,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization
Stock-based compensation and common stock issued under stock bonus plan
Amortization of expenses paid in shares of common stock
Recovery of note receivable
Loss (gain) on disposal of property
	355,000 1,153,000 362,000 - 1,000	302,000 361,000 844,000 (1,229,000 (6,000	) )
Net cash used in operating activities before changes in operating assets and liabilities	$(13,681,000)	$(11,751,000)
Net change in operating assets and liabilities	$(1,001,000)	$(1,231,000)
Net cash used in operating activities	$(14,682,000)	$(12,982,000)

Cash Provided by Investing Activities. Net cash provided by investing activities decreased $534,000 to $79,000 for the nine months ended January 31, 2007 compared to net cash provided by $613,000 for the nine months ended January 31, 2006. This decrease in net cash provided by investing activities was primarily due to the recovery of a note receivable in the amount of $1,229,000 during the prior year period combined with a current year decrease in property acquisitions and a decrease in other assets primarily related to security deposits paid in the prior year to GE Capital Corporation on notes payable and prior year installment payments made on certain laboratory equipment.

Cash Provided By Financing Activities. Net cash provided by financing activities decreased $682,000 to $17,535,000 for the nine months ended January 31, 2007 compared to net cash provided of $18,217,000 for the nine months ended January 31, 2006. Cash provided by financing activities during the nine months ended January 31, 2007 was primarily due to proceeds received under a security purchase agreement whereby we sold and issued a total of 9,285,714 shares of our common stock in exchange for aggregate net proceeds of $12,970,000, which was supplemented with net proceeds of $4,895,000 from the exercise of stock options and warrants. Cash provided by financing activities during the nine months ended January 31, 2006 was primarily due to net proceeds received from the sale of our common under various security purchase agreements in the amount of $17,975,000 supplemented with proceeds received from the financing of laboratory equipment with GE Capital Corporation.

Commitments

At January 31, 2007, we had no material capital commitments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at January 31, 2007, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2007, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2007.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. Although we currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows we did file the following lawsuit:

On January 12, 2007, we filed a lawsuit against the Cancer Therapeutics Laboratories (“CTL”). The lawsuit was filed in the Superior Court of the State of California for the County of Orange, Central Justice Center. The lawsuit alleges that CTL has breached various agreements with the Company by (i) failing to pay to the Company its contractual share of the proceeds received by CTL when it formed a joint venture with a company in China involving the Company’s technology that had been licensed to CTL pursuant to an earlier agreement (the “Agreement”), (ii) failing to procure a sublicense with the company in China prior to transferring the Company’s technology to such company in China; and (iii) failing to provide the Company with access to CTL’s books and records, as required by the Agreement. The Company is seeking unspecified damages and declaratory relief with respect to the termination of the Agreement with CTL, the exclusion of certain technology from the Agreement, and an accounting of all monies, data and other items that should been paid to the Company under the Agreement.

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

At January 31, 2007, we had approximately $20.1 million in cash and cash equivalents. We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development. While we expect Avid to continue to generate revenues in the foreseeable future, we expect our monthly negative cash flow to continue for the foreseeable future due to our clinical trial activities using bavituximab for the treatment of both solid cancer tumors and hepatitis C virus infection and Cotara® for the treatment of brain cancer, including supporting trials outside the United States, our anticipated research and development costs associated with the possible expansion of our clinical indications using bavituximab for the treatment of other viral indications, our continued research directed towards our other technologies in pre-clinical development, and our possible expansion of our manufacturing capabilities. We believe we have sufficient cash on hand to meet our obligations on a timely basis through at least November 2007 based on our current projections.

In addition to the operations of Avid, we plan to obtain any necessary financing through one or more methods including either equity or debt financing and/or negotiating additional licensing or collaboration agreements for our technology platforms. We currently have an aggregate of approximately 5,031,000 shares available under two of our existing Form S-3 registration statements for possible future registered transactions. In addition during January 2007, we filed a separate registration statement on Form S-3, File Number 333-139975, which allows us to issue, from time to time, in one or more offerings, shares of our common stock for proceeds up to $30,000,000. However, there can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

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

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred during the past three fiscal years and during the nine months ended January 31, 2007:

Net Loss
Nine months ended January 31, 2007 (unaudited)	$15,552,000
Fiscal Year 2006	$17,061,000
Fiscal Year 2005	$15,452,000
Fiscal Year 2004	$14,345,000

As of January 31, 2007, we had an accumulated deficit of $202,416,000. While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

Our Product Development Efforts May Not Be Successful.

Since our inception, we have been engaged in the development of drugs and related therapies for the treatment of patients with cancer. During fiscal year 2005, we began exploring the use of one of our product candidates, bavituximab, for the treatment of viral infections (in particular enveloped viruses). In August 2006 we completed a single dose Phase Ia trial for the treatment of patients with the hepatitis C virus (“HCV”) infection and in January 2007 completed a repeat dose Phase Ib HCV trial. In addition, we are planning additional dosing studies and combination therapy studies using bavituximab with standard anti-viral therapies. We also recently initiated a Phase Ib repeat dose combination study in India using bavituximab for the treatment of solid cancer tumors in combination with chemotherapy. Our product candidates have not received regulatory approval and are generally in research, pre-clinical and clinical stages of development. If the results from any of the clinical trials are poor, those results may adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, and the eligibility criteria for the study. In addition, because our Cotara® product currently in clinical trials represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our clinical study.

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

Positive results from pre-clinical studies and our Phase I clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. The Phase Ia and Ib clinical trials of bavituximab for the treatment of the Hepatitis C virus (“HCV”) infection have been conducted only in small numbers of patients that may not fully represent the diversity present in larger populations infected with HCV. The limited results we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations and also may not predict the ability of bavituximab to achieve a sustained anti-viral response or the ability to provide a long-term therapeutic benefit. These initial trials in HCV have not been designed to assess the long-term therapeutic utility of bavituximab. We will be required to demonstrate through larger-scale clinical trials that bavituximab is safe and effective for use in a diverse population before we can seek regulatory approval for its commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

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

We cannot guarantee that we will be able to maintain the minimum closing bid price requirement or maintain any of the other requirements in the future. The market price of our common stock has generally been highly volatile. During the nine months ended January 31, 2007, the trading price of our common stock on The Nasdaq Capital Market ranged from $1.09 per share to $1.99 per share. Most recently, the closing bid price of our common stock has been below $1.00 since March 5, 2007. If the closing bid price of our common stock is below $1.00 per share for a period of thirty consecutive trading days, we will receive a deficiency notice from NASDAQ®, and we will automatically be afforded a "compliance period" of 180 calendar days within which to regain compliance. To demonstrate compliance with the minimum closing bid price requirement, we must maintain a closing bid price of at least $1.00 per share for 10 consecutive trading days. If we are still not in compliance with the minimum closing bid price requirement after the initial 180 calendar day period but we are in compliance with all initial listing requirements other than the bid requirement, we will be afforded an additional "compliance period" of 180 calendar days within which to regain compliance.

If we fail to comply with any of The Nasdaq Capital Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

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

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of January 31, 2007, we had approximately 196,112,000 shares of our common stock outstanding, and for that date the last reported sales price of our common stock was $1.17 per share.

We could also issue up to approximately 21,678,000 additional shares of our common stock that are reserved for future issuance under our shelf registration statements, stock option plans and outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved for under two effective shelf registration statements	5,030,634
Common shares reserved for issuance under stock option plans	11,608,165
Common shares available for future grant under option plans	4,616,329
Common shares issuable upon exercise of outstanding warrants	422,865
21,677,993

The above table does not include shares of common stock that we could issue under the registration statement we filed during January 2007 on Form S-3, File Number 333-139975 due to the indeterminable number of shares that could potentially be issued under this shelf, which allows us to issue, from time to time, in one or more offerings, shares of common stock for proceeds up to $30,000,000.

Of the total warrants and options outstanding as of January 31, 2007, approximately 3,545,000 options and warrants would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at January 31, 2007.

Our Highly Volatile Stock Price And Trading Volume May Adversely Affect The Liquidity Of Our Common Stock

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three years ended April 30, 2006, and our three fiscal quarters ended January 31, 2007:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2007
Quarter Ended January 31, 2007	$1.39	$1.09	4,299	203
Quarter Ended October 31, 2006	$1.49	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178
Fiscal Year 2005
Quarter Ended April 30, 2005	$1.64	$1.11	5,945	223
Quarter Ended January 31, 2005	$1.45	$0.99	6,128	160
Quarter Ended October 31, 2004	$1.96	$0.95	2,141	148
Quarter Ended July 31, 2004	$1.92	$0.88	1,749	131
Fiscal Year 2004
Quarter Ended April 30, 2004	$2.85	$1.56	3,550	320
Quarter Ended January 31, 2004	$3.14	$2.01	6,062	201
Quarter Ended October 31, 2003	$2.44	$1.25	18,060	314
Quarter Ended July 31, 2003	$2.19	$0.60	12,249	255

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	Announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

In addition, we have completed Phase Ia single-dose and Phase Ib multiple dose clinical trials evaluating bavituximab for the treatment of HCV. Bavituximab is a first-in-class approach for the treatment of HCV. We are aware of no other products in development targeting phosphatidylserine as a potential therapy for HCV. There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough Corporation, and Pegasys® (pegylated interferon-alpha-2a), Copegus® (ribavirin USP) and Roferon-A® (interferon-alpha-2a), which are marketed by Roche Pharmaceuticals, and Infergen® (interferon alfacon-1) now marketed by Valeant Pharmaceuticals International. First line treatment for HCV has changed little since alpha interferon was first introduced in 1991. The current standard of care for HCV includes a combination of an alpha interferon (pegylated or non-pegylated) with ribavirin. This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression. It is not uncommon for patients to discontinue alpha interferon therapy because they are unable to tolerate the side effects of the treatment.

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

New And Potential New Accounting Pronouncements May Impact Our Future Financial Position And Results Of Operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS No. 123R”), which we adopted May 1, 2006, as discussed in Note 3, “Stock-Based Compensation,” in the notes to the condensed consolidated financial statements. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB No. 25”), and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options. Our adoption of SFAS No. 123R is expected to materially impact our financial position and results of operations for future periods. During the three and nine months ended January 31, 2007, our loss from operations included non-cash stock-based compensation expense of $187,000 and $796,000, respectively, related to the adoption of SFAS No. 123R. In addition, we believe that non-cash stock-based compensation expense for the remainder of fiscal year 2007 may be up to approximately $200,000 based on actual shares granted and unvested as of January 31, 2007. However, the actual share-based compensation expense recorded during the remaining three months of fiscal year 2007 may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of fiscal year 2007, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk free interest rates. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business, which may also adversely affect our stock price.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        None

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

PEREGRINE PHARMACEUTICALS, INC.

Date: March 12, 2007	By: /s/ STEVEN W. KING
Steven W. King
President and Chief Executive Officer, Director

Date: March 12, 2007	By: /s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)