Form 10-K
period 2007-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2007-07-11
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2007

 PEREGRINE PHARMACEUTICALS, INC.
 (Exact name of Registrant as specified in its charter)
Delaware	95-3698422
(State of incorporation)	(I.R.S. Employer Identification No.)

14282 Franklin Avenue, Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (714) 508-6000

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of Each Exchange on Which Registered
Common Stock ($0.001 par value) Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

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

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $260,138,000 as of October 31, 2006. (1)

226,165,617
(Number of shares of common stock outstanding as of July 6, 2007)

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2007.

(1) Excludes 2,642,376 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of October 31, 2006.

PEREGRINE PHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED APRIL 30, 2007

TABLE OF CONTENTS
PART I

i

PART I

In this Annual Report, the terms “we”, “us”, “our”, “Company” and “Peregrine” refer to Peregrine Pharmaceuticals, Inc., and our wholly owned subsidiary, Avid Bioservices, Inc. This Annual Report contains forward-looking statements that involve risks and uncertainties. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled “Risk Factors” as well as those discussed elsewhere in this Annual Report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

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

Item 1.  BUSINESS

Company Overview

We are a biopharmaceutical company with a portfolio of clinical stage and pre-clinical product candidates using monoclonal antibodies for the treatment of cancer and viral diseases. We are advancing three separate clinical programs encompassing two platform technologies: Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics and Tumor Necrosis Therapy (“TNT”).

Our lead Anti-PS product, bavituximab, is in separate clinical trials for the treatment of solid cancers and hepatitis C virus (“HCV”) infection. We have completed a total of three bavituximab clinical trials treating over 60 patients with chronic HCV infection or advanced solid cancers. Of the three completed studies, we have completed Phase Ia and Phase Ib clinical trials in patients with chronic HCV infection and we recently opened enrollment in the U.S. for a new clinical study to evaluate bavituximab in patients co-infected with both HCV and human immunodeficiency virus (“HIV”) based on data from the previous two studies. In addition, we recently completed a Phase Ib trial in which bavituximab was administered in combination with chemotherapy in patients with solid cancers and we are actively recruiting patients in a bavituximab Phase I monotherapy trial in patients with advanced solid cancers. Data from the Phase Ib study are being used to plan Phase II bavituximab solid cancer clinical studies expected to start later this year in India.

Under our TNT technology platform, our lead product candidate is Cotara®. We have completed several clinical trials in over 85 patients with advanced solid cancers. Previous clinical trials in patients with brain cancer demostrated particularly promising results. Data from these prior clinical studies has led us to two ongoing Cotara® brain cancer studies including a Phase II clinical trial in patients with glioblastoma multiforme at first replase in order to better evaluate the safety and efficacy of Cotara®. In addition, we are actively recruiting patients in a dose confirmation and dosimetry clinical trial in patients with recurrent glioblastoma multiforme in order to further characterize the distribution characteristics of Cotara®. These two studies are currently open for enrollment.

The following table represents a summary of our ongoing and anticipated clinical trial programs:

Product	Indication	Trial Design	Status
Bavituximab	Solid tumor cancers	Phase I repeat dose monotherapy safety study to treat up to 28 patients.	Study is open for enrollment in the U.S.
Bavituximab plus chemotherapy and/or radiation therapy	Solid tumor cancers	Phase II studies.	Studies are being planned and are expected to initiate later this year in India.
Cotara®	Brain cancer (glioblastoma multiforme or GBM)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.	Study is open for enrollment in the U.S.
Cotara®	Brain cancer (glioblastoma multiforme)	Phase II safety and efficacy study to treat up to 40 patients at 1st relapse.	Study is open for enrollment in India.
Bavituximab	Chronic Hepatitis C Virus (“HCV”) infection (co-infected with HIV)	Phase Ib repeat dose safety study in 24 patients.	Study is open for enrollment in the U.S.
Bavituximab	Chronic Hepatitis C Virus (“HCV”) infection	Phase Ib safety and dosing study.	Study is being planned and is expected to initiate later this year in the U.S.

In addition to our clinical programs, we are conducting internal research and collaborating with researchers at top academic institutions to extend our product pipeline to include new therapeutics, therapeutic adjuvants and diagnostic agents to expand the potential of our technology pipeline.

In addition to our research and development efforts, we also operate a wholly owned cGMP contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”). Avid provides several critical functions for Peregrine including the manufacturing of all clinical supplies, commercial scale-up of products in clinical trials and assisting with the advancement of new clinical candidates. In addition to Peregrine-related activities, Avid provides contract manufacturing services for outside biotechnology and biopharmaceutical companies on a fee-for-service basis.

We were originally incorporated in California in June 1981 and reincorporated in the State of Delaware on September 25, 1996. Our principal executive offices are located at 14282 Franklin Avenue, Tustin, California, 92780 and our telephone number is (714) 508-6000. Our internet website address is www.peregrineinc.com. Information contained on our website does not constitute any part of this Annual Report.

Our Technology Platforms

Our three products in clinical trials fall under two technology platforms: Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics and Tumor Necrosis Therapy (“TNT”).

Anti-PS Immunotherapeutics

Peregrine’s new class of Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics are monoclonal antibodies that target and bind to components of cells normally found only on the inner surface of the cell membrane. Our main target is known as PhosphatidylSerine (“PS”), which is normally not available for binding but becomes exposed on the outside of cells under stress conditions, including the tumor microenvironment and during certain viral infections. Our first-in-class Anti-PS Immunotherapeutics agent, bavituximab, is believed to help stimulate the body's immune defenses to destroy disease-associated cells that have exposed PS on their surface. In addition, researchers believe that Anti-PS therapies also may have a secondary mechanism of action that occurs under certain stressful conditions at the cellular level, whereby the PS molecule expressed on the surface of the cell has immunosuppressive effects and dampens the body’s normal immune response to that cell. By blocking the PS molecule using bavituximab, this technology may have the potential to block and turn-off this immunosuppressive signal, allowing the immune system to generate a robust immune response. Bavituximab has shown promise in pre-clinical studies in multiple types of cancer and viral diseases, both as a monotherapy and in combination with other therapies, and has demonstrated a good safety profile and promising signs of activity in pre-clinical and clinical studies completed to date.

Tumor Necrosis Therapy (“TNT”)

Our TNT technology uses monoclonal antibodies that target and bind to DNA and associated histone proteins accessible in dead and dying cells found at the core of solid tumors. Most solid tumors develop this core of dead or dying (necrotic) cells in the center of the tumor mass as it grows due to the lack of oxygen and nutrients.  The outer membranes of necrotic cancer cells become leaky, which exposes the DNA and associated histone proteins making it an abundant but selective target for TNT monoclonal antibodies. TNT antibodies are then potentially capable of carrying a variety of therapeutic agents into the interior of solid tumors, including radioisotopes and chemotherapeutic agents, thereby killing the tumor from the inside out. Our most advanced TNT product, Cotara®, is an antibody attached to a radioactive isotope, Iodine 131, and like a guided missile, the antibody is designed to target specific features at the core of a tumor to deliver a toxic payload (Iodine 131) to neighboring viable cells to literally kill the tumor from the inside out.

Our Products in Clinical Trials

Bavituximab for the Treatment of HCV Infection

Bavituximab is a monoclonal antibody that targets and binds to PS. Our researchers and collaborators have discovered that PS, the target for bavituximab, becomes exposed on the surface of a broad class of viruses known as enveloped viruses, as well as on the cells they infect. These pathogens are responsible for about half of all human viral diseases, including hepatitis C virus (HCV), influenza, human immunodeficiency virus (HIV), cytomegalovirus (CMV) and other virus strains that cause serious and life-threatening conditions. Scientists studying bavituximab believe the drug’s mechanism of action may help stimulate the body's natural immune defenses to destroy both the virus particles and the cells they infect. Since the target for bavituximab is only exposed on diseased cells, healthy cells should not be directly affected by bavituximab.

We filed our first Investigational New Drug (“IND”) application using bavituximab for the treatment of chronic hepatitis C virus (“HCV”) infection in April 2005. During fiscal year 2006, we initiated and completed patient enrollment in a Phase Ia single dose escalation study in thirty (30) patients chronically infected with HCV who had failed prior therapies. The primary goals of the Phase Ia study were to determine the safety and pharmacologic profiles of bavituximab in patients with chronic HCV infection. Changes in viral load, measured as serum HCV RNA levels, were also monitored. In the study, 30 patients with chronic HCV infection were administered one of five doses of bavituximab including 0.1, 0.3, 1, 3 and 6 milligrams per kilogram (mg/kg) of body weight. After a single dose of bavituximab, among the patients administered 1, 3 and 6 mg/kg doses, 50% achieved a maximum peak reduction in serum hepatitis C virus levels of greater than 75% (0.6 log), with one patient having a maximum peak 97% (1.5 log) reduction. In this study, approximately 90% of the subjects were infected with the genotype 1 form of HCV, which is the most common and difficult to treat strain of the virus. At all five dose levels, bavituximab appeared to be safe and well tolerated with no dose limiting toxicities or serious adverse events. Reported adverse events were mostly mild, infrequent, transient and likely not drug-related. We reported initial results of this study on June 7, 2006 and final results were presented at the annual meeting of the American Association for the Study of Liver Diseases in Boston, MA on October 30, 2006.

These results supported the initiation and completion of a Phase Ib repeat dose HCV trial during fiscal year 2007 with top-line results reported in February 2007. The primary objective of the Phase Ib study was to determine the safety tolerability and pharmacokinetic properties after multiple doses of single agent bavituximab in patients with chronic HCV infection. Changes in viral load, measured as serum HCV RNA levels, were also monitored. Twenty-four patients (four cohorts of six patients each) were enrolled in the study, with each cohort scheduled to receive four doses of bavituximab over a 14-day period. Patients received twice-weekly doses of bavituximab at escalating dose levels of 0.3, 1, 3 or 6 mg/kg of body weight. Patients in all cohorts were followed for 12 weeks. The results indicate that bavituximab was generally safe and well-tolerated, with no dose limiting toxicities or serious adverse events reported, and that bavituximab showed signs of transient dose-dependent anti-viral activity. In the study, 83% of patients at the 3 mg/kg dose level demonstrated a maximum peak reduction in HCV RNA levels of at least a 75% (0.6 log), with an average of an 84% (0.8 log) peak reduction for those patients.

Based on these positive data, and on pre-clinical data indicating the potential of bavituximab to bind to HIV virus and HIV infected cells, we decided to advance bavituximab into a new HCV trial. On May 17, 2007, we filed a new clinical trial protocol with the FDA to study bavituximab in HCV patients co-infected with HCV and HIV. The new study is an open-label, dose escalation study designed to assess the safety and pharmacokinetics of bavituximab in up to 24 patients chronically infected with HCV and HIV and we recently announced that this study is open for enrollment in the U.S. Patient cohorts will receive ascending dose levels of bavituximab weekly for up to 8 weeks. HCV and HIV viral titers and other biomarkers will be tracked, although they are not formal study endpoints. In the U.S. alone, an estimated 300,000 individuals are co-infected with HIV and HCV, representing up to 30% of all HIV-infected patients. Co-infected patients have been shown to have a lower response to current HCV regimens and the adverse effects of these regimens can be especially problematic for some HIV patients.

We are also working with top academic researchers and research organizations to study the potential use of bavituximab to treat other viral infections. These pre-clinical programs are primarily focused on evaluating bavituximab's potential in viral infections with significant economic impact including HIV, influenza, CMV, as well as biodefense applications. We anticipate that these pre-clinical studies may help support additional future clinical indications.

Bavituximab for the Treatment of Solid Cancers

Scientists working with us have determined that the target for bavituximab becomes specifically exposed on tumor blood vessels. In pre-clinical solid cancer therapy studies, including the treatment of breast, prostate and pancreatic tumors, a bavituximab equivalent (mouse version of the antibody) had promising anti-tumor activity as a stand-alone treatment. Researchers have shown in pre-clinical studies that common cancer treatments such as chemotherapy and radiation therapy stress the cells that line the tumor blood vessels and thereby increase the exposure of the PS target on tumor blood vessels. This combination therapy approach has been shown in pre-clinical studies to enhance the anti-tumor effects of the bavituximab approach.

Bavituximab is currently in a multi-center Phase I clinical trial in the U.S. for which most solid cancer types are eligible for enrollment. The clinical trial is designed to enroll up to 28 patients with advanced solid tumors that no longer respond to standard cancer treatments. The objectives of this open-label, single and repeat dose escalation study are to (i) determine the safety and tolerability of bavituximab administered intravenously to patients with advanced cancer; (ii) characterize the pharmacokinetic profile of bavituximab and; (iii) define the dose-limiting toxicities, maximum tolerated dose and/or maximum effective dose of bavituximab. Patients who demonstrate an objective response to therapy may be offered continued treatment with an extension protocol. Patient screening and enrollment are currently ongoing.

We have experienced delays in enrolling patients for this study, initially due to certain FDA mandated requirements in the study’s protocol which limited the number of cancer patients eligible for the study and the number of patients willing to participate in the study due to the length of time between treatments. We have since presented the FDA with data sufficient to allow us to amend the protocol and lessen such requirements as well as making other changes to the protocol to make it more appealing to both physicians and patients. While we are hopeful that such changes will enable us to increase the rate of patient enrollment, due to the competition with other cancer trials being conducted in the United States, we continue to face enrollment challenges in the United States.

Based on data from the ongoing Phase I study and safety data generated from the Hepatitis C clinical program, we were able to initiate a Phase Ib open label trial of bavituximab in combination with chemotherapy in patients with advanced solid tumors in November of 2006. This trial, which was conducted in India, was designed to assess the safety and tolerability of up to eight weekly doses of bavituximab given in combination with standard chemotherapy regimens including docetaxel, gemcitabine and carboplatin/paclitaxel in 12 patients with late stage cancer who had failed prior therapy. Patients in the trial were also assessed for tumor response, although efficacy assessments were not formal endpoints of the study. Patients were evaluated for tumor response according to Response Evaluation Criteria in Solid Tumors (RECIST) parameters, receiving CT or MRI scans prior to therapy and at the end of the combination treatment course.

On May 31, 2007 we reported positive top-line results from the Phase Ib open label trial. In these patients, the safety profile of bavituximab in combination with chemotherapy appeared similar to that seen in advanced cancer patients undergoing chemotherapy alone. The combination of bavituximab and chemotherapy showed positive signs of clinical activity, achieving objective tumor response or stable disease in 50% of the patients who were evaluable for tumor response. Patients receiving bavituximab in combination with gemcitabine had positive signs of clinical activity, with 75% achieving an objective tumor response or stable disease, while 50% of patients receiving bavituximab with carboplatin/paclitaxel demonstrated an objective tumor response. Tumor types in the trial included cancers of the breast, lung and ovary, among others. Data from this study are being further analyzed to support the initiation of Phase II cancer trials later this year in India.

Cotara® for the Treatment of Brain Cancer

Tumor Necrosis Therapy (“TNT”) is a targeted cancer therapy that uses monoclonal antibodies conjugated to therapeutic agents such as radioisotopes. TNT agents carry and anchor the attached anti-cancer agent into the interior of tumors to kill them from the inside out. Cotara® is a monoclonal antibody targeting agent conjugated to Iodine 131, a therapeutic radioisotope that kills tumor cells near the site of localization. Cotara® binds to DNA and associated histone proteins that become accessible in dead and dying cells found at the core of tumors. In previous clinical studies Cotara® has demonstrated encouraging results in patients with advanced brain cancer. One study demonstrated a 58% increase in expected median survival time in a group of patients suffering from recurrent glioblastoma multiforme (“GBM”) who were treated with Cotara®. This was considered a promising development in this serious and deadly disease.

Cotara® is currently in a dose confirmation and dosimetry clinical trial for the treatment of recurrent GBM at several clinical sites in the U.S. The open label study design allows us to treat up to 12 GBM patients who have recurrent disease. Patients are receiving Cotara® by convection-enhanced delivery (CED), a National Institute of Health (NIH) developed technique that delivers the agent to the tumor with great precision. The study’s main objectives are to confirm the maximum tolerated dose, to determine radiation dosimetry and to assess overall patient survival, progression free survival and the proportion of patients alive at six months following Cotara® administration.

We initially commenced this study in collaboration with New Approaches to Brain Tumor Therapy (NABTT), a consortium of leading medical institutions funded by the National Cancer Institute, as a means of saving trial costs. Due to slower than expected patient enrollment and budget cut-backs at NABTT, we have agreed to assume full responsibility and control of the study and are contracting directly with certain NABTT institutions, as well as adding other sites, such as the Medical University of South Carolina.

On June 25, 2007, we reported that we had received regulatory approval in India for a new clinical trial designed to assess Cotara® in patients with GBM. The new study is expected to be an integral part of our overall Cotara® brain cancer development program. It is being conducted according to internationally accepted ICH (International Conference on Harmonization) and GCP (Good Clinical Practices) guidelines at several clinical centers and is expected to enroll up to 40 patients who have GBM at first relapse. Patients will receive a single infusion of the drug using CED. The endpoints of the trial are to confirm safety and determine median survival time and median time to progression in Cotara®-treated patients.

Taken together, the U.S. study results along with data collected from the new study in India should provide the safety, dosimetry and initial efficacy data needed to support the design of the Phase III study. Cotara® has been granted FDA orphan drug status and fast track designation for the treatment of glioblastoma and another lethal brain cancer.

Earlier-Stage Technologies

We are pursuing several earlier stage technologies including Vasopermeation Enhancement Agents (“VEAs”) that are intended to be used as an adjuvant to improve the performance of standard cancer drugs. We are also evaluating several Anti-Angiogenesis Agents and Vascular Targeting Agents (“VTAs”) that complement our other anti-cancer platforms, as further described below.

Vasopermeation Enhancement Agents (VEAs) - VEAs are adjuvants that are intended to improve the performance of standard cancer drugs. VEAs utilize monoclonal antibodies that are designed to increase the uptake of cancer therapeutics and imaging agents into the tumor site, potentially resulting in greater efficacy. VEAs work by using monoclonal antibodies to deliver known vasoactive compounds (molecules that cause tissues to become more permeable) to solid tumors selectively. VEAs currently use the same targeting agent as our TNT compounds. Once localized at the tumor site, VEAs alter the physiology and the permeability of the vessels and capillaries that supply the tumor. In pre-clinical studies, drug uptake has been increased about 400% in solid tumors when VEAs were administered several hours prior to the chemotherapeutic treatment. VEAs are intended to be used as a pre-treatment for most existing cancer therapies and imaging agents. At the annual meeting of the American Association for Cancer Research (AACR) in April 2007, Peregrine researchers reported they have recently identified VEA development candidates for further testing in animals.

Anti-Angiogenesis Agents - Anti-Angiogenesis Agents work by inhibiting growth of new blood vessels. Peregrine has an antibody termed 2C3, which inhibits a key tumor blood vessel growth factor known as vascular endothelial growth factor (“VEGF”), thereby inhibiting the formation of blood vessels in solid tumors. The 2C3 antibody is part of Peregrine’s anti-angiogenesis compound family under development for the treatment of cancer and other diseases dependent upon aberrant blood vessel formation. At the 2007 AACR meeting, researchers presented pre-clinical studies comparing Peregrine’s selective anti-VEGF antibody to Genentech’s anti-angiogenesis anti-cancer drug Avastin®. Peregrine’s selective antibody compared favorably on all efficacy parameters assessed, inhibiting tumor growth by 90% in pre-clinical cancer models. Antibodies with greater selectivity may have advantages in clinical use since they have the potential to inhibit only angiogenesis, while not impairing other functions of VEGF. Additional data were presented showing the efficacy of a fully human selective anti-VEGF antibody developed by Peregrine, which is expected to help facilitate the pre-clinical progress of this program.

Vascular Targeting Agents (VTAs) - VTAs utilize monoclonal antibodies and other targeting agents that recognize markers selectively found on tumor blood vessels while absent from normal blood vessels. VTAs act in a two-step process: (1) the VTA first binds to the tumor blood vessels and then (2) induces the formation of a blood clot in these vessels. The formation of the blood clot stops the flow of oxygen and nutrients to the tumor cells, which ultimately results in tumor cell death. The potential of this technology was documented in the January 1, 2007 issue of Clinical Cancer Research where scientists demonstrated that the VTA technology could be used to target microbubbles to tumor blood vessels in order to monitor the patient’s response to anti-angiogenesis therapy, thereby identifying at an early stage which cancer patients are benefiting from the treatment. Using the microbubble technology, ultrasound images identified the number of tumor blood vessel markers that were present before and after treatment with several anti-angiogenic agents, including Avastin®, and 2C3, a novel anti-angiogenic antibody in pre-clinical development by Peregrine. A decrease in the number of tumor blood vessel markers indicated that the treatment was working as intended. This capability is potentially important because a significant proportion of cancer patients do not respond to Avastin®. The "personalized medicine" made feasible by this approach therefore has the potential to increase the efficacy of cancer regimens, reduce side effects from ineffective treatments and improve the overall cost effectiveness of cancer therapy.

Studies presented at the 2007 AACR meeting also assessed the anti-cancer properties of VTA-based immunocytokine fusion proteins--combinations of vascular targeting agents such as bavituximab equivalents and immune system-stimulating cytokines such as interferon and interleukin-2. Peregrine’s immunocytokine fusion proteins showed robust anti-tumor efficacy in animal models of melanoma and B-cell lymphoma, without the signs of toxicity that have limited the wide use of cytokines as anti-cancer agents. In particular, the 85% reduction in tumor growth observed in the B-cell lymphoma model serves as an important validation of Peregrine’s VTA immunocytokine approach, and hematological cancers such as lymphoma also represent potential new cancer indications for the Company.

In-Licensing Collaborations

The following discussions cover our collaborations and in-licensing obligations related to our products in clinical trials:

Tumor Necrosis Therapy (“TNT”)

We acquired the rights to the TNT technology in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders. The assets acquired from Cancer Biologics, Inc. primarily consisted of patent rights to the TNT technology. To date, no product revenues have been generated from our TNT technology.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara®. Under the terms of the agreement, we paid an upfront fee of 75,000 pounds sterling ($141,000 U.S.) which is included in research and development expense in fiscal year 2005, and we will pay a royalty on net sales of any products that we market that utilize the underlying technology. In the event a product is approved and we or Lonza do not manufacture Cotara®, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.

Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics

In August 2001, we exclusively in-licensed the worldwide rights to this technology platform from the University of Texas Southwestern Medical Center at Dallas. During November 2003 and October 2004, we entered into two non-exclusive license agreements with Genentech, Inc. to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our Anti-PS Immunotherapeutics program. During December 2003, we entered into an exclusive commercial license agreement with an unrelated entity covering the generation of the chimeric monoclonal antibody, bavituximab. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to the Anti-PS Immunotherapeutics technology, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales and/or a percentage of sublicense income. Our aggregate future milestone payments under the above in-licensing agreements are $6,900,000 assuming the achievement of all development milestones under the agreements through commercialization of products, of which, we expect to pay up to $100,000 during fiscal year 2008 and $6,400,000 upon approval of the first Anti-PS Immunotherapeutics product. In addition, under one of the agreements, we are required to pay future milestone payments upon the completion of Phase II clinical trial enrollment in the amount of 75,000 pounds sterling, the amount of which will continue as an annual license fee thereafter, plus a royalty on net sales of any products that we market that utilize the underlying technology. In the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.

During fiscal year 2006, we expensed $450,000 under in-licensing agreements covering our Anti-PS Immunotherapeutics technology platform, which is included in research and development expense.

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

During September 1995, we entered into an agreement with Cancer Therapeutics, Inc., a California corporation, whereby we granted to Cancer Therapeutics Laboratories, Inc. (“CTL”) the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China. In addition, we are entitled to receive 50% of the distributed profits received by Cancer Therapeutics, Inc. from the Chinese pharmaceutical company. Cancer Therapeutics, Inc. has the right to 20% of the distributed profits under the agreement with the Chinese pharmaceutical company. During March 2001, we extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. In exchange for this extension, Cancer Therapeutics, Inc. agreed to pay us ten percent (10%) of all other consideration received by Cancer Therapeutics, Inc., excluding research funding. During January 2007, we filed a lawsuit against CTL alleging various breaches of contract under the agreement. The lawsuit is currently in the discovery phase as further discussed in Part 1, Item 3 under "Legal Proceedings" of this Annual Report. Through fiscal year ended April 30, 2007, we have not received any amounts under the agreement.

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

During February 2007, we entered into an amended and restated license agreement with SuperGen, Inc. (“SuperGen”) revising the original licensing deal completed with SuperGen in February 2001, to license a segment of our VTA technology, specifically related to certain conjugates of vascular endothelial growth factor (“VEGF”). Under the terms of the amended and restated license agreement, we will receive annual license fees of up to $200,000 per year payable in cash or SuperGen common stock until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology. In addition, we could receive up to $8.25 million in future payments based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement, as amended. We could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen. As of April 30, 2007, SuperGen has not filed an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology.

During December 2002, we granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under our VTA technology. Under the terms of the agreement, we received an up-front payment of $300,000, which we amortized as license revenue over an estimated period of 48 months through December 2006 in accordance with SAB No. 104. Under this license agreement, the obligation period was not contractually defined and we exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license. The estimated period of 48 months was primarily determined based on the historical experience with Schering A.G. under a separate license agreement. In addition, under the terms of the agreement, we could receive up to $1.2 million in future payments for each product based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement. Under the same agreement, we granted Schering A.G. an option to obtain certain non-exclusive rights to the VTA technology with predetermined up-front fees and milestone payments as defined in the agreement. Schering A.G. has not publicly disclosed the development status of its program.

During August 2005, we licensed certain intellectual property rights under our VTA technology to Medarex, Inc., which allows Medarex, Inc. to develop and commercialize certain monoclonal antibody conjugates for the treatment of a wide range of solid tumors. Under the terms of the agreement, we could receive up to $5.95 million in future payments based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement. Medarex has not publicly disclosed the development status of its program.

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

Avid provides an array of services for Peregrine as well as working with a variety of companies in the biotechnology and pharmaceutical industries. Even though much of the process is very technical, knowledge of the process should assist you in understanding the overall business and complexities involved in cGMP manufacturing. The manufacturing of monoclonal antibodies and recombinant proteins under cGMP is a complex process that includes several phases before the finished drug product is released for clinical or commercial use. The first phase of the manufacturing process is to receive the production cell line (the cells that produce the desired protein) and any available process information from the client. The cell line must be adequately tested according to FDA guidelines by an outside laboratory to certify that it is suitable for cGMP manufacturing. This testing generally takes between one and three months to complete, depending on the necessary testing. The cell line that is used may either be from a master cell bank (base cells from which all future cells will be grown), which is already fully tested or may represent a research cell line. In the case of a research cell line, Avid can use the research cell line to produce master and working cell banks. Clients often request further development through media screening and adaptation followed by small scale bioreactor process development in 1 to 5 liter bioreactor systems. In parallel to the production of the master and working cell banks, the growth and productivity characteristics of the cell line may be evaluated in the process development labs. The whole manufacturing process (master cell bank characterization, process development, assay development, raw materials specifications, test methods, downstream processing methods, purification methods, testing methods and final release specifications) must be developed and documented prior to the commencement of manufacturing in the bioreactors. The second phase of the process is in the manufacturing facility. Once the process is developed, pilot runs are generally performed using smaller scale bioreactors, such as the 22.5 liter bioreactor, in order to verify the process. Once the process is set, a pilot run or runs at full scale will be performed to finalize manufacturing batch records. Material produced during these runs is often used for toxicology studies. After the pilot batch run(s) is completed, full-scale cGMP manufacturing is typically initiated. Once the cGMP run(s) is completed, batch samples are sent to an outside lab for various required tests, including sterility and viral testing. Once the test results verify that the antibodies meet specifications, the product is released for clinical or commercial use.

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

Given its inherent complexity, necessity for detail, and magnitude (contracts may be into the millions of dollars), the contract negotiations and sales cycle for cGMP manufacturing services can take a significant amount of time. Our anticipated sales cycle from client introduction to signing an agreement will take anywhere from between three to six months to over one year. Introduction to Avid’s services will usually come from exhibiting at trade shows, exposure from attending conferences and through word of mouth. The sales cycle consists of the introduction phase, the proposal phase, the audit phase, the contract phase and the project initiation phase.

To date, Avid has been audited and qualified by large and small and domestic and foreign biotechnology companies interested in the production of monoclonal antibodies for clinical trial and, as discussed below, commercial use. Additionally, Avid has been audited by the European Regulatory authorities, the United States Food and Drug Administration (“FDA”) and the California Department of Health.

In 2005, Avid was inspected by the FDA in a Pre-Approval Inspection (“PAI”) in support of a New Drug Application for a commercial application by a client company. The Los Angeles District FDA office did recommend to Washington that the facility be approved as a site for the Active Pharmaceutical Ingredient (“API”) for the client company. The client’s New Drug Application was in fact approved later in 2005 and includes Avid as the source of the API. Avid is currently producing commercial product for the client company under this approved New Drug Application.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the production of our products under development. Our products and our research and development activities are subject to extensive governmental regulation in the U.S., including the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, also as amended, as well as to other federal, state, and local statutes and regulations. These laws, and similar laws outside the U.S., govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record keeping, reporting, advertising and promotion of our products, if approved. Violations of regulatory requirements at any stage may result in various adverse consequences, including regulatory delay in approving or refusal to approve a product, enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

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

The activities required before a product may be marketed in the United States, such as Cotara® or bavituximab, are generally performed in the following sequential steps:

1.
Pre-clinical testing. This generally includes laboratory testing of our products in animals to determine safety, efficacy and potential toxicity. Some pre-clinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice.

2.
Submission to the FDA of an investigational new drug application (“IND”). The results of pre-clinical studies, together with manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND, which must become effective before the clinical trials can begin. Once the IND is filed, the FDA has 30 days to review it. The IND will automatically become effective 30 days after the FDA receives it, unless the FDA indicates prior to the end of the 30-day period that the proposed protocol raises concerns that must be resolved to the FDA’s satisfaction before the trial may proceed. If the FDA raises concerns, we may be unable to resolve the proposed protocol to the FDA’s approval in a timely fashion, if at all.

3.
Completion of clinical trials. Human clinical trials are necessary to seek approval for a new drug or biologic and typically involve a three-phase process. In Phase I, small clinical trials are generally conducted to determine the safety of the product. In Phase II, clinical trials are generally conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In Phase III, clinical trials are generally conducted to provide sufficient data for the statistically valid proof of safety and efficacy. A clinical trial must be conducted according to good clinical practices under protocols that detail the trial’s objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated, and informed consent must be obtained from all study subjects. Each protocol must be submitted to the FDA as part of the IND. The FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the Agency.  In addition, before a clinical trial can be initiated, each clinical site or hospital administering the product must have the protocol reviewed and approved by an institutional review board (“IRB”). The IRB will consider, among other things, ethical factors and the safety of human subjects. The IRB may require changes in a protocol, which may delay initiation or completion of a study. Phase I, Phase II or Phase III clinical trials may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, the FDA or an IRB may suspend a clinical trial at any time for various reasons, including a finding that the healthy individuals or patients are being exposed to an unacceptable health risk.

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

Manufacturing and Raw Materials

Manufacturing. We manufacture pharmaceutical-grade products to supply our clinical trials through our wholly owned subsidiary, Avid Bioservices, Inc. We have assembled a team of experienced scientific, production and regulatory personnel to facilitate the manufacturing of our antibodies, including Cotara® and bavituximab.

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

Patents and Trade Secrets

Peregrine continues to seek patents on inventions originating from ongoing research and development activities within the Company and in collaboration with other companies and university researchers. Patents, issued or applied for, cover inventions relating in general to cancer therapy and anti-viral therapy and in particular to different proteins, antibodies and conjugates, methods and devices for labeling antibodies, and therapeutic uses of the antibodies and conjugates. We intend to pursue opportunities to license these technologies and any advancements or enhancements, as well as to pursue the incorporation of our technologies in the development of our own products.

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

In general, the patent position of a biotechnology firm is highly uncertain and no consistent policy regarding the breadth of issued claims has emerged from the actions of the U.S. Patent Office with respect to biotechnology patents. Similar uncertainties also exist for biotechnology patents in important overseas markets. Accordingly, there can be no assurance that our patents, including those issued and those pending, will provide protection against competitors with similar technology, nor can there be any assurance that such patents will not be legally challenged, invalidated, infringed upon and/or designed around by others.

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

No one has sued us for infringement and no third party has asserted their patents against us that we believe are of any merit. However, there can be no assurances that such lawsuits have not been or will not be filed and, if so filed, that we will prevail or be able to reach a mutually beneficial settlement. We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and development of diagnostic products. We typically place restrictions in our agreements with third parties, which contractually restrict their right to use and disclose any of the Company's proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees. There can be no assurance, however, that others may not independently develop similar technology or that the Company's secrecy will not be breached.

Customer Concentration and Geographic Area Financial Information

We are currently in the research and development phase for all of our products and we have not generated any product sales from any of our technologies under development. For financial information concerning Avid’s customer concentration and geographic areas of its customers, see Note 10, “Segment Reporting” to the consolidated financial statements.

Marketing Our Potential Products

We intend to sell our products, if approved, in the United States and internationally in collaboration with marketing partners or through an internal sales force. If the FDA approves Cotara® or bavituximab or our other product candidates under development, the marketing of these product candidates will be contingent upon us entering into an agreement with a company to market our products or upon us recruiting, training and deploying our own sales force. We do not presently possess the resources or experience necessary to market Cotara®, bavituximab, or any of our other product candidates and we currently have no arrangements for the distribution of our product candidates, if approved. Development of an effective sales force requires significant financial resources, time, and expertise. There can be no assurance that we will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner or that such a sales force will be capable of generating demand for our product candidates.

Competition

The pharmaceutical and biotechnology industry is intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will be competing with existing therapies. In addition, we are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of antibody-based products that have commenced clinical trials with, or have successfully commercialized, antibody products. Some or all of these companies may have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products that are comparable or superior to our technologies and products.

We are conducting the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent brain cancer as a stand-alone study directly with several New Approaches to Brain Tumor Therapy (“NABTT”) sponsored university clinical sites together with additional centers in the U.S. such as the Medical Center of South Carolina. We also recently opened enrollment in a Phase II study in India using Cotara® to treat up to 40 patients for the treatment of recurrent brain cancer. Existing treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from MGI Pharma, Inc. and Temodar® (temozolomide) from Schering-Plough Corporation. Gliadel® is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time. Temodar® is administered orally to patients with brain cancer.

Because Cotara® targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease. Some products in development may compete with Cotara® should they become approved for marketing. These products include, but are not limited to CDX-110, a peptide vaccine under development by Celldex. Merck KGaA is evaluating cilengitide in newly diagnosed GBM patients. AstraZeneca is developing cediranib for patients with recurrent GBM. In addition, oncology products marketed for other indications such as Gleevec® (Novartis), Tarceva® (Genentech/OSI), Avastin® (Genentech) and Nexavar® (Bayer), are being tested in clinical trials for the treatment of brain cancer.

Bavituximab for the treatment of advanced solid cancers is currently in a Phase I clinical trial in the U.S. and we recently completed a Phase Ib clinical trial in India for the treatment of patients with advanced solid tumors in combination with chemotherapy. There are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® and Herceptin® by Biogen Idec Inc. and Genentech, Inc., and Vectibix™ by Amgen. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

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

Future treatments for HCV are likely to include a combination of these existing products used as adjuncts with products now in development. Later-stage developmental treatments include improvements to existing therapies, such as Albuferon™ (albumin interferon) from Human Genome Sciences, Inc. and Viramidine™ (taribavirin), a prodrug analog of ribavirin being developed by Valeant Pharmaceuticals International. Other developmental approaches include, but are not limited to, protease inhibitors such as telaprevir from Vertex Pharmaceuticals Incorporated, and SCH7 from Schering-Plough Corporation, and valopicitabine, a polymerase inhibitor by Idenix Pharmaceuticals, Inc.

Research and Development

A major portion of our operating expenses to date is related to research and development. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) technology access and maintenance fees, including intellectual property fees and fees incurred under licensing agreements, (v) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (vi) other research and development expenses. Research and development expenses were $15,876,000 in fiscal year 2007, $12,415,000 in fiscal year 2006, and $11,164,000 in fiscal year 2005.

Corporate Governance

Our Board is committed to legal and ethical conduct in fulfilling its responsibilities. The Board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies comprising the Company's Code of Business Conduct and Ethics. The Board of Directors (the "Board") of the Company adopted the corporate governance policies and charters. Copies of the following corporate governance documents are posted on our website, and are available free of charge, at www.peregrineinc.com: (1) Peregrine Pharmaceuticals, Inc. Code of Business Conduct and Ethics (2) Peregrine Pharmaceuticals, Inc. Charter of the Nominating Committee of the Board of Directors, (3) Peregrine Pharmaceuticals, Inc. Charter of the Audit Committee of the Board of Directors, and (4) Peregrine Pharmaceuticals, Inc. Charter of the Compensation Committee of the Board of Directors. If you would like a printed copy of any of these corporate governance documents, please send your request to Peregrine Pharmaceuticals, Inc., Attention: Corporate Secretary, 14282 Franklin Avenue, Tustin, California 92780.

Human Resources

As of April 30, 2007, we employed 112 full-time employees and 4 part-time employees. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

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

PROTOCOL - A detailed plan for conducting a research study such as a clinical trial.

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

At June 30, 2007, we had approximately $32.5 million in cash and cash equivalents, including $20.9 million in net proceeds received under a Securities Purchase Agreement dated June 28, 2007. We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during fiscal years ended April 30, 2007, 2006 and 2005 amounted to $3,492,000, $3,005,000 and $4,684,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover total anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond fiscal year 2008.

We currently expect our monthly negative cash flow to continue for the foreseeable future due to the anticipated increase in clinical trials, including trials associated with bavituximab for the treatment of both solid tumors and hepatitis C virus (“HCV”) infection and trials associated with Cotara® for the treatment of brain cancer. In addition, we plan to expend additional resources on our continued research and development directed towards our other technologies in pre-clinical development, and our possible expansion of our manufacturing capabilities.

We plan to obtain any necessary funding to support the costs of our clinical and pre-clinical programs through one or more methods including either equity or debt financing and/or negotiating additional licensing or collaboration agreements for our technology platforms. As of June 30, 2007, we had an aggregate of approximately 5,031,000 shares available under our existing Form S-3 registration statements for possible future registered transactions. In addition, during January 2007, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, which allows us to issue, from time to time, in one or more offerings, shares of our common stock for remaining proceeds of up to $7,500,000. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. However, there can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred during the past three fiscal years:

Net Loss
Fiscal Year 2007	$20,796,000
Fiscal Year 2006	$17,061,000
Fiscal Year 2005	$15,452,000

As of April 30, 2007, we had an accumulated deficit of $207,660,000. While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of June 30, 2007, we had approximately 226,166,000 shares of our common stock outstanding, including 30,000,000 shares of our common stock that were issued pursuant to a Securities Purchase Agreement dated June 28, 2007. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to approximately 21,535,000 additional shares of our common stock that are reserved for future issuance under our shelf registration statements, stock option plans and for outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved for issuance under two effective shelf registration statements	5,030,634
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants under our stock incentive plans	16,144,355
Common shares issuable upon exercise of outstanding warrants	360,000
Total	21,534,989

In addition, the above table does not include shares of common stock that we could issue under the registration statement we filed during January 2007 on Form S-3, File Number 333-139975, which allows us to issue, from time to time, in one or more offerings, shares of our common stock for remaining proceeds of up to $7,500,000.

Of the total warrants and options outstanding as of June 30, 2007, approximately 1,443,000 options would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at June 30, 2007.

In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities, the market price of our securities may decline and our existing stockholders may experience significant dilution.

Our Highly Volatile Stock Price And Trading Volume May Adversely Affect The Liquidity Of Our Common Stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2007:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86	6,214	408
Quarter Ended January 31, 2007	$1.39	$1.09	4,299	203
Quarter Ended October 31, 2006	$1.48	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178
Fiscal Year 2005
Quarter Ended April 30, 2005	$1.64	$1.11	5,945	223
Quarter Ended January 31, 2005	$1.45	$0.99	6,128	160
Quarter Ended October 31, 2004	$1.96	$0.95	2,141	148
Quarter Ended July 31, 2004	$1.92	$0.88	1,749	131

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

We cannot guarantee that we will be able to maintain the minimum closing bid price requirement or maintain any of the other requirements in the future. The market price of our common stock has generally been highly volatile. During the fiscal year ended April 30, 2007, the trading price of our common stock on The Nasdaq Capital Market ranged from $0.86 per share to $1.99 per share. Most recently, the closing bid price of our common stock has been below $1.00 since June 12, 2007 or 19 consecutive trading days as of July 9, 2007. If the closing bid price of our common stock is below $1.00 per share for a period of thirty consecutive trading days, we will receive a deficiency notice from NASDAQ®, and we will automatically be afforded a "compliance period" of 180 calendar days within which to regain compliance. To demonstrate compliance with the minimum closing bid price requirement, we must maintain a closing bid price of at least $1.00 per share for 10 consecutive trading days. If we are still not in compliance with the minimum closing bid price requirement after the initial 180 calendar day period but we are in compliance with all initial listing requirements other than the bid requirement, we will be afforded an additional "compliance period" of 180 calendar days within which to regain compliance. If we fail to regain compliance with the minimum closing bid price requirement or fail to comply with any other The Nasdaq Capital Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

If our common stock is delisted, we would apply to have our common stock quoted on the over-the-counter electronic bulletin board. Upon any such delisting, our common stock would become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks. A penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

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

Because we have not begun commercial sales of our products, our revenue and profit potential is unproven and our limited operating history makes it difficult for an investor to evaluate our business and prospects. Our technology may not result in any meaningful benefits to our current or potential partners. No revenues have been generated from the commercial sale of our products, and our products may not generate revenues in the future. Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in a new and rapidly evolving industry.

Our Product Development Efforts May Not Be Successful.

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

Positive results from pre-clinical studies and our Phase I clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients. The limited results we have obtained may not predict results for any future studies and also may not predict future therapeutic benefit. We will be required to demonstrate through larger-scale clinical trials that bavituximab and Cotara® are safe and effective for use in a diverse population before we can seek regulatory approval for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

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

If We Cannot License Or Sell Cotara®, It May Be Delayed Or Never Be Further Developed.

We have completed Phase I and Phase I/II studies with Cotara® for the treatment of brain cancer. In addition, we are currently conducting a dose confirmation and dosimetry clinical trial in patients with recurrent glioblastoma multiforme (“GBM”) in the U.S. In June 2007, we opened enrollment in a Phase II safety and efficacy study in India using a single administration of the drug through an optimized delivery method.  Taken together, the current U.S. study along with data collected from the Phase II safety and efficacy study in India should provide the safety, dosimetry and efficacy data that will support the final design of the larger Phase III study. Once we complete these two Cotara® studies for the treatment of GBM, substantial financial resources will be needed to complete the final part of the trial and any additional supportive clinical studies necessary for potential product approval. We do not presently have the financial resources internally to complete the larger Phase III study. We therefore intend to continue to seek a licensing or funding partner for Cotara®, and hope that the data from the U.S. and the Phase II study in India will enhance our opportunities of finding such partner. If a partner is not found for this technology, we may not be able to advance the project past its current state of development. Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based anti-cancer drug, we may not find a suitable partnering candidate for Cotara®. We also cannot assure you that we will be able to find a suitable licensing partner for this technology. Furthermore, we cannot assure you that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

Our Dependency On One Radiolabeling Supplier May Negatively Impact Our Ability To Complete Clinical Trials And Market Our Products.

We have procured our antibody radioactive isotope combination services (“radiolabeling”) for Cotara® with Iso-tex Diagnostics, Inc. for all U.S. clinical trials and with the Board of Radiation & Isotope Technology (“BRIT”) for our Phase II study in India. If either of these suppliers are unable to continue to qualify their respective facility or radiolabel and supply our antibody in a timely manner, our current clinical trials using radiolabeling technology could be adversely affected and significantly delayed. While there are other suppliers for radioactive isotope combination services in the U.S., our clinical trial would be delayed for up to twelve to eighteen months because it may take that amount of time to certify a new facility under current Good Manufacturing Practices and qualify the product, plus we would incur significant costs to transfer our technology to another vendor. In addition, the number of companies in India that could perform these radiolabeling services is very limited. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services. An antibody that has been combined with a radioactive isotope, such as Iodine 131, cannot be stored for long periods of time, as it must be used within one week of being radiolabeled to be effective. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials conducted by us or a potential licensing partner.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could have an material adverse effect on our business and our financial results.

We May Not Be Able To Compete With Our Competitors In The Biotechnology Industry Because Many Of Them Have Greater Resources Than We Do And They Are Further Along In Their Development Efforts.

The pharmaceutical and biotechnology industry is intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will be competing with existing therapies. In addition, we are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of antibody-based products that have commenced clinical trials with, or have successfully commercialized, antibody products. Some or all of these companies may have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products that are comparable or superior to our technologies and products.

We are conducting the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent brain cancer as a stand-alone study directly with several New Approaches to Brain Tumor Therapy (“NABTT”) sponsored university clinical sites together with additional centers in the U.S. such as the Medical Center of South Carolina. We also recently opened enrollment in a Phase II study in India using Cotara® to treat up to 40 patients for the treatment of recurrent brain cancer. Existing treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from MGI Pharma, Inc. and Temodar® (temozolomide) from Schering-Plough Corporation. Gliadel® is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time. Temodar® is administered orally to patients with brain cancer.

Because Cotara® targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease. Some products in development may compete with Cotara® should they become approved for marketing. These products include, but are not limited to CDX-110, a peptide vaccine under development by Celldex. Merck KGaA is evaluating cilengitide in newly diagnosed GBM patients. AstraZeneca is developing cediranib for patients with recurrent GBM. In addition, oncology products marketed for other indications such as Gleevec® (Novartis), Tarceva® (Genentech/OSI), Avastin® (Genentech) and Nexavar® (Bayer), are being tested in clinical trials for the treatment of brain cancer.

Bavituximab for the treatment of advanced solid cancers is currently in a Phase I clinical trial in the U.S. and we recently completed a Phase Ib clinical trial in India for the treatment of patients with advanced solid tumors in combination with chemotherapy. There are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® and Herceptin® by Biogen Idec Inc. and Genentech, Inc., and Vectibix™ by Amgen. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

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

Future treatments for HCV are likely to include a combination of these existing products used as adjuncts with products now in development. Later-stage developmental treatments include improvements to existing therapies, such as Albuferon™ (albumin interferon) from Human Genome Sciences, Inc. and Viramidine™ (taribavirin), a prodrug analog of ribavirin being developed by Valeant Pharmaceuticals International. Other developmental approaches include, but are not limited to, protease inhibitors such as telaprevir from Vertex Pharmaceuticals Incorporated, and SCH7 from Schering-Plough Corporation, and valopicitabine, a polymerase inhibitor by Idenix Pharmaceuticals, Inc.

New And Potential New Accounting Pronouncements May Impact Our Future Financial Position And Results Of Operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS No. 123R”), which we adopted May 1, 2006, as discussed in Note 3, “Stock-Based Compensation,” in the notes to the condensed consolidated financial statements. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB No. 25”), and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options. Our adoption of SFAS No. 123R is expected to materially impact our financial position and results of operations for future periods. During the fiscal year ended April 30, 2007, our loss from operations included non-cash stock-based compensation expense of $964,000 related to the adoption of SFAS No. 123R. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business, which may also adversely affect our stock price.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our corporate, research and development, and clinical trial operations are located in two Company-leased office and laboratory buildings with aggregate square footage of approximately 47,770 feet. The facilities are adjacent to one another and are located at 14272 and 14282 Franklin Avenue, Tustin, California 92780-7017. We currently make combined monthly lease payments of approximately $64,000 for these facilities with a 3.35% rental increase every two years. The next rental increase is scheduled for December 2008. The lease, which commenced in December 1998, has an initial twelve-year term with two five-year term extensions. During December 2005, we entered into a lease amendment with our landlord and extended the original lease term for seven additional years through December 2017 while maintaining our two five-year term extensions that could extend our lease through December 2027. In addition, our monthly lease payments will continue to increase at a rate of 3.35% every two years under the lease amendment. We believe our facilities are adequate for our current needs and that suitable additional substitute space would be available if needed.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. Although we currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows, however, we did file or are involved with the following lawsuits:

On January 12, 2007, we filed a complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”). The lawsuit alleges that CTL has breached various agreements with the Company by (i) failing to pay to the Company its contractual share of the proceeds received by CTL when it formed a joint venture with a company in China involving the Company’s technology that had been licensed to CTL pursuant to an earlier agreement (the “Agreement”), (ii) failing to procure a sublicense with the company in China prior to transferring the Company’s technology to such company in China, and (iii) failing to provide the Company with access to CTL’s books and records, as required by the Agreement. Based on early discovery, we amended the complaint on May 4, 2007 to include claims against Shanghai Medipharm and its related entities, and Alan Epstein, M.D alleging that these defendants collaborated to interfere with the Agreement by entering into a secret economic relationship between themselves and designed not to share profits and know-how with Company in violation of the Agreement, including proprietary technologies that they developed and are required to share with Company. The Company is seeking unspecified damages and declaratory relief with respect to the termination of the Agreement with CTL, the exclusion of certain technology from the Agreement, and an accounting of all monies, data and other items that should been paid or given to the Company under the Agreement.

On March 28, 2007, CTL filed a cross-complaint, which they amended on May 30, 2007, alleging that the Company breached the Agreement, improperly terminated the Agreement, is interfering with CTL’s agreements with various Medipharm entities and is double-licensing the technology licensed to CTL to another party. CTL’s cross-complaint, which seeks $20 million in damages, is in part predicated on the existence of a sublicense agreement between CTL and Medipharm. While we are objecting to the cross-complaint on several grounds, we are challenging the cross-complaint on the basis that not only did CTL fail to allege an agreement with which Company interfered, they have been unable to produce the alleged sublicense agreement with Medipharm despite our repeated demands.

The discovery phase on the aforementioned cases has only recently commenced. Until we complete the initial discovery phase and our objections are considered, we cannot estimate the magnitude of the claims of the parties against each other or probable outcome of the litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended April 30, 2007.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. The Company is listed on The Nasdaq Capital Market under the stock trading symbol “PPHM”. The following table shows the high and low sales price of the Company’s common stock for each quarter in the two years ended April 30, 2007:

	Common Stock Sales Price
	High	Low
Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86
Quarter Ended January 31, 2007	$1.39	$1.09
Quarter Ended October 31, 2006	$1.48	$1.12
Quarter Ended July 31, 2006	$1.99	$1.30
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20
Quarter Ended January 31, 2006	$1.40	$0.88
Quarter Ended October 31, 2005	$1.28	$0.91
Quarter Ended July 31, 2005	$1.31	$0.92

(b) Holders. As of June 30, 2007, the number of stockholders of record of the Company's common stock was 5,835.

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

(e) Recent Sale of Unregistered Securities. During the year ended April 30, 2007, warrants to purchase an aggregate of 6,266,788 shares of the Company’s common stock were exercised by three institutional investors on a cash basis under various transactions for net proceeds of $4,836,000 and the issuance of 6,266,788 shares of our common stock.

ITEM 6.      SELECTED FINANCIAL DATA

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2007. These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2007, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS
FIVE YEARS ENDED APRIL 30,

	2007	2006	2005	2004	2003

Revenues	$3,708,000	$3,193,000	$4,959,000	$3,314,000	$3,921,000

Net loss	$(20,796,000)	$(17,061,000)	$(15,452,000)	$(14,345,000)	$(11,559,000)

Basic and diluted loss per common share	$(0.11)	$(0.10)	$(0.11)	$(0.11)	$(0.10)

Weighted average common shares outstanding	$192,297,309	$168,294,782	$144,812,001	$134,299,407	$116,468,353

CONSOLIDATED BALANCE SHEET DATA
AS OF APRIL 30,

	2007	2006	2005	2004	2003

Cash and cash equivalents	$16,044,000	$17,182,000	$9,816,000	$14,884,000	$3,137,000

Working capital	$14,043,000	$15,628,000	$7,975,000	$13,631,000	$1,949,000

Total assets	$22,997,000	$22,676,000	$14,245,000	$19,137,000	$5,399,000

Long-term debt	$149,000	$545,000	$434,000	$-	$760,000

Accumulated deficit	$(207,660,000)	$(186,864,000)	$(169,803,000)	$(154,351,000)	$(140,006,000)

Stockholders’ equity	$16,989,000	$17,626,000	$9,610,000	$14,759,000	$2,131,000

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is included to describe the Company’s financial position and results of operations for each of the three years in the period ended April 30, 2007. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a biopharmaceutical company with a portfolio of clinical stage and pre-clinical product candidates using monoclonal antibodies for the treatment of cancer and viral diseases. We are advancing three separate clinical programs encompassing two platform technologies: Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics and Tumor Necrosis Therapy (“TNT”). Our lead Anti-PS product, bavituximab, is in separate Phase I clinical trials for the treatment of solid cancers and hepatitis C virus (“HCV”) infection. Under our TNT technology platform, our lead candidate Cotara®, is advancing through two brain cancer clinical studies including a Phase II clinical trial in which up to 40 patients with glioblastoma multiforme will be treated in order to better evaluate efficacy of Cotara® and a dose confirmation and dosimetry clinical trial in up to 12 patients with glioblastoma multiforme in order to further characterize the distribution characteristics of Cotara®.

We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of monoclonal antibody-based therapeutics and (ii) Avid Bioservices, Inc., (“Avid”) a wholly owned subsidiary, is engaged in providing bio-manufacturing services for Peregrine and outside customers on a fee-for-services basis.

Results of Operations

The following table compares the consolidated statements of operations for the fiscal years ended April 30, 2007, 2006 and 2005. This table provides you with an overview of the changes in the statement of operations for the comparative periods, which changes are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2007	2006	$ Change	2006	2005	$ Change
	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing	$3,492	$3,005	$487	$3,005	$4,684	$(1,679)
License revenue	216	188	28	188	275	(87)

Total revenues	3,708	3,193	515	3,193	4,959	(1,766)

COST AND EXPENSES:
Cost of contract manufacturing	3,296	3,297	(1)	3,297	4,401	(1,104)
Research and development	15,876	12,415	3,461	12,415	11,164	1,251
Selling, general and administrative	6,446	6,564	(118)	6,564	5,098	1,466

Total cost and expenses	25,618	22,276	3,342	22,276	20,663	1,613

LOSS FROM OPERATIONS	(21,910)	(19,083)	(2,827)	(19,083)	(15,704)	(3,379)

OTHER INCOME (EXPENSE):
Recovery of note receivable	-	1,229	(1,229)	1,229	-	1,229
Interest and other income	1,160	846	314	846	265	581
Interest and other expense	(46)	(53)	7	(53)	(13)	(40)

NET LOSS	$(20,796)	$(17,061)	$(3,735)	$(17,061)	$(15,452)	$(1,609)

Total Revenues

Year Ended April 30, 2007 Compared to the Year Ended April 30, 2006:

The increase in revenues of $515,000 during the year ended April 30, 2007 compared to the prior year was due to an increase in contract manufacturing revenue of $487,000 combined with an increase in license revenue of $28,000. The increase in contract manufacturing revenue was primarily due to the increase in services provided to unrelated entities on a fee-for-service basis combined with the collection of disputed services in the amount of $300,000 during the current year associated with manufacturing services performed during the year ended April 30, 2005. Since collectibility of the receivable was not reasonably assured, in accordance with SAB No. 104, we did not recognize revenue in prior years and the related work-in-process inventory was written off and included in cost of contract manufacturing during the year ended April 30, 2005.

We expect to continue to generate contract manufacturing revenue during fiscal year 2008 based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under outstanding proposals. Avid is presently working on several active projects for existing clients and has submitted project proposals to various potential clients. Since the timing to initiate and complete projects for existing clients and our ability to convert outstanding proposals into new contracts and new business is at the discretion of our clients or potential clients, we cannot reasonably estimate with a high degree of likelihood our revenues for fiscal year 2008.

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005:

The decrease in revenues of $1,766,000 during the year ended April 30, 2006 compared to fiscal year 2005 was due to a decrease in contract manufacturing revenue of $1,679,000 combined with a decrease in license revenue of $87,000. The decrease in contract manufacturing revenue was primarily due to a decrease in the number of completed manufacturing runs associated with unrelated entities compared to fiscal year 2005 during which time we significantly increased our utilization of our manufacturing facility to manufacture clinical grade materials to support Peregrine’s three active clinical trials and other products under development.

Cost of Contract Manufacturing

Year Ended April 30, 2007 Compared to the Year Ended April 30, 2006:

The cost of contract manufacturing as a percentage of contract manufacturing revenues improved from 110% in fiscal year 2006 to 94% in fiscal year 2007. In the prior year, we reported an in increase in cost of contract manufacturing as a percentage of revenues primarily due to the write-off of unusable work-in-process inventory generated for an unrelated entity combined with an estimated contract loss provision for the same entity during the prior year.

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005:

The decrease in cost of contract manufacturing of $1,104,000 during the year ended April 30, 2006 compared to fiscal year 2005 was primarily related to the fiscal year 2006 decrease in contract manufacturing revenue. The fiscal year 2006 decrease was offset by the write-off of unusable work-in-process inventory generated for an unrelated entity during the quarter ended April 30, 2006 combined with an estimated contract loss provision for the same unrelated entity, which amount in the aggregate totaled $882,000.

Research and Development Expenses

Year Ended April 30, 2007 Compared to the Year Ended April 30, 2006:

The increase in research and development (“R&D”) expenses of $3,461,000 during the year ended April 30, 2007 compared to the prior year was primarily due to an increase in expenses associated with each of our following platform technologies under development:

	R&D Expenses - Fiscal Year Ended April 30,
	2007	2006	$ Change
Technology Platform:
Anti-PS Immunotherapeutics (bavituximab)	$9,324,000	$8,271,000	$1,053,000
TNT (Cotara®)	3,898,000	2,372,000	1,526,000
VTA and Anti-Angiogenesis Agents	2,037,000	1,416,000	621,000
VEA	617,000	356,000	261,000
Total R&D Expenses	$15,876,000	$12,415,000	$3,461,000

o     Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics (bavituximab) - The increase in Anti-PS Immunotherapeutics program expenses of $1,053,000 during the year ended April 30, 2007 compared to the prior year is primarily from continuing efforts to support the development and clinical development of our first Anti-PS Immunotherapeutics agent, bavituximab. During the current fiscal year, clinical trial expenses increased as we advanced the development of two separate Phase I clinical programs using bavituximab for the treatment of advanced solid cancers and chronic hepatitis C virus infection (“HCV”), including the initiation and completion of a Phase Ib study in India during the current fiscal year using bavituximab for the treatment of advanced solid cancers in combination with chemotherapy. These increases in clinical trial expenses were further supplemented with increases in payroll and related expenses, including non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006 and non-cash expenses associated with shares of common stock earned by employees under our February 2006 Stock Bonus Plan. These amounts were offset by a decrease in non-cash stock-based compensation expenses associated with non-employee consultants. These increases in Anti-PS Immunotherapeutics program expenses were further offset by decreases in (i) manufacturing expenses incurred in the prior year regarding manufacturing commercial scale-up efforts to support our clinical trials, (ii) outside antibody development fees related to a humanized antibody in development, and (iii) technology access fees primarily associated with clinical milestones achieved during the prior year in accordance with third party licensing agreements.

o     Tumor Necrosis Therapy (“TNT”) (Cotara®) - The increase in TNT program expenses of $1,526,000 during the year ended April 30, 2007 compared to the prior year is primarily due to increased clinical trial expenses to support the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent glioblastoma multiforme (“GBM”)and the initiation of a Phase II clinical trial in India in patients with GBM at first relapse. These increases in clinical trial expenses were further supplemented with increases in payroll and related expenses to support our Cotara® clinical studies and in-house TNT research and development efforts combined with an increase in non-cash stock-based compensation expense primarily associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006.

o     Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents - The increase in VTA and Anti-Angiogenesis Agents program expenses of $621,000 during the year ended April 30, 2007 compared to the prior year is primarily due to increases in payroll and related expenses, manufacturing expenses and outside research studies associated with increased efforts to advance the pre-clinical development of our VTA and Anti-Angiogenesis Agents programs. These increases were further supplemented by an increase in non-cash stock-based compensation expense primarily associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006.

o     Vasopermeation Enhancements Agents (“VEAs”) - The increase in VEA program expenses of $261,000 during the year ended April 30, 2007 compared to the prior year is primarily due to increases in payroll and related expenses, laboratory materials and outside antibody development studies associated with increased efforts to advance the pre-clinical development of our VEA program. These increases were further supplemented by an increase in non-cash stock-based compensation expense primarily associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006. The above VEA increases were offset with a decrease in technology license fees incurred in the prior year associated with an annual license fee due under a former license agreement.

We expect research and development expenses to increase over the near term primarily under the following ongoing research and development programs:

1.	Ongoing and anticipated bavituximab clinical studies for the treatment of solid tumors and chronic hepatitis C virus infection;
2.	Cotara® clinical studies for the treatment of glioblastoma multiforme in two separate clinical studies;
3.	Anti-PS Immunotherapeutics research and development program;
4.	2C3 (anti-angiogenesis antibody) research and development program;
5.	Vascular Targeting Agent research and development program; and
6.	Vasopermeation Enhancement Agent research and development program.

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005:

The increase in research and development expenses of $1,251,000 during the year ended April 30, 2006 compared to the prior year was primarily due to a net increase in expenses associated with each of our following platform technologies under development:

	R&D Expenses - Fiscal Year Ended April 30,
	2006	2005	$ Change
Technology Platform:
Anti-PS Immunotherapeutics (bavituximab)	$8,271,000	$5,069,000	$3,202,000
TNT (Cotara®)	2,372,000	3,183,000	(811,000)
VTA and Anti-Angiogenesis Agents	1,416,000	2,338,000	(922,000)
VEA	356,000	567,000	(211,000)
Other research programs	-	7,000	(7,000)
Total R&D Expenses	$12,415,000	$11,164,000	$1,251,000

o     Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics (bavituximab) - The increase in Anti-PS Immunotherapeutics program expenses of $3,202,000 during the year ended April 30, 2006 compared to fiscal year 2005 resulted primarily from the advancement of our first Anti-PS Immunotherapeutic agent, bavituximab. During fiscal year 2006, we increased manufacturing, in-house antibody development, and clinical trials expenses of bavituximab as we supported the manufacturing commercial scale-up efforts and clinical trial expenses to support two separate Phase I clinical studies using bavituximab for the treatment of advanced solid cancers and chronic hepatitis C virus infection. The foregoing expenses were supplemented with an increase in technology access fees associated with clinical trial milestones achieved during the fiscal year 2006 in accordance with third party licensing agreements, an increase in sponsored research fees, and an increase in outside animal research studies to support the possible expansion of bavituximab clinical trials in other anti-viral indications. These increases were primarily offset by a decrease in pre-clinical toxicology study expenses incurred in fiscal year 2005 to support the bavituximab Investigational New Drug (“IND”) applications that were filed in fiscal year 2005 combined with a decrease in intellectual property access fees and a decrease in outside antibody development fees related to our humanized antibody in development.

o     Tumor Necrosis Therapy (“TNT”) (Cotara®) - The decrease in TNT program expenses of $811,000 during the year ended April 30, 2006 compared to fiscal year 2005 is primarily due to a decrease in payroll and related expenses and radiolabeling process development expenses incurred in fiscal year 2005 to support the initiation of the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent GBM and to support other development programs associated with our TNT technology platform. These decreases were further supplemented by a decrease in technology access fees incurred in fiscal year 2005 supporting the production of monoclonal antibodies for Cotara®.

o     Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents - The decrease in VTA and Anti-Angiogenesis Agents program expenses of $922,000 during the year ended April 30, 2006 compared to the prior year is primarily due to a decrease in intellectual property access fees and sponsored research fees as our outside researchers were focused on the development of our Anti-PS Immunotherapeutics technology platform.

o     Vasopermeation Enhancements Agents (“VEAs”) - The decrease in VEA program expenses of $211,000 during the year ended April 30, 2006 compared to the prior year is primarily due to a decrease in sponsored research fees and technology license fees combined with a decrease in antibody development fees regarding expenses incurred in fiscal year 2005. In January 2005, we entered into an agreement with Merck KGaA of Darmstadt, Germany, that gave us access to Merck's technology and expertise in protein expression to advance the development of our VEA technology and other platform technologies. We are currently developing a clinical candidate under our VEA technology utilizing Merck’s expertise in protein expression.

Looking beyond the next twelve months, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of our capital resources to fund research, development and clinical studies beyond fiscal year 2008;
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

Selling, General and Administrative Expenses

Year Ended April 30, 2007 Compared to the Year Ended April 30, 2006:

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, legal and accounting fees, stock-based compensation expense, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company.

The decrease in selling, general and administrative expenses of $118,000 during the year ended April 30, 2007 compared to the prior year is primarily due to decreases in corporate legal fees, investor and public relation fees, and payroll and related expenses. Corporate legal fees decreased $146,000 from $563,000 in fiscal year 2006 to $417,000 in fiscal year 2007 primarily due to corporate legal fees incurred in the prior year associated with a legal settlement related to certain technology agreements with a university that was reached in March 2006. Investor and public relation fees decreased $138,000 from $415,000 in fiscal year 2006 to $277,000 in fiscal year 2007 primarily due to consolidating the outsourcing of our investor and public relation activities. Payroll and related expenses remained in line with the prior year and decreased slightly from $2,874,000 in fiscal year 2006 compared to $2,837,000 in fiscal year 2007. These decreases in selling, general and administrative expenses were offset with an increase in non-cash stock-based compensation expense of $156,000 from $379,000 in fiscal year 2006 to $535,000 in fiscal year 2007 due to the adoption of SFAS No. 123R on May 1, 2006 and the issuance of non-cash stock bonuses during the current year associated with the achievement of pre-determined milestones as set forth in the Company’s February 2006 Stock Bonus Plan, which were offset by a decrease in non-cash stock-based compensation expenses associated with non-employee consultants. In addition, we incurred incremental increases in other general corporate related expenses primarily associated with facility related expenses and directors and officers insurance fees.

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005:

The increase in selling, general and administrative expenses of $1,466,000 during the year ended April 30, 2006 compared to fiscal year 2005 is primarily due to an increase in payroll and related expenses of $517,000 from $2,357,000 in fiscal year 2005 to $2,874,000 in fiscal year 2006 primarily due to an increase in headcount across most corporate functions to support our increased operations, which were offset by a decrease in consulting fees associated with the prior year business development efforts of the Company. During fiscal year 2006, we hired a Vice President of Business Development whose responsibilities include those previously performed by outside consultants. The fiscal year 2006 increase is also due to an increase in (i) stock based compensation expense of $230,000 from $110,000 in fiscal year 2005 to $340,000 in fiscal year 2006 associated with the amortization of the fair value of options and warrants provided to non-employee consultants for business development and general corporate services, (ii) investor and public relation fees of $167,000 from $248,000 in fiscal year 2005 to $415,000 in fiscal year 2006 primarily due to services provided by public relation firms assisting the Company with its investor and public relations activities, whose services were not utilized in fiscal year 2005, (iii) travel and related expenses of $141,000 from $243,000 in fiscal year 2005 to $384,000 in fiscal year 2006 primarily associated with our participation in several investor conferences and non-deal marketing road shows during fiscal year 2006 combined with an increase in travel associated with business development and other corporate activities, and (iv) board of director fees of $137,000 from $276,000 in fiscal year 2005 to $413,000 in fiscal year 2006 primarily due to an increase in the number of non-employee directors combined with an increase in the number of Company Board meetings. These increases were supplemented with increases in other general corporate matters primarily associated with an incremental increase in corporate legal fees and facility expenses combined with fees associated with the adoption of the Company’s Stockholder Rights Agreement in March 2006.

Recovery of Note Receivable

Year Ended April 30, 2007 Compared to the Year Ended April 30, 2006 and April 30, 2005

During fiscal year 2006, we recovered a previously fully reserved note receivable in the amount of $1,229,000 which amount did not repeat in either fiscal year 2007 and fiscal year 2005 as further discussed in Note 4, “Recovery of Note Receivable” to the accompanying consolidated financial statements.

Interest and Other Income

Year Ended April 30, 2007 Compared to the Year Ended April 30, 2006

The increase in interest and other income of $314,000 during the year ended April 30, 2007 compared to the prior year is due to a $556,000 increase in interest income as a result of a higher average cash balance on hand and higher prevailing interest rates during the current year compared to the prior year offset with a net decrease in other income of $242,000. The net decrease in other income is primarily due to $363,000 of other income recorded during the prior year in connection with a legal settlement related to certain technology agreements with a university, which amount was offset by the sale of a trademark name during the current year in the amount of $130,000.

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005

The increase in interest and other income of $581,000 during the year ended April 30, 2006 compared to fiscal year 2005 is due to a $212,000 increase in interest income as a result of a higher average cash balance on hand and higher prevailing interest rates during the current year compared to the prior year combined with a $369,000 increase in other income, which is primarily due to $363,000 of other income recorded during the quarter ended April 30, 2006 in connection with a legal settlement related to certain technology agreements with a university.

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

Revenues

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

Revenues associated with licensing agreements primarily consist of nonrefundable up-front license fees and milestone payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligation are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Nonrefundable up-front license fees, whereby we have an ongoing involvement or performance obligations, are generally recorded as deferred revenue and generally recognized as revenue over the term of the performance obligation or relevant agreement. Milestone payments are generally recognized as revenue upon completion of the milestone assuming there are no other continuing obligations. Under some license agreements, the obligation period may not be contractually defined. Under these circumstances, we must exercise judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license.

Contract manufacturing revenues are generally recognized once the service has been provided and/or upon shipment of the product to the customer. We also record a provision for estimated contract losses, if any, in the period in which they are determined.

In July 2000, the Emerging Issues Task Force (“EITF”) released Issue 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 99-19 summarized the EITF’s views on when revenue should be recorded at the gross amount billed to a customer because it has earned revenue from the sale of goods or services, or the net amount retained (the amount billed to the customer less the amount paid to a supplier) because it has earned a fee or commission. In addition, the EITF released Issue 00-10 (“EITF 00-10”), Accounting for Shipping and Handling Fees and Costs, and Issue 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 00-10 summarized the EITF’s views on how the seller of goods should classify in the income statement amounts billed to a customer for shipping and handling and the costs associated with shipping and handling. EITF 01-14 summarized the EITF’s views on when the reimbursement of out-of-pocket expenses should be characterized as revenue or as a reduction of expenses incurred. Our revenue recognition policies are in compliance with EITF 99-19, EITF 00-10 and EITF 01-14 whereby we record revenue for the gross amount billed to customers (the cost of raw materials, supplies and shipping, plus the related handling mark-up fee) and we record the cost of the amounts billed as cost of sales as we act as a principal in these transactions.

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

Our loss from operations for the fiscal year April 30, 2007 included stock-based compensation expense of $964,000.  As of April 30, 2007, the total estimated unrecognized compensation cost related to non-vested stock options was $1,764,000, which amount is expected to be recognized over a weighted average period of 2.94 years.

Allowance for Doubtful Accounts. We continually monitor our allowance for doubtful accounts for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.

Liquidity and Capital Resources

As of April 30, 2007, we had $16,044,000 in cash and cash equivalents compared to $17,182,000 at April 30, 2006. On June 28, 2007, we raised an additional $20,900,000 in net proceeds under a Securities Purchase Agreement with several institutional investors. As of June 30, 2007, we had approximately $32,452,000 in cash and cash equivalents including the net proceeds received under the June 28, 2007 Securities Purchase Agreement. Although we have sufficient cash on hand to meet our planned obligations through at least fiscal year 2008 based on our current projections, our development efforts are highly dependent on our ability to raise additional capital to support our future operations.

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

Revenues earned by Avid during fiscal years ended April 30, 2007, 2006 and 2005 amounted to $3,492,000, $3,005,000 and $4,684,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover total anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond fiscal year 2008.

We may raise additional capital through the sale of shares of our common stock, which as of June 30, 2007, we have approximately 5,031,000 shares available for possible future registered transactions under two separate registration statements. In addition, during January 2007, we filed a separate registration statement on Form S-3, File Number 333-139975, which allows us to issue, from time to time, in one or more offerings, shares of our common stock for remaining proceeds of up to $7,500,000. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

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

There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond fiscal year 2008.

Significant components of the changes in cash flows from operating, investing, and financing activities for the year ended April 30, 2007 compared to the prior year are as follows:

Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the year ended April 30, 2007, cash used in operating activities increased $1,522,000 to $18,479,000 compared to $16,957,000 for the year ended April 30, 2006. The increase in cash used in operating activities was primarily related to an increase of $2,315,000 in net cash used in operating activities before considering changes in operating assets and liabilities. This increase was primarily due to an increase in research and development expenses offset by a decrease in selling, general and administrative expenses and an increase in contract manufacturing revenue. This increase in cash used in operating activities before changes in operating assets and liabilities was offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $793,000.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	Year Ended April 30,
	2007	2006
Net loss, as reported	$(20,796,000)	$(17,061,000)
Less non-cash operating expenses:
Depreciation and amortization	475,000	415,000
Stock-based compensation and common stock issued under stock bonus plan	1,324,000	543,000
Amortization of expenses paid in shares of common stock	391,000	1,048,000
Loss (gain) on sale of property	1,000	(6,000)
Recovery of note receivable	-	(1,229,000)
Net cash used in operating activities before changes in operating assets and liabilities	$(18,605,000)	$(16,290,000)
Net change in operating assets and liabilities	$126,000	$(667,000)
Net cash used in operating activities	$(18,479,000)	$(16,957,000)

Cash (Used In) Provided By Investing Activities. Net cash used in investing activities amount to $80,000 for the year ended April 30, 2007 compared to net cash provided by investing activities of $440,000 during the same prior year period. This decrease in net cash provided by investing activities of $520,000 was primarily due to the recovery of a note receivable in the amount of $1,229,000 during the prior year offset by a current year decrease of $398,000 in property acquisitions and a $311,000 decrease in other assets primarily related to security deposits paid in the prior year to GE Capital Corporation on notes payable and prior year installment payments made on certain laboratory equipment.

Cash Provided By Financing Activities.  Net cash provided by financing activities decreased $6,462,000 to $17,421,000 for the year ended April 30, 2007 compared to net cash provided of $23,883,000 for the same prior year period. Cash provided by financing activities during fiscal year 2007 was primarily due to proceeds received under a Security Purchase Agreement whereby we sold and issued a total of 9,285,714 shares of our common stock in exchange for aggregate net proceeds of $12,970,000, which was supplemented with net proceeds of $4,895,000 from the exercise of stock options and warrants. Cash provided by financing activities during fiscal year 2006 was primarily due to net proceeds received from the sale of our common stock under various security purchase agreements in the amount of $22,894,000 supplemented with net proceeds of $733,000 from this exercise of stock options and warrants and $566,000 received from the financing of laboratory equipment with GE Capital Corporation.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of April 30, 2007, aggregated by type:

	Payments Due by Period (in thousands)
	Total	< 1 year	1-3 years	4-5 years	After 5 years

Operating leases, net (1)	$8,945	$815	$2,394	$1,654	$4,082
Notes payable (2)	520	398	122	-	-
Capital lease obligation (3)	51	19	32	-	-
Other long-term liabilities - minimum license obligations (4)	100	100	-	-	-
Total contractual obligations	$9,616	$1,332	$2,548	$1,654	$4,082
______________
(1)
Represents our (i) facility operating lease in Tustin, California under a non-cancelable lease agreement, (ii) facility operating lease in Houston, Texas, which has an original three year lease term, and (iii) various office equipment leases, which generally have five year lease terms.

(2)	Represents our note payable agreements entered into with General Electric Capital Corporation during fiscal years 2006 and 2005 to finance laboratory equipment. Amounts include principal and interest.
(3)	Represents our capital lease agreement to finance certain office equipment. Amounts include principal and interest.
(4)
Represents licensing agreements we periodically enter into with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based on product development success. We anticipate we may make milestone payments in the amount of $100,000 during fiscal year 2008 under in-licensing agreements pertaining to our bavituximab clinical trials. Other milestones fees under these and other licensing agreements cannot be predicted due to the uncertainty of future clinical trial results and development milestones and therefore, cannot be reasonably predicted or estimated at the present time.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on May 1, 2007 and are currently evaluating the impact of FIN 48, which we believe will not have a significant impact on our consolidated financial statements.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at April 30, 2007, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements included in this Report at pages F-1 through F-30.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2007. Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2007 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(b) Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on the following page, is incorporated herein by this reference. Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 48 of this Annual Report, and which is incorporated herein by this reference.

(c) Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2007.

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

July 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting included in Item 9A, that Peregrine Pharmaceuticals, Inc. (the “Company”) maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peregrine Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Peregrine Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Peregrine Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2007 and our report dated July 9, 2007 expressed an unqualified opinion thereon.

            /s/ Ernst & Young LLP

Orange County, California
July 9, 2007

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executive officers and committies of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Compensation and Related Matters” in our 2007 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2007 (the “2007 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report on Form 10-K.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Matters” in our 2007 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2007.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors and Executive Officers and Certain Benefical Owners” in our 2007 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2007.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our 2007 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2007.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2007 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Consolidated Financial Statements

Index to consolidated financial statements:
Page

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of April 30, 2007 and 2006	F-2

	Consolidated Statements of Operations for each of the three years in the period ended April 30, 2007	F-4

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended April 30, 2007	F-5

	Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2007	F-6

	Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

	Schedule II- Valuation of Qualifying Accounts for each of the three years in the period ended April 30, 2007	F-30

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

Exhibit Number	Description
4.17	Peregrine Pharmaceuticals, Inc. 2002 Non-Qualified Stock Option Plan (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*
4.18	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*
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

10.106	Form of Performance Share Award Agreement / Stock Bonus Plan dated February 13, 2006 between Registrant and key employees and consultants. **
10.107
Common Stock Purchase Agreement dated June 16, 2006 between Registrant and one institutional investor (Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K as filed with the Commission on June 19, 2006).

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

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 9, 2007	By:	/s/ STEVEN W. KING

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King	President & Chief Executive	July 9, 2007
Steven W. King	Officer (Principal Executive Officer)

/s/ Paul J. Lytle	Chief Financial Officer	July 9, 2007
Paul J. Lytle	(Principal Financial and Principal Accounting Officer)

/s/ Carlton M. Johnson	Director	July 9, 2007
Carlton M. Johnson

/s/ David H. Pohl	Director	July 9, 2007
David H. Pohl

/s/ Eric S. Swartz	Director	July 9, 2007
Eric S. Swartz

/s/ Dr. Thomas A. Waltz	Director	July 9, 2007
Thomas A. Waltz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. (the “Company”) as of April 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) effective May 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peregrine Pharmaceuticals, Inc.'s internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California
July 9, 2007

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2007 AND 2006

	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,044,000	$17,182,000
Trade and other receivables	750,000	579,000
Inventories, net	1,916,000	885,000
Prepaid expenses and other current assets	1,188,000	1,466,000

Total current assets	19,898,000	20,112,000

PROPERTY:
Leasehold improvements	646,000	618,000
Laboratory equipment	3,533,000	3,444,000
Furniture, fixtures and computer equipment	873,000	666,000

	5,052,000	4,728,000
Less accumulated depreciation and amortization	(3,212,000)	(2,822,000)

Property, net	1,840,000	1,906,000

Other assets	1,259,000	658,000

TOTAL ASSETS	$22,997,000	$22,676,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2007 AND 2006 (continued)

	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,683,000	$1,233,000
Accrued clinical trial site fees	228,000	170,000
Accrued legal and accounting fees	392,000	250,000
Accrued royalties and license fees	337,000	138,000
Accrued payroll and related costs	874,000	850,000
Notes payable, current portion	379,000	429,000
Capital lease obligation, current portion	17,000	15,000
Deferred revenue	1,060,000	563,000
Other current liabilities	885,000	836,000

Total current liabilities	5,855,000	4,484,000

Notes payable, less current portion	119,000	498,000
Capital lease obligation, less current portion	30,000	47,000
Deferred license revenue	4,000	21,000
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock - $.001 par value; authorized 250,000,000 shares; outstanding – 196,112,201 and 179,382,191, respectively	196,000	179,000
Additional paid-in-capital	224,453,000	204,546,000
Deferred stock compensation	-	(235,000)
Accumulated deficit	(207,660,000)	(186,864,000)

Total stockholders’ equity	16,989,000	17,626,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,997,000	$22,676,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007

	2007	2006	2005

REVENUES:
Contract manufacturing revenue	$3,492,000	$3,005,000	$4,684,000
License revenue	216,000	188,000	275,000

Total revenues	3,708,000	3,193,000	4,959,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,296,000	3,297,000	4,401,000
Research and development	15,876,000	12,415,000	11,164,000
Selling, general and administrative	6,446,000	6,564,000	5,098,000

Total costs and expenses	25,618,000	22,276,000	20,663,000

LOSS FROM OPERATIONS	(21,910,000)	(19,083,000)	(15,704,000)

OTHER INCOME (EXPENSE):
Recovery of note receivable	-	1,229,000	-
Interest and other income	1,160,000	846,000	265,000
Interest and other expense	(46,000)	(53,000)	(13,000)

NET LOSS	$(20,796,000)	$(17,061,000)	$(15,452,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	192,297,309	168,294,782	144,812,001
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.11)	$(0.10)	$(0.11)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007

			Additional	Deferred		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Captital	Compensation	Deficit	Equity
BALANCES, April 30, 2004	141,268,182	$141,000	$168,969,000	$-	$(154,351,000)	$14,759,000
Common stock issued for cash under March 31, 2004 Financing, net of issuance costs of $43,000	3,000,000	3,000	3,204,000	-	-	3,207,000
Common stock issued for cash under January 31, 2005 Financing, net of issuance costs of $1,000	3,000,000	3,000	3,276,000	-	-	3,279,000
Common stock issued to various unrelated entities for research services	1,174,682	1,000	1,448,000	-	-	1,449,000
Common stock issued upon exercise of options and warrants, net of issuance costs of $5,000	4,540,596	5,000	2,132,000	-	-	2,137,000
Deferred stock compensation	-	-	982,000	(982,000)	-	-
Stock-based compensation	-	-	-	231,000	-	231,000
Net loss	-	-	-	-	(15,452,000)	(15,452,000)
BALANCES, April 30, 2005	152,983,460	153,000	180,011,000	(751,000)	(169,803,000)	9,610,000
Common stock issued for cash under January 31, 2005 Financing, net of issuance costs of $6,000	1,582,217	1,000	1,575,000	-	-	1,576,000
Common stock issued for cash under May 11, 2005 Financing, net of issuance costs of $11,000	3,125,000	3,000	2,986,000	-	-	2,989,000
Common stock issued for cash under June 22, 2005 Financing, net of issuance costs of $29,000	8,000,000	8,000	6,683,000	-	-	6,691,000
Common stock issued for cash under November 23, 2005 Financing, net of issuance costs of $1,000	8,000,000	8,000	6,711,000	-	-	6,719,000
Common stock issued for cash under April 5, 2006 Financing, net of issuance costs of $1,000	4,000,000	4,000	4,915,000	-	-	4,919,000
Common stock issued to various unrelated entities for research services	695,820	1,000	906,000	-	-	907,000
Common stock issued upon exercise of options and warrants	966,742	1,000	732,000	-	-	733,000
Common stock issued under the Company's stock bonus plan	28,952	-	44,000	-	-	44,000
Deferred stock compensation	-	-	(17,000)	17,000	-	-
Stock-based compensation	-	-	-	499,000	-	499,000
Net loss	-	-	-	-	(17,061,000)	(17,061,000)
BALANCES, April 30, 2006	179,382,191	179,000	204,546,000	(235,000)	(186,864,000)	17,626,000
Common stock issued for cash under June 16, 2006 Financing, net of issuance costs of $30,000	9,285,714	10,000	12,960,000	-	-	12,970,000
Common stock issued to various unrelated entities for prepaid research services	862,832	1,000	930,000	-	-	931,000
Common stock issued upon exercise of options	65,350	-	59,000	-	-	59,000
Common stock issued upon exercise of warrants, net of issuance costs of $16,000	6,266,788	6,000	4,830,000	-	-	4,836,000
Common stock issued under stock bonus plan	249,326	-	342,000	-	-	342,000
Elimination of deferred stock compensation upon adoption of SFAS No. 123R	-	-	(235,000)	235,000	-	-
Stock-based compensation	-	-	1,021,000	-	-	1,021,000
Net loss	-	-	-	-	(20,796,000)	(20,796,000)
BALANCES, April 30, 2007	196,112,201	$196,000	$224,453,000	$-	$(207,660,000)	$16,989,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,796,000)	$(17,061,000)	$(15,452,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	475,000	415,000	325,000
Stock-based compensation and issuance of common stock under stock bonus plan	1,324,000	543,000	231,000
Amortization of expenses paid in shares of common stock	391,000	1,048,000	485,000
Loss (gain) on sale of property	1,000	(6,000)	-
Recovery of note receivable	-	(1,229,000)	-
Changes in operating assets and liabilities:
Trade and other receivables	(171,000)	(93,000)	1,034,000
Inventories	(1,031,000)	(258,000)	613,000
Prepaid expenses and other current assets	(113,000)	(410,000)	7,000
Accounts payable	450,000	(92,000)	(6,000)
Accrued clinical trial site fees	58,000	162,000	(46,000)
Deferred revenue	480,000	17,000	(1,082,000)
Accrued payroll and related expenses	63,000	44,000	303,000
Other accrued expenses and current liabilities	390,000	(37,000)	420,000
Net cash used in operating activities	(18,479,000)	(16,957,000)	(13,168,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(220,000)	(618,000)	(1,090,000)
Decrease (increase) in other assets, net	140,000	(171,000)	(101,000)
Recovery of note receivable	-	1,229,000	-
Net cash (used in) provided by investing activities	(80,000)	440,000	(1,191,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $46,000, $48,000, and $49,000, respectively	17,865,000	23,627,000	8,623,000
Proceeds from issuance of notes payable	-	566,000	733,000
Principal payments on notes payable and capital lease	(444,000)	(310,000)	(65,000)
Net cash provided by financing activities	17,421,000	23,883,000	9,291,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

	2007	2006	2005
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,138,000)	$7,366,000	$(5,068,000)

CASH AND CASH EQUIVALENTS, Beginning of year	17,182,000	9,816,000	14,884,000

CASH AND CASH EQUIVALENTS, End of year	$16,044,000	$17,182,000	$9,816,000

SUPPLEMENTAL INFORMATION:
Interest paid	$50,000	$49,000	$13,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property acquired under capital lease	$-	$65,000	$-
Common stock issued for research fees and prepayments for future research services	$931,000	$907,000	$1,449,000

For supplemental information relating to common stock issued in exchange for services, property acquired under capital lease, and property financed in exchange for notes payable, see Notes 5 and 8.

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

1.	ORGANIZATION AND BUSINESS DESCRIPTION

Organization - In this Annual Report, “Peregrine,” “Company,” “we,” “us,” and “our,” refer to Peregrine Pharmaceuticals, Inc. and our wholly owned subsidiary Avid Bioservices, Inc. Peregrine was incorporated under the laws of the state of California in June 1981, reincorporated in Delaware in September 1996 and commenced operations of Avid Bioservices, Inc. (“Avid”) in January 2002.

Business Description -   Peregrine a biopharmaceutical company with a portfolio of clinical stage and pre-clinical product candidates using monoclonal antibodies (“MAb”) for the treatment of cancer and viral diseases. We are advancing three separate clinical programs encompassing two platform technologies: Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics and Tumor Necrosis Therapies (“TNT”). Our lead Anti-PS Immunotherapeutic MAb product, bavituximab, is in clinical trials for the treatment of both solid cancer tumors and hepatitis C virus (“HCV”) infection. Bavituximab as an anti-viral agent has completed Phase Ia and Phase Ib clinical studies for the treatment of HCV infection and is in pre-clinical studies for human immunodeficiency virus (“HIV”) and other life-threatening viral infections. Bavituximab as an anti-cancer agent is in a Phase I monotherapy trial for the treatment of solid tumors in the U.S. and it recently completed a Phase Ib trial in combination with chemotherapy in patients with solid tumors in India. Under our TNT platform technology, our lead candidate Cotara®, is currently in a dose confirmation and dosimetry clinical trial in the U.S. and in a Phase II clinical trial in India, both for the treatment of glioblastoma multiforme, a deadly form of brain cancer.

We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of targeted therapeutics and (ii) Avid Bioservices, Inc., (“Avid”) our wholly owned subsidiary, is engaged in contract manufacturing and related services for Peregrine and outside customers on a fee-for-services basis.

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

Revenues earned by Avid during fiscal years ended April 30, 2007, 2006 and 2005 amounted to $3,492,000, $3,005,000 and $4,684,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover our anticipated consolidated cash flows used in operations. In addition, revenues that may be generated from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond fiscal year 2008. At April 30, 2007, we had $16,044,000 in cash and cash equivalents. On June 28, 2007, we raised an additional $20,900,000 in net proceeds under a Securities Purchase Agreement with several institutional investors (Note 8). We believe we have sufficient cash on hand to continue our research, development, and clinical testing of our product candidates through at least fiscal year 2008.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

We may raise additional capital through the sale of shares of our common stock to continue our research, development, and clinical testing of our product candidates beyond fiscal year 2008. We have approximately 5,031,000 shares available for possible future registered transactions under two separate registration statements. In addition, during January 2007, we filed a separate registration statement on Form S-3, File Number 333-139975, which allows us to issue, from time to time, in one or more offerings, shares of our common stock for remaining proceeds of up to $7,500,000. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

There can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing agreements to complete the research, development, and clinical testing of our product candidates beyond fiscal year 2008.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Peregrine and its wholly owned subsidiary, Avid Bioservices, Inc. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts - We continually monitor our allowance for doubtful accounts for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.

Prepaid Expenses - Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date.  We have prepaid various research and development related services through the issuance of shares of our common stock to unrelated entities during fiscal year 2007 and 2006, which are expensed once the services have been provided under the terms of the arrangement. As of April 30, 2007 and 2006, prepaid expenses and other current assets in the accompanying consolidated financials statements include $475,000 and $866,000, respectively, in research and development services prepaid with shares of our common stock.

These prepaid research and development balances as of April 30, 2007 and April 30, 2006 include amounts paid in shares of our common stock to Affitech AS of $475,000 under a research collaboration agreement for the generation of fully human monoclonal antibodies against two targets that are currently undefined and contain no expiration clauses. We will expense these prepaid targets once they are defined and delivered to Affitech AS in accordance with the terms of the agreement, which we expect will occur within the next twelve months.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

Inventories - Inventories are stated at the lower of cost or market and includes raw materials, direct labor, and overhead costs associated with our wholly owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at April 30, 2007 and April 30, 2006:

	2007	2006
Raw materials, net	$810,000	$565,000
Work-in-process	1,106,000	320,000
Total inventories	$1,916,000	$885,000

Concentrations of Credit Risk - The majority of trade and other receivables as of April 30, 2007, are from customers in the United States, Germany and Israel. Most contracts require up-front payments and installment payments during the term of the service. We perform periodic credit evaluations of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Reserves are maintained for potential credit losses and such losses have been within our estimates.

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

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

Revenues associated with licensing agreements primarily consist of nonrefundable up-front license fees and milestones payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Nonrefundable up-front license fees, whereby ongoing involvement or performance obligations exist, are generally recorded as deferred revenue and generally recognized as revenue over the term of the performance obligation or relevant agreement. Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no continuing performance obligations associated with the milestone payment. Under a license agreement with Schering A.G. (Note 7), the obligation period was not contractually defined in relation to a $300,000 upfront fee. Under this circumstance, we exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license, which was determined to be 48 months. The estimated period of 48 months was primarily determined based on our historical experience with Schering A.G. under a separate license agreement.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three years ended April 30, 2007.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 2,071,087, 3,433,414 and 6,485,168 shares of common stock for the fiscal years ended April 30, 2007, 2006 and 2005, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants to purchase up to 7,218,883, 9,090,374 and 11,946,248 shares of common stock for the fiscal years ended April 30, 2007, 2006 and 2005, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

On June 28, 2007, we issued 30,000,000 shares of our common stock under a Securities Purchase Agreement (Note 8) in exchange for net proceeds of approximately $20,900,000, which additional shares have been excluded from the calculation of basic and dilutive net loss per common share for the year ended April 30, 2007.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

Recent Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on May 1, 2007 and are currently evaluating the impact of FIN 48, which we believe will not have a significant impact on our consolidated financial statements.

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

3.             STOCK-BASED COMPENSATION

We currently maintain four equity compensation plans referred to as the 1996 Plan, the 2002 Plan, the 2003 Plan, and the 2005 Plan (collectively referred to as the “Option Plans”). The 1996, 2003 and 2005 Plans were approved by our stockholders while the 2002 Plan was not submitted for stockholder approval. The Option Plans provide for the granting of options to purchase shares of our common stock at exercise prices not less than the fair market value of our common stock at the date of grant. The options generally vest over a four year period and no options are exercisable after ten years from the date of grant.

Prior to fiscal year 2007, we accounted for stock options granted under the Option Plans in accordance with Accounting Principles Board No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and Related Interpretations, as permitted by FASB Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized in the accompanying consolidated statements of operations for fiscal years 2006 and 2005 related to stock option grants, as all options granted under the Option Plans had an exercise price at least equal to the fair market value of the underlying common stock on the grant date.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

As a result of adopting SFAS No. 123R on May 1, 2006, our net loss for the year ended April 30, 2007 was increased by $964,000 ($0.01 per basic and diluted share), which costs are included in the accompanying consolidated statements of operations as follows:

2007
Research and development	$589,000
Selling, general and administrative	375,000
Total	$964,000

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period (typically 4 years). The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our stock covering the estimated expected term. The expected term of options granted during fiscal year 2007 is based on the expected time to exercise using the “simplified” method allowable under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Prior to fiscal year 2007, the expected term was based on the average estimated expected life of the options granted during the fiscal year. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2007, 2006 and 2005, were as follows:

	Year Ended April 30,
	2007	2006	2005
Risk-free interest rate	4.83%	3.88%	3.38%
Expected life (in years)	6.25	5.49	4.00
Expected volatility	98%	103%	115%
Expected dividend yield	-	-	-

As of April 30, 2007, options to purchase up to 11,537,946 shares of our common stock were issued and outstanding under the Option Plans with a weighted average exercise price of $1.54 per share and expire at various dates through April 16, 2017. Options to purchase up to 4,651,409 shares of common stock were available for future grant under the Option Plans as of April 30, 2007.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

The following summarizes all stock option transaction activity for fiscal year ended April 30, 2007:
Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, May 1, 2006	11,307,279	$ 1.56
Granted	1,005,260	$ 1.29
Exercised	(65,350)	$ 0.90
Canceled or expired	(709,243)	$ 1.63
Outstanding, April 30, 2007	11,537,946	$ 1.54	5.84	$ 916,000

Exercisable and expected to vest	11,321,992	$ 1.54	5.79	$ 912,000
Exercisable, April 30, 2007	9,251,102	$ 1.59	5.20	$ 888,000

The weighted-average grant date fair value of options granted during the years ended April 30, 2007, 2006 and 2005 was $1.05, $0.91 and $0.80 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended April 30, 2007, 2006 and 2005 was $38,000, $55,000 and $1,217,000, respectively.

Cash proceeds from stock options exercised during the years ended April 30, 2007, 2006 and 2005 totaled $59,000, $122,000 and $1,393,000.

We issue shares of common stock that are reserved for issuance under the Option Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2007, the total estimated unrecognized compensation cost related to non-vested stock options was $1,764,000. This cost is expected to be recognized over a weighted average vesting period of 2.94 years based on current assumptions.

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. Prior to May 1, 2006, we accounted for our stock option grants in accordance with APB No. 25 and provided the pro forma disclosures required by SFAS No. 123. The following table illustrates the effect on net loss and net loss per share for the years ended April 30, 2006 and 2005 had we applied the fair value recognition provisions of SFAS No. 123 to our stock option grants:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

	YEAR ENDED APRIL 30,
	2006	2005
Net loss, as reported	$(17,061,000)	$(15,452,000)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,755,000)	(2,828,000)
Net loss, pro forma	$(18,816,000)	$(18,280,000)
Basic and diluted net loss per share:

Net loss, as reported	$(0.10)	$(0.11)
Net loss, pro forma	$(0.11)	$(0.13)

Periodically, we grant stock options to non-employee consultants. The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock-based compensation expense recorded during fiscal years 2007, 2006 and 2005 associated with non-employees amounted to $57,000, $499,000 and $231,000, respectively.

In addition, during February 2006, our Compensation Committee of the Board of Directors approved a Stock Bonus Plan that remained in effect through April 30, 2007 to promote the interests of the Company and its stockholders by issuing key employees and consultants a predetermined number of shares of the Company’s common stock upon achievement of various research and clinical goals (“Performance Goals”). Compensation expense associated with shares issued under the Stock Bonus Plan was calculated in accordance with APB No. 25 and EITF 96-18. In accordance with APB No. 25 and EITF 96-18, we recorded compensation expense at each reporting period when it became probable that a Performance Goal under the Stock Bonus Plan would be achieved and this accrual was carefully assessed at each subsequent reporting period and adjusted accordingly until the Performance Goal was actually achieved. Decreases or increases to these accruals were accounted for as cumulative catch-up adjustments under FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. During fiscal years 2007 and 2006, we recorded $304,000 and $83,000, respectively, in compensation expense under the Stock Bonus Plan.

4.             RECOVERY OF NOTE RECEIVABLE

During December 1998, we completed the sale and subsequent leaseback of our two facilities in Tustin, California and recorded an initial note receivable from the buyer of $1,925,000 as part of the consideration. During the quarter ended October 31, 1999, we established a 100% reserve for the note receivable in the amount of $1,887,000 based on our then financial condition and the underlying terms of the note agreement. We reduced the reserve as monthly payments were received and we recorded the reduction as interest and other income in the accompanying consolidated statements of operations. On December 22, 2005, we entered into a First Amendment to Lease and Agreement of Lease (“First Amendment”) with the landlord to our original lease dated December 24, 1998 and extended the original lease term for seven years, which extends our contractual commitment under the operating lease through December 2017. In addition, the monthly lease payment terms under the original lease, which increase at a rate of 3.35% every two years, have not been modified. In connection with this First Amendment, we entered into a separate agreement with the landlord on December 22, 2005 regarding the immediate payoff of our note receivable in the amount of $1,229,000, which amount was recorded as recovery of note receivable in the accompanying consolidated statements of operations during fiscal year 2006.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

5.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

We entered into the following note payable agreements with General Electric Capital Corporation (“GE”) to finance certain laboratory equipment. Notes payable consist of the following at April 30, 2007 and April 30, 2006:

	April 30, 2007	April 30, 2006
Note payable dated November 2004; 5.78% per annum; monthly payments of $11,000 due through December 2007	$83,000	$202,000
Note payable dated December 2004; 5.85% per annum; monthly payments of $12,000 due through January 2008	103,000	232,000
Note payable dated June 2005; 6.39% per annum; monthly payments of $8,000 due through July 2008	117,000	205,000
Note payable dated November 2005; 6.63% per annum; monthly payments of $3,000 due through December 2008	60,000	92,000
Note payable dated March 2006; 6.87% per annum; monthly payments of $6,000 due through April 2009	135,000	196,000
	498,000	927,000
Less current portion	(379,000)	(429,000)
Notes payable, less current portion	$119,000	$498,000

Under the terms of the GE note payable agreements, we paid security deposits equal to 25% of the amount financed, which are due and payable to us at the end of the term of each note agreement. As of April 30, 2007 and April 30, 2006, security deposits totaling $325,000 are included in the accompanying consolidated financial statements as follows:

	2007	2006
Prepaid expenses and other current assets	$183,000	$-
Other long-term assets	142,000	325,000
Total security deposits	$325,000	$325,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

Minimum future principal payments on notes payable as of April 30, 2007 are as follows:

Year ending April 30:

2008	379,000
2009	119,000

Total	$498,000

During December 2005, we financed certain equipment under a capital lease agreement in the amount of $65,000. The agreement bears interest at a rate of 6.30% per annum with payments due monthly in the amount of approximately $1,600 through December 2009.

The equipment purchased under the capital lease is included in property in the accompanying consolidated financial statements as follows at April 30, 2007:

Furniture, fixtures and office equipment	$68,000
Less accumulated depreciation	(18,000)
Net book value	$50,000

Minimum future lease payments under the capital lease as of April 30, 2007 are as follows:

Year ending April 30:

2008	19,000
2009	19,000
2010	13,000

Total minimum lease payments	51,000
Amount representing interest	(4,000)
Net present value minimum lease payments	47,000
Less current portion	17,000
$30,000

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases - In December 1998, we sold and subsequently leased back our two facilities in Tustin, California. The lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years. On December 22, 2005, we entered into a First Amendment to Lease and Agreement of Lease (“First Amendment”) with the landlord to our original lease dated December 24, 1998 and extended the original lease term for seven additional years to expire on December 31, 2017 while maintaining our two 5-year renewal options that could extend our lease to December 31, 2027. Our monthly lease payments will continue to increase at a rate of 3.35% every two years under the First Amendment. We record rent expense on a straight-line basis and the differences between the amounts paid and the amounts expensed are included in other current liabilities in the accompanying consolidated financial statements. Annual rent expense under the lease agreement totaled $807,000, $758,000 and $735,000 during fiscal years 2007, 2006 and 2005, respectively.

During fiscal year 2004, we entered into an operating lease agreement to lease certain office equipment. The lease has a 5-year term and annual minimum lease payments are $29,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

During February 2005, we entered into an operating lease agreement to lease certain office space in Houston, Texas. The lease has a 3-year term and annual minimum lease payments are $20,000 plus a pro rata share of monthly operating expenses. Rent expense under the lease agreement totaled $21,000 during fiscal years 2007 and 2006 and $4,000 during fiscal year 2005.

At April 30, 2007, future minimum lease payments under all non-cancelable operating leases are as follows:
Year ending April 30:	Minimum Lease Payments
2008	$815,000
2009	793,000
2010	796,000
2011	805,000
2012	822,000
Thereafter	4,914,000
$8,945,000

Rental Income - Sublease rental income totaled $35,000, $59,000 and $99,000 for fiscal years 2007, 2006 and 2005, respectively. As of April 30, 2007, we have no sublease rental arrangements.

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

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara®. Under the terms of the agreement, we paid an upfront fee of 75,000 pounds sterling ($141,000 U.S.) which is included in research and development expense in the accompanying consolidated financial statements in fiscal year 2005, and we will pay a royalty on net sales of any products that we market that utilize the underlying technology. In the event a product is approved and we or Lonza do not manufacture Cotara®, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics

Bavituximab is the generic name for our first product in clinical trials under our Anti-PS Immunotherapeutics technology platform. In August 2001, we exclusively in-licensed the worldwide rights to this technology platform from the University of Texas Southwestern Medical Center at Dallas. During November 2003 and October 2004, we entered into two non-exclusive license agreements with Genentech, Inc. to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our Anti-PS Immunotherapeutics program. During December 2003, we entered into an exclusive commercial license agreement with an unrelated entity covering the generation of the chimeric monoclonal antibody, bavituximab. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to the Anti-PS Immunotherapeutics technology, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales and/or a percentage of sublicense income. Our aggregate future milestone payments under the above in-licensing agreements are $6,900,000 assuming the achievement of all development milestones under the agreements through commercialization of products, of which, we expect to pay up to $100,000 during fiscal year 2008 and $6,400,000 upon approval of the first Anti-PS Immunotherapeutics product. In addition, under one of the agreements, we are required to pay future milestone payments upon the completion of Phase II clinical trial enrollment in the amount of 75,000 pounds sterling, the amount of which will continue as an annual license fee thereafter, plus a royalty on net sales of any products that we market that utilize the underlying technology. In the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.

During fiscal year 2006, we expensed $450,000 upon the completion of clinical milestones in accordance with in-licensing agreements covering our Anti-PS Immunotherapeutics technology platform, which is included in research and development expense in the accompanying consolidated financial statements. We did not incur any milestone related expenses during fiscal year 2007.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

In April 1997, we gained access to certain exclusive licenses for Vascular Targeting Agents (“VTAs”) technologies from various institutions. In conjunction with various licensing agreements covering our VTA technology, we are required to pay combined annual fees of $50,000 plus milestone payments based on the development success of the technologies and a royalty on net sales. Our aggregate future milestone payments under these exclusive licenses are $1,688,000 assuming the achievement of all development milestones under the agreements through commercialization of the product, which are due at various stages of clinical development in accordance with the applicable license. We do not anticipate making any milestone payments for at least the next year under these agreements.

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

During fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with an unrelated entity regarding the generation and commercialization of up to fifteen fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates. These agreements incorporate the various binding term sheets we entered into with the unrelated entity during June 2003, September 2004, and November 2004. Under the terms of the research collaboration agreement, we pay a non-refundable upfront technology access fee for each human antibody project initiated. In addition, under the terms of the development and commercialization agreement, we are obligated to pay future milestones payments based on the achievement of development milestones, plus a royalty on net sales. Our aggregate future milestone payments range from $5.75 million to $6.35 million per fully human antibody generated by the unrelated entity upon the achievement of certain development milestones through commercialization. During fiscal years 2007, 2006 and 2005, we expensed nil, $185,000 and $150,000, respectively, in non-refundable upfront technology access fees under the research collaboration agreement upon the initiation to generate two fully human monoclonal antibodies, the amounts of which are included in research and development expense in the accompanying consolidated financial statements.

During December 2003, we entered into a research collaboration agreement with an unrelated entity regarding the humanization of one of our Anti-PS Immunotherapeutic antibodies to be used as a possible future generation clinical candidate. Under the terms of the research collaboration agreement, we are required to pay a non-refundable up-front license fee, antibody development milestone fees, clinical development milestone fees and a royalty on net sales. During fiscal year 2005, we expensed $186,000 in antibody development milestones fees, the amount of which is included in research and development expense in the accompanying consolidated financial statements. Our minimum aggregate future milestone payments under this agreement are $3,250,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next fiscal year under this agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

During July 2004, we announced that we entered into a worldwide exclusive licensing agreement for intellectual property related to PhosphatidylSerine conjugates and Anti-PS antibodies from The University of Texas M. D. Anderson Cancer Center related to generating an immune response for the treatment of cancer and other indications. Under the terms of the agreement, we paid The University of Texas M. D. Anderson Cancer Center a non-refundable up-front fee of $150,000, which is included in research and development expense in fiscal year 2005 in the accompanying consolidated financial statements, and we are obligated to pay future milestone fees based on the clinical progress of products that fall under the licensed intellectual property and a royalty on net sales as defined in the agreement. Our aggregate future milestone payments under this licensing agreement are $1,700,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next fiscal year under this agreement.

During March 2007, we entered into a worldwide exclusive licensing agreement for intellectual property related to the use of beta-2-glycoprotein I as an anti-angiogenesis agent from The University of Texas M.D. Anderson Cancer Center. Under the terms of the agreement, we paid The University of Texas M.D. Anderson Cancer Center a non-refundable up-front fee of $150,000, which is included in research and development expense in fiscal year 2007 in the accompanying consolidated financial statements. In addition, under the terms of the agreement we are obligated to pay annual maintenance fees, clinical development milestone fees and a royalty on net sales. Our aggregate future clinical development milestone payments under this licensing agreement are $1,425,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next fiscal year under this agreement.

Out-Licensing Collaborations

In addition to our in-licensing collaborations, the following represents a summary of our key out-licensing collaborations.

During September 1995, we entered into an agreement with Cancer Therapeutics, Inc., a California corporation, whereby we granted to Cancer Therapeutics Laboratories, Inc. (“CTL”) the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China. We are entitled to receive 50% of the distributed profits received by Cancer Therapeutics, Inc. from the Chinese pharmaceutical company. Cancer Therapeutics, Inc. has the right to 20% of the distributed profits under the agreement with the Chinese pharmaceutical company. During March 2001, we extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016. In exchange for this extension, Cancer Therapeutics, Inc. agreed to pay us ten percent (10%) of all other consideration received by Cancer Therapeutics, Inc., excluding research funding. During January 2007, we filed a lawsuit alleging breach of contract against CTL alleging various breaches of contract under the agreement. The lawsuit is currently in the discovery phase as further discussed in Part 1, Item 3 under "Legal Proceedings" of this Annual Report. Through fiscal year ended April 30, 2007, we have not received any amounts under the agreement.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

During February 2007, we entered into an amended and restated license agreement with SuperGen, Inc. (“SuperGen”) revising the original licensing deal completed with SuperGen in February 2001 to license a segment of our VTA technology, specifically related to certain conjugates Vascular Endothelial Growth Factor (“VEGF”). Under the terms of the amended and restated license agreement, we will receive annual license fees of up to $200,000 per year payable in cash or SuperGen common stock until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology. In addition, we could receive up to $8.25 million in future payments based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement, as amended. We could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen. As of April 30, 2007, SuperGen has not filed an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology.

During December 2002, we granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under our VTA technology. Under the terms of the agreement, we received an up-front payment of $300,000, which we amortized as license revenue over an estimated period of 48 months through December 2006 in accordance with SAB No. 104 in the accompanying consolidated financial statements. Under this license agreement, the obligation period was not contractually defined and we exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license. The estimated period of 48 months was primarily determined based on the historical experience with Schering A.G. under a separate license agreement. In addition, under the terms of the agreement, we could receive up to $1.2 million in future payments for each product based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement. Under the same agreement, we granted Schering A.G. an option to obtain certain non-exclusive rights to the VTA technology with predetermined up-front fees and milestone payments as defined in the agreement. Schering A.G. has not publicly disclosed the development status of its program.

During August 2005, we licensed certain intellectual property rights under our VTA technology to Medarex, Inc., which allows Medarex, Inc. to develop and commercialize certain monoclonal antibody conjugates for the treatment of a wide range of solid tumors. Under the terms of the agreement, we could receive up to $5.95 million in future payments based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement. Medarex has not publicly disclosed the development status of its program.

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

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

Financing Under Shelf Registration Statements On Form S-3

During fiscal years 2007, 2006, and 2005, we entered into various financing transactions under the following shelf registration statements on Form S-3, which were declared effective by the Securities and Exchange Commission on various dates described in the table below, allowing us to issue, from time to time, in one or more offerings the following number of shares of our common stock to purchase shares of our common stock:

Registration Statement No.	Shelf Effective Date	Number of Shares of Common Stock Registered
333-109982	October 2003	12,000,000
333-121450	December 2004	12,000,000
333-128322	September 2005	12,000,000
333-132872	March 2006	15,000,000

The following tables summarize the financing transactions we entered into during fiscal years 2005, 2006, and 2007 under the above shelf registration statements:

Fiscal Year 2005
Description of Financing Transaction	Number of Common Stock Shares Issued	Net Issuance Value
Common stock purchase agreement dated March 31, 2004	3,000,000	$3,207,000
Common stock purchase agreement dated January 31, 2005	3,000,000	$3,279,000
Common stock issued to unrelated entities for research services	1,174,682	$1,449,000
	7,174,682	$7,935,000

Fiscal Year 2006
Description of Financing Transaction	Number of Common Stock Shares Issued	Net Issuance Value
Common stock purchase agreement dated January 31, 2005	1,582,217	$1,576,000
Common stock purchase agreement dated May 11, 2005	3,125,000	$2,989,000
Common stock purchase agreement dated June 22, 2005	8,000,000	$6,691,000
Common stock purchase agreement dated November 23, 2005	8,000,000	$6,719,000
Common stock purchase agreement dated April 5, 2006	4,000,000	$4,919,000
Common stock issued to unrelated entities for research services	695,820	$907,000
	25,403,037	$23,801,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

Fiscal Year 2007
Description of Financing Transaction	Number of Common Stock Shares Issued	Net Issuance Value
Common stock purchase agreement dated June 16, 2006	9,285,714	$12,970,000
Common stock issued to unrelated entities for research services	862,832	$931,000
	10,148,546	$13,901,000

As of April 30, 2007, an aggregate of 5,030,634 shares of common stock were available for issuance under two of the shelf registration statements noted above.

During January 2007, we filed a registration statement on Form S-3, File Number 333-139975 (“January 2007 Shelf”) which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, shares of common stock for proceeds up to $30,000,000. As of April 30, 2007, we had not issued any shares of common stock under this shelf registration statement.

On June 28, 2007, we entered into a Securities Purchase Agreement with several institutional investors whereby we sold 30,000,000 shares of our common stock in exchange for gross proceeds of $22,500,000 under the January 2007 Shelf. We received net proceeds of $20,900,000 after deducting placement agent fees and estimated costs associated with the offering. As of June 30, 2007, we could raise up to an additional $7,500,000 in gross proceeds under the January 2007 Shelf registration statement.

Shares Of Common Stock Authorized And Reserved For Future Issuance

In accordance with our shares reserved for issuance under our Shelf registration statements, stock option plans and warrant agreements, we have reserved 21,642,854 shares of our common stock at April 30, 2007 for future issuance, calculated as follows:

Number of shares reserved
Shares reserved under two effective shelf registration statements	5,030,634
Options issued and outstanding	11,537,946
Options available for future grant	4,651,409
Warrants issued and outstanding	422,865
Total shares reserved	21,642,854

9.             WARRANTS

As of April 30, 2007, we had warrants outstanding to purchase up to 422,865 shares of our common stock at exercise prices ranging between $0.86 and $2.50 per share with a weighted average exercise price of $1.40 per share and expire at various dates through March 31, 2008.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

Additional information regarding warrants outstanding as of April 30, 2007, is as follows:

Per Share Exercise Price	Number of Warrants Outstanding	Weighted Average Per Share Exercise Price	Expiration Date
$0.86	62,865		6/8/07
$1.47	350,000		3/31/08
$2.50	10,000		3/25/08
$0.86 - $2.50	422,865	$1.40	6/8/07 - 3/31/08

During fiscal year 2005, we granted 350,000 warrants to a non-employee consultant for services provided to the Company. The warrant has a three year term, an exercise price of $1.47 per share, expires March 31, 2008, and was outstanding at April 30, 2007. We utilized the Black-Scholes valuation model to calculate the fair value of the warrant, which was recorded as stock-based compensation in the accompanying consolidated financial statements. There were no warrants granted during fiscal years 2007 and 2006.

During fiscal year 2007, warrants to purchase 6,266,788 shares of our common stock were exercised for net proceeds of $4,836,000. During fiscal year 2006, warrants to purchase 812,512 shares of our common stock were exercised for net proceeds of $611,000. During fiscal year 2005, warrants to purchase 2,495,414 shares of our common stock were exercised on a combined cash and cashless basis under various transactions for net proceeds of $747,000 and resulted in the issuance of 2,419,790 shares of our common stock.

During fiscal years 2007, 2006 and 2005, warrants to purchase 275,000, 5,764,631 and 324,638 shares of common stock, respectively, expired unexercised.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

Segment information for fiscal years 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
Net Revenues:
Contract manufacturing and development of biologics	$3,492,000	$3,005,000	$4,684,000
Products in research and development	216,000	188,000	275,000
Total revenues, net	$3,708,000	$3,193,000	$4,959,000

Gross Profit (Loss):
Contract manufacturing and development of biologics	$196,000	$(292,000)	$283,000
Products in research and development	216,000	188,000	275,000
Total gross profit (loss)	$412,000	$(104,000)	$558,000

Research and development expense	(15,876,000)	(12,415,000)	(11,164,000)
Selling, general and administrative expense	(6,446,000)	(6,564,000)	(5,098,000)
Other income, net	1,114,000	2,022,000	252,000
Net loss	$(20,796,000)	$(17,061,000)	$(15,452,000)

Net revenues generated from Avid during fiscal years 2007, 2006 and 2005 were primarily from the following customers:

	2007	2006	2005
Customer revenues as a % of net revenues:
United States (customer A)	11%	73%	51%
United States (customer B)	0%	2%	15%
Germany (one customer)	51%	10%	0%
Israel (one customer)	8%	1%	32%
Australia (one customer)	14%	5%	0%
China (one customer)	10%	0%	2%
Other customers	6%	9%	0%
Total customer revenues as a % of net revenues	100%	100%	100%

Net revenues generated from Peregrine during fiscal years 2007, 2006 and 2005 were primarily from annual license fees received under the license agreement with SuperGen, Inc. combined with the amortized portion of an up-front license fee received under the December 2003 license agreement with Schering A.G. (Note 7).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

Long-lived assets consist of the following at April 30, 2007 and April 30, 2006:

	2007	2006
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,527,000	$1,516,000
Products in research and development	313,000	390,000
Total long-lived assets, net	$1,840,000	$1,906,000

11.          INCOME TAXES

The provision for income taxes consists of the following for the three years ended April 30, 2007:

	2007	2006	2005
Provision for federal income taxes at statutory rate	$(7,071,000)	$(5,801,000)	$(5,254,000)
State income taxes, net of federal benefit	(1,202,000)	(995,000)	(902,000)
Expiration and adjustment of loss carryforwards	73,000	719,000	4,513,000
Change in valuation allowance	8,132,000	6,048,000	1,628,000
Increase of effective tax rate for net state deferred tax asset	-	-	-
Other, net	68,000	29,000	15,000
Income tax (expense) benefit	$-	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets at April 30, 2007 and 2006 are as follows:

	2007	2006

Net operating loss carryforwards	$55,756,000	$48,147,000
Stock-based compensation	2,067,000	1,676,000
General business and research and development credits	118,000	118,000
Deferred revenue	424,000	233,000
Accrued liabilities	1,067,000	1,126,000

Total deferred tax assets	59,432,000	51,300,000
Less valuation allowance	(59,432,000)	(51,300,000)

Net deferred tax assets	$-	$-

At April 30, 2007, we had federal net operating loss carryforwards and tax credit carryforwards of approximately $150,100,000 and $118,000, respectively. The net operating loss carryforwards expire in fiscal years 2008 through 2026. The net operating losses of $2,986,000 applicable to Vascular Targeting Technologies, our wholly-owned subsidiary, can only be offset against future income of that subsidiary. The tax credit carryforwards begin to expire in fiscal year 2008 and are available to offset the future taxes or our subsidiary. We also have state net operating loss carryforwards of approximately $80,900,000 at April 30, 2007, which begin to expire in fiscal year 2008.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

Due to ownership changes in our common stock, there may be limitations on our ability to utilize our net operating loss carryforwards in the future.

12.           BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all regular employees who are at least the age of 21, work at least 25 hours per week and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation or a maximum of $15,500. We made no matching contributions to the Plan since its inception.

13.          SUBSEQUENT EVENTS

On June 28, 2007, we sold 30,000,000 shares under a Securities Purchase Agreement with several institutional investors in exchange for net proceeds of $20,900,000 (Note 8).

14.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30, 2007	January 31, 2007	October 31, 2006	July 31, 2006	April 30, 2006	January 31, 2006	October 31, 2005	July 31, 2005
Net revenues	$2,240,000	$363,000	$684,000	$421,000	$901,000	$1,528,000	$556,000	$208,000
Cost of sales	$2,049,000	$223,000	$494,000	$530,000 (a)	$1,477,000 (b)	$1,088,000	$428,000	$304,000 (c)
Gross profit (loss)	$191,000	$140,000	$190,000	$(109,000)	$(576,000)	$440,000	$128,000	$(96,000)
Operating expenses	$5,630,000	$5,420,000	$5,590,000	$5,682,000	$4,934,000	$4,922,000	$4,814,000	$4,309,000
Net loss	$(5,244,000)	$(5,025,000)	$(5,070,000)	$(5,457,000)	$(5,038,000)	$(3,113,000)	$(4,571,000)	$(4,339,000)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$(0.03)	$(0.03)
______________

(a)
Cost of sales for the quarter ended July 31, 2006 includes the write-off of unusable work-in-process inventory combined with an estimated contract loss provision associated with one customer, which in the aggregate totaled $208,000.

(b)
Cost of sales for the quarter ended April 30, 2006 includes the write-off of unusable work-in-process inventory generated during the quarter ended April 30, 2006 in the amount of $698,000 combined with a contract loss provision associated with one customer in the amount of $184,000.

(c)
Cost of sales for the quarter ended July 31, 2005 includes additional costs of $99,000 incurred during the quarter ended July 31, 2005 to provide additional data to support required studies for current customers.

PEREGRINE PHARMACEUTICALS, INC.                                                                                           SCHEDULE II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2007 (continued)

	Balance at	Charged		Balance
	Beginning	to costs and		at end
Description	of period	expenses	Deductions	of period

Valuation reserve for note and other receivables for the year ended April 30, 2005	$1,645,000	$-	$(64,000)	$1,581,000

Valuation reserve for note and other receivables for the year ended April 30, 2006	$1,581,000	$-	$(1,581,000)	$-

Valuation reserve for note and other receivables for the year ended April 30, 2007	$-	$-	$-	$-