Form 10-Q
period 2007-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2007-09-10
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non- Accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 7, 2007
Common Stock, $0.001 par value per share	226,210,617 shares

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2007	APRIL 30, 2007
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,635,000	$16,044,000
Trade and other receivables	1,514,000	750,000
Inventories, net	2,363,000	1,916,000
Prepaid expenses and other current assets	1,172,000	1,188,000
Total current assets	35,684,000	19,898,000

PROPERTY:
Leasehold improvements	655,000	646,000
Laboratory equipment	3,587,000	3,533,000
Furniture, fixtures and office equipment	886,000	873,000
	5,128,000	5,052,000
Less accumulated depreciation and amortization	(3,332,000)	(3,212,000)
Property, net	1,796,000	1,840,000

Other assets	1,188,000	1,259,000

TOTAL ASSETS	$38,668,000	$22,997,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JULY 31, 2007	APRIL 30, 2007
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,366,000	$1,683,000
Accrued clinical trial site fees	113,000	228,000
Accrued legal and accounting fees	281,000	392,000
Accrued royalties and license fees	107,000	337,000
Accrued payroll and related costs	664,000	874,000
Notes payable, current portion	317,000	379,000
Capital lease obligation, current portion	17,000	17,000
Deferred revenue	1,820,000	1,060,000
Other current liabilities	427,000	885,000
Total current liabilities	5,112,000	5,855,000

Notes payable, less current portion	69,000	119,000
Capital lease obligation, less current portion	26,000	30,000
Deferred license revenue	-	4,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$.001 par value; authorized 250,000,000 shares; outstanding - 226,210,617 and 196,112,201, respectively	226,000	196,000
Additional paid-in capital	245,551,000	224,453,000
Accumulated deficit	(212,316,000)	(207,660,000)

Total stockholders' equity	33,461,000	16,989,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,668,000	$22,997,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	July 31, 2007	July 31, 2006
	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$1,621,000	$398,000
License revenue	4,000	23,000
Total revenues	1,625,000	421,000

COSTS AND EXPENSES:
Cost of contract manufacturing	1,181,000	530,000
Research and development	3,624,000	4,041,000
Selling, general and administrative	1,708,000	1,641,000
Total costs and expenses	6,513,000	6,212,000

LOSS FROM OPERATIONS	(4,888,000)	(5,791,000)

OTHER INCOME (EXPENSE):
Interest and other income	239,000	349,000
Interest and other expense	(7,000)	(15,000)

NET LOSS	$(4,656,000)	$(5,457,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	206,071,568	184,108,083

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JULY 31,
	2007	2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,656,000)	$(5,457,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,000	115,000
Stock-based compensation and issuance of common stock under stock bonus plan	197,000	373,000
Amortization of expenses paid in shares of common stock	-	209,000
Changes in operating assets and liabilities:
Trade and other receivables	(764,000)	317,000
Inventories	(447,000)	(86,000)
Prepaid expenses and other current assets	16,000	130,000
Accounts payable	(317,000)	(85,000)
Accrued clinical trial site fees	(115,000)	(19,000)
Deferred revenue	756,000	(250,000)
Accrued payroll and related costs	(210,000)	(226,000)
Other accrued expenses and current liabilities	(799,000)	4,000
Net cash used in operating activities	(6,220,000)	(4,975,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(75,000)	(46,000)
Decrease in other assets	71,000	-
Net cash used in investing activities	(4,000)	(46,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,641,000 and $46,000, respectively	20,931,000	16,448,000
Principal payments on notes payable and capital lease	(116,000)	(109,000)
Net cash provided by financing activities	20,815,000	16,339,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,591,000	11,318,000

CASH AND CASH EQUIVALENTS, beginning of period	16,044,000	17,182,000

CASH AND CASH EQUIVALENTS, end of period	$30,635,000	$28,500,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2007 (unaudited)

1.     BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (“Peregrine”), a biopharmaceutical company developing a portfolio of clinical stage and pre-clinical product candidates using monoclonal antibodies (“MAb”) for the treatment of cancer and viral diseases, and its wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”), a biomanufacturing company engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-services basis (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at July 31, 2007, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three-month periods ended July 31, 2007 and 2006. We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted. Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2007. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of years since our inception. Since inception, we have financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the three months ended July 31, 2007 and 2006 amounted to $1,621,000 and $398,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover our anticipated consolidated cash flows used in operations. In addition, revenues that may be generated from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond fiscal year 2008. At July 31, 2007, we had $30,635,000 in cash and cash equivalents, which we currently believe is sufficient capital to maintain our operations through at least fiscal year 2008 based on our current projections.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2007 (unaudited) (continued)

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid. Inventories consist of the following at July 31, 2007 and April 30, 2007:

	July 31, 2007	April 30, 2007
Raw materials	$892,000	$810,000
Work-in-process	1,471,000	1,106,000
Total inventories, net	$2,363,000	$1,916,000

Comprehensive Loss - Comprehensive loss is equal to net loss for all periods presented.

Income taxes - In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, tax positions are recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

We adopted FIN No. 48 on May 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on our consolidated financial statements. In addition, there are no unrecognized tax benefits included in our consolidated balance sheet that would, if recognized, affect our effective tax rate.

It is our policy to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statement of operations. We did not recognize interest or penalties related to income taxes during the three months ended July 31, 2007 and 2006, and we did not accrue for interest or penalties as of July 31, 2007 or April 30, 2007.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2007 (unaudited) (continued)

We are primarily subject to U.S. federal and California state jurisdictions. To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

At May 1, 2007, we had total deferred tax assets of $59.4 million. The deferred tax assets are primarily comprised of federal and state tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our total deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred, however we plan to complete an analysis regarding the limitation of the NOL carryforwards. Therefore, it is possible that a portion of these deferred tax assets may be limited in their use after this study is completed. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three months ended July 31, 2007 and 2006.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 840,752 and 4,815,222 shares of common stock for the three months ended July 31, 2007 and 2006, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants to purchase up to 10,228,390 and 5,292,369 shares of common stock for the three months ended July 31, 2007 and 2006, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Recent Accounting Pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than May 1, 2008. Our adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value method is selected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than May 1, 2008. Our adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2007 (unaudited) (continued)

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF No. 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed. EITF No. 07-3 will be effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than May 1, 2008. Our adoption of EITF No. 07-3 is not expected to have a material impact on our consolidated financial statements.

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

On May 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), which requires the recognition of compensation expense, using a fair value based method, for costs related to all share-based payments including grants of employee stock options. In addition, SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods (vesting period). We adopted SFAS No. 123R using the modified-prospective method and, accordingly, stock-based compensation cost recognized beginning May 1, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted on or subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Our net loss for the three months ended July 31, 2007 and 2006, increased by $183,000 and $299,000, respectively, as a result of the application of SFAS No. 123R, which costs are included in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006
Research and development	$129,000	$166,000
Selling, general and administrative	54,000	133,000
Total	$183,000	$299,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2007 (unaudited) (continued)

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period (typically 4 years). The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our stock covering the estimated expected term. The expected term of options granted is based on the expected time to exercise using the “simplified” method allowable under the Security and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB No. 107”). The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model during the periods presented, were as follows:

	Three Months Ended July 31,
	2007	2006
Risk-free interest rate	4.56%	5.00%
Expected life (in years)	5.98	6.25
Expected volatility	87%	101%
Expected dividend yield	-	-

As of July 31, 2007, options to purchase up to 11,716,945 shares of our common stock were issued and outstanding under the Option Plans with a weighted average exercise price of $1.51 per share and expire at various dates through July 30, 2017. Options to purchase up to 4,405,235 shares of common stock were available for future grant under the Option Plans as of July 31, 2007.

The following summarizes all stock option transaction activity for the three months ended July 31, 2007:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, May 1, 2007	11,537,946	$1.54
Granted	485,920	$0.86
Exercised	(45,000)	$0.60
Canceled or expired	(261,921)	$1.39
Outstanding, July 31, 2007	11,716,945	$1.51	5.68	$512,000

Exercisable and expected to vest	11,498,740	$1.52	5.63	$511,000
Exercisable, July 31, 2007	9,338,556	$1.60	4.98	$507,000

The weighted-average grant date fair value of options granted during the three-month periods ended July 31, 2007 and 2006 was $0.64 per share and $1.23 per share, respectively. The aggregate intrinsic value of options exercised during the three-month periods ended July 31, 2007 and 2006 was $19,000 and $13,000, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2007 (unaudited) (continued)

Cash proceeds from stock options exercised during the three-month periods ended July 31, 2007 and 2006 totaled $27,000 and $44,000, respectively.

We issue shares of common stock that are reserved for issuance under the Option Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of July 31, 2007, the total estimated unrecognized compensation cost related to non-vested stock options was $1,846,000. This cost is expected to be recognized over a weighted average vesting period of 2.85 years based on current assumptions.

Periodically, we grant stock options to non-employee consultants. The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock-based compensation expense recorded during the three months ended July 31, 2007 and 2006 associated with non-employees amounted to $14,000 and $26,000, respectively.

4.     STOCKHOLDERS’ EQUITY

On June 28, 2007, we entered into a Securities Purchase Agreement with several institutional investors whereby we sold 30,000,000 shares of our common stock in exchange for gross proceeds of $22,500,000. After deducting placement agent fees, legal fees and other costs associated with the offering, we received net proceeds of $20,859,000. The shares of common stock were issued from our shelf registration statement on Form S-3, File Number 333-139975 (“January 2007 Shelf”), which allows us to issue, in one or more offerings, shares of common stock for proceeds up to $30,000,000. As of July 31, 2007, we could raise up to $7,500,000 in remaining gross proceeds under the January 2007 Shelf.

In addition, as of July 31, 2007, an aggregate of 5,030,634 shares of common stock were available for issuance under two separate effective shelf registration statements.

As of July 31, 2007, we have reserved 21,512,814 additional shares of our common stock which may be issued under our shelf registration statements, stock option plans and outstanding warrants, excluding shares of common stock that could potentially be issued under the January 2007 Shelf, as further described in the following table:

Number of Shares Reserved
Shares of common stock reserved for issuance under two registration statements	5,030,634
Shares of common stock reserved for issuance upon exercise of outstanding options	11,716,945
Shares of common stock reserved for future option grants under our Option Plans	4,405,235
Shares of common stock reserved for issuance under outstanding warrant arrangements	360,000
Total shares of common stock reserved for issuance	21,512,814

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2007 (unaudited) (continued)

5.     WARRANTS

During the three months ended July 31, 2007, warrants to purchase 53,416 shares of our common stock were exercised for net proceeds of $45,000. As of July 31, 2007, warrants to purchase up to 360,000 shares of our common stock were issued and outstanding at a weighted average exercise price of $1.50 per share and expire in March 2008.

6.     SEGMENT REPORTING

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of targeted products for the treatment of cancer and viral infections using monoclonal antibodies. Avid is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-services basis.

The accounting policies of the operating segments are the same as those described in Notes 1 and 2. We primarily evaluate the performance of our segments based on net revenues, gross profit or loss (exclusive of research and development expenses, selling, general and administrative expenses, and interest and other income/expense) and long-lived assets. Our segment net revenues shown below are derived from transactions with external customers. Our segment gross profit or loss represents net revenues less the cost of sales. Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.

Segment information for the three-month periods is summarized as follows:

	Three Months Ended July 31,
	2007	2006
Net Revenues:
Contract manufacturing and development of biologics	$1,621,000	$398,000
Products in research and development	4,000	23,000
Total revenues, net	$1,625,000	$421,000

Gross Profit (Loss):
Contract manufacturing and development of biologics	$440,000	$(132,000)
Products in research and development	4,000	23,000
Total gross profit (loss)	444,000	(109,000)

Research and development expense	(3,624,000)	(4,041,000)
Selling, general and administrative expense	(1,708,000)	(1,641,000)
Other income, net	232,000	334,000
Net loss	$(4,656,000)	$(5,457,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2007 (unaudited) (continued)

Net revenues generated from Avid for the three-month periods were from the following customers:

	Three Months Ended July 31,
	2007	2006
Customer revenues as a % of net revenues:
United States (one customer)	79%	1%
Australia (one customer)	0%	93%
Other customers	21%	6%
Total customer revenues as a % of net revenues	100%	100%

Net revenues generated from products in research and development during the three months ended July 31, 2007 were from the amortized portion of the up-front license fee received under the August 2005 license agreement with Medarex, Inc. Net revenues generated from products in research and development during the three months ended July 31, 2006 were from the amortized portion of the up-front license fees received under the December 2002 license agreement with Schering A.G and the August 2005 license agreement with Medarex, Inc.

Long-lived assets by segment consist of the following:

	July 31, 2007	April 30, 2007
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,490,000	$1,527,000
Products in research and development	306,000	313,000
Total long-lived assets, net	$1,796,000	$1,840,000

7.     LITIGATION

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. Although we currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows, we did file or are involved with a lawsuit against Cancer Therapeutics Laboratories (“CTL”). The lawsuit alleges that CTL has breached various agreements with the Company by (i) failing to pay to the Company its contractual share of the proceeds received by CTL when it formed a joint venture with a company in China involving the Company’s technology that had been licensed to CTL pursuant to an earlier agreement (the “Agreement”), (ii) failing to procure a sublicense with the company in China prior to transferring the Company’s technology to such company in China, and (iii) failing to provide the Company with access to CTL’s books and records, as required by the Agreement. Based on early discovery, we amended the complaint on May 4, 2007 to include claims against Shanghai MediPharm and its related entities, and Alan Epstein, M.D alleging that these defendants collaborated to interfere with the Agreement by entering in to a secret economic relationship between themselves and designed not to share profits and know-how with Company in violation of the Agreement, including proprietary technologies that they developed and are required to share with Company. The Company is seeking unspecified damages and declaratory relief with respect to the termination of the Agreement with CTL, the exclusion of certain technology from the Agreement, and an accounting of all monies, data and other items that should have been paid or given to the Company under the Agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2007 (unaudited) (continued)

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

Company Overview

We are a biopharmaceutical company developing a portfolio of clinical stage and pre-clinical product candidates using monoclonal antibodies (“MAb”) for the treatment of cancer and viral diseases. We are advancing three separate clinical programs encompassing two platform technologies: Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics and Tumor Necrosis Therapy (“TNT”). Our lead Anti-PS product, bavituximab, is in separate clinical trials for the treatment of solid cancers and hepatitis C virus (“HCV”) infection. Under our TNT technology platform, our lead candidate, Cotara®, is advancing through two clinical studies for the treatment of brain cancer.

We are organized into two reportable operating segments: (i) Peregrine Pharmaceuticals, Inc. (“Peregrine”), the parent company, is engaged in the research and development of monoclonal antibody-based therapeutics and (ii) Avid Bioservices, Inc. (“Avid”), a wholly owned subsidiary, is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

The following represents a summary of our ongoing and anticipated clinical trial programs:

Product	Indication	Trial Design	Status
Bavituximab	Solid tumor cancers	Phase I repeat dose monotherapy safety study to treat up to 28 patients.	Study is open for enrollment in the U.S.
Bavituximab plus chemotherapy agents carboplatin/paclitaxel	Non-small cell lung cancer (NSCLC)	Phase II combination therapy study to treat up to 49 patients.	Submitted clinical protocol with the regulatory authorities in India. Patient enrollment is expected to initiate later this year.
Bavituximab plus chemotherapy and/or radiation therapy	Solid tumor cancers	Phase I/II and Phase II studies.	Additional clinical studies are currently being planned are expected to initiate later this year.
Cotara®	Brain cancer (glioblastoma multiforme or GBM)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.	Study is open for enrollment in the U.S.
Cotara®	Brain cancer (glioblastoma multiforme or GBM)	Phase II safety and efficacy study to treat up to 40 patients at 1st relapse.	Study is open for enrollment in India.
Bavituximab	Chronic Hepatitis C Virus (“HCV”) infection (co-infected with HIV)	Phase Ib repeat dose safety study in 24 patients.	Study is open for enrollment in the U.S.
Bavituximab	Chronic Hepatitis C Virus (“HCV”) infection	Phase Ib safety and dosing study.	Study is being planned.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2007 and 2006. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended July 31,
	2007	2006	$ Change
REVENUES:
Contract manufacturing revenue	$1,621,000	$398,000	$1,223,000
License revenue	4,000	23,000	(19,000)
Total revenues	1,625,000	421,000	1,204,000

COSTS AND EXPENSES:
Cost of contract manufacturing	1,181,000	530,000	651,000
Research and development	3,624,000	4,041,000	(417,000)
Selling, general & administrative	1,708,000	1,641,000	67,000
Total costs and expenses	6,513,000	6,212,000	301,000
LOSS FROM OPERATIONS	(4,888,000)	(5,791,000)	903,000

OTHER INCOME (EXPENSE):
Interest and other income	239,000	349,000	(110,000)
Interest and other expense	(7,000)	(15,000)	8,000
NET LOSS	$(4,656,000)	$(5,457,000)	$801,000

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues.

The increase in total revenues of $1,204,000 during the three months ended July 31, 2007 compared to the same period in the prior year was due to an increase in contract manufacturing revenue of $1,223,000 offset with a $19,000 decrease in license revenue. This increase in contract manufacturing revenue was due to an increase in services provided to unrelated entities on a fee-for-service basis associated with an increase in active projects including an increase in the number of completed manufacturing runs compared to the same three-month period in the prior year.

We expect an increase in contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under outstanding proposals. Avid is presently working on several active projects for existing clients and has submitted project proposals to various potential clients. Since the timing to initiate and complete projects from existing clients and our ability to convert outstanding proposals into new contracts and new business is at the discretion of our clients or potential clients, we cannot reasonably estimate with a high degree of likelihood our revenues for the remainder of fiscal year 2008.

Cost of Contract Manufacturing.

The increase in cost of contract manufacturing of $651,000 during the three months ended July 31, 2007 compared to the same period in the prior year was primarily related to the current quarter increase in contract manufacturing revenue. This increase was offset by the prior year write-off of unusable work-in-process inventory generated for an unrelated entity during the quarter ended July 31, 2006, combined with an estimated contract loss provision for the same unrelated entity, which amount in the aggregate totaled $208,000. We expect contract manufacturing costs to increase during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

The decrease in research and development (“R&D”) expenses of $417,000 during the three-month period ended July 31, 2007 compared to the same period in the prior year was primarily due to a net decrease in expenses associated with each of our following platform technologies under development:

Technology Platform	R&D Expenses-Quarter Ended July 31, 2007	R&D Expenses-Quarter Ended July 31, 2006	$ Change
Anti-PS Immunotherapeutics (bavituximab)	$2,294,000	$2,558,000	$(264,000)
TNT (Cotara®)	709,000	832,000	(123,000)
VTA and Anti-Angiogenesis Agents	464,000	532,000	(68,000)
VEA	157,000	119,000	38,000
Total R&D Expenses	$3,624,000	$4,041,000	$(417,000)

o
Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics (bavituximab) - The decrease in Anti-PS Immunotherapeutics program expenses of $264,000 during the three months ended July 31, 2007 compared to the same period in the prior year is primarily due to a decrease in clinical trial patient fees and related expenses combined with a decrease in manufacturing expenses. During the current quarter, we were primarily involved in designing and preparing the necessary protocols to study bavituximab in two additional clinical trials. In July 2007, we initiated a Phase Ib study using bavituximab for the treatment of hepatitis C virus infection in patients co-infected with HIV. In addition, during the same month, we submitted a Phase II clinical protocol in India to treat patients with non-small cell lung cancer (“NSCLC”) using bavituximab in combination with chemotherapy. During the prior year fiscal quarter ended July 31, 2006, clinical trial patient fees and related expenses were greater than the current quarter as we were enrolling patents in three separate Phase I clinical trials, two of which completed enrollment in fiscal year 2007.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) - The decrease in TNT program expenses of $123,000 during the three months ended July 31, 2007 compared to the same period in the prior year is primarily due to a decrease in manufacturing and related expenses as more manufacturing capacity was utilized by third-party customers. This decrease was offset by a slight increase in clinical trial expenses associated with the two Cotara® clinical trials for the treatment of brain cancer.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents - The decrease in VTA and Anti-Angiogenesis Agents program expenses of $68,000 during the three months ended July 31, 2007 compared to the same period in the prior year is primarily due to decreases in technology license fees, sponsored research fees and payroll and related expenses offset by an increase in manufacturing expenses.

o
Vasopermeation Enhancement Agents (“VEAs”) - The increase in VEA program expenses of $38,000 during the three months ended July 31, 2007 compared to the same period in the prior year is primarily due to increases in payroll and related expenses and laboratory materials associated with increased efforts to advance the pre-clinical development of our VEA program.

Looking beyond the current fiscal year, it is difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of our capital resources to fund research, development and clinical studies beyond fiscal year 2008;
•	the uncertainty of future clinical trial results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the U.S. Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;
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

We or our potential partners will need to do additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates as all of our products are in discovery, pre-clinical or clinical development. Testing, manufacturing, commercialization, advertising, promotion, exporting, and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort, and financial resources, and we cannot guarantee that any approval will be granted on a timely basis, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the United States Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, we or our potential partners may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, legal and accounting fees, stock-based compensation expense, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company.

Selling, general and administrative expenses slightly increased by $67,000 during the three months ended July 31, 2007 compared to the same period in the prior year. This increase was primarily due to increases in corporate legal fees and payroll and related expenses. Corporate legal fees increased $43,000 from $167,000 in the prior year three-month period to $210,000 in the current year three-month period. This increase was primarily related to legal fees associated with the lawsuit described in this Quarterly Report on Form 10-Q under Part II, Item 1, “Legal Proceedings”, combined with legal fees associated with licensing and other corporate matters. Payroll and related expenses remained fairly consistent with the prior year slightly, increasing $36,000 from $732,000 in the prior year three-month period to $768,000 in the current year three-month period. In addition, these current year three-month period increases were supplemented by incremental increases in investor and public relation fees and business development related travel expenses. These increases in selling, general and administrative expenses were offset with a decrease in non-cash stock-based compensation expense of $86,000 from $140,000 in the prior year three-month period to $54,000 in the current year three-month period primarily due to a $79,000 decrease in stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with SFAS No. 123R.

Interest and Other Income.

The decrease in interest and other income of $110,000 during the three months ended July 31, 2007 compared to the same period in the prior year was due to a $131,000 decrease in other income primarily associated with the sale of a trademark name in the prior year quarter ended July 31, 2006 offset with a $21,000 increase in interest income as a result of higher prevailing interest rates during the current year period compared to the prior year period.

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

Revenues associated with licensing agreements primarily consist of nonrefundable up-front license fees and milestone payments. Revenues under licensing agreements are recognized based on the performance requirements of the agreement. Nonrefundable up-front license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant licensed technology, are generally recognized as revenue upon delivery of the technology. Nonrefundable up-front license fees, whereby we have an ongoing involvement or performance obligations, are recorded as deferred revenue and recognized as revenue over the term of the performance obligation or relevant agreement. Milestone payments are generally recognized as revenue upon completion of the milestone assuming there are no other continuing obligations. Under some license agreements, the obligation period may not be contractually defined. Under these circumstances, we must exercise judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to practice the license.

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

Stock-based Compensation Expense

We currently maintain four equity compensation plans which provide for the granting of options to our employees to purchase shares of our common stock at exercise prices not less than the fair market value of our common stock at the date of grant. The granting of options are share-based payments and are subject to the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), which requires the recognition of compensation expense, using a fair value based method, for costs related to all share-based payments including grants of employee stock options. On May 1, 2006, we adopted SFAS No. 123R using the modified-prospective method and, accordingly, stock-based compensation cost recognized beginning May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified-prospective method results for prior periods are not restated.

The fair value of each option grant is estimated using the Black-Scholes option valuation model and are amortized as compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (typically 4 years). Use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. Expected volatility is based on daily historical volatility of our stock covering the estimated expected term. The expected term of options granted is based on the expected time to exercise using the “simplified” method allowable under the Security and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB No. 107”). The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our loss from operations for the three-month periods ended July 31, 2007 and 2006 included stock-based compensation expense of $183,000 and $299,000, respectively. We believe that non-cash stock-based compensation expense for the remaining nine months of fiscal year 2008 may be up to approximately $523,000 based on actual shares granted and unvested as of July 31, 2007. However, the actual expense may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of the fiscal year, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

As of July 31, 2007, the total estimated unrecognized compensation cost related to non-vested stock options was $1,846,000. This cost is expected to be recognized over a weighted average period of 2.85 years.

Allowance for Doubtful Accounts

We continually monitor our allowance for doubtful accounts for all receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.

Liquidity and Capital Resources

As of July 31, 2007, we had $30,635,000 in cash and cash equivalents on hand compared to $16,044,000 at April 30, 2007. Although we have sufficient cash on hand to meet our planned obligations through at least fiscal year 2008 based on our current projections, our development efforts are highly dependent on our ability to raise additional capital to support our future operations.

We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of years since our inception. Since inception, we have financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid. We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the three months ended July 31, 2007 and 2006 amounted to $1,621,000 and $398,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near-term revenues will be insufficient to cover total anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond fiscal year 2008.

We may raise additional capital through the sale of shares of our common stock, and as of July 31, 2007, we had approximately 5,031,000 shares available for possible future registered transactions under two separate registration statements. In addition, during January 2007, we filed a separate registration statement on Form S-3, File Number 333-139975, which allows us to issue, from time to time, in one or more offerings, shares of our common stock for remaining proceeds of up to $7,500,000. However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2007 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Cash used in operating activities is primarily driven by changes in our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the three months ended July 31, 2007, cash used in operating activities increased $1,245,000 to $6,220,000 compared to $4,975,000 for the three months ended July 31, 2006. This increase in net cash used in operating activities was primarily due to a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $1,665,000. This amount was offset by lower net loss reported in current quarter after taking into consideration non-cash operating expenses in the amount of $420,000. The decrease in our current quarter net loss was primarily due to a current quarter increase in contract manufacturing revenue combined with a decrease in research and development expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	THREE MONTHS ENDED
	July 31, 2007	July 31, 2006
Net loss, as reported	$(4,656,000)	$(5,457,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization
Stock-based compensation and common stock issued under stock bonus plan
Amortization of expenses paid in shares of common stock
	119,000 197,000 -	115,000 373,000 209,000
Net cash used in operating activities before changes in operating assets and liabilities	$(4,340,000)	$(4,760,000)
Net change in operating assets and liabilities	$(1,880,000)	$(215,000)
Net cash used in operating activities	$(6,220,000)	$(4,975,000)

Cash Used In Investing Activities. Net cash used in investing activities decreased $42,000 to $4,000 for the three months ended July 31, 2007 compared to net cash used of $46,000 for the three months ended July 31, 2006. This decrease was primarily due to the reclassification of a $67,000 security deposit from other long-term assets to other current assets during the quarter ended July 31, 2007 as such deposit becomes due and payable to us within the next twelve months. The decrease in net cash used in investing activities was offset by a $29,000 increase in property acquisitions.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $4,476,000 to $20,815,000 for the three months ended July 31, 2007 compared to net cash provided of $16,339,000 for the three months ended July 31, 2006. Cash provided by financing activities during the three months ended July 31, 2007 was due to proceeds received under a security purchase agreement whereby we sold and issued a total of 30,000,000 shares of our common stock in exchange for net proceeds of $20,859,000, which was supplemented with net proceeds of $72,000 from the exercise of stock options and warrants. Cash provided by financing activities during the three months ended July 31, 2006 was due to net proceeds received from the sale of our common stock under a security purchase agreement in the amount of $12,970,000 supplemented with net proceeds of $3,478,000 from the exercise of stock options and warrants.

Commitments

At July 31, 2007, we had no material capital commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at July 31, 2007, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2007, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2007.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended July 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On January 12, 2007, we filed a complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”). The lawsuit alleges that CTL has breached various agreements with the Company by (i) failing to pay to the Company its contractual share of the proceeds received by CTL when it formed a joint venture with a company in China involving the Company’s technology that had been licensed to CTL pursuant to an earlier agreement (the “Agreement”), (ii) failing to procure a sublicense with the company in China prior to transferring the Company’s technology to such company in China, and (iii) failing to provide the Company with access to CTL’s books and records, as required by the Agreement. Based on early discovery, we amended the complaint on May 4, 2007 to include claims against Shanghai MediPharm and its related entities, and Alan Epstein, M.D alleging that these defendants collaborated to interfere with the Agreement by entering in to a secret economic relationship between themselves and designed not to share profits and know-how with Company in violation of the Agreement, including proprietary technologies that they developed and are required to share with Company. The Company is seeking unspecified damages and declaratory relief with respect to the termination of the Agreement with CTL, the exclusion of certain technology from the Agreement, and an accounting of all monies, data and other items that should have been paid or given to the Company under the Agreement.

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

ITEM 1A.    RISK FACTORS

The following risk factors below update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

If We Cannot Obtain Additional Funding, Our Product Development And Commercialization Efforts May Be Reduced Or Discontinued And We May Not Be Able To Continue Operations.

At July 31, 2007, we had approximately $30.6 million in cash and cash equivalents. We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the three months ended July 31, 2007 and 2006 amounted to $1,621,000 and $398,000, respectively. We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover total anticipated cash flows used in operations. In addition, revenues from the sale and/or licensing of our products under development are always uncertain. Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond fiscal year 2008.

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

We plan to obtain any necessary funding to support the costs of our clinical and pre-clinical programs through one or more methods including either equity or debt financing and/or negotiating additional licensing or collaboration agreements for our technology platforms. As of July 31, 2007, we had an aggregate of approximately 5,031,000 shares available under our existing Form S-3 registration statements for possible future registered transactions. In addition, during January 2007, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, which allows us to issue, from time to time, in one or more offerings, shares of our common stock for remaining proceeds of up to $7,500,000. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. However, there can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred during the past three fiscal years and during the three months ended July 31, 2007:

Net Loss
Three months ended July 31, 2007 (unaudited)	$4,656,000
Fiscal Year 2007	$20,796,000
Fiscal Year 2006	$17,061,000
Fiscal Year 2005	$15,452,000

As of July 31, 2007, we had an accumulated deficit of $212,316,000. While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of July 31, 2007, we had approximately 226,211,000 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to approximately 21,513,000 additional shares of our common stock that are reserved for future issuance under our shelf registration statements, stock option plans and for outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved for issuance under two effective shelf registration statements	5,030,634
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants under our stock incentive plans	16,122,180
Common shares issuable upon exercise of outstanding warrants	360,000
Total	21,512,814

In addition, the above table does not include shares of common stock that we could issue under the registration statement we filed during January 2007 on Form S-3, File Number 333-139975, which allows us to issue, from time to time, in one or more offerings, shares of our common stock for remaining proceeds of up to $7,500,000.

Of the total warrants and options outstanding as of July 31, 2007, approximately 1,512,000 options would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at July 31, 2007.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2007, and our fiscal quarter ended July 31, 2007:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2008
Quarter Ended July 31, 2007	$1.40	$0.72	21,653	237
Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86	6,214	408
Quarter Ended January 31, 2007	$1.39	$1.09	4,299	203
Quarter Ended October 31, 2006	$1.48	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178
Fiscal Year 2005
Quarter Ended April 30, 2005	$1.64	$1.11	5,945	223
Quarter Ended January 31, 2005	$1.45	$0.99	6,128	160
Quarter Ended October 31, 2004	$1.96	$0.95	2,141	148
Quarter Ended July 31, 2004	$1.92	$0.88	1,749	131

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On July 25, 2007, we received a deficiency notice from The Nasdaq Stock Market notifying us that we had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as set forth above. According to the Nasdaq notice, we are automatically afforded an initial “compliance period” of 180 calendar days, or until January 22, 2008, to regain compliance with this requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for 10 consecutive business days. If we are still not in compliance with the minimum closing bid price requirement after the initial 180 calendar day period but we are in compliance with all initial listing requirements other than the bid requirement, we will be afforded an additional "compliance period" of 180 calendar days within which to regain compliance. If we fail to regain compliance with the minimum closing bid price requirement or fail to comply with any other The Nasdaq Capital Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

Although we currently meet all other Nasdaq listing requirements, we cannot guarantee that we will be able to regain compliance with the minimum closing bid price requirement within the required compliance period. The market price of our common stock has generally been highly volatile.

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

Clinical Trials Required For Our Product Candidates Are Expensive And Time Consuming, And Their Outcome Is Uncertain.

In order to obtain FDA approval to market a new drug product, we or our potential partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our potential partners will have to conduct extensive pre-clinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting pre-clinical or clinical trials may cause us to incur additional operating expenses. Moreover, we may continue to be affected by delays associated with the pre-clinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities imposed protocol requirements;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
•	the need or desire to modify our manufacturing processes;
•	the inability to adequately observe patients after treatment;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues;
•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

If We Cannot License Or Sell Cotara®, It May Be Delayed Or Never Be Further Developed.

We have completed Phase I and Phase I/II studies with Cotara® for the treatment of brain cancer. In addition, we are currently conducting a dose confirmation and dosimetry clinical trial in patients with recurrent glioblastoma multiforme (“GBM”) in the U.S. In June 2007, we opened enrollment in a Phase II safety and efficacy study in India using a single administration of the drug through an optimized delivery method.  Taken together, the current U.S. study along with data collected from the Phase II safety and efficacy study in India should provide the safety, dosimetry and efficacy data that will support the final design of the larger Phase III study. Once we complete these two Cotara® studies for the treatment of GBM, substantial financial resources will be needed to complete the final part of the trial and any additional supportive clinical studies necessary for potential product approval. We do not presently have the financial resources internally to complete the larger Phase III study. We therefore intend to continue to seek a licensing or funding partner for Cotara®, and hope that the data from the U.S. and the Phase II study in India will enhance our opportunities of finding such partner. If a partner is not found for this technology, we may not be able to advance the project past its current state of development. Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based oncology drug, we may not find a suitable partnering candidate for Cotara®. We also cannot assure you that we will be able to find a suitable licensing partner for this technology. Furthermore, we cannot assure you that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

Our Dependency On Our Radiolabeling Suppliers May Negatively Impact Our Ability To Complete Clinical Trials And Market Our Products.

We have procured our antibody radioactive isotope combination services (“radiolabeling”) for Cotara® with Iso-tex Diagnostics, Inc. for all U.S. clinical trials and with the Board of Radiation & Isotope Technology (“BRIT”) for our Phase II study in India. If either of these suppliers is unable to continue to qualify its respective facility or radiolabel and supply our antibody in a timely manner, our current clinical trials using radiolabeling technology could be adversely affected and significantly delayed. While there are other suppliers for radioactive isotope combination services in the U.S., our clinical trial would be delayed for up to twelve to eighteen months because it may take that amount of time to certify a new facility under current Good Manufacturing Practices and qualify the product, plus we would incur significant costs to transfer our technology to another vendor. In addition, the number of companies in India that could perform these radiolabeling services is very limited. Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services. An antibody that has been combined with a radioactive isotope, such as Iodine-131, cannot be stored for long periods of time, as it must be used within one week of being radiolabeled to be effective. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials conducted by us or a potential licensing partner.

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

We may also encounter problems with the following:

•	production yields;
•	quality control and quality assurance;
•	shortages of qualified personnel;
•	compliance with FDA or other regulatory authorities regulations, including the demonstration of purity and potency;
•	changes in FDA or other regulatory authorities requirements;
•	production costs; and/or
•	development of advanced manufacturing techniques and process controls.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could have a material adverse effect on our business and our financial results.

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

We are conducting the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent brain cancer. We also recently opened enrollment in a Phase II study in India using Cotara® to treat up to 40 patients for the treatment of recurrent brain cancer. Existing treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from MGI Pharma, Inc. and Temodar® (temozolomide) from Schering-Plough Corporation. Gliadel® is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time. Temodar® is administered orally to patients with brain cancer.

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

Bavituximab for the treatment of advanced solid cancers is currently in a Phase I clinical trial in the U.S. In addition, in July 2007, we filed a Phase II protocol in India to treat patients with non-small cell lung cancer in combination with chemotherapy. There are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® and Herceptin® by Biogen Idec Inc. and Genentech, Inc., and Vectibix™ by Amgen. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we have completed Phase Ia single-dose and Phase Ib multiple dose clinical trials evaluating bavituximab for the treatment of HCV. In addition, we recently initiated a Phase I study in HCV patients co-infected with HIV over a longer dosing period. Bavituximab is a first-in-class approach for the treatment of HCV. We are aware of no other products in development targeting phosphatidylserine as a potential therapy for HCV. There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough Corporation, and Pegasys® (pegylated interferon-alpha-2a), Copegus® (ribavirin USP) and Roferon-A® (interferon-alpha-2a), which are marketed by Roche Pharmaceuticals, and Infergen® (interferon alfacon-1) now marketed by Valeant Pharmaceuticals International. First line treatment for HCV has changed little since alpha interferon was first introduced in 1991. The current standard of care for HCV includes a combination of an alpha interferon (pegylated or non-pegylated) with ribavirin. This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression. It is not uncommon for patients to discontinue alpha interferon therapy because they are unable to tolerate the side effects of the treatment.

Future treatments for HCV are likely to include a combination of these existing products used as adjuncts with products now in development. Later-stage developmental treatments include improvements to existing therapies, such as Albuferon™ (albumin interferon) from Human Genome Sciences, Inc. and Viramidine™ (taribavirin), a prodrug analog of ribavirin being developed by Valeant Pharmaceuticals International. Other developmental approaches include, but are not limited to, protease inhibitors such as telaprevir from Vertex Pharmaceuticals Incorporated and SCH7 from Schering-Plough Corporation.

New And Potential New Accounting Pronouncements May Impact Our Future Financial Position And Results Of Operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS No. 123R”), which we adopted May 1, 2006, as discussed in Note 3, “Stock-Based Compensation,” in the notes to the condensed consolidated financial statements. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB No. 25”), and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options. Our adoption of SFAS No. 123R is expected to materially impact our financial position and results of operations for future periods. During the quarter ended July 31, 2007, our loss from operations included non-cash stock-based compensation expense of $183,000 related to the adoption of SFAS No. 123R. In addition, we believe that non-cash stock-based compensation expense for the remainder of fiscal year 2007 may be up to approximately $523,000 based on actual shares granted and unvested as of July 31, 2007. However, the actual share-based compensation expense recorded during the remainder of fiscal year 2008 may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of fiscal year 2008, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk free interest rates. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business, which may also adversely affect our stock price.

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

PEREGRINE PHARMACEUTICALS, INC.

Date: September 7, 2007	By:	/s/ STEVEN W. KING
Steven W. King President and Chief Executive Officer, Director

Date: September 7, 2007	By:	/s/ PAUL J. LYTLE
Paul J. Lytle Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)