Form 10-Q
period 2007-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2007-12-10
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 7, 2007
Common Stock, $0.001 par value per share	226,210,617 shares

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc

PART I - FINANCIAL INFORMATION

ITEM 1.                          CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2007	APRIL 30, 2007
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,138,000	$16,044,000
Trade and other receivables	1,029,000	750,000
Inventories, net	2,500,000	1,916,000
Prepaid expenses and other current assets	1,484,000	1,188,000

Total current assets	31,151,000	19,898,000

PROPERTY:
Leasehold improvements	656,000	646,000
Laboratory equipment	3,687,000	3,533,000
Furniture, fixtures and office equipment	905,000	873,000

	5,248,000	5,052,000
Less accumulated depreciation and amortization	(3,447,000)	(3,212,000)

Property, net	1,801,000	1,840,000

Other assets	1,493,000	1,259,000

TOTAL ASSETS	$34,445,000	$22,997,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	OCTOBER 31, 2007	APRIL 30, 2007
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,455,000	$1,683,000
Accrued clinical trial site fees	242,000	228,000
Accrued legal and accounting fees	277,000	392,000
Accrued royalties and license fees	189,000	337,000
Accrued payroll and related costs	972,000	874,000
Notes payable, current portion	231,000	379,000
Capital lease obligation, current portion	17,000	17,000
Deferred revenue	1,338,000	1,060,000
Other current liabilities	1,207,000	885,000

Total current liabilities	6,928,000	5,855,000

Notes payable, less current portion	42,000	119,000
Capital lease obligation, less current portion	22,000	30,000
Deferred license revenue	-	4,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$.001 par value; authorized 325,000,000 shares; outstanding – 226,210,617 and 196,112,201, respectively	226,000	196,000
Additional paid-in capital	245,750,000	224,453,000
Accumulated deficit	(218,523,000)	(207,660,000)

Total stockholders' equity	27,453,000	16,989,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,445,000	$22,997,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$1,863,000	$636,000	$3,484,000	$1,034,000
License revenue	29,000	48,000	33,000	71,000
Total revenues	1,892,000	684,000	3,517,000	1,105,000

COSTS AND EXPENSES:
Cost of contract manufacturing	1,402,000	494,000	2,583,000	1,024,000
Research and development	5,100,000	3,920,000	8,724,000	7,961,000
Selling, general and administrative	1,943,000	1,670,000	3,651,000	3,311,000

Total costs and expenses	8,445,000	6,084,000	14,958,000	12,296,000

LOSS FROM OPERATIONS	(6,553,000)	(5,400,000)	(11,441,000)	(11,191,000)

OTHER INCOME (EXPENSE):
Interest and other income	353,000	339,000	592,000	688,000
Interest and other expense	(7,000)	(9,000)	(14,000)	(24,000)

NET LOSS	$(6,207,000)	$(5,070,000)	$(10,863,000)	$(10,527,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	226,210,617	193,793,766	216,141,092	188,950,924

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)	$(0.05)	$(0.06)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31,
	2007	2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,863,000)	$(10,527,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,000	233,000
Stock-based compensation and issuance of common stock under stock bonus plan	395,000	970,000
Amortization of expenses paid in shares of common stock	-	309,000
Changes in operating assets and liabilities:
Trade and other receivables	(279,000)	(222,000)
Inventories	(584,000)	(1,014,000)
Prepaid expenses and other current assets	(296,000)	(166,000)
Accounts payable	772,000	(140,000)
Accrued clinical trial site fees	14,000	145,000
Deferred revenue	274,000	816,000
Accrued payroll and related costs	98,000	12,000
Other accrued expenses and current liabilities	59,000	(588,000)

Net cash used in operating activities	(10,176,000)	(10,172,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(195,000)	(57,000)
Increase in other assets	(234,000)	-

Net cash used in investing activities	(429,000)	(57,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,641,000 and $46,000, respectively	20,932,000	16,659,000
Principal payments on notes payable and capital lease	(233,000)	(218,000)
Net cash provided by financing activities	20,699,000	16,441,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,094,000	6,212,000

CASH AND CASH EQUIVALENTS, beginning of period	16,044,000	17,182,000

CASH AND CASH EQUIVALENTS, end of period	$26,138,000	$23,394,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 (unaudited)

1.             BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (“Peregrine”), a biopharmaceutical company developing a portfolio of clinical stage and pre-clinical product candidates using monoclonal antibodies (“MAb”) for the treatment of cancer and viral diseases, and its wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”), a biomanufacturing company engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis (collectively, the “Company”).  All intercompany balances and transactions have been eliminated.

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at October 31, 2007, and the condensed consolidated results of our operations and condensed consolidated cash flows for the three and six-month periods ended October 31, 2007 and 2006.  We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted.  Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2007.  Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

At October 31, 2007, we had $26,138,000 in cash and cash equivalents.  We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of years since our inception.  Since inception, we have financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid.  We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the six months ended October 31, 2007 and 2006 amounted to $3,484,000 and $1,034,000, respectively.  We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover our anticipated consolidated cash flows used in operations.  Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.

We may raise additional capital through the sale of shares of our common stock to fund our research, development, and clinical testing of our product candidates.  We have approximately 5,031,000 shares available for possible future registered transactions under two separate registration statements.  In addition, during January 2007, we filed a separate registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.  However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 (unaudited) (continued)

In addition to financing our operations through the sale of shares of common stock, we are actively exploring various other sources of capital by leveraging our many assets including our intellectual property portfolio.  Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts.  We will continue to explore ways to leverage our broad intellectual property portfolio in addition to pursuing potential licensing and partnering collaborations for our products in clinical and pre-clinical development.  In addition, we have recently been approached by outside companies interested in a possible transaction related to our wholly owned subsidiary, Avid Bioservices, Inc.  In this regard, we have only initially begun to explore strategic alternatives for Avid as a means of raising additional capital.  We have not classified the related assets as held for sale in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, since we are strictly exploring the possibility of a partnering or sale arrangement and the partnering or sale of the asset is not currently probable under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.  At October 31, 2007, we had $26,138,000 in cash and cash equivalents, which we currently believe is sufficient capital to maintain our operations through at least September 2008 based on our current projections.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories – Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid.  Inventories consist of the following at October 31, 2007 and April 30, 2007:

	October 31, 2007	April 30, 2007
Raw materials, net	$1,230,000	$810,000
Work-in-process	1,270,000	1,106,000
Total inventories, net	$2,500,000	$1,916,000

Comprehensive Loss– Comprehensive loss is equal to net loss for all periods presented.

Income taxes– In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, tax positions are recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 (unaudited) (continued)

We adopted FIN No. 48 on May 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on our consolidated financial statements.  In addition, there are no unrecognized tax benefits included in our consolidated balance sheet that would, if recognized, affect our effective tax rate.

It is our policy to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statement of operations.  We did not recognize interest or penalties related to income taxes during the three and six months ended October 31, 2007 and 2006, and we did not accrue for interest or penalties as of October 31, 2007 or April 30, 2007.

We are primarily subject to U.S. federal and California state jurisdictions.  To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

At April 30, 2007, we had total deferred tax assets of $59.4 million.  The deferred tax assets are primarily comprised of federal and state tax net operating loss (“NOL”) carryforwards.  Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our total deferred tax assets.  Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  We have not yet determined whether such an ownership change has occurred, however we plan to complete an analysis regarding the limitation of the NOL carryforwards.  Therefore, it is possible that a portion of these deferred tax assets may be limited in their use after this study is completed.  If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

Basic and Dilutive Net Loss Per Common Share – Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and six months ended October 31, 2007 and 2006.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 586,110 and 740,421 shares of common stock for the three and six months ended October 31, 2007, respectively, and 1,801,130 and 3,204,557 shares of common stock for the three and six months ended October 31, 2006, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants to purchase up to 10,601,888 and 10,428,091 shares of common stock for the three and six months ended October 31, 2007, respectively, and 7,364,621 and 6,770,174 shares of common stock for the three and six months ended October 31, 2006, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 (unaudited) (continued)

Recent Accounting Pronouncements– In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than May 1, 2008.   Our adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities– Including an amendment of FASB statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  If the fair value method is selected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date.  The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than May 1, 2008. Our adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 (unaudited) (continued)

Our net loss for the three and six-month periods ended October 31, 2007 and 2006, increased as a result of the application of SFAS No. 123R, which costs are included in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Research and development	$140,000	$177,000	$269,000	$343,000
Selling, general and administrative	58,000	133,000	112,000	266,000
Total	$198,000	$310,000	$381,000	$609,000

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Risk-free interest rate	4.31%	4.88%	4.45%	4.94%
Expected life (in years)	6.25	6.25	6.10	6.25
Expected volatility	88%	99%	87%	100%
Expected dividend yield	-	-	-	-

As of October 31, 2007, options to purchase up to 11,913,145 shares of our common stock were issued and outstanding under the Option Plans with a weighted average exercise price of $1.49 per share, and will expire at various dates through October 30, 2017.  Options to purchase up to 4,154,990 shares of common stock were available for future grant under the Option Plans as of October 31, 2007.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 (unaudited) (continued)

The following summarizes all stock option transaction activity for the six months ended October 31, 2007:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, May 1, 2007	11,537,946	$1.54
Granted	866,040	$0.76
Exercised	(45,000)	$0.60
Canceled or expired	(445,841)	$1.42
Outstanding, October 31, 2007	11,913,145	$1.49	5.57	$312,000

Exercisable and expected to vest	11,676,834	$1.49	5.51	$312,000
Exercisable, October 31, 2007	9,445,048	$1.58	4.85	$311,000

The weighted-average grant date fair value of options granted during the six-month periods ended October 31, 2007 and 2006 was $0.58 per share and $1.15 per share, respectively.  The aggregate intrinsic value of options exercised during the six-month periods ended October 31, 2007 and 2006 was $19,000 and $23,000, respectively.

Cash proceeds from stock options exercised during the six-month periods ended October 31, 2007 and 2006 totaled $27,000 and $53,000, respectively.

We issue shares of common stock that are reserved for issuance under the Option Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of October 31, 2007, the total estimated unrecognized compensation cost related to non-vested stock options was $1,777,000.  This cost is expected to be recognized over a weighted average vesting period of 2.86 years based on current assumptions.

Periodically, we grant stock options to non-employee consultants.  The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Stock-based compensation expense recorded during the three and six months ended October 31, 2007 associated with non-employees amounted to nil and $14,000, respectively. Stock-based compensation expense recorded during the three and six months ended October 31, 2006 associated with non-employees amounted to $26,000 and $52,000, respectively.

4.             STOCKHOLDERS’ EQUITY

On October 22, 2007, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 250,000,000 to 325,000,000.  In November, we filed an amendment to our Certificate of Incorporation with the Secretary of State of Delaware which effected the foregoing increase.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 (unaudited) (continued)

On June 28, 2007, we entered into a Securities Purchase Agreement with several institutional investors whereby we sold 30,000,000 shares of our common stock in exchange for gross proceeds of $22,500,000.  After deducting placement agent fees, legal fees and other costs associated with the offering, we received net proceeds of $20,859,000.  The shares of common stock were issued from our shelf registration statement on Form S-3, File Number 333-139975 (“January 2007 Shelf”), which allows us to issue, in one or more offerings, shares of common stock for proceeds up to $30,000,000.  As of October 31, 2007, we could raise up to $7,500,000 in remaining gross proceeds under the January 2007 Shelf.

In addition, as of October 31, 2007, an aggregate of 5,030,634 shares of common stock were available for issuance under two separate effective shelf registration statements.

As of October 31, 2007, we have reserved 21,458,769 additional shares of our common stock which may be issued under our shelf registration statements, stock option plans and outstanding warrants, excluding shares of common stock that could potentially be issued under the January 2007 Shelf, as further described in the following table:

Number of Shares Reserved
Shares of common stock reserved for issuance under two registration statements	5,030,634
Shares of common stock reserved for issuance upon exercise of outstanding options	11,913,145
Shares of common stock reserved for future option grants under our Option Plans	4,154,990
Shares of common stock reserved for issuance under outstanding warrant arrangements	360,000
Total shares of common stock reserved for issuance	21,458,769

5.            WARRANTS

During the six months ended October 31, 2007, warrants to purchase 53,416 shares of our common stock were exercised for net proceeds of $46,000.  As of October 31, 2007, warrants to purchase up to 360,000 shares of our common stock were issued and outstanding at a weighted average exercise price of $1.50 per share and will expire in March 2008 if unexercised.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 (unaudited) (continued)

Segment information for the three-month periods is summarized as follows:

	Three Months Ended October 31,
	2007	2006
Net Revenues:
Contract manufacturing and development of biologics	$1,863,000	$636,000
Products in research and development	29,000	48,000
Total revenues, net	$1,892,000	$684,000

Gross Profit:
Contract manufacturing and development of biologics	$461,000	$142,000
Products in research and development	29,000	48,000
Total gross profit	490,000	190,000

Research and development expense	(5,100,000)	(3,920,000)
Selling, general and administrative expense	(1,943,000)	(1,670,000)
Other income, net	346,000	330,000
Net loss	$(6,207,000)	$(5,070,000)

Net revenues generated from Avid for the three-month periods were from the following customers:

	Three Months Ended October 31,
	2007	2006
Customer revenues as a % of net revenues:
United States (customer A)	89%	6%
United States (customer B)	0%	17%
Australia (one customer)	3%	19%
China (one customer)	0%	55%
Other customers	8%	3%
Total customer revenues as a % of net revenues	100%	100%

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 (unaudited) (continued)

Segment information for the six-month periods is summarized as follows:

	Six Months Ended October 31,
	2007	2006
Net Revenues:
Contract manufacturing and development of biologics	$3,484,000	$1,034,000
Products in research and development	33,000	71,000
Total revenues, net	$3,517,000	$1,105,000

Gross Profit:
Contract manufacturing and development of biologics	$901,000	$10,000
Products in research and development	33,000	71,000
Total gross profit	934,000	81,000

Research and development expense	(8,724,000)	(7,961,000)
Selling, general and administrative expense	(3,651,000)	(3,311,000)
Other income, net	578,000	664,000
Net loss	$(10,863,000)	$(10,527,000)

Net revenues generated from Avid for the six-month periods were from the following customers:

	Six Months Ended October 31,
	2007	2006
Customer revenues as a % of net revenues:
United States (customer A)	84%	4%
United States (customer B)	4%	11%
Australia (one customer)	1%	48%
China (one customer)	0%	34%
Other customers	11%	3%
Total customer revenues as a % of net revenues	100%	100%

Net revenues generated from products in research and development during the three and six months ended October 31, 2007 were from an annual license fee and the amortized portion of the up-front license fee received under the August 2005 license agreement with Medarex, Inc.  In September 2007, Medarex terminated the August 2005 license agreement and discontinued its internal research program covering our intellectual property under the agreement.  Net revenues generated from products in research and development during the three and six months ended October 31, 2006 were from the amortized portion of the up-front license fees received under the December 2002 license agreement with Schering A.G and the August 2005 license agreement with Medarex, Inc., combined with an annual license fee received under the August 2005 license agreement with Medarex, Inc.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 (unaudited) (continued)

Long-lived assets by segment consist of the following:

	October 31, 2007	April 30, 2007
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,501,000	$1,527,000
Products in research and development	300,000	313,000
Total long-lived assets, net	$1,801,000	$1,840,000

                7.            LITIGATION

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  Although we currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows, we did file or are involved with a lawsuit against Cancer Therapeutics Laboratories (“CTL”).  The lawsuit alleges that CTL has breached various agreements with the Company by (i) failing to pay to the Company its contractual share of the proceeds received by CTL when it formed a joint venture with a company in China involving the Company’s technology that had been licensed to CTL pursuant to an earlier agreement (the “Agreement”), (ii) failing to procure a sublicense with the company in China prior to transferring the Company’s technology to such company in China, and (iii) failing to provide the Company with access to CTL’s books and records, as required by the Agreement.  Based on early discovery, we amended the complaint on May 4, 2007 to include claims against Shanghai MediPharm and its related entities, and Alan Epstein, M.D alleging that these defendants collaborated to interfere with the Agreement by entering into an economic relationship between themselves and designed not to share profits and know-how with the Company in violation of the Agreement, including proprietary technologies that they developed and are required to share with the Company.  The Company is seeking unspecified damages and declaratory relief with respect to the termination of the Agreement with CTL, the exclusion of certain technology from the Agreement, and an accounting of all monies, data and other items that should have been paid or given to the Company under the Agreement.

On March 28, 2007, CTL filed a cross-complaint, which they amended on May 30, 2007, alleging that the Company breached the Agreement, improperly terminated the Agreement, is interfering with CTL’s agreements with various MediPharm entities and is double-licensing the technology licensed to CTL to another party.  CTL’s cross-complaint, which seeks $20 million in damages, is in part predicated on the existence of a sublicense agreement between CTL and MediPharm.  While we are objecting to the cross-complaint on several grounds, we are challenging the cross-complaint on the basis that not only did CTL fail to allege an agreement with which the Company interfered, they have been unable to produce the alleged sublicense agreement with MediPharm despite our repeated demands.

The discovery phase on the aforementioned cases is ongoing.  Until we complete the initial discovery phase and our objections are considered, we cannot estimate the magnitude of the claims of the parties against each other or probable outcome of the litigation.

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

The following represents a summary of our clinical trials and the status of each clinical trial:
Product	Indication	Trial Design	Status
Bavituximab	Solid tumors	Phase I repeat dose monotherapy safety study to treat up to 28 patients.	Study is open for enrollment in the U.S.
Bavituximab plus chemotherapy agent docetaxel	Metastatic breast cancer	Phase II combination therapy study to treat up to 46 patients.	Clinical protocol approved by regulatory authorities in the Republic of Georgia. Patient enrollment is expected to initiate by early 2008.
Bavituximab plus chemotherapy agents carboplatin/paclitaxel	Metastatic breast cancer	Phase II combination therapy study to treat up to 46 patients.	Clinical protocol submitted with the regulatory authorities in India. We are awaiting regulatory clearance to initiate the clinical trial.
Bavituximab plus chemotherapy agents carboplatin/paclitaxel	Non-small cell lung cancer (NSCLC)	Phase II combination therapy study to treat up to 49 patients.	Clinical protocol submitted with the regulatory authorities in India. We are awaiting regulatory clearance to initiate the clinical trial.
Cotara®	Brain cancer (glioblastoma multiforme or GBM)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.	Study is open for enrollment in the U.S.
Cotara®	Brain cancer (glioblastoma multiforme or GBM)	Phase II safety and efficacy study to treat up to 40 patients at 1st relapse.	Study is open for enrollment in India.
Bavituximab	Chronic Hepatitis C Virus (“HCV”) infection (co-infected with HIV)	Phase Ib repeat dose safety study in 24 patients.	Study is open for enrollment in the U.S.

In addition, Avid Bioservices, Inc. (“Avid”), our wholly owned subsidiary, is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2007 and 2006.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2007	2006	$ Change	2007	2006	$ Change
	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing revenue	$1,863	$636	$1,227	$3,484	$1,034	$2,450
License revenue	29	48	(19)	33	71	(38)
Total revenues	1,892	684	1,208	3,517	1,105	2,412

COST AND EXPENSES:
Cost of contract manufacturing	1,402	494	908	2,583	1,024	1,559
Research and development	5,100	3,920	1,180	8,724	7,961	763
Selling, general and administrative	1,943	1,670	273	3,651	3,311	340

Total cost and expenses	8,445	6,084	2,361	14,958	12,296	2,662

LOSS FROM OPERATIONS	(6,553)	(5,400)	(1,153)	(11,441)	(11,191)	(250)

OTHER INCOME (EXPENSE):
Interest and other income	353	339	14	592	688	(96)
Interest and other expense	(7)	(9)	2	(14)	(24)	10

NET LOSS	$(6,207)	$(5,070)	$(1,137)	$(10,863)	$(10,527)	$(336)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues.

Three and Six Months:  The increases in total revenues of $1,208,000 and $2,412,000 during the three and six months ended October 31, 2007, respectively, compared to the same periods in the prior year were primarily due to an increases in contract manufacturing revenue of $1,227,000 and $2,450,000, respectively.  These increases in contract manufacturing revenue were due to an increase in services provided to unrelated entities on a fee-for-service basis associated with an increase in active projects including an increase in the number of completed manufacturing runs compared to the same three and six-month periods in the prior year.

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

Cost of Contract Manufacturing.

Three and Six Months:  The increases in cost of contract manufacturing of $908,000 and $1,559,000 during the three and six months ended October 31, 2007, respectively, compared to the same periods in the prior year were primarily related to the three and six-month period increases in contract manufacturing revenue.  These increases were offset by the prior year write-off of unusable work-in-process inventory and estimated contract loss provisions associated with two unrelated entities during the three and six months ended October 31, 2006, which amounts in the aggregate totaled $204,000 and $412,000, respectively.  We expect contract manufacturing costs to continue during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three and Six Months:  The increase in research and development (“R&D”) expenses of $1,180,000 and $763,000 during the three and six months ended October 31, 2007, respectively, compared to the same periods in the prior year were primarily due to increases in expenses associated with each of our following platform technologies under development:

	R&D Expenses – Three Months Ended October 31,			R&D Expenses – Six Months Ended October 31,
	2007	2006	$ Change	2007	2006	$ Change
	(in thousands)			(in thousands)
Technology Platform:
Anti-PS Immunotherapeutics (bavituximab)	$2,920	$2,549	$371	$5,214	$5,107	$107
TNT (Cotara®)	969	696	273	1,678	1,528	150
VTA and Anti-Angiogenesis Agents	1,035	512	523	1,499	1,044	455
VEA	176	163	13	333	282	51
Total R&D Expenses	$5,100	$3,920	$1,180	$8,724	$7,961	$763

o
Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics (bavituximab) – The increases in Anti-PS Immunotherapeutics program expenses of $371,000 and $107,000 during the three and six months ended October 31, 2007, respectively, compared to the same periods in the prior year are primarily due to increases in manufacturing expenses to support the current Phase I studies using bavituximab to treat patients with solid cancers and the Hepatitis C Virus infection and to support the initiation of our anticipated Phase II clinical studies using bavituximab for the treatment of various solid cancers in combination with chemotherapy.  During the current fiscal year, we submitted two separate Phase II clinical protocols in India, one to treat patients with non-small cell lung cancer (“NSCLC”) and one to treat patients with metastatic breast cancer in combination with chemotherapy.  In addition, during October 2007, we submitted a separate Phase II clinical protocol in the Republic of Georgia to treat patients with metastatic breast cancer in combination with chemotherapy, which was approved in November 2007.  The foregoing expenses were further supplemented by increases in pre-clinical development expenses to support the possible expansion of bavituximab to treat other viral infections.  These increases in Anti-PS program expenses were offset by decreases in clinical trial patient fees and related expenses due to the timing of initiating new studies.  The decreases in clinical trial related expenses were further supplemented by decreases in non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R and non-cash expenses associated with shares of common stock earned by employees under a stock bonus plan, which expired in the prior fiscal year.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) – The increases in TNT program expenses of $273,000 and $150,000 during the three and six months ended October 31, 2007, respectively, compared to the same periods in the prior year are primarily due to increases in clinical trial patient fees and related expenses associated with the two ongoing Cotara® clinical trials for the treatment of brain cancer.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents – The increases in VTA and Anti-Angiogenesis Agents program expenses of $523,000 and $455,000 during the three and six months ended October 31, 2007, respectively, compared to the same periods in the prior year are primarily due to increases in manufacturing expenses associated with manufacturing our clinical candidate to support the advancement of our anti-angiogenesis program.  These increases in manufacturing expenses were offset by decreases in technology license fees and sponsored research fees associated with our VTA program.

o
Vasopermeation Enhancement Agents (“VEAs”) – The increase in VEA program expenses of $13,000 and $51,000 during the three and six months ended October 31, 2007, respectively, compared to the same periods in the prior year are primarily due to increases in payroll and related expenses and outside research studies associated with our efforts to advance the pre-clinical development of our VEA program.

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

Three and Six Months:  The increases in selling, general and administrative expenses of $273,000 and $340,000 during the three and six months ended October 31, 2007, respectively, compared to the same periods in the prior year are primarily due to increases in payroll and related expenses, corporate legal fees, and travel and related expenses.  Payroll and related expenses increased $242,000 and $278,000 during the current year three and six-month periods, respectively, primarily due to an increase in headcount to support increased operations combined with an increase in consulting fees primarily associated with the expansion of our business development activities.  Corporate legal fees increased $136,000 and $177,000 during the current year three and six-month periods, respectively, primarily related to legal fees associated with the lawsuit described in this Quarterly Report on Form 10-Q under Part II, Item 1, “Legal Proceedings”, combined with legal fees associated with other corporate matters.  Travel and related expenses increased $48,000 and $74,000 during the current year three and six-month periods, respectively, primarily due to increased business development efforts in the U.S., Europe and Asia and increased participation in corporate and investor relation activities.  In addition, these current year three and six-month period increases were supplemented by incremental increases in other general corporate related expenses primarily associated with facility related expenses and tradeshow expenses associated with Avid.  These increases in selling, general and administrative expenses were offset with decreases in non-cash stock-based compensation expenses of $226,000 and $313,000 during the three and six-month periods, respectively, primarily associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R and non-cash expenses associated with shares of common stock earned by employees under a stock bonus plan, which expired in the prior year.

Interest and Other Income.

Six Months:  The decrease in interest and other income of $96,000 during the six months ended October 31, 2007 compared to the same period in the prior year was due to a $131,000 decrease in other income primarily associated with the sale of a trademark name in the prior year quarter ended July 31, 2006 offset with a $35,000 increase in interest income as a result of higher prevailing interest rates during the current year period compared to the prior year period.

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

Stock-based Compensation Expense

We currently maintain four equity compensation plans which provide for the granting of options to purchase shares of our common stock at exercise prices not less than the fair market value of our common stock at the date of grant.  The granting of options are share-based payments and are subject to the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), which requires the recognition of compensation expense, using a fair value based method, for costs related to all share-based payments including grants of employee stock options.  On May 1, 2006, we adopted SFAS No. 123R using the modified-prospective method and, accordingly, stock-based compensation cost recognized beginning May 1, 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Under the modified-prospective method results for prior periods are not restated.

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

Our losses from operations for the three and six-month periods ended October 31, 2007 included stock-based compensation expenses of $198,000 and $381,000, respectively. Our losses from operations for the three and six-month periods ended October 31, 2006 included stock-based compensation expenses of $310,000 and $609,000, respectively.  We believe that non-cash stock-based compensation expense for the remaining six months of fiscal year 2008 may be up to approximately $338,000 based on actual options granted and unvested as of October 31, 2007.  However, the actual expense may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of the fiscal year, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

As of October 31, 2007, the total estimated unrecognized compensation cost related to non-vested stock options was $1,777,000.  This cost is expected to be recognized over a weighted average period of 2.86 years.

Allowance for Doubtful Accounts

We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.

Liquidity and Capital Resources

As of October 31, 2007, we had $26,138,000 in cash and cash equivalents on hand compared to $16,044,000 at April 30, 2007.  Although we have sufficient cash on hand to meet our planned obligations through at least September 2008 based on our current projections, our development efforts are highly dependent on our ability to raise additional capital to support our future operations.

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

Revenues earned by Avid during the six months ended October 31, 2007 and 2006 amounted to $3,484,000 and $1,034,000, respectively.  We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near-term revenues will be insufficient to cover total anticipated cash flows used in operations.  Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.

We may raise additional capital through the sale of shares of our common stock to fund our research, development, and clinical testing of our product candidates.   We have approximately 5,031,000 shares available for possible future registered transactions under two separate registration statements.  In addition, during January 2007, we filed a separate registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.  However, given uncertain market conditions and the volatility of our stock price and trading volume, we may not be able to sell our securities at prices or on terms that are favorable to us, if at all.

In addition to financing our operations through the sale of shares of common stock, we are actively exploring various other sources of capital by leveraging our many assets, including our intellectual property portfolio.  Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts.  We will continue to explore ways to leverage our broad intellectual property portfolio in addition to pursuing potential licensing and partnering collaborations for our products in clinical and pre-clinical development.  In addition, we have recently been approached by outside companies interested in a possible transaction related to our wholly owned subsidiary, Avid Bioservices, Inc.  In this regard, we have only initially begun to explore strategic alternatives for Avid as a means of raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2007 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the six months ended October 31, 2007, cash used in operating activities slightly increased $4,000 to $10,176,000 compared to $10,172,000 for the six months ended October 31, 2006.  This increase in net cash used in operating activities was primarily due to an increase in net loss reported during the current six-month period after taking into consideration non-cash operating expenses in the amount of $1,219,000.  This amount was offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $1,215,000.  The increase in our current six-month period net loss was primarily due to current period increases in cost of contract manufacturing, research and development expenses and selling, general and administrative expenses, which were offset by an increase in contract manufacturing revenue.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	SIX MONTHS ENDED
	October 31, 2007	October 31, 2006
Net loss, as reported	$(10,863,000)	$(10,527,000)
Less non-cash expenses and adjustments to net loss:
  Depreciation and amortization
  Stock-based compensation and common stock issued under stock bonus plan
  Amortization of expenses paid in shares of common stock
	234,000 395,000 -	233,000 970,000 309,000
Net cash used in operating activities before changes in operating assets and liabilities	$(10,234,000)	$(9,015,000)
Net change in operating assets and liabilities	$58,000	$(1,157,000)
Net cash used in operating activities	$(10,176,000)	$(10,172,000)

Cash Used In Investing Activities.  Net cash used in investing activities increased $372,000 to $429,000 for the six months ended October 31, 2007 compared to net cash used of $57,000 for the six months ended October 31, 2006.  This increase was primarily due to progress payments of $305,000 made on certain property related improvements associated with our manufacturing facility offset by the reclassification of a $67,000 security deposit from other long-term assets to other current assets during the current year period as such deposit becomes due and payable to us within the next twelve months.  The increase in net cash used in investing activities was further supplemented by a $138,000 increase in property acquisitions.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $4,258,000 to $20,699,000 for the six months ended October 31, 2007 compared to net cash provided of $16,441,000 for the six months ended October 31, 2006.  Cash provided by financing activities during the six months ended October 31, 2007 was due to proceeds received under a security purchase agreement whereby we sold and issued a total of 30,000,000 shares of our common stock in exchange for net proceeds of $20,859,000, which was supplemented with net proceeds of $73,000 from the exercise of stock options and warrants.  Cash provided by financing activities during the six months ended October 31, 2006 was due to net proceeds received from the sale of our common stock under a security purchase agreement in the amount of $12,970,000 supplemented with net proceeds of $3,689,000 from the exercise of stock options and warrants.

Commitments

At October 31, 2007, we had no material capital commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.  Based on our overall interest rate exposure at October 31, 2007, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.  Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2007, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2007.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended October 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On January 12, 2007, we filed a complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”).  The lawsuit alleges that CTL has breached various agreements with the Company by (i) failing to pay to the Company its contractual share of the proceeds received by CTL when it formed a joint venture with a company in China involving the Company’s technology that had been licensed to CTL pursuant to an earlier agreement (the “Agreement”), (ii) failing to procure a sublicense with the company in China prior to transferring the Company’s technology to such company in China, and (iii) failing to provide the Company with access to CTL’s books and records, as required by the Agreement.  Based on early discovery, we amended the complaint on May 4, 2007 to include claims against Shanghai MediPharm and its related entities, and Alan Epstein, M.D alleging that these defendants collaborated to interfere with the Agreement by entering into an economic relationship between themselves and designed not to share profits and know-how with the Company in violation of the Agreement, including proprietary technologies that they developed and are required to share with the Company.  The Company is seeking unspecified damages and declaratory relief with respect to the termination of the Agreement with CTL, the exclusion of certain technology from the Agreement, and an accounting of all monies, data and other items that should have been paid or given to the Company under the Agreement.

On March 28, 2007, CTL filed a cross-complaint, which they amended on May 30, 2007, alleging that the Company breached the Agreement, improperly terminated the Agreement, is interfering with CTL’s agreements with various MediPharm entities and is double-licensing the technology licensed to CTL to another party.  CTL’s cross-complaint, which seeks $20 million in damages, is in part predicated on the existence of a sublicense agreement between CTL and MediPharm.  While we are objecting to the cross-complaint on several grounds, we are challenging the cross-complaint on the basis that not only did CTL fail to allege an agreement with which the Company interfered, they have been unable to produce the alleged sublicense agreement with MediPharm despite our repeated demands.

The discovery phase on the aforementioned cases is ongoing.  Until we complete the initial discovery phase and our objections are considered, we cannot estimate the magnitude of the claims of the parties against each other or probable outcome of the litigation.

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

At October 31, 2007, we had approximately $26.1 million in cash and cash equivalents.  We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the six months ended October 31, 2007 and 2006 amounted to $3,484,000 and $1,034,000, respectively.  We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover total anticipated cash flows used in operations.  In addition, revenues from the sale and/or licensing of our products under development are always uncertain.  Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond fiscal year 2008.

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

We plan to obtain any necessary funding to support the costs of our clinical and pre-clinical programs through one or more methods including either equity or debt financing and/or negotiating additional licensing or collaboration agreements for our technology platforms.  As of October 31, 2007, we had an aggregate of approximately 5,031,000 shares available under our existing Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  However, there can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred during the past three fiscal years and during the six months ended October 31, 2007:

Net Loss
Six months ended October 31, 2007 (unaudited)	$10,863,000
Fiscal Year 2007	$20,796,000
Fiscal Year 2006	$17,061,000
Fiscal Year 2005	$15,452,000

As of October 31, 2007, we had an accumulated deficit of $218,523,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of October 31, 2007, we had approximately 226,211,000 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to approximately 21,459,000 additional shares of our common stock that are reserved for future issuance under our shelf registration statements, stock option plans and for outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved for issuance under two effective shelf registration statements	5,030,634
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants under our stock incentive plans	16,068,135
Common shares issuable upon exercise of outstanding warrants	360,000
Total	2 1,458,769

In addition, the above table does not include shares of common stock that we could issue from the registration statement we filed during January 2007 on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

Of the total warrants and options outstanding as of October 31, 2007, approximately 1,533,000 options would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at October 31, 2007.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2007, and our two fiscal quarters ended October 31, 2007:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2008
Quarter Ended October 31, 2007	$0.79	$0.54	2,631	169
Quarter Ended July 31, 2007	$1.40	$0.72	21,653	237
Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86	6,214	408
Quarter Ended January 31, 2007	$1.39	$1.09	4,299	203
Quarter Ended October 31, 2006	$1.48	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178
Fiscal Year 2005
Quarter Ended April 30, 2005	$1.64	$1.11	5,945	223
Quarter Ended January 31, 2005	$1.45	$0.99	6,128	160
Quarter Ended October 31, 2004	$1.96	$0.95	2,141	148
Quarter Ended July 31, 2004	$1.92	$0.88	1,749	131

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;

•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On July 25, 2007, we received a deficiency notice from The Nasdaq Stock Market notifying us that we had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as set forth above.  According to the Nasdaq notice, we automatically have been afforded an initial “compliance period” of 180 calendar days, or until January 22, 2008, to regain compliance with this requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for 10 consecutive business days.  If we are still not in compliance with the minimum closing bid price requirement after the initial 180 calendar day period but we are in compliance with all initial listing requirements other than the bid requirement, we will be afforded an additional "compliance period" of 180 calendar days within which to regain compliance.  If we fail to regain compliance with the minimum closing bid price requirement or fail to comply with any other The Nasdaq Capital Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

Although we currently meet all other Nasdaq listing requirements, the market price of our common stock has generally been highly volatile and we cannot guarantee that we will be able to regain compliance with the minimum closing bid price requirement within the required compliance period.

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

Clinical Trials Required For Our Product Candidates Are Expensive And Time Consuming, And Their Outcome Is Uncertain.

In order to obtain FDA approval to market a new drug product, we or our potential partners must demonstrate proof of safety and efficacy in humans.  To meet these requirements, we or our potential partners will have to conduct extensive pre-clinical testing and “adequate and well-controlled” clinical trials.  Conducting clinical trials is a lengthy, time-consuming and expensive process.  The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial.  Delays associated with products for which we are directly conducting pre-clinical or clinical trials may cause us to incur additional operating expenses.  Moreover, we may continue to be affected by delays associated with the pre-clinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control.  The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	obtaining regulatory approval to commence a clinical trial;
•
reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities imposed protocol requirements;
•	the inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
•	the need or desire to modify our manufacturing processes;
•	the inability to adequately observe patients after treatment;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues;
•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

Our International Clinical Trials May Be Delayed Or Otherwise Adversely Impacted By Social, Political And Economic Factors Affecting The Particular Foreign Country.

We are presently conducting a clinical trial in India, and we recently received regulatory approval to commence a clinical trial in the Republic of Georgia.  Our ability to successfully initiate, enroll and complete a clinical trial in either country, or in any future foreign country in which we may initiate a clinical trial, are subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with clinical research organizations and physicians;
•	different standards for the conduct of clinical trials and/or health care reimbursement;
•	our inability to locate qualified local consultants, physicians, and partners;
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical products and treatment; and
•	general geopolitical risks, such as political and economic instability, and changes in diplomatic and trade relations.

Because we will be conducting a number of our Phase II clinical trials in India and potentially other foreign countries, any disruption to our international clinical trial program could significantly delay our product development efforts.

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

In addition, we or any third-party manufacturer will be required to register the manufacturing facilities with the FDA and other regulatory authorities, provided it had not already registered.  The facilities will be subject to inspections confirming compliance with cGMP or other regulations.  If any of our third-party manufacturers or we fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval.  As a result, our business, financial condition and results of operations may be materially harmed.

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

We are conducting the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent glioblastoma multiforme (“GBM”), the most aggressive form of brain cancer.  We also recently opened enrollment in a Phase II study in India using Cotara® to treat up to 40 patients for the treatment of GBM at first relapse.  Approved treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from MGI Pharma, Inc. and Temodar® (temozolomide) from Schering-Plough Corporation.  Gliadel® is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time.  Temodar® is administered orally to patients with brain cancer.

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

Bavituximab for the treatment of advanced solid cancers is currently in a Phase I clinical trial in the U.S.  In addition, during November 2007, we announced that our Phase II protocol filed in the Republic of Georgia received approval to treat patients with metastatic breast cancer in combination with chemotherapy.  We have also filed two separate Phase II protocols in India to treat patients with non-small cell lung cancer in combination with chemotherapy and patients with metastatic breast cancer in combination with chemotherapy.  There are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® and Herceptin® by Biogen Idec Inc. and Genentech, Inc., and Vectibix™ by Amgen.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

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

New And Potential New Accounting Pronouncements May Impact Our Future Financial Position And Results Of Operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations.  For example, in December 2004, the FASB issued an amendment to SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS No. 123R”), which we adopted May 1, 2006, as discussed in Note 3, “Stock-Based Compensation,” in the notes to the condensed consolidated financial statements.  SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB No. 25”), and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options.  Our adoption of SFAS No. 123R is expected to materially impact our financial position and results of operations for future periods.  During the three and six months ended October 31, 2007, our loss from operations included non-cash stock-based compensation expense of $198,000 and $381,000, respectively, related to the adoption of SFAS No. 123R.  In addition, we believe that non-cash stock-based compensation expense for the remainder of fiscal year 2007 may be up to approximately $338,000 based on actual shares granted and unvested as of October 31, 2007.  However, the actual share-based compensation expense recorded during the remainder of fiscal year 2008 may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of fiscal year 2008, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk free interest rates.  Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future.  Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business, which may also adversely affect our stock price.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.   None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders’ on October 22, 2007.  The following represents the matters voted upon and the results of the voting:

Routine Matters	For	Withheld
1) Election of Directors:
Carlton M. Johnson	179,743,877	15,247,779
Steven W. King	180,637,223	14,354,433
David H. Pohl	179,653,510	15,338,146
Eric S. Swartz	179,927,414	15,064,242
Dr. Thomas A. Waltz	180,386,309	14,605,347

	For	Against	Abstain

2) To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 30, 2008.	174,710,149	17,641,298	2,640,208

3) To approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 250 million to 325 million.	166,605,904	27,183,319	1,202,432

4) To approve the implementation of majority voting for directors, including the implementation of a director resignation provision for an unsuccessful incumbent director.	17,383,982	36,483,184	1,441,462

5) To require the Company to nominate more candidates than open seats on the Board of Directors for all elections of Directors.	15,508,979	38,989,642	810,007

ITEM 5.      OTHER INFORMATION.   None.

ITEM 6.      EXHIBITS.

(a)	Exhibits:

3.8	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of common stock from 250 million to 325 million.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: December 7, 2007	By: /s/ STEVEN W. KING Steven W. King President and Chief Executive Officer, Director

Date: December 7, 2007	By: /s/ PAUL J. LYTLE Paul J. Lytle Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)