Form 10-Q
period 2008-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2008-03-11
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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
Large Accelerated Filer ☐	Accelerated Filer ☒	Non- Accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 7, 2008
Common Stock, $0.001 par value per share	226,210,617 shares

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2008	APRIL 30, 2007
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,063,000	$16,044,000
Trade and other receivables	1,316,000	750,000
Inventories, net	2,394,000	1,916,000
Prepaid expenses and other current assets	1,140,000	1,188,000

Total current assets	24,913,000	19,898,000

PROPERTY:
Leasehold improvements	669,000	646,000
Laboratory equipment	3,756,000	3,533,000
Furniture, fixtures and office equipment	913,000	873,000

	5,338,000	5,052,000
Less accumulated depreciation and amortization	(3,537,000)	(3,212,000)

Property, net	1,801,000	1,840,000

Other assets	1,527,000	1,259,000

TOTAL ASSETS	$28,241,000	$22,997,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JANUARY 31, 2008	APRIL 30, 2007
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,387,000	$1,683,000
Accrued clinical trial site fees	244,000	228,000
Accrued legal and accounting fees	390,000	392,000
Accrued royalties and license fees	124,000	337,000
Accrued payroll and related costs	858,000	874,000
Notes payable, current portion	-	379,000
Capital lease obligation, current portion	17,000	17,000
Deferred revenue	1,434,000	1,060,000
Other current liabilities	1,239,000	885,000

Total current liabilities	6,693,000	5,855,000

Notes payable, less current portion	-	119,000
Capital lease obligation, less current portion	17,000	30,000
Deferred license revenue	-	4,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$.001 par value; authorized 325,000,000 shares; outstanding – 226,210,617 and 196,112,201, respectively	226,000	196,000
Additional paid-in capital	245,982,000	224,453,000
Accumulated deficit	(224,677,000)	(207,660,000)

Total stockholders' equity	21,531,000	16,989,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,241,000	$22,997,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$1,662,000	$347,000	$5,146,000	$1,381,000
License revenue	13,000	16,000	46,000	87,000
Total revenues	1,675,000	363,000	5,192,000	1,468,000

COSTS AND EXPENSES:
Cost of contract manufacturing	1,289,000	223,000	3,872,000	1,247,000
Research and development	4,941,000	3,907,000	13,665,000	11,868,000
Selling, general and administrative	1,847,000	1,513,000	5,498,000	4,824,000

Total costs and expenses	8,077,000	5,643,000	23,035,000	17,939,000

LOSS FROM OPERATIONS	(6,402,000)	(5,280,000)	(17,843,000)	(16,471,000)

OTHER INCOME (EXPENSE):
Interest and other income	259,000	267,000	851,000	955,000
Interest and other expense	(11,000)	(12,000)	(25,000)	(36,000)

NET LOSS	$(6,154,000)	$(5,025,000)	$(17,017,000)	$(15,552,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	226,210,617	195,299,586	219,497,601	191,067,145

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)	$(0.08)	$(0.08)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JANUARY 31,
	2008	2007
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,017,000)	$(15,552,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	353,000	355,000
Stock-based compensation and issuance of common stock under stock bonus plan	627,000	1,153,000
Amortization of expenses paid in shares of common stock	-	362,000
Loss on disposal of property	-	1,000
Changes in operating assets and liabilities:
Trade and other receivables	(566,000)	(378,000)
Inventories	(478,000)	(1,986,000)
Prepaid expenses and other current assets	(135,000)	(221,000)
Accounts payable	704,000	206,000
Accrued clinical trial site fees	16,000	149,000
Deferred revenue	370,000	1,626,000
Accrued payroll and related costs	(16,000)	(87,000)
Other accrued expenses and current liabilities	139,000	(310,000)

Net cash used in operating activities	(16,003,000)	(14,682,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of security deposits on notes payable (net of applied security deposits on notes payable of $175,000)	150,000	-
Property acquisitions	(314,000)	(105,000)
(Increase) decrease in other assets	(410,000)	184,000

Net cash (used in) provided by investing activities	(574,000)	79,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,641,000 and $46,000, respectively	20,932,000	17,865,000
Principal payments on notes payable and capital lease (net of applied security deposits on notes payable of $175,000)	(336,000)	(330,000)
Net cash provided by financing activities	20,596,000	17,535,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,019,000	2,932,000

CASH AND CASH EQUIVALENTS, beginning of period	16,044,000	17,182,000

CASH AND CASH EQUIVALENTS, end of period	$20,063,000	$20,114,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Applied security deposit on payoff of notes payable to GE Capital	$175,000	$-

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 (unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (“Peregrine”), a biopharmaceutical company developing a portfolio of clinical stage and pre-clinical product candidates using monoclonal antibodies (“MAb”) for the treatment of cancer and viral diseases, and its wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”), a bio-manufacturing company engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis (collectively, the “Company”).  All intercompany balances and transactions have been eliminated.

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at January 31, 2008, and the condensed consolidated results of our operations and condensed consolidated cash flows for the three and nine-month periods ended January 31, 2008 and 2007.  We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted.  Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2007.  Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

At January 31, 2008, we had $20,063,000 in cash and cash equivalents.  We have expended substantial funds on the development of our product candidates and we have incurred negative cash flows from operations for the majority of years since our inception.  Since inception, we have financed our operations primarily through the sale of our common stock and issuance of convertible debt, which has been supplemented with payments received from various licensing collaborations and through the revenues generated by Avid.  We expect negative cash flows from operations to continue until we are able to generate sufficient revenue from the contract manufacturing services provided by Avid and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the nine months ended January 31, 2008 and 2007 amounted to $5,146,000 and $1,381,000, respectively.  We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to fully cover our anticipated consolidated cash flows used in operations.  Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 (unaudited)  (continued)

In addition to financing our operations through the sale of shares of common stock, we are actively exploring various other sources of capital by leveraging our many assets including our intellectual property portfolio.  Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts.  We will continue to explore ways to leverage our broad intellectual property portfolio in addition to pursuing potential licensing and partnering collaborations for our products in clinical and pre-clinical development.  In addition, our wholly owned subsidiary, Avid Bioservices, Inc., represents an additional asset in our portfolio and we are actively pursuing strategic alternatives for Avid as a means of raising additional capital.  We have not classified the related assets as held for sale in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as the partnering or sale of the asset is not currently probable under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.  At January 31, 2008, we had $20,063,000 in cash and cash equivalents, which we currently believe is sufficient capital to maintain our operations through at least October 2008 based on our current projections.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories – Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid.  Inventories consist of the following at January 31, 2008 and April 30, 2007:

	January 31, 2008	April 30, 2007
Raw materials, net	$1,139,000	$810,000
Work-in-process	1,255,000	1,106,000
Total inventories, net	$2,394,000	$1,916,000

Comprehensive Loss – Comprehensive loss is equal to net loss for all periods presented.

Income Taxes – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, tax positions are recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 (unaudited)  (continued)

We adopted FIN No. 48 on May 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on our consolidated financial statements.  In addition, there are no unrecognized tax benefits included in our consolidated balance sheet that would, if recognized, affect our effective tax rate.

It is our policy to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statement of operations.  We did not recognize interest or penalties related to income taxes during the three and nine months ended January 31, 2008 and 2007, and we did not accrue for interest or penalties as of January 31, 2008 or April 30, 2007.

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

Basic and Dilutive Net Loss Per Common Share – Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and nine months ended January 31, 2008 and 2007.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 357,542 and 722,641 shares of common stock for the three and nine months ended January 31, 2008, respectively, and 1,301,525 and 2,531,546 shares of common stock for the three and nine months ended January 31, 2007, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants to purchase up to 11,193,227 and 10,530,120 shares of common stock for the three and nine months ended January 31, 2008, respectively, and 8,525,781 and 7,116,306 shares of common stock for the three and nine months ended January 31, 2007, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 (unaudited)  (continued)

Recent Accounting Pronouncements – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than May 1, 2008.   Our adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  If the fair value method is selected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date.  The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which we would be required to implement no later than May 1, 2008. Our adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

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

We currently maintain four equity compensation plans referred to as the 1996 Plan, the 2002 Plan, the 2003 Plan, and the 2005 Plan (collectively referred to as the “Option Plans”).  The Option Plans provide for the granting of options to purchase shares of our common stock at exercise prices not less than the fair market value of our common stock at the date of grant.  The options generally vest over a two to four year period and no options are exercisable after ten years from the date of grant.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 (unaudited)  (continued)

Our net loss for the three and nine-month periods ended January 31, 2008 and 2007, increased as a result of the application of SFAS No. 123R, which costs are included in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Research and development	$147,000	$129,000	$416,000	$472,000
Selling, general and administrative	84,000	58,000	196,000	324,000
Total	$231,000	$187,000	$612,000	$796,000

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period (typically 2 to 4 years).  The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs.  The expected volatility is based on the daily historical volatility of our stock covering the estimated expected term.  The expected term of options granted prior to November 1, 2007 was based on the expected time to exercise using the “simplified” method allowable under the Security and Exchange Commission’s (“SEC’s”) Staff Accounting Bulletin No. 107 (“SAB No. 107”).  Effective November 1, 2007, the expected term reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options and will be applied to all option grants subsequent to October 31, 2007.  The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant.  The expected dividend yield assumption is based on our expectation of future dividend payouts.  We have never declared or paid cash dividends on our common stock and we currently do not anticipate paying future cash dividends.  In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model during the periods presented, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Risk-free interest rate	3.60%	4.72%	3.79%	4.87%
Expected life (in years)	6.00	6.25	6.02	6.25
Expected volatility	81%	97%	82%	99%
Expected dividend yield	-	-	-	-

As of January 31, 2008, options to purchase up to 14,970,819 shares of our common stock were issued and outstanding under the Option Plans with a weighted average exercise price of $1.26 per share, and will expire at various dates through January 14, 2018.  Options to purchase up to 1,082,556 shares of common stock were available for future grant under the Option Plans as of January 31, 2008.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 (unaudited)  (continued)

The following summarizes all stock option transaction activity for the nine months ended January 31, 2008:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, May 1, 2007	11,537,946	$1.54
Granted	4,025,714	$0.47
Exercised	(45,000)	$0.60
Canceled or expired	(547,841)	$1.38
Outstanding, January 31, 2008	14,970,819	$1.26	6.20	$510,000

Exercisable and expected to vest	14,595,271	$1.27	6.14	$494,000
Exercisable, January 31, 2008	9,598,938	$1.57	4.64	$173,000

The weighted-average grant date fair value of options granted during the nine-month periods ended January 31, 2008 and 2007 was $0.35 per share and $1.09 per share, respectively.  The aggregate intrinsic value of options exercised during the nine-month periods ended January 31, 2008 and 2007 was $19,000 and $38,000, respectively.

Cash proceeds from stock options exercised during the nine-month periods ended January 31, 2008 and 2007 totaled $27,000 and $59,000, respectively.

We issue shares of common stock that are reserved for issuance under the Option Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of January 31, 2008, the total estimated unrecognized compensation cost related to non-vested stock options was $2,332,000.  This cost is expected to be recognized over a weighted average vesting period of 2.47 years based on current assumptions.

Periodically, we grant stock options to non-employee consultants.  The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Stock-based compensation expense recorded during the three and nine months ended January 31, 2008 associated with non-employees amounted to $1,000 and $15,000, respectively. Stock-based compensation expense recorded during the three and nine months ended January 31, 2007 associated with non-employees amounted to $2,000 and $54,000, respectively.

4.	NOTES PAYABLE

During fiscal years 2005 and 2006, we entered into five separate note payable agreements with an aggregate original principal amount of approximately $1,299,000 (the “Notes”) with General Electric Capital (“GE”) to finance certain laboratory equipment.  The Notes bore interest at various rates ranging from 5.78% to 6.87% per annum with monthly payments ranging from approximately $3,000 to $12,000 over a period of 36 months.  In addition, under the terms of the Notes, we paid GE a security deposit equal to 25% of the original principal amount of the Notes that totaled $325,000 in aggregate.  The security deposits were due and payable to us at the time the Notes were paid in full.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 (unaudited)  (continued)

During the quarter ended January 31, 2008, we paid in full the balance of the Notes, which amount was offset by an applied security deposit in the amount of $175,000 .

5.	STOCKHOLDERS’ EQUITY

On October 22, 2007, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 250,000,000 to 325,000,000.  In November, we filed an amendment to our Certificate of Incorporation with the Secretary of State of Delaware which effected the foregoing increase.

On June 28, 2007, we entered into a Securities Purchase Agreement with several institutional investors whereby we sold 30,000,000 shares of our common stock in exchange for gross proceeds of $22,500,000.  After deducting placement agent fees, legal fees and other costs associated with the offering, we received net proceeds of $20,859,000.  The shares of common stock were issued from our shelf registration statement on Form S-3, File Number 333-139975 (“January 2007 Shelf”), which allows us to issue, in one or more offerings, shares of common stock for proceeds up to $30,000,000.  As of January 31, 2008, we have up to $7,500,000 in remaining gross proceeds available to be issued under the January 2007 Shelf.

In addition, as of January 31, 2008, an aggregate of 5,030,634 shares of common stock were available for issuance under two separate effective shelf registration statements.

As of January 31, 2008, we have reserved 21,444,009 additional shares of our common stock which may be issued under our shelf registration statements, stock option plans and outstanding warrants, excluding shares of common stock that could potentially be issued under the January 2007 Shelf, as further described in the following table:

Number of Shares Reserved
Shares of common stock reserved for issuance under two registration statements	5,030,634
Shares of common stock reserved for issuance upon exercise of outstanding options	14,970,819
Shares of common stock reserved for future option grants under our Option Plans	1,082,556
Shares of common stock reserved for issuance under outstanding warrant arrangements	360,000
Total shares of common stock reserved for issuance	21,444,009

6.	WARRANTS

During the nine months ended January 31, 2008, warrants to purchase 53,416 shares of our common stock were exercised for net proceeds of $46,000.  As of January 31, 2008, warrants to purchase up to 360,000 shares of our common stock were issued and outstanding at a weighted average exercise price of $1.50 per share and will expire in March 2008 if unexercised.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 (unaudited)  (continued)

7.	SEGMENT REPORTING

Our business is organized into two reportable operating segments.  Peregrine is engaged in the research and development of monoclonal antibodies products for the treatment of cancer and viral infections.  Avid is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

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

Segment information for the three-month periods is summarized as follows:

	Three Months Ended January 31,
	2008	2007
Net Revenues:
Contract manufacturing and development of biologics	$1,662,000	$347,000
Products in research and development	13,000	16,000
Total revenues, net	$1,675,000	$363,000

Gross Profit:
Contract manufacturing and development of biologics	$373,000	$124,000
Products in research and development	13,000	16,000
Total gross profit	386,000	140,000

Research and development expense	(4,941,000)	(3,907,000)
Selling, general and administrative expense	(1,847,000)	(1,513,000)
Other income, net	248,000	255,000
Net loss	$(6,154,000)	$(5,025,000)

Net revenues generated from Avid for the three-month periods were from the following customers:

	Three Months Ended January 31,
	2008	2007
Customer revenues as a % of net revenues:
United States (customer A)	90%	77%
United States (customer B)	0%	18%
Germany (one customer)	10%	3%
Other customers	0%	2%
Total customer revenues as a % of net revenues	100%	100%

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 (unaudited)  (continued)

Segment information for the nine-month periods is summarized as follows:

	Nine Months Ended January 31,
	2008	2007
Net Revenues:
Contract manufacturing and development of biologics	$5,146,000	$1,381,000
Products in research and development	46,000	87,000
Total revenues, net	$5,192,000	$1,468,000

Gross Profit:
Contract manufacturing and development of biologics	$1,274,000	$134,000
Products in research and development	46,000	87,000
Total gross profit	1,320,000	221,000

Research and development expense	(13,665,000)	(11,868,000)
Selling, general and administrative expense	(5,498,000)	(4,824,000)
Other income, net	826,000	919,000
Net loss	$(17,017,000)	$(15,552,000)

Net revenues generated from Avid for the nine-month periods were from the following customers:

	Nine Months Ended January 31,
	2008	2007
Customer revenues as a % of net revenues:
United States (customer A)	86%	22%
United States (customer B)	3%	12%
Australia (one customer)	1%	36%
China (one customer)	0%	25%
Other customers	10%	5%
Total customer revenues as a % of net revenues	100%	100%

Net revenues generated from products in research and development during the three and nine months ended January 31, 2008 and 2007 were from license fees received from two licensees in accordance with the terms of the licensing agreements and have been recognized in accordance SEC’s Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 (unaudited)  (continued)

Long-lived assets by segment consist of the following:

	January 31, 2008	April 30, 2007
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,513,000	$1,527,000
Products in research and development	288,000	313,000
Total long-lived assets, net	$1,801,000	$1,840,000

8.	LITIGATION

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  Although we currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows, we filed a lawsuit against Cancer Therapeutics Laboratories (“CTL”).  The lawsuit alleges that CTL has breached various agreements with the Company by (i) failing to pay to the Company its contractual share of the proceeds received by CTL when it formed a joint venture with a company in China involving the Company’s technology that had been licensed to CTL pursuant to an earlier agreement (the “Agreement”), (ii) failing to procure a sublicense with the company in China prior to transferring the Company’s technology to such company in China, and (iii) failing to provide the Company with access to books and records, as required by the Agreement.  Based on early discovery, we amended the complaint on May 4, 2007 to include claims against Shanghai MediPharm and its related entities, and Alan Epstein, M.D alleging that these defendants collaborated to interfere with the Agreement by entering into an economic relationship between themselves and designed not to share profits and know-how with the Company in violation of the Agreement, including proprietary technologies that they developed and are required to share with the Company.  The Company is seeking unspecified damages and declaratory relief with respect to the termination of the Agreement with CTL, the exclusion of certain technology from the Agreement, and an accounting of all monies, data and other items that should have been paid or given to the Company under the Agreement.

On March 28, 2007, CTL filed a cross-complaint, which it amended on May 30, 2007, alleging that the Company breached the Agreement, improperly terminated the Agreement, is interfering with CTL’s agreements with various MediPharm entities and is double-licensing the technology licensed to CTL to another party.  CTL’s cross-complaint, which seeks $20 million in damages, is in part predicated on the existence of a sublicense agreement between CTL and MediPharm.  We are challenging the cross-complaint on the basis that not only did CTL fail to allege an agreement with which the Company interfered, they have been unable to produce the alleged sublicense agreement with MediPharm despite our repeated demands.

On February 22, 2008, the MediPharm entities filed a cross-complaint alleging, as a third party beneficiary, that that the Company breached the Agreement by double-licensing the technology licensed to CTL to another party, intentionally interfered with a prospective economic advantage, and unjust enrichement.  MediPharm’s cross-complaint, which seeks $30 million in damages, is in part predicated on MediPharm being the “Chinese Sponsor” under the Agreement.  We will be objecting to the cross-complaint on several grounds.

In addition, Dr. Epstein has attempted to have our claims against him referred to binding Arbitration.  The Superior Court has declined his request and he is appealing that decision to the Court of Appeal.

The discovery phase on the aforementioned cases is ongoing.  Until we complete the discovery phase and our objections are considered, we cannot estimate the magnitude of the claims of the parties against each other or probable outcome of the litigation.

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

Company Overview

We are a biopharmaceutical company developing a portfolio of clinical stage and pre-clinical product candidates using monoclonal antibodies (“MAb”) for the treatment of cancer and viral diseases.  We are advancing three separate clinical programs encompassing two platform technologies: Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics and Tumor Necrosis Therapy (“TNT”).  Our lead Anti-PS product, bavituximab, is being evaluated under two separate clinical programs for the treatment of solid cancers and hepatitis C virus (“HCV”) infection.  Under our TNT technology platform, our lead candidate, Cotara®, is advancing through two clinical studies for the treatment of brain cancer.

The following represents a summary of our clinical trials and the status of each clinical trial:

Product	Indication	Trial Design	Status
Bavituximab	Solid tumors	Phase I repeat dose monotherapy study to treat up to 28 patients.	Study is open for enrollment in the U.S.
Bavituximab plus chemotherapy agent docetaxel	Breast cancer	Phase II combination therapy study to treat up to 46 patients.	Study is open for enrollment in the Republic of Georgia.
Bavituximab plus chemotherapy agents carboplatin/paclitaxel	Breast cancer	Phase II combination therapy study to treat up to 46 patients.	Clinical protocol approved by regulatory authorities in India. Patient enrollment is expected to initiate in the near term.
Bavituximab plus chemotherapy agents carboplatin/paclitaxel	Non-small cell lung cancer (NSCLC)	Phase II combination therapy study to treat up to 49 patients.	Clinical protocol approved by regulatory authorities in India. Patient enrollment is expected to initiate in the near term.
Cotara®	Brain cancer (glioblastoma multiforme or GBM)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.	Study is open for enrollment in the U.S.
Cotara®	Brain cancer (glioblastoma multiforme or GBM)	Phase II safety and efficacy study to treat up to 40 patients at 1st relapse.	Study is open for enrollment in India.
Bavituximab	Co-infection with Hepatitis C Virus (HCV) and Human Immunodeficiency Virus (HIV)	Phase Ib repeat dose safety study in 24 patients.	Study is open for enrollment in the U.S.

In addition, Avid Bioservices, Inc. (“Avid”), our wholly owned subsidiary, is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and nine-month periods ended January 31, 2008 and 2007.  This table provides an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2008	2007	$ Change	2008	2007	$ Change
	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing revenue	$1,662	$347	$1,315	$5,146	$1,381	$3,765
License revenue	13	16	(3)	46	87	(41)
Total revenues	1,675	363	1,312	5,192	1,468	3,724

COST AND EXPENSES:
Cost of contract manufacturing	1,289	223	1,066	3,872	1,247	2,625
Research and development	4,941	3,907	1,034	13,665	11,868	1,797
Selling, general and administrative	1,847	1,513	334	5,498	4,824	674

Total cost and expenses	8,077	5,643	2,434	23,035	17,939	5,096

LOSS FROM OPERATIONS	(6,402)	(5,280)	(1,122)	(17,843)	(16,471)	(1,372)

OTHER INCOME (EXPENSE):
Interest and other income	259	267	(8)	851	955	(104)
Interest and other expense	(11)	(12)	1	(25)	(36)	11

NET LOSS	$(6,154)	$(5,025)	$(1,129)	$(17,017)	$(15,552)	$(1,465)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues.

Three and Nine Month Periods: The increases in total revenues of $1,312,000 and $3,724,000 during the three and nine months ended January 31, 2008, respectively, compared to the same periods in the prior year were primarily due to increases in contract manufacturing revenue of $1,315,000 and $3,765,000, respectively.  These increases in contract manufacturing revenue were due to an increase in services provided to unrelated entities on a fee-for-service basis associated with an increase in product development services including an increase in the number of shipped manufacturing runs compared to the same three and nine-month periods in the prior year.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services.  Avid is presently working on several active projects for existing clients and has submitted project proposals to various potential clients.  Since the timing to initiate and complete projects from existing clients and our ability to convert outstanding proposals into new contracts and new business is at the discretion of our clients or potential clients, we cannot reasonably estimate with a high degree of likelihood our revenues for the remainder of fiscal year 2008.

Cost of Contract Manufacturing.

Three and Nine Month Periods:  The increases in cost of contract manufacturing of $1,066,000 and $2,625,000 during the three and nine months ended January 31, 2008, respectively, compared to the same periods in the prior year were primarily related to the three and nine-month period increases in contract manufacturing revenue offset by a prior year charge of $412,000 related to a write-off of unusable work-in-process inventory and estimated contract loss provisions associated with two unrelated entities, which did not re-occur in the current nine-month period.  We expect contract manufacturing costs to continue during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three and Nine Month Periods:  The increase in research and development (“R&D”) expenses of $1,034,000 and $1,797,000 during the three and nine months ended January 31, 2008, respectively, compared to the same periods in the prior year were primarily due to increases in expenses associated with each of our following platform technologies under development:

	R&D Expenses – Three Months Ended January 31,			R&D Expenses – Nine Months Ended January 31,
	2008	2007	$ Change	2008	2007	$ Change
	(in thousands)			(in thousands)
Technology Platform:
Anti-PS Immunotherapeutics (bavituximab)	$2,943	$1,974	$969	$8,158	$7,081	$1,077
TNT (Cotara®)	1,065	1,301	(236)	2,742	2,829	(87)
VTA and Anti-Angiogenesis Agents	767	487	280	2,266	1,531	735
VEA	166	145	21	499	427	72
Total R&D Expenses	$4,941	$3,907	$1,034	$13,665	$11,868	$1,797

o	Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics (bavituximab)

Three Month Period:  The increase in Anti-PS Immunotherapeutics program expenses of $969,000 during the three months ended January 31, 2008 compared to the same period in the prior year is primarily due to increases in manufacturing expenses and clinical trial expenses to support our four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV/HIV co-infection.

Nine Month Period:  The increase in Anti-PS Immunotherapeutics program expenses of $1,077,000 during the nine months ended January 31, 2008 compared to the same period in the prior year is primarily due to increases in manufacturing expenses to support our four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV/HIV co-infection.  During the current year nine-month period, we submitted two separate Phase II clinical protocols in India, one to treat patients with non-small cell lung cancer (“NSCLC”) and one to treat patients with breast cancer in combination with chemotherapy, both of which received protocol approval in January 2008.  In addition, we submitted a separate Phase II clinical protocol in the Republic of Georgia to treat patients with breast cancer in combination with chemotherapy, which trial was approved in November 2007.  The foregoing expenses were further supplemented by increases in pre-clinical development expenses to support the possible expansion of bavituximab to treat other viral infections.  These increases in Anti-PS program expenses were offset by a net decrease in clinical trial related expenses primarily associated with a decrease in patient fees due to the timing of initiating new studies.  However, the decrease in patient fees was offset with increases in clinical trial related expenses associated with the initiation of three separate Phase II clinical studies.  The decreases in clinical trial related expenses were further supplemented by decreases in non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R and non-cash expenses associated with shares of common stock earned by employees under a stock bonus plan, which plan expired in the prior fiscal year.

o	Tumor Necrosis Therapy (“TNT”) (Cotara®)

Three Month Period:  The decrease in TNT program expenses of $236,000 during the three months ended January 31, 2008 compared to the same period in the prior year is primarily due to a decrease in manufacturing expenses associated with the TNT program combined with a decrease in clinical program expenses associated with the two ongoing Cotara® clinical trials for the treatment of brain cancer in the U.S. and India.

Nine Month Period:  The decrease in TNT program expenses of $87,000 during the nine months ended January 31, 2008 compared to the same period in the prior year is primarily due to a decrease in manufacturing expenses associated with the TNT program offset by an increase in clinical trial expenses associated with the two ongoing Cotara® clinical trials for the treatment of brain cancer in the U.S. and India.

o	Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents

Three and Nine Month Periods:  The increases in VTA and Anti-Angiogenesis Agents program expenses of $280,000 and $735,000 during the three and nine months ended January 31, 2008, respectively, compared to the same periods in the prior year are primarily due to increases in manufacturing expenses associated with manufacturing our clinical candidate to support the advancement of our anti-angiogenesis program.  These increases in manufacturing expenses were offset by decreases in pre-clinical program expenses associated with our VTA program.

o
Vasopermeation Enhancement Agents (“VEAs”) – Three and Nine Months:  The increase in VEA program expenses of $21,000 and $72,000 during the three and nine months ended January 31, 2008, respectively, compared to the same periods in the prior year are primarily due to increases in payroll and related expenses and outside research studies associated with our efforts to advance the pre-clinical development of our VEA program.

Looking beyond the current fiscal year, it is difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development.  These unknown variables and uncertainties include, but are not limited to:

●	the uncertainty of future clinical trial results;
●	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
●	the uncertainty of the U.S. Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;
●
the uncertainty of the rate at which patients are enrolled into any current or future study.  Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

●
the uncertainty of future costs associated with our pre-clinical candidates, including Vascular Targeting Agents, Anti-Angiogenesis Agents, and Vasopermeation Enhancement Agents, which costs are dependent on the success of pre-clinical development.  We are not certain whether these product candidates will be successful or whether we will incur any additional costs beyond pre-clinical development;

●	the uncertainty of terms related to potential future partnering or licensing arrangements; and
●	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs.

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

Three and Nine Month Periods:  The increases in selling, general and administrative expenses of $334,000 and $674,000 during the three and nine months ended January 31, 2008, respectively, compared to the same periods in the prior year are primarily due to increases in payroll and related expenses, corporate legal fees, and travel and related expenses.  Payroll and related expenses increased $152,000 and $430,000 during the current year three and nine-month periods, respectively, primarily due to an increase in headcount to support increased operations combined with an increase in consulting fees primarily associated with the expansion of our business development activities.  Corporate legal fees increased $176,000 and $355,000 during the current year three and nine-month periods, respectively, primarily related to legal fees associated with the lawsuit described in this Quarterly Report on Form 10-Q under Part II, Item 1, “Legal Proceedings”, combined with legal fees associated with other corporate matters.  Travel and related expenses increased $103,000 and $178,000 during the current year three and nine-month periods, respectively, primarily due to increased business development efforts in the U.S., Europe and Asia and increased participation in corporate and investor relation activities.  These increases in selling, general and administrative expenses were offset with a net decrease in other general corporate expenses of $118,000 and $24,000 during the three and nine-month periods, respectively, primarily associated with audit and accounting fees.  In addition, the nine-month period increase in selling, general and administrative expenses was offset with a nine-month period decrease in non-cash stock-based compensation expense of $286,000 primarily associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R and non-cash expenses associated with shares of common stock earned by employees under a stock bonus plan, which plan expired in the prior year.

Interest and Other Income.

Nine Months:  The decrease in interest and other income of $104,000 during the nine months ended January 31, 2008 compared to the same period in the prior year was due to a $129,000 decrease in other income primarily associated with the sale of a trademark name in the prior year quarter ended July 31, 2006 offset with a $25,000 increase in interest income.

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

The fair value of each option grant is estimated using the Black-Scholes option valuation model and are amortized as compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (typically two to four years).  Use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs.  Expected volatility is based on daily historical volatility of our stock covering the estimated expected term.  The expected term of options granted prior to November 1, 2007 was based on the expected time to exercise using the “simplified” method allowable under the Security and Exchange Commission’s (SEC’s) Staff Accounting Bulletin No. 107 (“SAB No. 107”).  Effective November 1, 2007, the expected term reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options and will be applied to all option grants subsequent to October 31, 2007.  The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant.  In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our losses from operations for the three and nine-month periods ended January 31, 2008 included stock-based compensation expenses of $231,000 and $612,000, respectively.  Our losses from operations for the three and nine-month periods ended January 31, 2007 included stock-based compensation expenses of $187,000 and $796,000, respectively.  We believe that non-cash stock-based compensation expense for the remaining three months of fiscal year 2008 may be up to approximately $231,000 based on actual options granted and unvested as of January 31, 2008.  However, the actual expense may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of the fiscal year, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

As of January 31, 2008, the total estimated unrecognized compensation cost related to non-vested stock options was $2,332,000.  This cost is expected to be recognized over a weighted average period of 2.47 years.

Allowance for Doubtful Accounts

We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  As of January 31, 2008, based on our analysis of our accounts receivable balances and based on historical collectibility of receivables from our current customers we determined no allowance for doubtful accounts was necessary.

Liquidity and Capital Resources

As of January 31, 2008, we had $20,063,000 in cash and cash equivalents on hand compared to $16,044,000 at April 30, 2007.  Although we have sufficient cash on hand to meet our planned obligations through at least October 2008 based on our current projections, our development efforts are highly dependent on our ability to raise additional capital to support our future operations.

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

Revenues earned by Avid during the nine months ended January 31, 2008 and 2007 amounted to $5,146,000 and $1,381,000, respectively.  We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near-term revenues will be insufficient to cover total anticipated cash flows used in operations.  Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.

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

In addition to financing our operations through the sale of shares of common stock, we are actively exploring various other sources of capital by leveraging our many assets, including our intellectual property portfolio.  Our broad intellectual property portfolio allows us to develop products internally while at the same time we are able to out-license certain areas of the technology which would not interfere with our internal product development efforts.  We will continue to explore ways to leverage our broad intellectual property portfolio in addition to pursuing potential licensing and partnering collaborations for our products in clinical and pre-clinical development.  In addition, our wholly owned subsidiary Avid Bioservices, Inc. represents an additional asset in our portfolio and we are actively pursuing strategic alternatives for Avid as a means of raising additional capital.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2008 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the nine months ended January 31, 2008, cash used in operating activities increased $1,321,000 to $16,003,000 compared to $14,682,000 for the nine months ended January 31, 2007.  This increase in net cash used in operating activities was primarily due to an increase in net loss reported during the current nine-month period after taking into consideration non-cash operating expenses in the amount of $2,356,000.  This amount was offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $1,035,000.  The increase in our current nine-month period net loss was primarily due to current period increases in cost of contract manufacturing, research and development expenses and selling, general and administrative expenses, which were offset by an increase in contract manufacturing revenue.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	NINE MONTHS ENDED
	January 31, 2008	January 31, 2007
Net loss, as reported	$(17,017,000)	$(15,552,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	353,000	355,000
Stock-based compensation and common stock issued under stock bonus plan	627,000	1,153,000
Amortization of expenses paid in shares of common stock	-	362,000
Loss on disposal of property	-	1,000
Net cash used in operating activities before changes in operating assets and liabilities	$(16,037,000)	$(13,681,000)
Net change in operating assets and liabilities	$34,000	$(1,001,000)
Net cash used in operating activities	$(16,003,000)	$(14,682,000)

Cash (Used In) Provided By Investing Activities.  Net cash used in investing activities amounted to $574,000 for the nine months ended January 31, 2008 compared net cash provided by investing activities of  $79,000 for the nine months ended January 31, 2007.  This decrease in net cash provided by investing activities of $653,000 was primarily due to an increase in cash used in investing activities associated with an increase in property acquisitions to support our current operations combined with current year progress payments of $413,000 made on certain property related improvements associated with our manufacturing facility.   These increases in net cash used in investing activities were offset by the receipt of $150,000 in net security deposits from GE Capital Corporation during the current period upon the payment in full of various note payable amounts.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $3,061,000 to $20,596,000 for the nine months ended January 31, 2008 compared to net cash provided of $17,535,000 for the nine months ended January 31, 2007.  Net cash provided by financing activities during the nine months ended January 31, 2008 was primarily due to proceeds received under a security purchase agreement whereby we sold and issued a total of 30,000,000 shares of our common stock in exchange for net proceeds of $20,859,000, which was supplemented with net proceeds of $73,000 from the exercise of stock options and warrants.  Net cash provided by financing activities during the nine months ended January 31, 2007 was primarily due to net proceeds received from the sale of our common stock under a security purchase agreement in the amount of $12,970,000 supplemented with net proceeds of $4,895,000 from the exercise of stock options and warrants.

Commitments

At January 31, 2008, we had no material capital commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.  Based on our overall interest rate exposure at January 31, 2008, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.  Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2008, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2008.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On January 12, 2007, we filed a complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”).  The lawsuit alleges that CTL has breached various agreements with the Company by (i) failing to pay to the Company its contractual share of the proceeds received by CTL when it formed a joint venture with a company in China involving the Company’s technology that had been licensed to CTL pursuant to an earlier agreement (the “Agreement”), (ii) failing to procure a sublicense with the company in China prior to transferring the Company’s technology to such company in China, and (iii) failing to provide the Company with access to books and records, as required by the Agreement.  Based on early discovery, we amended the complaint on May 4, 2007 to include claims against Shanghai MediPharm and its related entities, and Alan Epstein, M.D alleging that these defendants collaborated to interfere with the Agreement by entering into an economic relationship between themselves and designed not to share profits and know-how with the Company in violation of the Agreement, including proprietary technologies that they developed and are required to share with the Company.  The Company is seeking unspecified damages and declaratory relief with respect to the termination of the Agreement with CTL, the exclusion of certain technology from the Agreement, and an accounting of all monies, data and other items that should have been paid or given to the Company under the Agreement.

On March 28, 2007, CTL filed a cross-complaint, which it amended on May 30, 2007, alleging that the Company breached the Agreement, improperly terminated the Agreement, is interfering with CTL’s agreements with various MediPharm entities and is double-licensing the technology licensed to CTL to another party.  CTL’s cross-complaint, which seeks $20 million in damages, is in part predicated on the existence of a sublicense agreement between CTL and MediPharm.  We are challenging the cross-complaint on the basis that not only did CTL fail to allege an agreement with which the Company interfered, they have been unable to produce the alleged sublicense agreement with MediPharm despite our repeated demands.

On February 22, 2008, the MediPharm entities filed a cross-complaint alleging, as a third party beneficiary, that that the Company breached the Agreement by double-licensing the technology licensed to CTL to another party, intentionally interfered with a prospective economic advantage, and unjust enrichement.  MediPharm’s cross-complaint, which seeks $30 million in damages, is in part predicated on MediPharm being the “Chinese Sponsor” under the Agreement.  We will be objecting to the cross-complaint on several grounds.

In addition, Dr. Epstein has attempted to have our claims against him referred to binding Arbitration.  The Superior Court has declined his request and he is appealing that decision to the Court of Appeal.

The discovery phase on the aforementioned cases is ongoing.  Until we complete the discovery phase and our objections are considered, we cannot estimate the magnitude of the claims of the parties against each other or probable outcome of the litigation.

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

At January 31, 2008, we had approximately $20.1 million in cash and cash equivalents.  We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development.

Revenues earned by Avid during the nine months ended January 31, 2008 and 2007 amounted to $5,146,000 and $1,381,000, respectively.  We expect that Avid will continue to generate revenues which should partially offset our consolidated cash flows used in operations, although we expect those near term revenues will be insufficient to cover total anticipated cash flows used in operations.  In addition, revenues from the sale and/or licensing of our products under development are always uncertain.  Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations beyond October 2008 based on our current projections.

We currently expect our monthly negative cash flow to continue for the foreseeable future due to the anticipated increase in clinical trials, including trials associated with bavituximab for the treatment of both solid tumors and hepatitis C virus (“HCV”) infection and trials associated with Cotara® for the treatment of brain cancer.

We plan to obtain any necessary funding to support the costs of our clinical and pre-clinical programs through one or more methods including either equity or debt financing and/or negotiating additional licensing or collaboration agreements for our technology platforms.  In addition, our wholly owned subsidiary Avid Bioservices, Inc., represents an additional asset in our portfolio and we are actively pursuing strategic alternatives for Avid as a means of raising additional capital.  As of January 31, 2008, we had an aggregate of approximately 5,031,000 shares available under our existing Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  However, there can be no assurances that we will be successful in raising such funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred during the past three fiscal years and during the nine months ended January 31, 2008:

Net Loss
Nine months ended January 31, 2008 (unaudited)	$17,017,000
Fiscal Year 2007	$20,796,000
Fiscal Year 2006	$17,061,000
Fiscal Year 2005	$15,452,000

As of January 31, 2008, we had an accumulated deficit of $224,677,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of January 31, 2008, we had approximately 226,211,000 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 21,444,009 additional shares of our common stock that are reserved for future issuance under our shelf registration statements, stock option plans and for outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved for issuance under two effective shelf registration statements	5,030,634
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants under our stock incentive plans	16,053,375
Common shares issuable upon exercise of outstanding warrants	360,000
Total	21,444,009

In addition, the above table does not include shares of common stock that we have available to issue from the registration statement we filed during January 2007 on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

Of the total warrants and options outstanding as of January 31, 2008, approximately 4,194,000 options would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at January 31, 2008.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2007, and our three fiscal quarters ended January 31, 2008:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2008
Quarter Ended January 31, 2008	$0.65	$0.35	3,111	140
Quarter Ended October 31, 2007	$0.79	$0.54	2,631	169
Quarter Ended July 31, 2007	$1.40	$0.72	21,653	237
Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86	6,214	408
Quarter Ended January 31, 2007	$1.39	$1.09	4,299	203
Quarter Ended October 31, 2006	$1.48	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178
Fiscal Year 2005
Quarter Ended April 30, 2005	$1.64	$1.11	5,945	223
Quarter Ended January 31, 2005	$1.45	$0.99	6,128	160
Quarter Ended October 31, 2004	$1.96	$0.95	2,141	148
Quarter Ended July 31, 2004	$1.92	$0.88	1,749	131

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

●	announcements of technological innovations or new commercial products by us or our competitors;
●	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
●	our financial results or that of our competitors;
●	the offering and sale of shares of our common stock at a discount under an equity transaction;
●	published reports by securities analysts;
●	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
●	developments and/or disputes concerning our patent or proprietary rights;
●	regulatory developments and product safety concerns;
●	general stock trends in the biotechnology and pharmaceutical industry sectors;
●	public concerns as to the safety and effectiveness of our products;
●	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
●	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On July 25, 2007, we received a deficiency notice from The Nasdaq Stock Market notifying us that we had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as set forth above.  According to the Nasdaq notice, we were automatically afforded an initial “compliance period” of 180 calendar days, or until January 22, 2008, to regain compliance with this requirement.  Although we did not achieve  compliance with the minimum closing bid price requirement after the initial 180 calendar day period, on January 22, 2008, we received a letter from the Nasdaq Stock Market providing us with the additional “compliance period” of 180 calendar days, or until July 21, 2008, to regain compliance.  In order to regain compliance with the minimum closing bid price, the closing bid price of our common stock must be $1.00 or more for at least 10 consecutive trading days.  If we are not able to demonstrate compliance with the minimum bid price rule by July 21, 2008, the company would be notified by the Nasdaq Stock Market that our common stock will be delisted. If that were to occur, we would have the opportunity to appeal the determination to delist our common stock and we intend to pursue all available options to ensure our continued listing on the Nasdaq Stock Market.  Although we currently meet all other Nasdaq listing requirements, the market price of our common stock has generally been highly volatile and we cannot guarantee that we will be able to regain compliance with the minimum closing bid price requirement within the required compliance period.  If we fail to regain compliance with the minimum closing bid price requirement or fail to comply with any other The Nasdaq Capital Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

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

Our development of current and future product candidates is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies.  These risks include:

●	delays in product development, clinical testing or manufacturing;
●	unplanned expenditures in product development, clinical testing or manufacturing;
●	failure in clinical trials or failure to receive regulatory approvals;
●	emergence of superior or equivalent products;
●	inability to manufacture on our own, or through others, product candidates on a commercial scale;
●	inability to market products due to third party proprietary rights; and
●	failure to achieve market acceptance.

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

●	obtaining regulatory approval to commence a clinical trial;
●
reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	slower than expected rates of patient recruitment due to narrow screening requirements;
●	the inability of patients to meet FDA or other regulatory authorities imposed protocol requirements;
●	the inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
●	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
●	the need or desire to modify our manufacturing processes;
●	the inability to adequately observe patients after treatment;
●	changes in regulatory requirements for clinical trials;
●	the lack of effectiveness during the clinical trials;
●	unforeseen safety issues;
●	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and
●	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

We are presently conducting clinical trials in India and the Republic of Georgia.  Our ability to successfully initiate, enroll and complete a clinical trial in either country, or in any future foreign country in which we may initiate a clinical trial, are subject to numerous risks unique to conducting business in foreign countries, including:

●	difficulty in establishing or managing relationships with clinical research organizations and physicians;
●	different standards for the conduct of clinical trials and/or health care reimbursement;
●	our inability to locate qualified local consultants, physicians, and partners;
●	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical products and treatment; and
●	general geopolitical risks, such as political and economic instability, and changes in diplomatic and trade relations.

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

If We Successfully Develop Products But Those Products Do Not Achieve And Maintain Market Acceptance, Our Business Will Not Be Profitable.

Even if bavituximab, Cotara®, or any future product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

●	our ability to provide acceptable evidence of safety and efficacy;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects;
●	availability of alternative treatments;
●	pricing and cost effectiveness;
●	effectiveness of our or our collaborators’ sales and marketing strategy; and
●	our ability to obtain sufficient third-party insurance coverage or reimbursement.

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

If We Cannot License Or Sell Cotara®, It May Be Delayed Or Never Be Further Developed.

We have completed Phase I and Phase I/II studies with Cotara® for the treatment of brain cancer.  In addition, we are currently conducting a dose confirmation and dosimetry clinical trial in patients with recurrent glioblastoma multiforme (“GBM”) in the U.S.  In June 2007, we opened enrollment in a Phase II safety and efficacy study in India using a single administration of the drug through an optimized delivery method.  Taken together, the current U.S. study along with data collected from the Phase II safety and efficacy study in India should provide the safety, dosimetry and efficacy data that will support the final design of the larger Phase III study.  Once we complete these two Cotara® studies for the treatment of GBM, substantial financial resources will be needed to complete the final part of the trial and any additional supportive clinical studies necessary for potential product approval.  We do not presently have the financial resources internally to complete the larger Phase III study.  We therefore intend to continue to seek a licensing or funding partner for Cotara®, and hope that the data from the U.S. and the Phase II study in India will enhance our opportunities of finding such partner.  If a partner is not found for this technology, we may not be able to advance the project past its current state of development.  Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based oncology drug, we may not find a suitable partnering candidate for Cotara®.  We also cannot ensure that we will be able to find a suitable licensing partner for this technology.  Furthermore, we cannot ensure that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

Our Dependency On Our Radiolabeling Suppliers May Negatively Impact Our Ability To Complete Clinical Trials And Market Our Products.

We have procured our antibody radioactive isotope combination services (“radiolabeling”) for Cotara® with Iso-tex Diagnostics, Inc. for all U.S. clinical trials and with the Board of Radiation & Isotope Technology (“BRIT”) for our Phase II study in India.  If either of these suppliers is unable to continue to qualify its respective facility or radiolabel and supply our antibody in a timely manner, our current clinical trials using radiolabeling technology could be adversely affected and significantly delayed.  While there are other suppliers for radioactive isotope combination services in the U.S., our clinical trial would be delayed for up to twelve to eighteen months because it may take that amount of time to certify a new facility under current Good Manufacturing Practices and qualify the product, plus we would incur significant costs to transfer our technology to another vendor.  In addition, the number of facilities that can perform these radiolabeling services is very limited.  Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services.  An antibody that has been combined with a radioactive isotope, such as Iodine-131, cannot be stored for long periods of time, as it must be used within one week of being radiolabeled to be effective.  Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials conducted by us or a potential licensing partner.

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

We may also encounter problems with the following:

●	production yields;
●	quality control and quality assurance;
●	shortages of qualified personnel;
●	compliance with FDA or other regulatory authorities regulations, including the demonstration of purity and potency;
●	changes in FDA or other regulatory authorities requirements;
●	production costs; and/or
●	development of advanced manufacturing techniques and process controls.

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

Our patent position is generally uncertain and involves complex legal and factual questions.  Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical fields are still evolving.  Accordingly, the degree of future protection for our patent rights is uncertain.  The risks and uncertainties that we face with respect to our patents include the following:

●	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;
●	the claims of any patents that issue may not provide meaningful protection;
●	we may be unable to develop additional proprietary technologies that are patentable;
●	the patents licensed or issued to us may not provide a competitive advantage;
●	other parties may challenge patents licensed or issued to us;
●
disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, corporate partners and other scientific collaborators; and

●	other parties may design around our patented technologies.

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

Because Cotara® targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease.  Some products in development may compete with Cotara® should they become approved for marketing.  These products include, but are not limited to:  Neuradiab, a radiolabeled anti-tenascin monoclonal antibody sponsored by Bradmer Pharmaceuticals, CDX-110, a peptide vaccine under development by Celldex, cilengitide in newly diagnosed GBM patients being evaluated by Merk KGaA, and cediranib for patients with recurrent GBM being developed by AstraZeneca.  In addition, oncology products marketed for other indications such as Gleevec® (Novartis), Tarceva® (Genentech/OSI), Avastin® (Genentech) and Nexavar® (Bayer), are being tested in clinical trials for the treatment of brain cancer.

Bavituximab for the treatment of advanced solid cancers is currently in a Phase I clinical trial in the U.S.  In addition, during November 2007, we announced that our Phase II protocol filed in the Republic of Georgia received approval to treat patients with breast cancer in combination with chemotherapy.  In January 2008, this Phase II study was open for enrollment.  We also recently received approval during January 2008 for two separate Phase II protocols filed in India to treat patients with non-small cell lung cancer in combination with chemotherapy and patients with breast cancer in combination with chemotherapy.  There are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® and Herceptin® by Biogen Idec Inc. and Genentech, Inc., and Vectibix™ by Amgen.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we have completed Phase Ia single-dose and Phase Ib multiple dose clinical trials evaluating bavituximab for the treatment of HCV.  We also initiated a Phase I study in HCV patients co-infected with HIV over a longer dosing period.  Bavituximab is a first-in-class approach for the treatment of HCV.  We are aware of no other products in development targeting phosphatidylserine as a potential therapy for HCV.  There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to:  Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough Corporation, and Pegasys® (pegylated interferon-alpha-2a), Copegus® (ribavirin USP) and Roferon-A® (interferon-alpha-2a), which are marketed by Roche Pharmaceuticals, and Infergen® (interferon alfacon-1) now marketed by Three Rivers Pharmaceuticals, LLC.  First line treatment for HCV has changed little since alpha interferon was first introduced in 1991.  The current standard of care for HCV includes a combination of an alpha interferon (pegylated or non-pegylated) with ribavirin.  This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression.  It is not uncommon for patients to discontinue alpha interferon therapy because they are unable to tolerate the side effects of the treatment.

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

●	no stockholder action may be taken without a meeting, without prior notice and without a vote; solicitations by consent are thus prohibited;
●	special meetings of stockholders may be called only by our Board of Directors; and
●
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

PEREGRINE PHARMACEUTICALS, INC.

Date: March 10, 2008	By:	/s/ STEVEN W. KING
Steven W. King
President and Chief Executive Officer,
Director

Date: March 10, 2008	By:	/s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized
to sign on behalf of the Registrant and principal
financial officer and chief accounting officer)