Form 10-K
period 2008-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2008-07-14
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $136,173,000 as of October 31, 2007. (1)

226,210,617
(Number of shares of common stock outstanding as of July 10, 2008)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2008.

(1) Excludes 2,976,758 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of October 31, 2007.

PEREGRINE PHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED APRIL 30, 2008

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

In addition, we own or have rights to the registered trademark Cotara® and Avid Bioservices, Inc.  All other company names, registered trademarks, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.

Item 1.    BUSINESS

We are a clinical stage biopharmaceutical company developing monoclonal antibodies for the treatment of cancer and hepatitis C virus (HCV) infection.  We are advancing three separate clinical programs with our first-in-class compounds bavituximab and Cotara® that employ our two platform technologies:  Anti-Phosphatidylserine (“Anti-PS”) therapeutics and Tumor Necrosis Therapy (“TNT”).

Our lead Anti-PS product, bavituximab, is being studied in two separate clinical trial programs for the treatment of various solid tumors and HCV infection.  We have completed a Phase Ib cancer trial assessing the safety and anti-tumor activity of bavituximab administered in combination with chemotherapy in patients with solid cancers and announced top-line results in May 2007.  Data gathered from that Phase Ib study was utilized in the design of three separate Phase II trials of bavituximab in combination with chemotherapy for the treatment of solid tumors.  Two of the trials are designed to evaluate the combination of bavituximab and chemotherapy in patients with advanced breast cancer and the third trial is designed to evaluate bavituximab in combination with chemotherapy in patients with non-small cell lung cancer (NSCLC).  In addition, a Phase I safety trial evaluating bavituximab as monotherapy in patients with advanced solid cancers is continuing in the U.S.  For the anti-viral program, we have completed two Phase I studies of bavituximab as monotherapy in patients with chronic HCV infection, and we are currently dosing patients in a third Phase I clinical study to evaluate the safety, pharmacokinetics and anti-viral activity of bavituximab over a longer dosing period in patients co-infected with HCV and the human immunodeficiency virus (“HIV”).

Our lead TNT technology product candidate, Cotara®, is a monoclonal antibody conjugated to a radioisotope that is being assessed in clinical trials for the treatment of glioblastoma multiforme (GBM), a deadly form of brain cancer.  We have completed a number of clinical trials of Cotara having treated in excess of 85 patients with advanced solid cancers.  Positive data from these prior trials provided the foundation for the two Cotara brain cancer studies currently underway:  A Phase II clinical trial is enrolling patients to assess the safety and anti-tumor activity of Cotara in GBM patients at first relapse.  In addition, we are continuing to enroll patients in a dose confirmation and dosimetry trial in patients with recurrent GBM to further characterize the distribution characteristics of Cotara and to assess safety and anti-tumor activity.

The following table summarizes our current clinical trial programs:

Product	Indication	Trial Design	Trial Status
Bavituximab	Solid tumor cancers	Phase I monotherapy repeat dose safety study designed to treat up to 28 patients.	Patient enrollment is continuing in this study.
Bavituximab plus docetaxel	Advanced breast cancer
Phase II study designed to treat up to 15 patients initially.  Study may be expanded to treat up to a total of 46 patients if six or more objective tumor responses are observed in the initial 15 patients.

Patient enrollment for the first 15 patients is complete and the pre-defined primary endpoint of six or more objective tumor responses was achieved with seven of fourteen evaluable patients achieving objective tumor response at the first eight week evaluation point.  The design of the clinical trial now allows for an additional 31 study patients to be enrolled.  Patients are continuing to be monitored for secondary endpoints.

Bavituximab plus carboplatin and paclitaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study may be expanded to treat up to a total of 46 patients if promising results are observed in the initial 15 patients.	Patient enrollment is expected to begin shortly in this trial.
Bavituximab plus carboplatin and paclitaxel	Non-small cell lung cancer (NSCLC)	Phase II study designed to treat 21 patients initially. Study may be expanded to treat up to a total of 49 patients if promising results are observed in the initial 21 patients.	Patient enrollment was initiated in June 2008 and enrollment is continuing.
Cotara	Glioblastoma multiforme (GBM)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.	Study enrollment is continuing in this study.
Cotara	Glioblastoma multiforme (GBM)	Phase II safety and efficacy study to treat up to 40 patients at first relapse.	Study enrollment is continuing in this study.
Bavituximab	Chronic hepatitis C virus (“HCV”) infection co-infected with HIV	Phase Ib repeat dose safety study designed to treat up to 24 patients.	Study enrollment is continuing in this study.

In addition to our clinical programs, we have a number of earlier-stage technologies that are potential candidates for partnering.  These programs include potential new therapeutics, vaccine adjuvants and diagnostic agents.

In addition to our research and development efforts, we operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices®, Inc. (“Avid”).  Avid provides contract manufacturing services for biotechnology and biopharmaceutical companies on a fee-for-service basis, from pre-clinical drug supplies up through commercial-scale drug manufacture.  In addition to these activities, Avid provides critical services in support of Peregrine’s product pipeline including manufacture and scale-up of pre-clinical and clinical drug supplies.

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

Our Technology Platforms

Our three products in clinical trials fall under two technology platforms:  Anti-Phosphatidylserine (“Anti-PS”) technology and Tumor Necrosis Therapy (“TNT”) technology.

Anti-PS Technology Platform

Peregrine’s new class of anti-phosphatidylserine (“anti-PS”) therapeutics are monoclonal antibodies that target and bind to components of cells normally found only on the inner surface of the cell membrane.  This target is a specific phospholipid known as phosphatidylserine (“PS”).  PS becomes exposed on the outside of cells under stress conditions, including on the surface of tumor blood vessels and during certain viral infections.  Our first-in-class anti-PS therapeutic agent, bavituximab, is believed to help stimulate the body's immune defenses to destroy disease-associated cells that have exposed PS on their surface.  In addition to this direct effect, researchers believe that anti-PS therapies also have a secondary mechanism of action that occurs under certain stressful conditions at the cellular level.  This secondary mechanism involves the immunosuppressive effects of PS molecules expressed on the surface of the cell, which act to dampen the body’s normal immune response.  By binding to the PS molecule and blocking its effects, agents such as bavituximab may have the potential to turn-off this immunosuppressive signal, allowing the immune system to generate a robust immune response.

Tumor Necrosis Therapy (“TNT”) Technology Platform

Our TNT technology uses monoclonal antibodies that target and bind to DNA and associated histone proteins released by the dead and dying (“necrotic”) cells found at the core of solid tumors.  Most solid tumors develop this core of necrotic cells due to the lack of oxygen and nutrients at their center.   This makes the necrotic center of tumors an abundant but selective target for TNT-based monoclonal antibodies.  Similar to a guided missile, TNT antibodies are also capable of carrying a variety of therapeutic agents into the interior of these tumors, including radioisotopes and chemotherapeutic agents, which then kill the neighboring tumor cells from the inside out, while sparing healthy tissue.  Our most advanced TNT product, Cotara, is an antibody attached to the radioactive isotope, Iodine 131.

Our Products in Clinical Trials

Bavituximab for the Treatment of Solid Tumors

Scientists working with Peregrine have determined that the Anti-PS target for bavituximab becomes specifically exposed on tumor blood vessels.  In pre-clinical cancer studies a bavituximab equivalent (a mouse version of the human antibody) has demonstrated promising anti-tumor activity as a stand-alone treatment for the treatment of breast, prostate and pancreatic tumors.  Researchers have shown in pre-clinical studies that common cancer treatments such as chemotherapy and radiation therapy stress the cells that line the tumor blood vessels and thereby increase the exposure of the PS target on tumor blood vessels and significantly enhanced the anti-tumor effects of either agent alone.

On May 31, 2007, we reported positive top-line results from the Phase Ib open label trial.  This trial, which was conducted in India, was designed to assess the safety and tolerability of up to eight weekly doses of bavituximab given in combination with standard chemotherapy regimens including docetaxel, gemcitabine and carboplatin/paclitaxel in 12 patients with late stage cancer who had failed prior therapy.  Patients in the trial were also assessed for tumor response, although efficacy assessments were not formal endpoints of the study.  Patients were evaluated for tumor response according to Response Evaluation Criteria in Solid Tumors (RECIST) parameters, receiving CT or MRI scans prior to therapy and at the end of the combination treatment course.  In these patients, the safety profile of bavituximab in combination with chemotherapy appeared similar to that seen in advanced cancer patients undergoing chemotherapy alone.  The combination of bavituximab and chemotherapy showed positive signs of clinical activity, achieving objective tumor response or stable disease in 50% of the patients who were evaluable for tumor response.  Patients receiving bavituximab in combination with gemcitabine had positive signs of clinical activity, with 75% achieving an objective tumor response or stable disease, while 50% of patients receiving bavituximab with carboplatin/paclitaxel also achieved an objective tumor response.  Tumor types in the trial included cancers of the breast, lung and ovary, among others.

Clinical data gathered from the Phase Ib study was utilized in the design of three separate Phase II bavituximab studies.  These trials all have a two-stage design. An initial cohort of patients is first enrolled, dosed and evaluated and then the study may be expanded if a sufficient number of patients in the initial cohort meet the primary endpoint and the safety profile is positive.  The primary endpoint of the Phase II studies is to assess overall response rate to the combination of bavituximab and chemotherapy.  Secondary objectives include measuring time to tumor progression, duration of response, overall patient survival and safety parameters.  Tumor responses in all of the studies are being evaluated using Response Evaluation Criteria in Solid Tumors (RECIST) parameters.  The trials are being conducted according to International Conference on Harmonization (ICH) and Good Clinical Practices (GCP) standards.

The first bavituximab Phase II trial was initiated in January 2008 in advanced breast cancer patients.  Patients in this trial are being treated with the combination of bavituximab and the chemotherapeutic agent docetaxel, a chemotherapy drug commonly used in the treatment of breast cancer.  We have completed enrollment in the initial cohort of 15 patients in the Republic of Georgia.  On July 2, 2008, we announced that we met the pre-specified primary endpoint of six or more objective tumor responses in the initial 15 patients.  Fourteen of the 15 patients enrolled in Stage 1 were deemed evaluable for tumor response, with seven achieving partial tumor responses and seven having stable disease at week eight according to Response Evaluation Criteria in Solid Tumors (RECIST) criteria.  Patients may continue to receive bavituximab as long as the cancer does not progress and side effects are acceptable.  The design of the clinical trial now allows for an additional 31 study patients to be enrolled.

Patient enrollment in a second bavituximab Phase II trial was initiated in June 2008 in India using bavituximab in combination with the chemotherapeutic agents carboplatin and paclitaxel in patients with non-small cell lung cancer (NSCLC).  The study is designed to assess the combination therapy in 21 patients initially, and could be expanded to include up to an additional 28 patients if promising results are seen in the first cohort.  Patients may continue to receive bavituximab as long as the cancer does not progress and side effects are acceptable.

A third bavituximab Phase II trial for advanced breast cancer patients is expected to begin shortly in India.  Patients will be treated with the combination of bavituximab and chemotherapeutic agents carboplatin and paclitaxel.  Fifteen patients will be enrolled in the first cohort and the study can then be expanded to include up to an additional 31 patients if promising results are observed.  Patients may continue to receive bavituximab as long as the cancer does not progress and side effects are acceptable.

In addition to our three Phase II bavituximab cancer trials, we are currently enrolling patients in a multi-center Phase I monotherapy trial in the U.S. for which most solid cancer types are eligible for enrollment.  The clinical trial is designed to enroll up to 28 patients with advanced solid tumors that no longer respond to standard cancer treatments.  The objectives of this open-label, single and repeat dose escalation study are to determine the safety and tolerability of bavituximab administered intravenously to patients with advanced cancer; characterize the pharmacokinetic profile of bavituximab and define the dose-limiting toxicities, maximum tolerated dose and/or maximum effective dose of bavituximab.  Patients who demonstrate an objective response to therapy may be offered continued treatment with an extension protocol.  Patient screening and enrollment are currently ongoing.

We originally experienced delays in enrolling patients for this study, initially due to certain FDA mandated requirements in the study’s protocol which limited the number of cancer patients eligible for the study and the number of patients willing to participate in the study due to the length of time between treatments. We subsequently presented the FDA with data sufficient to allow us to amend the protocol and lessen such requirements as well as make other changes to the protocol in an effort to make it more appealing to both physicians and patients. While we are hopeful that such changes will enable us to increase the rate of patient enrollment, due to the competition with other cancer trials being conducted in the United States, we continue to face enrollment challenges in the United States.

Cotara® for the Treatment of Brain Cancer

Cotara®, our first Tumor Necrosis Therapy (“TNT”) based agent, is a monoclonal antibody targeting agent conjugated to Iodine 131, a therapeutic radioisotope that kills tumor cells near the site of localization.  Cotara binds to DNA and associated histone proteins that become accessible in dead and dying cells found at the core of tumors.  In prior clinical studies, Cotara has demonstrated encouraging results in patients with advanced brain cancer.  One study demonstrated a 58% increase in expected median survival time in a group of patients suffering from recurrent glioblastoma multiforme (“GBM”) who were treated with Cotara at the anticipated therapeutic dose being used in current studies.  This was considered a promising development in this serious and deadly disease.

Cotara is currently in a dose confirmation and dosimetry clinical trial for the treatment of recurrent GBM at several clinical sites in the U.S.  The multi-center open label study is designed to treat up to 12 GBM patients who have recurrent disease.  Patients are receiving Cotara by convection-enhanced delivery (CED), a National Institute of Health (NIH)-developed technique that delivers the agent to the tumor with great precision.  The study’s main objectives are to confirm the dose limiting toxicities and maximum tolerated dose and to characterize the biodistribution and radiation dosimetry of Cotara.

On August 2, 2007, Peregrine announced first patient dosing in a Phase II trial in India to assess Cotara in up to 40 GBM patients who have experienced a first relapse.  This study, which is ongoing, is expected to be an integral part of the overall Cotara brain cancer development program.  Patients receive a single infusion of the drug using the CED delivery method, and the study’s primary objective is to confirm the maximum tolerated dose of Cotara in these patients.  Secondary objectives include estimates of overall patient survival, progression-free survival and the proportion of patients alive at six months post-treatment.  The study is being conducted according to internationally accepted ICH (International Conference on Harmonization) and GCP (Good Clinical Practices) guidelines at multiple clinical centers.  Patient enrollment and dosing are ongoing.

Taken together, the study results from Peregrine’s two ongoing Cotara trials should provide the safety, dosimetry and initial efficacy data needed to support the design of the Phase III study.  Cotara has been granted FDA orphan drug status and fast track designation for the treatment of GBM.

We have experienced delays in both these studies for reasons outside our control.  The dose confirmation and dosimetry trial was originally co-sponsored and primarily managed by the NCI-funded New Approaches to Brain Tumor Therapy (NABTT) consortium.  Due to funding reductions at NABTT, within the last year, we have assumed full sponsorship and control of the trial and initiated several additional clinical trial centers.  The phase II India study initially experienced regulatory delays due to the serial nature of manufacturing and clinical trial approvals as well as changes in key personnel at the Drug Controller General office.  Additionally, we have had to invest in institutional infrastructure and coordination at the clinical site level in order to enroll patients.  While we are hopeful that such changes will enable us to increase the rate of patient enrollment in both of these studies, we expect to continue facing enrollment challenges.

Bavituximab for the Treatment of HCV Infection

Bavituximab is a monoclonal antibody that targets and binds to PS.  Our researchers and collaborators have discovered that PS, the target for bavituximab, becomes exposed on the surface of a broad class of viruses known as enveloped viruses, as well as on the cells they infect.  These pathogens are responsible for about half of all human viral diseases, including hepatitis C virus (HCV), influenza, human immunodeficiency virus (HIV), cytomegalovirus (CMV) and other virus strains that cause serious and life-threatening conditions.  Scientists studying bavituximab believe the drug’s mechanism of action may help stimulate the body's natural immune defenses to destroy both the virus particles and the cells they infect.  Since the target for bavituximab is only exposed on diseased cells, healthy cells should not be affected by bavituximab.

We filed the first Investigational New Drug (“IND”) application for bavituximab for the treatment of chronic hepatitis C virus (“HCV”) infection in April 2005.  Peregrine initiated and completed a Phase Ia single dose escalation study in thirty (30) patients chronically infected with HCV who had failed prior therapies.  The primary goal of the Phase Ia study was to assess the safety and pharmacologic profile of bavituximab in patients with chronic HCV infection.  Changes in viral load, measured as serum HCV RNA levels, were also monitored.  In the study, 30 patients with chronic HCV infection were administered one of five doses of bavituximab including 0.1, 0.3, 1, 3 and 6 milligrams per kilogram (mg/kg) of body weight.  After a single dose of bavituximab, among the patients administered 1, 3 and 6 mg/kg doses, 50% achieved a maximum peak reduction in serum HCV levels of greater than 75% (0.6 log), with one patient having a maximum peak 97% (1.5 log) reduction.  In this study, approximately 90% of the subjects were infected with the genotype 1 form of HCV, which is the most common and difficult-to-treat strain of the virus.  At all five dose levels, bavituximab appeared to be safe and well tolerated with no dose-limiting toxicities or serious adverse events.  Reported adverse events were mostly mild, infrequent, transient and likely not drug-related.  We reported initial results of this study on June 7, 2006 and final results were presented at the annual meeting of the American Association for the Study of Liver Diseases in Boston, MA on October 30, 2006.

These results supported the initiation and completion of a Phase Ib repeat dose HCV trial during fiscal year 2007.  In November 2007, at the 58th Annual Meeting of the American Association for the Study of Liver Disease (AASLD), we presented results from the Phase Ib repeat dose HCV trial.  The primary objective of the Phase Ib study was to determine the safety, distribution and pharmacokinetic properties of multiple doses of single agent bavituximab in patients with chronic HCV infection.  Changes in viral load, measured as serum HCV RNA levels, were also monitored.  Twenty-four patients (four cohorts of six patients each) were enrolled in the study, with each cohort scheduled to receive four doses of bavituximab over a 14-day period.  Patients received twice-weekly doses of bavituximab at escalating dose levels of 0.3, 1, 3 or 6 mg/kg of body weight.  Patients in all cohorts were followed for 12 weeks.  The results indicate that bavituximab was generally safe and well-tolerated, with no dose-limiting toxicities or serious adverse events reported.  Anti-viral activity (decline of greater than or equal to 0.5 log10 reduction in HCV RNA) was observed at all dose levels.  In the study, 83% of patients at the 3 mg/kg dose level demonstrated a maximum peak reduction in HCV RNA levels of at least a 75% (0.6 log), with an average of an 84% (0.8 log) peak reduction for those patients.

Based on the data from these earlier HCV clinical studies and on pre-clinical data indicating the potential of bavituximab to bind to HIV and HIV-infected cells, Peregrine advanced bavituximab into a trial in HCV patients co-infected with HIV.  On October 10, 2007, Peregrine announced the dosing of the first patient in this trial.  Patient enrollment and dosing is currently ongoing.  The study is an open-label, dose escalation study designed to assess the safety and pharmacokinetics of bavituximab in up to 24 patients chronically infected with HCV and HIV.  Patient cohorts are receiving ascending dose levels of bavituximab weekly for up to 8 weeks.  HCV and HIV viral titers and other biomarkers are being tracked, although they are not formal study endpoints.  In the U.S. alone, an estimated 300,000 individuals are co-infected with HIV and HCV, representing up to 30% of all HIV-infected patients.  Co-infected patients have been shown to have a lower response to current HCV regimens and the adverse effects of these regimens can be especially problematic for some HIV patients.

We also have worked with top academic researchers and research organizations to study the potential use of bavituximab to treat other viral infections.  These pre-clinical programs have primarily focused on evaluating the potential of bavituximab and other anti-PS antibodies in viral infections with significant economic impact including HIV, influenza and CMV, as well as biodefense applications.  The promising results of these pre-clinical studies have contributed to Peregrine’s understanding of the mechanism of action of bavituximab and its broad potential in viral indications.

Government Contract With The Defense Threat Reduction Agency

On June 30, 2008, we were awarded a five-year contract worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (TMTI) of the U.S. Department of Defense's Defense Threat Reduction Agency (DTRA).  In pre-clinical animal models, bavituximab has demonstrated encouraging anti-viral activity as a potential treatment for viral hemorrhagic fevers.  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $5 million appropriated immediately for the current federal fiscal year ending September 30, 2008.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period.  Work under this contract commenced on June 30, 2008.

Earlier-Stage Technologies / Pre-Clinical Studies

We have historically developed several earlier stage technologies including Vasopermeation Enhancement Agents (“VEAs”) that are intended to be used as an adjuvant to improve the performance of standard cancer drugs, Anti-Angiogenesis Agents, and Vascular Targeting Agents (“VTAs”), that complement our other anti-cancer platforms.  In order to focus our efforts and resources on our current clinical programs, we have curtailed our efforts in developing these pre-clinical programs and we are actively seeking partners to further develop these technologies.

In addition, we also conduct pre-clinical studies relevant to bavituximab and our anti-PS technology platform.  Positive scientific results were reported on a number of these programs in fiscal year 2008.

In September 2007, a study published in Clinical Cancer Research confirmed the potential of bavituximab combined with radiation in lung cancer, showing that a bavituximab equivalent combined with radiation reduced tumor growth by 80% in a mouse lung cancer model. The study also confirmed key aspects of bavituximab's mechanism of action in combination with radiation therapy.

On April 15, 2008 at the 2008 Annual Meeting of the American Association for Cancer Research (AACR), Peregrine reported that pre-clinical study results confirmed a unique mechanism by which bavituximab is thought to affect the tumor microenvironment and contribute to its anti-tumor efficacy.  The research showed similar effects for bavituximab and for PGN635, a fully human version of the bavituximab antibody.  In the in vitro and in vivo studies, Peregrine researchers showed that both bavituximab and PGN635 cause the destruction of targeted cells. They demonstrated that by blocking the anti-inflammatory signals of the phosphatidylserine found on the surface of targeted cells, these anti-PS antibodies could create a unique tumor microenvironment, by enhancing production of pro-inflammatory cytokines and decreasing production of anti-inflammatory cytokines.  In addition, the studies showed that similar to bavituximab, PGN635 localizes to tumors but not to healthy tissue.

At the 2008 AACR meeting, Peregrine also reported pre-clinical study results demonstrating the vaccine-like ability of immunocytokine proteins combining its anti-PS antibodies and cytokines, such as IL-2, to generate robust and protective immune responses in a highly aggressive mouse brain cancer model.  Eighty percent of the mice receiving prophylactic pre-treatment with irradiated breast cancer and immunocytokine cells did not develop any tumors and remained tumor-free through 270 days post-treatment, while all of the control animals receiving irradiated breast tumor cells alone developed lethal tumors.

Peregrine also reported pre-clinical study results at the 2008 AACR meeting demonstrating that a mouse equivalent of Peregrine's bavituximab, administered in combination with the chemotherapeutic agent docetaxel, demonstrated excellent signs of efficacy in a model of hormone-refractory prostate cancer.  This data confirmed and extended the results of previous studies of Peregrine's anti-PS antibodies in models of prostate cancer.  Researchers reported that in a mouse model of hormone-refractory prostate cancer, the combination of the bavituximab equivalent antibody and docetaxel significantly decreased the growth of tumors, eliminated detectable metastases and prevented tumor re-growth.  Survival time was more than doubled in animals receiving combination therapy compared to controls, and was substantially longer than the survival of animals treated with either therapy alone. This increase in anti-tumor efficacy and anti-metastatic activity was achieved with no apparent increase in toxicity compared to docetaxel alone.

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

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara®.  Under the terms of the agreement, we will pay a royalty on net sales of any products we market that utilize the underlying technology.  In the event a product is approved and we or Lonza do not manufacture Cotara®, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.

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

Under our in-licensing agreements relating to the Anti-PS Immunotherapeutics technology, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales and/or a percentage of sublicense income.  Our aggregate future milestone payments under the above in-licensing agreements are $6,850,000 assuming the achievement of all development milestones under the agreements through commercialization of products, of which, $6,400,000 is due upon approval of the first Anti-PS Immunotherapeutics product.  In addition, under one of the agreements, we are required to pay future milestone payments upon the completion of Phase II clinical trial enrollment in the amount of 75,000 pounds sterling, the amount of which will continue as an annual license fee thereafter, plus a royalty on net sales of any products that we market that utilize the underlying technology.  In the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.

During fiscal years 2008 and 2006, we expensed $50,000 and $450,000, respectively under in-licensing agreements covering our Anti-PS Immunotherapeutics technology platform, which is included in research and development expense.  We did not incur any milestone related expenses during fiscal year 2007.

Out-Licensing Collaborations

In addition to internal product development efforts and related licensing collaborations, we remain committed to our existing out-licensing collaborations and the pursuit of select partnerships with pharmaceutical, biopharmaceutical and diagnostic companies based on our broad intellectual property position.  The following represents a summary of our key out-licensing collaborations:

During September 1995, we entered into an agreement with Cancer Therapeutics, Inc., a California corporation, whereby we granted to Cancer Therapeutics Laboratories, Inc. (“CTL”) the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China.  In addition, we are entitled to receive 50% of the distributed profits received by Cancer Therapeutics, Inc. from the Chinese pharmaceutical company.  Cancer Therapeutics, Inc. has the right to 20% of the distributed profits under the agreement with the Chinese pharmaceutical company.  During March 2001, we extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016.  In exchange for this extension, Cancer Therapeutics, Inc. agreed to pay us ten percent (10%) of all other consideration received by Cancer Therapeutics, Inc. from the Chinese pharmaceutical company, excluding research funding.  During January 2007, we filed a lawsuit against CTL alleging various breaches of contract under the agreement.  The lawsuit is currently in the discovery phase as further discussed in Part I, Item 3 under “Legal Proceedings” of this Annual Report.  Through fiscal year ended April 30, 2008, we have not received any amounts under the agreement.

During October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our TNT technology for use in the application of cytokine fusion proteins.  During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale.  Under the terms of the agreement, we would receive a royalty on net sales if a product is approved under the agreement.  Merck KGaA has not publicly disclosed the development status of its program.

During February 2007, we entered into an amended and restated license agreement with SuperGen, Inc. (“SuperGen”) revising the original licensing deal completed with SuperGen in February 2001, to license a segment of our VTA technology, specifically related to certain conjugates of vascular endothelial growth factor (“VEGF”).  Under the terms of the amended and restated license agreement, we will receive annual license fees of up to $200,000 per year payable in cash or SuperGen common stock until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology.  In addition, we could receive up to $8.25 million in future payments based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement, as amended.  We could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen.  As of April 30, 2008, SuperGen has not filed an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology.

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

Contract Manufacturing Services

During January 2002, we commenced the operations of our wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”), which was formed from the facilities and expertise of Peregrine.  Avid provides an array of contract manufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices (“cGMP”).  Avid’s current manufacturing capacity includes the following four bioreactors:  1,000 liter, 300 liter, 100 liter and 22.5 liter.

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

Avid provides an array of services for Peregrine as well as working with a variety of companies in the biotechnology and pharmaceutical industries.  Even though much of the process is very technical, knowledge of the process should assist you in understanding the overall business and complexities involved in cGMP manufacturing.  The manufacturing of monoclonal antibodies and recombinant proteins under cGMP is a complex process that includes several phases before the finished drug product is released for clinical or commercial use.  The first phase of the manufacturing process is to receive the production cell line (the cells that produce the desired protein) and any available process information from the client.  The cell line must be adequately tested according to FDA guidelines by an outside laboratory to certify that it is suitable for cGMP manufacturing.  This testing generally takes between one and three months to complete, depending on the necessary testing.  The cell line that is used may either be from a master cell bank (base cells from which all future cells will be grown), which is already fully tested or may represent a research cell line.  In the case of a research cell line, Avid can use the research cell line to produce master and working cell banks.  Clients often request further development through media screening and adaptation followed by small scale bioreactor process development in 1 to 5 liter bioreactor systems.  In parallel to the production of the master and working cell banks, the growth and productivity characteristics of the cell line may be evaluated in the process development labs.  The whole manufacturing process (master cell bank characterization, process development, assay development, raw materials specifications, test methods, downstream processing methods, purification methods, testing methods and final release specifications) must be developed and documented prior to the commencement of manufacturing in the bioreactors.  The second phase of the process is in the manufacturing facility.  Once the process is developed, pilot runs are generally performed using smaller scale bioreactors, such as the 22.5 liter bioreactor, in order to verify the process.  Once the process is set, a pilot run or full scale runs will be performed to finalize manufacturing batch records.  Material produced during these runs is often used for toxicology studies.  After completing the pilot batch run(s), full-scale cGMP manufacturing is typically initiated.  Once the cGMP run(s) is completed, batch samples are sent to an outside lab for various required tests, including sterility and viral testing.  Once the test results verify that the antibodies meet specifications, the product is released for clinical or commercial use.

Each product manufactured is tailored to meet the specific needs of Peregrine or the client.  Full process development from start to product release can take ten months or longer.  Research and development work can take from two months to over six months.  All stages of manufacturing can generally take from one to several weeks depending on the manufacturing method and process.  Product testing and release can take up to three months to complete.

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

To date, Avid has been audited and qualified by large, small, domestic and foreign biotechnology companies interested in the production of monoclonal antibodies for clinical trials and, as discussed below, commercial use. Additionally, Avid has been audited by the European Regulatory authorities, the United States Food and Drug Administration (“FDA”) and the California Department of Health.

In 2005, Avid was inspected by the FDA in a Pre-Approval Inspection (“PAI”) supporting a New Drug Application for commercial application by a client company.  The Los Angeles District FDA office recommended to Washington that the facility be approved as a site for the Active Pharmaceutical Ingredient (“API”) for the client company.  The client’s New Drug Application was in fact approved later in 2005 and includes Avid as the source of the API.  Avid is currently producing commercial product for the client company under this approved New Drug Application.

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

The activities required before a product may be marketed in the United States, such as Cotara® or bavituximab, are generally performed in the following sequential steps:

1.
Pre-clinical testing.  This generally includes evaluation of our products in the laboratory or in animals to determine characterization, safety and efficacy.  Some pre-clinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice.

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

During fiscal year 1999, the Office of Orphan Products Development of the FDA determined that Cotara® qualified for orphan designation for the treatment of recurrent glioblastoma multiforme and anaplastic astrocytoma (both brain cancers).  The 1983 Orphan Drug Act (with amendments passed by Congress in 1984, 1985, and 1988) includes various incentives that have stimulated interest in the development of orphan drug and biologic products.  These incentives include a seven-year period of marketing exclusivity for approved orphan products, tax credits for clinical research, protocol assistance, and research grants.  Additionally, legislation re-authorizing FDA user fees also created an exemption for orphan products from fees imposed when an application to approve the product for marketing is submitted.  A grant of an orphan designation is not a guarantee that a product will be approved.  If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another entity from receiving approval for the same or a similar drug for the same or other uses.

Cotara® was granted Fast Track designation by the FDA in fiscal year 2002 for the treatment of recurrent glioblastoma multiforme.  This designation facilitates the development and expedites the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.  The Fast Track mechanism is described in the Food and Drug Administration Modernization Act of 1997 (FDAMA). The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting a New Drug Application in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints.

Manufacturing and Raw Materials

Manufacturing.  We manufacture pharmaceutical-grade products to supply our clinical trials through our wholly owned subsidiary, Avid Bioservices®, Inc.  We have assembled a team of experienced scientific, production and regulatory personnel to facilitate the manufacturing of our antibodies, including Cotara® and bavituximab.

Our bavituximab product is shipped directly from our facility to the clinical trial sites or to contract research organizations that distribute the clinical trial materials to clinical sites.  Our TNT antibodies are shipped to a third party facility for radiolabeling (the process of attaching the radioactive agent, Iodine 131, to the antibody).  From the radiolabeling facility, Cotara® (the radiolabeled-TNT antibodies) is shipped directly to the clinical site for use in clinical trials.

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

No one has sued us for infringement and no third party has asserted their patents against us that we believe are of any merit.  However, there can be no assurances that such lawsuits have not been or will not be filed and, if so filed, that we will prevail or be able to reach a mutually beneficial settlement.  We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and development of therapeutic and diagnostic products.  We typically place restrictions in our agreements with third parties, which contractually restrict their right to use and disclose any of the Company's proprietary technology with which they may be involved.  In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees.  There can be no assurance, however, that others may not independently develop similar technology or that the Company's secrecy will not be breached.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid cancers.  There are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® and Herceptin® by Genentech, Inc., and Vectibix™ by Amgen.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we are evaluating bavituximab for the treatment of HCV.  Bavituximab is a first-in-class approach for the treatment of HCV.  We are aware of no other products in development targeting phosphatidylserine as a potential therapy for HCV.  There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to:  Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough Corporation, and Pegasys® (pegylated interferon-alpha-2a), Copegus® (ribavirin USP) and Roferon-A® (interferon-alpha-2a), which are marketed by Roche Pharmaceuticals, and Infergen® (interferon alfacon-1) now marketed by Three Rivers Pharmaceuticals, LLC.  First line treatment for HCV has changed little since alpha interferon was first introduced in 1991.  The current standard of care for HCV includes a combination of an alpha interferon (pegylated or non-pegylated) with ribavirin.  This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression.  It is not uncommon for patients to discontinue alpha interferon therapy because they are unable to tolerate the side effects of the treatment.

Future treatments for HCV are likely to include a combination of these existing products used as adjuncts with products now in development.  Later-stage developmental treatments include improvements to existing therapies, such as Albuferon™ (albumin interferon) from Human Genome Sciences, Inc. and Viramidine™ (taribavirin), a prodrug analog of ribavirin being developed by Valeant Pharmaceuticals International.  Other developmental approaches include, but are not limited to, protease inhibitors such as telaprevir from Vertex Pharmaceuticals Incorporated and boceprevir from Schering-Plough Corporation.

Research and Development

A major portion of our operating expenses to date is related to research and development.  Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) technology access and maintenance fees, including fees incurred under licensing agreements, (v) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (vi) other research and development expenses.  Research and development expenses were $18,279,000 in fiscal year 2008, $15,876,000 in fiscal year 2007, and $12,415,000 in fiscal year 2006.

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

Human Resources

As of April 30, 2008, we employed 129 full-time employees and 4 part-time employees.  Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement.  We have never experienced employment-related work stoppages and consider our employee relations to be good.

GLOSSARY OF TERMS

ADJUVANT – An agent added to a drug to increase or aid its effect.

ANGIOGENESIS – The formation of new blood vessels.

ANTIBODY – Protein formed by the body to help defend against infection and disease.

ANTIGEN – Any substance that antagonizes or stimulates the immune system to produce antibodies.

CHEMOTHERAPY – Treatment of disease by means of chemical substances or drugs.

CHIMERIC – A type of antibody that is mostly human and partially mouse.

cGMP - current Good Manufacturing Practices; regulations established by the FDA for the manufacture, processing, packing, or holding of a drug to assure that such drug meets the requirements of the Federal Food, Drug and Cosmetic Act as to safety, and has the identity and strength and meets the quality and purity characteristics that it purports or is represented to possess.

COTARA® – The trade name of our first Tumor Necrosis Therapy (“TNT”) clinical compound.  Cotara® is a chimeric monoclonal antibody combined with Iodine 131 (radioisotope) that targets dead and dying cells found primarily at the core of a tumor.

CYTOKINE – A chemical messenger protein released by certain white blood cells.  The cytokines include the interferons, the interleukins, tumor necrosis factor, and many others.

DNA (DEOXYRIBONUCLEIC ACID) – A complex polynucleotide that is the carrier of genetic information.

ENDOTHELIAL CELLS – A layer of flat cells that line blood vessels.

FDA - the U.S. Food and Drug Administration; the government agency responsible for regulating the food, drug and cosmetic industries, including the commercial approval of pharmaceuticals in the United States.

GLIOBLASTOMA MULTIFORME – A type of brain tumor that forms from glial (supportive) tissue of the brain.  Also called grade IV astrocytoma.

IND – Investigational New Drug Application; the application submitted to the FDA requesting permission to conduct human clinical trials.

MAXIMUM TOLERATED DOSE – The highest nontoxic dose that can be reasonably given to patients.

MONOCLONAL ANTIBODY – Antibodies that have identical molecular structure and bind to a specific target. The inherent selectivity of monoclonal antibodies makes them ideally suited for targeting specific cells, such as cancer cells or certain viruses, while bypassing most normal tissue.

NECROSIS or NECROTIC – The death and degradation of cells within a tissue.

ONCOLOGY – The study and treatment of cancer.

PHARMACOKINETIC – Concerning the study of how a drug is processed by the body, with emphasis on the time required for absorption, distribution in the body metabolism and excretion.

PHOSPHOLIPIDS – Phospholipids are normal cellular structures that are present in all cells of the human body and form the building blocks that make-up the outer and inner surface of cells responsible for maintaining integrity and normal functions.

PRE-CLINICAL – Generally refers to research that is performed in animals or tissues in the laboratory.

PROTOCOL – A detailed plan for conducting a research study such as a clinical trial.

RADIOLABELING or RADIOLABELED – Process of attaching a radioactive isotope, such as Iodine 131.

RECURRENT – The return or flare up of a condition thought to be cured or in remission.

SOLID TUMORS – Cancer cells which grow as a solid mass.

TUMOR NECROSIS THERAPY (“TNT”) – Therapeutic agents that target dead and dying cells found primarily at the core of a tumor.

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

At April 30, 2008, we had $15,130,000 in cash and cash equivalents.  We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in fiscal year 2009.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.  As discussed in Note 1 to the consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

We will need additional capital to support the costs of our clinical and pre-clinical programs through one or more methods including either equity or debt financing.  If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest payments would reduce the amount of cash available to operate and grow our business.  If we raise additional capital through the issuance of equity securities, such issuances will likely cause dilution to our stockholders, particularly if we are required to do so during periods when our common stock is trading at historically low price levels.  As of April 30, 2008, we had an aggregate of approximately 5,031,000 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, our wholly owned subsidiary Avid Bioservices, Inc., represents an additional asset in our portfolio and we are actively pursuing strategic initiatives for Avid as a means of raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which includes projected revenues from existing customers of Avid Bioservices, Inc., combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which would reduce or delay our future projected cash-inflows.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.  Our independent registered public accountants have included an explanatory paragraph related to the uncertainity of our ability to continue as a going concern in their opinion on our 2008 consolidated financial statements.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred during the past three fiscal years:

Net Loss
Fiscal Year 2008	$23,176,000
Fiscal Year 2007	$20,796,000
Fiscal Year 2006	$17,061,000

As of April 30, 2008, we had an accumulated deficit of $230,836,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of April 30, 2008, there were approximately 226,211,000 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 20,921,509 additional shares of our common stock that are reserved for future issuance under our shelf registration statements and stock option plans, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved for issuance under two effective shelf registration statements	5,030,634
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants under our stock incentive plans	15,890,875
Total	20,921,509

In addition, the above table does not include shares of common stock that we have available to issue from the registration statement we filed during January 2007 on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

Of the total options outstanding as of April 30, 2008, approximately 4,073,000 options would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at April 30, 2008.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2008:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2008
Quarter Ended April 30, 2008	$0.73	$0.35	3,846	130
Quarter Ended January 31, 2008	$0.65	$0.35	3,111	140
Quarter Ended October 31, 2007	$0.79	$0.54	2,631	169
Quarter Ended July 31, 2007	$1.40	$0.72	21,653	237
Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86	6,214	408
Quarter Ended January 31, 2007	$1.39	$1.09	4,299	203
Quarter Ended October 31, 2006	$1.48	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	changes in our capital structure, including but not limited to any potential reverse stock split;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On July 25, 2007, we received a deficiency notice from The Nasdaq Stock Market notifying us that we had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as set forth above.  According to the Nasdaq notice, we were automatically afforded an initial “compliance period” of 180 calendar days, or until January 22, 2008, to regain compliance with this requirement.  Although we did not achieve compliance with the minimum closing bid price requirement after the initial 180 calendar day period, on January 22, 2008, we received a letter from the Nasdaq Stock Market providing us with the additional “compliance period” of 180 calendar days, or until July 21, 2008, to regain compliance.  In order to regain compliance with the minimum closing bid price, the closing bid price of our common stock must be $1.00 or more for at least 10 consecutive trading days.  If we are not able to demonstrate compliance with the minimum bid price rule by July 21, 2008, the company will be notified by the Nasdaq Stock Market that our common stock will be delisted.  If this occurs, we will have the opportunity to appeal the determination to delist our common stock.  We intend to pursue all available options to ensure our continued listing on the Nasdaq Stock Market.  Although we currently meet all other Nasdaq listing requirements, the market price of our common stock has generally been highly volatile and we cannot guarantee that we will be able to regain compliance with the minimum closing bid price requirement within the required compliance period.  If we fail to regain compliance with the minimum closing bid price requirement or fail to comply with any other The Nasdaq Capital Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

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

Because we have not begun the commercial sale of any of our products, our revenue and profit potential is unproven and our limited operating history makes it difficult for an investor to evaluate our business and prospects.  Our technology may not result in any meaningful benefits to our current or potential partners.  No revenues have been generated from the commercial sale of our products, and our products may not generate revenues in the future.  Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in a new and rapidly evolving industry.

Our Product Development Efforts May Not Be Successful.

Our product candidates have not received regulatory approval and are generally in research, pre-clinical and various clinical stages of development.  If the results from any of the clinical trials are poor, those results may adversely affect our ability to raise additional capital or obtain regulatory approval to conduct additional clinical trials, which will affect our ability to continue full-scale research and development for our antibody technologies.  In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials.  Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, and the eligibility criteria for the study.  In addition, because our Cotara® product currently in clinical trials represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our clinical study.

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
•
reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

Because we will be conducting a number of our Phase II clinical trials in India and the Republic of Georgia and potentially other foreign countries, any disruption to our international clinical trial program could significantly delay our product development efforts.  In addition, doing business in the Republic of Georgia, which is in Eastern Europe, involves other significant risks which could materially and adversely affect our business as there remains a high degree of political instability in many parts of Eastern Europe.

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

We Currently Depend On a Government Contract To Partially Fund Our Research And Development Efforts.  If Our Current Government Funding Is Reduced Or Delayed, Our Drug Development Efforts May Be Negatively Affected.

On June 30, 2008, we were awarded a five-year contract worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (TMTI) of the U.S. Department of Defense's Defense Threat Reduction Agency (DTRA).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $5 million appropriated immediately for the current federal fiscal year ending September 30, 2008.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period.  Work under this contract commenced on June 30, 2008.  If we do not receive the expected funding under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection nor otherwise receive the other indirect benefits that may be derived from receipt of the full funding under this contract.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid cancers.  There are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® and Herceptin® by Genentech, Inc., and Vectibix™ by Amgen.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we are evaluating bavituximab for the treatment of HCV.  Bavituximab is a first-in-class approach for the treatment of HCV.  We are aware of no other products in development targeting phosphatidylserine as a potential therapy for HCV.  There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to:  Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough Corporation, and Pegasys® (pegylated interferon-alpha-2a), Copegus® (ribavirin USP) and Roferon-A® (interferon-alpha-2a), which are marketed by Roche Pharmaceuticals, and Infergen® (interferon alfacon-1) now marketed by Three Rivers Pharmaceuticals, LLC.  First line treatment for HCV has changed little since alpha interferon was first introduced in 1991.  The current standard of care for HCV includes a combination of an alpha interferon (pegylated or non-pegylated) with ribavirin.  This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression.  It is not uncommon for patients to discontinue alpha interferon therapy because they are unable to tolerate the side effects of the treatment.

Future treatments for HCV are likely to include a combination of these existing products used as adjuncts with products now in development.  Later-stage developmental treatments include improvements to existing therapies, such as Albuferon™ (albumin interferon) from Human Genome Sciences, Inc. and Viramidine™ (taribavirin), a prodrug analog of ribavirin being developed by Valeant Pharmaceuticals International.  Other developmental approaches include, but are not limited to, protease inhibitors such as telaprevir from Vertex Pharmaceuticals Incorporated and boceprevir from Schering-Plough Corporation.

If We Lose Qualified Management And Scientific Personnel Or Are Unable To Attract And Retain Such Personnel, We May Be Unable To Successfully Develop Our Products Or We May Be Significantly Delayed In Developing Our Products.

Our success is dependent, in part, upon a limited number of key executive officers, each of whom is an at-will employee, and also upon our scientific researchers.  For example, because of his extensive understanding of our technologies and product development programs, the loss of Mr. Steven W. King, our President & Chief Executive Officer and Director, would adversely affect our development efforts and clinical trial programs during the six to twelve month period that we estimate it would take to find and train a qualified replacement.

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

On January 12, 2007, we filed a complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”).  The original complaint has been amended three times based on the ongoing discovery to include claims against Shanghai MediPharm and its related entities, and Alan Epstein, MD.  The lawsuit alleges claims for breach of contract, interference with contractual relations, declaratory relief, and injunctive relief against the defendants.  Peregrine's claims stem from a 1995 license agreement with CTL, and two amendments thereto (collectively referred to as the "License Agreement").  Peregrine claims that CTL breached the License Agreement by, among other things, (i) not sharing with Peregrine all inventions, technology, know-how, patents and other information, derived and/or developed in the People's Republic of China and/or at the CTL laboratory, as was required under the License Agreement; (ii) not splitting revenue appropriately with Peregrine as required under the License Agreement; (iii) utilizing Peregrine's licensed technologies outside of the People's Republic of China; and (iv) failing to enter a sublicense agreement with a Chinese sponsor obligating the Chinese sponsor to comply with the terms and obligations in the License Agreement.  Peregrine further alleges that Medibiotech and Shanghai Medipharm Biotech Co., Ltd. ("Medipharm Entities") interfered with the License Agreement, leading to CTL's breaches.  This interference by the Medipharm Entities includes: 1) posturing Shanghai Medipharm as the designated sublicensee under the License Agreement, without binding any of the Medipharm Entities  to the terms and obligations of an appropriate sublicense agreement called for under the License Agreement; 2) entering into a license agreement with defendant Epstein ("Epstein License Agreement") instead of CTL; 3) restricting the information CTL was allowed to provide to Peregrine, thereby prohibiting CTL from providing to Peregrine all information required under the License Agreement; and 4) providing compensation to CTL, and its principals, so that CTL would enter agreements that prohibited CTL from performing under the License Agreement.  These same monetary inducements also interfered with the 1999 Material Transfer Agreement between Peregrine and Dr. Epstein ("MTA"), and caused Dr. Epstein to breach the MTA.  Dr. Epstein has attempted to have our claims against him referred to binding Arbitration.  The Superior Court has declined his request.

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

On February 22, 2008, the MediPharm entities filed a cross-complaint alleging, as a third party beneficiary, that that the Company breached the Agreement by double-licensing the technology licensed to CTL to another party, intentionally interfered with a prospective economic advantage, and unjust enrichment.  MediPharm’s cross-complaint, which seeks $30 million in damages, is in part predicated on MediPharm being the “Chinese Sponsor” under the Agreement.  We intend to bring pre-trial motions to dispose of the MediPharm cross-complaint.

The discovery phase on the aforementioned cases is still ongoing.  Until we complete the discovery phase and our objections are considered, we cannot estimate the magnitude of the claims of the parties against each other or probable outcome of the litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended April 30, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market Information.  The Company is listed on The Nasdaq Capital Market under the stock trading symbol “PPHM”.  The following table shows the high and low sales price of the Company’s common stock for each quarter in the two years ended April 30, 2008:

	Common Stock Sales Price
	High	Low
Fiscal Year 2008
Quarter Ended April 30, 2008	$0.73	$0.35
Quarter Ended January 31, 2008	$0.65	$0.35
Quarter Ended October 31, 2007	$0.79	$0.54
Quarter Ended July 31, 2007	$1.40	$0.72
Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86
Quarter Ended January 31, 2007	$1.39	$1.09
Quarter Ended October 31, 2006	$1.48	$1.12
Quarter Ended July 31, 2006	$1.99	$1.30

(b)           Holders.  As of June 30, 2008, the number of stockholders of record of the Company's common stock was 5,800.

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

(e)           Recent Sale of Unregistered Securities.  During the year ended April 30, 2008, warrants to purchase an aggregate of 53,416 shares of the Company’s common stock were exercised by two institutional investors on a cash basis under separate transactions for net proceeds of $46,000 and the issuance of 53,416 shares of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2008.  These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2008, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS
FIVE YEARS ENDED APRIL 30,

	2008	2007	2006	2005	2004

Revenues	$6,093,000	$3,708,000	$3,193,000	$4,959,000	$3,314,000

Net loss	$(23,176,000)	$(20,796,000)	$(17,061,000)	$(15,452,000)	$(14,345,000)

Basic and diluted loss per common share	$(0.10)	$(0.11)	$(0.10)	$(0.11)	$(0.11)

Weighted average common shares outstanding	221,148,342	192,297,309	168,294,782	144,812,001	134,299,407

CONSOLIDATED BALANCE SHEET DATA
AS OF APRIL 30,

	2008	2007	2006	2005	2004

Cash and cash equivalents	$15,130,000	$16,044,000	$17,182,000	$9,816,000	$14,884,000

Working capital	$12,403,000	$14,043,000	$15,628,000	$7,975,000	$13,631,000

Total assets	$23,057,000	$22,997,000	$22,676,000	$14,245,000	$19,137,000

Long-term debt	$22,000	$149,000	$545,000	$434,000	$-

Accumulated deficit	$(230,836,000)	$(207,660,000)	$(186,864,000)	$(169,803,000)	$(154,351,000)

Stockholders’ equity	$15,595,000	$16,989,000	$17,626,000	$9,610,000	$14,759,000

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is included to describe the Company’s financial position and results of operations for each of the three years in the period ended April 30, 2008.  The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a clinical stage biopharmaceutical company developing monoclonal antibodies for the treatment of cancer and hepatitis C virus ("HCV") infection.  We are advancing three separate clinical programs with our first-in-class compounds bavituximab and Cotara® that employ our two platform technologies:  Anti-Phosphatidylserine (“Anti-PS”) therapeutics and Tumor Necrosis Therapy (“TNT”). Our lead Anti-PS product, bavituximab, is being evaluated under two separate clinical programs for the treatment of solid cancers and hepatitis C virus (“HCV”) infection.  Under our TNT technology platform, our lead candidate Cotara®, is advancing through two clinical studies for the treatment of patients with brain cancer.

We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of monoclonal antibody products for the treatment of cancer and viral infections and (ii) Avid Bioservices®, Inc., (“Avid”) a wholly owned subsidiary, is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-services basis.

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

At April 30, 2008, we had approximately $15,130,000 in cash and cash equivalents.  We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in fiscal year 2009.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.  As discussed in Note 1 to the consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

We will need additional capital to support the costs of our clinical and pre-clinical programs through one or more methods including either equity or debt financing.  As of April 30, 2008, we had an aggregate of approximately 5,031,000 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, our wholly owned subsidiary Avid Bioservices, Inc., represents an additional asset in our portfolio and we are actively pursuing strategic initiatives for Avid as a means of raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which includes projected revenues from existing customers of Avid Bioservices, Inc., combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which would reduce or delay our future projected cash-inflows.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the consolidated statements of operations for the fiscal years ended April 30, 2008, 2007 and 2006.  This table provides an overview of the changes in the statement of operations for the comparative periods, which changes are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2008	2007	$ Change	2007	2006	$ Change
	(in thousands)			(in thousands)
REVENUES:
Contract manufacturing	$5,897	$3,492	$2,405	$3,492	$3,005	$487
License revenue	196	216	(20)	216	188	28

Total revenues	6,093	3,708	2,385	3,708	3,193	515

COST AND EXPENSES:
Cost of contract manufacturing	4,804	3,296	1,508	3,296	3,297	(1)
Research and development	18,279	15,876	2,403	15,876	12,415	3,461
Selling, general and administrative	7,150	6,446	704	6,446	6,564	(118)

Total cost and expenses	30,233	25,618	4,615	25,618	22,276	3,342

LOSS FROM OPERATIONS	(24,140)	(21,910)	(2,230)	(21,910)	(19,083)	(2,827)

OTHER INCOME (EXPENSE):
Recovery of note receivable	-	-	-	-	1,229	(1,229)
Interest and other income	989	1,160	(171)	1,160	846	314
Interest and other expense	(25)	(46)	21	(46)	(53)	7

NET LOSS	$(23,176)	$(20,796)	$(2,380)	$(20,796)	$(17,061)	$(3,735)

Total Revenues

Year Ended April 30, 2008 Compared to the Year Ended April 30, 2007:

The increase in revenues of $2,385,000 during the year ended April 30, 2008 compared to the prior year was due to an increase in contract manufacturing revenue of $2,405,000 offset by a $20,000 decrease in license revenue.  The increase in contract manufacturing revenue was primarily due to an increase in services provided to unrelated entities on a fee-for-service basis associated with an increase in product development services including an increase in the number of completed manufacturing runs compared to the prior year.

We expect to continue to generate contract manufacturing revenue during fiscal year 2009 based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed contracts and outstanding proposals.

Year Ended April 30, 2007 Compared to the Year Ended April 30, 2006:

The increase in revenues of $515,000 during the year ended April 30, 2007 compared to fiscal year 2006 was due to an increase in contract manufacturing revenue of $487,000 combined with an increase in license revenue of $28,000.  The increase in contract manufacturing revenue was primarily due to the increase in services provided to unrelated entities on a fee-for-service basis combined with the collection of disputed services in the amount of $300,000 during fiscal year 2007 associated with manufacturing services performed during the year ended April 30, 2005.  Since collectibility of the receivable was not reasonably assured, in accordance with SAB No. 104, Revenue Recognition, we did not recognize revenue in prior years and the related work-in-process inventory was written off and included in cost of contract manufacturing during the year ended April 30, 2005.

Cost of Contract Manufacturing

Year Ended April 30, 2008 Compared to the Year Ended April 30, 2007:

The increase in cost of contract manufacturing of $1,508,000 during the year ended April 30, 2008 compared to the prior year was directly related to the current year increase in contract manufacturing revenue.  In addition, the cost of contract manufacturing as a percentage of contract manufacturing revenues improved from 94% in fiscal year 2007 to 81% in fiscal year 2008, which was primarily due to an increase in contract manufacturing revenues combined with improved efficiencies in costs associated with manufacturing runs.

Year Ended April 30, 2007 Compared to the Year Ended April 30, 2006:

The cost of contract manufacturing as a percentage of contract manufacturing revenues improved from 110% in fiscal year 2006 to 94% in fiscal year 2007.  In fiscal year 2006, we reported an increase in cost of contract manufacturing as a percentage of revenues primarily due to the write-off of unusable work-in-process inventory generated for an unrelated entity combined with an estimated contract loss provision for the same entity during fiscal year 2005.

Research and Development Expenses

Year Ended April 30, 2008 Compared to the Year Ended April 30, 2007:

The increase in research and development (“R&D”) expenses of $2,403,000 during the year ended April 30, 2008 compared to the prior year was primarily due to an increase in expenses associated with each of our following platform technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2008	2007	$ Change
Technology Platform:
Anti-PS Immunotherapeutics (bavituximab)	$11,371,000	$9,324,000	$2,047,000
TNT (Cotara®)	3,942,000	3,898,000	44,000
VTA and Anti-Angiogenesis Agents	2,350,000	2,037,000	313,000
VEA	616,000	617,000	(1,000)
Total R&D Expenses	$18,279,000	$15,876,000	$2,403,000

o
Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics (bavituximab) – The increase in Anti-PS Immunotherapeutics program expenses of $2,047,000 during the year ended April 30, 2008 compared to the prior year is primarily due to increases in clinical trial and manufacturing expenses to support the advancement of four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV patients co-infected with HIV.  During fiscal year 2008, we submitted two separate Phase II clinical protocols in India, one to treat patients with non-small cell lung cancer (“NSCLC”) and one to treat patients with breast cancer, both of which received initial protocol approval in January 2008.  In addition, we initiated and completed patient enrollment in the first part of our two-stage Phase II study in the Republic of Georgia and treated 15 patients with breast cancer using our product bavituximab in combination with chemotherapy.  These expenses were further supplemented by increases in pre-clinical development expenses to support the possible expansion of bavituximab to treat other viral infections.  The foregoing increases in Anti-PS Immunotherapeutics were offset by a decrease in non-cash stock-based compensation expense associated with shares of common stock earned by employees in the prior fiscal year under a stock bonus plan, which expired in fiscal year 2007.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) – TNT program expenses remained in line with the prior year and increased slightly by $44,000 as we continued our efforts to support the advancement of our two ongoing Cotara® clinical trials for the treatment of brain cancer in the U.S. and India.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents – The increase in VTA and Anti-Angiogenesis Agents program expenses of $313,000 during the year ended April 30, 2008 compared to the prior year is primarily due to increases in manufacturing expenses as we developed a manufacturing process at a 1,000 liter scale for our anti-angiogensis product.  These increases in manufacturing expense were offset by decreases in pre-clinical program expenses associated with our VTA program.  Although VTA and Anti-Angiogenesis program expenses increased overall compared to the prior year, we have significantly curtailed these research efforts and are currently seeking partners to further advance these technologies.

o
Vasopermeation Enhancements Agents (“VEAs”) – VEA program expenses remained in line with the prior year and decreased slightly by $1,000 as we have initiated efforts to significantly curtail our development expenses associated with this program and are focusing our efforts on seeking partners to further advance this technology.

Based on our current projections, which includes estimated clinical trial enrollment rates that are always uncertain, we expect research and development expenses in fiscal year 2009 to remain in line with fiscal year 2008.  During fiscal year 2009, we expect to direct the majority of our research and development expenses on our bavituximab and Cotara® clinical programs.

Year Ended April 30, 2007 Compared to the Year Ended April 30, 2006:

The increase in research and development (“R&D”) expenses of $3,461,000 during the year ended April 30, 2007 compared to the year ended April 30, 2006 was primarily due to an increase in expenses associated with each of our following platform technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2007	2006	$ Change
Technology Platform:
Anti-PS Immunotherapeutics (bavituximab)	$9,324,000	$8,271,000	$1,053,000
TNT (Cotara®)	3,898,000	2,372,000	1,526,000
VTA and Anti-Angiogenesis Agents	2,037,000	1,416,000	621,000
VEA	617,000	356,000	261,000
Total R&D Expenses	$15,876,000	$12,415,000	$3,461,000

o
Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics (bavituximab) – The increase in Anti-PS Immunotherapeutics program expenses of $1,053,000 during the year ended April 30, 2007 compared to fiscal year 2006 is primarily from continuing efforts to support the development and clinical development of our first Anti-PS Immunotherapeutics agent, bavituximab.  During fiscal year 2007, clinical trial expenses increased as we advanced the development of two separate Phase I clinical programs using bavituximab for the treatment of advanced solid cancers and chronic hepatitis C virus infection (“HCV”), including the initiation and completion of a Phase Ib study in India during fiscal year 2007 using bavituximab for the treatment of advanced solid cancers in combination with chemotherapy.  These increases in clinical trial expenses were further supplemented with increases in payroll and related expenses, including non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006 and non-cash expenses associated with shares of common stock earned by employees under our February 2006 Stock Bonus Plan.  These amounts were offset by a decrease in non-cash stock-based compensation expenses associated with non-employee consultants.  These increases in Anti-PS Immunotherapeutics program expenses were further offset by decreases in (i) manufacturing expenses incurred in fiscal year 2006 regarding manufacturing commercial scale-up efforts to support our clinical trials, (ii) outside antibody development fees related to a humanized antibody in development, and (iii) technology access fees primarily associated with clinical milestones achieved during fiscal year 2006 in accordance with third party licensing agreements.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) – The increase in TNT program expenses of $1,526,000 during the year ended April 30, 2007 compared to fiscal year 2006 is primarily due to increased clinical trial expenses to support the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent glioblastoma multiforme (“GBM”) and the initiation of a Phase II clinical trial in India for patients with GBM at first relapse.  These increases in clinical trial expenses were further supplemented with increases in payroll and related expenses to support our Cotara® clinical studies and in-house TNT research and development efforts combined with an increase in non-cash stock-based compensation expense primarily associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents – The increase in VTA and Anti-Angiogenesis Agents program expenses of $621,000 during the year ended April 30, 2007 compared to fiscal year 2006 is primarily due to increases in payroll and related expenses, manufacturing expenses and outside research studies associated with increased efforts to advance the pre-clinical development of our VTA and Anti-Angiogenesis Agents programs.  These increases were further supplemented by an increase in non-cash stock-based compensation expense primarily associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006.

o
Vasopermeation Enhancements Agents (“VEAs”) – The increase in VEA program expenses of $261,000 during the year ended April 30, 2007 compared to fiscal year 2006 is primarily due to increases in payroll and related expenses, laboratory materials and outside antibody development studies associated with increased efforts to advance the pre-clinical development of our VEA program. These increases were further supplemented by an increase in non-cash stock-based compensation expense primarily associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R on May 1, 2006.  The above VEA increases were offset with a decrease in technology license fees incurred in fiscal year 2006 associated with an annual license fee due under a former license agreement.

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

•
the uncertainty of future costs associated with our pre-clinical candidates, including Vascular Targeting Agents, Anti-Angiogensis Agents, and Vasopermeation Enhancement Agents, which costs are dependent on the success of pre-clinical development.  We are not certain whether these product candidates will be successful or whether we will incur any additional costs beyond pre-clinical development given our above stated intent to find partners to move these programs forward;

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

Year Ended April 30, 2008 Compared to the Year Ended April 30, 2007:

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, legal and accounting fees, stock-based compensation expense, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company.

The increase in selling, general and administrative expenses of $704,000 during the year ended April 30, 2008 compared to the prior year is primarily due to increases in payroll and related expenses, corporate legal fees, and travel and related expenses.  Payroll and related expenses increased $564,000 from $2,837,000 in fiscal year 2007 compared to $3,401,000 in fiscal year 2008 primarily due to an increase in headcount to support increased operations combined with an increase in consulting fees primarily associated with the expansion of our business development activities.  Corporate legal fees increased $322,000 from $417,000 in fiscal year 2007 to $739,000 in fiscal year 2008 primarily related to legal fees associated with the lawsuit described in this Annual Report on Form 10-K under Part I, Item 3, “Legal Proceedings”, combined with legal fees associated with other corporate matters.  Travel and related expenses increased $150,000 from $394,000 in fiscal year 2007 compared to $544,000 in fiscal year 2008 primarily due to increased business development efforts in the U.S., Europe and Asia and increased participation in corporate and investor relation activities.  These increases in selling, general and administrative expenses were offset with a decrease in non-cash stock-based compensation expense of $240,000 from $535,000 in fiscal year 2007 to $295,000 in fiscal year 2008 primarily associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R and non-cash expenses associated with shares of common stock earned by employees in the prior year under a stock bonus plan, which expired in fiscal year 2007.

Year Ended April 30, 2007 Compared to the Year Ended April 30, 2006:

The decrease in selling, general and administrative expenses of $118,000 during the year ended April 30, 2007 compared to fiscal year 2006 is primarily due to decreases in corporate legal fees, investor and public relation fees, and payroll and related expenses.  Corporate legal fees decreased $146,000 from $563,000 in fiscal year 2006 to $417,000 in fiscal year 2007 primarily due to corporate legal fees incurred in fiscal year 2006 associated with a legal settlement related to certain technology agreements with a university that was reached in March 2006.  Investor and public relation fees decreased $138,000 from $415,000 in fiscal year 2006 to $277,000 in fiscal year 2007 primarily due to consolidating the outsourcing of our investor and public relation activities.  Payroll and related expenses remained in line with fiscal year 2006 and decreased slightly from $2,874,000 in fiscal year 2006 compared to $2,837,000 in fiscal year 2007.  These decreases in selling, general and administrative expenses were offset with an increase in non-cash stock-based compensation expense of $156,000 from $379,000 in fiscal year 2006 to $535,000 in fiscal year 2007 due to the adoption of SFAS No. 123R on May 1, 2006 and the issuance of non-cash stock bonuses during fiscal year 2007 associated with the achievement of pre-determined milestones as set forth in the Company’s February 2006 Stock Bonus Plan, which were offset by a decrease in non-cash stock-based compensation expenses associated with non-employee consultants.  In addition, we incurred incremental increases in other general corporate related expenses primarily associated with facility related expenses and directors and officers insurance fees.

Recovery of Note Receivable

Year Ended April 30, 2008 Compared to the Year Ended April 30, 2007 and April 30, 2006

During fiscal year 2006, we recovered a previously fully reserved note receivable in the amount of $1,229,000 which amount did not occur in either fiscal year 2008 or fiscal year 2007 as further discussed in Note 4, “Recovery of Note Receivable” to the accompanying consolidated financial statements.

Interest and Other Income

Year Ended April 30, 2008 Compared to the Year Ended April 30, 2007

The decrease in interest and other income of $171,000 during the year ended April 30, 2008 compared to the prior year is due to a $129,000 decrease in other income primarily associated with the sale of a trademark name in the prior year combined with a $42,000 decrease in interest income primarily resulting from lower prevailing interest rates.

Year Ended April 30, 2007 Compared to the Year Ended April 30, 2006

The increase in interest and other income of $314,000 during the year ended April 30, 2007 compared to fiscal year 2006 is due to a $556,000 increase in interest income as a result of a higher average cash balance on hand and higher prevailing interest rates during fiscal year 2007 compared to fiscal year 2006 offset with a net decrease in other income of $242,000.  The net decrease in other income is primarily due to $363,000 of other income recorded during fiscal year 2006 in connection with a legal settlement related to certain technology agreements with a university, which amount was offset by the sale of a trademark name during fiscal year 2007 in the amount of $130,000.

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

Stock-based Compensation Expense

We currently maintain four equity compensation plans which provide for the granting of options to purchase shares of our common stock at exercise prices not less than the fair market value of our common stock at the date of grant.  The granting of options are share-based payments and are subject to the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), which requires the recognition of compensation expense, using a fair value based method, for costs related to all share-based payments including grants of employee stock options.  On May 1, 2006, we adopted SFAS No. 123R using the modified-prospective method and, accordingly, stock-based compensation cost recognized beginning May 1, 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Under the modified-prospective method results for fiscal year 2006 have not been restated.

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

Our losses from operations for fiscal years ended April 30, 2008 and 2007 included stock-based compensation expenses of $829,000 and $964,000, respectively.  As of April 30, 2008, the total estimated unrecognized compensation cost related to non-vested stock options was $1,949,000.  This cost is expected to be recognized over a weighted average period of 2.25 years.

Allowance for Doubtful Accounts.  We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  As of April 30, 2008, based on our analysis of our accounts receivable balances and based on historical collectibility of receivables from our current customers we determined no allowance for doubtful accounts was necessary.

Liquidity and Capital Resources

At April 30, 2008, we had $15,130,000 in cash and cash equivalents compared to $16,044,000 at April 30, 2007.  We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in fiscal year 2009.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.  As discussed in Note 1 to the consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

We will need additional capital to support the costs of our clinical and pre-clinical programs through one or more methods including either equity or debt financing.  As of April 30, 2008, we had an aggregate of approximately 5,031,000 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, our wholly owned subsidiary Avid Bioservices, Inc., represents an additional asset in our portfolio and we are actively pursuing strategic initiatives for Avid as a means of raising additional capital.  We have not classified the related assets as held for sale in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as the partnering or sale of such assets are not currently probable under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which includes projected revenues from existing customers of Avid Bioservices, Inc., combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which would reduce or delay our future projected cash-inflows.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the year ended April 30, 2008 compared to the prior year are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the year ended April 30, 2008, cash used in operating activities increased $2,448,000 to $20,927,000 compared to $18,479,000 for the year ended April 30, 2007.  The increase in cash used in operating activities was primarily due to an increase in net loss reported during fiscal year 2008 after taking into consideration non-cash operating expenses of $3,235,000.  This amount was offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $787,000.  The increase in our fiscal year 2008 net loss was primarily due to current period increases in cost of contract manufacturing, research and development expenses and selling, general and administrative expenses, which were offset by an increase in contract manufacturing revenue.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	Year Ended April 30,
	2008	2007
Net loss, as reported	$(23,176,000)	$(20,796,000)
Less non-cash operating expenses:
Depreciation and amortization	486,000	475,000
Stock-based compensation and common stock issued under stock bonus plan	850,000	1,324,000
Amortization of expenses paid in shares of common stock	-	391,000
Loss (gain) on sale of property	-	1,000

Net cash used in operating activities before changes in operating assets and liabilities	$(21,840,000)	$(18,605,000)
Net change in operating assets and liabilities	$913,000	$126,000
Net cash used in operating activities	$(20,927,000)	$(18,479,000)

Cash Used In Investing Activities.  Net cash used in investing activities amounted to $580,000 for the year ended April 30, 2008 compared to net cash used in investing activities of $80,000 during the same prior year period.  This increase in net cash used in investing activities of $500,000 was primarily due to a $471,000 increase in property acquisitions to support our current operations combined with a $179,000 increase in other assets.  These increases in net cash used in investing activities were offset by the receipt of $150,000 in net security deposits from GE Capital Corporation during the current fiscal year upon the payment in full of various note payable amounts.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $3,172,000 to $20,593,000 for the year ended April 30, 2008 compared to net cash provided of $17,421,000 for the same prior year period.  Cash provided by financing activities during fiscal year 2008 was primarily due to proceeds received under a security purchase agreement whereby we sold and issued a total of 30,000,000 shares of our common stock in exchange for net proceeds of $20,859,000, which was supplemented with net proceeds of $73,000 from the exercise of stock options and warrants.  Cash provided by financing activities during fiscal year 2007 was primarily due to net proceeds received from the sale of our common stock under a security purchase agreement in the amount of $12,970,000 supplemented with net proceeds of $4,895,000 from the exercise of stock options and warrants.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments.  The following chart represents our contractual obligations as of April 30, 2008, aggregated by type:

	Payments Due by Period (in thousands)
	Total	< 1 year	1-3 years	4-5 years	After 5 years

Operating leases, net (1)	$8,198	$816	$2,468	$1,682	$3,232
Capital lease obligation (2)	47	24	23	-	-
Other long-term liabilities - minimum license obligations (3)	-	-	-	-	-

Total contractual obligations	$8,245	$840	$2,491	$1,682	$3,232
______________
(1)
Represents our (i) facility operating lease in Tustin, California under a non-cancelable lease agreement, (ii) facility operating lease in Houston, Texas, which has a three year lease term under a First Amendment to Lease Agreement dated March 1, 2008, and (iii) various office equipment leases, which generally have five year lease terms.

(2)	Represents capital lease agreements to finance certain office and laboratory equipment. Amounts include principal and interest.
(3)
Represents licensing agreements we periodically enter into with third parties to obtain exclusive or non-exclusive licenses for certain technologies.  The terms of certain of these agreements require us to pay future milestone payments based on product development success.  We do not anticipate making any milestone payments under any of our licensing agreements for at least the next fiscal year.  In addition, milestone payments beyond fiscal year 2009 cannot be predicted due to the uncertainty of future clinical trial results and development milestones and therefore, cannot be reasonably predicted or estimated at the present time.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 will be effective for our fiscal year 2009, beginning May 1, 2008.  Our adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  If the fair value method is selected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date.  The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 will be effective for our fiscal year 2009, beginning May 1, 2008.  Our adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF No. 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized.  These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed.  EITF No. 07-3 will be effective for our fiscal year 2009, beginning May 1, 2008.  Our adoption of EITF No. 07-3 is not expected to have a material impact on our consolidated financial statements.

In November 2007, the FASB ratified EITF Issue 07-01 (“EITF No. 07-01”), Accounting for Collaborative Arrangements, which defines collaborative arrangements and requires that revenues and costs incurred with third parties that do not participate in the collaborative arrangements be reported in the statement of operations gross or net pursuant to the guidance in EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.   Classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature or, in the absence of other applicable authoritative accounting literature, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  EITF No. 07-01 will be effective for fiscal years beginning after December 15, 2008, which we would be required to implement no later than May 1, 2009, and applied as a change in accounting principal to all prior periods retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF No. 07-01 on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.  Based on our overall interest rate exposure at April 30, 2008, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements included in this Report at pages F-1 through F-32.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2008.  Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2008 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(b)  Management’s Report on Internal Control Over Financial Reporting.  Management’s Report on Internal Control Over Financial Reporting and the report of our independent registered public accounting firm on our internal control over financial reporting, which appear on the following pages, are incorporated herein by this reference.

(c) Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting which appears on the following page.

By:	/s/ Steven W. King	By:	/s/ Paul J. Lytle
	Steven W. King,		Paul J. Lytle
	President & Chief Executive Officer, and Director		Chief Financial Officer

July 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited Peregrine Pharmaceutical Inc.’s (the “Company”) internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Peregrine Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2008 and our report dated July 10, 2008 expressed an unqualified opinion including an explanatory paragraph thereon.

/s/ Ernst & Young LLP
Orange County, California
July 10, 2008

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Compensation and Related Matters” in our 2008 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2008 (the “2008 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Matters” in our 2008 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in our 2008 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our 2008 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2008.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2008 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2008.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements

(2)	Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation of Qualifying Accounts for each of the three years in the period ended April 30, 2008	F-32

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

3.8
Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to three hundred twenty five million shares (Incorporated by reference to Exhibit 3.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007).

3.9
Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.9 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 21, 2007).

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

Exhibit Number	Description

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

Exhibit Number	Description

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

10.108
Placement Agent Agreement dated June 27, 2007, between Registrant and Rodman & Renshaw, LLC (Incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 28, 2007).

10.109	Form of Securities Purchase Agreement dated June 28, 2007 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 28, 2007).

21	Subsidiaries of Registrant ***

23.1	Consent of Independent Registered Public Accounting Firm ***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
_______________________________
* ** ***	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the Commission. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2008	PEREGRINE PHARMACEUTICALS, INC. By: /s/ STEVEN W. KING Steven W. King, President & Chief Executive Officer, and Director

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King Steven W. King	President & Chief Executive Officer (Principal Executive Officer), and Director	July 11, 2008

/s/ Paul J. Lytle Paul J. Lytle	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	July 11, 2008

/s/ Carlton M. Johnson Carlton M. Johnson	Director	July 11, 2008

/s/ David H. Pohl David H. Pohl	Director	July 11, 2008

/s/ Eric S. Swartz Eric S. Swartz	Director	July 11, 2008

/s/ Dr. Thomas A. Waltz Thomas A. Waltz, M.D.	Director	July 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. (the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) effective May 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peregrine Pharmaceuticals, Inc.'s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 10, 2008 expressed an unqualified opinion thereon.

The accompanying financial statements have been prepared assuming Peregrine Pharmaceuticals, Inc. will continue as a going concern.  As more fully described in Note 1, the Company’s recurring losses from operations and recurring negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Orange County, California July 10, 2008

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,130,000	$16,044,000
Trade and other receivables	605,000	750,000
Inventories, net	2,900,000	1,916,000
Prepaid expenses and other current assets	1,208,000	1,188,000

Total current assets	19,843,000	19,898,000

PROPERTY:
Leasehold improvements	669,000	646,000
Laboratory equipment	4,140,000	3,533,000
Furniture, fixtures and computer equipment	919,000	873,000

	5,728,000	5,052,000
Less accumulated depreciation and amortization	(3,670,000)	(3,212,000)

Property, net	2,058,000	1,840,000

Other assets	1,156,000	1,259,000

TOTAL ASSETS	$23,057,000	$22,997,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2008 AND 2007 (continued)

	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,060,000	$1,683,000
Accrued clinical trial site fees	237,000	228,000
Accrued legal and accounting fees	450,000	392,000
Accrued royalties and license fees	222,000	337,000
Accrued payroll and related costs	1,084,000	874,000
Notes payable, current portion	-	379,000
Capital lease obligation, current portion	22,000	17,000
Deferred revenue	2,196,000	1,060,000
Customer deposits	838,000	585,000
Other current liabilities	331,000	300,000

Total current liabilities	7,440,000	5,855,000

Notes payable, less current portion	-	119,000
Capital lease obligation, less current portion	22,000	30,000
Deferred license revenue	-	4,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock - $.001 par value; authorized 325,000,000 shares; outstanding - 226,210,617 and 196,112,201, respectively	226,000	196,000
Additional paid-in-capital	246,205,000	224,453,000
Accumulated deficit	(230,836,000)	(207,660,000)

Total stockholders' equity	15,595,000	16,989,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,057,000	$22,997,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008

	2008	2007	2006
REVENUES:
Contract manufacturing revenue	$5,897,000	$3,492,000	$3,005,000
License revenue	196,000	216,000	188,000

Total revenues	6,093,000	3,708,000	3,193,000

COSTS AND EXPENSES:
Cost of contract manufacturing	4,804,000	3,296,000	3,297,000
Research and development	18,279,000	15,876,000	12,415,000
Selling, general and administrative	7,150,000	6,446,000	6,564,000

Total costs and expenses	30,233,000	25,618,000	22,276,000

LOSS FROM OPERATIONS	(24,140,000)	(21,910,000)	(19,083,000)

OTHER INCOME (EXPENSE):
Recovery of note receivable	-	-	1,229,000
Interest and other income	989,000	1,160,000	846,000
Interest and other expense	(25,000)	(46,000)	(53,000)

NET LOSS	$(23,176,000)	$(20,796,000)	$(17,061,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	221,148,342	192,297,309	168,294,782
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.11)	$(0.10)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008

			Additional	Deferred		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
BALANCES, April 30, 2005	152,983,460	$153,000	$180,011,000	$(751,000)	$(169,803,000)	$9,610,000
Common stock issued for cash under January 31, 2005 Financing, net of issuance costs of $6,000	1,582,217	1,000	1,575,000	-	-	1,576,000
Common stock issued for cash under May 11, 2005 Financing, net of issuance costs of $11,000	3,125,000	3,000	2,986,000	-	-	2,989,000
Common stock issued for cash under June 22, 2005 Financing, net of issuance costs of $29,000	8,000,000	8,000	6,683,000	-	-	6,691,000
Common stock issued for cash under November 23, 2005 Financing, net of issuance costs of $1,000	8,000,000	8,000	6,711,000	-	-	6,719,000
Common stock issued for cash under April 5, 2006 Financing, net of issuance costs of $1,000	4,000,000	4,000	4,915,000	-	-	4,919,000
Common stock issued to various unrelated entities for research services	695,820	1,000	906,000	-	-	907,000
Common stock issued upon exercise of options and warrants	966,742	1,000	732,000	-	-	733,000
Common stock issued under the Company's stock bonus plan	28,952	-	44,000	-	-	44,000
Deferred stock compensation	-	-	(17,000)	17,000	-	-
Stock-based compensation	-	-	-	499,000	-	499,000
Net loss	-	-	-	-	(17,061,000)	(17,061,000)
BALANCES, April 30, 2006	179,382,191	179,000	204,546,000	(235,000)	(186,864,000)	17,626,000
Common stock issued for cash under June 16, 2006 Financing, net of issuance costs of $30,000	9,285,714	10,000	12,960,000	-	-	12,970,000
Common stock issued to various unrelated entities for prepaid research services	862,832	1,000	930,000	-	-	931,000
Common stock issued upon exercise of options	65,350	-	59,000	-	-	59,000
Common stock issued upon exercise of warrants, net of issuance costs of $16,000	6,266,788	6,000	4,830,000	-	-	4,836,000
Common stock issued under stock bonus plan	249,326	-	342,000	-	-	342,000
Elimination of deferred stock compensation upon adoption of SFAS No. 123R	-	-	(235,000)	235,000	-	-
Stock-based compensation	-	-	1,021,000	-	-	1,021,000
Net loss	-	-	-	-	(20,796,000)	(20,796,000)
BALANCES, April 30, 2007	196,112,201	196,000	224,453,000	-	(207,660,000)	16,989,000
Common stock issued for cash under June 28, 2007 Financing, net of issuance costs of $1,641,000	30,000,000	30,000	20,829,000	-	-	20,859,000
Common stock issued upon exercise of options	45,000	-	27,000	-	-	27,000
Common stock issued upon exercise of warrants, net of issuance costs of nil	53,416	-	46,000	-	-	46,000
Stock-based compensation	-	-	850,000	-	-	850,000
Net loss	-	-	-	-	(23,176,000)	(23,176,000)
BALANCES, April 30, 2008	226,210,617	$226,000	$246,205,000	$-	$(230,836,000)	$15,595,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,176,000)	$(20,796,000)	$(17,061,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	486,000	475,000	415,000
Stock-based compensation and issuance of common stock under stock bonus plan	850,000	1,324,000	543,000
Amortization of expenses paid in shares of common stock	-	391,000	1,048,000
Loss (gain) on sale of property	-	1,000	(6,000)
Recovery of note receivable	-	-	(1,229,000)
Changes in operating assets and liabilities:
Trade and other receivables	145,000	(171,000)	(93,000)
Inventories	(984,000)	(1,031,000)	(258,000)
Prepaid expenses and other current assets	(203,000)	(113,000)	(410,000)
Accounts payable	377,000	450,000	(92,000)
Accrued clinical trial site fees	9,000	58,000	162,000
Deferred revenue	1,132,000	480,000	17,000
Accrued payroll and related expenses	210,000	63,000	44,000
Other accrued expenses and current liabilities	227,000	390,000	(37,000)
Net cash used in operating activities	(20,927,000)	(18,479,000)	(16,957,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of security deposits on notes payable (net of applied security deposits on notes payable of $175,000 in 2008)	150,000	-	-
Property acquisitions	(691,000)	(220,000)	(618,000)
(Increase) decrease in other assets, net	(39,000)	140,000	(171,000)
Recovery of note receivable	-	-	1,229,000
Net cash (used in) provided by investing activities	(580,000)	(80,000)	440,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,641,000, $46,000, and $48,000, respectively	20,932,000	17,865,000	23,627,000
Proceeds from issuance of notes payable	-	-	566,000
Principal payments on notes payable and capital lease (net of applied security deposits on notes payable of $175,000 in 2008)	(339,000)	(444,000)	(310,000)
Net cash provided by financing activities	20,593,000	17,421,000	23,883,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

	2008	2007	2006

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(914,000)	$(1,138,000)	$7,366,000

CASH AND CASH EQUIVALENTS, Beginning of year	16,044,000	17,182,000	9,816,000

CASH AND CASH EQUIVALENTS, End of year	$15,130,000	$16,044,000	$17,182,000

SUPPLEMENTAL INFORMATION:
Interest paid	$25,000	$50,000	$49,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property acquired under capital lease	$13,000	$-	$65,000
Applied security deposit on payoff of notes payable to GE Capital	$175,000	$-	$-
Common stock issued for research fees and prepayments for future research services	$-	$931,000	$907,000

For supplemental information relating to common stock issued in exchange for services, property acquired under capital lease, and property financed in exchange for notes payable, see Notes 5 and 8.

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008

1.    ORGANIZATION AND BUSINESS DESCRIPTION

Organization – In this Annual Report, “Peregrine,” “Company,” “we,” “us,” and “our,” refer to Peregrine Pharmaceuticals, Inc. and our wholly owned subsidiary Avid Bioservices®, Inc.  Peregrine was incorporated under the laws of the state of California in June 1981, reincorporated in Delaware in September 1996 and commenced operations of Avid Bioservices®, Inc. (“Avid”) in January 2002.

Business Description – Peregrine a biopharmaceutical company developing a portfolio of clinical stage and pre-clinical product candidates using monoclonal antibodies (“MAb”) for the treatment of cancer and viral diseases. We are advancing three separate clinical programs encompassing two platform technologies:  Anti-PhosphatidylSerine (“Anti-PS”) Immunotherapeutics and Tumor Necrosis Therapies (“TNT”).  Our lead Anti-PS Immunotherapeutic MAb product, bavituximab, is in clinical trials for the treatment of both solid cancer tumors and hepatitis C virus (“HCV”) infection.  Bavituximab as an anti-viral agent has completed Phase Ia and Phase Ib clinical studies for the treatment of HCV infection and is currently in a third Phase I clinical study to evaluate the safety and anti-viral activity of bavituximab over a longer dosing period in patients co-infected with HCV and the Human Immunodeficiency Virus (“HIV”).  Bavituximab as an anti-cancer agent is in a Phase I monotherapy trial for the treatment of solid tumors in the U.S. and has recently completed enrollment in the first stage of a two-stage Phase II trial for the treatment of breast cancer in combination with chemotherapy in the Republic of Georgia.  In addition during June 2008, we initiated two separate Phase II studies in India for the treatment of patients with non-small cell lung cancer and breast cancer, respectively, using bavituximab in combination with chemotherapy.  Under our TNT platform technology, our lead candidate Cotara®, is currently in a dose confirmation and dosimetry clinical trial in the U.S. and in a Phase II clinical trial in India, both for the treatment of glioblastoma multiforme, a deadly form of brain cancer.

We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of monoclonal antibodies for the treatment of cancer and viral diseases and (ii) Avid Bioservices®, Inc., (“Avid”) our wholly owned subsidiary, is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-services basis.

Going Concern – The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

At April 30, 2008, we had $15,130,000 in cash and cash equivalents.  We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in fiscal year 2009.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

We will need additional capital to support the costs of our clinical and pre-clinical programs through one or more methods including either equity or debt financing.  As of April 30, 2008, we had an aggregate of approximately 5,031,000 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, Avid represents an additional asset in our portfolio and we are actively pursuing strategic initiatives for Avid as a means of raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which includes projected revenues from existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which would reduce or delay our future projected cash-inflows.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Peregrine and its wholly owned subsidiary, Avid Bioservices®, Inc.  All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts - We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  As of April 30, 2008 and 2007, based on our analysis of our accounts receivable balances, we determined no allowance for doubtful accounts was necessary.

Prepaid Expenses - Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date.  In addition, we have prepaid various research and development related services through the issuance of shares of our common stock to unrelated entities, which are expensed once the services have been provided under the terms of the arrangement.  As of April 30, 2008 and 2007, prepaid expenses and other current assets in the accompanying consolidated financial statements include $475,000 in research and development services prepaid with shares of our common stock to Affitech AS under a research collaboration agreement for the generation of fully human monoclonal antibodies against two targets that are currently undefined and contain no expiration clauses.  We will expense these prepaid targets once they are defined and delivered to Affitech AS in accordance with the terms of the agreement, which we expect will occur within the next twelve months.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

Inventories - Inventories are stated at the lower of cost or market and include raw materials, direct labor, and overhead costs associated with our wholly owned subsidiary, Avid.  Cost is determined by the first-in, first-out method.  Inventories consist of the following at April 30,:

	2008	2007
Raw materials, net	$1,115,000	$810,000
Work-in-process	1,785,000	1,106,000
Total inventories	$2,900,000	$1,916,000

Concentrations of Credit Risk - The majority of trade and other receivables as of April 30, 2008, are from customers in the United States and Germany.  The majority of trade and other receivables as of April 30, 2007, are from customers in the United States, Germany and Israel.  Most contracts require up-front payments and installment payments during the term of the service.  We perform periodic credit evaluations of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs.  Allowances are maintained for potential credit losses and as of April 30, 2008 and 2007 no allowances were deemed necessary.

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

Customer Deposits - Customer deposits primarily represents advance payments received from customers prior to the initiation of contract manufacturing services.

Deferred Revenue - Deferred revenue primarily consists of installment payments received by Avid prior to the recognition of revenues under customer service agreements and up-front license fees received by Peregrine under technology licensing agreements.  Deferred revenue is generally recognized once the service has been provided, all obligations have been met and/or upon shipment of the product to the customer.

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

Reclassification - Certain amounts in fiscal year 2007 consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates - The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from these estimates.

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three years ended April 30, 2008.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 928,801, 2,071,087 and 3,433,414 shares of common stock for the fiscal years ended April 30, 2008, 2007 and 2006, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants to purchase up to 10,455,216, 7,218,883 and 9,090,374 shares of common stock for the fiscal years ended April 30, 2008, 2007 and 2006, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  We adopted the provisions of FIN No. 48 on May 1, 2007 (Note 11).

Research and Development - Research and development costs are charged to expense when incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.  Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) technology access and maintenance fees, including fees incurred under licensing agreements, (v) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (vi) other research and development expenses.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 will be effective for our fiscal year 2009, beginning May 1, 2008.  Our adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  If the fair value method is selected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date.  The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 will be effective for our fiscal year 2009, beginning May 1, 2008.  Our adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF No. 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized.  These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed.  EITF No. 07-3 will be effective for our fiscal year 2009, beginning May 1, 2008.  Our adoption of EITF No. 07-3 is not expected to have a material impact on our consolidated financial statements.

In November 2007, the FASB ratified EITF Issue 07-01 (“EITF No. 07-01”), Accounting for Collaborative Arrangements, which defines collaborative arrangements and requires that revenues and costs incurred with third parties that do not participate in the collaborative arrangements be reported in the statement of operations gross or net pursuant to the guidance in EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.   Classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature or, in the absence of other applicable authoritative accounting literature, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  EITF No. 07-01 will be effective for fiscal years beginning after December 15, 2008, which we would be required to implement no later than May 1, 2009, and applied as a change in accounting principal to all prior periods retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF No. 07-01 on our consolidated financial statements.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

Prior to May 1, 2006, we accounted for stock options granted under the Option Plans in accordance with Accounting Principles Board No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and Related Interpretations, as permitted by FASB Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation.  Accordingly, no compensation expense was recognized in the accompanying consolidated statements of operations for fiscal year 2006 related to stock option grants, as all options granted under the Option Plans had an exercise price at least equal to the fair market value of the underlying common stock on the grant date.

On May 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004), which supersedes our previous accounting under APB No. 25.  SFAS No. 123R requires the recognition of compensation expense, using a fair value based method, for costs related to all share-based payments including grants of employee stock options.  In addition, SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods (vesting period).  We adopted SFAS No. 123R using the modified-prospective method and, accordingly, stock-based compensation cost recognized beginning May 1, 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Results for fiscal year 2006 have not been restated.

Our net loss for fiscal years ended April 30, 2008 and 2007, increased $829,000 ($0.004 per basic and diluted share) and $964,000 ($0.005 per basic and diluted share), respectively, as a result of the adoption of SFAS No. 123R, which costs are included in the accompanying consolidated statements of operations as follows:

	2008	2007
Research and development	$534,000	$589,000
Selling, general and administrative	295,000	375,000
Total	$829,000	$964,000

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period (typically 2 to 4 years).  The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs.  The expected volatility is based on the daily historical volatility of our stock covering the estimated expected term.  The expected term of options granted prior to the adoption of SFAS No. 123R (adopted May 1, 2006) was based on the average estimated expected life of the options granted during the fiscal year.  The expected term of options granted subsequent to the adoption of SFAS No. 123R through our quarter ended October 31, 2007 was based on the expected time to exercise using the “simplified” method allowable under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.  Effective November 1, 2007, the expected term reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options and is applied to all option grants subsequent to October 31, 2007.  The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant.  The expected dividend yield assumption is based on our expectation of future dividend payouts.  We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2008, 2007 and 2006, were as follows:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

	Year Ended April 30,
	2008	2007	2006
Risk-free interest rate	3.77%	4.83%	3.88%
Expected life (in years)	6.02	6.25	5.49
Expected volatility	82%	98%	103%
Expected dividend yield	-	-	-

As of April 30, 2008, options to purchase up to 14,689,064 shares of our common stock were issued and outstanding under the Option Plans with a weighted average exercise price of $1.24 per share and expire at various dates through March 31, 2018.  Options to purchase up to 1,201,811 shares of common stock were available for future grant under the Option Plans as of April 30, 2008.

The following summarizes all stock option transaction activity for fiscal year ended April 30, 2008:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, May 1, 2007	11,537,946	$1.54
Granted	4,231,894	$0.48
Exercised	(45,000)	$0.60
Canceled or expired	(1,035,776)	$1.49
Outstanding, April 30, 2008	14,689,064	$1.24	6.09	$177,000

Exercisable and expected to vest	14,355,394	$1.25	6.02	$173,000
Exercisable, April 30, 2008	9,990,396	$1.51	4.67	$97,000

The weighted-average grant date fair value of options granted during the years ended April 30, 2008, 2007 and 2006 was $0.35, $1.05 and $0.91 per share, respectively.  The aggregate intrinsic value of stock options exercised during the years ended April 30, 2008, 2007 and 2006 was $19,000, $38,000 and $55,000, respectively.

Cash proceeds from stock options exercised during the years ended April 30, 2008, 2007 and 2006 totaled $27,000, $59,000 and $122,000, respectively.

We issue shares of common stock that are reserved for issuance under the Option Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2008, the total estimated unrecognized compensation cost related to non-vested stock options was $1,949,000.  This cost is expected to be recognized over a weighted average vesting period of 2.25 years based on current assumptions.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

As discussed above, results for fiscal year 2006 have not been restated to reflect the effects of implementing SFAS No. 123R.  Prior to May 1, 2006, we accounted for our stock option grants in accordance with APB No. 25 and provided the pro forma disclosures required by SFAS No. 123.  The following table illustrates the effect on net loss and net loss per share for the year ended April 30, 2006 had we applied the fair value recognition provisions of SFAS No. 123 to our stock option grants:

Net loss, as reported	$(17,061,000)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,755,000)

Net loss, pro forma	$(18,816,000)
Basic and diluted net loss per share:
Net loss, as reported	$(0.10)

Net loss, pro forma	$(0.11)

Periodically, we grant stock options to non-employee consultants.  The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Stock-based compensation expense recorded during fiscal years 2008, 2007 and 2006 associated with non-employees amounted to $21,000, $57,000 and $499,000, respectively.

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

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

5.    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

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

During January 2008, we paid in full the balance of the Notes, which amount was offset by an applied security deposit in the amount of $175,000.  In addition, the remaining security deposit of $150,000 was refunded back to us in January 2008.

Notes Payable consist of the following at April 30, 2008 and April 30, 2007:

	April 30, 2008	April 30, 2007
Note payable dated November 2004; 5.78% per annum; monthly payments of $11,000	$-	$83,000
Note payable dated December 2004; 5.85% per annum; monthly payments of $12,000	-	103,000
Note payable dated June 2005; 6.39% per annum; monthly payments of $8,000	-	117,000
Note payable dated November 2005; 6.63% per annum; monthly payments of $3,000	-	60,000
Note payable dated March 2006; 6.87% per annum; monthly payments of $6,000	-	135,000
	-	498,000
Less current portion	(-)	(379,000)
Notes payable, less current portion	$-	$119,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

During December 2005, we financed certain equipment under a capital lease agreement in the amount of $65,000.  The agreement bears interest at a rate of 6.30% per annum with payments due monthly in the amount of approximately $1,600 through December 2009.

During April 2008, we financed certain equipment under a capital lease agreement in the amount of $15,000.  The agreement bears interest at a rate of 6.56% per annum with payments due monthly in the amount of approximately $400 through April 2011.

The equipment purchased under these capital leases is included in property in the accompanying consolidated financial statements at April 30, 2008 as follows:

Laboratory equipment	$13,000
Furniture, fixtures and office equipment	68,000
Less accumulated depreciation	(32,000)
Net book value	$49,000

Minimum future capital lease payments as of April 30, 2008 are as follows:

Year ending April 30:

2009	24,000
2010	18,000
2011	5,000
Total minimum lease payments	47,000
Amount representing interest	(3,000)
Net present value minimum lease payments	44,000
Less current portion	22,000
$22,000

6.    COMMITMENTS AND CONTINGENCIES

Operating Leases - In December 1998, we sold and subsequently leased back our two facilities in Tustin, California.  The lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years.  On December 22, 2005, we entered into a First Amendment to Lease and Agreement of Lease (“First Amendment”) with the landlord to our original lease dated December 24, 1998 and extended the original lease term for seven additional years to expire on December 31, 2017 while maintaining our two 5-year renewal options that could extend our lease to December 31, 2027.  Our monthly lease payments will continue to increase at a rate of 3.35% every two years under the First Amendment.  We record rent expense on a straight-line basis and the differences between the amounts paid and the amounts expensed are included in other current liabilities in the accompanying consolidated financial statements.  Annual rent expense under the lease agreement totaled $807,000, during fiscal years 2008 and 2007 and $758,000 during fiscal year 2006.

During fiscal year 2004, we entered into an operating lease agreement to lease certain office equipment, which has a 5-year term and expires during fiscal year 2009.  The remaining annual minimum lease payments are $12,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

During February 2005, we entered into an operating lease agreement to lease certain office space in Houston, Texas.  The lease has a 3-year term and expired in February 2008.  During March 2008, we entered into a First Amendment to Lease with the landlord to our original lease agreement to extend the lease term for an additional 3-year term to expire in February 2011.  Annual minimum lease payments for fiscal years 2009, 2010 and 2011 under the First Amendment to Lease total $23,000, $24,000 and $21,000, respectively, plus a pro rata share of monthly operating expenses.  Rent expense under the lease agreement totaled $24,000 during fiscal year 2008 and $21,000 during fiscal years 2007 and 2006.

At April 30, 2008, future minimum lease payments under all non-cancelable operating leases are as follows:

Year ending April 30:	Minimum Lease Payments
2009	$816,000
2010	820,000
2011	825,000
2012	823,000
2013	832,000
Thereafter	4,082,000
$8,198,000

Rental Income –  Sublease rental income totaled $35,000 and $59,000 for fiscal years 2007 and 2006, respectively.  There was no sublease rental income during fiscal year 2008.

Legal Proceedings – In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  Although we currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows, however, we did file or are involved with the following lawsuits:

On January 12, 2007, we filed a complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”).  The original complaint has been amended three times based on the ongoing discovery to include claims against Shanghai MediPharm and its related entities, and Alan Epstein, MD.  The lawsuit alleges claims for breach of contract, interference with contractual relations, declaratory relief, and injunctive relief against the defendants.  Peregrine's claims stem from a 1995 license agreement with CTL, and two amendments thereto (collectively referred to as the "License Agreement").  Peregrine claims that CTL breached the License Agreement by, among other things, (i) not sharing with Peregrine all inventions, technology, know-how, patents and other information, derived and/or developed in the People's Republic of China and/or at the CTL laboratory, as was required under the License Agreement; (ii) not splitting revenue appropriately with Peregrine as required under the License Agreement; (iii) utilizing Peregrine's licensed technologies outside of the People's Republic of China; and (iv) failing to enter a sublicense agreement with a Chinese sponsor obligating the Chinese sponsor to comply with the terms and obligations in the License Agreement.  Peregrine further alleges that Medibiotech and Shanghai Medipharm Biotech Co., Ltd. ("Medipharm Entities") interfered with the License Agreement, leading to CTL's breaches.  This interference by the Medipharm Entities includes: 1) posturing Shanghai Medipharm as the designated sublicensee under the License Agreement, without binding any of the Medipharm Entities  to the terms and obligations of an appropriate sublicense agreement called for under the License Agreement; 2) entering into a license agreement with defendant Epstein ("Epstein License Agreement") instead of CTL; 3) restricting the information CTL was allowed to provide to Peregrine, thereby prohibiting CTL from providing to Peregrine all information required under the License Agreement; and 4) providing compensation to CTL, and its principals, so that CTL would enter agreements that prohibited CTL from performing under the License Agreement.  These same monetary inducements also interfered with the 1999 Material Transfer Agreement between Peregrine and Dr. Epstein ("MTA"), and caused Dr. Epstein to breach the MTA.  Dr. Epstein has attempted to have our claims against him referred to binding Arbitration.  The Superior Court has declined his request.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

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

On February 22, 2008, the MediPharm entities filed a cross-complaint alleging, as a third party beneficiary, that that the Company breached the Agreement by double-licensing the technology licensed to CTL to another party, intentionally interfered with a prospective economic advantage, and unjust enrichment.  MediPharm’s cross-complaint, which seeks $30 million in damages, is in part predicated on MediPharm being the “Chinese Sponsor” under the Agreement.  We intend to bring pre-trial motions to dispose of the MediPharm Cross-Complaint.

The discovery phase on the aforementioned cases is still ongoing.  Until we complete the discovery phase and our objections are considered, we cannot estimate the magnitude of the claims of the parties against each other or probable outcome of the litigation.

7.    LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

The following represents a summary of our key collaborations for the development and commercialization of our products in clinical trials, bavituximab and Cotara® and our products in pre-clinical development.  In addition, we do not perform any research and development activities for any unrelated entities.

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

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

Under our in-licensing agreements relating to the Anti-PS Immunotherapeutics technology, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales and/or a percentage of sublicense income.  Our aggregate future milestone payments under the above in-licensing agreements are $6,850,000 assuming the achievement of all development milestones under the agreements through commercialization of products, of which, $6,400,000 is due upon approval of the first Anti-PS Immunotherapeutics product.  In addition, under one of the agreements, we are required to pay future milestone payments upon the completion of Phase II clinical trial enrollment in the amount of 75,000 pounds sterling, the amount of which will continue as an annual license fee thereafter, plus a royalty on net sales of any products that we market that utilize the underlying technology.  In the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.  We do not anticipate making any milestone payments under these agreements for at least the next fiscal year.

  During fiscal years 2008 and 2006, we expensed $50,000 and $450,000, respectively upon the completion of clinical milestones in accordance with in-licensing agreements covering our Anti-PS Immunotherapeutics technology platform, which is included in research and development expense in the accompanying consolidated financial statements.  We did not incur any milestone related expenses during fiscal year 2007.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

In April 1997, we gained access to certain exclusive licenses for Vascular Targeting Agents (“VTAs”) technologies from various institutions.  In conjunction with various licensing agreements covering our VTA technology, we are required to pay combined annual fees of $50,000 plus milestone payments based on the development success of the technologies and a royalty on net sales.  Our aggregate future milestone payments under these exclusive licenses are $1,688,000 assuming the achievement of all development milestones under the agreements through commercialization of the product, which are due at various stages of clinical development in accordance with the applicable license.  We do not anticipate making any milestone payments for at least the next fiscal year under these agreements.

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

During fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with an unrelated entity regarding the generation and commercialization of up to fifteen fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates.  These agreements incorporate the various binding term sheets we entered into with the unrelated entity during June 2003, September 2004, and November 2004.  Under the terms of the research collaboration agreement, we pay a non-refundable upfront technology access fee for each human antibody project initiated.  In addition, under the terms of the development and commercialization agreement, we are obligated to pay future milestones payments based on the achievement of development milestones, plus a royalty on net sales.  Our aggregate future milestone payments range from $5.75 million to $6.35 million per fully human antibody generated by the unrelated entity upon the achievement of certain development milestones through commercialization.  During fiscal year 2006, we expensed $185,000 in non-refundable upfront technology access fees under the research collaboration agreement upon the initiation to generate one fully human monoclonal antibody, the amount of which is included in research and development expense in the accompanying consolidated financial statements.  We did not incur any non-refundable upfront technology access fees during fiscal years 2008 and 2007.

During December 2003, we entered into a research collaboration agreement with an unrelated entity regarding the humanization of one of our Anti-PS Immunotherapeutic antibodies to be used as a possible future generation clinical candidate.  Under the terms of the research collaboration agreement, we pay a non-refundable up-front license fee, antibody development milestone fees, clinical development milestone fees and a royalty on net sales.  Our minimum aggregate future milestone payments under this agreement are $3,250,000 assuming the achievement of all development milestones under the agreement through commercialization of the product.  We do not anticipate making any milestone payments for at least the next fiscal year under this agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

During July 2004, we announced that we entered into a worldwide exclusive licensing agreement for intellectual property related to Phosphatidylserine conjugates and Anti-PS antibodies from The University of Texas M. D. Anderson Cancer Center related to generating an immune response for the treatment of cancer and other indications.  Under the terms of the agreement, we paid a non-refundable up-front license fee and are obligated to pay future milestone fees based on the clinical progress of products that fall under the licensed intellectual property and a royalty on net sales as defined in the agreement.  Our aggregate future milestone payments under this licensing agreement are $1,700,000 assuming the achievement of all development milestones under the agreement through commercialization of the product.  We do not anticipate making any milestone payments for at least the next fiscal year under this agreement.

During March 2007, we entered into a worldwide exclusive licensing agreement for intellectual property related to the use of beta-2-glycoprotein I as an anti-angiogenesis agent from The University of Texas M.D. Anderson Cancer Center.  Under the terms of the agreement, we paid The University of Texas M.D. Anderson Cancer Center a non-refundable up-front fee of $150,000, which is included in research and development expense in fiscal year 2007 in the accompanying consolidated financial statements.  In addition, under the terms of the agreement, we are obligated to pay annual maintenance fees, clinical development milestone fees and a royalty on net sales.  Our aggregate future clinical development milestone payments under this licensing agreement are $1,425,000 assuming the achievement of all development milestones under the agreement through commercialization of the product.  We do not anticipate making any milestone payments for at least the next fiscal year under this agreement.

During June 2007, we entered into an exclusive license agreement with The Regents of the University of California regarding the use of certain Anti-PS antibodies to be used as a possible future generation clinical candidate.  Under the terms of the agreement, we paid a non-refundable up-front license fee of $25,000, which is included in research and development expense in fiscal year 2008 in the accompanying consolidated financial statements.  In addition, under the terms of the agreement, we are obligated to pay an annual maintenance fee, clinical development milestone fees and a royalty on net sales.  Our aggregate future clinical development milestone payments under the license agreement are $735,000 assuming the achievement of all developmental milestones under the agreement through commercialization of the product.  We do not anticipate making any milestone payments for at least the next fiscal year under this agreement.

Out-Licensing Collaborations

In addition to our in-licensing collaborations, the following represents a summary of our key out-licensing collaborations.

During September 1995, we entered into an agreement with Cancer Therapeutics, Inc., a California corporation, whereby we granted to Cancer Therapeutics Laboratories, Inc. (“CTL”) the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China.  We are entitled to receive 50% of the distributed profits received by Cancer Therapeutics, Inc. from the Chinese pharmaceutical company.  Cancer Therapeutics, Inc. has the right to 20% of the distributed profits under the agreement with the Chinese pharmaceutical company.  During March 2001, we extended the exclusive licensing period granted to Cancer Therapeutics, which now expires on December 31, 2016.  In exchange for this extension, Cancer Therapeutics, Inc. agreed to pay us ten percent (10%) of all other consideration received by Cancer Therapeutics, Inc. from the Chinese pharmaceutical company, excluding research funding.  During January 2007, we filed a lawsuit alleging breach of contract against CTL alleging various breaches of contract under the agreement.  The lawsuit is currently in the discovery phase as further discussed in Part I, Item 3 under “Legal Proceedings” of this Annual Report.  Through fiscal year ended April 30, 2008, we have not received any amounts under the agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

During October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our TNT technology for use in the application of cytokine fusion proteins.  During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale.  Under the terms of agreement, we would receive a royalty on net sales if a product is approved under the agreement.  Merck KGaA has not disclosed the development status of its program to Peregrine.

During February 2007, we entered into an amended and restated license agreement with SuperGen, Inc. (“SuperGen”) revising the original licensing deal completed with SuperGen in February 2001 to license a segment of our VTA technology, specifically related to certain conjugates Vascular Endothelial Growth Factor (“VEGF”).  Under the terms of the amended and restated license agreement, we will receive annual license fees of up to $200,000 per year payable in cash or SuperGen common stock until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology.  In addition, we could receive up to $8.25 million in future payments based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement, as amended.  We could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen.  As of April 30, 2008, SuperGen has not filed an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology.

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

During August 2005, we licensed certain intellectual property rights under our VTA technology to Medarex, Inc., which allowed Medarex, Inc. to develop and commercialize certain monoclonal antibody conjugates for the treatment of a wide range of solid tumors.  During September 2007, the agreement was terminated by Medarex, Inc.

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

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

Increased Authorized Shares Of Common Stock

On October 22, 2007, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 250,000,000 to 325,000,000.  In November 2007, we filed an amendment to our Certificate of Incorporation with the Secretary of State of Delaware which effected the foregoing increase.

Financing Under Shelf Registration Statements On Form S-3

During January 2007, we filed a registration statement on Form S-3, File Number 333-139975 (“January 2007 Shelf”) which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, shares of common stock for proceeds up to $30,000,000.

On June 28, 2007, we entered into a Securities Purchase Agreement with several institutional investors whereby we sold 30,000,000 shares of our common stock in exchange for gross proceeds of $22,500,000 under the January 2007 Shelf.  We received net proceeds of $20,859,000 after deducting placement agent fees and estimated costs associated with the offering.  As of April 30, 2008, we could raise up to an additional $7,500,000 in gross proceeds under the January 2007 Shelf registration statement.

During fiscal years 2007 and 2006, we entered into various financing transactions under the following shelf registration statements on Form S-3, which were declared effective by the Securities and Exchange Commission on various dates described in the table below, allowing us to issue, from time to time, in one or more offerings the following number of shares of our common stock to purchase shares of our common stock:

Registration Statement No.	Shelf Effective Date	Number of Shares of Common Stock Registered
333-109982	October 2003	12,000,000
333-121450	December 2004	12,000,000
333-128322	September 2005	12,000,000
333-132872	March 2006	15,000,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

The following tables summarize the financing transactions we entered into during fiscal years 2006 and 2007 under the above shelf registration statements:

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

As of April 30, 2008, an aggregate of 5,030,634 shares of common stock were available for issuance under shelf registration statements 333-121450 and 333-132872 noted above.

Shares Of Common Stock Authorized And Reserved For Future Issuance

In accordance with our shares reserved for issuance under our Shelf registration statements, stock option plans and warrant agreements, we have reserved 20,921,509 shares of our common stock at April 30, 2008 for future issuance, calculated as follows:

Number of shares reserved
Shares reserved under two effective shelf registration statements	5,030,634
Options issued and outstanding	14,689,064
Options available for future grant	1,201,811
Total shares reserved	20,921,509

9.    WARRANTS

As of April 30, 2008, we had no warrants to purchase common stock issued and outstanding.  In addition, there were no warrants to purchase common stock granted during fiscal years 2008, 2007 and 2006.

During fiscal year 2008, warrants to purchase 53,416 shares of our common stock were exercised for net proceeds of $46,000.  During fiscal year 2007, warrants to purchase 6,266,788 shares of our common stock were exercised for net proceeds of $4,836,000.  During fiscal year 2006, warrants to purchase 812,512 shares of our common stock were exercised for net proceeds of $611,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

During fiscal years 2008, 2007 and 2006, warrants to purchase 369,449, 275,000 and 5,764,631 shares of common stock, respectively, expired unexercised.

10.    SEGMENT REPORTING

Our business is organized into two reportable operating segments.  Peregrine is engaged in the research and development of monoclonal antibody products for the treatment of cancer and viral infections.  Avid is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

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

Segment information is summarized as follows:

	2008	2007	2006
Net Revenues:
Contract manufacturing and development of biologics	$5,897,000	$3,492,000	$3,005,000
Products in research and development	196,000	216,000	188,000
Total revenues, net	$6,093,000	$3,708,000	$3,193,000

Gross Profit (Loss):
Contract manufacturing and development of biologics	$1,093,000	$196,000	$(292,000)
Products in research and development	196,000	216,000	188,000
Total gross profit (loss)	$1,289,000	$412,000	$(104,000)

Research and development expense	(18,279,000)	(15,876,000)	(12,415,000)
Selling, general and administrative expense	(7,150,000)	(6,446,000)	(6,564,000)
Other income, net	964,000	1,114,000	2,022,000
Net loss	$(23,176,000)	$(20,796,000)	$(17,061,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

Net revenues generated from Avid were primarily from the following customers:

	2008	2007	2006
Customer revenues as a % of net revenues:
United States (customer A)	84%	11%	73%
Germany (one customer)	7%	51%	10%
Australia (one customer)	2%	14%	5%
China (one customer)	0%	10%	0%
Other customers	7%	14%	12%
Total customer revenues as a % of net revenues	100%	100%	100%

Net revenues generated from Peregrine during fiscal years 2008, 2007 and 2006 were primarily from annual license fees received under the license agreement with SuperGen, Inc. (Note 7) combined with the amortized portion of up-front license fees received under two separate license agreements.

Long-lived assets consist of the following:

	2008	2007
Long-lived Assets, net:
Contract manufacturing and development of biologics	$1,825,000	$1,527,000
Products in research and development	233,000	313,000
Total long-lived assets, net	$2,058,000	$1,840,000

11.    INCOME TAXES

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

We adopted the provisions of FIN No. 48 on May 1, 2007.   There were no unrecognized tax benefits as of the date of adoption and as a result of the implementation of FIN No. 48, we did not recognize an increase in the liability for unrecognized tax benefits.  In addition, there are no unrecognized tax benefits included in our consolidated balance sheet that would, if recognized, affect our effective tax rate.

It is our policy to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statement of operations.  We did not recognize interest or penalties related to income taxes for the fiscal year ended April 30, 2008, and we did not accrue for interest or penalties as of April 30, 2008.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

We are primarily subject to U.S. federal and California state jurisdictions.  To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

The adoption of FIN No. 48 did not impact our financial condition, results of operations, or cash flows.  At April 30, 2008, we had total deferred tax assets of $3,922,000.  Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our total deferred tax assets.  Additionally, the future utilization of our net operating loss and general business and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.  We have not yet performed a Section 382 analysis to determine the limitation of the net operating loss and general business and research and development credit carry forwards.  Until this analysis has been performed, we have removed the deferred tax assets for net operating losses of $64,107,000 and general business and research and development credits of $118,000 generated through April 30, 2008 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance.  When this analysis is finalized, we plan to update our unrecognized benefits under FIN No. 48.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

At April 30, 2008, we had federal net operating loss carry forwards and tax credit carry forwards of approximately $169,948,000 and $118,000, respectively.  The net operating loss carry forwards expire in fiscal years 2009 through 2026.  The net operating losses of $2,986,000 applicable to Vascular Targeting Technologies, our wholly-owned subsidiary, can only be offset against future income of that subsidiary.  The tax credit carry forwards begin to expire in fiscal year 2009 and are available to offset the future taxes of our subsidiary.  We also have state net operating loss carry forwards of approximately $101,589,000 at April 30, 2008, which begin to expire in fiscal year 2009.

The provision for income taxes consists of the following for the three years ended April 30, 2008:

	2008	2007	2006
Provision for federal income taxes at statutory rate	$(7,880,000)	$(7,071,000)	$(5,801,000)
State income taxes, net of federal benefit	(1,309,000)	(1,202,000)	(995,000)
Expiration and adjustment of loss carry forwards	64,484,000	73,000	719,000
Change in valuation allowance	(55,510,000)	8,132,000	6,048,000
Increase of effective tax rate for net state deferred tax asset	-	-	-
Other, net	215,000	68,000	29,000
Income tax (expense) benefit	$-	$-	$-

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.  Significant components of our deferred tax assets at April 30, 2008 and 2007 are as follows:

	2008	2007

Net operating loss carry forwards	$-	$55,756,000
Stock-based compensation	1,891,000	2,067,000
General business and research and development credits	-	118,000
Deferred revenue	875,000	424,000
Accrued liabilities	1,156,000	1,067,000

Total deferred tax assets	3,922,000	59,432,000
Less valuation allowance	(3,922,000)	(59,432,000)

Net deferred tax assets	$-	$-

12.    BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all regular employees who are at least the age of 21 and have three or more months of continuous service.  The Plan provides for employee contributions of up to 100% of their compensation or a maximum of $15,500.  We made no matching contributions to the Plan since its inception.

13.    SUBSEQUENT EVENTS

On June 30, 2008, we were awarded a five-year contract worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (TMTI) of the U.S. Department of Defense's Defense Threat Reduction Agency (DTRA).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $5 million appropriated immediately for the current federal fiscal year ending September 30, 2008.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period.  Work under this contract commenced on June 30, 2008.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008 (continued)

14.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	2008	2008	2007	2007	2007	2007	2006	2006

Net revenues	$901,000	$1,675,000	$1,892,000	$1,625,000	$2,240,000	$363,000	$684,000	$421,000
Cost of sales	$932,000 (a)	$1,289,000	$1,402,000	$1,181,000	$2,049,000	$223,000	$494,000	$530,000 (b)
Gross profit (loss)	$(31,000)	$386,000	$490,000	$444,000	$191,000	$140,000	$190,000	$(109,000)
Operating expenses	$6,266,000	$6,788,000	$7,043,000	$5,332,000	$5,630,000	$5,420,000	$5,590,000	$5,682,000
Net loss	$(6,159,000)	$(6,154,000)	$(6,207,000)	$(4,656,000)	$(5,244,000)	$(5,025,000)	$(5,070,000)	$(5,457,000)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$(0.03)
______________
(a)	Cost of sales for the quarter ended April 30, 2008 includes the write-off of unusable work-in-process inventory associated with two customers, which in the aggregate totaled $381,000.

(b)
Cost of sales for the quarter ended July 31, 2006 includes the write-off of unusable work-in-process inventory combined with an estimated contract loss provision associated with one customer, which in the aggregate totaled $208,000.

PEREGRINE PHARMACEUTICALS, INC.	SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2008

	Balance at	Charged		Balance
	Beginning	to costs and		at end
Description	of period	expenses	Deductions	of period

Valuation reserve for note and other receivables for the year ended April 30, 2006	$1,581,000	$-	$(1,581,000)	$-

Valuation reserve for note and other receivables for the year ended April 30, 2007	$-	$-	$-	$-

Valuation reserve for note and other receivables for the year ended April 30, 2008	$-	$-	$-	$-