Form 10-Q
period 2008-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2008-09-09
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☒
Non- Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

As of July 31, 2008, there were 226,210,617 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2008	APRIL 30, 2008
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,963,000	$15,130,000
Trade and other receivables	2,099,000	605,000
Government contract receivables	1,794,000	-
Inventories, net	4,628,000	2,900,000
Prepaid expenses and other current assets	1,198,000	1,208,000

Total current assets	19,682,000	19,843,000

PROPERTY:
Leasehold improvements	669,000	669,000
Laboratory equipment	4,140,000	4,140,000
Furniture, fixtures and office equipment	919,000	919,000

	5,728,000	5,728,000
Less accumulated depreciation and amortization	(3,803,000)	(3,670,000)

Property, net	1,925,000	2,058,000

Other assets	1,201,000	1,156,000

TOTAL ASSETS	$22,808,000	$23,057,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JULY 31, 2008	APRIL 30, 2008
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,134,000	$2,060,000
Accrued clinical trial site fees	305,000	237,000
Accrued legal and accounting fees	210,000	450,000
Accrued royalties and license fees	151,000	222,000
Accrued payroll and related costs	955,000	1,084,000
Capital lease obligation, current portion	22,000	22,000
Deferred revenue	4,021,000	2,196,000
Deferred government contract revenue	980,000	-
Customer deposits	1,898,000	838,000
Other current liabilities	336,000	331,000

Total current liabilities	12,012,000	7,440,000

Capital lease obligation, less current portion	16,000	22,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$.001 par value; authorized 325,000,000 shares; outstanding – 226,210,617 and 226,210,617, respectively	226,000	226,000
Additional paid-in capital	246,476,000	246,205,000
Accumulated deficit	(235,922,000)	(230,836,000)

Total stockholders' equity	10,780,000	15,595,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,808,000	$23,057,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	July 31, 2008	July 31, 2007
	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$1,193,000	$1,621,000
Government contract revenue	324,000	-
License revenue	-	4,000
Total revenues	1,517,000	1,625,000

COSTS AND EXPENSES:
Cost of contract manufacturing	903,000	1,181,000
Research and development	4,068,000	3,624,000
Selling, general and administrative	1,706,000	1,708,000
Total costs and expenses	6,677,000	6,513,000

LOSS FROM OPERATIONS	(5,160,000)	(4,888,000)

OTHER INCOME (EXPENSE):
Interest and other income	75,000	239,000
Interest and other expense	(1,000)	(7,000)

NET LOSS	$(5,086,000)	$(4,656,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	226,210,617	206,071,568

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JULY 31,
	2008	2007
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,086,000)	$(4,656,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,000	119,000
Share-based compensation	271,000	197,000
Changes in operating assets and liabilities:
Trade and other receivables	(1,494,000)	(764,000)
Government contract receivables	(1,794,000)	-
Inventories, net	(1,728,000)	(447,000)
Prepaid expenses and other current assets	10,000	16,000
Accounts payable	1,074,000	(317,000)
Accrued clinical trial site fees	68,000	(115,000)
Accrued payroll and related costs	(129,000)	(210,000)
Deferred revenue	1,825,000	756,000
Deferred government contract revenue	980,000	-
Customer deposits	1,060,000	(464,000)
Other accrued expenses and current liabilities	(306,000)	(335,000)
Net cash used in operating activities	(5,116,000)	(6,220,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	-	(75,000)
(Increase) decrease in other assets	(45,000)	71,000
Net cash used in investing activities	(45,000)	(4,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,641,000 (2007)	-	20,931,000
Principal payments on notes payable and capital lease	(6,000)	(116,000)
Net cash (used in) provided by financing activities	(6,000)	20,815,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,167,000)	14,591,000

CASH AND CASH EQUIVALENTS, beginning of period	15,130,000	16,044,000

CASH AND CASH EQUIVALENTS, end of period	$9,963,000	$30,635,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2008 (unaudited)

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

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at July 31, 2008, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three-month periods ended July 31, 2008 and 2007.  We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted.  Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2008.  Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Going Concern – Our interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

At July 31, 2008, we had $9,963,000 in cash and cash equivalents.  We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.

We will need to raise additional capital through one or more methods, including equity or debt financings, in order to support the costs of our clinical and pre-clinical programs.  As of July 31, 2008, we had an aggregate of 5,030,634 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2008 (unaudited) (continued)

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, Avid represents an additional asset in our portfolio and we are actively pursuing strategic initiatives for Avid as a means of raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid, to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues from existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which would reduce or delay our future projected cash-inflows.  As a result, we would not have sufficient capital to operate our business through fiscal year 2009 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition - We currently derive revenues primarily from contract manufacturing services provided by Avid and from services performed under a government contract awarded to Peregrine through the Transformational Medical Technologies Initiative (TMTI) of the U.S. Department of Defense’s Defense Threat Reduction Agency (DTRA) that was signed on June 30, 2008.

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

 In addition, we comply with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and Accounting Research Bulletin No. 43 Chapter 11, Government Contracts.

Revenues associated with contract manufacturing services provided by Avid are generally recognized once the service has been provided and/or upon shipment of the product to the customer.  We also record a provision for estimated contract losses, if any, in the period during which they are determined.

Our contract with the DTRA is a “cost-plus-fixed-fee” contract.   Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, indirect costs, and a fixed fee for our efforts.  Revenue under this “cost-plus-fixed-fee” contract is recognized as we perform the underlying research and development activities.  However, progress payments associated with contract manufacturing services performed under the DTRA contract are classified as Deferred Government Contract Revenue and are recognized as revenue upon delivery or transfer of legal title of the product to the DTRA.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2008 (unaudited) (continued)

Allowance for Doubtful Accounts - We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  As of July 31, 2008, based on our analysis of our accounts receivable balances and based on historical collectibility of receivables from our current customers, we determined no allowance for doubtful accounts was necessary.

Inventories – Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid.  Inventories consist of the following at July 31, 2008 and April 30, 2008:

	July 31, 2008	April 30, 2008

Raw materials	$1,664,000	$1,115,000
Work-in-process	2,964,000	1,785,000
Total inventories, net	$4,628,000	$2,900,000

Comprehensive Loss – Comprehensive loss is equal to net loss for all periods presented.

Reclassification – Certain amounts in the fiscal year 2008 condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Customer Deposits – Customer deposits primarily represent advance billings and/or advance payments received from customers prior to the initiation of contract manufacturing services.

Basic and Dilutive Net Loss Per Common Share – Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants (fiscal year 2008 only).  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants (fiscal year 2008 only) outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three months ended July 31, 2008 and 2007.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants (fiscal year 2008 only) to purchase up to 332,140 and 840,752 shares of common stock for the three months ended July 31, 2008 and 2007, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants (fiscal year 2008 only) to purchase up to 10,466,421 and 10,228,390 shares of common stock for the three months ended July 31, 2008 and 2007, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2008 (unaudited) (continued)

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy defines the three levels of inputs to measure fair value, as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●
Level 2 – Observable inputs other than quoted prices included in Level 1, such as assets or liabilities whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and significant to the overall fair value measurement.

We adopted SFAS No. 157 on May 1, 2008, which did not have a material impact on our consolidated financial statements as we currently do not have any Level 2 or Level 3 financial assets or liabilities and cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  If the fair value method is selected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date.  The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  We adopted SFAS No. 159 on May 1, 2008, which did not have a material impact on our consolidated financial statements as the fair value option was not elected for any of our financial assets or financial liabilities.

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF No. 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized.  These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed.  We adopted the provisions of EITF No. 07-3 on May 1, 2008, which did not have a material impact on our consolidated financial statements.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2008 (unaudited) (continued)

3.             SHARE-BASED COMPENSATION

We account for stock options granted under our equity compensation plans in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004).  SFAS No. 123R requires the recognition of compensation expense, using a fair value based method, for costs related to all share-based payments including grants of employee stock options.  In addition, SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods (typically 2 to 4 years).

The fair value of each option grant is estimated using the Black-Scholes option valuation model.  The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs including estimated stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense related to employee stock option grants for the three months ended July 31, 2008 and 2007 are included in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007

Research and development	$141,000	$129,000
Selling, general and administrative	125,000	54,000
Total	$266,000	$183,000

As of July 31, 2008, the total estimated unrecognized compensation cost related to non-vested stock options was $1,727,000.  This cost is expected to be recognized over a weighted average vesting period of 2.11 years based on current assumptions.

Periodically, we grant stock options to non-employee consultants.  The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Share-based compensation expense recorded during the three months ended July 31, 2008 and 2007 associated with non-employees amounted to $5,000 and $14,000, respectively.

4.      GOVERNMENT CONTRACT

On June 30, 2008, we were awarded a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (TMTI) of the U.S. Department of Defense's Defense Threat Reduction Agency (DTRA).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $5 million appropriated immediately for the current federal fiscal year ending September 30, 2008.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.  Work under this contract commenced on June 30, 2008 and direct costs associated with the contract are included in research and development expense in the accompanying condensed consolidated statements of operations.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2008 (unaudited) (continued)

5.            STOCKHOLDERS’ EQUITY

On June 28, 2007, we entered into a Securities Purchase Agreement with several institutional investors whereby we sold 30,000,000 shares of our common stock in exchange for gross proceeds of $22,500,000.  After deducting placement agent fees, legal fees and other costs associated with the offering, we received net proceeds of $20,859,000.  The shares of common stock were issued from our shelf registration statement on Form S-3, File Number 333-139975 (“January 2007 Shelf”), which allows us to issue, in one or more offerings, shares of common stock for proceeds up to $30,000,000.  As of July 31, 2008, we could raise up to $7,500,000 in remaining gross proceeds under the January 2007 Shelf.

In addition, as of July 31, 2008, an aggregate of 5,030,634 shares of common stock were available for issuance under two separate effective shelf registration statements.

As of July 31, 2008, we have reserved 20,837,989 additional shares of our common stock which may be issued under our shelf registration statements and stock option plans, excluding shares of common stock that could potentially be issued under the January 2007 Shelf, as further described in the following table:

Number of Shares Reserved

Shares of common stock reserved for issuance under two registration statements	5,030,634
Shares of common stock reserved for issuance upon exercise of outstanding options	14,437,436
Shares of common stock reserved for future option grants under our Option Plans	1,369,919
Total shares of common stock reserved for issuance	20,837,989

6.             WARRANTS

During the three months ended July 31, 2008, we had no outstanding warrants.  During the three months ended July 31, 2007, warrants to purchase 53,416 shares of our common stock were exercised for net proceeds of $45,000.

7.             SEGMENT REPORTING

Our business is organized into two reportable operating segments.  Peregrine is engaged in the research and development of monoclonal antibody-based therapies for the treatment of cancer and viral infections.  Avid is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-services basis.

The accounting policies of the operating segments are the same as those described in Note 2.  We primarily evaluate the performance of our contract manufacturing services segment based on gross profit or loss.  However, our products in research and development segment are not evaluated based on gross profit or loss, but rather based on scientific progress of the technologies.  As such, gross profit is only provided for our cointract manufacturing services segment in the below table.  All revenues shown below are derived from transactions with external customers.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2008 (unaudited) (continued)

Segment information is summarized as follows:

	Three Months Ended July 31,
	2008	2007

Contract manufacturing services revenue	$1,193,000	$1,621,000
Cost of contract manufacturing services	903,000	1,181,000
Gross profit	290,000	440,000

Revenues from products in research and development	324,000	4,000
Research and development expense	(4,068,000)	(3,624,000)
Selling, general and administrative expense	(1,706,000)	(1,708,000)
Other income, net	74,000	232,000
Net loss	$(5,086,000)	$(4,656,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended July 31,
	2008	2007
Customer revenues as a % of revenues:
United States (one customer)	84%	79%
Other customers	16%	21%
Total customer revenues as a % of revenues	100%	100%

Revenues generated from our products in research and development segment during the three months ended July 31, 2008 were from revenues earned under the government contract with the DTRA (Note 4).  Revenues generated from our products in research and development segment during the three months ended July 31, 2007 were from the amortized portion of an up-front license fee received under a license agreement.

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	July 31, 2008	April 30, 2008
Long-lived Assets, net:
Contract manufacturing services	$1,716,000	$1,825,000
Products in research and development	209,000	233,000
Total long-lived assets, net	$1,925,000	$2,058,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2008 (unaudited) (continued)

8.      LITIGATION

    In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  Although we currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows, however, we did file or are involved with the following lawsuits:

    On January 12, 2007, we filed a complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”).  The original complaint has been amended three times based on the ongoing discovery to include claims against Shanghai MediPharm and its related entities, and Alan Epstein, MD.  The lawsuit alleges claims for breach of contract, interference with contractual relations, declaratory relief, and injunctive relief against the defendants.  Peregrine's claims stem from a 1995 license agreement with CTL, and two amendments thereto (collectively referred to as the "License Agreement").  Peregrine claims that CTL breached the License Agreement by, among other things, (i) not sharing with Peregrine all inventions, technology, know-how, patents and other information, derived and/or developed in the People’s Republic of China and/or at the CTL laboratory, as was required under the License Agreement; (ii) not splitting revenue appropriately with Peregrine as required under the License Agreement; (iii) utilizing Peregrine's licensed technologies outside of the People’s Republic of China; and (iv) failing to enter a sublicense agreement with a Chinese sponsor obligating the Chinese sponsor to comply with the terms and obligations in the License Agreement.  Peregrine further alleges that Medibiotech and Shanghai Medipharm Biotech Co., Ltd. ("Medipharm Entities") interfered with the License Agreement, leading to CTL's breaches.  This interference by the Medipharm Entities includes: 1) posturing Shanghai Medipharm as the designated sublicensee under the License Agreement, without binding any of the Medipharm Entities  to the terms and obligations of an appropriate sublicense agreement called for under the License Agreement; 2) entering into a license agreement with defendant Epstein ("Epstein License Agreement") instead of CTL; 3) restricting the information CTL was allowed to provide to Peregrine, thereby prohibiting CTL from providing to Peregrine all information required under the License Agreement; and 4) providing compensation to CTL, and its principals, so that CTL would enter agreements that prohibited CTL from performing under the License Agreement.  These same monetary inducements also interfered with the 1999 Material Transfer Agreement between Peregrine and Dr. Epstein ("MTA"), and caused Dr. Epstein to breach the MTA.  Dr. Epstein has attempted to have our claims against him referred to binding arbitration.  The Superior Court has declined his request.

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

Company Overview

We are a clinical stage biopharmaceutical company developing monoclonal antibodies for the treatment of cancer and hepatitis C virus (“HCV”) infection.  We are advancing three separate clinical programs with our first-in-class compounds bavituximab and Cotara® that employ our two platform technologies:  Anti-Phosphatidylserine (“Anti-PS”) therapeutics and Tumor Necrosis Therapy (“TNT”).  Our lead Anti-PS product, bavituximab, is being evaluated under two separate clinical programs for the treatment of solid cancers and hepatitis C virus (“HCV”) infection.  Under our TNT technology platform, our lead candidate Cotara®, is advancing through two clinical studies for the treatment of patients with brain cancer.

We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of monoclonal antibody products for the treatment of cancer and viral infections and (ii) Avid Bioservices, Inc., (“Avid”) a wholly owned subsidiary, is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-services basis.

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

At July 31, 2008, we had $9,963,000 in cash and cash equivalents.  We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.  As discussed in Note 1 to the condensed consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

We will need to raise additional capital through one or more methods, including equity or debt financings, in order to support the costs of our clinical and pre-clinical programs through one or more methods including either equity or debt financing.  As of July 31, 2008, we had an aggregate of 5,030,634 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, our wholly owned subsidiary Avid Bioservices, Inc., represents an additional asset in our portfolio and we are actively pursuing strategic initiatives for Avid as a means of raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues from existing customers of Avid Bioservices, Inc., combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which would reduce or delay our future projected cash-inflows.  As a result, we would not have sufficient capital to operate our business through fiscal year 2009 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Clinical Trial Programs

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

Bavituximab plus carboplatin and paclitaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study may be expanded to treat up to a total of 46 patients if promising results are observed in the initial 15 patients.	Patient dosing was initiated in August 2008 and enrollment is continuing.
Bavituximab plus carboplatin and paclitaxel	Non-small cell lung cancer (NSCLC)	Phase II study designed to treat 21 patients initially. Study may be expanded to treat up to a total of 49 patients if promising results are observed in the initial 21 patients.	Patient dosing was initiated in June 2008 and enrollment is continuing.
Cotara	Glioblastoma multiforme (GBM)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.	Patient enrollment is continuing in this study.
Cotara	Glioblastoma multiforme (GBM)	Phase II safety and efficacy study to treat up to 40 patients at first relapse.	Patient enrollment is continuing in this study.
Bavituximab	Chronic hepatitis C virus (“HCV”) infection co-infected with HIV	Phase Ib repeat dose safety study designed to treat up to 24 patients.	Patient enrollment is continuing in this study.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2008 and 2007.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended July 31,
	2008	2007	$ Change
REVENUES:
Contract manufacturing revenue	$1,193,000	$1,621,000	$(428,000)
Government contract revenue	324,000	-	324,000
License revenue	-	4,000	(4,000)
Total revenues	1,517,000	1,625,000	(108,000)

COSTS AND EXPENSES:
Cost of contract manufacturing	903,000	1,181,000	(278,000)
Research and development	4,068,000	3,624,000	444,000
Selling, general & administrative	1,706,000	1,708,000	(2,000)

Total costs and expenses	6,677,000	6,513,000	164,000

LOSS FROM OPERATIONS	(5,160,000)	(4,888,000)	(272,000)

OTHER INCOME (EXPENSE):
Interest and other income	75,000	239,000	(164,000)
Interest and other expense	(1,000)	(7,000)	6,000

NET LOSS	$(5,086,000)	$(4,656,000)	$(430,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues.

The decrease in total revenues of $108,000 during the three months ended July 31, 2008 compared to the same period in the prior year was due to decreases in contract manufacturing revenue of $428,000 and license revenue of $4,000, which amounts were offset by a $324,000 increase in government contract revenue.  The decrease in contract manufacturing revenue was primarily due to a decrease in services provided to unrelated entities on a fee-for-service basis including a decrease in the number of completed manufacturing runs compared to the same quarter in the prior year.   This decrease was offset by an increase in government contract revenue associated with research and development services performed under our federal contract with the U.S. Department of Defense’s Defense Threat Reduction Agency (DTRA).

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

In addition, we expect to continue to generate government contract revenue associated with our federal contract with the DTRA, which was awarded to us on June 30, 2008 and is a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (TMTI) of the U.S. Department of Defense's Defense Threat Reduction Agency (DTRA).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $5 million appropriated immediately for the current federal fiscal year ending September 30, 2008.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.

Cost of Contract Manufacturing.

The decrease in cost of contract manufacturing of $278,000 during the three months ended July 31, 2008 compared to the same period in the prior year was directly related to the current quarter decrease in contract manufacturing revenue.  We expect contract manufacturing costs to increase during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

The increase in research and development (“R&D”) expenses of $444,000 during the three-month period ended July 31, 2008 compared to the same period in the prior year was primarily due to a net increase in expenses associated with each of our following platform technologies under development:

Technology Platform	R&D Expenses- Quarter Ended July 31, 2008	R&D Expenses- Quarter Ended July 31, 2007	$ Change

Anti-PS Immunotherapeutics (bavituximab)	$2,809,000	$2,294,000	$515,000
TNT (Cotara®)	1,155,000	709,000	446,000
VTA and Anti-Angiogenesis Agents	92,000	464,000	(372,000)
VEA	12,000	157,000	(145,000)
Total R&D Expenses	$4,068,000	$3,624,000	$444,000

o
Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics (bavituximab) – The increase in Anti-PS Immunotherapeutics program expenses of $515,000 during the three months ended July 31, 2008 compared to the same period in the prior year is primarily due to an increase in clinical trial and manufacturing expenses to support the advancement of four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV patients co-infected with HIV.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) – The increase in TNT program expenses of $446,000 during the three months ended July 31, 2008 compared to the same period in the prior year is primarily due to increases in clinical trial and manufacturing expenses to support the continued advancement of our two ongoing Cotara® clinical trials for the treatment of brain cancer.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents –  The decrease in VTA and Anti-Angiogenesis Agents program expenses of $372,000 during the three months ended July 31, 2008 compared to the same period in the prior year is primarily due to our efforts to significantly curtail our development expenses associated with this program while focusing our efforts on seeking partners to further advance these technologies.

o
Vasopermeation Enhancement Agents (“VEAs”) – The decrease in VEA program expenses of $145,000 during the three months ended July 31, 2008 compared to the same period in the prior year is primarily due to our efforts to significantly curtail our development expenses associated with this program while focusing our efforts on seeking partners to further advance this technology.

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

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, legal and accounting fees, share-based compensation expense, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company.

Selling, general and administrative expenses during the three months ended July 31, 2008 remained in line with the same period in the prior year decreasing slightly by $2,000.  The net decrease in selling, general and administrative expenses of $2,000 was primarily due to a decrease in corporate legal fees offset by an increase in payroll and related expenses.  Corporate legal fees decreased $95,000 from $210,000 in the prior year three-month period to $115,000 in the current year three-month period primarily due to a decrease in legal fees associated with the lawsuit described in this Quarterly Report on Form 10-Q under Part II, Item 1, “Legal Proceedings”, combined with a decrease in legal fees associated with general corporate matters.  Payroll and related expenses increased $90,000 from $768,000 in the prior year three-month period to $858,000 in the current year three-month period primarily due to an increase in consulting fees associated with business development activities and other general corporate activities.

Interest and Other Income.

The decrease in interest and other income of $164,000 during the three months ended July 31, 2008 compared to the same period in the prior year was due to a $165,000 decrease in interest income as a result of a lower average cash balance on hand during the current year period compared to the prior year period.

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

We also comply with Financial Accounting Standards Board’s Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables.  In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element.  If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Revenues associated with contract manufacturing services provided by Avid are generally recognized once the service has been provided and/or upon shipment of the product to the customer.  We also record a provision for estimated contract losses, if any, in the period in which they are determined.

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

Revenues associated with our government contract are recognized in accordance with Accounting Research Bulletin No. 43 Chapter 11, Government Contracts.  Our government contract with the U.S. Department of Defense’s Defense Threat Reduction Agency (DTRA) is a “cost-plus-fixed-fee” contract.   Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, indirect costs, and a fixed fee for our efforts.  Revenue under this “cost-plus-fixed-fee” contract is recognized as we perform the underlying research and development activities.  However, progress payments associated with contract manufacturing services performed under the DTRA contract are classified as Deferred Government Contract Revenue and are recognized as revenue upon delivery or transfer of legal title of the product to the DTRA.

Share-based Compensation Expense

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

The fair value of each option grant is estimated using the Black-Scholes option valuation model and are amortized as compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (typically 2 to 4 years).  Use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs.  Expected volatility is based on daily historical volatility of our stock covering the estimated expected term.  The expected term of options granted prior to November 1, 2007 was based on the expected time to exercise using the “simplified” method allowable under the Security and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB No. 107”).  Effective November 1, 2007, the expected term reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options and is applied to all option grants subsequent to October 31, 2007.  The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant.   In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our loss from operations for the three-month periods ended July 31, 2008 and 2007 included share-based compensation expense of $266,000 and $183,000, respectively.  We believe that non-cash share-based compensation expense for the remaining nine months of fiscal year 2009 may be up to approximately $609,000 based on actual shares granted and unvested as of July 31, 2008.  However, the actual expense may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of the fiscal year, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

As of July 31, 2008, the total estimated unrecognized compensation cost related to non-vested stock options was $1,727,000.  This cost is expected to be recognized over a weighted average period of 2.11 years.

Allowance for Doubtful Accounts

We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  As of July 31, 2008, based on our analysis of our accounts receivable balances and based on historical collectibility of receivables from our current customers, we determined no allowance for doubtful accounts was necessary.

Liquidity and Capital Resources

At July 31, 2008, we had $9,963,000 in cash and cash equivalents.  We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.  As discussed in Note 1 to the condensed consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

We will need additional capital to support the costs of our clinical and pre-clinical programs through one or more methods including either equity or debt financing.  As of July 31, 2008, we had an aggregate of approximately 5,030,634 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, our wholly owned subsidiary Avid Bioservices, Inc., represents an additional asset in our portfolio and we are actively pursuing strategic initiatives for Avid as a means of raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which includes projected revenues from existing customers of Avid Bioservices, Inc., combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which could significantly reduce or delay our future projected cash-inflows.  As a result, we would not have sufficient capital to operate our business through fiscal year 2009 unless we raised additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2008 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the three months ended July 31, 2008, cash used in operating activities decreased $1,104,000 to $5,116,000 compared to $6,220,000 for the three months ended July 31, 2007.  This decrease in net cash used in operating activities was primarily due to a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $1,446,000.  This amount was offset by an increase of $342,000 in our net loss reported in the current quarter after taking into consideration non-cash operating expenses.  The increase in our current quarter net loss was primarily due to a current quarter increase in research and development expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	THREE MONTHS ENDED
	July 31, 2008	July 31, 2007

Net loss, as reported	$(5,086,000)	$(4,656,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	133,000	119,000
Share-based compensation	271,000	197,000
Net cash used in operating activities before changes in operating assets and liabilities	$(4,682,000)	$(4,340,000)
Net change in operating assets and liabilities	$(434,000)	$(1,880,000)
Net cash used in operating activities	$(5,116,000)	$(6,220,000)

Cash Used In Investing Activities.  Net cash used in investing activities increased $41,000 to $45,000 for the three months ended July 31, 2008 compared to net cash used of $4,000 for the three months ended July 31, 2007.  This increase was due to a net increase in other assets of $116,000 primarily due to the reclassification of a $67,000 security deposit from other long-term assets to other current assets during the prior year three-month period ended July 31, 2007 combined with a $45,000 current year period increase in long-term deposits, which amounts were offset by a decrease in property acquisitions of $75,000.

Cash (Used In) Provided By Financing Activities.  Net cash provided by financing activities decreased $20,821,000 for the three months ended July 31, 2008 compared to the same prior year period.  During the three months ended July 31, 2008, we incurred $6,000 in principal payments on notes payable compared to $116,000 paid in the same prior year period, or a decrease of $110,000.  This amount was offset by cash provided from financing activities in the three months ended July 31, 2007 in the amount of $20,931,000.  In the prior year period, we entered into a security purchase agreement whereby we sold and issued a total of 30,000,000 shares of our common stock in exchange for net proceeds of $20,859,000.  This amount was supplemented with net proceeds of $72,000 from the exercise of stock options and warrants.

Commitments

At July 31, 2008, we had no material capital commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.  Based on our overall interest rate exposure at July 31, 2008, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.  Our debt instruments, which consist of capital leases, have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2008, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2008.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On January 12, 2007, we filed a complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”).  The original complaint has been amended three times based on the ongoing discovery to include claims against Shanghai MediPharm and its related entities, and Alan Epstein, MD.  The lawsuit alleges claims for breach of contract, interference with contractual relations, declaratory relief, and injunctive relief against the defendants.  Peregrine's claims stem from a 1995 license agreement with CTL, and two amendments thereto (collectively referred to as the "License Agreement").  Peregrine claims that CTL breached the License Agreement by, among other things, (i) not sharing with Peregrine all inventions, technology, know-how, patents and other information, derived and/or developed in the People’s Republic of China and/or at the CTL laboratory, as was required under the License Agreement; (ii) not splitting revenue appropriately with Peregrine as required under the License Agreement; (iii) utilizing Peregrine's licensed technologies outside of the People’s Republic of China; and (iv) failing to enter a sublicense agreement with a Chinese sponsor obligating the Chinese sponsor to comply with the terms and obligations in the License Agreement.  Peregrine further alleges that Medibiotech and Shanghai Medipharm Biotech Co., Ltd. ("Medipharm Entities") interfered with the License Agreement, leading to CTL's breaches.  This interference by the Medipharm Entities includes: 1) posturing Shanghai Medipharm as the designated sublicensee under the License Agreement, without binding any of the Medipharm Entities  to the terms and obligations of an appropriate sublicense agreement called for under the License Agreement; 2) entering into a license agreement with defendant Epstein ("Epstein License Agreement") instead of CTL; 3) restricting the information CTL was allowed to provide to Peregrine, thereby prohibiting CTL from providing to Peregrine all information required under the License Agreement; and 4) providing compensation to CTL, and its principals, so that CTL would enter agreements that prohibited CTL from performing under the License Agreement.  These same monetary inducements also interfered with the 1999 Material Transfer Agreement between Peregrine and Dr. Epstein ("MTA"), and caused Dr. Epstein to breach the MTA.  Dr. Epstein has attempted to have our claims against him referred to binding arbitration.  The Superior Court has declined his request.

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

On February 22, 2008, the MediPharm entities filed a cross-complaint alleging, as a third party beneficiary, that the Company breached the Agreement by double-licensing the technology licensed to CTL to another party, intentionally interfered with a prospective economic advantage, and unjust enrichment.  MediPharm’s cross-complaint, which seeks $30 million in damages, is in part predicated on MediPharm being the “Chinese Sponsor” under the Agreement.  We intend to bring pre-trial motions to dispose of the MediPharm Cross-Complaint.

The discovery phase on the aforementioned cases is still ongoing.  Until we complete the discovery phase and our objections are considered, we cannot estimate the magnitude of the claims of the parties against each other or probable outcome of the litigation.

ITEM 1A.	RISK FACTORS

The following risk factors below update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report for the fiscal year ended April 30, 2008.

If We Cannot Obtain Additional Funding, Our Product Development And Commercialization Efforts May Be Reduced Or Discontinued And We May Not Be Able To Continue Operations.

At July 31, 2008, we had $9,963,000 in cash and cash equivalents.  We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.  As discussed in Note 1 to the condensed consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

We will need to raise additional capital through one or more methods, including equity or debt financings, in order to support the costs of our clinical and pre-clinical programs.  If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest and principal payments would reduce the amount of cash available to operate and grow our business.  If we raise additional capital through the issuance of equity securities, such issuances will likely cause dilution to our stockholders, particularly if we are required to do so during periods when our common stock is trading at historically low price levels.  As of July 31, 2008, we had an aggregate of approximately 5,030,634 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, our wholly owned subsidiary Avid Bioservices, Inc., represents an additional asset in our portfolio and we are actively pursuing strategic initiatives for Avid as a means of raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which includes projected revenues from existing customers of Avid Bioservices, Inc., combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which would reduce or delay our future projected cash-inflows.   As a result, we would not have sufficient capital to operate our business through fiscal year 2009 unless we raise additional capital.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the three months ended July 31, 2008 and for each of the past three fiscal years:

Net Loss

Three months ended July 31, 2008 (unaudited)	$5,086,000
Fiscal Year 2008	$23,176,000
Fiscal Year 2007	$20,796,000
Fiscal Year 2006	$17,061,000

As of July 31, 2008, we had an accumulated deficit of $235,922,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of July 31, 2008, there were approximately 226,211,000 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 20,837,989 additional shares of our common stock that are reserved for future issuance under our shelf registration statements and stock option plans, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance

Shares reserved for issuance under two effective shelf registration statements	5,030,634
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants under our stock incentive plans	15,807,355
Total	20,837,989

In addition, the above table does not include shares of common stock that we have available to issue from the registration statement we filed during January 2007 on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

Of the total options outstanding as of July 31, 2008, approximately 1,080,000 options would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at July 31, 2008.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2008, and our fiscal quarter ended July 31, 2008:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2009
Quarter Ended July 31, 2008	$0.53	$0.31	2,997	103

Fiscal Year 2008
Quarter Ended April 30, 2008	$0.73	$0.35	3,846	130
Quarter Ended January 31, 2008	$0.65	$0.35	3,111	140
Quarter Ended October 31, 2007	$0.79	$0.54	2,631	169
Quarter Ended July 31, 2007	$1.40	$0.72	21,653	237

Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86	6,214	408
Quarter Ended January 31, 2007	$1.39	$1.09	4,299	203
Quarter Ended October 31, 2006	$1.48	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429

Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	changes in our capital structure, including but not limited to any potential reverse stock split;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On July 25, 2007, we received a deficiency notice from The NASDAQ Stock Market notifying us that we had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as required under NASDAQ listing rules.  According to the NASDAQ notice, we were automatically afforded an initial “compliance period” of 180 calendar days, or until January 22, 2008, to regain compliance with this requirement.  After the initial 180 calendar day period, we remained noncompliant with the minimum closing bid price requirement but because we were in compliance with all other initial listing requirements, we were afforded an additional “compliance period” of 180 calendar days, or until July 21, 2008.  Because we did not regain compliance, i.e., the closing bid price of the Company’s common stock did not meet or exceed $1.00 per share for a minimum of ten (10) consecutive business day prior to July 21, 2008, on July 22, 2008 we received a notice from The NASDAQ Stock Market indicating that we were not in compliance with the minimum bid price requirement for continued listing, and as a result our common stock is subject to delisting.  On July 28, 2008, we requested a hearing with the NASDAQ Listing Qualifications Panel (“Panel”) to review the delisting determination.  Our request for a hearing will stay the delisting pending a decision by the Panel.  The oral hearing took place September 4, 2008 in which we presented to the Panel our definitive plan to achieve and sustain long-term compliance with the listing requirements of the NASDAQ Capital Market.  If the Panel agrees, it has discretion to grant us a conditional listing (exemption) for an additional period of time not to exceed the earlier of 90 days from the date of its decision or 180 days from the date of the delisting notification.  Such conditional listing (exemption) will allow us time to conduct our 2008 annual meeting of stockholders and to seek stockholder approval an amendment to our certificate of incorporation to effect a reverse stock split.  If such amendment to our certificate of incorporation is approved by the stockholders, we will then have time to file the amendment to effect the reverse split and thereafter have a closing bid price of at least $1.00 for a minimum of ten (10) consecutive business days, provided we have not otherwise regained compliance.  We expect a written final response from the Panel within 30 days from September 4, 2008.

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

If We Effect A Reverse Stock Split The Liquidity of Our Common Stock And Market Capitalization Could Be Adversely Affected.

A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in our overall market capitalization.  If the per share market price does not increase proportionately as a result of the reverse split, then the value of our company as measured by our market capitalization will be reduced, perhaps significantly.  In addition, because the reverse split will significantly reduce the number of shares of our common stock that are outstanding, the liquidity of our common stock could be adversely affected and you may find it more difficult to purchase or sell shares of our common stock.

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

On June 30, 2008, we were awarded up to a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (TMTI) of the U.S. Department of Defense's Defense Threat Reduction Agency (DTRA).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $5 million appropriated immediately for the current federal fiscal year ending September 30, 2008.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period.  Work under this contract commenced on June 30, 2008.  If we do not receive the expected funding under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection nor otherwise receive the other indirect benefits that may be derived from receipt of the full funding under this contract.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.    None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None

ITEM 5.        OTHER INFORMATION.   None.

ITEM 6.         EXHIBITS.

(a)	Exhibits:

10.110	Government contract by and between Peregrine Pharmaceuticals, Inc. and the Defense Threat Reduction Agency dated June 30, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: September 8, 2008	By: /s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

Date: September 8, 2008	By: /s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)