Form 10-Q
period 2008-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2008-12-10
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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
Yes ☐  No ☒

As of October 31, 2008, there were 226,210,617 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2008	APRIL 30, 2008
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,210,000	$15,130,000
Trade and other receivables	1,747,000	605,000
Government contract receivables	837,000	-
Inventories, net	6,700,000	2,900,000
Prepaid expenses and other current assets	1,142,000	1,208,000

Total current assets	18,636,000	19,843,000

PROPERTY:
Leasehold improvements	675,000	669,000
Laboratory equipment	4,247,000	4,140,000
Furniture, fixtures and office equipment	919,000	919,000

	5,841,000	5,728,000
Less accumulated depreciation and amortization	(3,931,000)	(3,670,000)

Property, net	1,910,000	2,058,000

Other assets	1,201,000	1,156,000

TOTAL ASSETS	$21,747,000	$23,057,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	OCTOBER 31, 2008	APRIL 30, 2008
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,419,000	$2,060,000
Accrued clinical trial site fees	550,000	237,000
Accrued legal and accounting fees	225,000	450,000
Accrued royalties and license fees	113,000	222,000
Accrued payroll and related costs	782,000	1,084,000
Capital lease obligation, current portion	23,000	22,000
Deferred revenue	6,472,000	2,196,000
Deferred government contract revenue	1,701,000	-
Customer deposits	1,575,000	838,000
Other current liabilities	372,000	331,000

Total current liabilities	15,232,000	7,440,000

Capital lease obligation, less current portion	10,000	22,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$.001 par value; authorized 325,000,000 shares; outstanding – 226,210,617 and 226,210,617, respectively	226,000	226,000
Additional paid-in capital	246,698,000	246,205,000
Accumulated deficit	(240,419,000)	(230,836,000)

Total stockholders' equity	6,505,000	15,595,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,747,000	$23,057,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$983,000	$1,863,000	$2,176,000	$3,484,000
Government contract revenue	958,000	-	1,282,000	-
License revenue	-	29,000	-	33,000
Total revenues	1,941,000	1,892,000	3,458,000	3,517,000

COSTS AND EXPENSES:
Cost of contract manufacturing	663,000	1,402,000	1,566,000	2,583,000
Research and development	4,301,000	5,100,000	8,369,000	8,724,000
Selling, general and administrative	1,527,000	1,943,000	3,233,000	3,651,000

Total costs and expenses	6,491,000	8,445,000	13,168,000	14,958,000

LOSS FROM OPERATIONS	(4,550,000)	(6,553,000)	(9,710,000)	(11,441,000)

OTHER INCOME (EXPENSE):
Interest and other income	53,000	353,000	128,000	592,000
Interest and other expense	-	(7,000)	(1,000)	(14,000)

NET LOSS	$(4,497,000)	$(6,207,000)	$(9,583,000)	$(10,863,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	226,210,617	226,210,617	226,210,617	216,141,092

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.04)	$(0.05)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31,
	2008	2007
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,583,000)	$(10,863,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260,000	234,000
Share-based compensation	493,000	395,000
Changes in operating assets and liabilities:
Trade and other receivables	(1,142,000)	(279,000)
Government contract receivables	(837,000)	-
Inventories, net	(3,800,000)	(584,000)
Prepaid expenses and other current assets	66,000	(296,000)
Accounts payable	1,359,000	772,000
Accrued clinical trial site fees	313,000	14,000
Accrued payroll and related costs	(302,000)	98,000
Deferred revenue	4,276,000	274,000
Deferred government contract revenue	1,701,000	-
Customer deposits	737,000	283,000
Other accrued expenses and current liabilities	(293,000)	(224,000)

Net cash used in operating activities	(6,752,000)	(10,176,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(112,000)	(195,000)
Increase in other assets	(45,000)	(234,000)

Net cash used in investing activities	(157,000)	(429,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,641,000	-	20,932,000
Principal payments on notes payable	-	(225,000)
Principal payments on capital leases	(11,000)	(8,000)

Net cash (used in) provided by financing activities	(11,000)	20,699,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,920,000)	10,094,000

CASH AND CASH EQUIVALENTS, beginning of period	15,130,000	16,044,000

CASH AND CASH EQUIVALENTS, end of period	$8,210,000	$26,138,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 (unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. (“Peregrine”), a clinical stage biopharmaceutical company developing monoclonal antibodies (“MAb”) for the treatment of cancer and serious viral infections, and its wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”), a bio-manufacturing company engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis (collectively, the “Company”).  All intercompany balances and transactions have been eliminated.

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at October 31, 2008, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three and six month periods ended October 31, 2008 and 2007.  We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted.  Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2008.  Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

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

At October 31, 2008, we had $8,210,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

As of October 31, 2008, we had an aggregate of 5,030,634 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 (unaudited) (continued)

On December 9, 2008, we entered into a loan and security agreement pursuant to which we may borrow up to $10,000,000 (“Loan Agreement”) with an initial funding of $5,000,000 expected to occur upon the satisfaction of certain closing conditions.  The loan is payable over a thirty six (36) month term and is secured by all assets of the Company as further explained in Note 9.

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, Avid represents an additional asset in our portfolio and we continue to pursue strategic initiatives for Avid as a means of potentially raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid, to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract and net proceeds to be received under our Loan Agreement (see Note 9), we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the first quarter of our fiscal year 2010 ending July 31, 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which could reduce or delay our future projected cash-inflows.  In addition, under the Loan Agreement, in the event our contract with the Defense Threat Reduction Agency is terminated or canceled for any reason, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-assessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the first quarter of our fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – We currently derive revenues primarily from contract manufacturing services provided by Avid and from services performed under a government contract awarded to Peregrine through the Transformational Medical Technologies Initiative (TMTI) of the U.S. Department of Defense’s Defense Threat Reduction Agency (DTRA) that was signed on June 30, 2008.

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
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 (unaudited) (continued)

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

Allowance for Doubtful Accounts – We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  As of October 31, 2008, based on our analysis of our accounts receivable balances and based on historical collectibility of receivables from our current customers, we determined no allowance for doubtful accounts was necessary.

Inventories – Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid.  Inventories consist of the following at October 31, 2008 and April 30, 2008:

	October 31, 2008	April 30, 2008
Raw materials	$1,474,000	$1,115,000
Work-in-process	5,226,000	1,785,000
Total inventories, net	$6,700,000	$2,900,000

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

Basic and Dilutive Net Loss Per Common Share – Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants (fiscal year 2008 only).  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants (fiscal year 2008 only) outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and six months ended October 31, 2008 and 2007.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants (fiscal year 2008 only) to purchase up to 1,000 and 93,000 shares of common stock for the three and six months ended October 31, 2008, respectively, and 586,110 and 740,421 shares of common stock for the three and six months ended October 31, 2007, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants (fiscal year 2008 only) to purchase up to 14,232,000 and 13,257,000 shares of common stock for the three and six months ended October 31, 2008, respectively, and 10,601,888 and 10,428,091 shares of common stock for the three and six months ended October 31, 2007, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

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
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 (unaudited) (continued)

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

Total share-based compensation expense related to employee stock option grants for the three and six-month periods ended October 31, 2008 and 2007 are included in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Research and development	$123,000	$140,000	$264,000	$269,000
Selling, general and administrative	98,000	58,000	223,000	112,000
Total	$221,000	$198,000	$487,000	$381,000

As of October 31, 2008, the total estimated unrecognized compensation cost related to non-vested stock options was $1,504,000.  This cost is expected to be recognized over a weighted average vesting period of 2.09 years based on current assumptions.

Periodically, we grant stock options to non-employee consultants.  The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Share-based compensation expense recorded during the three and six months ended October 31, 2008 associated with non-employees amounted to $1,000 and $6,000, respectively.  Share-based compensation expense recorded during the three and six months ended October 31, 2007 associated with non-employees amounted to nil and $14,000, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 (unaudited) (continued)

4.	GOVERNMENT CONTRACT

On June 30, 2008, we were awarded a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (TMTI) of the U.S. Department of Defense's Defense Threat Reduction Agency (DTRA).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $14.3 million having been appropriated through the current federal fiscal year ending September 30, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.  Work under this contract commenced on June 30, 2008 and direct costs associated with the contract are included in research and development expense in the accompanying condensed consolidated statements of operations.

5.	STOCKHOLDERS’ EQUITY

On June 28, 2007, we entered into a Securities Purchase Agreement with several institutional investors whereby we sold 30,000,000 shares of our common stock in exchange for gross proceeds of $22,500,000.  After deducting placement agent fees, legal fees and other costs associated with the offering, we received net proceeds of $20,859,000.  The shares of common stock were issued from our shelf registration statement on Form S-3, File Number 333-139975 (“January 2007 Shelf”), which allows us to issue, in one or more offerings, shares of common stock for proceeds up to $30,000,000.  As of October 31, 2008, we could raise up to $7,500,000 in remaining gross proceeds under the January 2007 Shelf.

In addition, as of October 31, 2008, an aggregate of 5,030,634 shares of common stock were available for issuance under two separate effective shelf registration statements.

As of October 31, 2008, we have reserved 20,565,479 additional shares of our common stock which may be issued under our shelf registration statements and stock option plans, excluding shares of common stock that could potentially be issued under the January 2007 Shelf, as further described in the following table:

Number of Shares Reserved
Shares of common stock reserved for issuance under two registration statements	5,030,634
Shares of common stock reserved for issuance upon exercise of outstanding options	14,266,019
Shares of common stock reserved for future option grants under our Option Plans	1,268,826
Total shares of common stock reserved for issuance	20,565,479

6.	WARRANTS

During the six months ended October 31, 2008, we had no outstanding warrants.  During the six months ended October 31, 2007, warrants to purchase 53,416 shares of our common stock were exercised for net proceeds of $46,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 (unaudited) (continued)

7.	SEGMENT REPORTING

Our business is organized into two reportable operating segments.  Peregrine is engaged in the research and development of monoclonal antibody-based therapies for the treatment of cancer and serious viral infections.  Avid is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

The accounting policies of the operating segments are the same as those described in Note 2.  We primarily evaluate the performance of our contract manufacturing services segment based on gross profit or loss.  However, our products in research and development segment are not evaluated based on gross profit or loss, but rather based on scientific progress of the technologies.  As such, gross profit is only provided for our contract manufacturing services segment in the below table.  All revenues shown below are derived from transactions with external customers.

Segment information for the three-month periods is summarized as follows:

	Three Months Ended October 31,
	2008	2007
Contract manufacturing services revenue	$983,000	$1,863,000
Cost of contract manufacturing services	663,000	1,402,000
Gross profit	320,000	461,000

Revenues from products in research and development	958,000	29,000
Research and development expense	(4,301,000)	(5,100,000)
Selling, general and administrative expense	(1,527,000)	(1,943,000)
Other income, net	53,000	346,000
Net loss	$(4,497,000)	$(6,207,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended October 31,
	2008	2007
Customer revenues as a % of revenues:
United States (one customer)	95%	89%
Other customers	5%	11%
Total customer revenues as a % of revenues	100%	100%

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 (unaudited) (continued)

Segment information for the six-month periods is summarized as follows:

	Six Months Ended October 31,
	2008	2007
Contract manufacturing services revenue	$2,176,000	$3,484,000
Cost of contract manufacturing services	1,566,000	2,583,000
Gross profit	610,000	901,000

Revenues from products in research and development	1,282,000	33,000
Research and development expense	(8,369,000)	(8,724,000)
Selling, general and administrative expense	(3,233,000)	(3,651,000)
Other income, net	127,000	578,000
Net loss	$(9,583,000)	$(10,863,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Six Months Ended October 31,
	2008	2007
Customer revenues as a % of revenues:
United States (one customer)	89%	84%
Other customers	11%	16%
Total customer revenues as a % of revenues	100%	100%

Revenues generated from our products in our research and development segment during the three and six months ended October 31, 2008 were from revenues earned under the government contract with the DTRA (Note 4).  Revenues generated from our products in our research and development segment during the three and six months ended October 31, 2007 were from an annual license fee and the amortized portion of an up-front license fee received under a license agreement.

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	October 31, 2008	April 30, 2008
Long-lived Assets, net:
Contract manufacturing services	$1,724,000	$1,825,000
Products in research and development	186,000	233,000
Total long-lived assets, net	$1,910,000	$2,058,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 (unaudited) (continued)

8.	LITIGATION

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 (unaudited) (continued)

9.	SUBSEQUENT EVENT

On December 9, 2008, we entered into a loan and security agreement pursuant to which we may borrow up to $10,000,000 (“Loan Agreement”) with MidCap Financial LLC and BlueCrest Capital Finance, L.P.  Under the terms of the Loan Agreement, $5,000,000 in funding is expected to be received upon the satisfaction of certain closing conditions to occur no later than December 19, 2008.  The Loan Agreement includes an option, which expires June 30, 2009, to receive a second tranche in the amount of $5,000,000 upon the satisfaction of certain additional conditions as defined in the Loan Agreement.  The Loan Agreement is secured by all assets of the Company, bears interest at the thirty day LIBOR (with a 3% floor) plus 9% per annum and is payable over a thirty six (36) month term.  Interest only payments are due monthly for the first six (6) months under the Loan Agreement and principal and interest payments are due over the remaining thirty (30) months.  The Loan Agreement contains customary covenants that, among other things, generally restricts our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant, whereby if our contract with the Defense Threat Reduction Agency is terminated while the loan is outstanding, we would be required to set aside cash and cash equivalents in an amount equal to at least 80% of the outstanding loan balance in a secured account over which we will not be permitted to make withdrawals or otherwise exercise control.  The terms of the Loan Agreement also include a provision for warrant coverage equal to 10% of each tranche amount divided by the warrant exercise price.  The warrant exercise price is calculated based on the average closing price of our common stock for the 20-day period prior to closing.  The warrants are exercisable immediately, include piggy-back registration rights, and have a five-year term.

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

We are organized into two reportable operating segments: (i) Peregrine, the parent company, is engaged in the research and development of monoclonal antibody products for the treatment of cancer and serious viral infections and (ii) Avid Bioservices, Inc., (“Avid”) a wholly owned subsidiary, is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

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

At October 31, 2008, we had $8,210,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

As of October 31, 2008, we had an aggregate of 5,030,634 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

On December 9, 2008, we entered into a loan and security agreement pursuant to which we may borrow up to $10,000,000 (“Loan Agreement”) with an initial funding of $5,000,000 expected to occur upon the satisfaction of certain closing conditions.  The loan is payable over a thirty six (36) month term and is secured by all assets of the Company as further explained in Note 9, “Subsequent Event” to the accompanying condensed consolidated financial statements.

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, our wholly owned subsidiary Avid Bioservices, Inc. represents an additional asset in our portfolio and we continue to pursue strategic initiatives for Avid as a means of potentially raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid Bioservices, Inc., combined with the projected revenues from our government contract and net proceeds to be received under our Loan Agreement, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the first fiscal quarter of our fiscal year 2010 ending July 31, 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which could reduce or delay our future projected cash-inflows.  In addition, under the Loan Agreement, in the event our contract with the Defense Threat Reduction Agency is terminated or canceled for any reason we would be required to set aside cash and cash equivalents in an amount equal to 80% of the loan balance in a restricted collateral account non-assessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the first quarter of our fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Clinical Trial Programs

The following represents a summary of our ongoing clinical trial programs:

Product	Indication	Trial Design	Trial Status
Bavituximab	Solid tumor cancers	Phase I monotherapy repeat dose safety study designed to treat up to 28 patients.	Patient enrollment is continuing in this study.
Bavituximab plus docetaxel	Advanced breast cancer
Phase II study designed to treat up to 15 patients initially.  Study has been expanded to treat up to a total of 46 patients because six or more objective tumor responses were observed in the initial 15 patients.

Patient enrollment for the first 15 patients is complete with ten of fourteen evaluable patients achieving an objective tumor response.  The second stage of the study to enroll up to 31 more patients was initiated in October 2008 and enrollment is continuing.

Bavituximab plus carboplatin and paclitaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study may be expanded to treat up to a total of 46 patients if promising results are observed in the initial 15 patients.	Completion of patient enrollment for the first 15 patients was announced in October 2008. Clinical data is continuing to be collected on the initial 15 patients.
Bavituximab plus carboplatin and paclitaxel	Non-small cell lung cancer (NSCLC)	Phase II study designed to treat 21 patients initially. Study may be expanded to treat up to a total of 49 patients if promising results are observed in the initial 21 patients.	Completion of patient enrollment for the first 21 patients was announced in October 2008. Clinical data is continuing to be collected on the initial 21 patients.
Cotara	Glioblastoma multiforme (GBM)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.	Patient enrollment is continuing in this study.
Cotara	Glioblastoma multiforme (GBM)	Phase II safety and efficacy study to treat up to 40 patients at first relapse.	Patient enrollment is continuing in this study.
Bavituximab	Chronic hepatitis C virus (“HCV”) infection co-infected with HIV	Phase Ib repeat dose safety study designed to treat up to 24 patients.	Patient enrollment is continuing in this study.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2008 and 2007.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2008	2007	$ Change	2008	2007	$ Change
REVENUES:
Contract manufacturing revenue	$983,000	$1,863,000	$(880,000)	$2,176,000	$3,484,000	$(1,308,000)
Government contract revenue	958,000	-	958,000	1,282,000	-	1,282,000
License revenue	-	29,000	(29,000)	-	33,000	(33,000)
Total revenues	1,941,000	1,892,000	49,000	3,458,000	3,517,000	(59,000)

COST AND EXPENSES:
Cost of contract manufacturing	663,000	1,402,000	(739,000)	1,566,000	2,583,000	(1,017,000)
Research and development	4,301,000	5,100,000	(799,000)	8,369,000	8,724,000	(355,000)
Selling, general and administrative	1,527,000	1,943,000	(416,000)	3,233,000	3,651,000	(418,000)

Total cost and expenses	6,491,0000	8,445,000	(1,954,000)	13,168,000	14,958,000	(1,790,000)

LOSS FROM OPERATIONS	(4,550,000)	(6,553,000)	2,003,000	(9,710,000)	(11,441,000)	1,731,000

OTHER INCOME (EXPENSE):
Interest and other income	53,000	353,000	(300,000)	128,000	592,000	(464,000)
Interest and other expense	-	(7,000)	7,000	(1,000)	(14,000)	13,000

NET LOSS	$(4,497,000)	$(6,207,000)	$1,710,000	$(9,583,000)	$(10,863,000)	$1,280,000

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue.

Three and six months:  The decreases in contract manufacturing revenue of $880,000 and $1,308,000 during the three and six months ended October 31, 2008, respectively, compared to the same periods in the prior year were primarily due to decreases in services provided to unrelated entities on a fee-for-service basis including a decrease in the number of completed manufacturing runs compared to the same three and six-month periods in the prior year.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

Government Contract Revenue.

Three and six months: The increases in government contract manufacturing revenue of $958,000 and $1,282,000 during the three and six months ended October 31, 2008, respectively, compared to the same periods in the prior year is related to research and development services performed under our government contract with the Defense Threat Reduction Agency (DTRA), a division of the Department of Defense, which commenced during the current fiscal year.

We expect to continue to generate government contract revenue associated with our contract with the DTRA, which was awarded to us on June 30, 2008 and is a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (TMTI) of the U.S. Department of Defense's Defense Threat Reduction Agency (DTRA).  This contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $14.3 million having been appropriated through the current federal fiscal year ending September 30, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.

Cost of Contract Manufacturing.

Three and Six Months:  The decreases in cost of contract manufacturing of $739,000 and $1,017,000 during the three and six months ended October 31, 2008, respectively, compared to the same periods in the prior year are primarily related to the current year three and six-month decreases in contract manufacturing revenue.  We expect to continue to incur contract manufacturing costs during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three and Six Months:  The decreases in research and development (“R&D”) expenses of $799,000 and $355,000 during the three and six months ended October 31, 2008 compared to the same periods in the prior year were primarily due to the following changes associated with each of our following platform technologies under development:

Technology Platform	R&D Expenses – Three Months Ended October 31,			R&D Expenses – Six Months Ended October 31,
	2008	2007	$ Change	2008	2007	$ Change
Anti-PS Immunotherapeutics (bavituximab)	$3,292,000	$2,920,000	$372,000	$6,101,000	$5,214,000	$887,000
TNT (Cotara®)	959,000	969,000	(10,000)	2,114,000	1,678,000	436,000
VTA and Anti-Angiogenesis Agents	46,000	1,035,000	(989,000)	138,000	1,499,000	(1,361,000)
VEA	4,000	176,000	(172,000)	16,000	333,000	(317,000)
Total R&D Expenses	$4,301,000	$5,100,000	$(799,000)	$8,369,000	$8,724,000	$(355,000)

o
Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics (bavituximab) – The increase in Anti-PS Immunotherapeutics program expenses of $372,000 and $887,000 during the three and six months ended October 31, 2008, respectively, compared to the same periods in the prior year is primarily due to an increase in clinical trial expenses to support the advancement of four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV patients co-infected with HIV.  In addition, the increase in Anti-PS Immunotherapeutics program expenses was further supplemented with an increase in R&D expenses directly associated with increased efforts to advance the development of bavituximab and a fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections under our federal contract with the U.S. Department of Defense’s Defense Threat Reduction Agency (DTRA), which was awarded to us on June 30, 2008.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) – TNT program expenses for the three months ended October 31, 2008 remained in line with the same period in the prior year decreasing slightly by $10,000.  TNT program expenses for the six months ended October 31, 2008 increased $436,000 compared to the same period in the prior year primarily due to increases in clinical trial and payroll expenses to support the continued advancement of our two ongoing Cotara® clinical trials for the treatment of brain cancer.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents –  The decrease in VTA and Anti-Angiogenesis Agents program expenses of $989,000 and $1,361,000 during the three and six months ended October 31, 2008, respectively, compared to the same periods in the prior year is primarily due to our efforts to significantly curtail our development expenses associated with this program while focusing our efforts on seeking partners to further advance these technologies.

o
Vasopermeation Enhancement Agents (“VEAs”) – The decrease in VEA program expenses of $172,000 and $317,000 during the three and six months ended October 31, 2008, respectively, compared to the same periods in the prior year is primarily due to our efforts to significantly curtail our development expenses associated with this program while focusing our efforts on seeking partners to further advance this technology.

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

●	the uncertainty of terms related to potential future partnering or licensing arrangements;
●	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
●	The uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the first quarter of our fiscal year 2010 ending July 31, 2009.

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

Three and Six Months:  The decreases in selling, general and administrative expenses of $416,000 and $418,000 during the three and six months ended October 31, 2008, respectively, compared to the same periods in the prior year are primarily due to decreases in travel and related expenses, corporate legal fees and payroll and related expenses.  Travel and related expenses decreased $117,000 and $188,000 during the current year three and six-month periods, respectively, primarily due to a decrease in business development efforts in the U.S. and abroad and decreased participation in corporate and investor relation activities compared to the prior year in an effort to curtail corporate and business development related expenditures.  Corporate legal fees decreased $75,000 and $170,000 during the current year three and six-month periods, respectively, primarily due to a decrease in legal fees associated with the lawsuit described in this Quarterly Report on Form 10-Q under Part II, Item 1, “Legal Proceedings”, combined with a decrease in legal fees associated with general corporate matters.  Payroll and related expenses decreased $142,000 and $52,000 during the current year three and six-month periods, respectively, primarily due to a decrease in compensation expenses and recruiting fees.  In addition, we incurred incremental decreases in other general corporate related expenses primarily associated with facility related expenses and public relation fees.  These decreases in selling, general and administrative expenses were offset with increases in non-cash stock based compensation expenses of $40,000 and $111,000 during the three and six-month periods, respectively, associated with the amortization of the fair value of options granted to employees.

Interest and Other Income.

Three and Six Months:  The decreases in interest and other income of $300,000 and $464,000 during the three and six months ended October 31, 2008, respectively, compared to the same periods in the prior year was primarily due to decreases in interest income as a result of a lower average cash balance on hand combined with lower prevailing interest rates during the current year compared to the prior year.

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

Revenues associated with our government contract are recognized in accordance with Accounting Research Bulletin No. 43 Chapter 11, Government Contracts.  Our government contract with the Defense Threat Reduction Agency (DTRA), a division of the Department of Defense, is a “cost-plus-fixed-fee” contract.  Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, indirect costs, and a fixed fee for our efforts.  Revenue under this “cost-plus-fixed-fee” contract is recognized as we perform the underlying research and development activities.  However, progress payments associated with contract manufacturing services performed under the DTRA contract are classified as Deferred Government Contract Revenue and are recognized as revenue upon delivery or transfer of legal title of the product to the DTRA.

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

Our loss from operations for the three and six-month periods ended October 31, 2008 included share-based compensation expense of $221,000 and $487,000, respectively.  Our loss from operations for the three and six-month periods ended October 31, 2007 included share-based compensation expense of $198,000 and $381,000, respectively.  We believe that non-cash share-based compensation expense for the remaining six months of fiscal year 2009 may be up to approximately $375,000 based on actual shares granted and unvested as of October 31, 2008.  However, the actual expense may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of the fiscal year, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

As of October 31, 2008, the total estimated unrecognized compensation cost related to non-vested stock options was $1,504,000.  This cost is expected to be recognized over a weighted average period of 2.09 years.

Allowance for Doubtful Accounts

We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  As of October 31, 2008, based on our analysis of our accounts receivable balances and based on historical collectibility of receivables from our current customers, we determined no allowance for doubtful accounts was necessary.

Liquidity and Capital Resources

At October 31, 2008, we had $8,210,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

We will need additional capital to support the costs of our clinical and pre-clinical programs through one or more methods including either equity or debt financing.  As of October 31, 2008, we had an aggregate of approximately 5,030,634 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

On December 9, 2008, we entered into a loan and security agreement pursuant to which we may borrow up to $10,000,000 (“Loan Agreement”) with an initial funding of $5,000,000 expected to occur upon the satisfaction of certain closing conditions.  The loan is payable over a thirty six (36) month term and is secured by all assets of the Company as further explained in Note 9, “Subsequent Event” to the accompanying condensed consolidated financial statements.

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, our wholly owned subsidiary Avid Bioservices, Inc. represents an additional asset in our portfolio and we continue to pursue strategic initiatives for Avid as a means of potentially raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which includes projected revenues from signed contracts with existing customers of Avid Bioservices, Inc., combined with the projected revenues from our government contract and net proceeds to be received under our Loan Agreement, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the first quarter of our fiscal year 2010 ending July 31, 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which could reduce or delay our future projected cash-inflows.  In addition, under the Loan Agreement, in the event our contract with the Defense Threat Reduction Agency is terminated or canceled for any reason we would be required to set aside cash and cash equivalents in an amount equal to 80% of the loan balance in a restricted collateral account non-assessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on handIn the event our projected cash-inflows are reduced or delayed, we might not have sufficient capital to operate our business through the first quarter of our fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2008 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the six months ended October 31, 2008, cash used in operating activities decreased $3,424,000 to $6,752,000 compared to $10,176,000 for the six months ended October 31, 2007.  This decrease in net cash used in operating activities was primarily due to a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $2,020,000.  This amount was supplemented by a decrease of $1,404,000 in our net loss reported in the current six-month period after taking into consideration non-cash operating expenses.  The decrease in our current six-month period net loss was primarily due to current period decreases in cost of contract manufacturing, research and development expenses and selling, general and administrative expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	SIX MONTHS ENDED
	October 31, 2008	October 31, 2007
Net loss, as reported	$(9,583,000)	$(10,863,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	260,000	234,000
Share-based compensation	493,000	395,000
Net cash used in operating activities before changes in operating assets and liabilities	$(8,830,000)	$(10,234,000)
Net change in operating assets and liabilities	$2,078,000	$58,000
Net cash used in operating activities	$(6,752,000)	$(10,176,000)

Cash Used In Investing Activities.  Net cash used in investing activities decreased $272,000 to $157,000 for the six months ended October 31, 2008 compared to net cash used of $429,000 for the six months ended October 31, 2007.  This decrease was due to a decrease in other assets of $189,000 combined with an $83,000 decrease in property acquisitions.  The decrease in other assets of $189,000 was primarily due to prior year progress payments of $305,000 made on certain property related improvements associated with our manufacturing facility offset by the reclassification of a $67,000 security deposit from other long-term assets to other current assets during the prior year six-month period ended October 31, 2007, which prior year amounts were offset by a current year period increase in long-term deposits of $45,000.

Cash (Used In) Provided By Financing Activities.  Net cash provided by financing activities decreased $20,688,000 for the six months ended October 31, 2008 compared to the same prior year period.  During the six months ended October 31, 2008, we incurred principal payments on capital leases of $11,000 compared to capital lease and notes payable principal payments of $233,000 paid in the same prior year period, or a decrease of $222,000.  This amount was offset by cash provided from financing activities in the six months ended October 31, 2007 in the amount of $20,932,000.  In the prior year period, we entered into a securities purchase agreement whereby we sold and issued a total of 30,000,000 shares of our common stock in exchange for net proceeds of $20,859,000.  This amount was supplemented with net proceeds of $73,000 from the exercise of stock options and warrants.

Commitments

At October 31, 2008, we had no material capital commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.  Based on our overall interest rate exposure at October 31, 2008, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.  Our debt instruments, which consist of capital leases, have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2008, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2008.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

At October 31, 2008, we had $8,210,000 in cash and cash equivalents.  We have expended substantial funds on (i) the research, development and clinical trials of our product candidates, and (ii) funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

If we raise additional capital through the issuance of equity securities, such issuances will likely cause dilution to our stockholders, particularly if we are required to do so during periods when our common stock is trading at historically low price levels.  As of October 31, 2008, we had an aggregate of approximately 5,030,634 shares available under our existing effective Form S-3 registration statements for possible future registered transactions.  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest and principal payments would reduce the amount of cash available to operate and grow our business.  On December 9, 2008, we entered into a loan and security agreement pursuant to which we may borrow up to $10,000,000 (“Loan Agreement”) with an initial funding of $5,000,000 expected to occur upon the satisfaction of certain closing conditions.  The loan is payable over a thirty six (36) month term and is secured by all assets of the Company as further explained in Note 9, “Subsequent Event” to the accompanying condensed consolidated financial statements.

We may also raise additional capital though negotiating licensing or collaboration agreements for our technology platforms.  In addition, our wholly owned subsidiary Avid Bioservices, Inc. represents an additional asset in our portfolio and we continue to pursue strategic initiatives for Avid as a means of potentially raising additional capital.

Although we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to our subsidiary, Avid Bioservices, Inc. to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which includes projected revenues from signed contracts with existing customers of Avid Bioservices, Inc., combined with the projected revenues from our government contract and net proceeds to be received under our Loan Agreement, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the first quarter of our fiscal year 2010 ending July 31, 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which could reduce or delay our future projected cash-inflows.   In addition, under the Loan Agreement, in the event our contract with the Defense Threat Reduction Agency is terminated or canceled for any reason we would be required to set aside cash and cash equivalents in an amount equal to 80% of the loan balance in a restricted collateral account non-assessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through at least the first quarter of our fiscal year 2010 unless we raise additional capital.

Our Outstanding Indebtedness To MidCap Financial LLC and BlueCrest Capital Finance, L.P.  Imposes Certain Restrictions On How We Conduct Our Business.  In Addition, All Of Our Assets, Including Our Intellectual Property, Are Pledged To Secure This Indebtedness.  If We Fail To Meet Our Obligations To The Lenders, Our Payment Obligations May Be Accelerated And The Collateral Securing The Debt May Be Sold To Satisfy These Obligations.

Pursuant to a Loan and Security Agreement dated December 9, 2008, MidCap Financial LLC and BlueCrest Capital Finance, L.P. (the “Lenders”) have provided us a three-year, $5,000,000 working capital loan, which funding is expected to be received upon the satisfaction of certain additional closing conditions and may be increased to $10,000,000 upon our attainment of certain conditions by June 30, 2009 (the “Loan Agreement”).  As collateral to secure our repayment obligations to the Lenders, we and our wholly-owned subsidiary, Avid Bioservices, Inc., have granted the Lenders a first priority security interest in all of our respective assets, including our intellectual property.

The Loan Agreement contains various covenants that restrict our operating flexibility. Pursuant to the Loan Agreement, we may not, among other things:

●
incur additional indebtedness, except for certain permitted indebtedness. Permitted indebtedness is defined to include accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed in the aggregate $100,000 outstanding at any one time;

●
incur additional liens on any of our assets except for certain permitted liens including but not limited to non-exclusive licenses of our intellectual property in the ordinary course of business and exclusive licenses of intellectual property provided they are approved by our board of directors and do not involve bavituximab or Cotara;

●	Make any payment of subordinated debt, except as permitted under the applicable subordination or intercreditor agreement;
●	merge with or acquire any other entity, or sell all or substantially all of our assets, except as permitted under the Loan Agreement;
●	pay dividends (other than stock dividends) to our shareholders;
●
redeem any outstanding shares of our common stock or any outstanding options or warrants to purchase shares of our common stock except in connection with a share repurchase pursuant to which we offer to pay our then existing shareholders not more than $250,000;

●	enter into transactions with affiliates other than on arms-length terms; and
●	make any change in any of our business objectives, purposes and operations which has or could be reasonably expected to have a material adverse effect on our business.

These provisions could have important consequences for us, including (i) making it more difficult for us to obtain additional debt financing from another lender, or obtain new debt financing on terms favorable to us, because a new lender will have to be willing to be subordinate to the lenders, (ii) causing us to use a portion of our available cash for debt repayment and service rather than other perceived needs and/or (iii) impacting our ability to take advantage of significant, perceived business opportunities. Our failure to timely repay our obligations under the Loan Agreement or meet the covenants set forth in the Loan Agreement could give rise to a default under the agreement. In the event of an uncured default, the Loan Agreement provides that all amounts owed to the lender may be declared are immediately due and payable and that the Lenders have the right to enforce their security interest in the assets securing the Loan Agreement. In such event, the Lenders could take possession of any or all of our assets in which they hold a security interest, and dispose of those assets to the extent necessary to pay off our debts, which would materially harm our business.

In The Event Our Contract With The DTRA Is Terminated, Our Loan Requires Us To Place A Significant Amount Of Our Cash In A Restricted Bank Account.

Under the terms of the Loan Agreement, if our contract with the Defense Threat Reduction Agency is terminated while the loan balance is outstanding, we will be required to at all times thereafter maintain cash and cash equivalents in an amount of at least eighty percent (80%) of the then outstanding principal balance of the Loan Agreement in a restricted account over which we will not be permitted to make withdrawals or otherwise exercise control.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the six months ended October 31, 2008 and for each of the past three fiscal years:

Net Loss
Six months ended October 31, 2008 (unaudited)	$9,583,000
Fiscal Year 2008	$23,176,000
Fiscal Year 2007	$20,796,000
Fiscal Year 2006	$17,061,000

As of October 31, 2008, we had an accumulated deficit of $240,419,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of October 31, 2008, there were 226,210,617 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 20,565,479 additional shares of our common stock that are reserved for future issuance under our shelf registration statements and stock option plans, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved for issuance under two effective shelf registration statements	5,030,634
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants under our stock incentive plans	15,534,845
Total	20,565,479

In addition, the above table does not include shares of common stock that we have available to issue from the registration statement we filed during January 2007 on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

As of October 31, 2008 there are no options outstanding that would be considered dilutive to stockholders as the exercise prices of all options outstanding were greater than the market price of our common stock at October 31, 2008.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2008, and our two fiscal quarters ended October 31, 2008:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2009
Quarter Ended October 31, 2008	$0.40	$0.23	1,318	77
Quarter Ended July 31, 2008	$0.53	$0.31	2,997	103

Fiscal Year 2008
Quarter Ended April 30, 2008	$0.73	$0.35	3,846	130
Quarter Ended January 31, 2008	$0.65	$0.35	3,111	140
Quarter Ended October 31, 2007	$0.79	$0.54	2,631	169
Quarter Ended July 31, 2007	$1.40	$0.72	21,653	237

Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86	6,214	408
Quarter Ended January 31, 2007	$1.39	$1.09	4,299	203
Quarter Ended October 31, 2006	$1.48	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429

Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	changes in our capital structure, including but not limited to any potential reverse stock split;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;

•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On July 25, 2007, we received a deficiency notice from The NASDAQ Stock Market notifying us that we had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as required under NASDAQ listing rules.  According to the NASDAQ notice, we were automatically afforded an initial “compliance period” of 180 calendar days, or until January 22, 2008, to regain compliance with this requirement.  After the initial 180 calendar day period, we remained noncompliant with the minimum closing bid price requirement but because we were in compliance with all other initial listing requirements, we were afforded an additional “compliance period” of 180 calendar days, or until July 21, 2008.  Because we did not regain compliance, i.e., the closing bid price of the Company’s common stock did not meet or exceed $1.00 per share for a minimum of ten (10) consecutive business days prior to July 21, 2008, on July 22, 2008 we received a notice from The NASDAQ Stock Market indicating that we were not in compliance with the minimum bid price requirement for continued listing, and as a result our common stock is subject to delisting.  On July 28, 2008, we requested a hearing with the NASDAQ Listing Qualifications Panel (“Panel”) to review the delisting determination.  Our request for a hearing stayed the delisting pending a decision by the Panel.  The oral hearing took place September 4, 2008 at which we presented to the Panel our definitive plan to achieve and sustain long-term compliance with the listing requirements of the NASDAQ Capital Market.  On September 16, 2008, we received a letter from the NASDAQ Stock Market informing us that the Panel had determined to grant our request to remain listed, subject to the condition that on or before January 20, 2009, we must evidence a closing bid price for our common stock of $1.00 or more for a minimum of ten prior consecutive trading days.

On October 21, 2008, we conducted our 2008 annual meeting of stockholders at which our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split of the outstanding shares of our common stock at a ratio to be determined by our Board of Directors within a range of three-for-one and ten-for-one.  Subsequent to our annual meeting of stockholders, we received a letter from the NASDAQ Stock Market informing us that, due to the extraordinary market conditions, it has determined to suspend the bid price and market value of publicly held shares continued listing requirements through January 16, 2009.  As a result of this suspension, the exception granted to us by the Panel, which required us to demonstrate compliance with the closing minimum bid price requirement by January 20, 2009, has been extended to April 27, 2009.

We intend to pursue all available options to ensure our continued listing on the Nasdaq Stock Market, including, if necessary, effecting the reverse stock split of our outstanding common stock previously approved by our stockholders.  Although we currently meet all other Nasdaq listing requirements, the market price of our common stock has generally been highly volatile and we cannot guarantee that we will be able to regain compliance with the minimum closing bid price requirement within the required compliance period.  If we fail to regain compliance with the minimum closing bid price requirement or fail to comply with any other of The Nasdaq Capital Market listing requirements, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

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

If We Effect A Reverse Stock Split, The Liquidity of Our Common Stock And Market Capitalization Could Be Adversely Affected.

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

On June 30, 2008, we were awarded up to a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (TMTI) of the U.S. Department of Defense's Defense Threat Reduction Agency (DTRA).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $14.3 million having been appropriated through the current federal fiscal year ending September 30, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period.  Work under this contract commenced on June 30, 2008.  If we do not receive the expected funding under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection nor otherwise receive the other indirect benefits that may be derived from receipt of the full funding under this contract.

Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

Federal government contracts, such as our contract with the DTRA, contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to:

•	Reduce, cancel, or otherwise modify our contracts or related subcontract agreements;
•	Decline to exercise an option to renew a multi-year contract;
•	Claim rights in products and systems produced by us;
•
Prohibit future procurement awards with a particular agency as a result of a finding of an organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;

•	Subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest;
•	Suspend or debar us from doing business with the federal government or with a governmental agency; and
•	Control or prohibit the export of our products and services.

If the government terminates our contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates our contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. If the DTRA were to unexpectedly terminate or cancel, or decline to exercise the option to extend our contract beyond the base period, our revenues, product development efforts and operating results would be materially harmed.

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

Because Cotara® targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease.  Some products in development may compete with Cotara® should they become approved for marketing.  These products include, but are not limited to:  131I-TM601, a radiolabeled chlorotoxin peptide being developed by TransMolecular, Inc., Neuradiab, a radiolabeled anti-tenascin monoclonal antibody sponsored by Bradmer Pharmaceuticals, CDX-110, a peptide vaccine under development by Celldex, cilengitide, an integrin-targeting peptide being evaluated by Merk KGaA, and cediranib, a VEGFR tyrosine kinase inibitor being developed by AstraZeneca.  In addition, oncology products marketed for other indications such as Gleevec® (Novartis), Tarceva® (Genentech/OSI), Avastin® (Genentech) and Nexavar® (Bayer), are being tested in clinical trials for the treatment of brain cancer.

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

Avid Bioservices, Our subsidiary, Is exposed To Risks Resulting From Its Small Customer Base.

A significant portion of Avid Bioservices’ revenues have historically been derived from a small customer base.  These customers typically do not enter into long-term contracts because their need for drug supply depends on a variety of factors, including the drug’s stage of development, their financial resources, and, with respect to commercial drugs, demand for the drug in the market.  Our results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated

If We Lose Qualified Management And Scientific Personnel Or Are Unable To Attract And Retain Such Personnel, We May Be Unable To Successfully Develop Our Products Or We May Be Significantly Delayed In Developing Our Products.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders’ on October 21, 2008.  The following represents the matters voted upon and the results of the voting:

	Routine Matters	For	Withheld
1)	Election of Directors:
	Carlton M. Johnson	159,978,749	37,074,497
	Steven W. King	148,898,697	48,154,549
	David H. Pohl	143,464,688	53,588,558
	Eric S. Swartz	145,550,693	51,502,553
	Dr. Thomas A. Waltz	144,361,393	52,691,853

		For	Against	Abstain
2)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 30, 2009.	187,814,559	6,143,506	3,095,180

3)	To approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock at a ratio to be determined by our Board of Directors in their sole discretion within a range of three-for-one and ten-for-one, at any time before our 2009 annual meeting of stockholders.	128,644,284	66,401,544	2,007,417

4)	To approve the adoption of the Company’s 2008 Stock Incentive Plan.	33,610,879	35,507,637	820,080

ITEM 5.            OTHER INFORMATION.   None.

ITEM 6.           EXHIBITS.

(a)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: December 9, 2008	By: /s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

Date: December 9, 2008	By: /s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)