Form 10-Q
period 2009-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2009-03-12
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number: 0-17085

PEREGRINE PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3698422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14282 Franklin Avenue, Tustin, California	92780-7017
(Address of principal executive offices)	(Zip Code)

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
Yes ☐     No  ☒

As of January 31, 2009, there were 226,210,617 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.                          CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2009	APRIL 30, 2008
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,850,000	$15,130,000
Trade and other receivables	1,990,000	605,000
Government contract receivables	362,000	-
Inventories, net	5,547,000	2,900,000
Debt issuance costs, current portion	248,000	-
Prepaid expenses and other current assets	685,000	1,208,000

Total current assets	19,682,000	19,843,000

PROPERTY:
Leasehold improvements	675,000	669,000
Laboratory equipment	4,205,000	4,140,000
Furniture, fixtures and office equipment	901,000	919,000

	5,781,000	5,728,000
Less accumulated depreciation and amortization	(3,982,000)	(3,670,000)

Property, net	1,799,000	2,058,000

OTHER ASSETS:
Debt issuance costs, less current portion	189,000	-
Other assets	1,156,000	1,156,000

Total other assets	1,345,000	1,156,000

TOTAL ASSETS	$22,826,000	$23,057,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JANUARY 31, 2009	APRIL 30, 2008
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,886,000	$2,060,000
Accrued clinical trial site fees	744,000	237,000
Accrued legal and accounting fees	247,000	450,000
Accrued royalties and license fees	123,000	222,000
Accrued payroll and related costs	1,010,000	1,084,000
Capital lease obligation, current portion	21,000	22,000
Notes payable, current portion and net of discount	948,000	-
Deferred revenue	4,805,000	2,196,000
Deferred government contract revenue	3,262,000	-
Customer deposits	706,000	838,000
Other current liabilities	459,000	331,000

Total current liabilities	15,211,000	7,440,000

Capital lease obligation, less current portion	6,000	22,000
Notes payable, less current portion and net of discount	3,667,000	-
Other long-term liabilities	150,000	-
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 226,210,617 and 226,210,617, respectively	226,000	226,000
Additional paid-in capital	247,317,000	246,205,000
Accumulated deficit	(243,751,000)	(230,836,000)

Total stockholders' equity	3,792,000	15,595,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,826,000	$23,057,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$5,778,000	$1,662,000	$7,954,000	$5,146,000
Government contract revenue	1,048,000	-	2,330,000	-
License revenue	-	13,000	-	46,000
Total revenues	6,826,000	1,675,000	10,284,000	5,192,000

COSTS AND EXPENSES:
Cost of contract manufacturing	4,106,000	1,289,000	5,672,000	3,872,000
Research and development	4,465,000	4,941,000	12,834,000	13,665,000
Selling, general and administrative	1,489,000	1,847,000	4,722,000	5,498,000

Total costs and expenses	10,060,000	8,077,000	23,228,000	23,035,000

LOSS FROM OPERATIONS	(3,234,000)	(6,402,000)	(12,944,000)	(17,843,000)

OTHER INCOME (EXPENSE):
Interest and other income	37,000	259,000	165,000	851,000
Interest and other expense	(135,000)	(11,000)	(136,000)	(25,000)

NET LOSS	$(3,332,000)	$(6,154,000)	$(12,915,000)	$(17,017,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	226,210,617	226,210,617	226,210,617	219,497,601

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.06)	$(0.08)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JANUARY 31,
	2009	2008
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,915,000)	$(17,017,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385,000	353,000
Share-based compensation	698,000	627,000
Amortization of expenses paid in shares of common stock	255,000	-
Amortization of discount on notes payable and debt issuance costs	61,000	-
Changes in operating assets and liabilities:
Trade and other receivables	(1,385,000)	(566,000)
Government contract receivables	(362,000)	-
Inventories, net	(2,647,000)	(478,000)
Prepaid expenses and other current assets	268,000	(135,000)
Accounts payable	826,000	704,000
Accrued clinical trial site fees	507,000	16,000
Accrued payroll and related costs	(74,000)	(16,000)
Deferred revenue	2,609,000	370,000
Deferred government contract revenue	3,262,000	-
Customer deposits	(132,000)	336,000
Other accrued expenses and current liabilities	(24,000)	(197,000)

Net cash used in operating activities	(8,668,000)	(16,003,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of security deposits on notes payable	-	150,000
Property acquisitions	(126,000)	(314,000)
Increase in other assets	-	(410,000)

Net cash used in investing activities	(126,000)	(574,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,641,000	-	20,932,000
Proceeds from issuance of notes payable, net of issuance costs of $469,000	4,531,000	-
Principal payments on notes payable	-	(323,000)
Principal payments on capital leases	(17,000)	(13,000)
Net cash provided by financing activities	4,514,000	20,596,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,280,000)	4,019,000

CASH AND CASH EQUIVALENTS, beginning of period	15,130,000	16,044,000

CASH AND CASH EQUIVALENTS, end of period	$10,850,000	$20,063,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Applied security deposit on payoff of notes payable to GE Capital	$-	$175,000
Fair market value of warrants issued in connection with notes payable	$414,000	$-

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 (unaudited)

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

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at January 31, 2009, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three and nine month periods ended January 31, 2009 and 2008.  We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted.  Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2008.  Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

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

At January 31, 2009, we had $10,850,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.

We will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity or debt, in order to support the costs of our research and development programs.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 (unaudited) (continued)

Regarding possible issuance of equity to raise additional capital, as of January 31, 2009, we had 4,851,454 shares available under an existing effective Form S-3 registration statement for possible future registered transactions provided, however, we issue these shares prior to April 12, 2009 (the expiration date of this registration statement).  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

With respect to financing our operations through the issuance of debt, on December 9, 2008, we entered into a loan and security agreement pursuant to which we have the ability to borrow up to $10,000,000 (“Loan Agreement”).  On December 19, 2008, we received initial funding of $5,000,000, which amount is payable over a thirty-six (36) month term and is secured by generally all assets of the Company as further explained in Note 5.  Under the Loan Agreement, we have an option, which expires June 30, 2009, to borrow a second tranche in the amount of $5,000,000 upon the satisfaction of certain clinical and financial conditions as set forth in the Loan Agreement.  As of January 31, 2009, we had met the clinical conditions under the Loan Agreement, however, we had not met the required financial conditions.  In order for us to meet the financial conditions and receive the second tranche of $5,000,000 under the Loan Agreement (provided we are not otherwise in default of any of our obligations under the Loan Agreement), we must raise at least $7,500,000 in gross proceeds from the issuance of new equity or obtain a defined amount in net proceeds from the potential sale of our wholly owned subsidiary, Avid Bioservices, no later than the expiration of the option.

In addition to the above, we may also raise additional capital though licensing our products or technology platforms or entering into similar collaborative arrangements.  In addition to these potential sources of capital, Avid represents an additional asset in our portfolio and although we are not actively pursuing this option, we could continue to pursue strategic initiatives for Avid as a means of potentially raising additional capital.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to Avid to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the second quarter of our fiscal year 2010 ending October 31, 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which could reduce or delay our future projected cash-inflows.  In addition, under the Loan Agreement, in the event our contract with the Defense Threat Reduction Agency is terminated or canceled for any reason, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 (unaudited) (continued)

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

Allowance for Doubtful Accounts – We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  As of January 31, 2009, based on our analysis of our accounts receivable balances and based on historical collectibility of receivables from our current customers, we determined no allowance for doubtful accounts was necessary.

Inventories – Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid.  Inventories consist of the following at January 31, 2009 and April 30, 2008:

	January 31, 2009	April 30, 2008
Raw materials	$2,176,000	$1,115,000
Work-in-process	3,371,000	1,785,000
Total inventories, net	$5,547,000	$2,900,000

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

Basic and Dilutive Net Loss Per Common Share – Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and nine months ended January 31, 2009 and 2008.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 209,136 and 132,286 shares of common stock for the three and nine months ended January 31, 2009, respectively, and 357,542 and 722,641 shares of common stock for the three and nine months ended January 31, 2008, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants to purchase up to 12,790,740 and 13,101,259 shares of common stock for the three and nine months ended January 31, 2009, respectively, and 11,193,227 and 10,530,120 shares of common stock for the three and nine months ended January 31, 2008, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Observable inputs other than quoted prices included in Level 1, such as assets or liabilities whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and significant to the overall fair value measurement.

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
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 (unaudited) (continued)

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 (unaudited) (continued)

Total share-based compensation expense related to employee stock option grants for the three and nine-month periods ended January 31, 2009 and 2008 are included in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Research and development	$106,000	$147,000	$370,000	$416,000
Selling, general and administrative	97,000	84,000	320,000	196,000
Total	$203,000	$231,000	$690,000	$612,000

As of January 31, 2009, the total estimated unrecognized compensation cost related to non-vested stock options was $1,314,000.  This cost is expected to be recognized over a weighted average vesting period of 2.17 years based on current assumptions.

Periodically, we grant stock options to non-employee consultants.  The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Share-based compensation expense recorded during the three and nine months ended January 31, 2009 associated with non-employees amounted to $2,000 and $8,000, respectively.  Share-based compensation expense recorded during the three and nine months ended January 31, 2008 associated with non-employees amounted to $1,000 and $15,000, respectively.

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

5.           NOTE PAYABLE

On December 9, 2008, we entered into a loan and security agreement pursuant to which we have the ability to borrow up to $10,000,000 (“Loan Agreement”) with MidCap Financial LLC and BlueCrest Capital Finance, L.P.  On December 19, 2008, we received initial funding of $5,000,000.  In addition, we have an option, which expires on June 30, 2009, to borrow a second tranche in the amount of $5,000,000 upon the satisfaction of certain clinical and financial conditions as set forth in the Loan Agreement.   As of January 31, 2009, we had met all clinical conditions under the Loan Agreement, however, we had not met the required financial conditions.  In order for us to meet the financial conditions and receive the second tranche of $5,000,000 under the Loan Agreement (provided we are not otherwise in default of any of our obligations under the Loan Agreement), we must raise at least $7,500,000 in gross proceeds from the issuance of new equity or obtain a defined amount in net proceeds from the potential sale of our wholly owned subsidiary, Avid Bioservices, no later than the expiration of the option.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 (unaudited) (continued)

Under the Loan Agreement, the outstanding principal balance each month will bear interest at the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%.  The Loan Agreement allows for interest-only payments during the initial six (6) months or until July 2009 followed by thirty (30) equal monthly principal payments plus interest.  The Loan Agreement, which is secured by generally all assets of the Company, contains customary covenants that, among other things, generally restricts our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant, whereby if our contract with the Defense Threat Reduction Agency (Note 4) is terminated while the loan is outstanding, we would be required to set aside cash and cash equivalents in an amount equal to at least 80% of the outstanding loan balance in a secured account over which we will not be permitted to make withdrawals or otherwise exercise control. Moreover, the Loan Agreement includes a Material Adverse Change clause whereby if there is a material impairment in the priority of lenders’ lien in the collateral or in the value of such collateral, or if we encounter a material adverse change in our business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan, then an event of default can be invoked by the lender.

The terms of the Loan Agreement also include a provision for warrant coverage equal to 10% of each tranche amount divided by the warrant exercise price.  The warrant exercise price was calculated based on the average closing price of our common stock for the 20-day period prior to the date of the Loan Agreement.  The warrants are exercisable immediately, include piggy-back registration rights, and have a five-year term.  In connection with the first tranche advance of $5,000,000, we issued MidCap Financial LLC and BlueCrest Capital Finance, L.P. warrants of 1,184,433 and 507,614, respectively, to purchase an aggregate of 1,692,047 shares of our common stock at an exercise price of $0.2955 per share.  At the date of the first tranche advance, the fair value of the warrants was $414,000, and this amount was credited to additional paid-in capital and reduced the carrying value of the debt, reflected as a debt discount in the accompanying condensed consolidated financial statements.  The debt discount is being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  The fair value of the warrants was determined using the Black-Scholes model with the following assumptions:  estimated volatility of 70.72%; risk free interest rate of 2.00%; an expected life of five years; and no dividend yield.

In connection with the Loan Agreement, we also incurred $469,000 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and the short-term and long-term portions of these costs are included in current assets and other long-term assets, respectively, in the accompanying condensed consolidated financial statements and are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  Included in debt issuance costs is a final payment fee of $150,000, which is due and payable on the maturity date of the outstanding loan balance, and is equal to 3% of the total amount funded under the Loan Agreement.  The final payment fee payable of $150,000 is classified as other long-term liabilities in the accompanying condensed consolidated financial statements.

As of January 31, 2009, we will make the following principal payments in the years ending April 30:

2009	$-
2010	1,667,000
2011	2,000,000
2012	1,333,000
Total	$5,000,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 (unaudited) (continued)

6.           STOCKHOLDERS’ EQUITY

On June 28, 2007, we entered into a Securities Purchase Agreement with several institutional investors whereby we sold 30,000,000 shares of our common stock in exchange for gross proceeds of $22,500,000.  After deducting placement agent fees, legal fees and other costs associated with the offering, we received net proceeds of $20,859,000.  The shares of common stock were issued from our shelf registration statement on Form S-3, File Number 333-139975 (“January 2007 Shelf”), which allows us to issue, in one or more offerings, shares of common stock for proceeds up to $30,000,000.  As of January 31, 2009, we could potentially raise up to $7,500,000 in remaining gross proceeds under the January 2007 Shelf.

In addition, as of January 31, 2009, an aggregate of 4,851,454 shares of common stock were available for issuance under an existing effective shelf registration statement, provided, however, we issue these shares prior to April 12, 2009 (the expiration date of this registration statement).

As of January 31, 2009, we have reserved 22,002,346 additional shares of our common stock which may be issued under our shelf registration statement, stock option plans and outstanding warrants, excluding shares of common stock that could potentially be issued under the January 2007 Shelf, as further described in the following table:

Number of Shares Reserved
Shares of common stock reserved for issuance under one registration statement	4,851,454
Shares of common stock reserved for issuance upon exercise of outstanding options	14,199,500
Shares of common stock reserved for future option grants under our Option Plans	1,259,345
Shares of common stock reserved for issuance under outstanding warrant arrangements	1,692,047
Total shares of common stock reserved for issuance	22,002,346

7.           WARRANTS

During December 2008, we issued 1,692,047 warrants in connection with the loan and security agreement we entered into on December 9, 2008 (Note 5).  The warrants, which are exercisable immediately, have an exercise price of $0.2955, include piggy-back registration rights, and have a five-year term.

During the nine months ended January 31, 2009, no warrants were exercised. During the nine months ended January 31, 2008, warrants to purchase 53,416 shares of our common stock were exercised for net proceeds of $46,000.

As of January 31, 2009, warrants to purchase up to 1,692,047 shares of our common stock were issued and outstanding at an exercise price of $0.2955 per share and expire in December 2013.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 (unaudited) (continued)

The accounting policies of the operating segments are the same as those described in Note 2.  We primarily evaluate the performance of our contract manufacturing services segment based on gross profit or loss.  However, our products in the research and development segment are not evaluated based on gross profit or loss, but rather based on scientific progress of the technologies.  As such, gross profit is only provided for our contract manufacturing services segment in the below table.  All revenues shown below are derived from transactions with external customers.

Segment information for the three-month periods is summarized as follows:

	Three Months Ended January 31,
	2009	2008

Contract manufacturing services revenue	$5,778,000	$1,662,000
Cost of contract manufacturing services	4,106,000	1,289,000
Gross profit	1,672,000	373,000

Revenues from products in research and development	1,048,000	13,000
Research and development expense	(4,465,000)	(4,941,000)
Selling, general and administrative expense	(1,489,000)	(1,847,000)
Other income (expense), net	(98,000)	248,000
Net loss	$(3,332,000)	$(6,154,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended January 31,
	2009	2008
Customer revenues as a % of revenues:
United States (customer A)	43%	90%
United States (customer B)	26%	0%
Germany (one customer)	28%	10%
Other customers	3%	0%
Total customer revenues as a % of revenues	100%	100%

Segment information for the nine-month periods is summarized as follows:

	Nine Months Ended January 31,
	2009	2008

Contract manufacturing services revenue	$7,954,000	$5,146,000
Cost of contract manufacturing services	5,672,000	3,872,000
Gross profit	2,282,000	1,274,000

Revenues from products in research and development	2,330,000	46,000
Research and development expense	(12,834,000)	(13,665,000)
Selling, general and administrative expense	(4,722,000)	(5,498,000)
Other income (expense), net	29,000	826,000
Net loss	$(12,915,000)	$(17,017,00)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 (unaudited) (continued)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Nine Months Ended January 31,
	2009	2008
Customer revenues as a % of revenues:
United States (customer A)	56%	86%
United States (customer B)	20%	3%
Germany (one customer)	22%	6%
Other customers	2%	5%
Total customer revenues as a % of revenues	100%	100%

Revenues generated from our products in our research and development segment during the three and nine months ended January 31, 2009 were from revenues earned under the government contract with the DTRA (Note 4).  Revenues generated from our products in our research and development segment during the three and nine months ended January 31, 2008 were from an annual license fee and the amortized portion of an up-front license fee received under a license agreement.

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	January 31, 2009	April 30, 2008
Long-lived Assets, net:
Contract manufacturing services	$1,633,000	$1,825,000
Products in research and development	166,000	233,000
Total long-lived assets, net	$1,799,000	$2,058,000

9.	LITIGATION

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.  However, we did file or are involved with the following lawsuits:

On January 12, 2007, we filed a complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”).  The original complaint has been amended three times based on the ongoing discovery to include claims against Shanghai Medipharm Biotech Co., Ltd. (“Shanghai Medipharm”) and its related entities.  The lawsuit alleges claims for breach of contract, interference with contractual relations, declaratory relief, and injunctive relief against the defendants.  Peregrine's claims stem from a 1995 license agreement with CTL, and two amendments thereto (collectively referred to as the "License Agreement").  Peregrine claims that CTL breached the License Agreement by, among other things, (i) not sharing with Peregrine all inventions, technology, know-how, patents and other information, derived and/or developed in the People’s Republic of China and/or at the CTL laboratory, as was required under the License Agreement; (ii) not splitting revenue appropriately with Peregrine as required under the License Agreement; (iii) utilizing Peregrine's licensed technologies outside of the People’s Republic of China; and (iv) failing to enter a sublicense agreement with a Chinese sponsor obligating the Chinese sponsor to comply with the terms and obligations in the License Agreement.  Peregrine further alleges that Medibiotech Co., Inc. and Shanghai Medipharm ("Medipharm Entities") interfered with the License Agreement, leading to CTL's breaches.  This interference by the Medipharm Entities includes: 1) posturing Shanghai Medipharm as the designated sublicensee under the License Agreement, without binding any of the Medipharm Entities  to the terms and obligations of an appropriate sublicense agreement called for under the License Agreement; 2) entering into a license agreement with Alan Epstein, M.D. ("Epstein License Agreement") instead of CTL; 3) restricting the information CTL was allowed to provide to Peregrine, thereby prohibiting CTL from providing to Peregrine all information required under the License Agreement; and 4) providing compensation to CTL, and its principals, so that CTL would enter agreements that prohibited CTL from performing under the License Agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 (unaudited) (continued)

On March 28, 2007, CTL filed a cross-complaint, which has been amended three times, alleging that the Company breached the Agreement by improperly terminating the Agreement and double-licensing the technology licensed to CTL to another party, interfered with CTL’s agreements with various Medipharm Entities and unjust enrichment.  CTL’s cross-complaint, which seeks $20 million in damages, is in part predicated on the existence of a sublicense agreement between CTL and Shanghai Medipharm.  We are challenging the cross-complaint on the basis that not only did CTL fail to allege an agreement with which the Company interfered, they have been unable to produce the alleged sublicense agreement with Shanghai Medipharm despite our repeated demands, and they have not suffered any compensable damages.

On February 22, 2008, Medibiotech Co., Inc. (“Medibiotech”) filed a cross-complaint alleging, as a third party beneficiary, that the Company breached the Agreement by double-licensing the technology licensed to CTL to another party, intentionally interfered with a prospective economic advantage, and unjust enrichment.  Medibiotech’s subsidiary, Shanghai Medipharm filed an almost identical cross-complaint on February 17, 2009.  These cross-complaints, each seek $30 million in damages, in part predicated on Medibiotech and Shanghai Medipharm being the “Chinese Sponsor” under the Agreement.  We intend to bring pre-trial motions in an attempt to dispose of these cross-complaints.

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

At January 31, 2009, we had $10,850,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of our wholly owned subsidiary, Avid Bioservices, Inc.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

We will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity or debt, in order to support the costs of our research and development programs.

Regarding possible issuance of equity to raise additional capital, as of January 31, 2009, we had 4,851,454 shares available under an existing effective Form S-3 registration statement for possible future registered transactions provided, however, we issue these shares prior to April 12, 2009 (the expiration date of this registration statement).  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

With respect to financing our operations through the issuance of debt, on December 9, 2008, we entered into a loan and security agreement pursuant to which we have the ability to borrow up to $10,000,000 (“Loan Agreement”).  On December 19, 2008, we received initial funding of $5,000,000, which amount is payable over a thirty-six (36) month term and is secured by generally all assets of the Company as further explained in Note 5.  Under the Loan Agreement, we have an option, which expires June 30, 2009, to borrow a second tranche in the amount of $5,000,000 upon the satisfaction of certain clinical and financial conditions as set forth in the Loan Agreement.  As of January 31, 2009, we had met the clinical conditions under the Loan Agreement, however, we had not met the required financial conditions.  In order for us to meet the financial conditions and receive the second tranche of $5,000,000 under the Loan Agreement (provided we are not otherwise in default of any of our obligations under the Loan Agreement), we must raise at least $7,500,000 in gross proceeds from the issuance of new equity or obtain a defined amount in net proceeds from the potential sale of our wholly owned subsidiary, Avid Bioservices, no later than the expiration of the option.

In addition to the above, we may also raise additional capital though licensing our products or technology platforms or entering into similar collaborative arrangements.  In addition to these potential sources of capital, Avid represents an additional asset in our portfolio and although we are not actively pursuing this option, we could continue to pursue strategic initiatives for Avid as a means of potentially raising additional capital.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to Avid to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid Bioservices, Inc., combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the second fiscal quarter of our fiscal year 2010 ending October 31, 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which could reduce or delay our future projected cash-inflows.  In addition, under the Loan Agreement, in the event our contract with the Defense Threat Reduction Agency is terminated or canceled for any reason, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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
Patient enrollment for the first 15 patients in Stage A is complete. The pre-specified number of objective tumor responses was obtained in Stage A. Stage B enrollment is continuing for this study.
Bavituximab plus carboplatin and paclitaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study may be expanded to treat up to a total of 46 patients because promising results were observed in the initial 15 patients.
Patient enrollment for the first 15 patients in Stage A is complete.  The pre-specified number of objective tumor responses was obtained in Stage A.  Clinical data is continuing to be collected on the initial 15 patients.

Bavituximab plus carboplatin and paclitaxel	Non-small cell lung cancer (NSCLC)	Phase II study designed to treat 21 patients initially. Study may be expanded to treat up to a total of 49 patients because promising results were observed in the initial 21 patients.
Patient enrollment for the first 21 patients in Stage A is complete.  The pre-specified number of objective tumor responses was obtained in Stage A.  Clinical data is continuing to be collected on the initial 21 patients.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and nine-month periods ended January 31, 2009 and 2008.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2009	2008	$ Change	2009	2008	$ Change

REVENUES:
Contract manufacturing revenue	$5,778,000	$1,662,000	$4,116,000	$7,954,000	$5,146,000	$2,808,000
Government contract revenue	1,048,000	-	1,048,000	2,330,000	-	2,330,000
License revenue	-	13,000	(13,000)	-	46,000	(46,000)
Total revenues	6,826,000	1,675,000	5,151,000	10,284,000	5,192,000	5,092,000

COST AND EXPENSES:
Cost of contract manufacturing	4,106,000	1,289,000	2,817,000	5,672,000	3,872,000	1,800,000
Research and development	4,465,000	4,941,000	(476,000)	12,834,000	13,665,000	(831,000)
Selling, general and administrative	1,489,000	1,847,000	(358,000)	4,722,000	5,498,000	(776,000)

Total cost and expenses	10,060,0000	8,077,000	1,983,000	23,228,000	23,035,000	193,000

LOSS FROM OPERATIONS	(3,234,000)	(6,402,000)	3,168,000	(12,944,000)	(17,843,000)	4,899,000

OTHER INCOME (EXPENSE):
Interest and other income	37,000	259,000	(222,000)	165,000	851,000	(686,000)
Interest and other expense	(135,000)	(11,000)	(124,000)	(136,000)	(25,000)	(111,000)

NET LOSS	$(3,332,000)	$(6,154,000)	$2,822,000	$(12,915,000)	$(17,017,000)	$4,102,000

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue.

Three and nine months:  The increases in contract manufacturing revenue of $4,116,000 and $2,808,000 during the three and nine months ended January 31, 2009, respectively, compared to the same periods in the prior year were primarily due to increases in services provided to unrelated entities on a fee-for-service basis including an increase in the number of completed manufacturing runs utilizing our larger capacity bioreactors compared to the same three and nine-month periods in the prior year.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

Government Contract Revenue.

Three and nine months: The increases in government contract manufacturing revenue of $1,048,000 and $2,330,000 during the three and nine months ended January 31, 2009, respectively, compared to the same periods in the prior year is related to research and development services performed under our government contract with the Defense Threat Reduction Agency (DTRA), a division of the Department of Defense, which commenced during the current fiscal year.

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

Cost of Contract Manufacturing.

Three and Nine Months:  The increases in cost of contract manufacturing of $2,817,000 and $1,800,000 during the three and nine months ended January 31, 2009, respectively, compared to the same periods in the prior year are primarily related to the current year three and nine-month increases in contract manufacturing revenue.  We expect to continue to incur contract manufacturing costs during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three and Nine Months:  The decreases in research and development (“R&D”) expenses of $476,000 and $831,000 during the three and nine months ended January 31, 2009 compared to the same periods in the prior year were primarily due to the following changes associated with each of our following platform technologies under development:

Technology Platform	R&D Expenses – Three Months Ended January 31,			R&D Expenses – Nine Months Ended January 31,
	2009	2008	$ Change	2009	2008	$ Change

Anti-PS Immunotherapeutics (bavituximab)	$3,378,000	$2,943,000	$435,000	$9,479,000	$8,158,000	$1,321,000
TNT (Cotara®)	1,050,000	1,065,000	(15,000)	3,164,000	2,742,000	422,000
VTA and Anti-Angiogenesis Agents	33,000	767,000	(734,000)	171,000	2,266,000	(2,095,000)
VEA	4,000	166,000	(162,000)	20,000	499,000	(479,000)
Total R&D Expenses	$4,465,000	$4,941,000	$(476,000)	$12,834,000	$13,665,000	$(831,000)

o
Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics (bavituximab) – The increase in Anti-PS Immunotherapeutics program expenses of $435,000 and $1,321,000 during the three and nine months ended January 31, 2009, respectively, compared to the same periods in the prior year is primarily due to an increase in clinical trial expenses to support the advancement of four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV patients co-infected with HIV.  The increase in Anti-PS Immunotherapeutics program expenses was further supplemented with an increase in R&D expenses directly associated with increased efforts to advance the development of bavituximab and a fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections under our federal contract with the U.S. Department of Defense’s Defense Threat Reduction Agency (DTRA), which was awarded to us on June 30, 2008.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) – TNT program expenses for the three months ended January 31, 2009 remained in line with the same period in the prior year decreasing slightly by $15,000.  TNT program expenses for the nine months ended January 31, 2009 increased $422,000 compared to the same period in the prior year primarily due to increases in clinical trial and payroll expenses to support the continued advancement of our two ongoing Cotara® clinical trials for the treatment of brain cancer.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents –  The decrease in VTA and Anti-Angiogenesis Agents program expenses of $734,000 and $2,095,000 during the three and nine months ended January 31, 2009, respectively, compared to the same periods in the prior year is primarily due to our efforts to significantly curtail our development expenses associated with this program while focusing our efforts on seeking partners to further advance these technologies.

o
Vasopermeation Enhancement Agents (“VEAs”) – The decrease in VEA program expenses of $162,000 and $479,000 during the three and nine months ended January 31, 2009, respectively, compared to the same periods in the prior year is primarily due to our efforts to significantly curtail our development expenses associated with this program while focusing our efforts on seeking partners to further advance this technology.

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

•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	The uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the second quarter of our fiscal year 2010 ending October 31, 2009.

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

Three and Nine Months:  The decreases in selling, general and administrative expenses of $358,000 and $776,000 during the three and nine months ended January 31, 2009, respectively, compared to the same periods in the prior year are primarily due to decreases in travel and related expenses, corporate legal fees and payroll and related expenses.  Travel and related expenses decreased $162,000 and $349,000 during the current year three and nine-month periods, respectively, primarily due to a decrease in business development efforts in the U.S. and abroad and decreased participation in corporate and investor relation activities compared to the prior year in an effort to curtail corporate and business development related expenditures.  Corporate legal fees decreased $108,000 and $279,000 during the current year three and nine-month periods, respectively, primarily due to an overall decrease in legal fees associated with general corporate matters.  Payroll and related expenses decreased $60,000 and $111,000 during the current year three and nine-month periods, respectively, primarily due to a decrease in compensation and related expenses.  In addition, we incurred incremental decreases in other general corporate related expenses primarily associated with facility related expenses and public relation fees.  These decreases in selling, general and administrative expenses were offset with increases in non-cash stock based compensation expenses of $13,000 and $123,000 during the three and nine-month periods, respectively, associated with the amortization of the fair value of options granted to employees.

Interest and Other Income.

Three and Nine Months:  The decreases in interest and other income of $222,000 and $686,000 during the three and nine months ended January 31, 2009, respectively, compared to the same periods in the prior year was primarily due to decreases in interest income as a result of a lower average cash balance on hand combined with lower prevailing interest rates during the current year compared to the prior year.

Interest and Other Expense.

Three and Nine Months:  The increases in interest and other expense of $124,000 and $111,000 during the three and nine months ended January 31, 2009, respectively, compared to the same periods in the prior year was primarily due to increases in interest expense associated with the loan and security agreement we entered into during December 2008 combined with increases in non-cash interest expense regarding the amortization of the loan and security agreement discount associated with the fair value of detachable warrants and related debt issuance costs.

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

Our loss from operations for the three and nine-month periods ended January 31, 2009 included share-based compensation expense of $203,000 and $690,000, respectively.  Our loss from operations for the three and nine-month periods ended January 31, 2008 included share-based compensation expense of $231,000 and $612,000, respectively.  We believe that non-cash share-based compensation expense for the remaining three months of fiscal year 2009 may be up to approximately $161,000 based on actual shares granted and unvested as of January 31, 2009.  However, the actual expense may differ materially from this estimate as a result of changes in a number of factors that affect the amount of non-cash compensation expense, including the number of options granted by our Board of Directors during the remainder of the fiscal year, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

As of January 31, 2009, the total estimated unrecognized compensation cost related to non-vested stock options was $1,314,000.  This cost is expected to be recognized over a weighted average period of 2.17 years.

Allowance for Doubtful Accounts

We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  As of January 31, 2009, based on our analysis of our accounts receivable balances and based on historical collectibility of receivables from our current customers, we determined no allowance for doubtful accounts was necessary.

Liquidity and Capital Resources

At January 31, 2009, we had $10,850,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

We will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity or debt, in order to support the costs of our research and development programs.

Regarding possible issuance of equity to raise additional capital, as of January 31, 2009, we had 4,851,454 shares available under an existing effective Form S-3 registration statement for possible future registered transactions provided, however, we issue these shares prior to April 12, 2009 (the expiration date of this registration statement).  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

With respect to financing our operations through the issuance of debt, on December 9, 2008, we entered into a loan and security agreement pursuant to which we have the ability to borrow up to $10,000,000 (“Loan Agreement”).  On December 19, 2008, we received initial funding of $5,000,000, which amount is payable over a thirty-six (36) month term and is secured by generally all assets of the Company as further explained in Note 5.  Under the Loan Agreement, we have an option, which expires June 30, 2009, to borrow a second tranche in the amount of $5,000,000 upon the satisfaction of certain clinical and financial conditions as set forth in the Loan Agreement.  As of January 31, 2009, we had met the clinical conditions under the Loan Agreement, however, we had not met the required financial conditions.  In order for us to meet the financial conditions and receive the second tranche of $5,000,000 under the Loan Agreement (provided we are not otherwise in default of any of our obligations under the Loan Agreement), we must raise at least $7,500,000 in gross proceeds from the issuance of new equity or obtain a defined amount in net proceeds from the potential sale of our wholly owned subsidiary, Avid Bioservices, no later than the expiration of the option.

In addition to the above, we may also raise additional capital though licensing our products or technology platforms or entering into similar collaborative arrangements.  In addition to these potential sources of capital, Avid represents an additional asset in our portfolio and although we are not actively pursuing this option, we could continue to pursue strategic initiatives for Avid as a means of potentially raising additional capital.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to Avid to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the second quarter of our fiscal year 2010 ending October 31, 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which could reduce or delay our future projected cash-inflows.  In addition, under the Loan Agreement, in the event our contract with the Defense Threat Reduction Agency is terminated or canceled for any reason, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2009 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the nine months ended January 31, 2009, cash used in operating activities decreased $7,335,000 to $8,668,000 compared to $16,003,000 for the nine months ended January 31, 2008.  This decrease in net cash used in operating activities was primarily due to a decrease of $4,521,000 in our net loss reported in the current nine-month period after taking into consideration non-cash operating expenses.  This amount was supplemented by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $2,814,000.  The decrease in our current nine-month period net loss was primarily due to current period increases in contract manufacturing revenue and government contract revenue combined with decreases in cost of contract manufacturing, research and development expenses and selling, general and administrative expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	NINE MONTHS ENDED
	January 31, 2009	January 31, 2008
Net loss, as reported	$(12,915,000)	$(17,017,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	385,000	353,000
Share-based compensation	698,000	627,000
Amortization of expenses paid in shares of common stock	255,000	-
Amortization of discount on notes payable and debt issuance costs	61,000	-
Net cash used in operating activities before changes in operating assets and liabilities	$(11,516,000)	$(16,037,000)
Net change in operating assets and liabilities	$2,848,000	$34,000
Net cash used in operating activities	$(8,668,000)	$(16,003,000)

Cash Used In Investing Activities.  Net cash used in investing activities decreased $448,000 to $126,000 for the nine months ended January 31, 2009 compared to net cash used of $574,000 for the nine months ended January 31, 2008.  This decrease was primarily due to a decrease in cash outflows associated with other assets of $410,000 combined with a $188,000 decrease in property acquisitions.  The decrease in other assets of $410,000 was primarily due to prior year progress payments of $413,000 made on certain property related improvements associated with our manufacturing facility.  These decreases were offset by the prior year receipt of $150,000 in net security deposits from GE Capital Corporation during the prior year period upon the payment in full of various note payable amounts.

Cash Provided By Financing Activities.  Net cash provided by financing activities decreased $16,082,000 for the nine months ended January 31, 2009 compared to the same prior year period.  During the nine months ended January 31, 2009, we received net proceeds of $4,531,000 from notes payable under a loan and security agreement we entered into on December 9, 2008, net of debt issuance costs in the amount of $469,000.  In addition, principal payments on capital leases were $17,000 for the nine months ended January 31, 2009 compared to capital lease and notes payable principal payments of $336,000 paid in the same prior year period, or a decrease of $319,000.  In addition, during the nine months ended January 31, 2008, we received $20,932,000 from the sale of common stock.  In the prior year period, we entered into a securities purchase agreement whereby we sold and issued a total of 30,000,000 shares of our common stock in exchange for net proceeds of $20,859,000.  This amount was supplemented with net proceeds of $73,000 from the exercise of stock options and warrants.

Commitments

At January 31, 2009, we had no material capital commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our outstanding notes payable, however, they would not have an affect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at January 31, 2009, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

At January 31, 2009, we had an outstanding notes payable balance of $5,000,000 under a loan and security agreement, which bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%, which may expose us to market risk due to changes in interest rates.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 3% under our loan and security agreement and based on historical movements in LIBOR rates, we believe a near-term change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2009, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2009.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On January 12, 2007, we filed a complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”).  The original complaint has been amended three times based on the ongoing discovery to include claims against Shanghai Medipharm Biotech Co., Ltd. (“Shanghai Medipharm”) and its related entities.  The lawsuit alleges claims for breach of contract, interference with contractual relations, declaratory relief, and injunctive relief against the defendants.  Peregrine's claims stem from a 1995 license agreement with CTL, and two amendments thereto (collectively referred to as the "License Agreement").  Peregrine claims that CTL breached the License Agreement by, among other things, (i) not sharing with Peregrine all inventions, technology, know-how, patents and other information, derived and/or developed in the People’s Republic of China and/or at the CTL laboratory, as was required under the License Agreement; (ii) not splitting revenue appropriately with Peregrine as required under the License Agreement; (iii) utilizing Peregrine's licensed technologies outside of the People’s Republic of China; and (iv) failing to enter a sublicense agreement with a Chinese sponsor obligating the Chinese sponsor to comply with the terms and obligations in the License Agreement.  Peregrine further alleges that Medibiotech Co., Inc. and Shanghai Medipharm ("Medipharm Entities") interfered with the License Agreement, leading to CTL's breaches.  This interference by the Medipharm Entities includes: 1) posturing Shanghai Medipharm as the designated sublicensee under the License Agreement, without binding any of the Medipharm Entities  to the terms and obligations of an appropriate sublicense agreement called for under the License Agreement; 2) entering into a license agreement with Alan Epstein, M.D. ("Epstein License Agreement") instead of CTL; 3) restricting the information CTL was allowed to provide to Peregrine, thereby prohibiting CTL from providing to Peregrine all information required under the License Agreement; and 4) providing compensation to CTL, and its principals, so that CTL would enter agreements that prohibited CTL from performing under the License Agreement.

On March 28, 2007, CTL filed a cross-complaint, which has been amended three times, alleging that the Company breached the Agreement by improperly terminating the Agreement and double-licensing the technology licensed to CTL to another party, interfered with CTL’s agreements with various Medipharm Entities and unjust enrichment.  CTL’s cross-complaint, which seeks $20 million in damages, is in part predicated on the existence of a sublicense agreement between CTL and Shanghai Medipharm.  We are challenging the cross-complaint on the basis that not only did CTL fail to allege an agreement with which the Company interfered, they have been unable to produce the alleged sublicense agreement with Shanghai Medipharm despite our repeated demands, and they have not suffered any compensable damages.

On February 22, 2008, Medibiotech Co., Inc. (“Medibiotech”) filed a cross-complaint alleging, as a third party beneficiary, that the Company breached the Agreement by double-licensing the technology licensed to CTL to another party, intentionally interfered with a prospective economic advantage, and unjust enrichment.  Medibiotech’s subsidiary, Shanghai Medipharm filed an almost identical cross-complaint on February 17, 2009.  These cross-complaints, each seek $30 million in damages, in part predicated on Medibiotech and Shanghai Medipharm being the “Chinese Sponsor” under the Agreement.  We intend to bring pre-trial motions in an attempt to dispose of these cross-complaints.

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

At January 31, 2009, we had $10,850,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2008, 2007 and 2006 amounted to $23,176,000, $20,796,000, and $17,061,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

We will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity or debt, in order to support the costs of our research and development programs.

Regarding possible issuance of equity to raise additional capital, as of January 31, 2009, we had 4,851,454 shares available under an existing effective Form S-3 registration statement for possible future registered transactions provided, however, we issue these shares prior to April 12, 2009 (the expiration date of this registration statement).  In addition, we filed a separate shelf registration statement on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

With respect to financing our operations through the issuance of debt, on December 9, 2008, we entered into a loan and security agreement pursuant to which we have the ability to borrow up to $10,000,000 (“Loan Agreement”).  On December 19, 2008, we received initial funding of $5,000,000, which amount is payable over a thirty-six (36) month term and is secured by generally all assets of the Company as further explained in Note 5.  Under the Loan Agreement, we have an option, which expires June 30, 2009, to borrow a second tranche in the amount of $5,000,000 upon the satisfaction of certain clinical and financial conditions as set forth in the Loan Agreement.  As of January 31, 2009, we had met the clinical conditions under the Loan Agreement, however, we had not met the required financial conditions.  In order for us to meet the financial conditions and receive the second tranche of $5,000,000 under the Loan Agreement (provided we are not otherwise in default of any of our obligations under the Loan Agreement), we must raise at least $7,500,000 in gross proceeds from the issuance of new equity or obtain a defined amount in net proceeds from the potential sale of our wholly owned subsidiary, Avid Bioservices, no later than the expiration of the option.

In addition to the above, we may also raise additional capital though licensing our products or technology platforms or entering into similar collaborative arrangements.  In addition to these potential sources of capital, Avid represents an additional asset in our portfolio and although we are not actively pursuing this option, we could continue to pursue strategic initiatives for Avid as a means of potentially raising additional capital.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements or from a potential strategic transaction related to Avid to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the second quarter of our fiscal year 2010 ending October 31, 2009.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of contracts and technical challenges, which could reduce or delay our future projected cash-inflows.  In addition, under the Loan Agreement, in the event our contract with the Defense Threat Reduction Agency is terminated or canceled for any reason, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Our Outstanding Indebtedness To MidCap Finacial LLC and BlueCrest Capital Finance, L.P. Imposes Certain Restrictions On How We Conduct Our Business.  In Addition, All Of Our Assets, Including Our Intellectual Property, Are Pledged To Secure This Indebtedness.  If We Fail To Meet Our Obligations To The Lenders, Our Payment Obligations May Be Accelerated And The Collateral Securing The Debt May Be Sold To Satisfy These Obligations.

                Pursuant to a Loan and Security Agreement dated December 9, 2008 (the “Loan Agreement”), MidCap Financial LLC and BlueCrest Capital Finance, L.P. (the “Lenders”) have provided us a three-year, $5,000,000 working capital loan, which funded on December 19, 2008 and may be increased to $10,000,000 upon our attainment of certain additional clinical and financial conditions by June 30, 2009 as outlined in the Loan Agreement.  As collateral to secure our repayment obligations to the Lenders, we and our wholly-owned subsidiary, Avid Bioservices, Inc., have granted the Lenders a first priority security interest in generally all of our respective assets, including our intellectual property.

                The Loan Agreement contains various covenants that restrict our operating flexibility.  Pursuant to the Loan Agreement, we may not, among other things:

•
incur additional indebtedness, except for certain permitted indebtedness. Permitted indebtedness is defined to include accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed in the aggregate $100,000 outstanding at any one time;

•
incur additional liens on any of our assets except for certain permitted liens including but not limited to non-exclusive licenses of our intellectual property in the ordinary course of business and exclusive licenses of intellectual property provided they are approved by our board of directors and do not involve bavituximab or Cotara;

•	Make any payment of subordinated debt, except as permitted under the applicable subordination or intercreditor agreement;
•	merge with or acquire any other entity, or sell all or substantially all of our assets, except as permitted under the Loan Agreement;
•	pay dividends (other than stock dividends) to our shareholders;
•
redeem any outstanding shares of our common stock or any outstanding options or warrants to purchase shares of our common stock except in connection with a share repurchase pursuant to which we offer to pay our then existing shareholders not more than $250,000;

•	enter into transactions with affiliates other than on arms-length terms; and
•	make any change in any of our business objectives, purposes and operations which has or could be reasonably expected to have a material adverse effect on our business.

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

In The Event Our Contract With The DTRA Is Terminated, Our Loan Requires Us To Place A Significant Amount Of Our Cash In A Restricted Bank Account.

Under the terms of the Loan Agreement, if our contract with the Defense Threat Reduction Agency is terminated while any principal balance of the loan is outstanding, we will be required to at all times thereafter maintain cash and cash equivalents in an amount of at least eighty percent (80%) of the then outstanding principal balance of the loan in a restricted account over which we will not be permitted to make withdrawals or otherwise exercise control.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the nine months ended January 31, 2009 and for each of the past three fiscal years:

Net Loss
Nine months ended January 31, 2009 (unaudited)	$12,915,000
Fiscal Year 2008	$23,176,000
Fiscal Year 2007	$20,796,000
Fiscal Year 2006	$17,061,000

As of January 31, 2009, we had an accumulated deficit of $243,751,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of January 31, 2009, there were 226,210,617 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 22,002,346 additional shares of our common stock that are reserved for future issuance under our shelf registration statements, stock option plans and for outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Shares reserved for issuance under one effective shelf registration statement	4,851,454
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants under our stock incentive plans	15,458,845
Common shares issuable upon exercise of outstanding warrants	1,692,047
Total	22,002,346

In addition, the above table does not include shares of common stock that we have available to issue from the registration statement we filed during January 2007 on Form S-3, File Number 333-139975, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $7,500,000.

Of the total options and warrants outstanding as of January 31, 2009, 5,885,770 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at January 31, 2009.

In addition, we will need to raise substantial additional capital in the future to fund our operations.  If we raise additional funds by issuing equity securities, the market price of our securities may decline and our existing stockholders may experience significant dilution.

Current Economic Conditions And Capital Markets Are In A Period Of Disruption And Instability Which Could Adversely Affect Our Ability To Access The Capital Markets, And Thus Adversely Affect Our Business And Liquidity.

The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide recession.  We may face significant challenges if conditions in the capital markets do not improve.  Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans, including our pre-clinical studies and clinical trial schedules and other research and development activities.  Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us.  We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

Our Highly Volatile Stock Price And Trading Volume May Adversely Affect The Liquidity Of Our Common Stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2008, and our three fiscal quarters ended January 31, 2009:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2009
Quarter Ended January 31, 2009	$0.47	$0.22	1,298	93
Quarter Ended October 31, 2008	$0.40	$0.23	1,318	77
Quarter Ended July 31, 2008	$0.53	$0.31	2,997	103
Fiscal Year 2008
Quarter Ended April 30, 2008	$0.73	$0.35	3,846	130
Quarter Ended January 31, 2008	$0.65	$0.35	3,111	140
Quarter Ended October 31, 2007	$0.79	$0.54	2,631	169
Quarter Ended July 31, 2007	$1.40	$0.72	21,653	237
Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86	6,214	408
Quarter Ended January 31, 2007	$1.39	$1.09	4,299	203
Quarter Ended October 31, 2006	$1.48	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429
Fiscal Year 2006
Quarter Ended April 30, 2006	$1.76	$1.20	9,922	391
Quarter Ended January 31, 2006	$1.40	$0.88	12,152	251
Quarter Ended October 31, 2005	$1.28	$0.91	4,619	156
Quarter Ended July 31, 2005	$1.31	$0.92	7,715	178

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	changes in our capital structure, including but not limited to any potential reverse stock split;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On October 21, 2008, we conducted our 2008 annual meeting of stockholders at which our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split of the outstanding shares of our common stock at a ratio to be determined by our Board of Directors within a range of three-for-one and ten-for-one.  Subsequent to our annual meeting of stockholders, NASDAQ Stock Market suspended the bid price and market value of publicly held shares continued listing requirements through April 17, 2009.  As a result of this suspension, the exception granted to us by the Panel, which required us to demonstrate compliance with the closing minimum bid price requirement by January 20, 2009, has been extended to July 27, 2009.

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

Positive results from our pre-clinical studies, Phase I and the first stage of our Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed.  The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients.  In addition, while we have completed the first stage of all three of our Phase II studies, and obtained positive results with respect to our primary endpoints, our Phase II trials are open-label, Simon two-stage design trials to evaluate the safety and efficacy on bavituximab in combination with chemotherapy drugs in a limited number of patients.  The limited results we have obtained, and will obtain in the Phase II trials, may not predict results for any future studies and also may not predict future therapeutic benefit.  We will be required to demonstrate through larger-scale clinical trials that bavituximab and Cotara® are safe and effective for use in a diverse population before we can seek regulatory approval for their commercial sale.  There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

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

If We Cannot License Or Sell Cotara®, It May Be Delayed Or Never Be Further Developed.

We have completed Phase I and Phase I/II studies with Cotara® for the treatment of brain cancer.  In addition, we are currently conducting a dose confirmation and dosimetry clinical trial in patients with recurrent glioblastoma multiforme (“GBM”) in the U.S.  We are also currently conducting a Phase II safety and efficacy study in India using a single administration of the drug through an optimized delivery method.  Taken together, the current U.S. study along with data collected from the Phase II safety and efficacy study in India should provide the safety, dosimetry and efficacy data that will support the final design of the larger Phase III study.  Once we complete these two Cotara® studies for the treatment of GBM, substantial financial resources will be needed to complete the final part of the trial and any additional supportive clinical studies necessary for potential product approval.  We do not presently have the financial resources internally to complete the larger Phase III study.  We therefore intend to continue to seek a licensing or funding partner for Cotara®, and hope that the data from the U.S. and the Phase II study in India will enhance our opportunities of finding such partner.  If a partner is not found for this technology, we may not be able to advance the project past its current state of development.  Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based oncology drug, we may not find a suitable partnering candidate for Cotara®.  We also cannot ensure that we will be able to find a suitable licensing partner for this technology.  Furthermore, we cannot ensure that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5.	OTHER INFORMATION. None.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

10.111	Loan and Security Agreement dated December 9, 2008 between Registrant and BlueCrest Capital Finance, L.P.

10.112	Secured Term Promissory Note dated December 19, 2008 between Registrant and BlueCrest Capital Finance, L.P.

10.113	Secured Term Promissory Note dated December 19, 2008 between Registrant and MidCap Funding I, LLC.

10.114	Intellectual Property Security Agreement dated December 19, 2008 between Avid Bioservices, Inc. and MidCap Funding I, LLC.

10.115	Intellectual Property Security Agreement dated December 19, 2008 between Registrant and MidCap Funding I, LLC.

10.116	Warrant to purchase 507,614 shares of Common Stock of Registrant issued to BlueCrest Capital Finance, L.P. dated December 9, 2008.

10.117	Warrant to purchase 1,184,433 shares of Common Stock of Registrant issued to MidCap Funding I, LLC dated December 9, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: March 11, 2009	By: /s/ STEVEN W. KING
Steven W. King President, Chief Executive Officer, and Director

Date: March 11, 2009	By: /s/ PAUL J. LYTLE
Paul J. Lytle Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)