Form 10-K
period 2009-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2009-07-14
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to _______

Commission file number: _____

 PEREGRINE PHARMACEUTICALS, INC.
 (Exact name of Registrant as specified in its charter)
Delaware	95-3698422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14282 Franklin Avenue, Tustin, California	92780
(Address of principal executive offices)	(Zip Code)
(714) 508-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.001 par value) Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates as of October 31, 2008 was 58,026,551. (1)

Number of shares of Common Stock outstanding as of July 10, 2009:  236,964,414
DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2009.
_________
   (1) Excludes 3,031,574 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of October 31, 2008.

PEREGRINE PHARMACEUTICALS, INC.

Fiscal Year 2009 10-K Annual Report

Table of Contents

PART I
Item 1	Business	1
	Overview	1
	Products in Clinical Stage Development	2
	Understanding the Mechanism of Action of Our Technology Platforms	6
	Government Contract With The Defense Threat Reduction Agency	6
	Preclinical Programs	6
	In-Licensing Collaborations	7
	Out-Licensing Collaborations	7
	Contract Manufacturing Services	9
	Government Regulation	10
	Manufacturing and Raw Materials	12
	Patents and Trade Secrets	13
	Customer Concentration and Geographic Area Financial Information	14
	Marketing Our Potential Products	14
	Competition	14
	Research and Development	15
	Corporate Governance	16
	Human Resources	16
	Glossary of Terms	17
Item 1A	Risk Factors	19
Item 1B	Unresolved Staff Comments	36
Item 2	Properties	36
Item 3	Legal Proceedings	36
Item 4	Submission of Matters to a Vote of Security Holders	38

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6	Selected Financial Data	39
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	54
Item 8	Financial Statements and Supplementary Data	55
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	55
Item 9A	Controls and Procedures	55
Item 9B	Other Information	55

PART III
Item 10	Directors, Executive Officers and Corporate Governance	58
Item 11	Executive Compensation	58
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
Item 13	Certain Relationships and Related Transactions, and Director Independence	58
Item 14	Principal Accounting Fees and Services	58

PART IV
Item 15	Exhibits and Consolidated Financial Statement	59
	Schedules	64
Signatures

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

Overview

We are a clinical stage biopharmaceutical company that manufactures and develops monoclonal antibodies for the treatment of cancer and serious viral infections.  We are advancing three separate clinical programs with our novel compounds bavituximab and Cotara® that are the first clinical candidates under our Anti-Phosphatidylserine (“Anti-PS”) therapeutics and Tumor Necrosis Therapy (“TNT”) platforms.

In addition to our clinical programs, we are performing pre-clinical research on bavituximab and an equivalent fully human antibody as a potential broad-spectrum treatment for viral hemorrhagic fever infections under a contract awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over an initial 24-month base period, with $14.3 million having been appropriated through the current federal fiscal year ending September 30, 2009.

In addition to our research and development efforts, we operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”).  Avid provides contract manufacturing services for biotechnology and biopharmaceutical companies on a fee-for-service basis, from pre-clinical drug supplies up through commercial-scale drug manufacture.  In addition to these activities, Avid provides critical services in support of Peregrine’s product pipeline including manufacture and scale-up of pre-clinical and clinical drug supplies.

We were originally incorporated in California in June 1981 and reincorporated in the State of Delaware on September 25, 1996.  Our principal executive offices are located at 14282 Franklin Avenue, Tustin, California, 92780 and our telephone number is (714) 508-6000.  Our internet website addresses are www.peregrineinc.com and www.avidbio.com.  Information contained on, or can be accessed through, our website does not constitute any part of this Annual Report.

Products in Clinical Stage Development

Our products in clinical trials are focused on the treatment of cancer and HCV infection.  The below table is a summary of our clinical trials and the current status of each clinical trial. Additional information pertaining to each clinical trial is further discussed below.

Product	Indication	Trial Design	Trial Status
Bavituximab	Solid tumor cancers	Phase I monotherapy repeat dose safety study designed to treat up to 28 patients.	In June 2009, we completed planned patient enrollment in this study. Patient treatments and follow-up are continuing.
Bavituximab plus docetaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study was expanded to treat up to a total of 46 patients based on early promising results observed in the initial 15 patients.	The trial was fully enrolled in May 2009. Patient treatment and follow-up are continuing.
Bavituximab plus carboplatin and paclitaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study was expanded to treat up to a total of 46 patients based on early promising results observed in the initial 15 patients.	Patient enrollment was initiated in April 2009 in the final 31-patient second stage of the trial. The study is actively enrolling patients.
Bavituximab plus carboplatin and paclitaxel	Non-small cell lung cancer (“NSCLC”)	Phase II study designed to treat up to 21 patients initially. Study was expanded to treat up to a total of 49 patients based on early promising results observed in the initial 21 patients.	Patient enrollment was initiated in April 2009 in the final 28-patient second stage of the trial. The study is actively enrolling patients.
Cotara®	Glioblastoma multiforme (“GBM”)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.	This trial is nearing completion of planned patient enrollment.
Cotara®	Glioblastoma multiforme (“GBM”)	Phase II safety and efficacy study to treat up to 40 patients at first relapse.	This study is actively enrolling patients and enrollment is over halfway completed
Bavituximab	Chronic hepatitis C virus (“HCV”) infection co-infected with HIV	Phase Ib repeat dose safety study designed to treat up to 24 patients.	This study is actively enrolling patients.

Bavituximab for the Treatment of Solid Tumors

We are currently running four clinical trials testing bavituximab for the treatment of solid tumors. Three of these clinical trials are Phase II trials evaluating bavituximab in combination with commonly prescribed chemotherapeutic drugs in patients with advanced breast or lung cancer.  These Phase II trials utilize a two-stage design in which an initial cohort of patients is first enrolled, dosed and evaluated and then the study may be expanded if a sufficient number of patients in the initial cohort meet the primary endpoint and the safety profile is positive.  The primary endpoint of the Phase II studies is to assess overall response to the combination of bavituximab and chemotherapy.  Secondary objectives include measuring time to tumor progression, duration of response, overall patient survival and safety parameters.  Tumor responses in all of the studies are being evaluated using Response Evaluation Criteria in Solid Tumors (“RECIST”) parameters.  The trials are being conducted according to International Conference on Harmonization (“ICH”) and Good Clinical Practices (“GCP”) standards.  Our fourth active bavituximab oncology clinical trial is a Phase I trial evaluating bavituximab as solo therapy in patients with advanced solid tumors that no longer respond to standard cancer treatments.  The following is a more thorough discussion of our four clinical trials using bavituximab for the treatment of solid tumors.

Phase II Study - Bavituximab Plus Docetaxel in Advanced Breast Cancer Patients.  On May 4, 2009, we announced that we had completed patient enrollment in a Phase II trial evaluating bavituximab in combination with docetaxel in advanced breast cancer patients.  In the trial's two-stage design, 15 patients with advanced breast cancer were enrolled in the trial's first cohort. Ten of the 14 evaluable patients in this cohort demonstrated an objective tumor response according to RECIST criteria, exceeding the pre-defined primary efficacy endpoint needed to expand enrollment in the trial. These preliminary results compare favorably with historical response rates for docetaxel as a solo therapy in advanced breast cancer patients.  An additional 31 patients were then enrolled to fulfill the planned study total of 46 patients overall.  Patients are currently undergoing treatment and follow-up, and may continue to receive bavituximab as long as the cancer does not progress and side effects are acceptable.  Preliminary data from this trial was the subject of an oral presentation at the 2009 American Society of Clinical Oncology (“ASCO”) Annual Meeting.

Phase II Study - Bavituximab Plus Carboplatin and Paclitaxel in Non-Small Cell Lung Cancer (“NSCLC”) Patients.  Patient enrollment is continuing in this Phase II trial evaluating bavituximab plus carboplatin and paclitaxel in patients with non-small cell lung cancer.  In this trial's two-stage design, 21 patients were enrolled in the trial's first cohort.  On April 20, 2009, we reported that 11 of the 17 evaluable patients in this cohort demonstrated an objective tumor response according to RECIST criteria, exceeding the pre-defined primary efficacy endpoint needed to expand enrollment in the trial.  Tumor response data to date from this trial compares favorably to published studies with current standard-of-care lung cancer treatments.  Currently the trial is in the process of enrolling an additional 28 patients to fulfill the planned study total of 49 patients overall.  Patients may continue to receive bavituximab as long as the cancer does not progress and side effects are acceptable.

Phase II Study - Bavituximab Plus Carboplatin and Paclitaxel in Advanced Breast Cancer Patients.  A second bavituximab Phase II breast cancer trial is enrolling patients, evaluating bavituximab plus carboplatin and paclitaxel in patients with advanced breast cancer.  In this trial's two-stage design, 15 patients were enrolled in the trial's first cohort.  We reported on April 27, 2009, that nine of the 14 evaluable patients in this cohort demonstrated an objective tumor response according to RECIST criteria, exceeding the pre-defined primary efficacy endpoint needed to expand enrollment in the trial.  Currently the trial is in the process of enrolling an additional 31 patients to fulfill the planned study total of 49 patients overall.  Patients may continue to receive bavituximab as long as the cancer does not progress and side effects are acceptable.

Phase I Study - Bavituximab in Advanced Cancer Patients.  In addition to our three Phase II bavituximab cancer trials, in June 2009 we announced we completed planned patient enrollment in a multi-center Phase I monotherapy trial for which most solid cancer types were eligible for enrollment.  The clinical trial was designed to enroll up to 28 patients with advanced solid tumors who no longer respond to standard cancer treatments.  The objectives of this open-label dose escalation study are to (i) determine the safety and tolerability of bavituximab administered intravenously to patients with advanced cancer; (ii) characterize the pharmacokinetic profile of bavituximab and (iii) define the dose-limiting toxicities, maximum tolerated dose and/or maximum effective dose of bavituximab.  Patients who demonstrate an objective response to therapy may be offered continued treatment under an extension protocol.  Interim data from this trial was presented at the 2009 American Society of Clinical Oncology (“ASCO”) Annual Meeting.

We believe bavituximab may have broad potential for the treatment of multiple cancers when used in combination with commonly prescribed chemotherapeutic drugs based on its target, mechanism of action, pre-clinical studies and the promising early signs of efficacy against multiple tumor types with an acceptable safety profile in three separate Phase II clinical trials.

Cotara® for the Treatment of Brain Cancer

Cotara®, our first Tumor Necrosis Therapy (“TNT”) based agent, is a monoclonal antibody targeting agent conjugated to Iodine 131, a therapeutic radioisotope that kills tumor cells near the site of localization.  In prior clinical studies, Cotara® has demonstrated encouraging results in patients with advanced brain cancer.  One previous study demonstrated a 58% increase in expected median survival time in a group of patients suffering from recurrent glioblastoma multiforme (“GBM”) who were treated with Cotara® at the anticipated therapeutic dose rang being used in current studies.  This was considered a promising development in this serious and deadly disease.  Cotara® is being studied in two separate clinical trials as follows:

Dose Confirmation and Dosimetry Study -  Cotara® in GBM Patients.  Cotara® is currently in a dose confirmation and dosimetry clinical trial for the treatment of recurrent GBM at several clinical sites.  The multi-center open label study is designed to treat up to 12 GBM patients who have recurrent disease.  Patients are receiving Cotara® by convection-enhanced delivery (“CED”), a National Institute of Health (“NIH”)-developed technique that delivers the agent to the tumor with great precision.  The study’s main objectives are to confirm the dose limiting toxicities and maximum tolerated dose and to characterize the biodistribution and radiation dosimetry of Cotara®.  In May 2009, we announced we were actively screening for the final patient in the planned patient enrollment.  Preliminary data from the trial was presented at the  2009 Society for Nuclear Medicine Annual Meeting showing that Cotara® specifically localizes to brain tumors at high concentrations with minimal radiation exposure to other organs, and that all of the GBM patients in the study cohort discussed in the presentation had surpassed the expected median six-month survival time for this patient population.

Phase II Study - Cotara® in GBM Patients.  Patient enrollment and dosing is also ongoing in a Phase II trial to assess Cotara® in up to 40 GBM patients who have experienced a first relapse.  This study is expected to be an integral part of the overall Cotara® brain cancer development program.  Patients receive a single infusion of the drug using the CED delivery method.  The study’s primary objective is to confirm the maximum tolerated dose of Cotara® in these relapsed patients.  Secondary objectives include estimates of overall patient survival, progression-free survival and the proportion of patients alive at six months post-treatment.  The study is being conducted according to internationally accepted ICH (International Conference on Harmonization) and GCP (Good Clinical Practices) guidelines at multiple clinical centers.  In March 2009, we announced that we were reducing the number of clinical sites to concentrate on enrolling patients at our top-enrolling sites, which have enrolled the majority of patients in the study to date.  We believe that by focusing our efforts on the key clinical sites, we can reduce the operational cost of the study with a minimal impact on actual enrollment rates.  In May 2009, we announced that we had enrolled over half of the planned patients in this study.

Taken together, we believe the study results from Peregrine’s two ongoing Cotara trials could provide the safety, dosimetry and initial efficacy data needed to support the design of a Phase III study.   Cotara has been granted FDA/EMEA orphan drug status for GBM and anaplastic astrocytoma and fast track designation in the U.S. for the treatment of recurrent GBM.

Bavituximab for the Treatment of HCV Infection

Bavituximab is a monoclonal antibody that targets and binds to phosphatidylserine (“PS”).  Our researchers and collaborators have discovered that PS becomes exposed on the surface of a broad class of viruses known as enveloped viruses, as well as on the cells they infect.  These pathogens are responsible for about half of all human viral diseases, including hepatitis C virus (“HCV”), influenza, human immunodeficiency virus (“HIV”), cytomegalovirus (“CMV”) and other virus strains that cause serious and life-threatening conditions.  Scientists studying bavituximab believe the drug’s mechanism of action may help stimulate the body's natural immune defenses to destroy both the virus particles and the cells they infect.  Since the target for bavituximab is only exposed on diseased cells, healthy cells should not be affected by bavituximab.

We initiated and completed a Phase I single dose escalation study in 30 patients chronically infected with HCV who had failed prior therapies.  The primary goal of the Phase I study was to assess the safety and pharmacologic profile of bavituximab in patients with chronic HCV infection.  Changes in viral load, measured as serum HCV RNA levels, were also monitored.  In the study, 30 patients with chronic HCV infection were administered one of five doses of bavituximab including 0.1, 0.3, 1, 3 and 6 milligrams per kilogram (“mg/kg”) of body weight.  After a single dose of bavituximab, among the patients administered 1, 3 and 6 mg/kg doses, 50% achieved a maximum peak reduction in serum HCV levels of greater than 75% (0.6 log), with one patient having a maximum peak 97% (1.5 log) reduction.  In this study, approximately 90% of the subjects were infected with the genotype 1 form of HCV, which is the most common and difficult-to-treat strain of the virus.  At all five dose levels, bavituximab appeared to be safe and well tolerated with no dose-limiting toxicities or serious adverse events.  Reported adverse events were mostly mild, infrequent, transient and likely not drug-related.

These results supported the initiation and completion of a Phase I repeat dose HCV trial.  The primary objective of the Phase I study was to determine the safety, distribution and pharmacokinetic properties of multiple doses of single agent bavituximab in patients with chronic HCV infection.  Changes in viral load, measured as serum HCV RNA levels, were also monitored.  Twenty-four patients (four cohorts of six patients each) were enrolled in the study, with each cohort scheduled to receive four doses of bavituximab over a 14-day period.  Patients received twice-weekly doses of bavituximab at escalating dose levels of 0.3, 1, 3 or 6 mg/kg of body weight.  Patients in all cohorts were followed for 12 weeks.  The results indicate that bavituximab was generally safe and well-tolerated, with no dose-limiting toxicities or serious adverse events reported.  Anti-viral activity (decline of greater than or equal to 0.5 log10 reduction in HCV RNA) was observed at all dose levels.  In the study, 83% of patients at the 3 mg/kg dose level demonstrated a maximum peak reduction in HCV RNA levels of at least a 75% (0.6 log), with an average of an 84% (0.8 log) peak reduction for those patients.

Based on the data from these earlier HCV clinical studies and on pre-clinical data indicating the potential of bavituximab to bind to HIV and HIV-infected cells, Peregrine advanced bavituximab into a trial in HCV patients co-infected with HIV.  Patient enrollment and dosing is currently ongoing.  The study is an open-label, dose escalation study designed to assess the safety and pharmacokinetics of bavituximab in up to 24 patients chronically infected with HCV and HIV.  Patient cohorts are receiving ascending dose levels of bavituximab weekly for up to eight weeks.  HCV and HIV viral titers and other biomarkers are being tracked, although they are not formal study endpoints.

Understanding the Mechanism of Action of Our Technology Platforms

Our three products in clinical trials fall under two technology platforms:  Anti-Phosphatidylserine (“Anti-PS”) technology and Tumor Necrosis Therapy (“TNT”) technology.

Anti-PS Technology Platform

Peregrine’s new class of Anti-Phosphatidylserine (“Anti-PS”) therapeutics are monoclonal antibodies that target and bind to components of cells normally found only on the inner surface of the cell membrane.  This target is a specific phospholipid known as phosphatidylserine (“PS”).  PS becomes exposed on the outside of cells under stress conditions, including on the surface of tumor blood vessels and during certain viral infections.  Our first-in-class Anti-PS product, bavituximab, is believed to help stimulate the body's immune defenses to destroy disease-associated cells that have exposed PS on their surface.  In addition to this direct effect, researchers believe that anti-PS therapies also have a secondary mechanism of action that occurs under certain stressful conditions at the cellular level.  This secondary mechanism involves the immunosuppressive effects of PS molecules expressed on the surface of the cell, which act to dampen the body’s normal immune response.  By binding to the PS molecule and blocking its effects, agents such as bavituximab may have the potential to turn-off this immunosuppressive signal, allowing the immune system to generate a robust immune response.

Tumor Necrosis Therapy (“TNT”) Technology Platform

Our TNT technology uses monoclonal antibodies that target and bind to DNA and associated histone proteins released by the dead and dying (“necrotic”) cells found at the core of solid tumors.  Most solid tumors develop this core of necrotic cells due to the lack of oxygen and nutrients at their center.   This makes the necrotic center of tumors an abundant but selective target for TNT-based monoclonal antibodies.  Similar to a guided missile, TNT antibodies are also capable of carrying a variety of therapeutic agents into the interior of these tumors, including radioisotopes and chemotherapeutic agents, which then kill the neighboring tumor cells from the inside out, while sparing healthy tissue.  Our most advanced TNT product, Cotara®, is an antibody attached to the radioactive isotope, Iodine 131.

Government Contract with the Defense Threat Reduction Agency

On June 30, 2008, we were awarded a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency “DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $14.3 million having been appropriated through the current federal fiscal year ending September 30, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.  Work under this contract commenced on June 30, 2008 and direct costs associated with the contract are included in research and development expense in the accompanying consolidated statements of operations.

Pre-clinical Programs

We have historically developed several earlier stage technologies that are intended to be used as an adjuvant to improve the performance of standard cancer drugs, anti-angiogenesis agents, and vascular targeting agents, that complement our other anti-cancer platforms.  In order to focus our efforts and resources on our current clinical programs, we have curtailed our efforts in developing these pre-clinical programs and we are actively seeking partners to further develop these technologies.

In-Licensing Collaborations

The following discussions cover our collaborations and in-licensing obligations related to our products in clinical trials:

Anti-Phosphatidylserine (“Anti-PS”) Program

In August 2001, we exclusively in-licensed the worldwide rights to this technology platform from the University of Texas Southwestern Medical Center at Dallas.  During November 2003 and October 2004, we entered into two non-exclusive license agreements with Genentech, Inc. to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our Anti-PS program.  During December 2003, we entered into an exclusive commercial license agreement with an unrelated entity covering the generation of the chimeric monoclonal antibody, bavituximab.  In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics ("Lonza ") for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to the Anti-PS program, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales and/or a percentage of sublicense income.  Our aggregate future milestone payments under the above in-licensing agreements are $6,850,000 assuming the achievement of all development milestones under the agreements through commercialization of products, of which, $6,400,000 is due upon approval of the first Anti-PS product.  In addition, under one of the agreements, we are required to pay future milestone payments upon the completion of Phase II clinical trial enrollment in the amount of 75,000 pounds sterling, the amount of which will continue as an annual license fee thereafter, plus a royalty on net sales of any products that we market that utilize the underlying technology.  In the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.

During fiscal year 2008, we expensed $50,000 under in-licensing agreements covering our Anti-PS program, which is included in research and development expense in the accompanying consolidated statements of operations.  We did not incur any milestone related expenses during fiscal years 2009 and 2007.

Tumor Necrosis Therapy (“TNT”)

We acquired the rights to the TNT technology in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders.  The assets acquired from Cancer Biologics, Inc. primarily consisted of patent rights to the TNT technology.  To date, no product revenues have been generated from our TNT technology.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara®.  Under the terms of the agreement, we will pay a royalty on net sales of any products we market that utilize the underlying technology.  In the event a product is approved and we or Lonza do not manufacture Cotara®, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.

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

During September 1995, we entered into an agreement with Cancer Therapeutics, Inc. ("CTL"), a California corporation, whereby we granted to CTL the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China.  In accordance with a Settlement Agreement and Mutual General Release (“Settlement Agreement”) dated June 4, 2009 with CTL as further discussed in Part I, Item 3 under “Legal Proceedings” of this Annual Report, CTL agreed to issue to Peregrine 950,000 shares of Medibiotech (which represents 50% of the shares of Medibiotech owned by CTL) in lieu of any of the financial terms included in the September 1995 agreement.

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

During February 2007, we entered into an amended and restated license agreement with SuperGen, Inc. (“SuperGen”) revising the original licensing deal completed with SuperGen in February 2001, to license a segment of our Vascular Targeting Agents ("VTA") technology, specifically related to certain conjugates of vascular endothelial growth factor (“VEGF”).  Under the terms of the amended and restated license agreement, we will receive annual license fees of up to $200,000 per year payable in cash or SuperGen common stock until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology.  In addition, we could receive up to $8.25 million in future payments based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement, as amended.  We could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen.  As of April 30, 2009, SuperGen has not filed an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology.

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

Contract Manufacturing Services

During January 2002, we commenced the operations of our wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”), which was formed from the facilities and expertise of Peregrine.  Avid provides an array of contract biomanufacturing services, including contract manufacturing of antibodies and proteins, cell culture development, process development, and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices (“cGMP”).  Avid’s current cGMP manufacturing operations includes the following four bioreactors:  two (2) 1,000 liter, 300 liter, and 100 liter.  Avid also maintains spinner flasks and bioreactors in our process development laboratory ranging from 1 to 100 liter.

Operating a cGMP facility requires highly specialized personnel and equipment that must be maintained on a continual basis.  Prior to the formation of Avid, we manufactured our own antibodies for more than 10 years and developed the manufacturing expertise and quality systems to provide the same service to other biopharmaceutical and biotechnology companies.  Avid is also well positioned to increase its capacity in the future in order to become a significant supplier of contract manufacturing services.

Avid provides an array of services for Peregrine as well as working with a variety of companies in the biotechnology and pharmaceutical industries.  Even though much of the process is very technical, knowledge of the process should assist you in understanding the overall business and complexities involved in cGMP manufacturing.  The manufacturing of monoclonal antibodies and recombinant proteins under cGMP is a complex process that includes several phases before the finished drug product is released for clinical or commercial use.  The first phase of the manufacturing process, called technology transfer phase, is to receive the production cell line (the cells that produce the desired protein) and any available process information from the client.  The cell line must be adequately tested according to FDA guidelines and/or other regulatory guidelines to certify that it is suitable for cGMP manufacturing.  This testing generally takes between one and three months to complete, depending on the necessary testing.  The cell line that is used may either be from a master cell bank (base cells from which all future cells will be grown), which is already fully tested or may represent a research cell line.  In the case of a research cell line, Avid can use the research cell line to produce master and working cell banks.  Clients often request further development through media screening and adaptation followed by small scale bioreactor process development in 1 to 5 liter bioreactor systems.  In parallel to the production of the master and working cell banks, the growth and productivity characteristics of the cell line may be evaluated in the process development laboratories.  The whole manufacturing process (master cell bank characterization, process development, assay development, raw materials specifications, test methods, downstream processing methods, purification methods, testing methods and final release specifications) must be developed and documented prior to the commencement of manufacturing in the bioreactors.  The second phase of the process is in the manufacturing facility.  Once the process is developed, pilot runs are generally performed using smaller scale bioreactors, such as the 36 or 100 liter bioreactors, in order to verify the process.  Once the process is set, a pilot run or full scale runs will be performed to finalize manufacturing batch records.  Material produced during these runs is often used for toxicology studies.  After completing the pilot batch run(s), full-scale cGMP manufacturing is typically initiated.  Once the cGMP run(s) is completed, batch samples are taken for various required tests, including sterility and viral testing.  Once the test results verify that the antibodies meet specifications, the product is released for research, clinical or commercial use.

Each product manufactured is tailored to meet the specific needs of Peregrine or the client.  Full process development from start to product release can take ten months or longer.  Research and development work can take from two months to more than six months.  All stages of manufacturing can generally take from one to several weeks depending on the manufacturing method and process.  Product testing and release can take up to three months to complete.

Given its inherent complexity, necessity for detail, and magnitude (contracts may be into the millions of dollars), the contract negotiations and sales cycle for cGMP manufacturing services can take a significant amount of time.  Our anticipated sales cycle from client introduction to signing an agreement will take anywhere from between six months to more than one year.  Introduction to Avid’s services will usually come from exhibiting at trade shows, exposure from attending and presenting at industry conferences and through word of mouth or referrals.  The sales cycle consists of the introduction phase, the proposal phase, the audit phase, the contract phase and the project initiation phase.

To date, Avid has been audited and qualified by large, small, domestic and foreign biotechnology companies interested in the production of monoclonal antibodies for clinical trials and, as discussed below, commercial use. Additionally, Avid has been audited by the European Regulatory authorities, the United States Food and Drug Administration (“FDA”) and the California Department of Health.

In 2005, Avid was inspected by the FDA in a Pre-Approval Inspection (“PAI”) supporting a New Drug Application for commercial application by a client company.  The Los Angeles District FDA office recommended to Washington that the facility be approved as a site for the Active Pharmaceutical Ingredient (“API”) for the client company.  The client’s New Drug Application was in fact approved later in 2005 and includes Avid as the source of the API.  Avid has been subsequently inspected by the FDA most recently in January 2009 with no objectionable citations.  Avid is currently producing commercial product for the client company under this approved New Drug Application.

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

Cotara® was granted Fast Track designation by the FDA for the treatment of recurrent glioblastoma multiforme.  This designation facilitates the development and expedites the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.  The Fast Track mechanism is described in the Food and Drug Administration Modernization Act of 1997 (“FDAMA”). The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting a New Drug Application in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints.

Manufacturing and Raw Materials

Manufacturing.  We manufacture pharmaceutical-grade products to supply our clinical trials through our wholly owned subsidiary, Avid Bioservices®, Inc.  We have assembled a team of experienced scientific, production and regulatory personnel to facilitate the manufacturing of our antibodies, including bavituximab and Cotara®.

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

Patents and Trade Secrets

Peregrine continues to seek patents on inventions originating from ongoing research and development activities within the Company and in collaboration with other companies and university researchers.  Patents, issued or applied for, cover inventions relating in general to cancer therapy and anti-viral therapy and in particular to different proteins, antibodies and conjugates, methods and devices for labeling antibodies, and therapeutic and diagnostic uses of the antibodies and conjugates.  We intend to pursue opportunities to license these technologies and any advancements or enhancements, as well as to pursue the incorporation of our technologies in the development of our own products.

Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained.  The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.  We have either been issued patents or have patent applications pending that relate to a number of current and potential products including products licensed to others.  We consider that in the aggregate our patent applications, patents and licenses under patents owned by third parties are of material importance to our operations.  In general, we have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use or sale of our products.  These licenses (both exclusive and non-exclusive) generally require us to pay royalties to the parties.  The terms of the licenses, obtained and that we expect to be obtained, are not expected to significantly impact the cost structure or marketability of our products.

In general, the patent position of a biotechnology firm is highly uncertain and no consistent policy regarding the breadth of issued claims has emerged from the actions of the U.S. Patent Office and courts with respect to biotechnology patents.  Similar uncertainties also exist for biotechnology patents in important overseas markets.  Accordingly, there can be no assurance that our patents, including those issued and those pending, will provide protection against competitors with similar technology, nor can there be any assurance that such patents will not be legally challenged, invalidated, infringed upon and/or designed around by others.

International patents relating to biologics are numerous and there can be no assurance that current and potential competitors have not filed or in the future will not file patent applications or receive patents relating to products or processes utilized or proposed to be used by us.  In addition, there is certain subject matter which is patentable in the United States but which may not generally be patentable outside of the United States.  Statutory differences in patentable subject matter may limit the protection we can obtain on some of our products outside of the United States.  These and other issues may prevent us from obtaining patent protection outside of the United States.  Failure to obtain patent protection outside the United States may have a material adverse effect on our business, financial condition and results of operations.

No one has sued us for infringement and no third party has asserted their patents against us that we believe are of any merit.  However, there can be no assurances that such lawsuits have not been or will not be filed and, if so filed, that we will prevail or be able to reach a mutually beneficial settlement.  We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and development of therapeutic and diagnostic products.  We typically place restrictions in our agreements with third parties, which contractually restrict their right to use and disclose any of our proprietary technology with which they may be involved.  In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees.  There can be no assurance, however, that others may not independently develop similar technology or that our secrecy will not be breached.

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

Marketing Our Potential Products

We intend to sell our products, if approved, in the United States and internationally in collaboration with marketing partners or through an internal sales force.  If the FDA approves bavituximab or Cotara® or our other product candidates under development, the marketing of these product candidates will be contingent upon us entering into an agreement with a company to market our products or upon us recruiting, training and deploying our own sales force.  We do not presently possess the resources or experience necessary to market bavituximab, Cotara®, or any of our other product candidates and we currently have no arrangements for the distribution of our product candidates, if approved.  Development of an effective sales force requires significant financial resources, time, and expertise.  There can be no assurance that we will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner or that such a sales force will be capable of generating demand for our product candidates.

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

We are conducting the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent glioblastoma multiforme (“GBM”), the most aggressive form of brain cancer.  Approved treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Schering-Plough Corporation and Avastin® (bevacizumab) from Genentech, Inc..  Gliadel® is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time.  Temodar® is administered orally to patients with brain cancer.  Avastin® is a monoclonal antibody that targets vascular endothelial growth factor to prevent the formation of new tumor blood vessels.

Because Cotara® targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease.  Some products in development may compete with Cotara® should they become approved for marketing.  These products include, but are not limited to:  131I-TM601, a radiolabeled chlorotoxin peptide being developed by TransMolecular, Inc., CDX-110, a peptide vaccine under development by Celldex, cilengitide, an integrin-targeting peptide being evaluated by Merk KGaA, and cediranib, a VEGFR tyrosine kinase inibitor being developed by AstraZeneca.  In addition, oncology products marketed for other indications such as Gleevec® (Novartis), Tarceva® (Genentech/OSI), and Nexavar® (Bayer), are being tested in clinical trials for the treatment of brain cancer.

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

Research and Development

A major portion of our operating expenses to date is related to research and development.  Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) technology access and maintenance fees, including fees incurred under licensing agreements, (v) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (vi) other research and development expenses.  Research and development expenses were $18,424,000 in fiscal year 2009, $18,279,000 in fiscal year 2008, and $15,876,000 in fiscal year 2007.

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

Human Resources

As of April 30, 2009, we employed 133 full-time employees and 5 part-time employees.  Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement.  We have never experienced employment-related work stoppages and consider our employee relations to be good.

Glossary of Terms

Adjuvant – An agent added to a drug to increase or aid its effect.

Antibody - Protein formed by the body to help defend against infection and disease.

Antigen - Any substance that antagonizes or stimulates the immune system to produce antibodies.

Bavituximab - Our first monoclonal antibody in clinical development for the treatment of cancer and hepatitis C virus infection under our Anti-PS technology platform.

Chemotherapy - Treatment of disease by means of chemical substances or drugs.

Chimeric - A type of antibody that is mostly human and partially mouse.

cGMP - current Good Manufacturing Practices; regulations established by the FDA and/or other regulatory bodies for the manufacture, processing, packing, or holding of a drug to assure that such drug meets the requirements of the Federal Food, Drug and Cosmetic Act as to safety, and has the identity and strength and meets the quality and purity characteristics that it purports or is represented to possess.

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

EMEA - European Medicines Agency.

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

Radiolabeling - Process of attaching a radioactive isotope, such as Iodine 131.

Recurrent - The return or flare up of a condition thought to be cured or in remission.

Response Evaluation Criteria In Solid Tumors (“RECIST”) – A set of published rules that define when cancer patients improve (“respond”), stay the same (“stable”) or worsen (“progression”) during treatments.

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

At April 30, 2009, we had $10,018,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008, and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts and to continue as a going concern is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.  As discussed in Note 1 to the consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

We will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity or debt, in order to support the costs of our research and development programs.

With respect to financing our operations through the issuance of equity, on March 26, 2009, we entered into an At Market Issuance Sales Agreement (“AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our shelf registration statement on Form S-3, File Number 333-139975, for aggregate gross proceeds of up to $7,500,000.  Shares of common stock sold under this arrangement were to be sold at market prices.  As of April 30, 2009, we had sold 1,477,938 shares of common stock under the AMI Agreement for aggregate net proceeds of $550,000.  Subsequent to April 30, 2009, we raised net proceeds of $6,685,000 after deducting commissions of 3% paid to Wm Smith & Co. under the AMI Agreement in exchange for 9,275,859 shares of common stock.

With respect to financing our operations through the issuance of debt, on December 9, 2008, we entered into a loan and security agreement pursuant to which we had the ability to borrow up to $10,000,000 (“Loan Agreement”).  On December 19, 2008, we received initial funding of $5,000,000, in which principal and interest are payable over a thirty (30) month period commencing after the initial six month interest only period.  The amount payable under the Loan Agreement is secured by generally all assets of the Company as further explained in Note 5 to the consolidated financial statements.  Under the Loan Agreement, we had an option, which expired June 30, 2009, to borrow a second tranche in the amount of $5,000,000 upon the satisfaction of certain clinical and financial conditions as set forth in the Loan Agreement.  Although we had satisfied the required clinical and financial conditions by June 30, 2009, we determined that exercising the option to borrow the second tranche, and issuing the additional warrants to the Lenders, was not in the best interests of the Company or our stockholders.

In addition to the above, we may also raise additional capital through additional equity offerings or licensing our products or technology platforms or entering into similar collaborative arrangements.  In order to raise capital through the issuance of equity, we plan to file a new shelf registration statement on Form S-3 to register up to $50 million gross in proceeds from the sale of our common stock.  Although we are not required to issue any shares of common stock under this registration statement, we plan to register the underlying shares of common stock as a potential method of raising additional capital to support our drug development efforts.

While we will continue to consider and explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections and assumptions, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2010.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under the Loan Agreement, in the event our contract with the Defense Threat Reduction Agency is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

                Pursuant to a Loan and Security Agreement dated December 9, 2008 (the “Loan Agreement”), MidCap Financial LLC and BlueCrest Capital Finance, L.P. (the “Lenders”) have provided us a three-year, $5,000,000 working capital loan, which funded on December 19, 2008.  As collateral to secure our repayment obligations to the Lenders, we and our wholly-owned subsidiary, Avid Bioservices, Inc., have granted the Lenders a first priority security interest in generally all of our respective assets, including our intellectual property.

                The Loan Agreement also contains various covenants that restrict our operating flexibility.  Pursuant to the Loan Agreement, we may not, among other things:

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
●
redeem any outstanding shares of our common stock or any outstanding options or warrants to purchase shares of our common stock except in connection with the repurchase of stock from former employees and consultants pursuant to share repurchase agreements provided such repurchases do not exceed $50,000 in the aggregate during any twelve-month period;

●	enter into transactions with affiliates other than on arms-length terms; and
●	make any change in any of our business objectives, purposes and operations which has or could be reasonably expected to have a material adverse effect on our business.

These provisions could have important consequences for us, including (i) making it more difficult for us to obtain additional debt financing from another lender, or obtain new debt financing on terms favorable to us, because a new lender will have to be willing to be subordinate to the lenders, (ii) causing us to use a portion of our available cash for debt repayment and service rather than other perceived needs and/or (iii) impacting our ability to take advantage of significant, perceived business opportunities.  Our failure to timely repay our obligations under the Loan Agreement or meet the covenants set forth in the Loan Agreement could give rise to a default under the agreement.  In the event of an uncured default, the Loan Agreement provides that all amounts owed to the Lender may be declared immediately due and payable and the Lenders have the right to enforce their security interest in the assets securing the Loan Agreement.  In such event, the Lenders could take possession of any or all of our assets in which they hold a security interest, and dispose of those assets to the extent necessary to pay off our debts, which would materially harm our business.

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

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for each of the past three fiscal years:

Net Loss
Fiscal Year 2009	$16,524,000
Fiscal Year 2008	$23,176,000
Fiscal Year 2007	$20,796,000

As of April 30, 2009, we had an accumulated deficit of $247,360,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next three years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of April 30, 2009, there were 227,688,555 shares of our common stock outstanding.  Subsequent to April 30, 2009, we issued an additional 9,275,859 shares of common stock under an At Market Issuance Sales Agreement in exchange for $6,685,000 in net proceeds after deducting commissions of 3%.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 17,146,892 additional shares of our common stock that are reserved for future issuance under our stock option plans and for outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants under our stock incentive plans	15,454,845
Common shares issuable upon exercise of outstanding warrants	1,692,047
Total	17,146,892

Of the total options and warrants outstanding as of April 30, 2009, 3,158,649 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at April 30, 2009.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2009:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2009
Quarter Ended April 30, 2009	$0.52	$0.30	3,509	68
Quarter Ended January 31, 2009	$0.47	$0.22	1,298	93
Quarter Ended October 31, 2008	$0.40	$0.23	1,318	77
Quarter Ended July 31, 2008	$0.53	$0.31	2,997	103
Fiscal Year 2008
Quarter Ended April 30, 2008	$0.73	$0.35	3,846	130
Quarter Ended January 31, 2008	$0.65	$0.35	3,111	140
Quarter Ended October 31, 2007	$0.79	$0.54	2,631	169
Quarter Ended July 31, 2007	$1.40	$0.72	21,653	237
Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86	6,214	408
Quarter Ended January 31, 2007	$1.39	$1.09	4,299	203
Quarter Ended October 31, 2006	$1.48	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	changes in our capital structure, including but not limited to any potential reverse stock split;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On October 21, 2008, we conducted our 2008 annual meeting of stockholders at which our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split of the outstanding shares of our common stock at a ratio to be determined by our Board of Directors within a range of three-for-one and ten-for-one.  Subsequent to our annual meeting of stockholders, the NASDAQ Stock Market suspended the bid price and market value of publicly held shares continued listing requirements through April 17, 2009.  As a result of this suspension, the exception granted to us by the Panel, which required us to demonstrate compliance with the closing minimum bid price requirement by January 20, 2009, has now been extended to no later than November 11, 2009.  On July 14, 2009, we received a letter from The NASDAQ Stock Market informing us that NASDAQ does not anticipate that it will further extend its suspension of the bid price requirement.

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

We Are Primarily Focusing Our Activities And Resources On The Development Of Bavituximab And Depend On Its Success.

We are focusing most of our near-term research and development activities and resources on bavituximab, and we believe a significant portion of the value of our Company relates to our ability to develop this drug candidate.  The development of bavituximab is subject to many risks, including the risks discussed in other risk factors.  If the results of clinical trials of bavituximab, the regulatory decisions affecting bavituximab, the anticipated or actual timing and plan for commercializing bavituximab, or, ultimately, the market acceptance of bavituximab do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could be adversely affected.

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

We Rely On Third Parties To Conduct Our Clinical Trials And Many Of Our Preclinical Studies.  If Those Parties Do Not Successfully Carry Out Their Contractual Duties Or Meet Expected Deadlines, Our Drug Candidates May Not Advance In A Timely Manner Or At All.

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and clinical research organizations, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials.  Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol.  Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.  Our reliance on third parties does not relieve us of these responsibilities and requirements.  These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated.  These independent third parties may also have relationships with other commercial entities, some of which may compete with us.  In addition, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated.  As a result of our dependence on third parties, we may face delays or failures outside of our direct control.  These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities.  We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

We Do Not Have Experience As a Company Conducting Large-Scale Clinical Trials, Or In Other Areas Required For The Successful Commercialization And Marketing Of Our Product Candidates.

Preliminary results from clinical trials of bavituximab may not be indicative of successful outcomes in later stage trials.  Negative or limited results from any current or future clinical trial could delay or prevent further development of our product candidates which would adversely affect our business.

We have no experience as a Company in conducting large-scale, late stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited.  In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all.  Large-scale trials would require either additional financial and management resources, or reliance on third-party clinical investigators, clinical research organizations (“CROs”) or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.  Any such delays could have a material adverse effect on our business.

We also do not currently have marketing and distribution capabilities for our product candidates. Developing an internal sales and distribution capability would be an expensive and time-consuming process.  We may enter into agreements with third parties that would be responsible for marketing and distribution.  However, these third parties may not be capable of successfully selling any of our product candidates.  The inability to commercialize and market our product candidates could materially affect our business.

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

We are presently conducting clinical trials in India and the Republic of Georgia.  Our ability to successfully initiate, enroll and complete a clinical trial in either country, or in any future foreign country in which we may initiate a clinical trial, are subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with clinical research organizations and physicians;
•	different standards for the conduct of clinical trials and/or health care reimbursement;
•	our inability to locate qualified local consultants, physicians, and partners;
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical products and treatment; and
●	geopolitical risks, such as political and economic instability, and changes in diplomatic and trade relations.

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

Positive results from our pre-clinical studies, Phase I and the first stage of our Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed.  The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients.  In addition, while we have completed the first stage of all three of our Phase II studies, and obtained positive results with respect to our primary endpoints, our Phase II trials are open-label, Simon two-stage design trials to evaluate the safety and efficacy on bavituximab in combination with chemotherapy drugs in a limited number of patients.  The limited results we have obtained, and will obtain in the Phase II trials, may not predict results for any future studies and also may not predict future therapeutic benefit of our drug candidates.  We will be required to demonstrate through larger-scale clinical trials that bavituximab and Cotara® are safe and effective for use in a diverse population before we can seek regulatory approval for their commercial sale.  There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

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

If We Cannot License Or Sell Cotara®, It May Be Delayed Or Never Be Further Developed.

We have completed Phase I and Phase I/II studies with Cotara® for the treatment of brain cancer.  In addition, we are currently conducting a dose confirmation and dosimetry clinical trial in patients with recurrent glioblastoma multiforme (“GBM”).  We are also currently conducting a Phase II safety and efficacy study using a single administration of the drug through an optimized delivery method.  Taken together, the current U.S. study along with data collected from the Phase II safety and efficacy study should provide the safety, dosimetry and efficacy data that will support the final design of the larger Phase III study.  Once we complete these two Cotara® studies for the treatment of GBM, substantial financial resources will be needed to complete the final part of the trial and any additional supportive clinical studies necessary for potential product approval.  We do not presently have the financial resources internally to complete the larger Phase III study.  We therefore intend to continue to seek a licensing or funding partner for Cotara®, and hope that the data from our clinical studies will enhance our opportunities of finding such partner.  If a partner is not found for this technology, we may not be able to advance the project past its current state of development.  Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based oncology drug, we may not find a suitable partnering candidate for Cotara®.  We also cannot ensure that we will be able to find a suitable licensing partner for this technology.  Furthermore, we cannot ensure that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

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

On June 30, 2008, we were awarded up to a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency “DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $14.3 million having been appropriated through the current federal fiscal year ending September 30, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period.  Work under this contract commenced on June 30, 2008.  If we do not receive the expected funding under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection nor otherwise receive the other indirect benefits that may be derived from receipt of the full funding under this contract.

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

We are conducting the Cotara® dose confirmation and dosimetry clinical trial for the treatment of recurrent glioblastoma multiforme (“GBM”), the most aggressive form of brain cancer.  Approved treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Schering-Plough Corporation and Avastin® (bevacizumab).  Gliadel® is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time.  Temodar® is administered orally to patients with brain cancer.  Avastin® is a monoclonal antibody that targets vascular endothelial growth factor to prevent the formation of new tumor blood vessels.

Because Cotara® targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease.  Some products in development may compete with Cotara® should they become approved for marketing.  These products include, but are not limited to:  131I-TM601, a radiolabeled chlorotoxin peptide being developed by TransMolecular, Inc., CDX-110, a peptide vaccine under development by Celldex, cilengitide, an integrin-targeting peptide being evaluated by Merk KGaA, and cediranib, a VEGFR tyrosine kinase inibitor being developed by AstraZeneca.  In addition, oncology products marketed for other indications such as Gleevec® (Novartis), Tarceva® (Genentech/OSI), and Nexavar® (Bayer), are being tested in clinical trials for the treatment of brain cancer.

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

Our corporate, research and development, and clinical trial operations are located in two Company-leased office and laboratory buildings with aggregate square footage of approximately 47,770 feet.  The facilities are adjacent to one another and are located at 14272 and 14282 Franklin Avenue, Tustin, California 92780-7017.  We currently make combined monthly lease payments of approximately $66,000 for these facilities with a 3.35% rental increase every two years.  The next rental increase is scheduled for January 2011.  The lease, which commenced in December 1998, has an initial twelve-year term with two five-year term extensions.  During December 2005, we entered into a lease amendment with our landlord and extended the original lease term for seven additional years through December 2017 while maintaining our two five-year term extensions that could extend our lease through December 2027.  In addition, our monthly lease payments will continue to increase at a rate of 3.35% every two years under the lease amendment.  We believe our facilities are adequate for our current needs and that suitable additional substitute space would be available if needed.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  Although we currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows, however, we were involved with the following lawsuit that recently settled:

On January 12, 2007, we filed a Complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”), Alan Epstein (“Dr. Epstein”), Medibiotech Co., Inc. and Shanghai Medipharm Biotech Co., Ltd. (collectively “Medipharm”).  The lawsuit alleged claims for breach of contract, interference with contractual relations, declaratory relief, injunctive relief, and other claims against the defendants.  Our claims stemmed primarily from a 1995 License Agreement with CTL, and amendments to that Agreement ("License Agreement").  We claimed that CTL breached the License Agreement by, among other things, (i) not sharing with Peregrine all inventions, technology, know-how, patents and other information, derived and/or developed in the People’s Republic of China and/or at the CTL laboratory, as was required under the License Agreement; (ii) not splitting revenue appropriately with Peregrine as required under the License Agreement; (iii) utilizing Peregrine's licensed technologies outside of the People’s Republic of China; and (iv) failing to enter a sublicense agreement with a Chinese sponsor obligating the Chinese sponsor to comply with the terms and obligations in the License Agreement.  We also alleged that Medipharm improperly induced CTL to enter into a relationship that did not preserve Peregrine's rights.

On March 28, 2007, CTL filed a cross-complaint, which it amended on May 30, 2007, alleging that we improperly terminated the License Agreement, and that we interfered with CTL’s agreements with various Medipharm entities and were double-licensing the technology that CTL had licensed to Shanghai Medipharm.

On February 22, 2008, Medipharm filed a cross-complaint alleging, as third party beneficiaries, that we breached the Agreement by double-licensing the technology licensed to CTL to another party, intentionally interfered with a prospective economic advantage, and unjust enrichment.

On April 16, 2009, we signed a settlement agreement with Medipharm (“April Settlement Agreement”) providing for a settlement and release of all claims with respect to our previously disclosed litigation with Medipharm.  Under the April Settlement Agreement, we agreed to dismiss our respective claims against each other with prejudice.  In connection with the April Settlement Agreement (1) Medipharm agreed not to sell radiolabelled TNT Products outside of the Peoples Republic of China (“PRC”) and we agreed not to sell radiolabelled TNT Products within the PRC; (2) Medipharm agreed that NHS76 (a fully human equivalent antibody to Cotara) is not part of the License Agreement; (3) Medipharm agreed to deliver to CTL 1.9 million shares of Medibiotech Co. Inc. stock; and (4) we relinquished any and all claims we had with respect to Shanghai Medipharm's use of Vivatuxin, murine clone (TNT-1), or any chimeric clone derived from any TNT murine clone developed by Medipharm and product derived thereof in the PRC (with the exception of claims we may choose to assert related to rhTNT-IL2).  Otherwise, the April Settlement Agreement contained a general release between the Company and Medipharm of all claims arising out of the License Agreement or the matters of the lawsuit between the parties.

On June 4, 2009, we signed a settlement agreement (the “June Settlement Agreement”) with CTL, Dr. Epstein, Clive Taylor, M.D. and Peisheng Hu, M.D. (collectively, the “CTL Parties”), providing for a settlement and release of all claims with respect to our previously disclosed litigation with those CTL Parties.  Under the June Settlement Agreement, the parties dismissed all of their claims against each other in the lawsuit.  In connection with the June Settlement Agreement, (1) we agreed to pay to CTL the sum of four hundred thousand dollars ($400,000) in eight equal monthly installments of fifty thousand dollars ($50,000) commencing upon execution of the June Settlement Agreement and continuing on the first business day of each succeeding month until paid in full, which amount is included in selling, general and administrative expenses in the accompanying consolidated financial statements during fiscal year 2009, (2) CTL agreed to issue to us 950,000 shares of Medibiotech (which represents fifty percent (50%) of the shares of Medibiotech to be issued to and owned by CTL under the April Settlement Agreement), and (3) we entered into a license agreement with Dr. Epstein effective as of September 20, 1995, pursuant to which Dr. Epstein granted us (i) a fully paid-up, royalty free, exclusive worldwide license to the murine clone TNT1 and (ii) a fully paid-up, royalty free, non-exclusive worldwide (except in the Peoples Republic of China) license to the murine clones TNT2 and TNT3.  The foregoing license grants include our right to grant sublicenses, to make, have made, modify, have modified, use, sell and offer for sale, murine clone TNT1, TNT2 and TNT3 products and derivatives thereof, but not to sell the murine clones.  We also granted back to Dr. Epstein a limited, fully paid-up, royalty free, exclusive license to the murine clone TNT1, with the right to grant sublicenses, to make, have made, modify, have modified, offer to sell, sell and use the murine clone TNT1 and its products solely in the Peoples Republic of China effective as of August 29, 2001.  In consideration of the foregoing license grants, we paid Dr. Epstein the sum of one thousand dollars ($1,000), which amount was deducted from the initial $50,000 payment.  In addition, the June Settlement Agreement contained full general releases between the Company and the CTL parties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended April 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market Information.  We are listed on The NASDAQ Capital Market under the stock trading symbol “PPHM”.  The following table shows the high and low sales price of our common stock for each quarter in the two years ended April 30, 2009:

	Common Stock Sales Price
	High	Low
Fiscal Year 2009
Quarter Ended April 30, 2009	$0.52	$0.30
Quarter Ended January 31, 2009	$0.47	$0.22
Quarter Ended October 31, 2008	$0.40	$0.23
Quarter Ended July 31, 2008	$0.53	$0.31
Fiscal Year 2008
Quarter Ended April 30, 2008	$0.73	$0.35
Quarter Ended January 31, 2008	$0.65	$0.35
Quarter Ended October 31, 2007	$0.79	$0.54
Quarter Ended July 31, 2007	$1.40	$0.72

(b)           Holders.  As of June 30, 2009, the number of stockholders of record of our common stock was 5,805.

(c)           Dividends.  No dividends on common stock have been declared or paid by us.  We intend to employ all available funds for the development of our business and, accordingly, do not intend to pay any cash dividends in the foreseeable future.

(d)           Securities Authorized for Issuance Under Equity Compensation.  The information included under Item 12 of Part III of this Annual Report is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

(e)            Recent Sale of Unregistered Securities.  None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2009.  These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2009, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS FIVE YEARS ENDED APRIL 30,
	2009	2008	2007	2006	2005

Revenues	$18,151,000	$6,093,000	$3,708,000	$3,193,000	$4,959,000

Net loss	$(16,524,000)	$(23,176,000)	$(20,796,000)	$(17,061,000)	$(15,452,000)

Basic and diluted loss per common share	$(0.07)	$(0.10)	$(0.11)	$(0.10)	$(0.11)

Weighted average common shares outstanding	226,231,464	221,148,342	192,297,309	168,294,782	144,812,001

CONSOLIDATED BALANCE SHEET DATA AS OF APRIL 30,

	2009	2008	2007	2006	2005

Cash and cash equivalents	$10,018,000	$15,130,000	$16,044,000	$17,182,000	$9,816,000

Working capital	$1,270,000	$12,403,000	$14,043,000	$15,628,000	$7,975,000

Total assets	$23,127,000	$23,057,000	$22,997,000	$22,676,000	$14,245,000

Long-term debt	$3,212,000	$22,000	$149,000	$545,000	$434,000

Accumulated deficit	$(247,360,000)	$(230,836,000)	$(207,660,000)	$(186,864,000)	$(169,803,000)

Stockholders’ equity	$901,000	$15,595,000	$16,989,000	$17,626,000	$9,610,000

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is included to describe our financial position and results of operations for each of the three years in the period ended April 30, 2009.  The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a clinical stage biopharmaceutical company that manufactures and develops monoclonal antibodies for the treatment of cancer and serious viral infections.  We are advancing three separate clinical programs with our first-in-class compounds bavituximab and Cotara®.

We are currently running four clinical trials using bavituximab for the treatment of solid tumors. Three of these clinical trials are Phase II trials evaluating bavituximab in combination with commonly prescribed chemotherapeutic drugs in patients with advanced breast or lung cancer.  Our fourth active bavituximab oncology clinical trial is a phase I trial evaluating bavituximab alone in patients with advanced solid tumors that no longer respond to standard cancer treatments.

We are currently running two clinical trials using Cotara® for the treatment of glioblastoma multiforme, a deadly form of brain cancer, Cotara® is currently in a dose confirmation and dosimetry clinical trial and in a Phase II clinical trial.

In addition to our clinical programs, we are performing pre-clinical research on bavituximab and an equivalent fully human antibody as a potential broad-spectrum treatment for viral hemorrhagic fever infections under a contract awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over an initial 24-month base period, with $14.3 million having been appropriated through the current federal fiscal year ending September 30, 2009.

In addition to our research and development efforts, we operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”).  Avid provides contract manufacturing services for biotechnology and biopharmaceutical companies on a fee-for-service basis, from pre-clinical drug supplies up through commercial-scale drug manufacture.  In addition to these activities, Avid provides critical services in support of Peregrine’s product pipeline including manufacture and scale-up of pre-clinical and clinical drug supplies.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

At April 30, 2009, we had $10,018,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts and to continue as a going concern is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.

We will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity or debt, in order to support the costs of our research and development programs.

With respect to financing our operations through the issuance of equity, on March 26, 2009, we entered into an At Market Issuance Sales Agreement (“AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our shelf registration statement on Form S-3, File Number 333-139975, for aggregate gross proceeds of up to $7,500,000.  Shares of common stock sold under this arrangement were to be sold at market prices.  As of April 30, 2009, we had sold 1,477,938 shares of common stock under the AMI Agreement for aggregate net proceeds of $550,000.  Subsequent to April 30, 2009, we sold and additional 9,275,859 shares of common stock under the AMI Agreement for aggregate net proceeds of $6,685,000 after deducting commissions of 3% paid to Wm Smith & Co.  As of June 30, 2009, we had raised the aggregate gross proceeds of $7,500,000 permitted under the AMI Agreement.

With respect to financing our operations through the issuance of debt, on December 9, 2008, we entered into a loan and security agreement pursuant to which we had the ability to borrow up to $10,000,000 (“Loan Agreement”).  On December 19, 2008, we received initial funding of $5,000,000, in which principal and interest are payable over a thirty (30) month period commencing after the initial six month interest only period.  The amount payable under the Loan Agreement is secured by generally all assets of the Company as further explained in Note 5 to the consolidated financial statements.  Under the Loan Agreement, we had an option, which expired June 30, 2009, to borrow a second tranche in the amount of $5,000,000 upon the satisfaction of certain clinical and financial conditions as set forth in the Loan Agreement.  Although we had satisfied the required clinical and financial conditions by June 30, 2009, we determined that exercising the option to borrow the second tranche, and issuing the additional warrants to the Lenders, was not in the best interest of the Company or our stockholders.

In addition to the above, we may also raise additional capital through additional equity offerings or licensing our products or technology platforms or entering into similar collaborative arrangements.  In order to raise capital through the issuance of equity, we plan to file a new shelf registration statement on Form S-3 to register up to $50 million in proceeds from the sale of our common stock.  Although we are not required to issue any shares of common stock under this registration statement, we plan to register the underlying shares of common stock as a potential method of raising additional capital to support our drug development efforts.

While we will continue to consider and explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections and assumptions, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2010.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under the Loan Agreement, in the event our government contract with the Defense Threat Reduction Agency is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the consolidated statements of operations for the fiscal years ended April 30, 2009, 2008 and 2007.  This table provides an overview of the changes in the statement of operations for the comparative periods, which changes are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2009	2008	$ Change	2008	2007	$ Change

REVENUES:
Contract manufacturing	$12,963,000	$5,897,000	$7,066,000	$5,897,000	$3,492,000	$2,405,000
Government contract revenue	5,013,000	-	5,013,000	-	-	-
License revenue	175,000	196,000	(21,000)	196,000	216,000	(20,000)
Total revenues	18,151,000	6,093,000	12,058,000	6,093,000	3,708,000	2,385,000

COST AND EXPENSES:
Cost of contract manufacturing	9,064,000	4,804,000	4,260,000	4,804,000	3,296,000	1,508,000
Research and development	18,424,000	18,279,000	145,000	18,279,000	15,876,000	2,403,000
Selling, general and administrative	6,979,000	7,150,000	(171,000)	7,150,000	6,446,000	704,000
Total cost and expenses	34,467,000	30,233,000	4,234,000	30,233,000	25,618,000	4,615,000

LOSS FROM OPERATIONS	(16,316,000)	(24,140,000)	7,824,000	(24,140,000)	(21,910,000)	(2,230,000)

OTHER INCOME (EXPENSE):
Interest and other income	200,000	989,000	(789,000)	989,000	1,160,000	(171,000)
Interest and other expense	(408,000)	(25,000)	(383,000)	(25,000)	(46,000)	21,000
NET LOSS	$(16,524,000)	$(23,176,000)	$6,652,000	$(23,176,000)	$(20,796,000)	$(2,380,000)

Contract Manufacturing Revenue

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

The increase in contract manufacturing revenue of $7,066,000 during the year ended April 30, 2009 compared to the prior year was primarily due to increases in both manufacturing and process development services provided by Avid to unrelated entities on a fee-for-service basis including an increase in the number of completed manufacturing runs and the mix of completed manufacturing runs utilizing our larger capacity bioreactors compared to the prior year.

We expect to continue to generate contract manufacturing revenue during fiscal year 2010 based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed contracts and outstanding proposals.

Year Ended April 30, 2008 Compared to the Year Ended April 30, 2007:

The increase in contract manufacturing revenue of $2,405,000 during the year ended April 30, 2008 compared to fiscal year 2007 was primarily due to an increase in services provided by Avid to unrelated entities on a fee-for-service basis associated with an increase in process development services including an increase in the number of completed manufacturing runs compared to the year ended April 30, 2007.

Government Contract Revenue

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

The increase in government contract revenue of $5,013,000 during the year ended April 30, 2009 compared to the prior year is related to research and development services performed under our government contract with the Defense Threat Reduction Agency (“DTRA”), a division of the Department of Defense.  The contract was signed on June 30, 2008 and therefore, there was no corresponding revenue in the prior year.

The contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  The purpose of the contract is to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  We expect to continue to generate government contract revenue associated with our contract with the DTRA.  The contract has an initial 24-month base period with up to $22.3 million in funding with $14.3 million having been appropriated through the current federal fiscal year ending September 30, 2009.  The contract also includes up to three one-year option periods and aggregate funding under the contract is potentially worth up to $44.4 million over the entire five year period.  Subject to the progress of the program and budgetary considerations, the contact can be canceled by the DTRA at any time.

Cost of Contract Manufacturing

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

The increase in cost of contract manufacturing of $4,260,000 during the year ended April 30, 2009 compared to the prior year was directly related to the current year increase in contract manufacturing revenue.  In addition, the cost of contract manufacturing as a percentage of contract manufacturing revenue improved from 81% in fiscal year 2008 to 70% in fiscal year 2009, which was primarily due to an increase in contract manufacturing revenue combined with improved efficiencies in costs associated with contract manufacturing services and the mix of completed manufacturing runs from the utilization of our larger capacity bioreactors.  We expect to continue to incur contract manufacturing costs during fiscal year 2010 based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Year Ended April 30, 2008 Compared to the Year Ended April 30, 2007:

The increase in cost of contract manufacturing of $1,508,000 during the year ended April 30, 2008 compared to fiscal year 2007 was directly related to the fiscal year 2008 increase in contract manufacturing revenue.  In addition, the cost of contract manufacturing as a percentage of contract manufacturing revenue improved from 94% in fiscal year 2007 to 81% in fiscal year 2008, which was primarily due to an increase in contract manufacturing revenue combined with improved efficiencies in costs associated with manufacturing runs.

Research and Development Expenses

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

The increase in research and development (“R&D”) expenses of $145,000 during the year ended April 30, 2009 compared to the prior year was primarily due to the following changes associated with each of our following platform technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2009	2008	$ Change
Technology Platform:
Anti-PS (bavituximab)	$13,779,000	$11,371,000	$2,408,000
TNT (Cotara®)	4,351,000	3,942,000	409,000
VTA and Anti-Angiogenesis Agents	262,000	2,350,000	(2,088,000)
VEA	32,000	616,000	(584,000)
Total R&D Expenses	$18,424,000	$18,279,000	$145,000

o
Anti-Phosphatidylserine (“Anti-PS”)Program (bavituximab) – The increase in Anti-PS program expenses of $2,408,000 during the year ended April 30, 2009 compared to the prior year is primarily due to an increase in clinical trial expenses to support the advancement of four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV patients co-infected with HIV.  Patient enrollment for all three of our Phase II studies using bavituximab in combination with chemotherapy advanced to the second stage of our two-stage Phase II study designs during fiscal year 2009.  The increase in Anti-PS program expenses was further supplemented with an increase in R&D expenses directly associated with increased efforts to advance the development of bavituximab and a fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections under our federal contract with the U.S. Department of Defense’s Defense Threat Reduction Agency ("DTRA"), which was awarded to us on June 30, 2008.

o
 Tumor Necrosis Therapy (“TNT”) (Cotara®) – The increase in TNT program expenses of $409,000 during the year ended April 30, 2009 compared to the prior year is primarily due to increases in clinical trial and payroll expenses to support the continued advancement of our two ongoing Cotara® clinical trials for the treatment of brain cancer.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents – The decrease in VTA and Anti-Angiogenesis Agents program expenses of $2,088,000 during the year ended April 30, 2009 compared to the prior year is primarily due to our efforts to significantly curtail our development expenses associated with this program while focusing our efforts on seeking partners to further advance these technologies.

o
Vasopermeation Enhancements Agents (“VEAs”) – The decrease in VEA program expenses of $584,000 during the year ended April 30, 2009 compared to the prior year is primarily due to our efforts to significantly curtail our development expenses associated with this program while focusing our efforts on seeking partners to further advance this technology.  During fiscal year 2009, our rights to the VEA technology expired in accordance with our license agreement.

Based on our current projections, which includes estimated clinical trial enrollment rates that are always uncertain, we expect research and development expenses in fiscal year 2010 to increase in comparison to fiscal year 2009 as we expect to continue the advancement of our bavituximab and Cotara® clinical programs and the development of bavituximab as a potential broad-spectrum treatment for viral hemorrhagic fever infections under our federal contract with the DTRA.  During fiscal year 2010, we expect to direct the majority of our research and development expenses towards our Anti-PS and TNT technology platforms.

Year Ended April 30, 2008 Compared to the Year Ended April 30, 2007:

The increase in research and development (“R&D”) expenses of $2,403,000 during the year ended April 30, 2008 compared to the prior year was primarily due to an increase in expenses associated with each of our following platform technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2008	2007	$ Change
Technology Platform:
Anti-PS (bavituximab)	$11,371,000	$9,324,000	$2,047,000
TNT (Cotara®)	3,942,000	3,898,000	44,000
VTA and Anti-Angiogenesis Agents	2,350,000	2,037,000	313,000
VEA	616,000	617,000	(1,000)
Total R&D Expenses	$18,279,000	$15,876,000	$2,403,000

o
Anti-Phosphatidylserine (“Anti-PS”)Program (bavituximab) – The increase in Anti-PS program expenses of $2,047,000 during the year ended April 30, 2008 compared to fiscal year 2007 is primarily due to increases in clinical trial and manufacturing expenses to support the advancement of four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV patients co-infected with HIV.  During fiscal year 2008, we submitted two separate Phase II clinical protocols, one to treat patients with non-small cell lung cancer (“NSCLC”) and one to treat patients with breast cancer, both of which received initial protocol approval in January 2008.  In addition, we initiated and completed patient enrollment in the first part of our two-stage Phase II study and treated 15 patients with breast cancer using our product bavituximab in combination with chemotherapy.  These expenses were further supplemented by increases in pre-clinical development expenses to support the possible expansion of bavituximab to treat other viral infections.  The foregoing increases in Anti-PS program expenses were offset by a decrease in non-cash stock-based compensation expense associated with shares of common stock earned by employees during fiscal year 2007 under a stock bonus plan, which expired in fiscal year 2007.

o
Tumor Necrosis Therapy (“TNT”) (Cotara®) – TNT program expenses remained in line with fiscal year 2007 and increased slightly by $44,000 as we continued our efforts to support the advancement of our two ongoing Cotara® clinical trials for the treatment of brain cancer.

o
Vascular Targeting Agents (“VTAs”) and Anti-Angiogenesis Agents – The increase in VTA and Anti-Angiogenesis Agents program expenses of $313,000 during the year ended April 30, 2008 compared to fiscal year 2007 is primarily due to increases in manufacturing expenses as we developed a manufacturing process at a 1,000 liter scale for our anti-angiogenesis product.  These increases in manufacturing expense were offset by decreases in pre-clinical program expenses associated with our VTA program.  Although VTA and Anti-Angiogenesis program expenses increased overall compared to fiscal year 2007, we have significantly curtailed these research efforts and are currently seeking partners to further advance these technologies.

o
Vasopermeation Enhancements Agents (“VEAs”) – VEA program expenses remained in line with fiscal year 2007 and decreased slightly by $1,000 as we have initiated efforts to significantly curtail our development expenses associated with this program and are focusing our efforts on seeking partners to further advance this technology.

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

●	the uncertainty of terms related to potential future partnering or licensing arrangements;
●	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
●	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond fiscal year 2010.

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

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, legal and accounting fees, stock-based compensation expense, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company.

The slight decline in selling, general and administrative expenses of $171,000 during the year ended April 30, 2009 compared to the prior year is primarily due to our efforts to curtail discretionary expenses.    The decrease in discretionary expenses were offset by an increase in legal fees associated with the lawsuit described in this Annual Report on Form 10-K under Part I, Item 3, “Legal Proceedings”, offset by an overall decrease in other general corporate matters.

Year Ended April 30, 2008 Compared to the Year Ended April 30, 2007:

The increase in selling, general and administrative expenses of $704,000 during the year ended April 30, 2008 compared to fiscal year 2007 is primarily due to increases in payroll and related expenses, corporate legal fees, and travel and related expenses.  The increase in payroll and related expenses was  primarily due to an increase in headcount to support increased operations combined with an increase in consulting fees primarily associated with the expansion of our business development activities.  The increase in corporate legal fees compared to fiscal year 2007 was primarily related to a recently settled lawsuit described in this Annual Report on Form 10-K under Part I, Item 3, “Legal Proceedings”.  In addition, travel and related expenses increased compared to fiscal year 2007 primarily due to increased business development efforts in the U.S., Europe and Asia and increased participation in corporate and investor relation activities.  These increased costs were offset with a decrease in non-cash stock-based compensation expense associated with the amortization of the fair value of options granted to employees in accordance with the adoption of SFAS No. 123R and non-cash expenses associated with shares of common stock earned by employees during fiscal year 2007 under a stock bonus plan, which expired in fiscal year 2007.

Interest and Other Income

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008

The decrease in interest and other income of $789,000 during the year ended April 30, 2009 compared to the prior year is primarily due to an $800,000 decrease in interest income as a result of a lower average cash balance on hand combined with lower prevailing interest rates during the current year compared to the prior year.

Year Ended April 30, 2008 Compared to the Year Ended April 30, 2007

The decrease in interest and other income of $171,000 during the year ended April 30, 2008 compared to fiscal year 2007 is due to a $129,000 decrease in other income primarily associated with the sale of a trademark name in fiscal year 2007 combined with a $42,000 decrease in interest income primarily resulting from lower prevailing interest rates.

Interest and Other Expense

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008

The increase in interest and other expense of $383,000 during the year ended April 30, 2009 compared to the prior year is due to a $199,000 increase in interest expense associated with the loan and security agreement we entered into during December 2008 combined with a $184,000 increase in non-cash interest expense resulting from the amortization of the loan and security agreement discount associated with the fair value of detachable warrants and related debt issuance costs.

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

Revenue Recognition

We currently derive revenue from contract manufacturing services provided by Avid, from licensing agreements associated with Peregrine’s technologies under development, and from services performed under a government contract awarded to Peregrine through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”) that was signed on June 30, 2008.

We recognize revenue pursuant to the SEC’s Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition.  In accordance with SAB No. 104, revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

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

In addition, we also follow the guidance of the Emerging Issues Task Force Issue No. 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent.  Pursuant to EITF 99-19, for transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and performs a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services or research and development expense for services provided under our contract with the DTRA.

Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis.  Under “bill-and-hold” arrangements, revenue is recognized in accordance with the “bill-and-hold” requirements under SAB No. 104 once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.  We also record a provision for estimated contract losses, if any, in the period in which they are determined.

License revenue primarily consists of annual license fees paid under one license agreement.  Annual license fees are recognized as revenue on the anniversary date of the agreement in accordance with the criteria under SAB No. 104.  We deem service to have been rendered if no continuing obligation exists.

Our contract with the DTRA is a “cost-plus-fixed-fee” contract whereby we recognize government contract revenue in accordance with the revenue recognition criteria noted above and in accordance with Accounting Research Bulletin No. 43, Chapter 11, Government Contracts.  Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, indirect costs, and a fixed fee for our efforts.  Revenue under this “cost-plus-fixed-fee” contract is generally recognized as we perform the underlying research and development activities.  However, progress billings and/or payments associated with services that are billed and/or received in a manner that is not consistent with the timing of when services are performed are classified as deferred government contract revenue in the accompanying consolidated financial statements and are recognized as revenue upon satisfying our revenue recognition criteria.

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

The fair value of each option grant is estimated using the Black-Scholes option valuation model and are amortized as compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (typically 2 to 4 years).  Use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs.  Expected volatility is based on daily historical volatility of our stock covering the estimated expected term.  The expected term of options reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.  The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant.  In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the share-based compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period. There are a number of factors that affect the amount of share-based compensation expense, including the number of employee options granted during subsequent fiscal years, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

Our loss from operations for fiscal years ended April 30, 2009, 2008 and 2007 included share-based compensation expenses of $857,000, $829,000 and $964,000, respectively, associated with grants of employee stock options.

As of April 30, 2009, the total estimated unrecognized compensation cost related to non-vested employee stock options was $1,128,000.  This cost is expected to be recognized over a weighted average period of 2.16 years.

Allowance for Doubtful Accounts

We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  With respect to our trade and other receivables, we determined no allowance for doubtful accounts was necessary based on our analysis as of April 30, 2009.

Amounts billed under our contract with Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”) include reimbursement for provisional rates covering allowable indirect overhead and general and administrative cost (“Indirect Rates”).  These Indirect Rates are initially estimated based on financial projections and are subject to change based on actual costs incurred during each fiscal year.  In addition, these Indirect Rates are subject to annual audits by the Defense Contract Audit Agency ("DCAA") for cost reimbursable type contracts.  As of April 30, 2009, we recorded an unbilled receivable of $51,000 pertaining to the calculated difference between estimated and actual Indirect Rates for fiscal year 2009.  As of April 30, 2009, we determined it appropriate to record a corresponding allowance for doubtful account in the amount of $51,000 due to the uncertainty of its collectability given that our actual Indirect Rates have not been audited by the DCAA since we signed the contract on June 30, 2008.

Fair Value Measurements

On May 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy defines the three levels of inputs to measure fair value, as follows:

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

The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements as we currently do not have any Level 2 or Level 3 financial assets or liabilities.

The carrying amounts of our short-term financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short maturities.  The fair value of our note payable is estimated based on the quoted prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

Liquidity and Capital Resources

At April 30, 2009, we had $10,018,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

With respect to financing our operations through the issuance of equity, on March 26, 2009, we entered into an At Market Issuance Sales Agreement (“AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our shelf registration statement on Form S-3, File Number 333-139975, for aggregate gross proceeds of up to $7,500,000.  Shares of common stock sold under this arrangement were to be sold at market prices.  As of April 30, 2009, we had sold 1,477,938 shares of common stock under the AMI Agreement for aggregate net proceeds of $550,000.  Subsequent to April 30, 2009, we sold and additional 9,275,859 shares of common stock under the AMI Agreement for aggregate net proceeds of $6,685,000 after deducting commissions of 3% paid to Wm Smith & Co.  As of June 30, 2009, we had raised the aggregate gross proceeds of $7,500,000 as permitted under the AMI Agreement.

With respect to financing our operations through the issuance of debt, on December 9, 2008, we entered into a loan and security agreement pursuant to which we had the ability to borrow up to $10,000,000 (“Loan Agreement”).  On December 19, 2008, we received initial funding of $5,000,000, in which principal and interest are payable over a thirty (30) month period commencing after the initial six month interest only period.  The amount payable under the Loan Agreement is secured by generally all assets of the Company as further explained in Note 5 to the consolidated financial statements.  Under the Loan Agreement, we had an option, which expired June 30, 2009, to borrow a second tranche in the amount of $5,000,000 upon the satisfaction of certain clinical and financial conditions as set forth in the Loan Agreement.  Although we had satisfied the required clinical and financial conditions by June 30, 2009, we determined that exercising the option to borrow the second tranche, and issuing the additional warrants to the Lenders, was not in the best interest of the Company or our stockholders.

In addition to the above, we may also raise additional capital through additional equity offerings or licensing our products or technology platforms or entering into similar collaborative arrangements.  In order to raise additional capital through the issuance of equity, we plan to file a new shelf registration statement on Form S-3 to register up to $50 million in proceeds from the sale of our common stock.  Although we are not required to issue any shares of common stock under this registration statement, we plan to register the underlying shares of common stock as a potential method of raising additional capital to support our drug development efforts.

While we will continue to consider and explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections and assumptions, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2010.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under the Loan Agreement, in the event our government contract with the Defense Threat Reduction Agency is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the year ended April 30, 2009 compared to the prior year are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the year ended April 30, 2009, cash used in operating activities decreased $10,897,000 to $10,030,000 compared to $20,927,000 for the year ended April 30, 2008.  This decrease in cash used in operating activities was primarily due to a decrease of $7,125,000 in net loss reported during fiscal year 2009 after taking into consideration non-cash operating expenses.  This amount was supplemented by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $3,772,000.  The decrease in our fiscal year 2009 net loss was primarily due to current period increases in contract manufacturing revenue and government contract revenue offset by an increase in the cost of contract manufacturing.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	Year Ended April 30,
	2009	2008
Net loss, as reported	$(16,524,000)	$(23,176,000)
Less non-cash operating expenses:
Depreciation and amortization	503,000	486,000
Stock-based compensation and common stock issued under stock bonus plan	866,000	850,000
Amortization of expenses paid in shares of common stock	255,000	-
Amortization of discount on notes payable and debt issuance costs	185,000	-
Net cash used in operating activities before changes in operating assets and liabilities	$(14,715,000)	$(21,840,000)
Net change in operating assets and liabilities	$4,685,000	$913,000
Net cash used in operating activities	$(10,030,000)	$(20,927,000)

Cash Used In Investing Activities.  Net cash used in investing activities decreased $440,000 to $140,000 for the year ended April 30, 2009 compared to net cash used in investing activities of $580,000 during the year ended April 20, 2008.  This decrease was primarily due to a decrease in cash outflows associated with property acquisitions of $565,000 offset by the receipt of $150,000 in security deposits, net of amounts payable to GE Capital Corporation during fiscal year 2008.

Cash Provided By Financing Activities.  Net cash provided by financing activities decreased $15,535,000 to $5,058,000 for the year ended April 30, 2009 compared to net cash provided of $20,593,000 for the year ended April 30, 2008.  Cash provided by financing activities during fiscal year 2009 was primarily due to net proceeds of $4,531,000 received from notes payable under a loan and security agreement we entered into on December 9, 2008, net of debt issuance costs in the amount of $469,000.  In addition, during fiscal year 2009, we received proceeds under an At Market Issuance Sales Agreement we entered into on March 26, 2009 whereby we sold 1,477,938 shares of our common stock for proceeds of $550,000, net of commissions and issuance costs of $58,000.  Cash provided by financing activities during fiscal year 2008 was primarily due to proceeds received under a security purchase agreement whereby we sold and issued a total of 30,000,000 shares of our common stock in exchange for net proceeds of $20,859,000, which was supplemented with net proceeds of $73,000 from the exercise of stock options and warrants.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments.  The following chart represents our contractual obligations as of April 30, 2009, aggregated by type:

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	After 5 years

Operating leases, net (1)	$7,451,000	$849,000	$2,520,000	$1,710,000	$2,372,000
Note payable obligation (2)	5,888,000	2,199,000	3,689,000	-	-
Capital lease obligation (3)	22,000	18,000	4,000	-	-
Other long-term liabilities - minimum license obligations (4)	-	-	-	-	-
Total contractual obligations	$13,361,000	$3,066,000	$6,213,000	$1,710,000	$2,372,000

______________
(1)
Represents our (i) facility operating lease in Tustin, California under a non-cancelable lease agreement, (ii) facility operating lease in Houston, Texas, which has a three year lease term and expires in February 2011, and (iii) various office equipment leases, which generally have three year lease terms.

(2)
Amounts represent anticipated principal and interest payments on our security and loan agreement.  Under the security and loan agreement, the outstanding principal balance each month will bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%.  Anticipated interest payments were calculated using an interest rate of 12% (representing a LIBOR floor rate of 3% plus 9%).  As of April 30, 2009. the thirty (30) day LIBOR rate was less than the minimum 3% floor.

(3)	Represents capital lease agreements to finance certain equipment. Amounts include principal and interest.
(4)
Represents licensing agreements we periodically enter into with third parties to obtain exclusive or non-exclusive licenses for certain technologies.  The terms of certain of these agreements require us to pay future milestone payments based on product development success.  We do not anticipate making any milestone payments under any of our licensing agreements for at least the next fiscal year.  In addition, milestone payments beyond fiscal year 2010 cannot be predicted due to the uncertainty of future clinical trial results and development milestones and therefore, cannot be reasonably predicted or estimated at the present time.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies – Recently Adopted Accounting Standards and New Accounting Standards Not Yet Adopted, in the accompanying Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our outstanding notes payable, however, they would not have an affect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at April 30, 2009, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

At April 30, 2009, we had an outstanding notes payable balance of $5,000,000 under a loan and security agreement, which bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%, which may expose us to market risk due to changes in interest rates.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 3% under our loan and security agreement and based on historical movements in LIBOR rates, we believe a near-term change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements included in this Report at pages F-1 through F-32.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2009.  Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2009 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s internal control over financial reporting is supported by written policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

●
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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2009.

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

July 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited Peregrine Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Peregrine Pharmaceuticals, Inc.’s Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Peregrine Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2009 and our report dated July 10, 2009 expressed an unqualified opinion including an explanatory paragraph with respect to the Company's ability to continue as a going concern thereon.

/s/ Ernst & Young LLP

Orange County, California
July 10, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Compensation and Related Matters” in our 2009 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2009 (the “2009 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Matters” in our 2009 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in our 2009 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our 2009 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2009 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements

Index to consolidated financial statements:
Page

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets as of April 30, 2009 and 2008	F-2

		Consolidated Statements of Operations for each of the three years in the period ended April 30, 2009	F-4

		Consolidated Statements of Stockholders' Equity for each of the three years in the period ended April 30, 2009	F-5

		Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2009	F-6

		Notes to Consolidated Financial Statements	F-8

	(2)	Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

		Schedule II- Valuation of Qualifying Accounts for each of the three years in the period ended April 30, 2009	F-32

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

Exhibit Number	Description
4.0	Form of Certificate for Common Stock (Incorporated by reference to the exhibit of the same number contained in Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).
4.1
Form of Non-qualified Stock Option Agreement by and between Registrant, Director and certain consultants dated December 22, 1999 (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement on Form S-3 (File No. 333-40716)).*

4.2	Peregrine Pharmaceuticals, Inc. 2002 Non-Qualified Stock Option Plan (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*
4.3	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*
4.4
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

4.5	1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrant's Registration Statement in form S-8 (File No. 333-17513)).*
4.6
Stock Exchange Agreement dated as of January 15, 1997 among the stockholders of Peregrine Pharmaceuticals, Inc. and Registrant (Incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997).

4.7
First Amendment to Stock Exchange Agreement among the Stockholders of Peregrine Pharmaceuticals, Inc. and Registrant (Incorporated by reference to Exhibit 2.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

4.8	2003 Stock Incentive Plan Non-qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in form S-8 (File No. 333-121334).*
4.9	2003 Stock Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in form S-8 (File No. 333-121334)).*
4.10
Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.98 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005).*

4.11
Form of Non-Qualified Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.99 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005).*

4.12	Peregrine Pharmaceuticals, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 29, 2005).*

Exhibit Number	Description
10.1
Placement Agent Agreement dated June 27, 2007, between Registrant and Rodman & Renshaw, LLC (Incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 28, 2007).

10.2	Form of Securities Purchase Agreement dated June 28, 2007 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 28, 2007).
10.3
Government contract by and between Peregrine Pharmaceuticals, Inc. and the Defense Threat Reduction Agency dated June 30, 2008 (Incorporated by reference to Exhibit 10.110 to Registrant’s Current Report on Form 10-Q as filed with the Commission on September 9, 2008).

10.4
Loan and Security Agreement dated December 9, 2008 between Registrant and BlueCrest Capital Finance, L.P. (Incorporated by reference to Exhibit 10.111 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).**

10.5
Secured Term Promissory Note dated December 19, 2008 between Registrant and BlueCrest Capital Finance, L.P. (Incorporated by reference to Exhibit 10.112 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).

10.6
Secured Term Promissory Note dated December 19, 2008 between Registrant and MidCap Funding I, LLC. (Incorporated by reference to Exhibit 10.113 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009)

10.7
Intellectual Property Security Agreement dated December 19, 2008 between Avid Bioservices, Inc. and MidCap Funding I, LLC. (Incorporated by reference to Exhibit 10.114 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).

10.8
Intellectual Property Security Agreement dated December 19, 2008 between Registrant and MidCap Funding I, LLC. (Incorporated by reference to Exhibit 10.115 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).

10.9
Warrant to purchase 507,614 shares of Common Stock of Registrant issued to BlueCrest Capital Finance, L.P. dated December 9, 2008. (Incorporated by reference to Exhibit 10.116 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).

10.10
Warrant to purchase 1,184,433 shares of Common Stock of Registrant issued to MidCap Funding I, LLC dated December 9, 2008. (Incorporated by reference to Exhibit 10.117 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).

10.11
At Market Issuance Sales Agreement, dated March 26, 2009, by and between Peregrine Pharmaceuticals, Inc. and Wm. Smith & Co. (Incorporated by reference to Exhibit 10.118 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 27, 2009).

10.12	Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Steven W. King, dated March 18, 2009. (*)(***)

Exhibit Number	Description
10.13	Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Paul J. Lytle, dated March 18, 2009. (*)(***)
10.14	Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Joseph Shan, dated March 18, 2009. (*)(***)
10.15	Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Shelley P.M. Fussey, Ph.D., dated March 18, 2009. (*)(***)
21	Subsidiaries of Registrant. ***
23.1	Consent of Independent Registered Public Accounting Firm. ***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
_______________________________
* ** ***	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the Commission. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
PEREGRINE PHARMACEUTICALS, INC.

Dated: July 10, 2009	By:	/s/ Steven W. King
Steven W. King
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King Steven W. King	President & Chief Executive Officer (Principal Executive Officer), and Director	July 10, 2009

/s/ Paul J. Lytle Paul J. Lytle	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	July 10, 2009

/s/ Carlton M. Johnson Carlton M. Johnson	Director	July 10, 2009

/s/ David H. Pohl David H. Pohl	Director	July 10, 2009

/s/ Eric S. Swartz Eric S. Swartz	Director	July 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. (the “Company”) as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peregrine Pharmaceuticals, Inc.'s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California
July 10, 2009

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,018,000	$15,130,000
Trade and other receivables	1,770,000	605,000
Government contract receivables	1,944,000	-
Inventories, net	4,707,000	2,900,000
Debt issuance costs, current portion	229,000	-
Prepaid expenses and other current assets, net	1,466,000	1,208,000
Total current assets	20,134,000	19,843,000

PROPERTY:
Leasehold improvements	675,000	669,000
Laboratory equipment	4,180,000	4,140,000
Furniture, fixtures and computer equipment	902,000	919,000
	5,757,000	5,728,000
Less accumulated depreciation and amortization	(4,076,000)	(3,670,000)
Property, net	1,681,000	2,058,000
Debt issuance costs, less current portion	142,000	-
Other assets	1,170,000	1,156,000
TOTAL ASSETS	$23,127,000	$23,057,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2009 AND 2008 (continued)

	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,518,000	$2,060,000
Accrued clinical trial site fees	955,000	237,000
Accrued legal and accounting fees	667,000	450,000
Accrued royalties and license fees	182,000	222,000
Accrued payroll and related costs	1,580,000	1,084,000
Capital lease obligation, current portion	17,000	22,000
Notes payable, current portion and net of discount	1,465,000	-
Deferred revenue	3,776,000	2,196,000
Deferred government contract revenue	3,871,000	-
Customer deposits	2,287,000	838,000
Other current liabilities	546,000	331,000
Total current liabilities	18,864,000	7,440,000

Capital lease obligation, less current portion	4,000	22,000
Notes payable, less current portion and net of discount	3,208,000	-
Other long-term liabilities	150,000	-
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock - $.001 par value; authorized 325,000,000 shares; outstanding - 227,688,555 and 226,210,617, respectively	227,000	226,000
Additional paid-in-capital	248,034,000	246,205,000
Accumulated deficit	(247,360,000)	(230,836,000)
Total stockholders' equity	901,000	15,595,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,127,000	$23,057,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009

	2009	2008	2007
REVENUES:
Contract manufacturing revenue	$12,963,000	$5,897,000	$3,492,000
Government contract revenue	5,013,000	-	-
License revenue	175,000	196,000	216,000
Total revenues	18,151,000	6,093,000	3,708,000

COSTS AND EXPENSES:
Cost of contract manufacturing	9,064,000	4,804,000	3,296,000
Research and development	18,424,000	18,279,000	15,876,000
Selling, general and administrative	6,979,000	7,150,000	6,446,000
Total costs and expenses	34,467,000	30,233,000	25,618,000

LOSS FROM OPERATIONS	(16,316,000)	(24,140,000)	(21,910,000)

OTHER INCOME (EXPENSE):
Interest and other income	200,000	989,000	1,160,000
Interest and other expense	(408,000)	(25,000)	(46,000)
NET LOSS	$(16,524,000)	$(23,176,000)	$(20,796,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	226,231,464	221,148,342	192,297,309
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.10)	$(0.11)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009

			Additional	Deferred		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Captital	Compensation	Deficit	Equity
BALANCES, April 30, 2006	179,382,191	$179,000	$204,546,000	$(235,000)	$(186,864,000)	$17,626,000
Common stock issued for cash under June 16, 2006 Financing, net of issuance costs of $30,000	9,285,714	10,000	12,960,000	-	-	12,970,000
Common stock issued to various unrelated entities for prepaid research services	862,832	1,000	930,000	-	-	931,000
Common stock issued upon exercise of options	65,350	-	59,000	-	-	59,000
Common stock issued upon exercise of warrants, net of issuance costs of $16,000	6,266,788	6,000	4,830,000	-	-	4,836,000
Common stock issued under stock bonus plan	249,326	-	342,000	-	-	342,000
Elimination of deferred stock compensation upon adoption of SFAS No. 123R	-	-	(235,000)	235,000	-	-
Stock-based compensation	-	-	1,021,000	-	-	1,021,000
Net loss	-	-	-	-	(20,796,000)	(20,796,000)
BALANCES, April 30, 2007	196,112,201	196,000	224,453,000	-	(207,660,000)	16,989,000
Common stock issued for cash under June 28, 2007 Financing, net of issuance costs of $1,641,000	30,000,000	30,000	20,829,000	-	-	20,859,000
Common stock issued upon exercise of options	45,000	-	27,000	-	-	27,000
Common stock issued upon exercise of warrants	53,416	-	46,000	-	-	46,000
Stock-based compensation	-	-	850,000	-	-	850,000
Net loss	-	-	-	-	(23,176,000)	(23,176,000)
BALANCES, April 30, 2008	226,210,617	226,000	246,205,000	-	(230,836,000)	15,595,000
Common stock issued for cash under March 26, 2009 Financing, net of issuance costs of $58,000	1,477,938	1,000	549,000	-	-	550,000
Fair market value of warrants issued with notes payable	-	-	414,000	-	-	414,000
Stock-based compensation	-	-	866,000	-	-	866,000
Net loss	-	-	-	-	(16,524,000)	(16,524,000)
BALANCES, April 30, 2009	227,688,555	$227,000	$248,034,000	$-	$(247,360,000)	$901,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,524,000)	$(23,176,000)	$(20,796,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	503,000	486,000	475,000
Share-based compensation and issuance of common stock under stock bonus plan	866,000	850,000	1,324,000
Amortization of expenses paid in shares of common stock	255,000	-	391,000
Loss on sale of property	-	-	1,000
Amortization of discount on notes payable and debt issuance costs	185,000	-	-
Changes in operating assets and liabilities:
Trade and other receivables	(1,165,000)	145,000	(171,000)
Government contract receivables	(1,944,000)	-	-
Inventories, net	(1,807,000)	(984,000)	(1,031,000)
Prepaid expenses and other current assets, net	(513,000)	(203,000)	(113,000)
Accounts payable	1,458,000	377,000	450,000
Accrued clinical trial site fees	718,000	9,000	58,000
Accrued payroll and related expenses	496,000	210,000	63,000
Deferred revenue	1,580,000	1,132,000	480,000
Deferred government contract revenue	3,871,000	-	-
Customer deposits	1,449,000	253,000	194,000
Other accrued expenses and current liabilities	542,000	(26,000)	196,000
Net cash used in operating activities	(10,030,000)	(20,927,000)	(18,479,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of security deposits on notes payable	-	150,000	-
Property acquisitions	(126,000)	(691,000)	(220,000)
(Increase) decrease in other assets, net	(14,000)	(39,000)	140,000
Net cash used in investing activities	(140,000)	(580,000)	(80,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $58,000, $1,641,000, and $46,000, respectively	550,000	20,932,000	17,865,000
Proceeds from issuance of notes payable, net of issuance costs of $469,000	4,531,000	-	-
Principal payments on notes payable	-	(323,000)	(429,000)
Principal payments on capital leases	(23,000)	(16,000)	(15,000)
Net cash provided by financing activities	5,058,000	20,593,000	17,421,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

	2009	2008	2007
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(5,112,000)	$(914,000)	$(1,138,000)

CASH AND CASH EQUIVALENTS, Beginning of year	15,130,000	16,044,000	17,182,000

CASH AND CASH EQUIVALENTS, End of year	$10,018,000	$15,130,000	$16,044,000

SUPPLEMENTAL INFORMATION:
Interest paid	$174,000	$25,000	$50,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair market value of warrants issued in connection with notes payable	$414,000	$-	$-
Property acquired under capital lease	$-	$13,000	$-
Applied security deposit on payoff of notes payable to GE Capital	$-	$175,000	$-
Common stock issued for research fees and prepayments for future research services	$-	$-	$931,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009

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

Business Description –  We are a clinical stage biopharmaceutical company that manufactures and develops monoclonal antibodies for the treatment of cancer and serious viral infections.  We are advancing three separate clinical programs with our first-in-class compounds bavituximab and Cotara®.

We are currently running four clinical trials using bavituximab for the treatment of solid tumors. Three of these clinical trials are Phase II trials evaluating bavituximab in combination with commonly prescribed chemotherapeutic drugs in patients with advanced breast or lung cancer.  Our fourth active bavituximab oncology clinical trial is a phase I trial evaluating bavituximab alone in patients with advanced solid tumors that no longer respond to standard cancer treatments.

We are currently running two clinical trials using Cotara® for the treatment of glioblastoma multiforme, a deadly form of brain cancer.  Cotara® is currently in a dose confirmation and dosimetry clinical trial and in a Phase II clinical trial.

In addition to our clinical programs, we are performing pre-clinical research on bavituximab and an equivalent fully human antibody as a potential broad-spectrum treatment for viral hemorrhagic fever infections under a contract awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over an initial 24-month base period, with $14.3 million having been appropriated through the current federal fiscal year ending September 30, 2009.

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

Going Concern – Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

At April 30, 2009, we had $10,018,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

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

With respect to financing our operations through the issuance of equity, on March 26, 2009, we entered into an At Market Issuance Sales Agreement (“AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our shelf registration statement on Form S-3, File Number 333-139975, for aggregate gross proceeds of up to $7,500,000.  Shares of common stock sold under this arrangement were to be sold at market prices.  As of April 30, 2009, we had sold 1,477,938 shares of common stock under the AMI Agreement for aggregate net proceeds of $550,000.  Subsequent to April 30, 2009, we sold and additional 9,275,859 shares of common stock under the AMI Agreement for aggregate net proceeds of $6,685,000 after deducting commissions of 3% paid to Wm Smith & Co.  As of June 30, 2009, we had raised the aggregate gross proceeds of $7,500,000 as permitted under the AMI Agreement.

With respect to financing our operations through the issuance of debt, on December 9, 2008, we entered into a loan and security agreement pursuant to which we had the ability to borrow up to $10,000,000 (“Loan Agreement”).  On December 19, 2008, we received initial funding of $5,000,000, in which principal and interest are payable over a thirty (30) month period commencing after the initial six month interest only period.  The amount payable under the Loan Agreement is secured by generally all assets of the Company as further explained in Note 5.  Under the Loan Agreement, we had an option, which expired June 30, 2009, to borrow a second tranche in the amount of $5,000,000 upon the satisfaction of certain clinical and financial conditions as set forth in the Loan Agreement.  Although we had satisfied the required clinical and financial conditions by June 30, 2009, we determined that exercising the option to borrow the second tranche, and issuing the additional warrants to the Lenders, was not in the best interest of the Company or our stockholders.

In addition to the above, we may also raise additional capital through additional equity offerings or licensing our products or technology platforms or entering into similar collaborative arrangements.  While we will continue to consider and explore these potential opportunities, there is no certainty that such offerings or collaborative agreements will be successful as they are dependent on the market conditions.  Therefore, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections and assumptions, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least fiscal year 2010.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under the Loan Agreement, in the event our government contract with the Defense Threat Reduction Agency is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

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

Government Contract Receivables – Government contract receivables includes amounts billed under our contract with Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”) that was signed on June 30, 2008.  In addition, amounts unbilled at April 30, 2009 were $151,000, of which amount, included $141,000 in prepaid expenses and other current assets and included $10,000 in other assets in the accompanying consolidated financial statements.

Allowance for Doubtful Accounts - We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  With respect to our trade and other receivables, we determined no allowance for doubtful accounts was necessary based on our analysis as of April 30, 2009 and 2008.

Amounts billed to the DTRA during fiscal year 2009 include reimbursement for provisional rates covering allowable indirect overhead and general and administrative cost (“Indirect Rates”).  These Indirect Rates are initially estimated based on financial projections and are subject to change based on actual costs incurred during each fiscal year.  In addition, these Indirect Rates are subject to annual audits by the Defense Contract Audit Agency (“DCAA”) for cost reimbursable type contracts.  As of April 30, 2009, we recorded an unbilled receivable of $51,000 pertaining to the calculated difference between estimated and actual Indirect Rates for fiscal year 2009.  As of April 30, 2009, we determined it appropriate to record a corresponding allowance for doubtful account in the amount of $51,000 due to the uncertainty of its collectability given that our actual Indirect Rates have not been audited by the DCAA since we signed the contract on June 30, 2008.

Prepaid Expenses - Our prepaid expenses primarily represent pre-payments made to secure the receipt of services at a future date.  In addition, we have prepaid various research and development related services through the issuance of shares of our common stock to unrelated entities, which are expensed once the services have been provided under the terms of the arrangement.  As of April 30, 2009 and 2008, prepaid expenses and other current assets in the accompanying consolidated financial statements include $220,000 and $475,000, respectively, in research and development services prepaid with shares of our common stock to Affitech AS under a research collaboration agreement for the generation of fully human monoclonal antibodies.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

Inventories - Inventories are stated at the lower of cost or market and include raw materials, direct labor, and overhead costs associated with our wholly owned subsidiary, Avid.  Cost is determined by the first-in, first-out method.  Inventories consist of the following at April 30,:

	2009	2008
Raw materials, net	$1,654,000	$1,115,000
Work-in-process	3,053,000	1,785,000
Total inventories	$4,707,000	$2,900,000

Concentrations of Credit Risk - The majority of trade and other receivables as of April 30, 2009, are from customers in the United States, Germany and Canada.  The majority of trade and other receivables as of April 30, 2008, are from customers in the United States and Germany.  Most contracts require up-front payments and installment payments during the term of the service.  We perform periodic credit evaluations of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs.

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

Customer Deposits - Customer deposits primarily represents advance billings and/or payments received from customers prior to the initiation of contract manufacturing services.

Deferred Revenue - Deferred revenue consists of installment billings and/or payments received by Avid prior to the recognition of revenues under customer service agreements.  Deferred revenue is generally recognized once the service has been provided, all obligations have been met and/or upon shipment of the product to the customer.

Revenue Recognition - We currently derive revenue from contract manufacturing services provided by Avid, from licensing agreements associated with Peregrine’s technologies under development, and from services performed under a government contract awarded to Peregrine through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”) that was signed on June 30, 2008.

We recognize revenue pursuant to the SEC’s Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition.  In accordance with SAB No. 104, revenue is generally realized or realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

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

In addition, we also follow the guidance of the Emerging Issues Task Force Issue No. 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent.  Pursuant to EITF 99-19, for transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and performs a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services or research and development expense for services provided under our contract with the DTRA.

Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis.  Under “bill-and-hold” arrangements, revenue is recognized in accordance with the “bill-and-hold” requirements under SAB No. 104 once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.  We also record a provision for estimated contract losses, if any, in the period in which they are determined.

License revenue primarily consists of annual license fees paid under one license agreement.  Annual license fees are recognized as revenue on the anniversary date of the agreement in accordance with the criteria under SAB No. 104.  We deem service to have been rendered if no continuing obligation exists.

Our contract with the DTRA is a “cost-plus-fixed-fee” contract whereby we recognize government contract revenue in accordance with the revenue recognition criteria noted above and in accordance with Accounting Research Bulletin No. 43, Chapter 11, Government Contracts.  Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, indirect costs, and a fixed fee for our efforts.  Revenue under this “cost-plus-fixed-fee” contract is generally recognized as we perform the underlying research and development activities.  However, progress billings and/or payments associated with services that are billed and/or received in a manner that is not consistent with the timing of when services are performed are classified as deferred government contract revenue in the accompanying consolidated financial statements and are recognized as revenue upon satisfying our revenue recognition criteria.

Fair Value of Financial Instruments - The carrying amounts of our short-term financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short maturities.  The fair value of our note payable is estimated based on the quoted prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

Reclassification – Certain amounts in fiscal year 2008 and 2007 consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates - The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from these estimates.

Basic and Dilutive Net Loss Per Common Share - Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three years ended April 30, 2009.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 234,439, 928,801 and 2,071,087 shares of common stock for the fiscal years ended April 30, 2009, 2008 and 2007, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants to purchase up to 13,007,072, 10,455,216 and 7,218,883 shares of common stock for the fiscal years ended April 30, 2009, 2008 and 2007, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Subsequent to April 30, 2009, we issued an aggregate of 9,275,859 shares of our common stock under an At Market Issuance Sales Agreement (Note 8) in exchange for aggregate net proceeds of $6,685,000 after deducting commissions of 3%, which additional shares have been excluded from the calculation of basic and dilutive net loss per common share for the year ended April 30, 2009.

Share-based Compensation - We account for stock options granted under our equity compensation plans in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004).  SFAS No. 123R requires the recognition of compensation expense, using a fair value based method and value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods (typically 2 to 4 years).  See Note 3 for further discussion regarding share-based compensation.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

In addition, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  We adopted the provisions of FIN No. 48 on May 1, 2007 (Note 11).

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

Recently Adopted Accounting Standards -In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy defines the three levels of inputs to measure fair value, as follows:

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized.  These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed.  We adopted EITF 07-3 on May 1, 2008, which did not have a material impact on our consolidated financial statements.

New Accounting Standards Not Yet Adopted - In November 2007, the FASB ratified EITF Issue 07-01 (“EITF 07-01”), Accounting for Collaborative Arrangements, which defines collaborative arrangements and requires that revenues and costs incurred with third parties that do not participate in the collaborative arrangements be reported in the statement of operations gross or net pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  Classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature or, in the absence of other applicable authoritative accounting literature, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  EITF 07-01 will be effective for fiscal years beginning after December 15, 2008, which we would be required to implement during our quarter ending July 31, 2009, and applied as a change in accounting principal to all prior periods retrospectively for all collaborative arrangements existing as of the effective date.  Our adoption of EITF 07-01 is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Our adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock  (“EITF No. 07-5”). EITF 07-5 supersedes EITF Issue No. 01-6, The Meaning of 'Indexed to a Company's Own Stock', and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of SFAS 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”).  EITF No. 07-5 sets forth a two-step approach that evaluates an instrument's contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer's own stock (a requirement necessary to comply with the scope exception under SFAS 133).  EITF No. 07-5 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our adoption of EITF No. 07-5 is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1” and “APB 28-1”), which requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments.  FAS 107-1 and APB 28-1 is effective for all interim reporting periods ending after June 15, 2009, which we would be required to adopt during our quarter ending July 31, 2009.  Our adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on our consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, which we would be required to adopt during our quarter ending July 31, 2009.  Our adoption of SFAS No. 165 is not expected to have a material impact on our consolidated financial statements.

3.	SHARE-BASED COMPENSATION

We currently maintain four equity compensation plans referred to as the 1996 Plan, the 2002 Plan, the 2003 Plan, and the 2005 Plan (collectively referred to as the “Option Plans”).  The Option Plans provide for the granting of options to purchase shares of our common stock at exercise prices not less than the fair market value of our common stock at the date of grant.  The options generally vest over a two to four year period and expire ten years from the date of grant, if unexercised.

We account for stock options granted under our Option Plans in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment (Revised 2004).  SFAS No. 123R requires the recognition of compensation expense, using a fair value based method, for costs related to all share-based payments including grants of employee stock options.  In addition, SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods (typically 2 to 4 years).

Total share-based compensation expense related to employee stock option grants for fiscal years ended April 30, 2009, 2008 and 2007 are included in the accompanying consolidated statements of operations as follows:

	2009	2008	2007
Research and development	$475,000	$534,000	$589,000
Selling, general and administrative	382,000	295,000	375,000
Total	$857,000	$829,000	$964,000

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period (typically 2 to 4 years).  The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs.  The expected volatility is based on the daily historical volatility of our stock covering the estimated expected term.  The expected term of options granted subsequent to the adoption of SFAS No. 123R (adopted May 1, 2006) through our quarter ended October 31, 2007 was based on the expected time to exercise using the “simplified” method allowable under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.  Effective November 1, 2007, the expected term reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options and is applied to all option grants subsequent to October 31, 2007.  The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant.  The expected dividend yield assumption is based on our expectation of future dividend payouts.  We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2009, 2008 and 2007, were as follows:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

	Year Ended April 30,
	2009	2008	2007
Risk-free interest rate	3.10%	3.77%	4.83%
Expected life (in years)	6.00	6.02	6.25
Expected volatility	79%	82%	98%
Expected dividend yield	-	-	-

As of April 30, 2009, options to purchase up to 14,193,164 shares of our common stock were issued and outstanding under the Option Plans with a weighted average exercise price of $1.21 per share and expire at various dates through April 14, 2019.  Options to purchase up to 1,261,681 shares of common stock were available for future grant under the Option Plans as of April 30, 2009.

The following summarizes all stock option transaction activity for fiscal year ended April 30, 2009:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, May 1, 2008	14,689,064	$1.24
Granted	644,550	$0.36
Exercised	-	$-
Canceled or expired	(1,140,450)	$1.04
Outstanding, April 30, 2009	14,193,164	$1.21	5.11	$62,000

Exercisable and expected to vest	13,898,377	$1.22	5.04	$60,000
Exercisable, April 30, 2009	11,459,197	$1.36	4.34	$43,000

The weighted-average grant date fair value of options granted during the years ended April 30, 2009, 2008 and 2007 was $0.25, $0.35 and $1.05 per share, respectively.

The aggregate intrinsic value of stock options exercised during the years ended April 30, 2008 and 2007 was $19,000 and $38,000, respectively. Cash proceeds from stock options exercised during the years ended April 30, 2008 and 2007 totaled $27,000 and $59,000, respectively.   No stock options were exercised during fiscal year ended April 30, 2009.

We issue shares of common stock that are reserved for issuance under the Option Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2009, the total estimated unrecognized compensation cost related to non-vested stock options was $1,128,000.  This cost is expected to be recognized over a weighted average vesting period of 2.16 years based on current assumptions.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

Periodically, we grant stock options to non-employee consultants.  The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Share-based compensation expense recorded during fiscal years 2009, 2008 and 2007 associated with non-employees amounted to $9,000, $21,000 and $57,000, respectively.

In addition, during February 2006, our Compensation Committee of the Board of Directors approved a Stock Bonus Plan that remained in effect through April 30, 2007 to promote the interests of the Company and its stockholders by issuing key employees and consultants a predetermined number of shares of the Company’s common stock upon achievement of various research and clinical goals (“Performance Goals”).  Compensation expense associated with shares issued under the Stock Bonus Plan was calculated in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and Related Interpretations, and EITF 96-18.  In accordance with APB No. 25 and EITF 96-18, we recorded compensation expense at each reporting period when it became probable that a Performance Goal under the Stock Bonus Plan would be achieved and this accrual was carefully assessed at each subsequent reporting period and adjusted accordingly until the Performance Goal was actually achieved.  Decreases or increases to these accruals were accounted for as cumulative catch-up adjustments under FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans.  During fiscal year 2007, we recorded $304,000 in share-based compensation expense under the Stock Bonus Plan.

4.	GOVERNMENT CONTRACT

On June 30, 2008, we were awarded a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over an initial 24-month base period, with $14.3 million having been appropriated through the current federal fiscal year ending September 30, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.  Work under this contract commenced on June 30, 2008 and direct costs associated with the contract are included in research and development expense in the accompanying condensed consolidated statements of operations.

5.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes Payable Obligations

On December 9, 2008, we entered into a loan and security agreement pursuant to which we have the ability to borrow up to $10,000,000 (“Loan Agreement”) with MidCap Financial LLC and BlueCrest Capital Finance, L.P.  On December 19, 2008, we received initial funding of $5,000,000.  In addition, we had an option, which expired on June 30, 2009, to borrow a second tranche in the amount of $5,000,000 upon the satisfaction of certain clinical and financial conditions as set forth in the Loan Agreement.   Although we had satisfied the required clinical and financial conditions by June 30, 2009, we determined that exercising the option to borrow the second tranche, and issuing warrant coverage equal to 10% of the second tranche, was not in the best interest of the Company or our stockholders.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

Under the Loan Agreement, the outstanding principal balance each month will bear interest at the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9% (12% at April 30, 2009).  The Loan Agreement allows for interest-only payments during the initial six (6) months or until July 2009 followed by thirty (30) equal monthly principal payments plus interest.  The Loan Agreement, which is secured by generally all assets of the Company, contains customary covenants that, among other things, generally restricts our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant, whereby if our contract with the DTRA (Note 4) is terminated while the loan is outstanding, we would be required to set aside cash and cash equivalents in an amount equal to at least 80% of the outstanding loan balance in a secured account over which we will not be permitted to make withdrawals or otherwise exercise control.  Moreover, the Loan Agreement includes a Material Adverse Change clause whereby if there is a material impairment in the priority of lenders' lien in the collateral or in the value of such collateral, or if we encounter a material adverse change in our business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan, then an event of default can be invoked by the lender.

The terms of the Loan Agreement also include a provision for warrant coverage equal to 10% of each tranche amount divided by the warrant exercise price.  The warrant exercise price was calculated based on the average closing price of our common stock for the 20-day period prior to the date of the Loan Agreement.  The warrants are exercisable immediately, include piggy-back registration rights, and have a five-year term.  In connection with the first tranche advance of $5,000,000, we issued warrants to purchase an aggregate of 1,692,047 shares of our common stock at an exercise price of $0.2955 per share.  The fair value of the warrants was $414,000, and this amount was credited to additional paid-in capital and reduced the carrying value of the debt, reflected as a debt discount in the accompanying consolidated financial statements.  The debt discount is being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  The fair value of the warrants was determined using the Black-Scholes model with the following assumptions:  estimated volatility of 70.72%; risk free interest rate of 2.00%; an expected life of five years; and no dividend yield.

In connection with the Loan Agreement, we also incurred $469,000 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and the short-term and long-term portions of these costs are included in current assets and other long-term assets, respectively, in the accompanying consolidated balance sheet as of April 30, 2009 and are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  Included in debt issuance costs is a final payment fee of $150,000, which is due and payable on the maturity date of the outstanding loan balance, and is equal to 3% of the total amount funded under the Loan Agreement.  The final payment fee payable of $150,000 is classified as other long-term liabilities in the accompanying consolidated balance sheet as of April 30, 2009.

We will make the following note payable principal payments in the years ending April 30:

2010	$1,667,000
2011	2,000,000
2012	1,333,000
Total	$5,000,000

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

During fiscal year 2008, we paid in full the balance of the Notes, which amount was offset by an applied security deposit in the amount of $175,000.  In addition, the remaining security deposit of $150,000 was refunded back to us during fiscal year 2008.

Capital Lease Obligations

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

The equipment purchased under these capital leases is included in property in the accompanying consolidated financial statements at April 30, 2009 as follows:

Laboratory equipment	$13,000
Furniture, fixtures and office equipment	68,000
Less accumulated depreciation	(48,000)
Net book value	$33,000

Minimum future capital lease payments as of April 30, 2009 are as follows:

Year ending April 30:
2010	18,000
2011	4,000
Total minimum lease payments	22,000
Amount representing interest	(1,000)
Net present value minimum lease payments	21,000
Less current portion	17,000
$4,000

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases - In December 1998, we sold and subsequently leased back our two facilities in Tustin, California.  The lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years.  On December 22, 2005, we entered into a First Amendment to Lease and Agreement of Lease (“First Amendment”) with the landlord to our original lease dated December 24, 1998 and extended the original lease term for seven additional years to expire on December 31, 2017 while maintaining our two 5-year renewal options that could extend our lease to December 31, 2027.  Our monthly lease payments will continue to increase at a rate of 3.35% every two years under the First Amendment.  We record rent expense on a straight-line basis and the differences between the amounts paid and the amounts expensed are included in other current liabilities in the accompanying consolidated financial statements.  Annual rent expense under the lease agreement totaled $807,000, during fiscal years 2009, 2008 and 2007.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

At April 30, 2009, future minimum lease payments under all non-cancelable operating leases are as follows:

Year ending April 30:	Minimum Lease Payments
2010	$849,000
2011	854,000
2012	834,000
2013	832,000
2014	850,000
Thereafter	3,232,000
$7,451,000

Legal Proceedings – In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  Although we currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows, however, we were involved with the following lawsuit that recently settled:

On January 12, 2007, we filed a Complaint in the Superior Court of the State of California for the County of Orange against Cancer Therapeutics Laboratories (“CTL”), Alan Epstein (“Dr. Epstein”), Medibiotech Co., Inc. and Shanghai Medipharm Biotech Co., Ltd. (collectively “Medipharm”).  The lawsuit alleged claims for breach of contract, interference with contractual relations, declaratory relief, injunctive relief, and other claims against the defendants.  Our claims stemmed primarily from a 1995 License Agreement with CTL, and amendments to that Agreement ("License Agreement").  We claimed that CTL breached the License Agreement by, among other things, (i) not sharing with Peregrine all inventions, technology, know-how, patents and other information, derived and/or developed in the People’s Republic of China and/or at the CTL laboratory, as was required under the License Agreement; (ii) not splitting revenue appropriately with Peregrine as required under the License Agreement; (iii) utilizing Peregrine's licensed technologies outside of the People’s Republic of China; and (iv) failing to enter a sublicense agreement with a Chinese sponsor obligating the Chinese sponsor to comply with the terms and obligations in the License Agreement.  We also alleged that Medipharm improperly induced CTL to enter into a relationship that did not preserve Peregrine's rights.

On March 28, 2007, CTL filed a cross-complaint, which it amended on May 30, 2007, alleging that we improperly terminated the License Agreement, and that we interfered with CTL’s agreements with various Medipharm entities and were double-licensing the technology that CTL had licensed to Shanghai Medipharm.

On February 22, 2008, Medipharm filed a cross-complaint alleging, as third party beneficiaries, that we breached the Agreement by double-licensing the technology licensed to CTL to another party, intentionally interfered with a prospective economic advantage, and unjust enrichment.

On April 16, 2009, we signed a settlement agreement with Medipharm (“April Settlement Agreement”) providing for a settlement and release of all claims with respect to our previously disclosed litigation with Medipharm.  Under the April Settlement Agreement, we agreed to dismiss our respective claims against each other with prejudice.  In connection with the April Settlement Agreement (1) Medipharm agreed not to sell radiolabelled TNT Products outside of the Peoples Republic of China (“PRC”) and we agreed not to sell radiolabelled TNT Products within the PRC; (2) Medipharm agreed that NHS76 (a fully human equivalent antibody to Cotara) is not part of the License Agreement; (3) Medipharm agreed to deliver to CTL 1.9 million shares of Medibiotech Co. Inc. stock; and (4) we relinquished any and all claims we had with respect to Shanghai Medipharm's use of Vivatuxin, murine clone (TNT-1), or any chimeric clone derived from any TNT murine clone developed by Medipharm and product derived thereof in the PRC (with the exception of claims we may choose to assert related to rhTNT-IL2).  Otherwise, the April Settlement Agreement contained a general release between the Company and Medipharm of all claims arising out of the License Agreement or the matters of the lawsuit between the parties.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

On June 4, 2009, we signed a settlement agreement (the “June Settlement Agreement”) with CTL, Dr. Epstein, Clive Taylor, M.D. and Peisheng Hu, M.D. (collectively, the “CTL Parties”), providing for a settlement and release of all claims with respect to our previously disclosed litigation with those CTL Parties.  Under the June Settlement Agreement, the parties dismissed all of their claims against each other in the lawsuit.  In connection with the June Settlement Agreement, (1) we agreed to pay to CTL the sum of four hundred thousand dollars ($400,000) in eight equal monthly installments of fifty thousand dollars ($50,000) commencing upon execution of the June Settlement Agreement and continuing on the first business day of each succeeding month until paid in full, which amount is included in selling, general and administrative expenses in the accompanying consolidated financial statements during fiscal year 2009, (2) CTL agreed to issue to us 950,000 shares of Medibiotech (which represents fifty percent (50%) of the shares of Medibiotech to be issued to and owned by CTL under the April Settlement Agreement), and (3) we entered into a license agreement with Dr. Epstein effective as of September 20, 1995, pursuant to which Dr. Epstein granted us (i) a fully paid-up, royalty free, exclusive worldwide license to the murine clone TNT1 and (ii) a fully paid-up, royalty free, non-exclusive worldwide (except in the Peoples Republic of China) license to the murine clones TNT2 and TNT3.  The foregoing license grants include our right to grant sublicenses, to make, have made, modify, have modified, use, sell and offer for sale, murine clone TNT1, TNT2 and TNT3 products and derivatives thereof, but not to sell the murine clones.  We also granted back to Dr. Epstein a limited, fully paid-up, royalty free, exclusive license to the murine clone TNT1, with the right to grant sublicenses, to make, have made, modify, have modified, offer to sell, sell and use the murine clone TNT1 and its products solely in the Peoples Republic of China effective as of August 29, 2001.  In consideration of the foregoing license grants, we paid Dr. Epstein the sum of one thousand dollars ($1,000), which amount was deducted from the initial $50,000 payment.  In addition, the June Settlement Agreement contained full general releases between the Company and the CTL parties.

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

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

Anti-Phosphatidylserine (“Anti-PS”) Program

Bavituximab is the generic name for our first product in clinical trials under our Anti-PS technology platform.  In August 2001, we exclusively in-licensed the worldwide rights to this technology platform from the University of Texas Southwestern Medical Center at Dallas.  During November 2003 and October 2004, we entered into two non-exclusive license agreements with Genentech, Inc. to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our Anti-PS program.  During December 2003, we entered into an exclusive commercial license agreement with an unrelated entity covering the generation of the chimeric monoclonal antibody, bavituximab.  In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to the Anti-PS technology, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales and/or a percentage of sublicense income.  Our aggregate future milestone payments under the above in-licensing agreements are $6,850,000 assuming the achievement of all development milestones under the agreements through commercialization of products, of which, $6,400,000 is due upon approval of the first Anti-PS product.  In addition, under one of the agreements, we are required to pay future milestone payments upon the completion of Phase II clinical trial enrollment in the amount of 75,000 pounds sterling, the amount of which will continue as an annual license fee thereafter, plus a royalty on net sales of any products that we market that utilize the underlying technology.  In the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty on net sales.  We do not anticipate making any milestone payments under these agreements for at least the next fiscal year.

During fiscal year 2008, we expensed $50,000 upon the completion of clinical milestones in accordance with in-licensing agreements covering our Anti-PS technology platform, which amount is included in research and development expense in the accompanying consolidated financial statements.  We did not incur any milestone related expenses during fiscal years 2009 and 2007.

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

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

During fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with an unrelated entity regarding the generation and commercialization of up to fifteen fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates.  These agreements incorporate the various binding term sheets we entered into with the unrelated entity during June 2003, September 2004, and November 2004.  Under the terms of the research collaboration agreement, we pay a non-refundable upfront technology access fee for each human antibody project initiated.  In addition, under the terms of the development and commercialization agreement, we are obligated to pay future milestones payments based on the achievement of development milestones, plus a royalty on net sales.  Our aggregate future milestone payments range from $5.75 million to $6.35 million per fully human antibody generated by the unrelated entity upon the achievement of certain development milestones through commercialization.  During fiscal year 2009, we expensed $255,000 in non-refundable upfront technology access fees under the research collaboration agreement upon the initiation to generate one fully human monoclonal antibody, the amount of which is included in research and development expense in the accompanying consolidated financial statements.  We did not incur any non-refundable upfront technology access fees during fiscal years 2008 and 2007.  We also do not anticipate making any milestone payments for at least the next fiscal year under these agreements.

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

During September 1995, we entered into an agreement with Cancer Therapeutics, Inc., a California corporation, whereby we granted to Cancer Therapeutics Laboratories, Inc. (“CTL”) the exclusive right to sublicense TNT to a major pharmaceutical company solely in the People’s Republic of China.  In accordance with the June Settlement Agreement (Note 6), CTL agreed to issue to Peregrine 950,000 shares of Medibiotech (which represents 50% of the shares of Medibiotech owned by CTL) in lieu of any of the financial terms included in the September 1995 agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

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

During February 2007, we entered into an amended and restated license agreement with SuperGen, Inc. (“SuperGen”) revising the original licensing deal completed with SuperGen in February 2001 to license a segment of our VTA technology, specifically related to certain conjugates Vascular Endothelial Growth Factor (“VEGF”).  Under the terms of the amended and restated license agreement, we will receive annual license fees of up to $200,000 per year payable in cash or SuperGen common stock until SuperGen files an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology.  In addition, we could receive up to $8.25 million in future payments based on the achievement of all clinical and regulatory milestones combined with a royalty on net sales, as defined in the agreement, as amended.  We could also receive additional consideration for each clinical candidate that enters a Phase III clinical trial by SuperGen.  As of April 30, 2009, SuperGen has not filed an Investigational New Drug Application in the United States utilizing the VEGF conjugate technology.

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

Peregrine will be entitled to redeem the Rights at $0.001 per Right at any time prior to a person or group achieving the 15% threshold.  The Rights will expire on March 16, 2016.

Increased Authorized Shares Of Common Stock

On October 22, 2007, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 250,000,000 to 325,000,000.  In November 2007, we filed an amendment to our Certificate of Incorporation with the Secretary of State of Delaware which effected the foregoing increase in the number of shares authorized.

Financing Under Shelf Registration Statements On Form S-3

During January 2007, we filed a registration statement on Form S-3, File Number 333-139975 (“January 2007 Shelf”) which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, shares of common stock for proceeds up to $30,000,000.  As of June 30, 2009, we had raised the $30,000,000 in gross proceeds permitted under the January 2007 Shelf registration statement under the following agreements:

On June 28, 2007, we entered into a Securities Purchase Agreement with several institutional investors whereby we sold 30,000,000 shares of our common stock in exchange for gross proceeds of $22,500,000 under the January 2007 Shelf.  We received net proceeds of $20,859,000 after deducting placement agent fees and estimated costs associated with the offering.

On March 26, 2009, we entered into an At Market Issuance Sales Agreement (“AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our January 2007 Shelf, for aggregate gross proceeds of $7,500,000.  Shares of common stock sold under this arrangement were to be sold at market prices.  As of April 30, 2009, we had sold 1,477,938 shares of common stock under the AMI Agreement for aggregate net proceeds of $550,000.  Subsequent to April 30, 2009, we sold and additional 9,275,859 shares of common stock under the AMI Agreement for aggregate net proceeds of $6,685,000 after deducting commissions of 3% paid to Wm Smith & Co.  As of June 30, 2009, we had raised the aggregate gross proceeds of $7,500,000 permitted under the AMI Agreement.

During fiscal year 2007, we entered into two separate financing transactions under a shelf registration statement on Form S-3, File Number 333-132872, which was declared effective by the Securities and Exchange Commission, allowing us to issue, from time to time, in one or more offerings, up to 15,000,000 shares of our common stock.  The following table summarizes the two financing transactions we entered into during fiscal year 2007 under this shelf registration statement:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

Description of Financing Transaction	Number of Shares of Common Stock Issued	Net Issuance Value
Common stock purchase agreement dated June 16, 2006	9,285,714	$12,970,000
Common stock issued to unrelated entities for research services	862,832	$931,000
	10,148,546	$13,901,000

Shares Of Common Stock Authorized And Reserved For Future Issuance

In accordance with our shares reserved for issuance under our stock option plans and warrant agreements, we have reserved 26,422,751 shares of our common stock at April 30, 2009 for future issuance, calculated as follows:

Number of shares reserved
Options issued and outstanding	14,193,164
Options available for future grant	1,261,681
Warrants issued and outstanding	1,692,047
Shares reserved for issuance under AMI Agreement	9,275,859
Total shares reserved	26,422,751

9.	WARRANTS

Granted - As of April 30, 2009, we had warrants outstanding to purchase up to 1,692,047 shares of our common stock at an exercise price of $0.2955 per share and an expiration date of December 19, 2013.  These warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008, as further discussed in Note 5.  There were no warrants granted during fiscal years 2008 and 2007.

Exercised - During fiscal year 2008, warrants to purchase 53,416 shares of our common stock were exercised for net proceeds of $46,000.  During fiscal year 2007, warrants to purchase 6,266,788 shares of our common stock were exercised for net proceeds of $4,836,000.  There were no warrants exercised during fiscal year 2009.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

Segment information is summarized as follows:

	2009	2008	2007
Contract manufacturing services revenue	$12,963,000	$5,897,000	$3,492,000
Cost of contract manufacturing services	9,064,000	4,804,000	3,296,000
Gross profit	$3,899,000	$1,093,000	$196,000

Revenues from products in research and development	$5,188,000	$196,000	$216,000
Research and development expense	(18,424,000)	(18,279,000)	(15,876,000)
Selling, general and administrative expense	(6,979,000)	(7,150,000)	(6,446,000)
Other income (expense), net	(208,000)	964,000	1,114,000
Net loss	$(16,524,000)	$(23,176,000)	$(20,796,000)

Revenue generated from our contract manufacturing segment was from the following customers:

	2009	2008	2007
Customer revenue as a % of revenue:
United States (one customer)	57%	84%	11%
Germany (one customer)	25%	7%	51%
Canada (one customer)	16%	3%	0%
Australia (one customer)	0%	2%	14%
China (one customer)	0%	0%	10%
Other customers	2%	4%	14%
Total customer revenue as a % of revenue	100%	100%	100%

Revenue generated from our products in our research and development segment during fiscal year 2009 were primarily from revenue earned under the government contract with the DTRA (Note 4).  The remainder of revenue generated from our products in our research and development segment during fiscal year 2009 was from an annual license fee received under our license agreement with SuperGen, Inc. (Note 7).  Revenue generated from our products in our research and development segment during fiscal years 2008 and 2007 was from revenue earned under various license agreements including SuperGen, Inc.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	2009	2008
Long-lived Assets, net:
Contract manufacturing services	$1,531,000	$1,825,000
Products in research and development	150,000	233,000
Total long-lived assets, net	$1,681,000	$2,058,000

11.	INCOME TAXES

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

It is our policy to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statement of operations.  We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2009 and 2008, and we did not accrue for interest or penalties as of April 30, 2009 and 2008.

We are primarily subject to U.S. federal and California state jurisdictions.  To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

The adoption of FIN No. 48 did not impact our financial condition, results of operations, or cash flows.  At April 30, 2009, we had total deferred tax assets of $6,327,000.  Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our total deferred tax assets.  Additionally, the future utilization of our net operating loss and general business and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.  We have not yet performed a Section 382 analysis to determine the limitation of the net operating loss and general business and research and development credit carry forwards.  Until this analysis has been performed, we have removed the deferred tax assets for net operating losses of $70,136,000 and general business and research and development credits of $118,000 generated through April 30, 2009 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance.  When this analysis is finalized, we plan to update our unrecognized benefits under FIN No. 48.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

At April 30, 2009, we had federal net operating loss carry forwards and tax credit carry forwards of approximately $177,376,000 and $118,000, respectively.  The net operating loss carry forwards expire in fiscal years 2010 through 2029.  The net operating losses of $2,986,000 applicable to Vascular Targeting Technologies, our wholly-owned subsidiary, can only be offset against future income of that subsidiary.  The tax credit carry forwards begin to expire in fiscal year 2010 and are available to offset the future taxes of our subsidiary.  We also have state net operating loss carry forwards of approximately $111,182,000 at April 30, 2009, which begin to expire in fiscal year 2015.

The provision for income taxes consists of the following for the three years ended April 30, 2009:

	2009	2008	2007
Provision for federal income taxes at statutory rate	$(5,618,000)	$(7,880,000)	$(7,071,000)
State income taxes, net of federal benefit	(926,000)	(1,309,000)	(1,202,000)
Expiration and adjustment of loss carry forwards	3,917,000	64,484,000	73,000
Change in valuation allowance	2,405,000	(55,510,000)	8,132,000
Other, net	222,000	215,000	68,000
Income tax (expense) benefit	$-	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.  Significant components of our deferred tax assets at April 30, 2009 and 2008 are as follows:

	2009	2008

Stock-based compensation	$1,988,000	$1,891,000
Deferred revenue	3,046,000	875,000
Accrued liabilities	1,293,000	1,156,000
Total deferred tax assets	6,327,000	3,922,000
Less valuation allowance	(6,327,000)	(3,922,000)
Net deferred tax assets	$-	$-

12.	BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all regular employees who are at least the age of 21 and have three or more months of continuous service.  The Plan provides for employee contributions of up to 100% of their compensation or a maximum of $16,500.  We made no matching contributions to the Plan since its inception.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30, 2009	January 31, 2009	October 31, 2008	July 31, 2008	April 30, 2008	January 31, 2008	October 31, 2007	July 31, 2007
Net revenues	$7,867,000	$6,826,000	$1,941,000	$1,517,000	$901,000	$1,675,000	$1,892,000	$1,625,000
Loss from operations	$(3,372,000)	$(3,234,000)	$(4,550,000)	$(5,160,000)	$(6,297,000)	$(6,402,000)	$(6,553,000)	$(4,888,000)
Net loss	$(3,609,000)	$(3,332,000)	$(4,497,000)	$(5,086,000)	$(6,159,000)	$(6,154,000)	$(6,207,000)	$(4,656,000)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.02)	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$(0.02)

PEREGRINE PHARMACEUTICALS, INC.	SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2009 (continued)

Description	Balance at Beginning of period	Charged to deferred revenue	Deductions	Balance at end of period

Valuation reserve for unbilled receivables for the year ended April 30, 2007	$-	$-	$-	$-

Valuation reserve for unbilled receivables for the year ended April 30, 2008	$-	$-	$-	$-

Valuation reserve for unbilled receivables for the year ended April 30, 2009	$-	$51,000	$-	$51,000