Form 10-K/A
period 2009-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2009-08-07
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K/A
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________  to ________

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates as of October 31, 2008 was 58,026,551. (1)

Number of shares of Common Stock outstanding as of August 6, 2009:  236,968,914
_________
(1) Excludes 3,031,574 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of October 31, 2008.

PEREGRINE PHARMACEUTICALS, INC.

Fiscal Year 2009 10-K/A Annual Report

EXPLANATORY NOTE

Peregrine Pharmaceuticals, Inc. (the “Company”) filed a Form 10-K for its fiscal year ended April 30, 2009 (the "Original Filing") with the Securities and Exchange Commission (the "SEC") on July 14, 2009.  This Amendment is being filed for the purpose of providing the information required by Part III of Form 10-K that was not included in the Original Filing.  The Part III information omitted from the Original Filing was intended to be incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the "Proxy Statement"), however, the SEC has provided the Company with an option to incorporate Part III information into this Form 10-K/A as a means to expedite the effectiveness of the Company’s Registration Statement on Form S-3, as filed with the SEC on July 14, 2009.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except (i) as required to reflect the additional information included in Part III of this Form 10-K/A; (ii) to reflect in Item 15 of Part IV currently dated certifications from the Chief Executive Officer and Chief Financial Officer of Peregrine Pharmaceuticals, Inc. as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, which are attached hereto as Exhibits 31.1, 31.2; and (iii) to update the Exhibit Index to reflect two additional exhibits.

As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “we”, “us”, “our”, “Company” and “Peregrine” refer to Peregrine Pharmaceuticals, Inc., and our wholly owned subsidiary, Avid Bioservices, Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information with respect to our current directors is set forth below.

Name and Age	Principal Occupation and Business Experience	Director Since
Carlton M. Johnson (age 49)
Mr. Johnson has served as a director since November 1999.  Mr. Johnson currently serves as in-house legal counsel for Roswell Capital Partners, LLC and has served as in-house legal counsel for Equiplace Securities, LLC and Swartz Investments, LLC since 1996.  Mr. Johnson has been an active member of the Alabama State Bar since 1986, the Florida Bar since 1988, and the State Bar of Georgia since 1997.  He has been a shareholder in the Florida AV-rated, Bar-registered firm of Smith, Sauer, DeMaria & Johnson and Vice President and President-Elect of the 600 member Escambia-Santa Rosa Bar Association.  He also served on the Florida Bar Young Lawyers Division Board of Governors.  Mr. Johnson earned his degree with high honors in History/Political Science at Auburn University and his Juris Doctor, also with high honors, at Samford University – Cumberland School of Law.  Mr. Johnson also serves on the board of Patriot Scientific Corporation and CryoPort, Inc., both publicly traded companies.

1999
Steven W. King (age 45)
Mr. King has served as our President and Chief Executive Officer since March 2003.  From August 2002 to such date, Mr. King served as Chief Operating Officer of Peregrine.  From February 2000 to August 2002, Mr. King served as our Vice President of Technology and Product Development.  Mr. King joined Peregrine in 1997 in the capacity of Director of Research and Development.  Mr. King was responsible for planning and launching our wholly owned contract manufacturing subsidiary, Avid Bioservices, Inc., in 2002.  Mr. King has served as the President of Avid since its inception.  Mr. King was previously employed at Vascular Targeting Technologies, Inc. (formerly known as Peregrine Pharmaceuticals, Inc.), a company we acquired in 1997, which held the rights to the Vascular Targeting Agent technology.  Mr. King previously worked with Dr. Philip Thorpe, inventor of our Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutic and VTA technology platforms, at the University of Texas Southwestern Medical Center at Dallas and is a co-inventor on over 40 U.S. and foreign patents and patent applications in the Vascular Targeting Agent field.  Mr. King received his Bachelor’s and Master’s degrees from Texas Tech. University in Cell and Molecular Biology.
2003

Name and Age	Principal Occupation and Business Experience	Director Since
David H. Pohl (age 72)
Mr. Pohl served as Chairman of the Board, President and CEO of Patriot Scientific Corporation from June 2005 to June 2007, and was a member of its board of directors from April 2001 until February 2008.  Mr. Pohl also served as an officer of Patriot from January 2001 to March 2002.  He is currently Chairman of the Board of Wellness.com, Inc., a privately held Internet enterprise, and two of its affiliates.  Mr. Pohl was in the private practice of law counseling business clients from 1997 to 2005, and from 1995 to 1996 was Special Counsel to the Ohio Attorney General regarding entrepreneurial investments by state employee pension funds.  Previously, he was a Senior Attorney with Jones Day Reavis & Pogue, a large U.S. law firm, and held positions as a senior officer and general counsel in large financial services corporations that developed assets of more than $1 billion.  Mr. Pohl is a member of the Corporate Directors Forum of San Diego, the Intellectual Property Law and Business Law Sections of the State Bar of California, has served as a member of the Board of Governors of the Corporate Counsel Section of the Ohio State Bar Association, and is an Emeritus member of the Board of Directors of the American Financial Services Association, Washington, D.C. Mr. Pohl earned a Juris Doctor degree from the Ohio State University College of Law, and also holds a B.S. in Administrative Sciences from Ohio State.

2004
Eric S. Swartz (age 53)
Mr. Swartz is the founder and President of Roswell Capital Partners, LLC and was the founder and former President of Equiplace Securities, LLC and Swartz Investments, LLC, a company he started in 1993.  Prior to 1993, Mr. Swartz was a Vice President at Bear Stearns & Co. specializing in foreign institutional equity investments in U.S. securities.  Prior to that, Mr. Swartz was a Vice President with Oppenheimer & Co., where he was involved in overseas placements of equity and debt for institutions in Germany, Austria, Switzerland, France, Australia, and New Zealand.  Mr. Swartz has 26 years of experience in the securities business.
1999

 Executive Officers

The following table sets forth information as of August 6, 2009 regarding our current executive officers:

Name	Age	Position
Steven W. King	45	President and Chief Executive Officer, Director
Paul J. Lytle	41	Chief Financial Officer and Corporate Secretary
Shelley P.M. Fussey, Ph.D	43	Vice President, Intellectual Property
F. David King	54	Vice President, Business Development
Joseph S. Shan	36	Vice President, Clinical & Regulatory Affairs

The following biographies describe the business experience of our executive officers. (For the biography of Mr. Steven W. King, see “Directors” above.)

Paul J. Lytle has served as Chief Financial Officer since August 2002 and has over 15 years of finance and accounting experience.  Mr. Lytle oversees various functions, including finance and accounting, financial reporting, Corporate Governance, investor relations, human resources and information technology.  Mr. Lytle started with Peregrine in March 1997 as Corporate Controller and has held positions of increasing responsibility at the Company.  Mr. Lytle was promoted to Vice President of Finance and Accounting and was elected as the Company’s Corporate Secretary in 2000.  Prior to joining Peregrine, Mr. Lytle worked for Deloitte & Touche LLP.  Mr. Lytle holds a BS in Business Administration from the California State University at Long Beach and is a certified public accountant in the State of California and a member of the American Institute of Certified Public Accountants.

Shelley P.M. Fussey, Ph.D. has served as our Vice President, Intellectual Property since February, 2005.  Dr. Fussey plays a key role in our U.S. and international patenting, patent analysis and patent defense.  Dr. Fussey's expertise includes patent strategy for technologies developed both in-house and in-licensed from universities. She has broad experience in intellectual property consulting for areas including cancer treatment, immunology, and antiviral technology, as well as other areas central to pharmaceutical and biotechnology drug development.  Prior to joining Peregrine, Dr. Fussey worked for the law firms of Williams, Morgan & Amerson and Arnold, White and Durkee. She holds a Ph.D. in Biochemistry, and a B.Sc. in Biochemistry with First Class Honours (Summa Cum Laude) from the University of Newcastle upon Tyne, UK.

F. David King has served as Vice President of Business Development since October 2005, has over 20 years of commercial experience in the biopharmaceutical industry, including sales, marketing and extensive business development experience.  His expertise in this area has led to the completion of significant corporate partnering deals with industry partners.  He has identified, negotiated and closed a wide range of transactions including out-license, in-license, co-promotion and joint development and marketing agreements.  Mr. King has an extensive network of contacts at biopharmaceutical companies in North America, Europe and Asia.  Mr. King was formerly employed with Medinox, Inc., in San Diego, where he served as Vice President, Corporate Development. Previously, Mr. King held several executive and management level positions at various pharmaceutical companies, including Maxim Pharmaceuticals, DepoTech Corporation (now SkyePharma Ltd.), and Glaxo Inc. (now GlaxoSmithKline).  He began his pharmaceutical industry career in sales and marketing for Stuart Pharmaceuticals (now AstraZeneca). Mr. King holds a bachelor’s degree in Business Administration from Goshen College in Goshen, Indiana.

Joseph S. Shan has served as Vice President, Clinical & Regulatory Affairs since March 2009 and has served as our head of Clinical and Regulatory Affairs since January 2003.  He is responsible for the design and execution of our clinical trials and overseeing regulatory submissions.  Since joining Peregrine in 2000, Mr. Shan has been instrumental in advancing the clinical development of the Company's bavituximab and Cotara® antibody products. Prior to joining Peregrine, Mr. Shan held positions of increasing responsibility in clinical and regulatory affairs at Edwards Lifesciences (formerly Baxter Healthcare Corporation) and Sulzer Medica.  Mr. Shan received his B.S. degree in Physiological Sciences from the University of California, Los Angeles and his M.P.H. degree from the George Washington University in Washington, DC.  He is a member of the American Society of Clinical Oncology, the Association of Clinical Research Professionals and the Regulatory Affairs Professionals Society

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC and with The NASDAQ Stock Market.  Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  Based solely on our review of the copies of such reports we received, and written representations from certain Reporting Persons that no other reports were required for those persons, to the best of our knowledge, we believe that during the year ended April 30, 2009, each of the Reporting Persons met all applicable Section 16(a) filing requirements.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics on April 29, 2004 that applies to all of our directors, employees and officers, including our principal executive officer, our principal financial officer, our director of finance and accounting, and persons performing similar functions.  Our Code of Business Conduct and Ethics is available on our web site at www.peregrineinc.com (this website address is not intended to function as a hyperlink, and the information contained on the Company’s website is not intended to be a part of this Report on Form 10-K/A).  Any material amendments or waivers relating to the Code of Conduct and Ethics will be disclosed on our web site referenced in this paragraph within four business days following the date of such amendment or waiver.

Shareholder Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Our Board of Directors has established an Audit Committee.  The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of the independent auditors, and responsibility for reviewing and discussing, prior to filing or issuance, with management and the independent auditors (when appropriate) the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K. The Audit Committee carries out its responsibilities in accordance with the terms of its charter.  Our Board of Directors adopted its charter for our Audit Committee on April 29, 2004, and the charter is available on our web site at www.peregrineincin.com (this website address is not intended to function as a hyperlink, and the information contained on the Company’s website is not intended to be a part of this Report on Form 10-K/A).  The Audit Committee of our Board of Directors has determined that Mr. Carlton M. Johnson is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and is independent under the current listing standards of NASDAQ.  The Audit Committee meets the NASDAQ composition requirements, including the requirements regarding financial literacy and financial sophistication.  The current Audit Committee members are Mr. Carlton M. Johnson (chairman of the committee), Mr. David H. Pohl and Mr. Eric S. Swartz.  Each of these members is independent under NASDAQ listing standards currently in effect.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our Named Executive Officers during fiscal year 2009 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for fiscal year 2009. We also describe various actions regarding Named Executive Officers compensation taken before or after fiscal year 2009 when we believe it enhances the understanding of our executive compensation program.

Compensation Philosophy and Policies

Executive compensation programs affect all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations.  Because we believe the performance of every employee is important to our success, we are mindful of the effect executive compensation and incentive programs have on all of our employees.

Our Compensation Committee (the “Committee”) continuously evaluates the performance, and no less frequently than annually, determines or modifies the compensation of our Chief Executive Officer (“CEO”) and our other executive officers based upon a number of factors, including our attainment of certain corporate goals and clinical milestones approved by the Committee, individual performance and contribution towards the attainment of our corporate goals, levels of responsibility and experience, and breadth of knowledge.  In addition, we currently do not fund retirement programs, company cars or other expensive perquisites for our executives.

The employment market for personnel and executives with experience in the biotechnology and pharmaceutical industry in Southern California is very competitive because there are several pharmaceutical, biotechnology and medical device companies in that region.  The majority of our competitors in this geographic area have more resources than we do which makes it more difficult for us to hire and retain key personnel.  As a result, the Committee must establish compensation packages that will enable the Company to be competitive with the local market.

Given the competitive environment in which we operate, the compensation philosophy of the Committee with respect to our executive officers, including the CEO, is:

•
to maintain an overall compensation structure designed to attract, retain and motivate executives of outstanding ability who are critical to our long-term success by providing appropriate levels of risk and reward, in proportion to individual contribution and performance;

•
to establish appropriate incentives to further the Company’s long-term strategic plan and to hold executives accountable, through their compensation, for their individual and corporate performance; and

•	to align the interests of executives with those of the stockholders.

The Chief Executive Officer, who attends most meetings of the Compensation Committee, assists the Committee in determining the compensation of all other executive officers by, among other things:

•	setting the base salaries of the other executive officers within limits established by the Committee;
•
establishing annual individual performance objectives for the other executive officers and evaluating their performance against such objectives (the Committee reviews these performance evaluations); and

•	making recommendations, from time to time, for special stock grants or stock option grants (e.g., for motivational or retention purposes) to other executive officers.

The other executive officers do not have a role in determining their own compensation, other than discussing their annual individual performance objectives with the President and Chief Executive Officer.

Components of Our Executive Compensation Program

We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation or between cash and non-cash compensation.  Instead, the Committee, after reviewing information gathered from an outside compensation database, determines subjectively what it believes to be the appropriate level and mix of the various compensation components.

The primary elements of our executive compensation program are:

•	base salary;
•	annual discretionary and/or incentive bonuses paid in cash or stock;
•	stock option awards;
•	perquisites and other benefits; and
•	employment agreements and severance and change-in-control benefits.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives.  When establishing base salaries for fiscal year 2009, the Committee considered various data regarding the base salaries of executive officers in comparable positions at other biotechnology companies.  Additional factors included, but were not limited to, company size, market capitalization, stage of development of a company’s products and geographic location.  The Committee also considered the individual experience level and actual performance of each executive officer in light of Peregrine’s needs and objectives.  The Committee did not retain the services of a compensation consultant because it felt that compensation levels were well within the range of comparable companies in the geographical area, and therefore did not feel the additional cost was justifiable.

Base salaries are reviewed at least annually by the Committee, and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience, subject to minimum salary requirements set forth in applicable employment agreements.  Base salaries may be increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives as well as our combined success in meeting corporate goals, including research and clinical milestones.  An executive’s base salary is also evaluated by reviewing the executive’s other compensation components to ensure that the executive’s total compensation is in line with our overall compensation philosophy as discussed above.

In March 2009, the Committee set the compensation for four of our five executive officers and approved their employment agreements.  Because their base salaries had not been increased since May 7, 2006, pursuant to their respective employment agreements, Mr. Steven W. King’s and Mr. Paul J. Lytle’s then current annual base salaries of $353,750 and $276,188, respectively, were retroactively increased by an additional five percent effective on each of May 1, 2007 and May 1, 2008.  The payment of the aggregate 2007 and 2008 retroactive increases to their base salaries was deferred until the sooner of (i) a change-in-control event, (ii) termination of employment (iii) or the approval of such payment by the compensation committee of the Board of Directors.  Payment of the deferred amounts was approved by the Committee in June 2009.  Pursuant to Mr. Shan’s employment agreement, his annual base salary was retroactively increased to $203,490 effective as of March 2, 2008, representing an increase of five percent over his most recent annual base salary, with payment of the new base salary commencing immediately with the Company’s next pay period (which also included a one-time adjustment equal to the unpaid portion of such increase from March 2, 2008).  Pursuant to Dr. Fussey’s employment agreement, her annual base salary was retroactively increased to $275,000 effective as of April 7, 2008, an increase of ten percent over her most recent annual base salary, with payment of the new base salary commencing immediately with the Company’s next pay period (including a one-time adjustment equal to the unpaid portion of such increase from April 7, 2008).

The annual base salary of our executive officers for fiscal year 2010 are as follows:
Named Executive Officer and Position	Annual Base Salary($)
Steven W. King, President and Chief Executive Officer, Director	390,009
Paul J. Lytle, Chief Financial Officer and Corporate Secretary	304,497
Shelley P.M. Fussey, Ph.D, Vice President, Intellectual Property	275,000
F. David King, Vice President, Business Development	210,000
Joseph S. Shan, Vice President, Clinical & Regulatory Affairs	203,490

Discretionary Annual Cash Bonus

The employment agreements that we entered into during March 2009 with Messrs. Steven W. King, Paul J. Lytle and Joseph S. Shan and Dr. Shelley P.M. Fussey provide for annual discretionary bonuses as may be determined by our Board of Directors.  Annual cash bonuses are intended to motivate executives and compensate them for achieving financial and operational goals and individual performance objectives.  The annual discretionary bonuses may be in an amount up to a predetermined percentage of such executive’s then current base salary as follows: Mr. King – 100%; Mr. Lytle – 50%; Dr. Fussey – 30%; and Mr. Shan – 30%.  The Board of Directors did not authorize the payment of any discretionary bonuses for fiscal year 2009.

The Committee believes that a necessary component of our executive compensation program is an annual incentive bonus.  Although the Company and its employees achieved a number of important milestones during fiscal year 2009, the Committee did not implement a formal incentive bonus program for executives in an effort to conserve financial resources during fiscal year 2009.

Stock Option Awards and Grant Practices

Based on market practice and our objective to align executives’ interest with those of our stockholders, we currently use stock options as the sole form of long-term incentive compensation for executives and other employees.  Stock awards to our executive officers are periodically granted by the compensation committee of Board of Directors at their discretion.  The grant date of annual and other grants is either on the date the compensation committee approves the grants or on a pre-selected later date, such as a future hire date.  During the fiscal year ended April 30, 2009, the Committee did not authorize the grant of any stock options to executive officers or non-employee directors due to the limited number of stock options available for grant under our current stock option plans.

Employment Agreements, Severance and Change-in-Control Benefits

We have employment agreements with Messrs. Steven W. King, Paul J. Lytle and Joseph S. Shan and Dr. Shelley P.M. Fussey providing for severance payments and accelerated vesting benefits triggered by various termination events. For a description of these agreements and our potential payment obligations, please see "Overview of Employment Agreements and Potential Payments Upon Termination or a Change of Control" and the related tabular disclosure below.

When entering into employment agreements which provide for post-termination compensation for our Named Executive Officers, the Committee considers, among multiple factors, peer company practice, retention needs and consistency of post-termination compensation among our executives. Gains from prior equity awards are not a material consideration in setting the level of such compensation. In particular, we believe such employment agreements benefit us and our stockholder by attracting and retaining executives in a marketplace where such protections are commonly offered by our peer companies.  We also believe that severance protection triggered by a change-in-control allows our executives to assess a potential change of control objectively, from the perspective of what is best for our stockholders, without regard to the potential impact of the transaction on their own job security. Further, we believe the severance protection offered under the employment agreements are balanced with the interests of Peregrine and its stockholders, as the executives are bound by non-disclosure, non-competition, and non-solicitation arrangements and must execute a general release in favor of Peregrine as a condition to receiving benefits under these agreements.  All of the Named Executive Officers are “at will” employees.

These employment agreements, other than Mr. King’s and Mr. Lytle’s which renew in 2011, are subject to renewal annually and, as part of the Committee's review of all of our executive compensation practices, will be reviewed to ensure that they continue to serve our interests in retaining these key executives, remain consistent with packages offered by our peers, and provide reasonable levels of severance protection and compensation.

Perquisites and Other Benefits

We maintain broad-based benefits that are provided to all employees, including health, dental, and vision insurance, life and disability insurance and a 401(k) plan.  Under the 401(k) plan, executive officers are allowed to contribute on the same basis as other employees of the Company as determined by IRS regulations.  To date, we have not made any matching employee contributions to the 401(k) plan.  In addition, executive officers are eligible to participate in the same employee benefit plans as all other employees.  The cost of health and dental insurance was 100% covered by the Company for executive officers during fiscal year 2009.  In addition, all employees, including executive officers, receive $50,000 in term-life insurance, long-term disability benefits, monthly dues for a health club membership (discontinued in July 2008), and vision insurance at no cost to the employee.  We also provide all employees, including executive officers, the option to make pre-tax payroll deductions up to $2,500 per year under a flexible spending account plan that can be utilized for out-of-pocket medical, dental and other allowable expenses.  The Company also provides paid-time-off benefits to cover vacation and sick time and annually determined Company holidays.

Factors for Determining Compensation

Performance.  One of the primary objectives of our compensation program is to motivate our executive officers to achieve our short and long-term strategic goals.  These goals are tied to, among other things, the advancement of our product pipeline, the attainment of clinical and regulatory milestones, the development, acquisition and out-licensing of key technologies, and the securing of capital funding.  In addition to linking compensation to the attainment of preapproved goals, individual performance is assessed on the basis of more subjective, non-formulaic, criteria, such as:

•	involvement in, and responsibility for, the development and implementation of our strategic plans and the attainment of our strategic and operating objectives;
•	participation in the achievement of strategic or regulatory milestones;
•	contribution to the management team and application of managerial leadership skills;
•	involvement in accessing capital to fund our research and development operations and other business activities; and
•	role in protecting and realizing the value of our intellectual property.

Market Benchmarks.  We believe that our select peer group provides useful information to help us establish competitive compensation practices and levels of compensation that allow us to attract, retain and motivate a talented executive team and, at the same time, aligns the interests of our executives with those of our stockholders. Accordingly, in fiscal year 2009, we reviewed and compared, among other things, the total cash and long-term equity incentive compensation and the amounts of our primary executive compensation components—base salary, annual cash award and long-term equity awards—against comparable compensation paid within our peer group.  As described below, in considering how peer data relates to Peregrine’s compensation, we take into account our relative company size (e.g., market capitalization and number of employees), stage of development, performance and geographic location as compared to peer companies, as well as the specific responsibilities of our executives.

The executive employment market in the biotechnology and pharmaceutical industry in Southern California is very competitive because there are many pharmaceutical, biotechnology and medical device companies in that region, many of which are similar to us in size and stage of development.  We believe our executive compensation must be competitive within such a peer group, yet fully aligned with our current stage of development and our responsibilities to stockholders.  Accordingly, while we believe that our total target cash and equity compensation levels should be positioned at approximately the 50th percentile of our peer group for our current named executive officers, due to our current financial resources, the cash and equity compensation of our President and Chief Executive Officer and Chief Financial Officer was below the 25th percentile of our peer group.

In fiscal year 2009, we reviewed data provided by an outside service to establish a peer group of pharmaceutical and biopharmaceutical company similar in size based on market capitalization and number of employees.  This peer group also includes companies with which we believe we must compete for talent.  The Committee intends to review and modify this peer group periodically to ensure that this list remains aligned with our size and stage of development.  For fiscal year 2009, our peer group consisted of 45 companies, including the following companies:

• Ariad Pharmaceuticals, Inc.	• Nabi Biopharmaceuticals
• Depomed, Inc.	• Neurocrine Biosciences, Inc.
• Dyax Corp.	• Synta Pharmaceuticals, Corp.
• Immunomedics, Inc.	• Trimeris, Inc.
• MiddleBrook Pharmaceuticals, Inc.	• Vical, Inc.

Summary

The compensation committee believes Peregrine’s compensation programs are designed and administered in a manner consistent with its compensation philosophy and objectives.  We monitor these programs in recognition of the dynamic marketplace in which Peregrine competes for talent.  Peregrine intends to continue to emphasize pay-for-performance and equity-based incentive programs that reward executives for actual results and that are consistent with stockholder interests.

Compensation Committee Report

The Report of the Compensation Committee of the Board of Directors shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 (the “Securities Act”) or under the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee of our Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Eric S. Swartz, Chairman of the Compensation Committee
Carlton M. Johnson
David H. Pohl

Summary Compensation Table for Fiscal Year 2009

The following table contains information with respect to the compensation for the fiscal years ended April 30, 2009 and April 30, 2008 of our chief executive officer, chief financial officer, up to three most highly compensated executive officers serving as executive officers at the end of the last completed fiscal year other than the chief executive officer and chief financial officer, and up to two additional executive officers who would have been one of our three most highly compensated executive officers, but who was not serving as an executive officer at the end of the last completed fiscal year.  We refer to the executive officers identified in this table as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)(1)		Bonus ($)	Stock Awards ($) (4)	Option Awards($) (5)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (6)	Total ($)
Steven W. King, President and Chief Executive Officer	2009 2008 2007	407,557 384,534 373,588	(2) (3) (3)	- - -	- - 46,931	34,521 10,383 -	- - -	19,289 17,746 16,200	461,367 412,663 436,719
Paul J. Lytle, Chief Financial Officer and Corporate Secretary	2009 2008 2007	318,198 306,881 293,403	(2) (3) (3)	- - -	- - 37,263	20,712 6,230 -	- - -	19,289 17,746 16,102	358,199 330,857 346,768
Shelley P.M. Fussey, Vice President, Intellectual Property	2009 2008 2007	275,962 250,000 225,962		- - -	- - 32,040	47,902 36,941 30,709	- - -	* * *	323,864 286,941 288,711
F. David King, Vice President, Business Development	2009 2008 2007	210,000 210,000 210,000		- - -	- - 30,900	42,245 40,098 40,577	- - -	12,473 11,490 10,340	264,718 261,588 291,817
Joseph S. Shan Vice President, Clinical and Regulatory Affairs	2009 2008 2007	204,794 195,239 173,077		- - -	- - 20,025	24,766 52,066 33,309	- - -	19,272 17,706 16,082	248,832 265,011 242,493

(1)	Salary information is reported as of the last payroll paid prior to or immediately after April 30th of each fiscal year.
(2)
Includes one-time payments representing retroactive pay increases of 5% for Mr. Steven W. King ($53,807) and Mr. Paul J. Lytle ($42,010) which were approved by the Company’s Compensation Committee in connection with the execution of their respective employment agreements during fiscal year 2009 as more fully described above.

(3)
Includes the advancement of earned and accrued paid-time-off benefits (earned and accrued vacation benefits) in the amount of $30,784 (2008) and $21,761 (2007) for Mr. Steven W. King and $30,693 (2008) and $18,561 (2007) for Mr. Paul J. Lytle, to cover the aggregate purchase price of stock options exercised and federal and state mandatory tax obligations (in 2008) and to cover federal and state income taxes that were due upon the receipt of shares of common stock received under the Company’s Stock Bonus Plan (in 2007).

(4)
Represents the non-cash dollar amount recognized for financial statement reporting purposes for the fair market value of shares of common stock earned under the Company’s Stock Bonus Plan for milestones achieved during fiscal year 2007 as follows:  Mr. Steven W. King – 34,173 shares; Mr. Paul J. Lytle – 27,133 shares; Shelley P.M. Fussey – 27,000 shares; Mr. F. David King – 22,500 shares; and Joseph S. Shan – 16,875 shares.

(5)
Amounts reflect the stock-based compensation expense recognized for financial reporting purposes in fiscal year 2009 and 2008, in accordance with SFAS No. 123(R) for stock options granted in and prior to fiscal year 2008.  Assumptions used in the calculation of these amounts are included in Note 3 “Share-Based Compensation” in our Form 10-K for the period ended April 30, 2009, filed with the SEC on July 14, 2009, which identifies assumptions made in the valuation of option awards in accordance with FAS 123R.  Amounts do not represent amounts paid to or realized by the Named Executive Officer.

(6)
Amounts shown in this column reflect the cost of benefits paid on behalf of the Named Executive Officer for health, dental, and vision benefits in addition to premiums paid for long-term disability and $50,000 in coverage for term life insurance.

*      Aggregate amount of all perquisites is less than $10,000.

Option Grants during Fiscal Year 2009

There were no stock option grants during fiscal year 2009 to our Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End 2009

The following table shows information regarding unexercised stock options held by our Named Executive Officers as of fiscal year ended April 30, 2009:

Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Steven W. King	130,000 258,333	- -		$1.06 $0.34	05/03/2009 12/22/2009
	150,000	-		$1.28	05/07/2011
	200,000	-		$0.55	03/19/2013
	350,000	-		$2.20	10/21/2013
	156,250	93,750	(1)	$0.39	01/11/2018
Paul J. Lytle	130,000 133,333	- -		$1.06 $0.34	05/03/2009 12/22/2009
	135,000	-		$1.28	05/07/2011
	300,000	-		$2.20	10/21/2013
	93,750	56,250	(1)	$0.39	01/11/2018
Shelley P.M. Fussey, Ph.D	112,500	-		$1.44	03/08/2015
	93,750	56,250	(1)	$0.39	01/11/2018
F. David King	150,000	50,000	(2)	$1.05	10/24/2015
	-	100,000	(3)	$0.39	01/11/2018
Joseph S. Shan	50,000	-		$5.28	04/10/2010
	28,226	-		$1.28	05/07/2011
	120,000	-		$2.20	10/21/2013
	100,000	-		$0.84	07/06/2017
	62,500	37,500	(1)	$0.39	01/11/2018
__________________
(1)	Option vests in twenty-four monthly installments beginning February 11, 2008.
(2)	Option vests in four equal annual installments beginning one year from the date of grant. The remaining 50,000 unexerciseable options vest on October 24, 2009.
(3)	Option vests in 50,000 share increments upon the closing of each licensing or partnering agreement, as further defined in the option agreement.

Option Exercises during Fiscal Year 2009

There were no stock options exercised by the Company’s Named Executive Officers during fiscal year 2009.

Payments Upon Termination or Change of Control

Employment Agreements

On March 18, 2009, we entered into employment agreements with Mr. Steven W. King and Mr. Paul J. Lytle, each of which has an initial term of two years and renews annually thereafter for additional one-year terms unless terminated upon ninety (90) days prior written notice by either party.   On March 18, 2009, we also entered into one-year employment agreements with Mr. Joseph S. Shan and Dr. Shelley P.M. Fussey which renew automatically thereafter for additional one-year terms unless terminated upon ninety (90) days prior written notice by either party.

Each employment agreement provides that the executive officer must devote his or her full business time to the performance of services to the Company.  In addition, each executive officer has agreed to maintain the confidentiality of the Company’s proprietary information, and that all work product discovered or developed by him or her in the course of his or her employment belongs to the Company.  Each executive officer has further agreed that he or she will not (i) compete with the Company, directly or indirectly, during the course of such executive’s employment within the United States or any foreign county in which the Company has done business or has actually investigated dong business or where its products are sold or distributed, or solicit Company employees or customers during the course of employment and for a period of one year following the termination of such executive’s employment.

The Company has the right to terminate each executive’s employment for “cause” if such executive (a) breaches in any material respect or fails to fulfill in any material respect his or her fiduciary duty owed to Company; (b) breaches in any material respect his or her employment agreement or any other confidentiality or non-solicitation, non-competition agreement with the Company; (c) pleads guilty to or is convicted of a felony; (d) is found to have engaged in any reckless, fraudulent, dishonest or grossly negligent misconduct, (e) fails to perform his or her duties to the Company, provided that he or she fails to cure any such failure within thirty (30) days after written notice from Company of such failure, provided further, however, that such right to cure shall not apply to any repetition of the same failure previously cured under the agreement; or (f) violates any material rule, regulation or policy of the Company that may be established and made known to Company's employees from time to time, including without limitation, the Company’s employee handbook.  If an executive is terminated for “cause”, he or she shall have no right to receive any compensation or benefit under his or her employment agreement after such termination other than base salary and paid-time-off earned or accrued but unpaid as of the date of termination.

Payments Upon Termination Without Cause or Resignation for Good Reason

The following discussion describes the amounts that we would pay or provide to our Named Executive Officers or, as applicable, their beneficiaries under these employment agreements as a result of termination of employment in each of the following situations: termination without cause or resignation for good reason and termination following a change in control.

If we terminate Mr. King’s or Mr. Lytle’s employment without cause or the executive terminates his employment for “good reason”, such executive is entitled to (i) continued base salary and group insurance benefits for the greater of a period of twelve (12) months or the remainder of the initial two-year term, and (ii) the payment of any prorated target bonus.  In addition, each of Mr. King and Mr. Lytle shall have a period of time equal to the lesser of two years following the date of such termination or until the original expiration date of the applicable option agreement to exercise any vested and outstanding stock options as of the date of such termination.  If we terminate Mr. Shan’s or Dr. Fussey’s employment without cause or such executive terminates his or her employment for good reason, such executive shall be entitled to (a) continued base salary and group insurance benefits for the greater of a period of nine months or the remainder of the initial one-year term, and (ii) the payment of any prorated target bonus.  In addition, each of Mr. Shan and Dr. Fussey shall have a period of time equal to the lesser of twelve (12) months following the date of such termination or until the original expiration date of the applicable option agreement to exercise any vested and outstanding stock options as of the date of such termination.   As to each of the foregoing executives, the payment of group insurance benefits shall be “grossed up” for all employee taxes at the applicable state and federal bonus rates.  An executive’s receipt of the foregoing severance benefits shall be conditioned upon such executive’s execution of a general release of known and unknown claims in favor of the Company and its affiliates.

Each executive’s employment agreement defines “good reason” as (a) the Company relocates executive’s principal place of work to a location more than fifty (50) miles from the original location, without the executive’s prior written approval; (b) the executive’s position and/or duties are modified so that his or her duties are no longer consistent with the executive’s title; or (c) the executive’s annual base salary and related benefits, as adjusted from time to time, are reduced without his or her written authorization.

The following table sets forth the potential payments to Messrs. Steven King, Lytle, Shan and Dr. Fussey assuming a termination without cause or resignation for good reason with estimated benefits calculated as if the termination occurred on or about April 30, 2009:

Named Executive Officer	Base Salary($)(1)	Target Bonus ($)(2)	Group Benefits ($)(3)	Total ($)
Steven W. King	731,268	48,751	51,290	831,309
Paul J. Lytle	570,933	19,031	51,290	641,254
Shelley P.M. Fussey, Ph.D	240,625	10,313	7,875	258,813
Joseph S. Shan	178,054	7,631	23,915	209,600
_____________________

(1)
For Mr. King and Mr. Lytle, represents payment of base salary for a period of 22.5 months and for Dr. Fussey and Mr. Shan for a period of 10.5 months.  The number of months used to calculate the base salary represents the remaining initial term under each of the employment agreements as of April 30, 2009.

(2)
The payment of a Target Bonus to the Named Executive Officers is at the sole discretion of the Company’s Board of Directors.  Although no Target Bonus was established during fiscal year 2009 in an effort to conserve financial resources, the Named Executive Officer could be eligible to receive a Target Bonus equal to a percentage of the executive’s annual base salary as follows: Mr. King – 100%; Mr. Lytle – 50%; Dr. Fussey – 30%; and Mr. Shan – 30%, as determined in the sole discretion of the Company’s Board of Directors. The Target Bonus assumes that the Board of Directors authorized the payment of the full Target Bonus to each Named Executive Officer for the fiscal year 2009 prorated for 1.5 months (representing the number of months between the commencement date of the employment agreements and April 30, 2009).

(3)
Represents payment to reimburse executive’s monthly benefits premiums for continued group health, dental, and vision benefits in addition to premiums for long-term disability and $50,000 in coverage for term life insurance, grossed up at an assumed combined state and federal bonus tax withholding rate of 34.3% for Mr. King, Mr. Lytle, and Mr. Shan, and a federal bonus tax withholding rate of 25% for Dr. Fussey.

Payments Upon a Termination in Connection with a Change-of-Control

In the event of a change-of-control of Peregrine, if Mr. Steven W. King’s or Mr. Lytle’s (i) employment is terminated other than for cause within three (3) months prior or thirty six (36) months following a change-of-control (in the case of Mr. Steven King) or twenty four (24) months following a change-of-control (in the case of Mr. Lytle), or (ii) the such executive terminates his employment for “good reason” within twelve (12) months following a change-of-control, the executive shall be paid a lump sum amount equal to (i) thirty-six months’, in the case of Mr. King, and twenty four months’, in the case of Mr. Lytle, base salary then in effect, (ii) one hundred percent (100%) of such executive’s target bonus, and (iii) payment of group insurance benefits (“grossed up” for all employee taxes at the applicable state and federal bonus rates) for the thirty-six month and twenty-four month, respectively, severance periods.  In addition, each of Mr. King’s and Mr. Lytle’s outstanding unvested stock options immediately shall become fully vested and each shall have a period of time equal to the lesser of two years following the date of such termination or until the original expiration date of the applicable option agreement to exercise any vested and outstanding stock options as of the date of such termination.  In the event of a change-of-control, if Mr. Shan’s or Dr. Fussey’s (i) employment is terminated other than for cause within three (3) months prior or twelve (12) months following a change-of-control, or (ii) such executive terminates his or her employment for good reason within twelve (12) months following a change of control, the executive shall be paid a lump sum amount equal to (i) twelve months’ base salary then in effect, (ii) one hundred percent (100%) of such executive’s target bonus, and (iii) payment of group insurance benefits (“grossed up” for all employee taxes at the applicable state and federal bonus rates) for the twelve month severance period.  In addition, each of Mr. Shan’s and Dr. Fussey’s outstanding unvested stock options immediately shall become fully vested and each shall have a period of time equal to the lesser of twelve (12) months following the date of such termination or until the original expiration date of the applicable option agreement to exercise any vested and outstanding stock options as of the date of such termination.  An executive’s receipt of the foregoing severance benefits shall be conditioned upon such executive’s execution of a general release of known and unknown claims in favor of the Company and its affiliates.

The following table sets forth the potential payments to Messrs. Steven King, Lytle, Shan and Dr. Fussey assuming a termination without cause or resignation for good reason in connection with a change of control, with estimated benefits calculated assuming the change of control and termination of employment occurred on or about April 30, 2009:
Named Executive Officer	Base Salary($)(1)	Target Bonus ($)(2)	Stock Option Acceleration ($)(3)	Group Benefits ($)(4)	Total ($)
Steven W. King	1,170,028	390,009	-	82,063	1,642,100
Paul J. Lytle	608,995	152,249	-	54,709	815,953
Shelley P.M. Fussey, Ph.D	275,000	82,500	-	9,000	366,500
Joseph S. Shan	203,490	61,047	-	27,332	291,869
___________
(1)	Represents payment of base salary for a period of 36 months for Mr. Steven King, 24 months for Mr. Lytle, and 12 months for Dr. Fussey and Mr. Shan.
(2)
The payment of a Target Bonus to the Named Executive Officer is at the discretion of the Company’s Board of Directors.  A Target Bonus is equal to a percentage of the Named Executive Officer’s annual base salary as follows: Mr. King – 100%; Mr. Lytle – 50%, Dr. Fussey – 30%; and Mr. Shan – 30%.  The above assumes that the Board of Directors authorized the payment of the full Target Bonus to each executive for the year.

(3)
The amounts in this column are calculated by multiplying the number of shares subject to accelerated vesting under outstanding stock options by the difference between $0.38, which is the closing market price per share of our common stock on April 30, 2009, and the per share exercise price of the applicable accelerated stock option.

(4)
Represents payment to reimburse executive’s monthly benefits premiums for continued group health, dental, and vision benefits in addition to premiums for long-term disability and $50,000 in coverage for term life insurance, grossed up at an assumed combined state and federal bonus tax withholding rate of 34.3% for Mr. King, Mr. Lytle, and Mr. Shan, and a federal bonus tax withholding rate 25% for Dr. Fussey during the severance period of 36 months for Mr. Steven King, 24 months for Mr. Lytle, and 12 months for Dr. Fussey and Mr. Shan.

Payments upon Death or Disability

In the event of the death or disability, as defined in the employment agreements, of Messrs. Steven W. King, Lytle, Shan or Dr. Fussey, the Company will not pay any further compensation or benefits after such event other than the payment by the Company of group insurance benefits previously provided to Messrs. Steven W. King, Lytle, Shan and Dr. Fussey for a period of twelve (12) months, in the case of Mr. Steven King and Mr. Lytle, and nine (9) months, in the case of Mr. Shan and Dr. Fussey as follows.

Named Executive Officer	Group Benefits ($)
Steven W. King	20,368
Paul J. Lytle	20,368
Shelley P.M. Fussey, Ph.D	5,400
Joseph S. Shan	15,263

Payments upon Executive’s Voluntary Resignation with Extended Notice Period

In the event that either Mr. Steven W. King or Mr. Paul J. Lytle voluntarily resign, and in connection therewith he provides ninety (90) days advance written notice (the “Extended Notice Period”) to the Company, the Company will pay his base salary then in effect and shall continue to provide other contractual benefits including group insurance benefits during the Extended Notice Period and for a period of nine (9) months in the case of Mr. King and six (6) months in the case of Mr. Lytle after the Extended Notice Period provided he makes himself telephonically available to the Board of Directors and the Company’s executive team for up to 2 hours per week.

Director Compensation for Fiscal Year 2009

Members of the Board of Directors who are also our employees receive no additional compensation for serving as directors.  The following information outlines the compensation paid to our non-employee directors, including annual base retainer fees, meeting attendance fees, and option awards for the fiscal year ended April 30, 2009:

Name	Fees Earned or Paid in Cash ($) (1)		Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Carlton M. Johnson	140,000	(3)	34,521	-	174,521
David H. Pohl	80,000	(4)	34,521	-	114,521
Eric S. Swartz	80,000	(4)	34,521	-	114,521
Thomas A. Waltz, M.D.	52,000	(5)	20,182	-	72,182

(1)
In fiscal year 2009, each non-employee director was eligible to receive an annual cash retainer fee of $60,000 per year and was eligible to receive a fee of $2,000 for each Board meeting attended, whether in-person or telephonically.  In addition, the chairman of the Audit Committee was eligible to receive an additional annual cash retainer fee of $60,000.  Each non-employee director is also eligible to receive a fee of $2,000 for each additional Company meeting attended in excess of four hours in length.

(2)
These amounts reflect non-cash stock-based compensation expense recognized by us in fiscal year 2009 for a portion of the option awards granted to directors in fiscal year 2008, rather than an amount paid to or realized by the director.  There were no stock options granted to directors during fiscal year 2009.  During fiscal year 2008, each Director was granted an option to purchase 250,000 shares of common stock of the Company at an exercise price of $0.39 per share.  Assumptions used in the valuation of option awards in accordance with FAS 123(R) is included in Note 3 “Share-Based Compensation” in our Form 10-K for the period ended April 30, 2009, filed with the SEC on July 14, 2009.

As of April 30, 2009, each non-employee director held the following number of shares of common stock underlying outstanding stock options:

Director	Number of Shares Underlying Outstanding Stock Options
Carlton M. Johnson	1,300,000
David H. Pohl	600,000
Eric S. Swartz	950,000

(3)	Includes an annual base retainer of $60,000, an annual retainer of $60,000 for Mr. Johnson’s role as chairman of the Audit Committee, and meeting fees of $20,000.

(4)	Includes an annual retainer of $60,000 and meeting fees of $20,000.

(5)	Includes an annual retainer of $40,000 and meeting fees of $12,000. Dr. Waltz passed away in December 2008.

Compensation Committee Interlocks and Insider Participation

The following non-employee directors currently serve on the Compensation Committee of the Board of Directors:  Mr. Carlton M. Johnson, Mr. David H. Pohl and Mr. Eric S. Swartz.  There are no interlocks of executive officers or directors of the Company serving on the compensation committee or equivalent committee of another entity, which has any director or executive officer serving on the Compensation Committee, other committees or the Board of Directors of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 6, 2009, by: (i) each stockholder known to us to beneficially own more than 5% of our common stock; (ii) each director and director nominee; (iii) our Chief Executive Officer, Chief Financial Officer, and our other Named Executive Officers for the year ended April 30, 2009; and (iv) all directors, director nominees, and Named Executive Officers of the Company as a group.  In general, “Beneficial Ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of August 6, 2009.  Unless otherwise indicated, each person named below holds sole investment and voting power, other than the powers that may be shared with the person’s spouse under applicable law.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner (a)	Number of Shares		Percent (b)
Eric S. Swartz	3,639,225	(c)(d)	1.53%
Steven W. King	1,258,221	(c)	*
Carlton M. Johnson	1,246,626	(c)	*
Paul J. Lytle	770,166	(c)	*
David H. Pohl	568,333	(c)	*
Joseph S. Shan	383,735	(c)	*
Shelley P.M. Fussey, Ph.D.	257,640	(c)	*
F. David King	211,685	(c)	*
All directors, director nominees and executive officers as a group (8 persons)	8,335,631	(c)(d)	3.44

_________________
*	Less than 1% of the outstanding shares of our common stock.

(a)	The address of all of our executive officers and directors is in c/o Peregrine Pharmaceuticals, Inc., 14282 Franklin Avenue, Tustin, California, 92780.

(b)
Percent of common stock computed on the basis of shares outstanding at August 6, 2009, plus shares that could be acquired through the exercise of stock options that will become exercisable within 60 days of August 6, 2009.

(c)
Includes shares which the individuals shown above have the right to acquire as of August 18, 2009, or within 60 days thereafter, pursuant to outstanding stock options as follows: Mr. Swartz – 908,333 shares; Mr. Steven King – 1,166,666 shares; Mr. Johnson – 1,208,333 shares; Mr. Lytle – 693,333 shares: Mr. Pohl – 558,333 shares; Mr. Shan – 381,559 shares: Dr. Fussey – 237,500 shares; and Mr. F. David King – 150,000.  Such shares are deemed to be outstanding in calculating the percentage ownership of such individual (and the group), but are not deemed to be outstanding as to any other person.

(d)
Includes 538,693 shares of common stock owned by Swartz Ventures, Inc. and 264,887 shares held in an Individual Retirement Account (“IRA”) for the benefit of Mr. Swartz.  Mr. Swartz has sole control over Swartz Ventures, Inc. and his IRA.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Director Independence

Under applicable NASDAQ Marketplace rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board of Directors has determined that each of the current directors, as well as those standing for re-election, are independent directors as defined by the NASDAQ Marketplace Rules governing the independence of directors, except for Steven W. King, our President and Chief Executive Officer.

Our Audit, Compensation and Nominating Committees are composed entirely of independent directors as required by applicable Securities and Exchange Commission (“SEC”) and NASDAQ rules, including Rule 10A-3 under the Exchange Act of 1934, as amended (the “Exchange Act”).  In addition, there are no family relationships among any of the directors or executive officers of the Company.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

 Independent Registered Public Accounting Firm Fees

The following summarizes aggregate fees billed to the Company for the fiscal years ended April 30, 2009 and 2008 by Ernst & Young LLP, our independent registered public accounting firm:

	2009	2008
Audit fees	$272,000	$293,000
Audit related fees	-	-
Tax fees	15,000	27,000
All other fees	2,000	2,000
Total fees	$289,000	$322,000

Audit fees pertain to the audit of our annual consolidated financial statements for fiscal years 2009 and 2008, including attestation services relating to the report on our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and timely reviews of our quarterly consolidated financial statements, consents, comfort letters, and review of documents filed with the Securities and Exchange Commission (“SEC”), including registration statements on Form S-3.

Tax fees relate to tax compliance services rendered in the preparation of our tax returns.

All other fees are attributable to the Company’s subscription to an Ernst & Young LLP online service used for accounting research purposes for fiscal years 2009 and 2008.

Pre-Approval Policy for Services Provided by our Independent Registered Public Accounting Firm

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm consistent with applicable SEC rules.  From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by an independent registered public accounting firm, the Audit Committee has pre-approved all audit and permissible non-audit services provided by Ernst & Young LLP.

Ernst & Young LLP did not perform any professional services with respect to information systems design and implementation for the years ended April 30, 2009 and 2008.  The Audit Committee has considered whether the services provided by Ernst & Young LLP are compatible with maintaining that firm’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this Report on Form 10-K/A.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2009.

PEREGRINE PHARMACEUTICALS, INC.

By:	/s/ STEVEN W. KING
Steven W. King,
President & Chief Executive Officer, and Director