Form 10-Q
period 2009-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2009-09-03
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009
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
Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐     No  ☒

As of August 28, 2009, there were 237,114,389 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.                        CONSOLIDATED FINANCIAL STATEMENTS

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2009	APRIL 30, 2009
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,778,000	$10,018,000
Trade and other receivables	1,715,000	1,770,000
Government contract receivables	1,449,000	1,944,000
Inventories, net	6,177,000	4,707,000
Debt issuance costs, current portion	202,000	229,000
Prepaid expenses and other current assets, net	991,000	1,466,000

Total current assets	23,312,000	20,134,000

PROPERTY:
Leasehold improvements	675,000	675,000
Laboratory equipment	4,189,000	4,180,000
Furniture, fixtures and office equipment	902,000	902,000

	5,766,000	5,757,000
Less accumulated depreciation and amortization	(4,192,000)	(4,076,000)

Property, net	1,574,000	1,681,000

OTHER ASSETS:
Debt issuance costs, less current portion	102,000	142,000
Other assets	1,225,000	1,170,000

Total other assets	1,327,000	1,312,000

TOTAL ASSETS	$26,213,000	$23,127,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JULY 31, 2009	APRIL 30, 2009
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,395,000	$3,518,000
Accrued clinical trial site fees	773,000	955,000
Accrued legal and accounting fees	519,000	667,000
Accrued royalties and license fees	170,000	182,000
Accrued payroll and related costs	1,735,000	1,580,000
Notes payable, current portion and net of discount	1,822,000	1,465,000
Deferred revenue	5,755,000	3,776,000
Deferred government contract revenue	2,332,000	3,871,000
Customer deposits	966,000	2,287,000
Other current liabilities	625,000	563,000

Total current liabilities	18,092,000	18,864,000

Notes payable, less current portion and net of discount	2,743,000	3,208,000
Other long-term liabilities	153,000	154,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 236,968,914 and 227,688,555, respectively	237,000	227,000
Additional paid-in capital	254,776,000	248,034,000
Accumulated deficit	(249,788,000)	(247,360,000)

Total stockholders' equity	5,225,000	901,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,213,000	$23,127,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	JULY 31, 2009	JULY 31, 2008
	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$2,070,000	$1,193,000
Government contract revenue	4,671,000	324,000
License revenue	9,000	-
Total revenues	6,750,000	1,517,000

COSTS AND EXPENSES:
Cost of contract manufacturing	1,073,000	903,000
Research and development	6,074,000	4,068,000
Selling, general and administrative	1,793,000	1,706,000
Total costs and expenses	8,940,000	6,677,000

LOSS FROM OPERATIONS	(2,190,000)	(5,160,000)

OTHER INCOME (EXPENSE):
Interest and other income	40,000	75,000
Interest and other expense	(278,000)	(1,000)

NET LOSS	$(2,428,000)	$(5,086,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	234,043,957	226,210,617

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	JULY 31, 2009	JULY 31, 2008
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,428,000)	$(5,086,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,000	133,000
Share-based compensation	162,000	271,000
Amortization of discount on notes payable and debt issuance costs	126,000	-
Changes in operating assets and liabilities:
Trade and other receivables	55,000	(1,494,000)
Government contract receivables	495,000	(1,794,000)
Inventories, net	(1,470,000)	(1,728,000)
Prepaid expenses and other current assets, net	475,000	10,000
Accounts payable	(123,000)	1,074,000
Accrued clinical trial site fees	(182,000)	68,000
Accrued payroll and related costs	155,000	(129,000)
Deferred revenue	1,979,000	1,825,000
Deferred government contract revenue	(1,539,000)	980,000
Customer deposits	(1,321,000)	1,060,000
Other accrued expenses and current liabilities	(93,000)	(306,000)
Net cash used in operating activities	(3,593,000)	(5,116,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(9,000)	-
Increase in other assets	(55,000)	(45,000)
Net cash used in investing activities	(64,000)	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $305,000	6,590,000	-
Principal payments on notes payable and capital leases	(173,000)	(6,000)
Net cash provided by (used in) financing activities	6,417,000	(6,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,760,000	(5,167,000)

CASH AND CASH EQUIVALENTS, beginning of period	10,018,000	15,130,000

CASH AND CASH EQUIVALENTS, end of period	$12,778,000	$9,963,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2009 (unaudited)

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

In addition, the accompanying interim condensed consolidated financial statements are unaudited; however they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company at July 31, 2009, and the condensed consolidated results of our operations and our condensed consolidated cash flows for the three month periods ended July 31, 2009 and 2008.  We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (or SEC) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (or GAAP) can be condensed or omitted.  Although we believe that the disclosures in the financial statements are adequate to make the information presented herein not misleading, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2009.  Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

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

At July 31, 2009, we had $12,778,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2009 (unaudited) (continued)

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the above shelf registration statement on Form S-3, File Number 333-160572, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of common stock.  As of July 31, 2009, we had not sold any shares under the July 2009 AMI Agreement.

In addition to the above, we may also raise additional capital though additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract and licensing agreements, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract and licensing agreements to meet our obligations as they become due through at least fiscal year 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 5), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – We currently derive revenue from contract manufacturing services provided by Avid, from sub-licensing agreements associated with Peregrine’s technologies under development, and from services performed under a government contract awarded to Peregrine through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”) that was signed on June 30, 2008.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2009 (unaudited) (continued)

We also comply with Financial Accounting Standards Board’s Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables.  In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element.  If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, the arrangement would then be accounted for as a single unit of accounting, and revenue is recognized over the estimated period of when the performance obligation(s) are performed.

In addition, we also follow the guidance of the Emerging Issues Task Force Issue No. 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent.  Pursuant to EITF 99-19, for transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and performs a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services or research and development expense for services provided under our contract with the TMTI.

Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis.  Under “bill-and-hold” arrangements, revenue is recognized in accordance with the “bill-and-hold” requirements under SAB No. 104 once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated financial statements.  We also record a provision for estimated contract losses, if any, in the period in which they are determined.

Revenues associated with licensing agreements primarily consist of non-refundable up-front license fees, non-refundable annual license fees and milestone payments.

Non-refundable upfront license fees.   Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology.  If a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21.  Under multiple element arrangements, we recognize upfront license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined.  If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed.  If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.  If we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized.  Revenue recognized under licensing agreements is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method, as of the period ending date.  Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2009 (unaudited) (continued)

Non-refundable annual license fees.   Non-refundable annual license fees are recognized as revenue on the anniversary date of the agreement in accordance with the criteria under SAB No. 104.

Milestone payments.   Milestone payments are recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (ii) the fees are non-refundable, and (3) there is no continuing performance obligations associated with the milestone payment.  Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Our contract with the TMTI is a “cost-plus-fixed-fee” contract whereby we recognize government contract revenue in accordance with the revenue recognition criteria noted above and in accordance with Accounting Research Bulletin No. 43, Chapter 11, Government Contracts.  Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, indirect costs, and a fixed fee for our efforts.  Revenue under this “cost-plus-fixed-fee” contract is generally recognized as we perform the underlying research and development activities.  However, progress billings and/or payments associated with services that are billed and/or received in a manner that is not consistent with the timing of when services are performed are classified as deferred government contract revenue in the accompanying condensed consolidated financial statements and are recognized as revenue upon satisfying our revenue recognition criteria.

Government Contract Receivables – Government contract receivables includes amounts billed under our contract with the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”) that was signed on June 30, 2008.  In addition, amounts unbilled at July 31, 2009 were $194,000, of which amount, included $180,000 in prepaid expenses and other current assets and included $14,000 in other assets in the accompanying condensed consolidated financial statements.

Allowance for Doubtful Accounts – We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  With respect to our trade and other receivables, we determined no allowance for doubtful accounts was necessary based on our analysis as of July 31, 2009.

Amounts billed to TMTI include reimbursement for provisional rates covering allowable indirect overhead and general and administrative cost (“Indirect Rates”).  These Indirect Rates are initially estimated based on financial projections and are subject to change based on actual costs incurred during each fiscal year.  In addition, these Indirect Rates are subject to annual audits by the Defense Contract Audit Agency (“DCAA”) for cost reimbursable type contracts.  During fiscal year 2009, we recorded an unbilled receivable of $51,000 pertaining to the calculated difference between estimated and actual Indirect Rates for fiscal year 2009.  However, due to the uncertainty of its collectability given that our actual fiscal year 2009 Indirect Rates have not yet been audited by the DCAA we deemed it appropriate to maintain a corresponding allowance for doubtful account in the amount of $51,000 as of April 30, 2009 and July 31, 2009.

Customer Deposits – Customer deposits primarily represent advance billings and/or advance payments received from customers prior to the initiation of contract manufacturing services.

Inventories – Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2009 (unaudited) (continued)

Inventories consist of the following at July 31, 2009 and April 30, 2009:

	July 31, 2009	April 30, 2009
Raw materials	$1,822,000	$1,654,000
Work-in-process	4,355,000	3,053,000
Total inventories, net	$6,177,000	$4,707,000

Fair Value Measurements – We determine fair value measurements in accordance with Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy defines the three levels of inputs to measure fair value, as follows:

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

As of July 31, 2009, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Comprehensive Loss – Comprehensive loss is equal to net loss for all periods presented.

Reclassification – Certain amounts in the fiscal year 2009 condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Subsequent Events– We have evaluated subsequent events through September 3, 2009, the date of issuance of the unaudited condensed consolidated financial statements, and disclosed, if necessary, any material subsequent events in the notes to these financial statements.

Basic and Dilutive Net Loss Per Common Share – Basic and dilutive net loss per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three months ended July 31, 2009 and 2008.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 3,197,307 and 332,140 shares of common stock for the three months ended July 31, 2009 and 2008, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2009 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants to purchase up to 8,683,465 and 10,466,421 shares of common stock for the three months ended July 31, 2009 and 2008, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Recently Adopted Accounting Standards – In November 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 07-01 (“EITF 07-01”), Accounting for Collaborative Arrangements, which defines collaborative arrangements and requires that revenues and costs incurred with third parties that do not participate in the collaborative arrangements be reported in the statement of operations gross or net pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  Classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature or, in the absence of other applicable authoritative accounting literature, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  We adopted EITF 07-01 during the quarter ended July 31, 2009, which did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”). EITF 07-5 supersedes EITF Issue No. 01-6, The Meaning of 'Indexed to a Company's Own Stock', and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of SFAS 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”).  EITF 07-5 sets forth a two-step approach that evaluates an instrument's contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer's own stock (a requirement necessary to comply with the scope exception under SFAS 133).  We adopted EITF 07-5 during the quarter ended July 31, 2009, which did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1” and “APB 28-1”), which requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments.  We adopted FSP FAS 107-1 and APB 28-1 during the quarter ended July 31, 2009, which did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 during the quarter ended July 31, 2009, which did not have a material impact on our condensed consolidated financial statements.

New Accounting Standards Not Yet Adopted – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”), which establishes the FASB Accounting Standards CodificationTM as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities and modifies the U.S. GAAP hierarchy to only two levels: authoritative and nonauthoritative. SFAS No. 168 will be effective for interim periods and fiscal years ending after September 15, 2009, which will be our fiscal second quarter ending on October 31, 2009.  We do not expect that the adoption of SFAS No. 168 will have a material impact on our condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2009 (unaudited) (continued)

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

Total share-based compensation expense related to employee stock option grants for the three-month periods ended July 31, 2009 and 2008 are included in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended
	July 31, 2009	July 31, 2008
Research and development	$78,000	$141,000
Selling, general and administrative	77,000	125,000
Total	$155,000	$266,000

As of July 31, 2009, the total estimated unrecognized compensation cost related to non-vested stock options was $972,000.  This cost is expected to be recognized over a weighted average vesting period of 2.32 years based on current assumptions.

Periodically, we grant stock options to non-employee consultants.  The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Share-based compensation expense recorded during the three months ended July 31, 2009 and 2008 associated with non-employees amounted to $7,000 and $5,000, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2009 (unaudited) (continued)

4.             GOVERNMENT CONTRACT

On June 30, 2008, we were awarded a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $19.4 million having been appropriated through the current federal fiscal year ending September 30, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.  Work under this contract commenced on June 30, 2008 and direct costs associated with the contract are included in research and development expense in the accompanying condensed consolidated statements of operations.

5.             NOTE PAYABLE

On December 9, 2008, we entered into a loan and security agreement whereby we borrowed $5,000,000 (“Loan Agreement”) with MidCap Financial LLC and BlueCrest Capital Finance, L.P.

Under the Loan Agreement, the outstanding principal balance each month will bear interest at the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9% (12% at July 31, 2009).  The Loan Agreement allows for interest-only payments during the initial six (6) months or until July 2009 followed by thirty (30) equal monthly principal payments plus interest.  The Loan Agreement, which is secured by generally all assets of the Company, contains customary covenants that, among other things, generally restricts our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant, whereby if our contract with the TMTI (Note 4) is terminated while the loan is outstanding, we would be required to set aside cash and cash equivalents in an amount equal to at least 80% of the outstanding loan balance in a secured account over which we will not be permitted to make withdrawals or otherwise exercise control.  Moreover, the Loan Agreement includes a Material Adverse Change clause whereby if there is a material impairment in the priority of lenders' lien in the collateral or in the value of such collateral, or if we encounter a material adverse change in our business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan, then an event of default can be invoked by the lender.

The terms of the Loan Agreement also include a provision for warrant coverage equal to 10% of the amount borrowed divided by the warrant exercise price.  The warrant exercise price was calculated based on the average closing price of our common stock for the 20-day period prior to the date of the Loan Agreement.  The warrants are exercisable immediately and have a five-year term.  In connection with the advance of $5,000,000, we issued warrants to purchase an aggregate of 1,692,047 shares of our common stock at an exercise price of $0.2955 per share.  The fair value of the warrants was $414,000, and this amount was credited to additional paid-in capital and reduced the carrying value of the debt, reflected as a debt discount in the accompanying condensed consolidated financial statements.  The debt discount is being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  The fair value of the warrants was determined using the Black-Scholes model with the following assumptions:  estimated volatility of 70.72%; risk free interest rate of 2.00%; an expected life of five years; and no dividend yield.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2009 (unaudited) (continued)

In connection with the Loan Agreement, we also incurred $469,000 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and the short-term and long-term portions of these costs are included in current assets and other long-term assets, respectively, in the accompanying condensed consolidated balance sheets and are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  Included in debt issuance costs is a final payment fee of $150,000, which is due and payable on the maturity date of the outstanding loan balance, and is equal to 3% of the total amount funded under the Loan Agreement.  The final payment fee payable of $150,000 is classified as other long-term liabilities in the accompanying condensed consolidated balance sheets.

As of July 31, 2009, we will make the following principal payments in the years ending April 30:

2010	$1,500,000
2011	2,000,000
2012	1,333,000

Total	$4,833,000

6.             STOCKHOLDERS’ EQUITY

On March 26, 2009, we entered into an At Market Issuance Sales Agreement (“March 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we sold shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our shelf registration statement on Form S-3, File Number 333-139975 (“January 2007 Shelf”), for aggregate gross proceeds of $7,500,000.  Shares of common stock sold under this arrangement were sold at market prices.  During the quarter ended July 31, 2009, we had sold 9,275,859 shares of common stock under the March 2009 AMI Agreement for aggregate net proceeds of $6,588,000 after deducting commissions of 3% paid to Wm Smith & Co and other issuance costs.  As of July 31, 2009, we had raised the aggregate gross proceeds of $7,500,000 permitted under the March 2009 AMI Agreement.  In addition, as of July 31, 2009, we had raised the aggregate gross proceeds permitted under the January 2007 Shelf.

On July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.

In addition, on July 14, 2009, we entered into a separate At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of common stock.  As of July 31, 2009, we had not sold any shares under the July 2009 AMI Agreement.

As of July 31, 2009, we have reserved 16,802,392 additional shares of our common stock which may be issued under our stock option plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under the July 2009 Shelf, as further described in the following table:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2009 (unaudited) (continued)

Number of Shares Reserved
Stock options issued and outstanding	13,965,791
Stock options available for future grant	1,144,554
Warrants issued and outstanding	1,692,047
Total shares of common stock reserved for issuance	16,802,392

7.             WARRANTS

As of July 31, 2009, we had warrants outstanding to purchase up to 1,692,047 shares of our common stock at an exercise price of $0.2955 per share and an expiration date of December 19, 2013.  These warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008, as further discussed in Note 5.  There were no warrants granted or exercised during the quarter ended July 31, 2009.

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

Segment information is summarized as follows:

	Three Months Ended July 31,
	2009	2008

Contract manufacturing services revenue	$2,070,000	$1,193,000
Cost of contract manufacturing services	1,073,000	903,000
Gross profit	997,000	290,000
Revenue from products in research and development	4,680,000	324,000
Research and development expense	(6,074,000)	(4,068,000)
Selling, general and administrative expense	(1,793,000)	(1,706,000)
Other income (expense), net	(238,000)	74,000
Net loss	$(2,428,000)	$(5,086,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended July 31,
	2009	2008
Customer revenues as a % of revenue:
United States (one customer)	34%	84%
Canada (one customer)	50%	6%
Other customers	16%	10%
Total customer revenues as a % of revenue	100%	100%

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2009 (unaudited) (continued)

Revenue generated from our products in our research and development segment during the three months ended July 31, 2009 was primarily from revenue earned under the government contract with the TMTI (Note 4).  The remainder of revenue generated from our products in our research and development segment during the three months ended July 31, 2009 was from revenue earned under licensing agreements (Note 9).

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	July 31, 2009	April 30, 2009
Long-lived Assets, net:
Contract manufacturing services	$1,440,000	$1,531,000
Products in research and development	134,000	150,000
Total long-lived assets, net	$1,574,000	$1,681,000

9.             LICENSING AGREEMENTS

During July 2009, we sub-licensed certain rights and agreed to assign certain other rights under our anti-VEGF (Vascular Endothelial Growth Factor) antibody program to an unrelated entity.  In consideration for the rights granted under our anti-VEGF antibody program, we will receive a non-refundable up-front license fee of $250,000, of which $100,000 is due immediately and $150,000 is due within six months of the date of the agreements.  In addition, we expect to receive an additional $1,000,000 upon delivery of a pre-clinical development package as defined in the agreements.  We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for initial product approval plus a royalty on net sales, as defined in the agreements.  Under the license agreements, we also granted the unrelated entity a research license in the ocular field with an option to grant sub-licenses in the ocular field.  If the unrelated entity exercises this option to grant sub-licenses in the ocular field, we would receive pre-defined up-front fees, milestone payments, and a royalty on net sales.  We have determined that, pursuant to EITF 00-21, the license and the undelivered services (pre-clinical development package and the option to the ocular field) are not separable and, accordingly, the license and services are being treated as a single unit of accounting.  Under the agreements, we determined our obligations under the agreements would be up to a four year period and therefore, we are recognizing the non-refundable up-front payments of $250,000 and the additional $1,000,000 associated with other deliverables,  as defined in the agreements, on a straight-line basis over a four year period.  However, we will continue to reassess the length of our obligation period, and accordingly, our estimated obligation period may change based on future events.  Revenue recognized under these agreements are included in license revenue in the accompanying condensed consolidated financial statements.  Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated financial statements.

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

We are running four clinical trials using bavituximab for the treatment of solid tumors. Three of these clinical trials are Phase II trials evaluating bavituximab in combination with commonly prescribed chemotherapeutic drugs in patients with advanced breast or lung cancer.  Our fourth active bavituximab oncology clinical trial is a phase I trial evaluating bavituximab alone in patients with advanced solid tumors that no longer respond to standard cancer treatments.  We are also advancing a separate Phase I clinical trial using bavituximab for the treatment of patients with hepatitis C virus (“HCV”) infection co-infected with HIV.

With respect to Cotara, we are running two clinical trials using Cotara® for the treatment of glioblastoma multiforme, a deadly form of brain cancer.  Cotara® is currently in a dose confirmation and dosimetry clinical trial and in a Phase II clinical trial.

The below table is a summary of our clinical trials and the current status of each clinical trial.

Product	Indication	Trial Design	Trial Status
Bavituximab	Solid tumor cancers	Phase I monotherapy repeat dose safety study designed to treat up to 28 patients.	In June 2009, we completed planned patient enrollment in this study.
Bavituximab plus docetaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study was expanded to treat up to a total of 46 patients based on early promising results observed in the initial 15 patients.	Completion of patient enrollment was announced in May 2009. Patient treatment and follow-up are continuing.

Product	Indication	Trial Design	Trial Status
Bavituximab plus carboplatin and paclitaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study was expanded to treat up to a total of 46 patients based on early promising results observed in the initial 15 patients.	Patient enrollment was initiated in April 2009 in the final 31-patient second stage of the trial.
Bavituximab plus carboplatin and paclitaxel	Non-small cell lung cancer (NSCLC)	Phase II study designed to treat up to 21 patients initially. Study was expanded to treat up to a total of 49 patients based on early promising results observed in the initial 21 patients.	Patient enrollment was initiated in April 2009 in the final 28-patient second stage of the trial. The study is actively enrolling patients.
Cotara	Glioblastoma multiforme (GBM)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.	This trial is nearing completion of planned patient enrollment.
Cotara	Glioblastoma multiforme (GBM)	Phase II safety and efficacy study to treat up to 40 patients at first relapse.	This study is actively enrolling patients and enrollment is over halfway completed.
Bavituximab	Chronic hepatitis C virus (“HCV”) infection co-infected with HIV	Phase Ib repeat dose safety study designed to treat up to 24 patients.	This study is actively enrolling patients.

In addition to our clinical programs, we are also working on a major government contract.  On June 30, 2008, we were awarded a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  As of July 31, 2009, we have recognized $9,684,000 in government contract revenue under the contract, of which, we recognized $5,013,000 during fiscal year 2009 and $4,671,000 during the quarter ended July 31, 2009.  This federal contract is expected to provide us with up to $22.3 million in funding over an initial 24-month base period, with $19.4 million having been appropriated through the current federal fiscal year ending September 30, 2009.

In addition to our advancing our clinical pipeline and pre-clinical research under our government contract, we also operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”).  Avid provides contract manufacturing services for biotechnology and biopharmaceutical companies on a fee-for-service basis, from pre-clinical drug supplies up through commercial-scale drug manufacture.  In addition to these activities, Avid provides critical services in support of Peregrine’s product pipeline including manufacture and scale-up of pre-clinical and clinical drug supplies.

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

At July 31, 2009, we had $12,778,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the above shelf registration statement on Form S-3, File Number 333-160572, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of common stock. As of July 31, 2009, we had not sold any shares under the July 2009 AMI Agreement.

In addition to the above, we may also raise additional capital though additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract and licensing agreements, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract and licensing agreements to meet our obligations as they become due through at least fiscal year 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 5 to the accompanying condensed consolidated financial statements), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2009 and 2008.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended July 31,
	2009	2008	$ Change
REVENUES:
Contract manufacturing revenue	$2,070,000	$1,193,000	$877,000
Government contract revenue	4,671,000	324,000	4,347,000
License revenue	9,000	-	9,000
Total revenues	6,750,000	1,517,000	5,233,000

COSTS AND EXPENSES:
Cost of contract manufacturing	1,073,000	903,000	170,000
Research and development	6,074,000	4,068,000	2,006,000
Selling, general & administrative	1,793,000	1,706,000	87,000

Total costs and expenses	8,940,000	6,677,000	2,263,000

LOSS FROM OPERATIONS	(2,190,000)	(5,160,000)	2,970,000

OTHER INCOME (EXPENSE):
Interest and other income	40,000	75,000	(35,000)
Interest and other expense	(278,000)	(1,000)	(277,000)

NET LOSS	$(2,428,000)	$(5,086,000)	$2,658,000

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue.

The increase in contract manufacturing revenue of $877,000 (or 74%) during the three months ended July 31, 2009, compared to the same period in the prior year was primarily due to an increase in both manufacturing and process development services provided by Avid to unrelated entities on a fee-for-services basis including an increase in the number of active projects from both recurring and new customers compared to the same period in the prior year.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

Government Contract Revenue.

The increase in government contract manufacturing revenue of $4,347,000 during the three months ended July 31, 2009 compared to the same period in the prior year is due to an increase in research and development services performed under our government contract with the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”) as pre-clinical and manufacturing activities have increased compared to the prior year period.  In addition, since the contract was signed on June 30, 2008, there was no corresponding revenue generated during the initial two months of the same prior year period.

The contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  The purpose of the contract is to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  As of July 31, 2009, we have recognized $9,684,000 in total government contract revenue under the contract, of which, we recognized $5,013,000 during fiscal year 2009 and $4,671,000 during the quarter ended July 31, 2009.  The contract has an initial 24-month base period with up to $22.3 million in funding with $19.4 million having been appropriated through the current federal fiscal year ending September 30, 2009. We expect to continue to generate government contract revenue associated with our contract with the TMTI.

The contract also includes up to three one-year option periods and aggregate funding under the contract is potentially worth up to $44.4 million over the entire five year period.  Subject to the progress of the program and budgetary considerations, the contact can be canceled by the TMTI at any time.

Cost of Contract Manufacturing.

The increases in cost of contract manufacturing of $170,000 during the three months ended July 31, 2009 compared to the same period in the prior year is primarily related to the current year three-month increase in contract manufacturing revenue.  In addition, during the current year three-month period, we experienced an improvement in our costs of contract manufacturing as a percentage of contract manufacturing revenue compared to the same three-month period in the prior year as a direct result of improved gross margins associated with manufacturing runs and related manufacturing services.  We expect to continue to incur contract manufacturing costs during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

The increase in research and development (“R&D”) expenses of $2,006,000 during the three months ended July 31, 2009 compared to the same period in the prior year is due to the following changes associated with each of our following platform technologies under development:

Technology Platform	R&D Expenses-Quarter Ended July 31, 2009	R&D Expenses-Quarter Ended July 31, 2008	$ Change
Anti-PS Immunotherapeutics (bavituximab)	$5,173,000	$2,809,000	$2,364,000
TNT (Cotara®)	696,000	1,155,000	(459,000)
Other	205,000	104,000	101,000
Total R&D Expenses	$6,074,000	$4,068,000	$2,006,000

●
Anti-Phosphatidylserine (“Anti-PS”) Immunotherapeutics (bavituximab) – The increase in Anti-PS Immunotherapeutics program expenses of $2,364,000 during the three months ended July 31, 2009 compared to the same period in the prior year is primarily due to an increase in R&D expenses directly associated with our efforts to advance the development of bavituximab and a fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections under our federal contract with the TMTI.  The increase in Anti-PS program expenses was further supplemented with an increase in clinical trial expenses to support the advancement of four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV patients co-infected with HIV.

●
Tumor Necrosis Therapy (“TNT”) (Cotara®) – The decrease in TNT program expenses of $459,000 for the three months ended July 31, 2009 compared to the same period in the prior year is primarily due to a decrease in payroll and related expenses and manufacturing expenses associated with a decrease in our in-house TNT research and development efforts as our in-house research efforts were focused primarily on the development of our Anti-PS program.  The decrease in TNT program expenses was further supplemented with a decrease in clinical trial expenses primarily associated with the timing of patient enrollment of our two ongoing Cotara® clinical trials for the treatment of brain cancer.

●
Other R&D programs – The increase in our other R&D program expenses of $101,000 during the three months ended July 31, 2009 compared to the same period in the prior year is primarily due to an increase in R&D expenses associated with increased development efforts associated with the advancement of our R84 antibody that was subsequently licensed to a unaffiliated entity in July 2009.

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

●	the uncertainty of terms related to potential future partnering or licensing arrangements;
●	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
●	The uncertainty of our ability to raise additional capital to support our future research and development efforts beyond our fiscal year 2010.

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

The increase in selling, general and administrative expenses of $87,000 during the three months ended July 31, 2009 compared to the same period in the prior year is primarily due to an increase in payroll and related expenses associated with an increase in general and administrative employee headcount to support our government contract and Avid’s expanding operations, which was offset by a decrease in non-cash share-based compensation expense.

Interest and Other Income.

The decrease in interest and other income of $35,000 during the three months ended July 31, 2009 compared to the same period in the prior year is primarily due to a decrease in interest income as a result of lower prevailing interest rates during the current year compared to the prior year.

Interest and Other Expense.

The increase in interest and other expense of $277,000 during the three months ended July 31, 2009 compared to the same period in the prior year is due to a $151,000 increase in interest expense associated with the $5,000,0000 term loan we entered into in December 2008.  In addition, we saw a current quarter increase in non-cash interest expense of $126,000 associated with the amortization of the fair value of detachable warrants and related debt issuance costs.  Since the term loan was entered into during December 2008, there was no corresponding amount in the same prior year quarter.

Critical Accounting Policies

The preparation and presentation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to establish policies and to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements. In our judgment, our critical accounting policies, estimates and assumptions have the greatest potential impact on our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances.  Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the following critical accounting policy below updates, and should be considered in addition to, the critical accounting policies previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2009.

Revenue Recognition

We currently derive revenue from contract manufacturing services provided by Avid, from sub-licensing agreements associated with Peregrine’s technologies under development, and from services performed under a government contract awarded to Peregrine through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”) that was signed on June 30, 2008.

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

We also comply with Financial Accounting Standards Board’s Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables.  In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element.  If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, the arrangement would then be accounted for as a single unit of accounting, and revenue is recognized over the estimated period of when the performance obligation(s) are performed.

In addition, we also follow the guidance of the Emerging Issues Task Force Issue No. 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent.  Pursuant to EITF 99-19, for transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and performs a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services or research and development expense for services provided under our contract with the TMTI.

Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis.  Under “bill-and-hold” arrangements, revenue is recognized in accordance with the “bill-and-hold” requirements under SAB No. 104 once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated financial statements.  We also record a provision for estimated contract losses, if any, in the period in which they are determined.

Revenues associated with licensing agreements primarily consist of non-refundable up-front license fees, non-refundable annual license fees and milestone payments.

Non-refundable upfront license fees.   Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology.  If a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21.  Under multiple element arrangements, we recognize upfront license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined.  If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed.  If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.  If we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized.  Revenue recognized under licensing agreements is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method, as of the period ending date.  Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated financial statements.

Non-refundable annual license fees.   Non-refundable annual license fees are recognized as revenue on the anniversary date of the agreement in accordance with the criteria under SAB No. 104.

Milestone payments.   Milestone payments are recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (ii) the fees are non-refundable, and (3) there is no continuing performance obligations associated with the milestone payment.  Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Our contract with the TMTI is a “cost-plus-fixed-fee” contract whereby we recognize government contract revenue in accordance with the revenue recognition criteria noted above and in accordance with Accounting Research Bulletin No. 43, Chapter 11, Government Contracts.  Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, indirect costs, and a fixed fee for our efforts.  Revenue under this “cost-plus-fixed-fee” contract is generally recognized as we perform the underlying research and development activities.  However, progress billings and/or payments associated with services that are billed and/or received in a manner that is not consistent with the timing of when services are performed are classified as deferred government contract revenue in the accompanying condensed consolidated financial statements and are recognized as revenue upon satisfying our revenue recognition criteria.

Liquidity and Capital Resources

At July 31, 2009, we had $12,778,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.  As discussed in Note 1 to the accompanying condensed consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

We will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity or debt, in order to support the costs of our research and development programs.

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the above shelf registration statement on Form S-3, File Number 333-160572, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of common stock. As of July 31, 2009, we had not sold any shares under the July 2009 AMI Agreement.

In addition to the above, we may also raise additional capital though additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract and licensing agreements, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract and licensing agreements to meet our obligations as they become due through at least fiscal year 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 5 to the accompanying condensed consolidated financial statements), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2009 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the three months ended July 31, 2009, cash used in operating activities decreased $1,523,000 to $3,593,000 compared to $5,116,000 for the three months ended July 31, 2008.  This decrease in net cash used in operating activities was primarily due to a decrease of $2,658,000 in our net loss reported in the current three-month period after taking into consideration non-cash operating expenses.  This amount was supplemented by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $1,135,000.  The decrease in our current three-month period net loss was primarily due to current period increases in contract manufacturing revenue and government contract revenue offset by increases in cost of contract manufacturing, research and development expenses and selling, general and administrative expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	THREE MONTHS ENDED
	July 31, 2009	July 31, 2008
Net loss, as reported	$(2,428,000)	$(5,086,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	116,000	133,000
Share-based compensation	162,000	271,000
Amortization of discount on notes payable and debt issuance costs	126,000	-
Net cash used in operating activities before changes in operating assets and liabilities	$(2,024,000)	$(4,682,000)
Net change in operating assets and liabilities	$(1,569,000)	$(434,000)
Net cash used in operating activities	$(3,593,000)	$(5,116,000)

Cash Used In Investing Activities.  Net cash used in investing activities increased $19,000 to $64,000 for the three months ended July 31, 2009 compared to net cash used of $45,000 for the three months ended July 31, 2008.  This increase was due to an increase in cash outflows associated with other assets of $10,000 combined with a $9,000 increase in property acquisitions.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $6,423,000 to $6,417,000 for the three months ended July 31, 2009 compared to net cash used of $6,000 for the three months ended July 31, 2008.  During the three months ended July 31, 2009, we received net proceeds under an At Market Issuance Sales Agreement we entered into on March 26, 2009, whereby we sold 9,275,859 shares of our common stock for net proceeds of $6,588,000, net of commissions and issuance costs of $305,000.  This amount was supplemented with net proceeds of $2,000 from the exercise of stock options.  In addition, principal payments on notes payable and capital leases were $173,000 for the three months ended July 31, 2009 compared to capital lease principal payments of $6,000 paid in the same prior year period, or an increase of $167,000.  The increase is due to our having made the first principal payment on our outstanding term loan in July 2009 following the expiration of the initial six month interest only period.

Commitments

At July 31, 2009, we had no material capital commitments.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our outstanding notes payable, however, they would not have an affect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at July 31, 2009, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

At July 31, 2009, we had an outstanding notes payable balance of $4,833,000 under a loan and security agreement, which bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%, which may expose us to market risk due to changes in interest rates.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 3% under our loan and security agreement and based on historical movements in LIBOR rates, we believe a near-term change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2009, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2009.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

ITEM 1A.	RISK FACTORS

The following risk factors below update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report for the fiscal year ended April 30, 2009.

If We Cannot Obtain Additional Funding, Our Product Development And Commercialization Efforts May Be Reduced Or Discontinued And We May Not Be Able To Continue Operations.

At July 31, 2009, we had $12,778,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.  As discussed in Note 1 to the accompanying condensed consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

We will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity or debt, in order to support the costs of our research and development programs.

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the above shelf registration statement on Form S-3, File Number 333-160572, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of common stock. As of July 31, 2009, we had not sold any shares under the July 2009 AMI Agreement.

In addition to the above, we may also raise additional capital though additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract and licensing agreements, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract and licensing agreements to meet our obligations as they become due through at least fiscal year 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 5 to the accompanying condensed consolidated financial statements), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

In The Event Our Contract With The TMTI Is Terminated, Our Loan Requires Us To Place A Significant Amount Of Our Cash In A Restricted Bank Account.

Under the terms of the Loan Agreement, if our contract with the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”) is terminated while any principal balance of the loan is outstanding, we will be required to at all times thereafter maintain cash and cash equivalents in an amount of at least eighty percent (80%) of the then outstanding principal balance of the loan in a restricted account over which we will not be permitted to make withdrawals or otherwise exercise control.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the three months ended July 31, 2009 and for each of the past three fiscal years:

Net Loss
Three months ended July 31, 2009 (unaudited)	$2,428,000
Fiscal Year 2009	$16,524,000
Fiscal Year 2008	$23,176,000
Fiscal Year 2007	$20,796,000

As of July 31, 2009, we had an accumulated deficit of $249,788,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next three years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of July 31, 2009, there were 236,968,914 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 16,802,392 additional shares of our common stock that are reserved for future issuance under our stock option plans and for outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants
under our stock incentive plans	15,110,345
Common shares issuable upon exercise of outstanding warrants	1,692,047
Total	16,802,392

In addition, the above table does not include shares of common stock that we have available to issue from the registration statement we filed during July 2009 on Form S-3, File number 333-160572, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.

Of the total options and warrants outstanding as of July 31, 2009, 7,064,296 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at July 31, 2009.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2009, and our fiscal quarter ended July 31, 2009:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2010
Quarter Ended July 31, 2009	$1.13	$0.89	36,723	197

Fiscal Year 2009
Quarter Ended April 30, 2009	$0.52	$0.30	3,509	68
Quarter Ended January 31, 2009	$0.47	$0.22	1,298	93
Quarter Ended October 31, 2008	$0.40	$0.23	1,318	77
Quarter Ended July 31, 2008	$0.53	$0.31	2,997	103

Fiscal Year 2008
Quarter Ended April 30, 2008	$0.73	$0.35	3,846	130
Quarter Ended January 31, 2008	$0.65	$0.35	3,111	140
Quarter Ended October 31, 2007	$0.79	$0.54	2,631	169
Quarter Ended July 31, 2007	$1.40	$0.72	21,653	237

Fiscal Year 2007
Quarter Ended April 30, 2007	$1.26	$0.86	6,214	408
Quarter Ended January 31, 2007	$1.39	$1.09	4,299	203
Quarter Ended October 31, 2006	$1.48	$1.12	3,761	277
Quarter Ended July 31, 2006	$1.99	$1.30	23,790	429

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	changes in our capital structure, including but not limited to any potential reverse stock split;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

If We Cannot License Or Sell Cotara®, It May Be Delayed Or Never Be Further Developed.

We have completed initial Phase I and Phase I/II studies with Cotara® for the treatment of brain cancer.  In addition, we are currently conducting a dose confirmation and dosimetry clinical trial in patients with recurrent glioblastoma multiforme (“GBM”).  We are also currently conducting a Phase II safety and efficacy study using a single administration of the drug through an optimized delivery method.  Taken together, the current U.S. study along with data collected from the Phase II safety and efficacy study should provide the safety, dosimetry and efficacy data that will support the final design of the larger Phase III study.  Once we complete these two Cotara® studies for the treatment of GBM, substantial financial resources will be needed to complete the final part of the trial and any additional supportive clinical studies necessary for potential product approval.  We do not presently have the financial resources internally to complete the larger Phase III study.  We therefore intend to continue to seek a licensing or funding partner for Cotara®, and hope that the data from our clinical studies will enhance our opportunities of finding such partner.  If a partner is not found for this technology, we may not be able to advance the project past its current state of development.  Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based oncology drug, we may not find a suitable partnering candidate for Cotara®.  We also cannot ensure that we will be able to find a suitable licensing partner for this technology.  Furthermore, we cannot ensure that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

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

On June 30, 2008, we were awarded up to a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $19.4 million having been appropriated through the current federal fiscal year ending September 30, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period.  Work under this contract commenced on June 30, 2008.  If we do not receive the expected funding under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection nor otherwise receive the other indirect benefits that may be derived from receipt of the full funding under this contract.

Federal Government Contracts Contain Provisions Giving Government Customers A Variety Of Rights That Are Unfavorable To Us, Including The Ability To Terminate A Contract At Any Time For Convenience.

Federal government contracts, such as our contract with the TMTI, contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to:

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

If the government terminates our contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates our contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. If the TMTI were to unexpectedly terminate or cancel, or decline to exercise the option to extend our contract beyond the base period, our revenues, product development efforts and operating results would be materially harmed.

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

Avid Bioservices, Our subsidiary, Is Exposed To Risks Resulting From Its Small Customer Base.

A significant portion of Avid Bioservices’ revenues have historically been derived from a small customer base.  These customers typically do not enter into long-term contracts because their need for drug supply depends on a variety of factors, including the drug’s stage of development, their financial resources, and, with respect to commercial drugs, demand for the drug in the market.  Our results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated.

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

PEREGRINE PHARMACEUTICALS, INC.

Date: September 3, 2009	By:	/s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

Date: September 3, 2009	By:	/s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)