Form 10-Q
period 2009-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2009-12-10
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009
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
Yes☒    No☐
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
Yes  ☐     No  ☒

As of December 1, 2009, there were 49,150,826 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.
FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2009

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

NOTE REGARDING REVERSE STOCK SPLIT

On October 16, 2009, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a reverse split of our common stock at a ratio of one-for-five.  The reverse stock split was effective at the close of business on October 16, 2009.  All fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All historical share and per share amounts have been adjusted to reflect the reverse stock split, however, we have not adjusted the prior year balance sheet.

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2009	APRIL 30, 2009
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,599,000	$10,018,000
Trade and other receivables, net	2,487,000	1,770,000
Government contract receivables	1,595,000	1,944,000
Inventories, net	5,850,000	4,707,000
Debt issuance costs, current portion	175,000	229,000
Prepaid expenses and other current assets	1,049,000	1,466,000

Total current assets	24,755,000	20,134,000

PROPERTY:
Leasehold improvements	675,000	675,000
Laboratory equipment	4,100,000	4,180,000
Furniture, fixtures and office equipment	901,000	902,000

	5,676,000	5,757,000
Less accumulated depreciation and amortization	(4,245,000)	(4,076,000)

Property, net	1,431,000	1,681,000

OTHER ASSETS:
Debt issuance costs, less current portion	68,000	142,000
Other assets	1,275,000	1,170,000

Total other assets	1,343,000	1,312,000

TOTAL ASSETS	$27,529,000	$23,127,000

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	OCTOBER 31, 2009	APRIL 30, 2009
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,659,000	$3,518,000
Accrued clinical trial site fees	416,000	955,000
Accrued legal and accounting fees	284,000	667,000
Accrued royalties and license fees	145,000	182,000
Accrued payroll and related costs	1,363,000	1,580,000
Notes payable, current portion and net of discount	1,846,000	1,465,000
Deferred revenue	4,260,000	3,776,000
Deferred government contract revenue	3,989,000	3,871,000
Customer deposits	790,000	2,287,000
Other current liabilities	550,000	563,000

Total current liabilities	17,302,000	18,864,000

Notes payable, less current portion and net of discount	2,157,000	3,208,000
Other long-term liabilities	152,000	154,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; none issued	-	-
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 48,869,563 and 45,537,711, respectively	48,000	227,000
Additional paid-in capital	260,445,000	248,034,000
Accumulated deficit	(252,575,000)	(247,360,000)

Total stockholders' equity	7,918,000	901,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,529,000	$23,127,000

See accompanying notes to unaudited condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$5,308,000	$983,000	$7,378,000	$2,176,000
Government contract revenue	1,510,000	958,000	6,181,000	1,282,000
License revenue	78,000	-	87,000	-
Total revenues	6,896,000	1,941,000	13,646,000	3,458,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,540,000	663,000	4,613,000	1,566,000
Research and development	4,132,000	4,301,000	10,206,000	8,369,000
Selling, general and administrative	1,761,000	1,527,000	3,554,000	3,233,000

Total costs and expenses	9,433,000	6,491,000	18,373,000	13,168,000

LOSS FROM OPERATIONS	(2,537,000)	(4,550,000)	(4,727,000)	(9,710,000)

OTHER INCOME (EXPENSE):
Interest and other income	34,000	53,000	74,000	128,000
Interest and other expense	(284,000)	-	(562,000)	(1,000)

NET LOSS	$(2,787,000)	$(4,497,000)	$(5,215,000)	$(9,583,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	48,147,702	45,242,124	47,478,247	45,242,124

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.10)	$(0.11)	$(0.21)

See accompanying notes to unaudited condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended October 31,
	2009	2008
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,215,000)	$(9,583,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228,000	260,000
Share-based compensation	320,000	493,000
Amortization of discount on notes payable and debt issuance costs	241,000	-
Loss on disposal of property	51,000	-
Changes in operating assets and liabilities:
Trade and other receivables, net	(717,000)	(1,142,000)
Government contract receivables	349,000	(837,000)
Inventories, net	(1,143,000)	(3,800,000)
Prepaid expenses and other current assets	417,000	66,000
Accounts payable	141,000	1,359,000
Accrued clinical trial site fees	(539,000)	313,000
Accrued payroll and related costs	(217,000)	(302,000)
Deferred revenue	484,000	4,276,000
Deferred government contract revenue	118,000	1,701,000
Customer deposits	(1,497,000)	737,000
Other accrued expenses and current liabilities	(423,000)	(293,000)

Net cash used in operating activities	(7,402,000)	(6,752,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(29,000)	(112,000)
Increase in other assets	(105,000)	(45,000)

Net cash used in investing activities	(134,000)	(157,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $469,000	11,912,000	-
Principal payments on notes payable	(783,000)	-
Principal payments on capital leases	(12,000)	(11,000)
Net cash provided by (used in) financing activities	11,117,000	(11,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,581,000	(6,920,000)

CASH AND CASH EQUIVALENTS, beginning of period	10,018,000	15,130,000

CASH AND CASH EQUIVALENTS, end of period	$13,599,000	$8,210,000

See accompanying notes to unaudited condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009

1.	ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a biopharmaceutical company developing monoclonal antibodies for the treatment of cancer and serious virus infections.  The Company is pursuing three separate clinical programs in cancer and Hepatitis C Virus (“HCV”) infection with its lead product candidates bavituximab and Cotara®.  Peregrine also has in-house manufacturing capabilities through its wholly owned subsidiary Avid Bioservices, Inc. (“Avid”), which provides process development and bio-manufacturing services for both Peregrine and outside customers on a fee-for-service basis.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements.  These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.  The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments.  Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

The interim unaudited condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.  All intercompany accounts and transactions have been eliminated in the interim unaudited condensed consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, as well as disclosures of commitments and contingencies in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Subsequent Events

In connection with the preparation of the interim unaudited condensed consolidated financial statements, we have evaluated subsequent events through December 10, 2009, the filing date of this Form 10-Q.

Reverse Stock Split

On October 16, 2009, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a reverse split of our common stock at a ratio of one-for-five.  The reverse stock split was effective at the close of business on October 16, 2009.  All fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All historical share and per share amounts have been adjusted to reflect the reverse stock split, however, we have not adjusted the prior year balance sheet.

Going Concern

Our interim unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.  At October 31, 2009, we had $13,599,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (continued)

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

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.  As of October 31, 2009, gross proceeds of up to $44,597,000 remained available under the July 2009 Shelf.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the above shelf registration statement on Form S-3, File Number 333-160572, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of common stock.  As of October 31, 2009, we had sold 1,429,582 shares of common stock at market prices under the July 2009 AMI Agreement in exchange for net proceeds of $5,240,000.

In addition to the above, we may also raise additional capital through additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract and licensing agreements, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract and licensing agreements to meet our obligations as they become due through at least fiscal year 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 7), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We currently derive revenue from the following three sources:  (i) contract manufacturing services provided by Avid, (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development, and (iii) government contract revenues for services provided under a government contract awarded to Peregrine through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”).

We recognize revenue in accordance with the authoritative guidance for revenue recognition.  We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables.  We recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element.  If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, the arrangement would then be accounted for as a single unit of accounting, and revenue is recognized over the estimated period of when the performance obligation(s) are performed.

In addition, we also follow the authoritative guidance when reporting revenue as gross when we act as a principal versus reporting revenue as net when we act as an agent.  For transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and performs a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services and research and development expense for services provided under our contract with the TMTI.

Contract Manufacturing Revenue – Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.  We also record a provision for estimated contract losses, if any, in the period in which they are determined.

License Revenue – Revenue associated with licensing agreements primarily consist of non-refundable upfront license fees, non-refundable annual license fees and milestone payments.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (continued)

Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology.  If a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with the authoritative guidance.  Under multiple element arrangements, we recognize upfront license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined.  If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed.  If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.  If we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized.  Revenue recognized under licensing agreements is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method, as of the period ending date.  Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

Non-refundable annual license fees are recognized as revenue on the anniversary date of the agreement in accordance with the authoritative guidance for revenue recognition.

Milestone payments are recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (ii) the fees are non-refundable, and (3) there is no continuing performance obligations associated with the milestone payment.  Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

Government Contract Revenue – On June 30, 2008, we were awarded a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $19.4 million having been appropriated as of October 31, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.

Our contract with the TMTI is a “cost-plus-fixed-fee” contract whereby we recognize government contract revenue in accordance with the revenue recognition criteria noted above and in accordance with the authoritative guidance specific to federal government contracts.  Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, indirect costs, and a fixed fee for our efforts.  Revenue under this “cost-plus-fixed-fee” contract is generally recognized as we perform the underlying research and development activities.  However, progress billings and/or payments associated with services that are billed and/or received in a manner that is not consistent with the timing of when services are performed are classified as deferred government contract revenue in the accompanying interim unaudited condensed consolidated financial statements and are recognized as revenue upon satisfying our revenue recognition criteria.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (continued)

Fair Value Measurements

We determine fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures for all assets and liabilities within the scope of this guidance.  This guidance clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The guidance also clarifies its application in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

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

As of October 31, 2009, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Share-Based Compensation

We account for stock options granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation.  The authoritative guidance requires the recognition of compensation expense, using a fair value based method, for costs related to all share-based payments including grants of employee stock options.  In addition, it requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods (typically 2 to 4 years).

The fair value of each option grant is estimated using the Black-Scholes option valuation model.  The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs including estimated stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.  In addition, the authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense related to employee stock option grants for the three and six-month periods ended October 31, 2009 and 2008 are included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Research and development	$102,000	$123,000	$180,000	$264,000
Selling, general and administrative	55,000	98,000	132,000	223,000
Total	$157,000	$221,000	$312,000	$487,000

As of October 31, 2009, the total estimated unrecognized compensation cost related to non-vested stock options was $838,000.  This cost is expected to be recognized over a weighted average vesting period of 2.30 years based on current assumptions.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (continued)

Periodically, we grant stock options to non-employee consultants.  The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with the authoritative guidance.  Share-based compensation expense recorded during the three and six months ended October 31, 2009 associated with non-employees amounted to $1,000 and $8,000, respectively.  Share-based compensation expense recorded during the three and six months ended October 31, 2008 associated with non-employees amounted to $1,000 and $6,000, respectively.

Comprehensive Loss

Comprehensive loss is equal to net loss for all periods presented.

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants in accordance with the authoritative guidance.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and six months ended October 31, 2009 and 2008.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 630,594 and 637,082 shares of common stock for the three and six months ended October 31, 2009, respectively, and 228 and 18,676 shares of common stock for the three and six months ended October 31, 2008, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants to purchase up to 1,744,905 and 1,740,799 shares of common stock for the three and six months ended October 31, 2009, respectively, and 2,846,353 and 2,651,304 shares of common stock for the three and six months ended October 31, 2008, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

4.	ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) approved The FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which launched on July 1, 2009, changes the referencing and organization of accounting guidance and became effective for interim and annual periods ending after September 15, 2009.  The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature.  Only one level of authoritative U.S. GAAP now exists.  All other literature is considered non-authoritative.  The Codification does not change U.S. GAAP.  We adopted the Codification effective August 1, 2009. The adoption of the Codification did not have a material impact on our interim unaudited condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (continued)

Effective May 1, 2009, we adopted authoritative guidance for subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of this new guidance did not have a material impact on our interim unaudited condensed consolidated financial statements.

Effective May 1, 2009, we adopted authoritative guidance on accounting for collaborative arrangements, which focuses on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the statement of operations and certain related disclosure questions.  The adoption of the new guidance on accounting for collaborative arrangements did not have a material impact on our interim unaudited condensed consolidated financial statements.

Effective May 1, 2009, we adopted authoritative guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  The guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The adoption of this new guidance did not have a material impact on our interim unaudited condensed consolidated financial statements.

Effective May 1, 2009, we adopted authoritative guidance which requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments.  The adoption of this new guidance did not have a material impact on our interim unaudited condensed consolidated statements.

New Accounting Standards Not Yet Adopted

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables.  This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We have not yet evaluated the potential impact of adopting this guidance on our interim unaudited condensed consolidated financial statements.

5.	ACCOUNTS RECEIVABLE

Accounts receivable is recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary.  Trade and other receivables primarily include amounts billed for contract manufacturing services provided by Avid (“trade” receivables).  Government contract receivables include amounts billed under our contract with the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”) that was signed on June 30, 2008.  In addition, amounts unbilled under our contract with TMTI at October 31, 2009 were $187,000, of which amount, included $168,000 in prepaid expenses and other current assets and included $19,000 in other assets in the accompanying interim unaudited condensed consolidated financial statements.

We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  With respect to our trade and other receivables, we determined a $20,000 allowance for doubtful accounts was necessary based on our analysis as of October 31, 2009.  With respect to our government contract receivables, we determined no allowance for doubtful accounts was necessary based on our analysis as of October 31, 2009.

6.	INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid.

Inventories consist of the following at October 31, 2009 and April 30, 2009:

	October 31, 2009	April 30, 2009
Raw materials	$1,355,000	$1,654,000
Work-in-process	4,495,000	3,053,000
Total inventories, net	$5,850,000	$4,707,000

7.	NOTE PAYABLE

On December 9, 2008, we entered into a loan and security agreement whereby we borrowed $5,000,000 (“Loan Agreement”) from MidCap Financial LLC and BlueCrest Capital Finance, L.P.

Under the Loan Agreement, the outstanding principal balance each month will bear interest at the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9% (12% at October 31, 2009).  The Loan Agreement allowed for interest-only payments during the initial six (6) months through July 2009 followed by thirty (30) equal monthly principal payments plus interest.  The Loan Agreement, which is secured by generally all assets of the Company, contains customary covenants that, among other things, generally restricts our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant, whereby if our contract with the TMTI (Note 3) is terminated while the loan is outstanding, we would be required to set aside cash and cash equivalents in an amount equal to at least 80% of the outstanding loan balance in a secured account over which we will not be permitted to make withdrawals or otherwise exercise control.  Moreover, the Loan Agreement includes a Material Adverse Change clause whereby if there is a material impairment in the priority of lenders' lien in the collateral or in the value of such collateral, or if we encounter a material adverse change in our business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan, then an event of default can be invoked by the lender.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (continued)

The terms of the Loan Agreement also include a provision for warrant coverage equal to 10% of the amount borrowed divided by the warrant exercise price.  The warrant exercise price was calculated based on the average closing price of our common stock for the 20-day period prior to the date of the Loan Agreement.  The warrants are exercisable immediately and have a five-year term.  In connection with the advance of $5,000,000, we issued warrants to purchase an aggregate of 338,410 shares of our common stock at an exercise price of $1.48 per share.  The fair value of the warrants was $414,000, and this amount was credited to additional paid-in capital and reduced the carrying value of the debt, reflected as a debt discount in the accompanying interim unaudited condensed consolidated financial statements.  The debt discount is being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  The fair value of the warrants was determined using the Black-Scholes model with the following assumptions:  estimated volatility of 70.72%; risk free interest rate of 2.00%; an expected life of five years; and no dividend yield.

In connection with the Loan Agreement, we also incurred $469,000 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and the short-term and long-term portions of these costs are included in current assets and other long-term assets, respectively, in the accompanying interim unaudited condensed consolidated balance sheets and are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  Included in debt issuance costs is a final payment fee of $150,000, which is due and payable on the maturity date of the outstanding loan balance, and is equal to 3% of the total amount funded under the Loan Agreement.  The final payment fee payable of $150,000 is classified as other long-term liabilities in the accompanying interim unaudited condensed consolidated balance sheets.

As of October 31, 2009, we will make the following principal payments in the years ending April 30:

2010	$884,000
2011	2,000,000
2012	1,333,000

Total	$4,217,000

8.	STOCKHOLDERS’ EQUITY

On March 26, 2009, we entered into an At Market Issuance Sales Agreement (“March 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we sold shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our shelf registration statement on Form S-3, File Number 333-139975 (“January 2007 Shelf”), for aggregate gross proceeds of $7,500,000.  Shares of common stock sold under this arrangement were sold at market prices.  During the quarter ended July 31, 2009, we had sold 1,855,172 shares of common stock under the March 2009 AMI Agreement for aggregate net proceeds of $6,587,000 after deducting commissions of 3% paid to Wm Smith & Co and other issuance costs.  As of July 31, 2009, we had raised the aggregate gross proceeds of $7,500,000 permitted under the March 2009 AMI Agreement.  In addition, as of July 31, 2009, we had raised the aggregate gross proceeds permitted under the January 2007 Shelf.

On July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.   As of October 31, 2009, gross proceeds of up to $44,597,000 remained available under the July 2009 Shelf.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (continued)

In addition, on July 14, 2009, we entered into a separate At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of common stock.  As of October 31, 2009, we had sold 1,429,582 shares of common stock at market prices under the July 2009 AMI Agreement for aggregate net proceeds of $5,240,000 after deducting commissions of 3% paid to Wm Smith & Co and other issuance costs.

As of October 31, 2009, we have reserved 6,274,693 additional shares of our common stock which may be issued under our stock option plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under the July 2009 Shelf, as further described in the following table:

Number of Shares Reserved
Stock options issued and outstanding	2,708,108
Stock options available for future grant	3,228,175
Warrants issued and outstanding	338,410
Total shares of common stock reserved for issuance	6,274,693

9.	STOCK OPTIONS AND WARRANTS

In connection with the one-for-five reverse stock split we implemented at the close of business on October 16, 2009, the number of outstanding equity awards was proportionately adjusted to reflect the reverse stock split.  As a result, the number of outstanding equity awards was determined by dividing the number of outstanding equity awards by five.  The per share exercise price of stock options and warrants was determined by multiplying the exercise price by five.

During the six months ended October 31, 2009, holders of our outstanding options exercised rights to purchase 46,085 shares of common stock at a weighted average exercise price of $1.86 per share, respectively, for net proceeds of approximately $85,000.  Options to purchase 2,708,108 shares of our common stock were outstanding as of October 31, 2009.

As of October 31, 2009, we had warrants outstanding to purchase up to 338,410 shares of our common stock at an exercise price of $1.48 per share with an expiration date of December 19, 2013.  These warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008, as further discussed in Note 7.  There were no warrants granted or exercised during the six months ended October 31, 2009.

10.	SEGMENT REPORTING

Our business is organized into two reportable operating segments.  Peregrine is engaged in the research and development of monoclonal antibody-based therapies for the treatment of cancer and serious viral infections.  Avid is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (continued)

The accounting policies of the operating segments are the same as those described in Note 3.  We primarily evaluate the performance of our contract manufacturing services segment based on gross profit or loss.  However, our products in the research and development segment are not evaluated based on gross profit or loss, but rather based on scientific progress of the technologies.  As such, gross profit is only provided for our contract manufacturing services segment in the below table.  All revenues shown below are derived from transactions with external customers.

Segment information for the three-month periods is summarized as follows:

	Three Months Ended October 31,
	2009	2008

Contract manufacturing services revenue	$5,308,000	$983,000
Cost of contract manufacturing services	3,540,000	663,000
Gross profit	1,768,000	320,000
Revenues from products in research and development	1,588,000	958,000
Research and development expense	(4,132,000)	(4,301,000)
Selling, general and administrative expense	(1,761,000)	(1,527,000)
Other income (expense), net	(250,000)	53,000
Net loss	$(2,787,000)	$(4,497,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended October 31,
	2009	2008
United States (one customer)	23%	95%
Canada (one customer)	50%	0%
Germany (one customer)	20%	5%
Other customers	7%	0%
Total	100%	100%

Segment information for the six-month periods is summarized as follows:

	Six Months Ended October 31,
	2009	2008

Contract manufacturing services revenue	$7,378,000	$2,176,000
Cost of contract manufacturing services	4,613,000	1,566,000
Gross profit	2,765,000	610,000
Revenues from products in research and development	6,268,000	1,282,000
Research and development expense	(10,206,000)	(8,369,000)
Selling, general and administrative expense	(3,554,000)	(3,233,000)
Other income (expense), net	(488,000)	127,000
Net loss	$(5,215,000)	$(9,583,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (continued)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Six Months Ended October 31,
	2009	2008
United States (one customer)	26%	89%
Canada (one customer)	50%	0%
Germany (one customer)	17%	6%
Other customers	7%	5%
Total	100%	100%

Revenues generated from our products in our research and development segment during the three and six months ended October 31, 2009 and 2008 were primarily from revenues earned under the government contract with the TMTI (Note 3).  The remainder of revenue generated from our products in our research and development segment during the three and six months ended October 31, 2009 was from revenue earned under licensing agreements (Note 11).

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	October 31, 2009	April 30, 2009
Long-lived Assets, net:
Contract manufacturing services	$1,307,000	$1,531,000
Products in research and development	124,000	150,000
Total long-lived assets, net	$1,431,000	$1,681,000

11.	LICENSING AGREEMENTS

During July 2009, we sub-licensed certain rights and agreed to assign certain other rights under our anti-VEGF (Vascular Endothelial Growth Factor) antibody program to an unrelated entity.  In consideration for the rights granted under our anti-VEGF antibody program, we will receive a non-refundable up-front license fee of $250,000, of which $100,000 is due immediately and $150,000 is due within six months of the date of the agreements.  In addition, we expect to receive an additional $1,000,000 upon delivery of a pre-clinical development package as defined in the agreements.  We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for initial product approval plus a royalty on net sales, as defined in the agreements.  Under the license agreements, we also granted the unrelated entity a research license in the ocular field with an option to grant sub-licenses in the ocular field.  If the unrelated entity exercises this option to grant sub-licenses in the ocular field, we would receive pre-defined up-front fees, milestone payments, and a royalty on net sales.  We have determined that, pursuant to the authoritative guidance for revenue recognition, the license and the undelivered services (pre-clinical development package and the option to the ocular field) are not separable and, accordingly, the license and services are being treated as a single unit of accounting.  Under the agreements, we determined our obligations under the agreements would be up to a four year period and therefore, we are recognizing the non-refundable up-front payments of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the agreements, on a straight-line basis over a four year period.  However, we will continue to reassess the length of our obligation period, and accordingly, our estimated obligation period may change based on future events.  Revenue recognized under these agreements is included in license revenue in the accompanying interim unaudited condensed consolidated financial statements.  Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (continued)

12.	COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in legal disputes arising in the normal course of our business. We are not presently subject to any material litigation or other dispute nor, to management’s knowledge, is any litigation or other proceeding threatened against us that collectively is expected to have a material adverse effect on our consolidated cash flows, financial condition or results of operations.

13.	SUBSEQUENT EVENTS

On December 22, 1999, the Company’s Board of Directors granted stock options to certain employees, consultants, and a current member of the Board of Directors (“Option Holders”), which are set to expire on December 22, 2009, unless exercised prior to such date.  On December 9, 2009, the Company’s Board of Directors deemed it to be in the best interest of the Company to enter into Option Exercise Forbearance Agreements (the “Agreement”) with the Option Holders.  Pursuant to the terms of the Agreement, each Option Holder will receive the same amount in net proceeds as if he or she had exercised his or her stock options in the open market based on the market price paid per share equal to the volume weighted average price of the Company’s common stock sold under its At-the-Market Issuance agreement with Wm Smith & Co during the period from August 1, 2009 to December 4, 2009 in exchange for allowing the options to expire unexercised.  Pursuant to the Agreement, the Company has accrued $382,000 in December 2009.

On December 9, 2009, the Company’s Board of Directors also authorized a one-time bonus to seven members of the Company’s management in recognition of their contributions toward successfully completing discussions for the Company’s bavituximab clinical program with the Food and Drug Administration in November 2009.  This one-time bonus totals $353,000 in aggregate, of which $49,000 is payable prior to December 31, 2009 and $304,000 is being deferred until the earlier of such time as the Board of Directors, in its sole discretion, shall determine or the termination of an individual’s employment.

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

The below table is a summary of our clinical trials and the current status of each clinical trial.

Product	Indication	Trial Design	Trial Status
Bavituximab	Solid tumor cancers	Phase I monotherapy repeat dose safety study designed to treat up to 28 patients.	June 2009 – Completion of patient enrollment was announced.
Bavituximab plus docetaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study was expanded to treat up to a total of 46 patients based on early promising results observed in the initial 15 patients.
May 2009 – Completion of patient enrollment was announced.

October 2009 – We announced that 28 of 46 (61%) of all patients enrolled in the trial achieved an objective tumor response according to RECIST criteria after up to six treatment cycles.

Patient treatment and follow-up are continuing and secondary clinical trial endpoints are being monitored.

Bavituximab plus carboplatin and paclitaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study was expanded to treat up to a total of 46 patients based on early promising results observed in the initial 15 patients.	September 2009 – Completion of patient enrollment was announced. Patient treatment and follow-up are continuing and clinical trial endpoints are being monitored.

Product	Indication	Trial Design	Trial Status
Bavituximab plus carboplatin and paclitaxel	Non-small cell lung cancer (NSCLC)	Phase II study designed to treat up to 21 patients initially. Study was expanded to treat up to a total of 49 patients based on early promising results observed in the initial 21 patients.
October 2009 – Completion of patient enrollment was announced in the total 49 patients.
October 2009 – We announced that median progression-free-survival was 6.5 months in the initial 15 patient cohort.

Patient treatment and follow-up are continuing and secondary clinical trial endpoints are being monitored.

Cotara	Glioblastoma multiforme (GBM)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.
December 2009 - Completion of patient enrollment was announced.
Patient treatment and follow-up are continuing.  Dosimetry data objectives have all been met and final data from this trial is expected in calendar year 2010.

Cotara	Glioblastoma multiforme (GBM)	Phase II safety and efficacy study to treat up to 40 patients at first relapse.	This study is actively enrolling patients and enrollment is over halfway completed.
Bavituximab	Chronic hepatitis C virus (“HCV”) infection co-infected with HIV	Phase Ib repeat dose safety study designed to treat up to 24 patients.	This study is actively enrolling patients.

In addition to our clinical programs, we are also working on a major government contract.  On June 30, 2008, we were awarded a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  As of October 31, 2009, we have recognized $11,194,000 in government contract revenue under the contract, of which, we recognized $5,013,000 during fiscal year 2009 and $6,181,000 during the six months ended October 31, 2009.  This federal contract is expected to provide us with up to $22.3 million in funding over an initial 24-month base period, with $19.4 million having been appropriated as of October 31, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.

In addition to our advancing our clinical pipeline and pre-clinical research under our government contract, we also operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”).  Avid provides contract manufacturing services for biotechnology and biopharmaceutical companies on a fee-for-service basis, from pre-clinical drug supplies up through commercial-scale drug manufacturing.  In addition to these activities, Avid provides critical services in support of Peregrine’s product pipeline including manufacture and scale-up of pre-clinical and clinical drug supplies.

Going Concern

Our interim unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

At October 31, 2009, we had $13,599,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.  As of October 31, 2009, gross proceeds of $44,597,000 remained available under the July 2009 Shelf.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the above shelf registration statement on Form S-3, File Number 333-160572, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of common stock.  As of October 31, 2009, we had sold 1,429,582 shares of common stock at market prices under the July 2009 AMI Agreement in exchange for net proceeds of $5,240,000.

In addition to the above, we may also raise additional capital through additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract and licensing agreements, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract and licensing agreements to meet our obligations as they become due through at least fiscal year 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 7 to the accompanying interim unaudited condensed consolidated financial statements), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2009 and 2008.  This table provides you with an overview of the changes in the interim unaudited condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	$ Change	2009	2008	$ Change

REVENUES:
Contract manufacturing revenue	$5,308,000	$983,000	$4,325,000	$7,378,000	$2,176,000	$5,202,000
Government contract revenue	1,510,000	958,000	552,000	6,181,000	1,282,000	4,899,000
License revenue	78,000	-	78,000	87,000	-	87,000
Total revenues	6,896,000	1,941,000	4,955,000	13,646,000	3,458,000	10,188,000

COST AND EXPENSES:
Cost of contract manufacturing	3,540,000	663,000	2,877,000	4,613,000	1,566,000	3,047,000
Research and development	4,132,000	4,301,000	(169,000)	10,206,000	8,369,000	1,837,000
Selling, general and administrative	1,761,000	1,527,000	234,000	3,554,000	3,233,000	321,000

Total cost and expenses	9,433,000	6,491,0000	2,942,000	18,373,000	13,168,000	5,205,000

LOSS FROM OPERATIONS	(2,537,000)	(4,550,000)	2,013,000	(4,727,000)	(9,710,000)	4,983,000

OTHER INCOME (EXPENSE):
Interest and other income	34,000	53,000	(19,000)	74,000	128,000	(54,000)
Interest and other expense	(284,000)	-	(284,000)	(562,000)	(1,000)	(561,000)

NET LOSS	$(2,787,000)	$(4,497,000)	$1,710,000	$(5,215,000)	$(9,583,000)	$4,368,000

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue.

Three and six months:  The increases in contract manufacturing revenue of $4,325,000 (or 440%) and $5,202,000 (or 239%) during the three and six months ended October 31, 2009, respectively, compared to the same periods in the prior year is primarily due to an increase in manufacturing services provided by Avid to unrelated entities on a fee-for-service basis including an increase in the number of completed manufacturing runs compared to the same periods in the prior year.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

Government Contract Revenue.

Three and six months:  The increases in government contract manufacturing revenue of $552,000 (or 58%) and $4,899,000 (or 382%) during the three and six months ended October 31, 2009, respectively, compared to the same periods in the prior year is due to an increase in research and development services performed under our government contract with the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”) as pre-clinical and manufacturing activities have increased compared to the prior year periods.  In addition, since the contract was signed on June 30, 2008, there was no corresponding revenue generated during the initial two months of the prior year six-month period ended October 31, 2008.

The contract was awarded through the TMTI of the U.S. Department of Defense's DTRA.  The purpose of the contract is to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  As of October 31, 2009, we have recognized $11,194,000 in total government contract revenue under the contract, of which, we recognized $5,013,000 during fiscal year 2009 and $6,181,000 during the six months ended October 31, 2009.  The contract has an initial 24-month base period with up to $22.3 million in funding with $19.4 million having been appropriated as of October 31, 2009.  We expect to continue to generate government contract revenue associated with our contract with the TMTI.

The contract also includes up to three one-year option periods and aggregate funding under the contract is potentially worth up to $44.4 million over the entire five year period.  Subject to the progress of the program and budgetary considerations, the contact can be canceled by the TMTI at any time.

License Revenue.

Three and Six Months:  The increases in license revenue of $78,000 and $87,000 during the three and six months ended October 31, 2009, respectively, compared to the same periods in the prior year is due to revenue recognized for the same amounts under a licensing agreement we entered into during July 2009 associated with our anti-VEGF (Vascular Endothelial Growth Factor) antibody program.  We expect to continue to recognize license revenue during the remainder of the current fiscal year in accordance with the terms of the licensing agreement as further discussed in Note 11, “Licensing Agreements” to the accompanying interim unaudited condensed consolidated financial statements.

Cost of Contract Manufacturing.

Three and Six Months:  The increases in cost of contract manufacturing of $2,877,000 and $3,047,000 during the three and six months ended October 31, 2009, respectively, compared to the same periods in the prior year is primarily related to the current year three and six-month increases in contract manufacturing revenue.  We expect to continue to incur contract manufacturing costs during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three and Six Months:  The decrease in research and development (“R&D”) expenses of $169,000 for the three-month period ended October 31, 2009 and the increase in R&D expenses of $1,837,000 for the six-month period ended October 31, 2009 compared to the same periods in the prior year is due to the following changes associated with each of our following platform technologies under development:

Technology Platform	R&D Expenses – Three Months Ended October 31,			R&D Expenses – Six Months Ended October 31,
	2009	2008	$ Change	2009	2008	$ Change

Phosphatidylserine (“PS”)-Targeting (bavituximab)	$3,684,000	$3,292,000	$392,000	$8,857,000	$6,101,000	$2,756,000
TNT (Cotara®)	330,000	959,000	(629,000)	1,026,000	2,114,000	(1,088,000)
Other	118,000	50,000	68,000	323,000	154,000	169,000
Total R&D Expenses	$4,132,000	$4,301,000	$(169,000)	$10,206,000	$8,369,000	$1,837,000

o
Phosphatidylserine (“PS”)-Targeting Technology Platform (bavituximab) – The increase in PS-Targeting program expenses of $392,000 and $2,756,000 during the three and six months ended October 31, 2009, respectively, compared to the same periods in the prior year is primarily due to an increase in R&D expenses directly associated with our efforts to advance the development of bavituximab and a fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections under our federal contract with the TMTI.  The increase in PS-Targeting program expenses was further supplemented with an increase in clinical trial and related expenses to support the advancement of four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV patients co-infected with HIV.

o
Tumor Necrosis Therapy (“TNT”) Technology Platform (Cotara®) – The decrease in TNT program expenses of $629,000 and $1,088,000 during the three and six months ended October 31, 2009, respectively, compared to the same periods in the prior year is primarily due to a decrease in payroll and related expenses and manufacturing expenses associated with a decrease in our in-house TNT research and development efforts as our in-house research efforts were focused primarily on the development of our PS-Targeting program.  The decrease in TNT program expenses was further supplemented with a decrease in clinical trial expenses primarily associated with the timing of patient enrollment of our two ongoing Cotara® clinical trials for the treatment of brain cancer.

o
Other R&D programs – The increase in our other R&D program expenses of $68,000 and $169,000 during the three and six months ended October 31, 2009 compared to the same periods in the prior year is primarily due to an increase in R&D expenses associated with increased development efforts associated with the advancement of our R84 antibody that was subsequently licensed to a unaffiliated entity in July 2009.

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

Three and Six Months:  The increases in selling, general and administrative expenses of $234,000 and $321,000 during the three and six months ended October 31, 2009, respectively, compared to the same periods in the prior year is primarily due to an increase in payroll and related expenses associated with an increase in general and administrative employee headcount to support our government contract and Avid’s expanding operations combined with an increase in consulting fees associated with business development activities.  These increases in selling, general and administrative expenses were offset by current year period decreases in non-cash share-based compensation expense.

Interest and Other Income.

Three and Six Months:  The decreases in interest and other income of $19,000 and $54,000 during the three and six months ended October 31, 2009, respectively, compared to the same periods in the prior year is primarily due to decreases in interest income as a result of lower prevailing interest rates during the current year compared to the prior year.

Interest and Other Expense.

Three and Six Months:  The increases in interest and other expense of $284,000 and $561,000 during the three and six months ended October 31, 2009, respectively, compared to the same periods in the prior year is primarily due to increases in interest expense and non-cash interest expense.  During the current year three and six-month periods, interest expense increased $138,000 and $289,000, respectively, primarily associated with the $5,000,000 term loan we entered into in December 2008.  In addition, we saw current year three and six-month period increases in non-cash interest expense of $115,000 and $241,000, respectively, associated with the amortization of the fair value of detachable warrants and related debt issuance costs.  Since the term loan was entered into during December 2008, there were no corresponding amounts during the same periods in the prior year.

Critical Accounting Policies

The preparation and presentation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to establish policies and to make estimates and assumptions that affect the amounts reported in our interim unaudited condensed consolidated financial statements. In our judgment, our critical accounting policies, estimates and assumptions have the greatest potential impact on our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances.  Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the following critical accounting policy below updates, and should be considered in addition to, the critical accounting policies previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2009.

Revenue Recognition

We currently derive revenue from the following three sources:  (i) contract manufacturing services provided by Avid, (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development, and (iii) government contract revenues for services provided under a government contract awarded to Peregrine through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”).

We recognize revenue in accordance with the authoritative guidance for revenue recognition.  We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables.  We recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element.  If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, the arrangement would then be accounted for as a single unit of accounting, and revenue is recognized over the estimated period of when the performance obligation(s) are performed.

In addition, we also follow the authoritative guidance when reporting revenue as gross when we act as a principal versus reporting revenue as net when we act as an agent.  For transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and performs a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services and research and development expense for services provided under our contract with the TMTI.

Contract Manufacturing Revenue – Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.  We also record a provision for estimated contract losses, if any, in the period in which they are determined.

License Revenue – Revenue associated with licensing agreements primarily consist of non-refundable upfront license fees, non-refundable annual license fees and milestone payments.

Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology.  If a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with the authoritative guidance.  Under multiple element arrangements, we recognize upfront license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined.  If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed.  If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.  If we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized.  Revenue recognized under licensing agreements is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method, as of the period ending date.  Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

Non-refundable annual license fees are recognized as revenue on the anniversary date of the agreement in accordance with the authoritative guidance for revenue recognition.

Milestone payments are recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (ii) the fees are non-refundable, and (3) there is no continuing performance obligations associated with the milestone payment.  Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

Government Contract Revenue – On June 30, 2008, we were awarded a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $19.4 million having been appropriated as of October 31, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.

Our contract with the TMTI is a “cost-plus-fixed-fee” contract whereby we recognize government contract revenue in accordance with the revenue recognition criteria noted above and in accordance with the authoritative guidance specific to federal government contracts.  Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, indirect costs, and a fixed fee for our efforts.  Revenue under this “cost-plus-fixed-fee” contract is generally recognized as we perform the underlying research and development activities.  However, progress billings and/or payments associated with services that are billed and/or received in a manner that is not consistent with the timing of when services are performed are classified as deferred government contract revenue in the accompanying interim unaudited condensed consolidated financial statements and are recognized as revenue upon satisfying our revenue recognition criteria.

Liquidity and Capital Resources

At October 31, 2009, we had $13,599,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.  As discussed in Note 2 to the accompanying interim unaudited condensed consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

We will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity or debt, in order to support the costs of our research and development programs.

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.  As of October 31, 2009, gross proceeds of $44,597,000 remained available under the July 2009 Shelf.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the above shelf registration statement on Form S-3, File Number 333-160572, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of common stock.  As of October 31, 2009, we had sold 1,429,582 shares of common stock at market prices under the July 2009 AMI Agreement in exchange for net proceeds of $5,240,000.

In addition to the above, we may also raise additional capital through additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract and licensing agreements, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract and licensing agreements to meet our obligations as they become due through at least fiscal year 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 7 to the accompanying interim unaudited condensed consolidated financial statements), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2009 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the six months ended October 31, 2009, cash used in operating activities increased $650,000 to $7,402,000 compared to $6,752,000 for the six months ended October 31, 2008.  This increase in net cash used in operating activities was due to a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $5,105,000 offset by a decrease of $4,455,000 in our net loss reported in the current six-month period after taking into consideration non-cash operating expenses.  The increase in the net change in operating assets and payment or reduction of liabilities was primarily due to net changes associated with receivables, inventories, accounts payable, deferred revenue and customer deposits.  The decrease in our current six-month period net loss was primarily due to current period increases in contract manufacturing revenue and government contract revenue offset by increases in cost of contract manufacturing, research and development expenses and selling, general and administrative expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	SIX MONTHS ENDED
	October 31, 2009	October 31, 2008
Net loss, as reported	$(5,215,000)	$(9,583,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	228,000	260,000
Share-based compensation	320,000	493,000
Amortization of discount on notes payable and debt issuance costs	241,000	-
Loss on disposal of property	51,000	-
Net cash used in operating activities before changes in operating assets and liabilities	$(4,375,000)	$(8,830,000)
Net change in operating assets and liabilities	$(3,027,000)	$2,078,000
Net cash used in operating activities	$(7,402,000)	$(6,752,000)

Cash Used In Investing Activities.  Net cash used in investing activities decreased $23,000 to $134,000 for the six months ended October 31, 2009 compared to net cash used of $157,000 for the six months ended October 31, 2008.  This decrease was due to a decrease in property acquisitions of $83,000 offset with a $60,000 increase in other assets primarily associated with deposits and/or progress payments for certain laboratory and computer equipment.

Cash Provided By (Used In) Financing Activities.  Net cash provided by financing activities increased $11,128,000 to $11,117,000 for the six months ended October 31, 2009 compared to net cash used of $11,000 for the six months ended October 31, 2008.  During the six months ended October 31, 2009, we received net proceeds under two separate At Market Issuance Sales Agreements, whereby we sold 3,284,754 shares of our common stock for net proceeds of $11,827,000, net of commissions and issuance costs of $469,000.  This amount was supplemented with net proceeds of $85,000 from the exercise of stock options.  In addition, principal payments on notes payable and capital leases were $795,000 for the six months ended October 31, 2009 compared to capital lease principal payments of $11,000 paid in the same prior year period, or an increase of $784,000.  The increase pertains to principal payments made on our $5 million term loan we secured in December 2008.

Commitments

At October 31, 2009, we had no material capital commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our outstanding notes payable, however, they would not have an affect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at October 31, 2009, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

At October 31, 2009, we had an outstanding notes payable balance of $4,217,000 under a loan and security agreement, which bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%, which may expose us to market risk due to changes in interest rates.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 3% under our loan and security agreement and based on historical movements in LIBOR rates, we believe a near-term change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2009, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2009.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

ITEM 1A.	RISK FACTORS

The following risk factors update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report for the fiscal year ended April 30, 2009.

If We Cannot Obtain Additional Funding, Our Product Development And Commercialization Efforts May Be Reduced Or Discontinued And We May Not Be Able To Continue Operations.

At October 31, 2009, we had $13,599,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations.  As discussed in Note 2 to the accompanying interim unaudited condensed consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

We will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity or debt, in order to support the costs of our research and development programs.

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.  As of October 31, 2009, gross proceeds of up to $44,597,000 remained available under the July 2009 Shelf.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the above shelf registration statement on Form S-3, File Number 333-160572, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of common stock.  As of October 31, 2009, we had sold 1,429,582 shares of common stock at market prices under the July 2009 AMI Agreement in exchange for net proceeds of $5,240,000.

In addition to the above, we may also raise additional capital through additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract and licensing agreements, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract and licensing agreements to meet our obligations as they become due through at least fiscal year 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 7 to the accompanying interim unaudited condensed consolidated financial statements), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through fiscal year 2010 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

                Pursuant to a Loan and Security Agreement dated December 9, 2008 (the “Loan Agreement”), MidCap Financial LLC and BlueCrest Capital Finance, L.P. (the “Lenders”) have provided us a three-year, $5,000,000 working capital loan, which funded on December 19, 2008, of which, the principal amount of $4,217,000 is owed to the Lenders as of October 31, 2009.  As collateral to secure our repayment obligations to the Lenders, we and our wholly-owned subsidiary, Avid Bioservices, Inc., have granted the Lenders a first priority security interest in generally all of our respective assets, including our intellectual property.

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

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the six months ended October 31, 2009 and for each of the past three fiscal years:

Net Loss
Six months ended October 31, 2009 (unaudited)	$5,215,000
Fiscal Year 2009	$16,524,000
Fiscal Year 2008	$23,176,000
Fiscal Year 2007	$20,796,000

As of October 31, 2009, we had an accumulated deficit of $252,575,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of October 31, 2009, there were 48,869,563 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 6,274,693 additional shares of our common stock that are reserved for future issuance under our stock option plans and for outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants under our stock incentive plans	5,936,283
Common shares issuable upon exercise of outstanding warrants	338,410
Total	6,274,693

In addition, the above table does not include shares of common stock that we have available to issue from the registration statement we filed during July 2009 on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.   As of October 31, 2009, gross proceeds of up to $44,597,000 remained available under the July 2009 Shelf.

Of the total options and warrants outstanding as of October 31, 2009, 1,216,002 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at October 31, 2009.

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

The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity.  The shortage of liquidity and credit combined with the substantial losses in worldwide equity markets could lead to an extended worldwide recession.  We may face significant challenges if conditions in the capital markets do not improve.  Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans, including our clinical trial programs and other research and development activities.  Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us.  We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

Our Highly Volatile Stock Price And Trading Volume May Adversely Affect The Liquidity Of Our Common Stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2009, and our two fiscal quarters ended October 31, 2009:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2010
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64
Quarter Ended July 31, 2009	$5.65	$1.85	7,345	39
Fiscal Year 2009
Quarter Ended April 30, 2009	$2.60	$1.52	702	14
Quarter Ended January 31, 2009	$2.35	$1.10	260	19
Quarter Ended October 31, 2008	$2.00	$1.15	263	15
Quarter Ended July 31, 2008	$2.65	$1.54	599	21
Fiscal Year 2008
Quarter Ended April 30, 2008	$3.63	$1.75	769	26
Quarter Ended January 31, 2008	$3.25	$1.75	622	28
Quarter Ended October 31, 2007	$3.95	$2.70	526	34
Quarter Ended July 31, 2007	$7.00	$3.60	4,331	47
Fiscal Year 2007
Quarter Ended April 30, 2007	$6.30	$4.30	1,243	82
Quarter Ended January 31, 2007	$6.95	$5.45	860	41
Quarter Ended October 31, 2006	$7.42	$5.60	752	55
Quarter Ended July 31, 2006	$9.95	$6.50	4,758	86

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	changes in our capital structure;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On July 25, 2007, we received a deficiency notice from The NASDAQ Stock Market notifying us that we had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as required under NASDAQ listing rules and several extensions of time not to exceed November 11, 2009 to meet the $1.00 minimum closing bid price requirement.  In order to regain compliance, at the close of business on October 16, 2009, we implemented a 1-for-5 reverse stock split of our outstanding common stock previously approved by our stockholders.  On November 3, 2009, the Company received a letter from the NASDAQ Market Listing Qualifications Department stating that the Company had regained compliance with the minimum bid price rule for the continued listing of its common stock on the NASDAQ Capital Market.

Although we currently meet all NASDAQ listing requirements, the market price of our common stock has generally been highly volatile and we cannot guarantee that we will continue to maintain compliance with The NASDAQ Capital Market listing requirements.

If our common stock is ever delisted, we would apply to have our common stock quoted on the over-the-counter electronic bulletin board.  Upon any such delisting, our common stock would become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks.  A penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share.  The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons.  The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

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

Data from our pre-clinical studies, Phase I and initial Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed.  The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients.  In addition, the limited results we have obtained, and will obtain in the Phase II trials, may not predict results for any future studies and also may not predict future therapeutic benefit of our drug candidates.  We will be required to demonstrate through larger-scale clinical trials that bavituximab and Cotara® are safe and effective for use in a diverse population before we can seek regulatory approval for their commercial sale.  There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

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

If We Cannot License Or Sell Cotara®, It May Be Delayed Or Never Be Further Developed.

We have completed initial Phase I and Phase I/II studies with Cotara® for the treatment of brain cancer.  In addition, we recently announced the completion of patient enrollment in a dose confirmation and dosimetry clinical trial in patients with recurrent glioblastoma multiforme (“GBM”) We are also currently conducting a Phase II safety and efficacy study using a single administration of the drug through an optimized delivery method.  Taken together, the dose confirmation and dosimetry clinical trial along with data collected from the Phase II safety and efficacy study may provide the safety, dosimetry and efficacy data that will support the final design of the larger Phase III study.  Once we complete enrollment and collect data from the two Cotara® studies for the treatment of GBM, substantial financial resources will be needed to complete the final part of the trial and any additional supportive clinical studies necessary for potential product approval.  We do not presently have the financial resources internally to complete the larger Phase III study.  We therefore intend to continue to seek a licensing or funding partner for Cotara®, and hope that the data from our clinical studies will enhance our opportunities of finding such partner.  If a partner is not found for this technology, we may not be able to advance the project past its current state of development.  Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical based oncology drug, we may not find a suitable partnering candidate for Cotara®.  We also cannot ensure that we will be able to find a suitable licensing partner for this technology.  Furthermore, we cannot ensure that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to the Company.

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

On June 30, 2008, we were awarded up to a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $19.4 million having been appropriated as of October 31, 2009.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in total funding over the five-year contract period through three one-year option terms.  Work under this contract commenced on June 30, 2008.  If we do not receive the expected funding under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection nor otherwise receive the other indirect benefits that may be derived from receipt of the full funding under this contract.

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

We are currently enrolling patients in a Cotara Phase II ® clinical trial for the treatment of recurrent glioblastoma multiforme (“GBM”), the most aggressive form of brain cancer.  Approved treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Schering-Plough Corporation and Avastin® (bevacizumab) from Genentech, Inc.  Gliadel® is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time.  Temodar® is administered orally to patients with brain cancer.  Avastin® is a monoclonal antibody that targets vascular endothelial growth factor to prevent the formation of new tumor blood vessels.

Because Cotara® targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease.  Some products in development may compete with Cotara® should they become approved for marketing.  These products include, but are not limited to:  131I-TM601, a radiolabeled chlorotoxin peptide being developed by TransMolecular, Inc., CDX-110, a peptide vaccine under development by Celldex, cilengitide, an integrin-targeting peptide being evaluated by Merck KGaA, and cediranib, a VEGFR tyrosine kinase inibitor being developed by AstraZeneca.  In addition, oncology products marketed for other indications such as Gleevec® (Novartis), Tarceva® (Genentech/OSI), and Nexavar® (Bayer), are being tested in clinical trials for the treatment of brain cancer.

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors.  Although we are not aware of any other products in development targeting phosphatidylserine as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® and Herceptin® by Genentech, Inc., and Vectibix™ by Amgen.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

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

Future treatments for HCV are likely to include a combination of these existing products used as adjuncts with products now in development.  Later-stage developmental treatments include improvements to existing therapies, such as ZALBIN™ (albumin interferon alpha-2b) from Human Genome Sciences, Inc.  Other developmental approaches include, but are not limited to, protease inhibitors such as telaprevir from Vertex Pharmaceuticals Incorporated and boceprevir from Schering-Plough Corporation.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.   None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders’ on October 22, 2009.  The following represents the matters voted upon and the results of the voting:

Routine Matters		For	Withheld
1)	Election of Directors:
	Carlton M. Johnson	171,522,970	25,006,710
	Steven W. King	168,524,133	28,005,547
	David H. Pohl	160,753,939	35,775,741
	Eric S. Swartz	159,860,745	36,668,935

		For	Against or Abstain
2)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 30, 2010.	188,932,180	7,597,500

3)	To approve the adoption of the Company’s 2009 Stock Incentive Plan.	66,627,845	21,829,846

Stockholder Proposal
4)	To modify the Company’s Bylaws and Certificate of Incorporation to remove all obstacles to the immediate sale of the Company in its entirety and to set in place an annual process to seek bids and vote for or against the Company’s sale.	11,858,864	76,598,828

ITEM 5.     OTHER INFORMATION.

On December 22, 1999, the Company’s Board of Directors granted stock options to its employees including two of its current named executive officers, certain employees and consultants, and a current member of the Board of Directors (“Option Holders”), which stock options are set to expire on December 22, 2009, unless exercised prior to such date.  On December 9, 2009, the Company’s Board of Directors deemed it to be in the best interest of the Company to enter into an Option Exercise Forbearance Agreements (the “Agreement”) with the Option Holders including the two named executive officers of the Company.  Pursuant to the terms of the Agreement, each Option Holder will receive the same amount in net proceeds as if he or she had exercised his or her stock options in the open market based on the market price paid per share equal to the volume weighted average price of the Company’s common stock sold under its At-the-Market Issuance agreement with Wm Smith & Co during the period from August 1, 2009 to December 4, 2009 in exchange for allowing the options to expire unexercised.  Pursuant to their respective Agreements, the two participating named executive officers, Mr. Steven King, President and CEO, and Mr. Paul Lytle, Chief Financial Officer, will receive payments of $99,939 and $51,582, respectively, which will be treated as bonus compensation.

On December 9, 2009, the Company’s Board of Directors also authorized a one-time bonus to seven members of the Company’s management in recognition of their contributions toward successfully completing discussions for the Company’s bavituximab clinical program with the Food and Drug Administration in November 2009.  The individual bonus amounts approved for the named executive officers are as follows:  Mr. Steven King, President and CEO ($97,502); Mr. Paul Lytle, Chief Financial Officer ($60,899); Dr. Shelley Fussey, Vice President  ($55,000), and Mr. Joseph Shan ($50,873). With respect to Mr. King and Mr. Lytle, one hundred percent (100%) of the bonus amount is being deferred until the earlier of such time as the Board of Directors, in its sole discretion, shall determine or the termination of such individual’s employment.  For Dr. Fussey and Mr. Shan, twenty five percent (25%) of the bonus amount is payable prior to December 31, 2009, with the remaining seventy five percent (75%) of the bonus amount being deferred until the earlier of such time as the Board of Directors, in its sole discretion, shall determine or the termination of such individual’s employment.

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

PEREGRINE PHARMACEUTICALS, INC.

Date: December 10, 2009	By:	/s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

Date: December 10, 2009	By:	/s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)