Form 10-Q
period 2010-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2010-03-11
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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
Yes  ☐     No  ☒

As of March 1, 2010, there were 51,445,960 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.
FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2010

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

NOTE REGARDING REVERSE STOCK SPLIT

On October 16, 2009, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of one-for-five.  The reverse stock split was effective at the close of business on October 16, 2009.  All fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All historical share and per share amounts have been adjusted to reflect the reverse stock split, however, we have not adjusted the prior year balance sheet.

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2010	APRIL 30, 2009
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,837,000	$10,018,000
Trade and other receivables, net	1,399,000	1,770,000
Government contract receivables	1,379,000	1,944,000
Inventories, net	3,861,000	4,707,000
Debt issuance costs, current portion	148,000	229,000
Prepaid expenses and other current assets	1,123,000	1,466,000

Total current assets	24,747,000	20,134,000

PROPERTY:
Leasehold improvements	697,000	675,000
Laboratory equipment	4,111,000	4,180,000
Furniture, fixtures and office equipment	917,000	902,000

	5,725,000	5,757,000
Less accumulated depreciation and amortization	(4,256,000)	(4,076,000)

Property, net	1,469,000	1,681,000

OTHER ASSETS:
Debt issuance costs, less current portion	41,000	142,000
Other assets	1,265,000	1,170,000

Total other assets	1,306,000	1,312,000

TOTAL ASSETS	$27,522,000	$23,127,000

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JANUARY 31, 2010	APRIL 30, 2009
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,578,000	$3,518,000
Accrued clinical trial site fees	550,000	955,000
Accrued legal and accounting fees	168,000	667,000
Accrued royalties and license fees	111,000	182,000
Accrued payroll and related costs	1,711,000	1,580,000
Notes payable, current portion and net of discount	1,870,000	1,465,000
Deferred revenue	3,052,000	3,776,000
Deferred government contract revenue	76,000	3,871,000
Customer deposits	2,236,000	2,287,000
Other current liabilities	512,000	563,000

Total current liabilities	12,864,000	18,864,000

Notes payable, less current portion and net of discount	1,797,000	3,208,000
Other long-term liabilities	214,000	154,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; none issued	-	-
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 50,903,404 and 45,537,711, respectively	51,000	227,000
Additional paid-in capital	266,709,000	248,034,000
Accumulated deficit	(254,113,000)	(247,360,000)

Total stockholders' equity	12,647,000	901,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,522,000	$23,127,000

See accompanying notes to unaudited condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$2,945,000	$5,778,000	$10,323,000	$7,954,000
Government contract revenue	6,854,000	1,048,000	13,035,000	2,330,000
License revenue	78,000	-	165,000	-
Total revenues	9,877,000	6,826,000	23,523,000	10,284,000

COSTS AND EXPENSES:
Cost of contract manufacturing	1,874,000	4,106,000	6,487,000	5,672,000
Research and development	7,322,000	4,465,000	17,528,000	12,834,000
Selling, general and administrative	1,998,000	1,489,000	5,552,000	4,722,000

Total costs and expenses	11,194,000	10,060,000	29,567,000	23,228,000

LOSS FROM OPERATIONS	(1,317,000)	(3,234,000)	(6,044,000)	(12,944,000)

OTHER INCOME (EXPENSE):
Interest and other income	22,000	37,000	96,000	165,000
Interest and other expense	(243,000)	(135,000)	(805,000)	(136,000)

NET LOSS	$(1,538,000)	$(3,332,000)	$(6,753,000)	$(12,915,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	49,532,869	45,242,124	48,163,121	45,242,124

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.07)	$(0.14)	$(0.29)

See accompanying notes to unaudited condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31,
	2010	2009
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,753,000)	$(12,915,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337,000	385,000
Share-based compensation	491,000	698,000
Amortization of discount on notes payable and debt issuance costs	343,000	61,000
Amortization of expenses paid in shares of common stock	-	255,000
Loss on disposal of property	49,000	-
Changes in operating assets and liabilities:
Trade and other receivables, net	371,000	(1,385,000)
Government contract receivables	565,000	(362,000)
Inventories, net	846,000	(2,647,000)
Prepaid expenses and other current assets	343,000	268,000
Accounts payable	(940,000)	826,000
Accrued clinical trial site fees	(405,000)	507,000
Accrued payroll and related costs	131,000	(74,000)
Deferred revenue	(724,000)	2,609,000
Deferred government contract revenue	(3,795,000)	3,262,000
Customer deposits	(51,000)	(132,000)
Other accrued expenses and current liabilities	(545,000)	(24,000)
Net cash used in operating activities	(9,737,000)	(8,668,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(194,000)	(126,000)
Proceeds from sale of property	20,000	-
Increase in other assets	(95,000)	-
Net cash used in investing activities	(269,000)	(126,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $660,000	18,008,000	-
Proceeds from issuance of notes payable, net of issuance costs of $469,000	-	4,531,000
Principal payments on notes payable and capital leases	(1,183,000)	(17,000)
Net cash provided by financing activities	16,825,000	4,514,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,819,000	(4,280,000)

CASH AND CASH EQUIVALENTS, beginning of period	10,018,000	15,130,000

CASH AND CASH EQUIVALENTS, end of period	$16,837,000	$10,850,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair market value of warrants issued in connection with notes payable	$-	$414,000
Property acquired under capital lease	$78,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010

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

Subsequent Events

In connection with the preparation of the interim unaudited condensed consolidated financial statements, we have evaluated subsequent events through the filing date of this Form 10-Q.

Reverse Stock Split

On October 16, 2009, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of one-for-five.  The reverse stock split was effective at the close of business on October 16, 2009.  All fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All historical share and per share amounts have been adjusted to reflect the reverse stock split, however, we have not adjusted the prior year balance sheet.

Going Concern

Our interim unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.  At January 31, 2010, we had $16,837,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

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

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.  As of January 31, 2010, gross proceeds of up to $38,320,000 remained available under the July 2009 Shelf.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the July 2009 Shelf for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of our common stock.  As of January 31, 2010, we had sold 3,458,048 shares of common stock at market prices under the July 2009 AMI Agreement in exchange for gross proceeds of $11,680,000.

In addition to the above, we may also raise additional capital through additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the second quarter of our fiscal year 2011 ending October 31, 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 8), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $3,067,000 as of January 31, 2010) in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

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

In addition, we also follow the authoritative guidance when reporting revenue as gross when we act as a principal versus reporting revenue as net when we act as an agent.  For transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and perform a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services and research and development expense for services provided under our contract with the TMTI.

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
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

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

Government Contract Revenue – On June 30, 2008, we were awarded a five-year government contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $19.4 million having been appropriated as of January 31, 2010.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMTI beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.

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
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

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

As of January 31, 2010, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Total share-based compensation expense related to employee stock option grants for the three and nine-month periods ended January 31, 2010 and 2009 are included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Research and development	$101,000	$106,000	$281,000	$370,000
Selling, general and administrative	63,000	97,000	195,000	320,000
Total	$164,000	$203,000	$476,000	$690,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

As of January 31, 2010, the total estimated unrecognized compensation cost related to non-vested stock options was $750,000.  This cost is expected to be recognized over a weighted average vesting period of 2.83 years based on current assumptions.

Periodically, we grant stock options to non-employee consultants.  The fair value of options granted to non-employees are measured utilizing the Black-Scholes option valuation model and are amortized over the estimated period of service or related vesting period in accordance with the authoritative guidance.  Share-based compensation expense recorded during the three and nine months ended January 31, 2010 associated with non-employees amounted to $7,000 and $15,000, respectively.  Share-based compensation expense recorded during the three and nine months ended January 31, 2009 associated with non-employees amounted to $2,000 and $8,000, respectively.

Comprehensive Loss

Comprehensive loss is equal to net loss for all periods presented.

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants in accordance with the authoritative guidance.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and nine months ended January 31, 2010 and 2009.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and warrants to purchase up to 419,370 and 568,792 shares of common stock for the three and nine months ended January 31, 2010, respectively, and 41,827 and 26,457 shares of common stock for the three and nine months ended January 31, 2009, respectively, since the impact of such options and warrants are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding options and warrants to purchase up to 1,773,635 and 1,733,643 shares of common stock for the three and nine months ended January 31, 2010, respectively, and 2,558,148 and 2,620,252 shares of common stock for the three and nine months ended January 31, 2009, respectively, as the exercise prices of those options were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Subsequent to January 31, 2010, our Compensation Committee of the Board of Directors, approved a performance-based restricted stock award to certain key employees and consultants of the Company for an aggregate of 356,250 shares of common stock and a broad based grant of stock options to substantially all of our employees, our three non-employee directors and certain consultants to purchase an aggregate of 2,525,500 shares of common stock (Note 14), which additional shares have been excluded from the calculation of basic and dilutive net loss per common share of January 31, 2010.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

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

Effective May 1, 2009 and as updated as of February 24, 2010, we adopted authoritative guidance for subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The adoption of this new guidance did not have a material impact on our interim unaudited condensed consolidated financial statements.

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
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

5.	ACCOUNTS RECEIVABLE

Accounts receivable is recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary.  Trade and other receivables primarily include amounts billed for contract manufacturing services provided by Avid (“trade” receivables).  Government contract receivables include amounts billed under our contract with the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”).  In addition, amounts unbilled under our contract with TMTI at January 31, 2010 were $200,000, of which amount, included $150,000 in prepaid expenses and other current assets and included $50,000 in other assets in the accompanying interim unaudited condensed consolidated financial statements.

We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  With respect to our trade and other receivables, we determined a $20,000 allowance for doubtful accounts was necessary based on our analysis as of January 31, 2010.  With respect to our government contract receivables, we determined no allowance for doubtful accounts was necessary based on our analysis as of January 31, 2010.

6.	INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly owned subsidiary, Avid.

Inventories consist of the following at January 31, 2010 and April 30, 2009:

	January 31, 2010	April 30, 2009
Raw materials	$1,720,000	$1,654,000
Work-in-process	2,141,000	3,053,000
Total inventories, net	$3,861,000	$4,707,000

7.	PREPAID RESEARCH AND DEVELOPMENT EXPENSES

Our prepaid research and development expenses represent deferred and capitalized pre-payments to secure the receipt of future research and development services.  These pre-payments are recognized as an expense in the period that the services are performed.  We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide a future economic benefit.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

8.	NOTE PAYABLE

On December 9, 2008, we entered into a loan and security agreement whereby we borrowed $5,000,000 (“Loan Agreement”) from MidCap Financial LLC and BlueCrest Capital Finance, L.P. (collectively, the “Lenders”).

Under the Loan Agreement, the outstanding principal balance each month will bear interest at the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9% (12% at January 31, 2010).  The Loan Agreement allowed for interest-only payments during the initial six (6) months through July 2009 followed by thirty (30) equal monthly principal payments plus interest.  The Loan Agreement, which is secured by generally all assets of the Company, contains customary covenants that, among other things, generally restricts our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant, whereby if our contract with the TMTI (Note 3) is terminated while the loan is outstanding, we would be required to set aside cash and cash equivalents in an amount equal to at least 80% of the outstanding loan balance (or $3,067,000 as of January 31, 2010) in a secured account over which we will not be permitted to make withdrawals or otherwise exercise control.  Moreover, the Loan Agreement includes a Material Adverse Change clause whereby if there is a material impairment in the priority of Lenders' lien in the collateral or in the value of such collateral, or if we encounter a material adverse change in our business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan, then an event of default can be invoked by the lender.  As of January 31, 2010, we are in compliance with all Loan Agreement covenants.

The terms of the Loan Agreement also included a provision for warrant coverage equal to 10% of the amount borrowed divided by the warrant exercise price.  The warrant exercise price was calculated based on the average closing price of our common stock for the 20-day period prior to the date of the Loan Agreement.  The warrants are exercisable immediately and have a five-year term.  In connection with the advance of $5,000,000, we issued warrants to purchase an aggregate of 338,410 shares of our common stock at an exercise price of $1.48 per share.  The fair value of the warrants was $414,000, and this amount was credited to additional paid-in capital and reduced the carrying value of the debt, reflected as a debt discount in the accompanying interim unaudited condensed consolidated financial statements.  The debt discount is being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  The fair value of the warrants was determined using the Black-Scholes model with the following assumptions:  estimated volatility of 70.72%; risk free interest rate of 2.00%; an expected life of five years; and no dividend yield.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

As of January 31, 2010, we will make the following principal payments in the years ending April 30:

2010	$500,000
2011	2,000,000
2012	1,333,000
Total	$3,833,000

9.	STOCKHOLDERS’ EQUITY

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

On July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.   As of January 31, 2010, gross proceeds of up to $38,320,000 remained available under the July 2009 Shelf.

In addition, on July 14, 2009, we entered into a separate At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of our common stock.  As of January 31, 2010, we had sold 3,458,048 shares of common stock at market prices under the July 2009 AMI Agreement for aggregate net proceeds of $11,326,000 after deducting commissions of 3% paid to Wm Smith & Co and other issuance costs.

As of January 31, 2010, we have reserved 6,065,751 additional shares of our common stock which may be issued under our stock option plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under the July 2009 Shelf, as further described in the following table:

Number of Shares Reserved
Stock options issued and outstanding	2,412,040
Stock options available for future grant	3,315,301
Warrants issued and outstanding	338,410
Total shares of common stock reserved for issuance	6,065,751

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

10.	STOCK OPTIONS AND WARRANTS

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

During the nine months ended January 31, 2010, holders of our outstanding options exercised rights to purchase 51,462 shares of common stock at a weighted average exercise price of $1.85 per share, respectively, for net proceeds of approximately $95,000.  Options to purchase 2,412,040 shares of our common stock were outstanding as of January 31, 2010.

As of January 31, 2010, we had warrants outstanding to purchase up to 338,410 shares of our common stock at an exercise price of $1.48 per share with an expiration date of December 19, 2013.  These warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008, as further discussed in Note 8.  There were no warrants granted or exercised during the nine months ended January 31, 2010.

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

Segment information for the three-month periods is summarized as follows:

	Three Months Ended January 31,
	2010	2009

Contract manufacturing services revenue	$2,945,000	$5,778,000
Cost of contract manufacturing services	1,874,000	4,106,000
Gross profit	1,071,000	1,672,000

Revenues from products in research and development	6,932,000	1,048,000
Research and development expense	(7,322,000)	(4,465,000)
Selling, general and administrative expense	(1,998,000)	(1,489,000)
Other expense, net	(221,000)	(98,000)
Net loss	$(1,538,000)	$(3,332,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended January 31,
	2010	2009
United States (customer A)	46%	43%
United States (customer B)	44%	2%
Germany (one customer)	10%	28%
Canada (one customer)	0%	26%
Other customers	0%	1%
Total	100%	100%

Segment information for the nine-month periods is summarized as follows:

	Nine Months Ended January 31,
	2010	2009

Contract manufacturing services revenue	$10,323,000	$7,954,000
Cost of contract manufacturing services	6,487,000	5,672,000
Gross profit	3,836,000	2,282,000

Revenues from products in research and development	13,200,000	2,330,000
Research and development expense	(17,528,000)	(12,834,000)
Selling, general and administrative expense	(5,552,000)	(4,722,000)
Other (expense) income, net	(709,000)	29,000
Net loss	$(6,753,000)	$(12,915,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Nine Months Ended January 31,
	2010	2009
United States (customer A)	31%	56%
United States (customer B)	18%	2%
Germany (one customer)	15%	22%
Canada (one customer)	36%	20%
Total	100%	100%

Revenues generated from our products in our research and development segment during the three and nine months ended January 31, 2010 and 2009 were primarily from revenues earned under the government contract with the TMTI (Note 3).  The remainder of revenue generated from our products in our research and development segment during the three and nine months ended January 31, 2010 was from revenue earned under licensing agreements (Note 12).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	January 31, 2010	April 30, 2009
Long-lived Assets, net:
Contract manufacturing services	$1,299,000	$1,531,000
Products in research and development	170,000	150,000
Total long-lived assets, net	$1,469,000	$1,681,000

12.	LICENSING AGREEMENTS

During July 2009, we sub-licensed certain rights and agreed to assign certain other rights under our anti-VEGF (Vascular Endothelial Growth Factor) antibody program to an unrelated entity.  In consideration for the rights granted under our anti-VEGF antibody program, we will receive non-refundable up-front license fees of $250,000.  In addition, we expect to receive an additional $1,000,000 upon delivery of a pre-clinical development package as defined in the agreements.  We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for initial product approval plus a royalty on net sales, as defined in the agreements.  Under the license agreements, we also granted the unrelated entity a research license in the ocular field with an option to grant sub-licenses in the ocular field.  If the unrelated entity exercises this option to grant sub-licenses in the ocular field, we would receive pre-defined up-front fees, milestone payments, and a royalty on net sales.  We have determined that, pursuant to the authoritative guidance for revenue recognition, the license and the undelivered services (pre-clinical development package and the option to the ocular field) are not separable and, accordingly, the license and services are being treated as a single unit of accounting.  Under the agreements, we determined our obligations under the agreements would be up to a four year period and therefore, we are recognizing the non-refundable up-front license fees of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the agreements, on a straight-line basis over a four year period.  However, we will continue to reassess the length of our obligation period, and accordingly, our estimated obligation period may change based on future events.  Revenue recognized under these agreements is included in license revenue in the accompanying interim unaudited condensed consolidated financial statements.  Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

During February 2001, we licensed certain rights to SuperGen, Inc. (“SuperGen”) pertaining to a segment of our Vascular Targeting Agents technology, specifically related to certain conjugates of VEGF.  During January 2010, the agreement was terminated by SuperGen.  No revenue was recognized under this agreement during the current fiscal year.

During December 2002, we granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under our Vascular Targeting Agents technology.  During December 2009, we received a notice from Schering A.G. exercising their right to terminate the agreement upon 120 days advance written notice.  In accordance with the termination clause of the agreement, this agreement is expected to terminate during April 2010.  No revenue was recognized under this agreement during the current fiscal year.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 (continued)

13.	COMMITMENTS AND CONTINGENCIES

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

14.	SUBSEQUENT EVENTS

On February 1, 2010, our Compensation Committee of the Board of Directors (“Committee”) approved (i) a performance-based restricted stock award (“Performance Awards”) to certain key employees and consultants of the Company for an aggregate of 356,250 shares of common stock and (ii) a broad based grant of stock options (“Option Grants”) to substantially all of our employees, our three non-employee directors and certain consultants to purchase an aggregate of 2,525,500 shares of common stock.  We will account for the Performance Awards and Option Grants in accordance with the authoritative guidance for share-based compensation.

The Performance Awards are subject to a vesting requirement based upon our timely attainment of certain predetermined clinical, financial and operational milestones.  In this regard, the Committee approved a total of eight milestones with specific target attainment dates (the “Target Dates”) ranging from June 30, 2010 through July 15, 2011.  If a milestone is successfully achieved by its Target Date, then as of the date of achievement of such milestone twenty percent (20%) of the shares of common stock underlying the Performance Awards would vest.  Consequently, outstanding Performance Awards will fully vest (e.g., as to one hundred percent (100%) of the underlying shares of common stock) if five of the eight predetermined milestones are successfully achieved by their respective Target Dates.

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

The below table is a summary of our clinical trials and the current status of each clinical trial.

Product	Indication	Trial Design	Trial Status
Bavituximab	Solid tumor cancers	Phase I monotherapy repeat dose safety study designed to treat up to 28 patients.	June 2009 – Completion of patient enrollment was announced.
Bavituximab plus docetaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study was expanded to a total of 46 patients based on early promising results observed in the initial 15 patients.
May 2009 – Completion of patient enrollment was announced.

October 2009 – We announced that 28 of 46 (61%) of all patients enrolled in the trial achieved an objective tumor response according to RECIST criteria after up to six treatment cycles.

Patient treatment and follow-up are continuing and secondary clinical trial endpoints are being monitored.

Bavituximab plus carboplatin and paclitaxel	Advanced breast cancer	Phase II study designed to treat up to 15 patients initially. Study was expanded to a total of 46 patients based on early promising results observed in the initial 15 patients.	September 2009 – Completion of patient enrollment was announced. Patient treatment and follow-up are continuing and clinical trial endpoints are being monitored.

Product	Indication	Trial Design	Trial Status
Bavituximab plus carboplatin and paclitaxel	Non-small cell lung cancer (NSCLC)	Phase II study designed to treat up to 21 patients initially. Study was expanded to a total of 49 patients based on early promising results observed in the initial 21 patients.
October 2009 – Completion of patient enrollment was announced in the total 49 patients.

October 2009 – We announced that median progression-free-survival was 6.5 months in the initial 15 patient cohort.

Patient treatment and follow-up are continuing and secondary clinical trial endpoints are being monitored.

Cotara	Glioblastoma multiforme (GBM)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.
December 2009 - Completion of patient enrollment was announced.

Patient follow-up is continuing.  Dosimetry data objectives have all been met and final data from this trial is expected in calendar year 2010.

Cotara	Glioblastoma multiforme (GBM)	Phase II safety and efficacy study to treat up to 40 patients at first relapse.	This study is actively enrolling patients and enrollment is over halfway completed.
Bavituximab	Chronic hepatitis C virus (“HCV”) infection co-infected with HIV	Phase Ib repeat dose safety study designed to treat up to 24 patients.	This study is actively enrolling patients.

In addition to our clinical programs, we are also working on a major government contract.  On June 30, 2008, we were awarded a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  As of January 31, 2010, we have recognized a total of $18,048,000 in government contract revenue under the contract, of which, we recognized $5,013,000 during fiscal year 2009 and $13,035,000 during the nine months ended January 31, 2010.  This federal contract is expected to provide us with up to $22.3 million in funding over an initial 24-month base period, with $19.4 million having been appropriated as of January 31, 2010.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.

In addition to advancing our clinical pipeline and pre-clinical research under our government contract, we also operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”).  Avid provides contract manufacturing services for biotechnology and biopharmaceutical companies on a fee-for-service basis, from pre-clinical drug supplies up through commercial-scale drug manufacturing.  In addition to these activities, Avid provides critical services in support of Peregrine’s product pipeline including manufacture and scale-up of pre-clinical and clinical drug supplies.

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

At January 31, 2010, we had $16,837,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.  As of January 31, 2010, gross proceeds of $38,320,000 remained available under the July 2009 Shelf.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the July 2009 Shelf for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of our common stock.  As of January 31, 2010, we had sold 3,458,048 shares of common stock at market prices under the July 2009 AMI Agreement in exchange for gross proceeds of $11,680,000.

In addition to the above, we may also raise additional capital through additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract,  we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the second quarter of our fiscal year 2011 ending October 31, 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 8 to the accompanying interim unaudited condensed consolidated financial statements), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $3,067,000 as of January 31, 2010) in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three and nine-month periods ended January 31, 2010 and 2009.  This table provides you with an overview of the changes in the interim unaudited condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2010	2009	$ Change	2010	2009	$ Change

REVENUES:
Contract manufacturing revenue	$2,945,000	$5,778,000	$(2,833,000)	$10,323,000	$7,954,000	$2,369,000
Government contract revenue	6,854,000	1,048,000	5,806,000	13,035,000	2,330,000	10,705,000
License revenue	78,000	-	78,000	165,000	-	165,000
Total revenues	9,877,000	6,826,000	3,051,000	23,523,000	10,284,000	13,239,000

COST AND EXPENSES:
Cost of contract manufacturing	1,874,000	4,106,000	(2,232,000)	6,487,000	5,672,000	815,000
Research and development	7,322,000	4,465,000	2,857,000	17,528,000	12,834,000	4,694,000
Selling, general and administrative	1,998,000	1,489,000	509,000	5,552,000	4,722,000	830,000

Total cost and expenses	11,194,000	10,060,0000	1,134,000	29,567,000	23,228,000	6,339,000

LOSS FROM OPERATIONS	(1,317,000)	(3,234,000)	1,917,000	(6,044,000)	(12,944,000)	6,900,000

OTHER INCOME (EXPENSE):
Interest and other income	22,000	37,000	(15,000)	96,000	165,000	(69,000)
Interest and other expense	(243,000)	(135,000)	(108,000)	(805,000)	(136,000)	(669,000)

NET LOSS	$(1,538,000)	$(3,332,000)	$1,794,000	$(6,753,000)	$(12,915,000)	$6,162,000

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue.

Three months:  The decrease in Avid’s contract manufacturing revenue of $2,833,000 (or 49%) during the three months ended January 31, 2010 compared to the same period in the prior year is primarily due to a current quarter shift in completed manufacturing services from third party work to services provided to Peregrine to support its clinical programs and manufacturing needs under its government contract with the TMTI.

Nine months:  The increase in contract manufacturing revenue of $2,369,000 (or 30%) during the nine months ended January 31, 2010 compared to the same period in the prior year is primarily due to an increase in manufacturing services provided by Avid to unrelated entities on a fee-for-service basis including an increase in the number of completed manufacturing runs compared to the same period in the prior year.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

Government Contract Revenue.

Three and nine months:  Government contract revenue stems from our contract with the TMTI of the U.S. Department of Defense's DTRA.  The purpose of the contract is to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The increases in government contract revenue of $5,806,000 (or 554%) and $10,705,000 (or 459%) during the three and nine months ended January 31, 2010, respectively, compared to the same periods in the prior year is due to an increase in research and development services as pre-clinical and manufacturing activities have increased compared to the same prior year periods.  In addition, since the contract was signed on June 30, 2008, there was no corresponding revenue generated during the initial two months of the prior year nine-month period ended January 31, 2009.

As of January 31, 2010, we have recognized $18,048,000 in total government contract revenue under the contract, of which, we recognized $5,013,000 during fiscal year 2009 and $13,035,000 during the nine months ended January 31, 2010.  The contract has an initial 24-month base period with up to $22.3 million in funding with $19.4 million having been appropriated as of January 31, 2010.  We expect to continue to generate government contract revenue associated with our contract with the TMTI.

The contract also includes up to three one-year option periods and aggregate funding under the contract is potentially worth up to $44.4 million over the entire five year period.  Subject to the progress of the program and budgetary considerations, the contract can be canceled by the TMTI at any time.

License Revenue.

Three and Nine Months:  The increases in license revenue of $78,000 and $165,000 during the three and nine months ended January 31, 2010, respectively, compared to the same periods in the prior year is due to revenue recognized for the same amounts under licensing agreements we entered into during July 2009 associated with our anti-VEGF (Vascular Endothelial Growth Factor) antibody program.  We expect to continue to recognize license revenue during the remainder of the current fiscal year in accordance with the terms of the licensing agreement as further discussed in Note 12, “Licensing Agreements” to the accompanying interim unaudited condensed consolidated financial statements.

Cost of Contract Manufacturing.

Three and Nine Months:  The decrease in cost of contract manufacturing of $2,232,000 (or 54%) and the increase in cost of contract manufacturing of $815,000 (or 14%) during the three and nine months ended January 31, 2010, respectively, compared to the same periods in the prior year is primarily related to the current year three-month decrease and nine-month increase in contract manufacturing revenue.  We expect to continue to incur contract manufacturing costs during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three and Nine Months:  The increases in research and development (“R&D”) expenses of $2,857,000 (or 64%) and $4,694,000 (or 37%) during the three and nine months ended January 31, 2010, respectively, compared to the same periods in the prior year is due to the following changes associated with each of our following platform technologies under development:

Technology Platform	R&D Expenses – Three Months Ended January 31,			R&D Expenses – Nine Months Ended January 31,
	2010	2009	$ Change	2010	2009	$ Change

Phosphatidylserine (“PS”)-Targeting (bavituximab)	$5,839,000	$3,378,000	$2,461,000	$14,696,000	$9,479,000	$5,217,000
TNT (Cotara®)	1,375,000	1,050,000	325,000	2,401,000	3,164,000	(763,000)
Other	108,000	37,000	71,000	431,000	191,000	240,000
Total R&D Expenses	$7,322,000	$4,465,000	$2,857,000	$17,528,000	$12,834,000	$4,694,000

o
Phosphatidylserine (“PS”)-Targeting Technology Platform (bavituximab) – The increase in PS-Targeting program expenses of $2,461,000 and $5,217,000 during the three and nine months ended January 31, 2010, respectively, compared to the same periods in the prior year is primarily due to an increase in R&D expenses directly associated with our efforts to advance the development of bavituximab and a fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections under our federal contract with the TMTI.  The increase in PS-Targeting program expenses was further supplemented with an increase in clinical trial and related expenses to support the advancement of four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV patients co-infected with HIV.

o
Tumor Necrosis Therapy (“TNT”) Technology Platform (Cotara®)– The increase in TNT program expenses of $325,000 during the three months ended January 31, 2010 was primarily due to an increase in manufacturing and related expenses to support the ongoing Phase II clinical trial for the treatment of brain cancer.  The decrease in TNT program expenses of $763,000 during the nine months ended January 31, 2010 compared to the same period in the prior year was primarily due to a decrease in clinical trial expenses associated with the timing of patient enrollment.

o
Other R&D programs – The increase in our other R&D program expenses of $71,000 and $240,000 during the three and nine months ended January 31, 2010 compared to the same periods in the prior year is primarily due to an increase in R&D expenses associated with increased development efforts associated with the advancement of our R84 antibody that was subsequently licensed to a unaffiliated entity in July 2009.

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

●	the uncertainty of terms related to potential future partnering or licensing arrangements;
●	the uncertainty of receiving future economic benefit from prepaid research and development services to third parties;
●	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
●	The uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the second quarter of our fiscal year 2011 ending October 31, 2010.

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

Three and Nine Months:  The increases in selling, general and administrative expenses of $509,000 (or 34%) and $830,000 (or 18%) during the three and nine months ended January 31, 2010, respectively, compared to the same periods in the prior year is primarily due to an increase in payroll and related expenses associated with (i) an increase in general and administrative employee headcount to support our expanding operations, (ii) an increase in consulting fees associated with business development activities, and (iii) an increase in bonus compensation primarily associated with a one-time bonus issued to various members of our management in recognition of their contributions toward successfully completing discussions for our bavituximab clinical program with the Food and Drug Administration during November 2009.  In addition, during the current year we incurred a non-recurring $248,000 expense associated with Option Exercise Forbearance Agreements (“Agreements”) we entered into during December 2009 with certain members of our management and a current member of the Board of Directors (“Option Holders”), which allowed the Company to issue payment to the Option Holders pursuant to the terms of the Agreements in exchange for allowing certain in-the-money stock options that were set to expire in December 2009 to expire unexercised.  These increases in selling, general and administrative expenses were offset by current year period decreases in non-cash share-based compensation expense.

Interest and Other Income.

Three and Nine Months:  The decreases in interest and other income of $15,000 and $69,000 during the three and nine months ended January 31, 2010, respectively, compared to the same periods in the prior year is primarily due to decreases in interest income as a result of lower prevailing interest rates during the current year compared to the prior year.

Interest and Other Expense.

Three and Nine Months:  The increases in interest and other expense of $108,000 and $669,000 during the three and nine months ended January 31, 2010, respectively, compared to the same periods in the prior year is primarily due to increases in interest expense and non-cash interest expense.  During the current year three and nine-month periods, interest expense increased $49,000 and $338,000, respectively, primarily associated with the $5,000,000 term loan we entered into in December 2008.  In addition, we saw current year three and nine-month period increases in non-cash interest expense of $41,000 and $282,000, respectively, associated with the amortization of the fair value of detachable warrants and related debt issuance costs.  Since the term loan was entered into during December 2008, there were no corresponding amounts during the first two fiscal quarters in the prior year.

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

Government Contract Revenue – On June 30, 2008, we were awarded a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $19.4 million having been appropriated as of January 31, 2010.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three one-year option terms.

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

Liquidity and Capital Resources

At January 31, 2010, we had $16,837,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.  As of January 31, 2010, gross proceeds of $38,320,000 remained available under the July 2009 Shelf.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the July 2009 Shelf for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of our common stock.  As of January 31, 2010, we had sold 3,458,048 shares of common stock at market prices under the July 2009 AMI Agreement in exchange for gross proceeds of $11,680,000.

In addition to the above, we may also raise additional capital through additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the second quarter of our fiscal year 2011 ending October 31, 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 8 to the accompanying interim unaudited condensed consolidated financial statements), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $3,067,000 as of January 31, 2010) in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2010 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the nine months ended January 31, 2010, cash used in operating activities increased $1,069,000 to $9,737,000 compared to $8,668,000 for the nine months ended January 31, 2009.  This increase in net cash used in operating activities was due to a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $7,052,000 offset by a decrease of $5,983,000 in our net loss reported in the current nine-month period after taking into consideration non-cash operating expenses.  The increase in the net change in operating assets and payment or reduction of liabilities was primarily due to net changes associated with receivables, inventories, accounts payable, accrued liabilities, deferred revenue and deferred contract manufacturing revenue.  The decrease in our current nine-month period net loss was primarily due to current period increases in contract manufacturing revenue and government contract revenue offset by increases in cost of contract manufacturing, research and development expenses and selling, general and administrative expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	Nine Months Ended
	January 31, 2010	January 31, 2009
Net loss, as reported	$(6,753,000)	$(12,915,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	337,000	385,000
Share-based compensation	491,000	698,000
Amortization of expenses paid in shares of common stock	-	255,000
Amortization of discount on notes payable and debt issuance costs	343,000	61,000
Loss on disposal of property	49,000	-
Net cash used in operating activities before changes in operating assets and liabilities	$(5,533,000)	$(11,516,000)
Net change in operating assets and liabilities	$(4,204,000)	$2,848,000
Net cash used in operating activities	$(9,737,000)	$(8,668,000)

Cash Used In Investing Activities.  Net cash used in investing activities increased $143,000 to $269,000 for the nine months ended January 31, 2010 compared to net cash used of $126,000 for the nine months ended January 31, 2009.  This increase was primarily due to an increase in property acquisitions of $68,000 combined with a $95,000 increase in other assets primarily associated with an increase in deposits and/or progress payments for certain laboratory equipment and an increase in unbilled long-term receivables under our TMTI contract.  These increases in cash used in investing activities were offset with proceeds of $20,000 from the sale of property.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $12,311,000 to $16,825,000 for the nine months ended January 31, 2010 compared to net cash provided of $4,514,000 for the nine months ended January 31, 2009.  During the nine months ended January 31, 2010, we received net proceeds under two separate At Market Issuance Sales Agreements, whereby we sold 5,313,220 shares of our common stock for net proceeds of $17,913,000, net of commissions and issuance costs of $659,000.  This amount was supplemented with net proceeds from the exercise of stock options of $95,000, net of issuance costs of $1,000.  In the prior year period, we received net proceeds of $4,531,000 from notes payable under a loan and security agreement we entered into in December 2008, net of debt issuance costs of $469,000.  These increases in cash provided by financing activities were offset with aggregate principal payments on notes payable and capital leases of $1,183,000 for the nine months ended January 31, 2010 compared to principal payments of $17,000 paid in the same prior year period, or an increase of $1,166,000.  The increase in principal payments pertains to our $5 million term loan we secured in December 2008.

Commitments

At January 31, 2010, we had no material capital commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our outstanding notes payable, however, they would not have an affect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at January 31, 2010, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

At January 31, 2010, we had an outstanding notes payable balance of $3,833,000 under a loan and security agreement, which bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%, which may expose us to market risk due to changes in interest rates.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 3% under our loan and security agreement and based on historical movements in LIBOR rates, we believe a near-term change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2010, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2010.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

At January 31, 2010, we had $16,837,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect to continue to experience negative cash flows from operations for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2009, 2008 and 2007 amounted to $16,524,000, $23,176,000, and $20,796,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

With respect to financing our operations through the issuance of equity, on July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.  As of January 31, 2010, gross proceeds of up to $38,320,000 remained available under the July 2009 Shelf.

In addition, on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from the July 2009 Shelf for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement are to be sold at market prices.  We are obligated to pay Wm Smith & Co. a commission equal to 3% of the first $15,000,000 in gross proceeds from the sale of shares of our common stock and 2% of the next $10,000,000 in gross proceeds from the sale of shares of our common stock.  As of January 31, 2010, we had sold 3,458,048 shares of common stock at market prices under the July 2009 AMI Agreement in exchange for gross proceeds of $11,680,000.

In addition to the above, we may also raise additional capital through additional equity offerings, licensing our products in development, or increasing revenue from our wholly owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the second quarter of our fiscal year 2011 ending October 31, 2010 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 8 to the accompanying interim unaudited condensed consolidated financial statements), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance in a restricted collateral account non-accessable by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

Pursuant to a Loan and Security Agreement dated December 9, 2008 (the “Loan Agreement”), MidCap Financial LLC and BlueCrest Capital Finance, L.P. (the “Lenders”) have provided us a three-year, $5,000,000 working capital loan, which funded on December 19, 2008.  As of January 31, 2010, we have an outstanding principal balance of $3,833,000 under the Loan Agreement.  As collateral to secure our repayment obligations to the Lenders, we and our wholly-owned subsidiary, Avid Bioservices, Inc., have granted the Lenders a first priority security interest in generally all of our respective assets, including our intellectual property.

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

In The Event Our Contract With The TMTI Is Terminated, Our Loan Requires Us To Place A Significant Amount Of Our Cash In A Restricted Bank Account.

Under the terms of the Loan Agreement, if our contract with the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”) is terminated while any principal balance of the loan is outstanding, we will be required to at all times thereafter maintain cash and cash equivalents in an amount of at least eighty percent (80%) of the then outstanding principal balance of the loan (or $3,067,000 as of January 31, 2010) in a restricted account over which we will not be permitted to make withdrawals or otherwise exercise control.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the nine months ended January 31, 2010 and for each of the past three fiscal years:

Net Loss
Nine months ended January 31, 2010 (unaudited)	$6,753,000
Fiscal Year 2009	$16,524,000
Fiscal Year 2008	$23,176,000
Fiscal Year 2007	$20,796,000

As of January 31, 2010, we had an accumulated deficit of $254,113,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of January 31, 2010, there were 50,903,404 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 6,065,751 additional shares of our common stock that are reserved for future issuance under our stock option plans and for outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Common shares reserved for issuance upon exercise of outstanding options or reserved for future option grants under our stock incentive plans	5,727,341
Common shares issuable upon exercise of outstanding warrants	338,410
Total	6,065,751

In addition, the above table does not include shares of common stock that we have available to issue from the July 2009 Shelf, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $38,320,000 as of January 31, 2010.

Of the total options and warrants outstanding as of January 31, 2010, 1,048,962 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at January 31, 2010.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2009, and our three fiscal quarters ended January 31, 2010:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2010
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64
Quarter Ended July 31, 2009	$5.65	$1.85	7,345	39
Fiscal Year 2009
Quarter Ended April 30, 2009	$2.60	$1.52	702	14
Quarter Ended January 31, 2009	$2.35	$1.10	260	19
Quarter Ended October 31, 2008	$2.00	$1.15	263	15
Quarter Ended July 31, 2008	$2.65	$1.54	599	21
Fiscal Year 2008
Quarter Ended April 30, 2008	$3.63	$1.75	769	26
Quarter Ended January 31, 2008	$3.25	$1.75	622	28
Quarter Ended October 31, 2007	$3.95	$2.70	526	34
Quarter Ended July 31, 2007	$7.00	$3.60	4,331	47
Fiscal Year 2007
Quarter Ended April 30, 2007	$6.30	$4.30	1,243	82
Quarter Ended January 31, 2007	$6.95	$5.45	860	41
Quarter Ended October 31, 2006	$7.42	$5.60	752	55
Quarter Ended July 31, 2006	$9.95	$6.50	4,758	86

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

●	announcements of technological innovations or new commercial products by us or our competitors;
●	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
●	our financial results or that of our competitors, including our abilities to continue as a going concern;
●	the offering and sale of shares of our common stock at a discount under an equity transaction;
●	changes in our capital structure;
●	published reports by securities analysts;
●	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
●	developments and/or disputes concerning our patent or proprietary rights;
●	regulatory developments and product safety concerns;
●	general stock trends in the biotechnology and pharmaceutical industry sectors;
●	public concerns as to the safety and effectiveness of our products;
●	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
●	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

The Liquidity Of Our Common Stock Will Be Adversely Affected If Our Common Stock Is Delisted From The NASDAQ Capital Market.

Our common stock is traded on The NASDAQ Capital Market.  To maintain inclusion on The NASDAQ Capital Market, we must continue to meet the following six listing requirements:

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

In addition, we have prepaid research and development expenses to third parties that have been deferred and capitalized as pre-payments to secure the receipt of future preclinical and clinical research and development services.  These pre-payments are recognized as an expense in the period that the services are performed.  We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide a future economic benefit, including the risk of third party nonperformance.  If there are indicators that the third parties are unable to perform the research and development services, we may be required to take an impairment charge.

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

Data from our pre-clinical studies and, Phase I and initial Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed.  The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients.  In addition, the limited results we have obtained, and will obtain in the Phase II trials, may not predict results for any future studies and also may not predict future therapeutic benefit of our drug candidates.  We will be required to demonstrate through larger-scale clinical trials that bavituximab and Cotara® are safe and effective for use in a diverse population before we can seek regulatory approval for their commercial sale.  There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

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

On June 30, 2008, we were awarded up to a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency (“DTRA”).  This federal contract is expected to provide us with up to $22.3 million in funding over a 24-month base period, with $19.4 million having been appropriated as of January 31, 2010.  The remainder of the $22.3 million in funding is expected to be appropriated over the remainder of the two-year base period ending June 29, 2010.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMTI beyond the base period to cover up to $44.4 million in total funding over the five-year contract period through three one-year option terms.  Work under this contract commenced on June 30, 2008.  If we do not receive the expected funding under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection nor otherwise receive the other indirect benefits that may be derived from receipt of the full funding under this contract.

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

Federal government contracts, such as our contract with the TMTI, contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to:

●	Reduce, cancel, or otherwise modify our contracts or related subcontract agreements;
●	Decline to exercise an option to renew a multi-year contract;
●	Claim rights in products and systems produced by us;
●
Prohibit future procurement awards with a particular agency as a result of a finding of an organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;

●	Subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest;
●	Suspend or debar us from doing business with the federal government or with a governmental agency; and
●	Control or prohibit the export of our products and services.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors.  Although we are not aware of any other products in development targeting phosphatidylserine as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® and Herceptin® by Genentech, Inc., and Vectibix® by Amgen.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

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

PEREGRINE PHARMACEUTICALS, INC.

Date: March 11, 2010	By:	/s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

PEREGRINE PHARMACEUTICALS, INC.

Date: March 11, 2010	By:	/s/ PAUL J. LYTLE
Paul J. Lytle
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)