Form 10-K
period 2010-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2010-07-14
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates as of October 31, 2009 was 136,137,316.

Number of shares of Common Stock outstanding as of July 9, 2010:  55,069,449

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2010.

PEREGRINE PHARMACEUTICALS, INC.

Fiscal Year 2010 10-K Annual Report

Table of Contents
PART I		1

ITEM 1.	BUSINESS	1
	Overview	1
	Products in Clinical Stage Development	2
	Mechanism of Action of Our Technology Platforms	9
	Government-Sponsored Programs	10
	Preclinical Programs	10
	In-Licensing Collaborations	11
	Out-Licensing Collaborations	12
	Contract Manufacturing Services	12
	Government Regulation	14
	Manufacturing and Raw Materials	16
	Patents and Trade Secrets	17
	Customer Concentration and Geographic Area Financial Information	19
	Marketing Our Potential Products	19
	Competition	19
	Research and Development	21
	Corporate Governance	21
	Human Resources	21
	Glossary of Terms	22

ITEM 1A.	RISK FACTORS	24

ITEM 1B.	UNRESOLVED STAFF COMMENTS	41

ITEM 2.	PROPERTIES	41

ITEM 3.	LEGAL PROCEEDINGS	41

ITEM 4.	[REMOVED AND RESERVED]	41

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	42

ITEM 6.	SELECTED FINANCIAL DATA	43

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	44

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	59

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	60

i

ii

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

Overview

We are a clinical-stage biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  We are advancing our two Phase II oncology platforms as well as our Phase I HCV program.  Our Phase II trials in lung, breast, and brain cancers have demonstrated promising results, leading to two new randomized Phase II trials in non-small cell lung cancer (“NSCLC”).

Recently, we initiated the first of these trials, a randomized, placebo-controlled, double-blinded Phase IIb trial evaluating bavituximab in combination with standard chemotherapy in refractory NSCLC, which represents a significant unmet medical need and potential fastest path to market.  We have also initiated recently the second trial, a randomized open-label Phase IIb trial evaluating bavituximab in combination with chemotherapy in front-line NSCLC. By the end of 2010, we plan to initiate another  company-sponsored trial.  In addition to these company-sponsored trials, we have recently launched an investigator-sponsored trials (“IST”) program as a cost-effective way to generate insight into bavituximab’s mechanism of action, augment our safety database, and evaluate new combination therapy approaches to treating cancer patients.

Our pipeline of novel investigational monoclonal antibodies includes bavituximab and Cotara®.  Bavituximab is a first-in-class phosphatidylserine (“PS”)-targeting monoclonal antibody that represents a new approach to treating cancer and has demonstrated broad-spectrum potential in multiple solid tumors.  PS is a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for anti-cancer treatments.  PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor.

Our novel brain cancer therapy Cotara is a targeted monoclonal antibody linked to a radioisotope that is administered directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue.  Cotara has been granted orphan drug status and fast track designation for the treatment of glioblastoma multiforme (“GBM”) and anaplastic astrocytoma by the U.S. Food and Drug Administration.

Our two primary sources of revenue include our wholly-owned biomanufacturing subsidiary Avid Bioservices, Inc. (www.avidbio.com) and government-sponsored programs.  Avid Bioservices provides integrated cGMP commercial and clinical manufacturing services for Peregrine and third-party clients.  Avid’s total revenue generated from third-party clients for fiscal years 2010, 2009, and 2008 amounted to $13,204,000, $12,963,000, and $5,897,000, respectively.

Our first government contract has been with the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”) to study PS-targeting antibodies for the treatment of viral hemorrhagic fever (“VHF”) infections.  For the fiscal years 2010 and 2009, we recognized government contract revenue of $14,496,000 and $5,013,000 respectively, since the contract was awarded on June 30, 2008.  In addition to this contract, we are applying for additional government contract and grant funding for our clinical development programs.

We were originally incorporated in California in June 1981 and reincorporated in the State of Delaware on September 25, 1996.  Our principal executive offices are located at 14282 Franklin Avenue, Tustin, California, 92780 and our telephone number is (714) 508-6000.  Our internet website addresses are www.peregrineinc.com and www.avidbio.com.  Information contained on, or can be accessed through, our websites do not constitute any part of this Annual Report.

Products in Clinical Stage Development

Our products in clinical trials are focused on the treatment of cancer and HCV infection.  The below table is a summary of our clinical trials and the current status of each clinical trial. Additional information pertaining to each clinical trial is further discussed below.

Product	Indication	Trial Design	Trial Status
Bavituximab plus docetaxel	Refractory NSCLC
Phase IIb randomized, double-blinded, placebo-controlled trial designed to treat up to 120 patients.

Endpoint: Overall response rate (“ORR”)
Secondary Endpoints: Median  progression-free survival (“PFS”), median overall survival, duration of response, safety
Trial is open to patient enrollment.
Bavituximab plus carboplatin and paclitaxel	Front-line NSCLC	Phase IIb randomized, open-label trial designed to treat up to 86 patients. Endpoint: ORR Secondary Endpoints: Median PFS, median overall survival, duration of response, safety	Trial is open to patient enrollment.
Bavituximab plus carboplatin and paclitaxel	Front-line NSCLC	Phase II open-label trial designed to treat up to 49 patients. Simon two-stage design. Endpoint: ORR Secondary Endpoints: Median PFS, median overall survival, duration of response, safety	43% ORR and median PFS of 6.1 months. These results compare favorably to the 15% ORR and 4.5 month median PFS of carboplatin/paclitaxel alone from a historical third-party trial.
Bavituximab plus docetaxel	Refractory advanced breast cancer	Phase II open-label trial designed to treat up to 46 patients. Simon two-stage design. Endpoint: ORR Secondary Endpoints: Median PFS, median overall survival, duration of response, safety	61% ORR and median PFS of 7.4 months. These results compare favorably to the 41% ORR from a separate historical third-party trial of docetaxel alone.
Bavituximab plus carboplatin and paclitaxel	Front-line advanced breast cancer	Phase II open-label trial designed to treat up to 46 patients. Simon two-stage design. Endpoint: ORR Secondary Endpoints: Median PFS, median overall survival, duration of response, safety	74% ORR and median PFS of 6.9 months. These results compare favorably to the 62% ORR and 4.8 month median PFS of carboplatin/paclitaxel alone from a separate historical third-party trial.
Bavituximab	Solid tumor cancers	Phase I monotherapy repeat dose safety study designed to treat up to 28 patients.
Results demonstrated that bavituximab as a monotherapy is generally safe and well tolerated in patients with advanced solid tumor malignancies.  Pharmacokinetic data determined the 3 mg/kg weekly intravenous dose for use in future trials.

Cotara	Recurrent glioblastoma multiforme (“GBM”)	Dosimetry and dose confirmation study designed to treat up to 12 patients with recurrent GBM.
Final data confirm Cotara’s targeting capabilities, delivering 300-fold higher radiation levels to the tumor than to normal organs and supports further development at or below a dose of 2.5 mCi/cc of clinical target volume.

Cotara	Recurrent GBM	Phase II safety and efficacy study designed to treat up to 40 patients at first relapse.	This study is enrolling patients. Enrollment is over 75% completed.
Bavituximab	Chronic hepatitis C virus (“HCV”) infection co-infected with HIV	Phase Ib repeat dose safety study designed to treat up to 24 patients.	This study is enrolling patients.

Oncology Franchise

Bavituximab for the Treatment of Solid Tumors

We believe bavituximab may have broad potential for the treatment of multiple cancers when used in combination with commonly prescribed chemotherapeutic drugs.  Our novel monoclonal antibody has a unique mechanism of action that specifically targets PS exposed on tumor vasculature.  Results from three Phase II clinical trials have demonstrated positive objective response rates (“ORR”) in multiple tumor types, encouraging progression-free survival (“PFS”), and an acceptable safety profile for bavituximab used in combination with standard chemotherapy regimens.

Based on these data, we recently initiated a randomized Phase IIb trial evaluating bavituximab in combination with docetaxel for the treatment of refractory NSCLC patients.  We also recently initiated a second randomized Phase IIb trial evaluating bavituximab in combination with paclitaxel/carboplatin for the treatment of front-line NSCLC patients.  The primary endpoint of these randomized trials is overall response and secondary endpoints include median PFS, median overall survival, duration of response, and safety.

In addition, we have three ongoing Phase II clinical trials in front-line NSCLC, front-line advanced breast cancer, and refractory advanced breast cancer which are evaluating bavituximab in combination with standard chemotherapy regimens.  As reported at the 2010 American Society of Clinical Oncology (“ASCO”) Annual Meeting in June, final ORRs and median PFS data were positive, and we are monitoring median overall survival for patients in these trials.  These trials  utilized a two-stage design in which an initial cohort of patients is first enrolled, dosed and evaluated and then the study may be expanded if a sufficient number of patients in the initial cohort meet the primary endpoint and the safety profile is positive.  The primary endpoint of the Phase II studies was to assess overall response rate to the combination of bavituximab and chemotherapy.  Secondary objectives include measuring median PFS, median overall survival, duration of response, and safety.

In all of our Phase II trials, tumor responses are being evaluated using Response Evaluation Criteria in Solid Tumors (“RECIST”) parameters.  The trials are being conducted according to International Conference on Harmonization (“ICH”) and Good Clinical Practices (“GCP”) standards.

Phase IIb Trial - Bavituximab Plus Docetaxel in Refractory NSCLC Patients

We recently initiated a Phase IIb trial to assess bavituximab in combination with docetaxel in refractory NSCLC patients.  This randomized, double-blinded, placebo-controlled trial is enrolling patients in up to 30 sites in the U.S. and internationally.  We plan to enroll 120 refractory NSCLC patients, which will be randomized to one of three treatment arms.  One arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly.  A second arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (1 mg/kg) weekly.  A third arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with weekly placebo.

The primary endpoint of this trial is ORR and secondary objectives included median PFS, median overall survival, duration of response, and safety.  Patients will be evaluated regularly for tumor response according to RECIST criteria.

Refractory NSCLC Market Opportunity

Lung cancer is the leading cause of cancer death. According to the American Cancer Society, lung cancer is the second most commonly diagnosed cancer, with approximately 219,440 new cases and 159,000 deaths reported in 2009 in the U.S. alone.  NSCLC is the most common type of lung cancer, accounting for approximately 85-90% of lung cancer cases.  The five-year survival rate for NSCLC patients is only 1%.

The current market for refractory NSCLC therapeutics is approximately $1.2 billion and is expected to approach $2 billion by 2018 according to independent market research estimates.  There are approximately 126,000 refractory patients treated annually in the U.S., Europe, and Japan.

Only three drugs are approved in the U.S. for the treatment of refractory NSCLC patients.  Administered as monotherapies, these include pemetrexed (Alimta®), docetaxel (Taxotere®), or erlotinib (Tarceva®), which each represent approximately 25% of the market for refractory NSCLC therapeutics.  Package insert information for these three products shows overall response rates of 8.5% for pemetrexed, between 5.5% and 5.7% for docetaxel, and of 8.9% for erlotinib in clinical studies in refractory NSCLC patients.  Given these low response rates, there is an urgent need for new therapeutic options for refractory NSCLC patients.

Phase IIb Trial - Bavituximab Plus Paclitaxel/Carboplatin in Front-Line NSCLC Patients

We recently initiated a Phase IIb trial to assess bavituximab in combination with paclitaxel and carboplatin in front-line NSCLC patients.  This randomized, open-label trial is enrolling patients in up to 20 sites in the U.S. and internationally.  We plan to enroll 86 front-line NSCLC patients, which will be randomized to one of two treatment arms.  One arm will receive paclitaxel (200 mg/m2) and carboplatin (AUC 6), administered on day one of each 21-day cycle, for up to six cycles, in combination with bavituximab (3 mg/kg) weekly.  A second arm will receive paclitaxel (200 mg/m2) and carboplatin (AUC 6), administered on day one of each 21-day cycle for up to six cycles.

The primary endpoint of this trial is ORR and secondary objectives included median PFS, median overall survival, duration of response, and safety.  Patients will be evaluated regularly for tumor response according to RECIST criteria.

We reported at the 2010 ASCO Annual Meeting results from our previous Phase II trial assessing bavituximab in combination with paclitaxel and carboplatin in front-line NSCLC patients.  43% (21 of 49) of patients achieved an ORR.  Median PFS in the trial was 6.1 months and median overall survival will be reported once these data mature.  73% (36 of 49 patients) of the patients enrolled in this study had Stage IV disease. These results compare favorably to data from a separate published study showing an objective response rate of 15% and a median time-to-progression of 4.5 months in a similar patient population receiving paclitaxel and carboplatin alone.

This multi-center, open-label Phase II NSCLC trial was designed to assess ORR of bavituximab combined with the front-line standard of care chemotherapy regimen of paclitaxel and carboplatin.  Secondary objectives of the study included median PFS, median overall survival, duration of response, and safety.  Patients in the study were evaluated regularly for tumor response according to RECIST criteria.

Front-Line NSCLC Market Opportunity

The current market for front-line NSCLC therapeutics is approximately $2.3 billion and is expected to approach $8 billion by 2018 according to independent market research estimates.  There are approximately 353,000 front-line patients treated annually in the U.S., Europe, and Japan.

Current treatment for front-line NSCLC patients includes chemotherapy combined with cisplatin or carboplatin.  Approved chemotherapy drugs include gemcitabine (Gemzar®), paclitaxel (Taxol®), and docetaxel (Taxotere®).  In addition, pemetrexed has been approved for use in combination with cisplatin for front-line NSCLC and bevacizumab (Avastin®) is often added to the standard combination therapy for front-line NSCLC.  In a separate trial used as a historical control, ORR was  15% and median PFS was 4.5 months for patients treated with paclitaxel/carboplatin alone.  With 219,440 new cases of lung cancer in the U.S. alone each year and given the limitations of current therapies, there is an urgent need for new therapeutic options for front-line NSCLC patients.

Phase II Trial - Bavituximab Plus Docetaxel in Refractory Advanced Breast Cancer Patients

We reported at the 2010 ASCO Annual Meeting results from our Phase II trial assessing bavituximab in combination with docetaxel in refractory advanced breast cancer patients.  61% (28 of 46 patients) of patients achieved an ORR.  Median PFS in the trial was 7.4 months and median overall survival will be reported once these data mature.  These results compare favorably to data from a separate published study showing an ORR of 41% in a similar patient population receiving docetaxel alone.

This multi-center, open-label Phase II breast cancer trial was primarily intended to assess overall response rate to bavituximab combined with a refractory patient standard of care chemotherapeutic agent docetaxel.  Secondary objectives of the study included median PFS, median overall survival, duration of response, and safety.  Patients were evaluated regularly for tumor response according to RECIST criteria.

Phase II Trial - Bavituximab Plus Paclitaxel/Carboplatin in Front-Line Advanced Breast Cancer Patients

We reported at the 2010 ASCO Annual Meeting results from our Phase II trial assessing bavituximab in combination with paclitaxel and carboplatin in front-line advanced breast cancer patients. 74% (34 of 46) of patients achieved an ORR.  Median PFS was 6.9 months and median overall survival will be reported once these data mature.  These results compare favorably to data from a separate published study showing an ORR of 62% and median PFS of 4.8 months in a similar patient population receiving paclitaxel and carboplatin alone.

This multi-center, open-label Phase II breast cancer trial was primarily intended to assess ORR of bavituximab combined with standard of care chemotherapeutic agents paclitaxel and carboplatin.  Secondary objectives of the study included median PFS, median overall survival, duration of response, and safety.  Patients were evaluated regularly for tumor response according to RECIST criteria.

Phase I Trial - Bavituximab as a Monotherapy in Advanced Solid Tumors

We reported at the American Association for Cancer Research (“AACR”) 101st Annual Meeting 2010 final results from a Phase I study using bavituximab as a monotherapy in patients with advanced solid tumor malignancies.  Data demonstrated bavituximab is generally safe and well tolerated with one dose-limiting toxicity, a serious adverse event of pulmonary embolism. Based on pharmacokinetic data from this trial, we determined a maximum dose of 3 mg/kg for bavituximab in our Phase IIb cancer trials.

The objectives of this multi-center, open-label dose escalation study were to determine the safety and tolerability of bavituximab in patients with advanced cancer, to characterize the pharmacokinetic profile of bavituximab and to identify dose-limiting toxicities and the maximum tolerated and/or effective dose.

Cotara for the Treatment of Brain Cancer

Our novel brain cancer therapy Cotara is our first agent based on our Tumor Necrosis Therapy (“TNT”) technology platform.  Cotara is a monoclonal antibody targeting agent conjugated to Iodine 131, a therapeutic radioisotope that kills cells near the site of localization.  In prior clinical studies, Cotara has demonstrated encouraging survival in patients with brain cancer.  We are evaluating Cotara in an ongoing Phase II clinical trial in patients with recurrent glioblastoma multiforme (“GBM”), the deadliest form of brain cancer.

Cotara Dose Confirmation and Dosimetry Study in GBM Patients

We reported at the 2010 ASCO Annual Meeting results from our dose confirmation and dosimetry study with Cotara in recurrent GBM patients.  Final data confirm Cotara's targeting capabilities, delivering 300-fold higher radiation levels to the tumor than to normal organs.  Median radiation dose to the tumor was 573 cGy/mCi.

The Phase I, open-label, dose confirmatory and radiation dosimetry trial was conducted in three U.S. centers.  The primary objective was to confirm the dose limiting toxicities and maximum tolerated dose of Cotara administered as a single 25-hour interstitial infusion in patients with recurrent GBM.  Twelve patients with recurrent GBM were enrolled in this study with the first receiving an imaging dose (3 mCi/cc) of Cotara infused via 2 interstitial catheters. Two to four weeks after imaging, patients were eligible to receive a single therapy dose of Cotara at 1.5, 2.0 or 2.5 mCi/cc using a “3+3” dose escalation scheme.  Dose escalation was permitted after a six week observation period.  Ten patients received a therapy dose, including 8 of the 10 imaging patients.

Cotara was generally well tolerated in this study, with one dose-limiting toxicity of cerebral edema reported at the high dose of 2.5 mCi/cc.  Cotara’s excellent localization only in the tumor with minimal systemic radiation was demonstrated by images acquired up to 168 hours after therapy.

Cotara Phase II Trial in Recurrent GBM Patients

We are conducting an ongoing Phase II open-label trial enrolling up to 40 recurrent GBM patients at several sites in the U.S. and India.  Over 75% of the planned patients in this trial have been enrolled.  The primary endpoint of this trial is safety and tolerability of the maximum tolerated dose, a single 25-hour interstitial infusion of 2.5 mCi/cc of Cotara.  Secondary endpoints include overall survival, PFS,  survival, and proportion of patients alive at six months after treatments.

The study is being conducted according to internationally accepted ICH  and GCP  guidelines.

Brain Cancer Market Opportunity

There are an estimated 21,810 new cases of brain cancer diagnosed annually and this cancer accounts for approximately 13,070 deaths annually in the U.S.  The most common type of brain cancer is GBM, which accounts for 60% of all brain tumors. GBM is the deadliest form of brain cancer, with a five-year survival rate of only 3%.

There are approximately 55,000 patients treated annually in the U.S., Europe, and Japan.  Temozolomide (Temodar®) is currently the leading brain cancer treatment with sales reaching $1 billion in 2009 and bevacizumb (Avastin®) was approved in 2009.

Cotara has been granted FDA/EMEA orphan drug status for GBM and anaplastic astrocytoma and fast track designation in the U.S. for the treatment of recurrent GBM.

Antiviral Franchise

Bavituximab for the Treatment of HCV Infection

We are conducting an ongoing Phase Ib trial of bavituximab as a monotherapy for patients co-infected with hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”).  This open-label, dose escalation study was designed to assess the safety and pharmacokinetics of bavituximab in up to 24 patients chronically infected with HCV and HIV.  Patient cohorts are receiving ascending dose levels of bavituximab weekly for up to eight weeks.  HCV and HIV viral titers and other biomarkers are being tracked, although they are not formal study endpoints.

Previously, we completed a Phase Ia single dose escalation study in 30 patients chronically infected with HCV who had failed prior therapies.  The primary goal of the Phase I study was to assess the safety and pharmacologic profile of bavituximab in patients with chronic HCV infection.  Changes in viral load, measured as serum HCV RNA levels, were also monitored.

In this Phase Ia study, 30 patients were administered one of five doses of bavituximab including 0.1, 0.3, 1, 3 and 6 mg/kg of body weight.  After a single dose of bavituximab, among the patients administered 1, 3 and 6 mg/kg doses, 50% achieved a maximum peak reduction in serum HCV levels of greater than 75% (0.6 log), with one patient having a maximum peak 97% (1.5 log) reduction.  In this study, approximately 90% of the subjects were infected with the genotype 1 form of HCV, which is the most common and difficult-to-treat strain of the virus.  At all five dose levels, bavituximab appeared to be safe and well tolerated with no dose-limiting toxicities or serious adverse events.  Reported adverse events were mostly mild, infrequent, transient and likely not drug-related.

These results supported the initiation and completion of a Phase I repeat dose HCV trial.  The primary objective of the Phase I study was to determine the safety, distribution and pharmacokinetic properties of multiple doses of single agent bavituximab in patients with chronic HCV infection.  Changes in viral load, measured as serum HCV RNA levels, were also monitored.

In this Phase I study, 24 patients (four cohorts of six patients each) were enrolled in the study, with each cohort scheduled to receive four doses of bavituximab over a 14-day period.  Patients received twice-weekly doses of bavituximab at escalating dose levels of 0.3, 1, 3 or 6 mg/kg of body weight.  Patients in all cohorts were followed for 12 weeks.  The results indicate that bavituximab was generally safe and well-tolerated, with no dose-limiting toxicities or serious adverse events reported.  Anti-viral activity (decline of greater than or equal to 0.5 log10 reduction in HCV RNA) was observed at all dose levels.  In the study, 83% of patients at the 3 mg/kg dose level demonstrated a maximum peak reduction in HCV RNA levels of at least a 75% (0.6 log), with an average of an 84% (0.8 log) peak reduction for those patients.

Preclinical research conducted by our researchers and collaborators demonstrate that PS becomes exposed on the surface of a broad class of viruses known as enveloped viruses, as well as on the cells they infect.  These pathogens are responsible for about half of all human viral diseases, including HCV, influenza, HIV, cytomegalovirus (“CMV”) and other virus strains that cause serious and life-threatening conditions.  Scientists studying bavituximab believe the drug’s mechanism of action may help reactivate the body's natural immune defenses to destroy both the virus particles and the cells they infect.  Since the target for bavituximab is only exposed on diseased cells, healthy cells should not be affected by bavituximab.

Investigator-Sponsored Trials Program

We have recently launched a new investigator-sponsored trial (“IST”) program for bavituximab and Cotara to meet the increasing number of requests from investigators interested in conducting clinical studies with our novel monoclonal antibodies. This IST program is a cost-effective way of generating additional clinical data on our novel antibodies.  Our goal is for investigators’ trials to be supported from a variety of public and private sources, such as governments and foundations, and we will supply the clinical materials of our products produced by our wholly-owned subsidiary Avid Bioservices, Inc.  Additionally, as these multiple small studies typically will be unblinded, they can provide additional insight into bavituximab’s mechanism of action, augment our safety database, and evaluate new combination therapy approaches to treating cancer patients with our antibodies.

Mechanism of Action of Our Technology Platforms

Our three products in clinical trials fall under two technology platforms: PS-targeting technology and Tumor Necrosis Therapy (“TNT”) technology.

PS-Targeting Technology Platform

Peregrine’s new class of PS-targeting therapeutics are monoclonal antibodies that target and bind to components of cells normally found only on the inner surface of the cell membrane.  This target is a specific phospholipid known as phosphatidylserine (“PS”). Under stress, PS becomes exposed on the surface of tumor blood vessels and during certain viral infections.

PS is a highly immunosuppressive molecule that inactivates immune responses. Bavituximab targets exposed PS on tumor blood vessels and virally infected cells, and has been shown to reactivate the immune system, restoring the ability to recognize and respond to tumors and viruses by blocking PS-mediated immunosuppression.

Tumor Necrosis Therapy (“TNT”) Technology Platform

Peregrine's targeted TNT technology uses monoclonal antibodies designed to bind to DNA-histone H1 complex which is exposed primarily in the dead and dying cells that are present in abundance at the center of tumors.  TNT antibodies are capable of carrying a variety of therapeutic agents, including radioisotopes, into the interior of solid tumors where they kill the tumor from the inside out. Peregrine's lead TNT-based brain cancer therapy is Cotara, an antibody conjugated to a therapeutic radioisotope that binds to the core of the tumor mass and kills adjacent cells.

Two Primary Sources of Revenue

Avid Bioservices, Inc.

Our wholly-owned subsidiary, Avid Bioservices, Inc. ("Avid") provides integrated commercial and clinical manufacturing services for Peregrine and third-party clients.  Avid’s total revenue generated from third-party customers for fiscal years 2010, 2009, and 2008 amounted to $13,204,000, $12,963,00, and $5,587,000, respectively.

Avid manufactures cGMP commercial and clinical products and has over 10 years of experience producing monoclonal antibodies and recombinant proteins in batch, fed-batch and perfusion modes.  Avid’s services include cell banking, stability testing, clinical and commercial product manufacturing and purification, bulk packaging, final product filling and regulatory strategy, submission and support.  Avid also provides a variety of process development activities, including cell line optimization, analytical method development and product characterization.

For more information about Avid, visit www.avidbio.com.  Information on, or that can be accessed through, the foregoing website is not part of this Annual Report.

Government-Sponsored Programs

We have performed development work with our PS-targeting antibodies for the treatment of viral hemorrhagic fever (“VHF”) infections under our first government contract and we are applying for additional government contracts and grants to support our cancer and viral infections programs.

Our first contract has been with the TMTI of the U.S. Department of Defense’s Defense Threat Reduction Agency.  This contract with the TMTI covers research up to a five-year period potentially worth up to $44.4 million, with a two-year base period and three one-year option periods.  This contract provides us for up to $22.3 million in funding during a two-year base period ending June 29, 2010.  On June 29, 2010, we announced that the base period has been extended by 45 days (or through August 13, 2010) to complete ongoing preclinical studies, review scientific data, and to finalize plans for continuing preclinical evaluation in animal models of VHF.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMTI beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three option periods up to one-year per option period.

Preclinical Programs

We have historically developed several earlier-stage technologies that are intended to be used as an adjuvant to improve the performance of standard cancer drugs, anti-angiogenesis agents, and vascular targeting agents that complement our other anti-cancer platforms.  In order to focus our efforts and resources on our current clinical programs, we have curtailed our efforts in developing these pre-clinical programs and we are actively seeking partners to further develop these technologies.  In July of 2009, we out-licensed exclusive worldwide rights to develop and commercialize products under our anti-VEGF intellectual property portfolio, including the fully human antibody R84, to Affitech A/S.

In-Licensing Collaborations

The following discussions cover our collaborations and in-licensing obligations related to our products in clinical trials:

PS-Targeting Program (bavituximab)

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the PS-targeting technology platform from the University of Texas Southwestern Medical Center at Dallas (“UTSWMC”), including bavituximab.  During November 2003, we entered into a non-exclusive license agreement with Genentech, Inc. to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program.  During December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc., (“Avanir”) covering the generation of the chimeric monoclonal antibody, bavituximab.  In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to the PS-targeting program, including the development of bavituximab, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales and/or a percentage of sublicense income.  The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits.  The following table provides certain information with respect to each of our in-licensing agreements relating to our PS-targeting program.

Licensor	Agreement Date	Expiration Date	Total Payments To Date	Potential Future Milestone Obligations
UTSWMC	August 2001	(1)	$97,500	$375,000
UTSWMC	August 2005	(1)	$35,000	$425,000
Lonza	March 2005	(2)	-	(3)
Avanir	December 2003	(4)	$50,000	$1,050,000
Genentech, Inc.	November 2003	December 2018	$500,000	$5,000,000
Total			$682,500	$6,850,000

(1)
Expiration date of the license agreement occurs upon expiry of underlying patents.  These patents, and certain related patent applications that may issue as patents, are currently set to expire between 2019 and 2021.

(2)
Expiration date of the license agreement occurs upon expiry of underlying patents.  These patents, and certain related patent applications that may issue as patents, are currently set to expire between 2023 and 2025.

(3)
Expiration date of the license agreement is 15 years from first commercial sale or upon expiry of underlying patents, whichever occurs last.  To date, we have no commercial sales under the license agreement nor do we expect any commercial sales in the near future.  The last patent covered under this license agreement expires in November 2016.

(4)
We are required to pay future milestone payments upon the completion of Phase II clinical trial enrollment in the amount of 75,000 pounds sterling, the amount of which will continue as an annual license fee thereafter.  In the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year.  We expect to complete Phase II clinical trial enrollment in 2011. Expiration date of license agreement is 10 years from first commercial sale in each respective country.  To date we have no commercial sales under the license agreement nor do we expect any commercial sales in the near future.

Of the total potential future milestone obligations of $6,850,000, $6,400,000 would be due upon the first commercial approval of a drug candidate developed under our PS-targeting program, including bavituximab, with the technologies licensed pursuant to such license agreements.

During fiscal year 2008, we expensed $50,000 under in-licensing agreements covering our PS-targeting program, which is included in research and development expense in the accompanying consolidated statements of operations.  We did not incur any milestone related expenses during fiscal years 2010 and 2009.

Tumor Necrosis Therapy (Cotara)

We acquired the patent rights to the TNT technology, including Cotara, in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders.  To date, no product revenues have been generated from Cotara.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara.  Under the terms of the agreement, we will pay a royalty (in the low single digits) on net sales of any products we market that utilize the underlying technology.  In the event a product is approved and we or Lonza do not manufacture Cotara, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty (in the low single digits) on net sales.  Unless sooner terminated due to a party’s breach of the license agreement, the license agreement with Lonza will terminate upon the last to occur of the expiration of a period of fifteen (15) years following our first commercial sale of a product or the expiration of the last valid claim within the patents that are the subject of the license agreement; provided that if after the expiration of the last claim but prior to the expiration of the fifteen (15) year period, Lonza has publicly made available certain materials and know how, then the agreement will terminate at such time as the materials and know how are made public.

Out-Licensing Collaborations

In October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our TNT technology for use in the application of cytokine fusion proteins.  During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale.  Under the terms of the agreement, we would receive a royalty on net sales if a product is approved under the agreement.  Merck KGaA has not publicly disclosed the development status of its program.

Contract Manufacturing Services

During January 2002, we commenced the operations of our wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”), which was formed from the facilities and expertise of Peregrine.  Avid provides an array of contract biomanufacturing services, including contract manufacturing of antibodies, recombinant proteins and enzymes; cell culture development; process development; and testing of biologics for biopharmaceutical and biotechnology companies under current Good Manufacturing Practices (“cGMP”).  Avid’s current cGMP manufacturing operations includes the following four bioreactors:  two 1,000 liter, a 300 liter, and a 100 liter.  Avid also maintains spinner flasks and bioreactors in our process development laboratory ranging from 1 to 100 liter.

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

Avid provides an array of services for Peregrine as well as working with a variety of companies in the biotechnology and pharmaceutical industries.  Even though much of the process is very technical, knowledge of the process should help in understanding the overall business and complexities involved in cGMP manufacturing.

The manufacturing of monoclonal antibodies and recombinant proteins under cGMP is a complex process that includes several phases before the finished drug product is released for clinical or commercial use.  The first phase of the manufacturing process, called technology transfer phase, is to receive the production cell line (the cells that produce the desired protein) and any available process information from the client.  The cell line must be adequately tested according to FDA guidelines and/or other regulatory guidelines to certify that it is suitable for cGMP manufacturing.  This testing generally takes between one and three months to complete, depending on the necessary testing.  The cell line that is used may either be from a master cell bank (base cells from which all future cells will be grown), which is already fully tested or may represent a research cell line.  In the case of a research cell line, Avid can use the research cell line to produce master and working cell banks.  Clients often request further development through media screening and adaptation followed by small scale bioreactor process development in 1 to 15 liter bioreactor systems.  In parallel to the production of the master and working cell banks, the growth and productivity characteristics of the cell line may be evaluated in the process development laboratories.  The whole manufacturing process (master cell bank characterization, process development, assay development, raw materials specifications, test methods, downstream processing methods, purification methods, testing methods and final release specifications) must be developed and documented prior to the commencement of manufacturing in the bioreactors.

The second phase of the process is in the manufacturing facility.  Once the process is developed, pilot runs are generally performed using smaller scale bioreactors, such as the 36 or 100 liter bioreactors, in order to verify the process.  Once the process is set, the process will be transferred to GMP manufacturing and a pilot run(s) or full scale engineering run(s) will be performed to finalize manufacturing batch records.  Material produced during these runs is often used for toxicology studies.  After completing the pilot batch run(s), full-scale cGMP manufacturing is typically initiated.  Once the cGMP run(s) is completed, batch samples are taken for various required tests, including sterility and viral testing.  Once the test results verify that the material meet specifications, the material and/or product is released for research, clinical or commercial use.

Each batch manufactured is tailored to meet the specific needs of Peregrine or the client.  Full process development from start to finish can take ten months or longer.  All stages of manufacturing can generally take from one to several weeks depending on the manufacturing method and process.  Material or product testing and release can take up to three months to complete once the manufacturing process is complete.

Given its inherent complexity, necessity for detail, and magnitude (contracts may be into the millions of dollars), contract negotiations and sales cycle for cGMP manufacturing services can take a significant amount of time.  Our anticipated sales cycle from client introduction to signing an agreement will take anywhere from between six months to more than one year.  Introduction to Avid’s services will usually come from exhibiting at trade shows, exposure from attending and presenting at industry conferences and through word of mouth or referrals.  The sales cycle consists of the introduction phase, the proposal phase, the audit phase, the contract phase and the project initiation phase.

To date, Avid has been audited and qualified by large and small, domestic and foreign, biotechnology companies interested in the production of biologic material for clinical trials and, as discussed below, including for clinical and commercial use. Additionally, Avid has been audited by the European Regulatory authorities, the U.S. Food and Drug Administration (“FDA”) and the California Department of Health.

In 2005, Avid was inspected by the FDA in a Pre-Approval Inspection (“PAI”) supporting a New Drug Application (“NDA”) for commercial application by a client company.  The Los Angeles District FDA office recommended to Washington that the facility be approved as a site for the Active Pharmaceutical Ingredient (“API”) for the client company.  The client’s NDA was in fact approved later in 2005 and includes Avid as the source of the API.  Avid has been subsequently inspected by the FDA most recently in January 2009 with no objectionable citations.  Avid is currently producing commercial material for the client company under this approved NDA.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in our ongoing research and development activities and in the production of our products under development.  Our products and our research and development activities are subject to extensive governmental regulation in the U.S., including the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, also as amended, as well as to other federal, state, and local statutes and regulations.  These laws, and similar laws outside the U.S., govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record keeping, reporting, advertising and promotion of our products, if approved.  Violations of regulatory requirements at any stage may result in various adverse consequences, including regulatory delay in approving or refusal to approve a product, enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties.  Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

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

The activities required before a product may be marketed in the U.S., such as Cotara or bavituximab, are generally performed in the following sequential steps:

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

4.
Submission to the FDA of a Biologics License Application (“BLA”) or New Drug Application (“NDA”). After completion of clinical studies for an investigational product, a BLA or NDA is submitted to the FDA for product marketing approval.  No action can be taken to market any new drug or biologic product in the U.S. until the FDA has approved an appropriate marketing application.

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

Our product candidates, if approved, may also be subject to import laws in other countries, the food and drug laws in various states in which the products are or may be sold and subject to the export laws of agencies of the U.S. government.

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

During fiscal year 1999, the Office of Orphan Products Development of the FDA determined that Cotara qualified for orphan designation for the treatment of glioblastoma multiforme and anaplastic astrocytoma (both brain cancers).  The 1983 Orphan Drug Act (with amendments passed by Congress in 1984, 1985, and 1988) includes various incentives that have stimulated interest in the development of orphan drug and biologic products.  These incentives include a seven-year period of marketing exclusivity for approved orphan products, tax credits for clinical research, protocol assistance, and research grants.  Additionally, legislation re-authorizing FDA user fees also created an exemption for orphan products from fees imposed when an application to approve the product for marketing is submitted.  A grant of an orphan designation is not a guarantee that a product will be approved.  If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another entity from receiving approval for the same or a similar drug for the same or other uses.

Cotara was granted Fast Track designation by the FDA for the treatment of recurrent glioblastoma multiforme.  This designation facilitates the development and expedites the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.  The Fast Track mechanism is described in the Food and Drug Administration Modernization Act of 1997 (“FDAMA”). The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting an NDA in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints.

Manufacturing and Raw Materials

Manufacturing.  We manufacture pharmaceutical-grade products to supply our clinical trials through our wholly owned subsidiary, Avid Bioservices, Inc.  We have assembled a team of experienced scientific, production and regulatory personnel to facilitate the manufacturing of our antibodies, including bavituximab and Cotara.

Our bavituximab product is shipped directly from our facility to the clinical trial sites or to contract research organizations that distribute the clinical trial materials to clinical sites.  Our TNT antibodies are shipped to a third party facility for radiolabeling (the process of attaching the radioactive agent, Iodine 131, to the antibody).  From the radiolabeling facility, Cotara (the radiolabeled-TNT antibodies) is shipped directly to the clinical site for use in clinical trials.

Any commercial radiolabeling supply arrangement will require a significant investment of funds by us in order for a radiolabeling vendor to develop the expanded facilities necessary to support our product.  There can be no assurance that material produced by our current radiolabeling supplier will be suitable for commercial quantities to meet the possible demand of Cotara, if approved.  We will continue with our research in radiolabeling scale-up, but we believe this research will be eventually supported by a potential licensing or marketing partner for Cotara.

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

Patents and Trade Secrets

Peregrine continues to seek patents on inventions originating from ongoing research and development activities within the Company and in collaboration with other companies and university researchers.  In addition to seeking patent protection in the U.S., we typically file patent applications in Europe, Canada, Japan and additional countries on a selective basis.  Patents, issued or applied for, cover inventions relating in general to cancer therapy and anti-viral therapy and in particular to different proteins, peptides, antibodies and conjugates, methods and devices for labeling antibodies, and therapeutic and diagnostic uses of the peptides, antibodies and conjugates.  We intend to pursue opportunities to license these technologies and any advancements or enhancements, as well as to pursue the incorporation of our technologies in the development of our own products.

Our issued patents extend for varying periods according to the date of patent application filing and/or grant and the legal term of patents in the various countries where patent protection is obtained.  In the U.S., patents issued on applications filed prior to June 8, 1995 have a term of 17 years from the issue date or 20 years from the earliest effective filing date, whichever is longer.  U.S. patents issued on applications filed on or after June 8, 1995, have a term first calculated as 20 years from the earliest effective filing date.  Certain U.S. patents issued on applications filed on or after June 8, 1995, and particularly on applications filed on or after May 29, 2000, are eligible for Patent Term Adjustment (“PTA”), which extends the term of the patent to compensate for delays in examination at the U.S. Patent and Trademark Office.  The term of foreign patents varies in accordance with provisions of applicable local law, but is typically 20 years from the effective filing date, which is often the filing date of an application under the provisions of the Patent Cooperation Treaty (“PCT”).

In addition, in certain cases, the term of U.S. and foreign patents can be extended to recapture a portion of the term effectively lost as a result of health authority regulatory review.  As such, certain U.S. patents may be eligible for Patent Term Extension under 35 U.S.C. § 156 (known as “the Hatch-Waxman Act”) to restore the portion of the patent term that has been lost as a result of review at the U.S. FDA.  Such extensions, which may be up to a maximum of five years (but cannot extend the remaining term of a patent beyond a total of 14 years), are potentially available to one U.S. patent that claims an approved human drug product (including a human biological product), a method of using a drug product, or a method of manufacturing a drug product.

We consider that in the aggregate our patents, patent applications and licenses under patents owned by third parties are of material importance to our operations.  Of the patent portfolios that are owned, controlled by or exclusively licensed to Peregrine, those concerning our PS-Targeting Technology Platform and our TNT Technology Platform are of particular importance to our operations.

Our patent portfolios relating to the PS-Targeting Technology Platform in oncology include U.S. and foreign patents and patent applications with claims directed to methods, compositions and combinations for targeting tumor vasculature and imaging and treating cancer using antibodies and conjugates that localize to the aminophospholipids, PS (Phosphatidylserine) and PE (Phosphatidylethanolamine), exposed on tumor vascular endothelial cells.  These patents, and any related patent applications that may issue as patents, are currently set to expire between 2019 and 2021.

Our patent portfolios relating to the PS-Targeting Technology Platform in the viral field include U.S. and foreign patents and patent applications with claims directed to methods, compositions and combinations for inhibiting viral replication or spread and for treating viral infections and diseases using antibodies and conjugates that localize to the aminophospholipids, PS and PE, exposed on viruses and virally-infected cells.  These patents, and certain related patent applications that may issue as patents, are currently set to expire in 2023.

Additionally, we have U.S. and foreign patents and patent applications relating more specifically to our product, bavituximab, including compositions, combinations and methods of use in treating angiogenesis and cancer and in treating viral infections and diseases.  These patents, and certain related patent applications that may issue as patents, are currently set to expire between 2023 and 2025.

Our patent portfolios relating to the TNT Technology Platform, which includes our Cotara product, include U.S. and foreign patents with claims directed to compositions of matter and claims directed to diagnostic methods, which patents are currently set to expire in 2017 and 2016, respectively.  Our TNT Technology Platform and Cotara product are also protected by patents and patent applications that include claims directed to methods and apparatus for radiolabeling and to the resultant radiolabeled products.  The radiolabeling patents in the U.S. and overseas, and any related patent applications that may issue as patents, are currently set to expire between 2024 and 2028.

The information given above is based on our current understanding of the patents and patent applications that we own, control or have exclusively licensed.  The information is subject to revision, for example, in the event of changes in the law or legal rulings affecting our patents or if we become aware of new information.  In particular, the expiry information given above does not account for possible extension of any U.S. or foreign patent to recapture patent term effectively lost as a result of FDA or other health authority regulatory review.  We intend to seek such extensions, as appropriate to approved product(s), which may be up to a maximum of five years (but not extending the term of a patent beyond 14 years).

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

International patents relating to biologics are numerous and there can be no assurance that current and potential competitors have not filed or in the future will not file patent applications or receive patents relating to products or processes utilized or proposed to be used by the Company.  In addition, there is certain subject matter which is patentable in the U.S. but which may not generally be patentable outside of the U.S..  Statutory differences in patentable subject matter may limit the protection the Company can obtain on some of its products outside of the U.S..  These and other issues may prevent the Company from obtaining patent protection outside of the U.S..  Failure to obtain patent protection outside the U.S. may have a material adverse effect on the Company’s business, financial condition and results of operations.

No one has sued us for infringement and no third party has asserted their patents against us that we believe are of any merit.  However, there can be no assurances that such lawsuits have not been or will not be filed and, if so filed, that we will prevail or be able to reach a mutually beneficial settlement.

We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and development of therapeutic and diagnostic products.  We typically place restrictions in our agreements with third parties, which contractually restrict their right to use and disclose any of the Company’s proprietary technology with which they may be involved.  In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees.  There can be no assurance, however, that others may not independently develop similar technology or that the Company’s secrecy will not be breached.

Customer Concentration and Geographic Area Financial Information

We are currently in the research and development phase for all of our products and we have not generated any product sales from any of our technologies under development.  For financial information concerning Avid’s customer concentration and geographic areas of its customers, see Note 12, “Segment Reporting” to the accompanying consolidated financial statements.

Marketing Our Potential Products

We intend to sell our products, if approved, in the U.S. and internationally in collaboration with marketing partners or through a direct sales force.  If the FDA approves bavituximab or Cotara or our other product candidates under development, the marketing of these product candidates will be contingent upon us entering into an agreement with a company to market our products or upon us recruiting, training and deploying our own sales force, either internally or through a contract sales organization.  We do not presently possess the resources or experience necessary to market bavituximab, Cotara, or any of our other product candidates and we currently have no arrangements for the distribution of our product candidates, if approved.  Development of an effective sales force requires significant financial resources, time, and expertise.  There can be no assurance that we will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner or that such a sales force will be capable of generating demand for our product candidates.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC.  Although we are not aware of any other products in development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® by Roche/Genentech, Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc., and Roche/Genentech, Inc., Erbitux® by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® and Herceptin® by Roche/Genentech, and Vectibix® by Amgen.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we are evaluating bavituximab for the treatment of HCV.  Bavituximab is a first-in-class approach for the treatment of HCV.  We are aware of no other products in development targeting PS as a potential therapy for HCV.  There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to:  Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough Corporation, and Pegasys® (pegylated interferon-alpha-2a), Copegus® (ribavirin USP) and Roferon-A® (interferon-alpha-2a), which are marketed by Roche, and Infergen® (interferon alfacon-1) now marketed by Three Rivers Pharmaceuticals, LLC.  First line treatment for HCV has changed little since alpha interferon was first introduced in 1991.  The current standard of care for HCV includes a combination of an alpha interferon (pegylated or non-pegylated) with ribavirin.  This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression.  It is not uncommon for patients to discontinue alpha interferon therapy because they are unable to tolerate the side effects of the treatment.

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

We are currently enrolling patients in a Cotara® Phase II clinical trial for the treatment of recurrent GBM, the most aggressive form of brain cancer.  Approved treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Schering-Plough Corporation and Avastin® (bevacizumab) from Genentech, Inc. Gliadel Wafers are inserted in the tumor cavity following surgical resection and releases a chemotherapeutic agent over time.  Temodar is administered orally to patients with brain cancer.  Avastin is a monoclonal antibody that targets vascular endothelial growth factor (“VEGF”) to prevent the formation of new tumor blood vessels.

Because Cotara targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease.  Some products in development may compete with Cotara should they become approved for marketing.  These products include, but are not limited to:  131I-TM601, a radiolabeled chlorotoxin peptide being developed by TransMolecular, Inc., CDX-110, a peptide vaccine under development by Celldex, cilengitide, an integrin-targeting peptide being evaluated by Merck KGaA, and cediranib, a VEGF receptor tyrosine kinase inhibitor being developed by AstraZeneca.  In addition, oncology products marketed for other indications such as Gleevec® (Novartis), Tarceva® (Genentech/OSI), and Nexavar® (Bayer/Onyx), are being tested in clinical trials for the treatment of brain cancer.

Research and Development

A major portion of our operating expenses to date is related to research and development.  Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses.  Research and development expenses were $24,658,000 in fiscal year 2010, $18,424,000 in fiscal year 2009, and $18,279,000 in fiscal year 2008.

Corporate Governance

Our Board is committed to legal and ethical conduct in fulfilling its responsibilities.  The Board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies comprising the Company’s Code of Business Conduct and Ethics.  The Board of Directors (the “Board”) of the Company adopted the corporate governance policies and charters.  Copies of the following corporate governance documents are posted on our website, and are available free of charge, at www.peregrineinc.com: (1) Peregrine Pharmaceuticals, Inc., Code of Business Conduct and Ethics (2) Peregrine Pharmaceuticals, Inc., Charter of the Nominating Committee of the Board of Directors, (3) Peregrine Pharmaceuticals, Inc., Charter of the Audit Committee of the Board of Directors, and (4) Peregrine Pharmaceuticals, Inc., Charter of the Compensation Committee of the Board of Directors.  If you would like a printed copy of any of these corporate governance documents, please send your request to Peregrine Pharmaceuticals, Inc., Attention: Corporate Secretary, 14282 Franklin Avenue, Tustin, California 92780.

Human Resources

           As of April 30, 2010, we employed 139 full-time employees and 7 part-time employees.  Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement.  We have never experienced employment-related work stoppages and consider our employee relations to be good.

Glossary of Terms

Adjuvant - An agent added to a drug to increase or aid its effect.

Antibody - Protein formed by the body to help defend against infection and disease.

Antigen - Any substance that antagonizes or stimulates the immune system to produce antibodies.

Bavituximab - Our first monoclonal antibody under our PS-targeting technology platform, currently in clinical development for the treatment of cancer and hepatitis C virus infection.

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

Cotara® - The trade name of our first Tumor Necrosis Therapy (“TNT”) clinical compound.  Cotara is a chimeric monoclonal antibody combined with Iodine 131 (radioisotope) that targets dead and dying cells found primarily at the core of a tumor.

Cytokine - A chemical messenger protein released by certain white blood cells.  The cytokines include the interferons, the interleukins, tumor necrosis factor, and many others.

DNA (Deoxyribonucleic Acid) - A complex polynucleotide that is the carrier of genetic information.

EMEA - European Medicines Agency.

Endothelial Cells - A layer of flat cells that line blood vessels.

FDA - the U.S. Food and Drug Administration; the government agency responsible for regulating the food, drug and cosmetic industries, including the commercial approval of pharmaceuticals in the U.S.

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

Phospholipids - Phospholipids are normal cellular structures that are present in all cells of the human body and form the building blocks that make up the outer and inner surface of cells responsible for maintaining integrity and normal functions.

Pre-clinical - Generally refers to research that is performed in animals or tissues in the laboratory.

Protocol - A detailed plan for conducting a research study such as a clinical trial.

Radiolabeling - Process of attaching a radioactive isotope, such as Iodine 131.

Recurrent - The return or flare-up of a condition thought to be cured or in remission.

Response Evaluation Criteria In Solid Tumors (“RECIST”) - A set of published rules that define when cancer patients improve (“respond”), stay the same (“stable”) or worsen (“progression”) during treatments.

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

At April 30, 2010, we had $19,681,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future. As discussed in Note 1 to the accompanying consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during fiscal year 2010, we raised $26,324,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  As of April 30, 2010, gross proceeds of up to $30,568,000 remained available under an effective shelf registration statement. Subsequent to April 30, 2010 and through June 30, 2010 we raised $4,718,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  As of June 30, 2010, gross proceeds of up to $25,850,000 remained available under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the third quarter of our fiscal year 2011, ending January 31, 2011, based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (as described in Note 4 to the accompanying consolidated financial statements), in the event our government contract with the TMTI is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $2,667,000 as of April 30, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the third quarter of our fiscal year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

Pursuant to a Loan and Security Agreement dated December 9, 2008 (the “Loan Agreement”), MidCap Financial LLC and BlueCrest Capital Finance, L.P. (the “Lenders”) have provided us a three-year, $5,000,000 working capital loan, which funded on December 19, 2008.  At April 30, 2010, we had an outstanding principal balance of $3,333,000 under the Loan Agreement.  As collateral to secure our repayment obligations to the Lenders, we and our wholly-owned subsidiary, Avid Bioservices, Inc., have granted the Lenders a first priority security interest in generally all of our respective assets, including our intellectual property.

The Loan Agreement also contains various covenants that restrict our operating flexibility.  Pursuant to the Loan Agreement, without the prior written consent of the Lenders we may not, among other things:

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

In The Event Our Contract With The TMTI Is Terminated, Our Loan Requires Us To Place A Significant Amount Of Our Cash In A Restricted Bank Account.

Under the terms of the Loan Agreement, if our contract with the TMTI of the U.S. Department of Defense’s Defense Threat Reduction Agency  is terminated while any principal balance of the loan is outstanding, we will be required to at all times thereafter maintain cash and cash equivalents in an amount of at least eighty percent (80%) of the then outstanding principal balance of the loan (or $2,667,000 as of April 30, 2010) in a restricted account over which we will not be permitted to make withdrawals or otherwise exercise control.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the three years ended April 30, 2010:

Net Loss
Fiscal Year 2010                                                      $14,494,000
Fiscal Year 2009                                                      $16,524,000
Fiscal Year 2008                                                      $23,176,000

As of April 30, 2010, we had an accumulated deficit of $261,854,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The Sale Of Substantial Shares Of Our Common Stock May Depress Our Stock Price.

As of April 30, 2010, there were 53,094,896 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 6,002,366 additional shares of our common stock that are reserved for future issuance under our stock option plans and for outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Common shares reserved for issuance under outstanding option and restricted stock award grants and available for issuance under our equity compensation plans	5,663,956
Common shares issuable upon exercise of outstanding warrants	338,410
Total shares reserved for issuance	6,002,366

In addition, the above table does not include shares of common stock that we have available to issue under an effective shelf registration statement, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $30,568,000 as of April 30, 2010.

Of the total options, restricted stock awards and warrants outstanding as of April 30, 2010, 3,843,393 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at April 30, 2010.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2010:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2010
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64
Quarter Ended July 31, 2009	$5.65	$1.85	7,345	39
Fiscal Year 2009
Quarter Ended April 30, 2009	$2.60	$1.52	702	14
Quarter Ended January 31, 2009	$2.35	$1.10	260	19
Quarter Ended October 31, 2008	$2.00	$1.15	263	15
Quarter Ended July 31, 2008	$2.65	$1.54	599	21
Fiscal Year 2008
Quarter Ended April 30, 2008	$3.63	$1.75	769	26
Quarter Ended January 31, 2008	$3.25	$1.75	622	28
Quarter Ended October 31, 2007	$3.95	$2.70	526	34
Quarter Ended July 31, 2007	$7.00	$3.60	4,331	47

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	changes in our capital structure;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Our Product Development Efforts May Not Be Successful.

Our product candidates have not received regulatory approval and are generally in research, pre-clinical and various clinical stages of development.  If the results from any of the clinical trials are poor, those results may adversely affect our ability to raise additional capital or obtain regulatory approval to conduct additional clinical trials, which will affect our ability to continue full-scale research and development for our antibody technologies.  In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials.  Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, and the eligibility criteria for the study.  In addition, because our Cotara product currently in clinical trials represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our clinical study.

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

We have no experience as a Company in conducting large-scale, late-stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited.  In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all.  Large-scale trials would require either additional financial and management resources, or reliance on third-party clinical investigators, clinical research organizations (“CROs”) or consultants.  Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.  Any such delays could have a material adverse effect on our business.

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

Failure to recruit, enroll, and retain patients for clinical trials may cause the development of our product candidates to be delayed or development costs to increase substantially.

We have experienced, and expect to experience in the future, delays in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of subjects depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	our ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•	competition for patients by clinical trial programs for other treatments.

Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of subjects available to us, because some patients who might have opted to enroll in our trials opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which reduces the number of subjects who are available for our clinical trials in such clinical trial site. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates.

Our International Clinical Trials May Be Delayed Or Otherwise Adversely Impacted By Social, Political And Economic Factors Affecting The Particular Foreign Country.

We have in the past conducted, and intend in the future to conduct, clinical trials in India and other countries.  Our ability to successfully initiate, enroll and complete a clinical trial in either country, or in any future foreign country in which we may initiate a clinical trial, are subject to numerous risks unique to conducting business in foreign countries, including:

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

Because some of the trial sites for our recently announced Phase IIb clinical trials will be in India and potentially other foreign countries, any disruption to our international clinical trial sites could significantly delay our product development efforts.

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

Data from our pre-clinical studies and Phase I and initial Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed.  The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients.  In addition, the limited results we have obtained in the Phase II trials may not predict results for any future studies and also may not predict future therapeutic benefit of our drug candidates.  We will be required to demonstrate through larger-scale clinical trials that bavituximab and Cotara are safe and effective for use in a diverse population before we can seek regulatory approval for their commercial sale.  There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

If We Successfully Develop Products But Those Products Do Not Achieve And Maintain Market Acceptance, Our Business Will Not Be Profitable.

Even if bavituximab, Cotara, or any future product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

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

In addition, if bavituximab, Cotara, or any future product candidate that we discover and develop does not provide a treatment regimen that is more beneficial than the current standard of care or otherwise provide patient benefit, that product likely will not be accepted favorably by the market.  If any products we may develop do not achieve market acceptance, then we may not generate sufficient revenue to achieve or maintain profitability.

In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

If We Cannot License Or Sell Cotara, It May Be Delayed Or Never Be Further Developed in the U.S.

We have completed initial Phase I and Phase I/II studies with Cotara for the treatment of brain cancer.  In addition, we previously announced the completion of patient enrollment in a dose confirmation and dosimetry clinical trial in patients with recurrent GBM.  We are also currently conducting a Phase II safety and efficacy study using a single administration of the drug through an optimized delivery method.  Taken together, the dose confirmation and dosimetry clinical trial along with data collected from the Phase II safety and efficacy study may provide the safety, dosimetry and efficacy data that will support the final design of the registrational study.  Once we complete enrollment and collect data from the two Cotara studies for the treatment of GBM, substantial financial resources will be needed to complete any additional supportive clinical studies necessary for potential product approval.  We do not presently have the financial resources internally to complete the larger registrational study.  We therefore intend to continue to seek a licensing or funding partner for Cotara, and hope that the data from our clinical studies will enhance our opportunities of finding such partner.  If a partner is not found for this technology in the U.S., we may not be able to advance the project past its current state of development.  Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not find a suitable partnering candidate for Cotara.  We also cannot ensure that we will be able to find a suitable licensing partner for this technology in the U.S.  Furthermore, we cannot ensure that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to us.

Our Dependency On Our Radiolabeling Suppliers May Negatively Impact Our Ability To Complete Clinical Trials And Market Our Products.

We have procured our antibody radioactive isotope combination services (“radiolabeling”) for our Cotara Phase II study with Iso-tex Diagnostics, Inc. (for patients enrolled in the U.S.) and with the Board of Radiation & Isotope Technology (“BRIT”) (for patients enrolled in India).  Although we order radiolabeling services on an as needed basis through an agreed upon purchase order, we do not have any arrangements with either Iso-tex Diagnostics, Inc. or BRIT that would require either supplier to radiolabel our product.  In the event that either supplier was unable to provide the radiolabeling services, we would have to temporarily shift patient enrollment to the country (U.S. or India) able to continue providing the radiolabeling services which could significantly delay patient enrollment.  If both of these suppliers is unable to continue to qualify its respective facility or radiolabel and supply our antibody in a timely manner, our current clinical trials using radiolabeling technology could be adversely affected and significantly delayed.  While there are other suppliers for radioactive isotope combination services in the U.S. and India, our clinical trial would be delayed for up to twelve to eighteen months because it may take that amount of time to certify a new facility under current Good Manufacturing Practices and qualify the product, plus we would incur significant costs to transfer our technology to another vendor.  In addition, the number of facilities that can perform these radiolabeling services is very limited.  Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services.  An antibody that has been combined with a radioactive isotope, such as Iodine-131, cannot be stored for long periods of time, as it must be used within one week of being radiolabeled to be effective.  Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials conducted by us or a potential licensing partner.

Our Manufacturing Facilities May Not Continue To Meet Regulatory Requirements And Have Limited Capacity.

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured be in compliance with current Good Manufacturing Practices, or cGMP, requirements.  To be successful, our therapeutic products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs.  Currently, we manufacture all pre-clinical and clinical material through Avid Bioservices, Inc., our wholly owned subsidiary.  While we believe our current facilities are adequate for the manufacturing of product candidates for clinical trials, our facilities may not be adequate to produce sufficient quantities of any products for commercial sale.

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

On June 30, 2008, we were awarded up to a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the TMTI of the U.S. Department of Defense’s Defense Threat Reduction Agency.  This government contract is expected to provide us with up to $22.3 million in funding over an initial two-year base period ending June 29, 2010.  On June 28, 2010, we announced that the base period was extended by 45 days (or through August 13, 2010) to complete ongoing pre-clinical studies and to determine potential next steps under the contract. Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMTI beyond the base period to cover up to $44.4 million in total funding over the five-year contract period through three option terms of up to one-year per option period. Work under this contract commenced on June 30, 2008.  If we do not receive the expected funding under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection nor otherwise receive the other indirect benefits that may be derived from receipt of the full funding under this contract.

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

Our success depends in part on our ability to obtain, protect and enforce commercially valuable patents.  We try to protect our proprietary positions by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business.  However, if we fail to obtain and maintain patent protection for our proprietary technology, inventions and improvements, our competitors could develop and commercialize products that would otherwise infringe upon our patents.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors.  Although we are not aware of any other products in development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin by Roche/Genentech, Inc., Gleevec by Novartis, Tarceva by OSI Pharmaceuticals, Inc. and Roche/Genentech, Inc., Erbitux by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan and Herceptin by Roche/Genentech, Inc., and Vectibix by Amgen.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we are evaluating bavituximab for the treatment of HCV.  Bavituximab is a first-in-class approach for the treatment of HCV.  We are aware of no other products in development targeting PS as a potential therapy for HCV.  There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to:  Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough Corporation, and Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP) and Roferon-A (interferon-alpha-2a), which are marketed by Roche Pharmaceuticals, and Infergen (interferon alfacon-1) now marketed by Three Rivers Pharmaceuticals, LLC.  First line treatment for HCV has changed little since alpha interferon was first introduced in 1991.  The current standard of care for HCV includes a combination of an alpha interferon (pegylated or non-pegylated) with ribavirin.  This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression.  It is not uncommon for patients to discontinue alpha interferon therapy because they are unable to tolerate the side effects of the treatment.

Future treatments for HCV are likely to include a combination of these existing products used as adjuncts with products now in development.  Later-stage developmental treatments include improvements to existing therapies, such as ZALBIN (albumin interferon alpha-2b) from Human Genome Sciences, Inc.  Other developmental approaches include, but are not limited to, protease inhibitors such as telaprevir from Vertex Pharmaceuticals Incorporated and boceprevir from Schering-Plough Corporation.

We are currently enrolling patients in a Cotara Phase II clinical trial for the treatment of recurrent GBM, the most aggressive form of brain cancer.  Approved treatments for brain cancer include the Gliadel Wafer (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar (temozolomide) from Schering-Plough Corporation and Avastin (bevacizumab) from Roche/Genentech, Inc.  Gliadel is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time.  Temodar is administered orally to patients with brain cancer.  Avastin is a monoclonal antibody that targets VEGF to prevent the formation of new tumor blood vessels.

Because Cotara targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease.  Some products in development may compete with Cotara should they become approved for marketing.  These products include, but are not limited to:  131I-TM601, a radiolabeled chlorotoxin peptide being developed by TransMolecular, Inc., CDX-110, a peptide vaccine under development by Celldex, cilengitide, an integrin-targeting peptide being evaluated by Merck KGaA, and cediranib, a VEGFR tyrosine kinase inhibitor being developed by AstraZeneca.  In addition, oncology products marketed for other indications such as Gleevec (Novartis), Tarceva (Roche/Genentech/OSI), and Nexavar (Bayer/Onyx), are being tested in clinical trials for the treatment of brain cancer.

Avid Bioservices, Inc., Our Subsidiary, Is Exposed To Risks Resulting From Its Small Customer Base.

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

Our corporate, research and development, and clinical trial operations are located in Tustin, California.  We lease approximately 48,000 square feet of office and laboratory space in two adjacent buildings with monthly rent expense of approximately $67,000.  The lease initially expires in December 2017 and includes two five-year options to extend the lease through December 2027.  We believe our facilities are adequate for our current needs and that suitable additional substitute space would be available if needed.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market Information.  We are listed on The NASDAQ Capital Market under the stock trading symbol “PPHM”.  The following table shows the high and low sales price of our common stock for each quarter in the two years ended April 30, 2010:
	Common Stock Sales Price
	High	Low
Fiscal Year 2010
Quarter Ended April 30, 2010	$4.30	$2.86
Quarter Ended January 31, 2010	$3.46	$2.51
Quarter Ended October 31, 2009	$4.74	$2.74
Quarter Ended July 31, 2009	$5.65	$1.85
Fiscal Year 2009
Quarter Ended April 30, 2009	$2.60	$1.52
Quarter Ended January 31, 2009	$2.35	$1.10
Quarter Ended October 31, 2008	$2.00	$1.15
Quarter Ended July 31, 2008	$2.65	$1.54

(b)           Holders.  As of June 30, 2010, the number of stockholders of record of our common stock was 5,741.

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

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2010.  These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2010, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS FIVE YEARS ENDED APRIL 30,

	2010	2009	2008	2007	2006

Revenues	$27,943,000	$18,151,000	$6,093,000	$3,708,000	$3,193,000

Net loss	$(14,494,000)	$(16,524,000)	$(23,176,000)	$(20,796,000)	$(17,061,000)

Basic and diluted loss per common share	$(0.30)	$(0.37)	$(0.52)	$(0.54)	$(0.51)

Weighted average common shares outstanding	49,065,322	45,246,293	44,229,669	38,459,462	33,658,957

CONSOLIDATED BALANCE SHEET DATA AS OF APRIL 30,

	2010	2009	2008	2007	2006

Cash and cash equivalents	$19,681,000	$10,018,000	$15,130,000	$16,044,000	$17,182,000

Working capital	$12,375,000	$1,270,000	$12,403,000	$14,043,000	$15,628,000

Total assets	$29,335,000	$23,127,000	$23,057,000	$22,997,000	$22,676,000

Long-term debt	$1,375,000	$3,212,000	$22,000	$149,000	$545,000

Accumulated deficit	$(261,854,000)	$(247,360,000)	$(230,836,000)	$(207,660,000)	$(186,864,000)

Stockholders’ equity	$13,407,000	$901,000	$15,595,000	$16,989,000	$17,626,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is included to describe our financial position and results of operations for each of the three years in the period ended April 30, 2010.  The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a clinical-stage biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  We are advancing our two Phase II oncology programs as well as our Phase I HCV program.  Our Phase II single-arm trials in lung, breast, and brain cancers have demonstrated promising results compared to data from separate historical control trials, leading us to initiate two new randomized Phase IIb trials in non-small cell lung cancer (“NSCLC”).

Our pipeline of novel investigational product candidates includes bavituximab and Cotara.  Bavituximab is a first-in-class phosphatidylserine (“PS”)-targeting monoclonal antibody that represents a new approach to treating cancer and has demonstrated broad-spectrum potential in multiple solid tumors.  PS is a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for anti-cancer treatments.  PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor.

Recently, we initiated a new randomized Phase IIb trial evaluating bavituximab in combination with standard chemotherapy in patients with refractory NSCLC, which represents a significant unmet medical need and fastest potential path to market.  We also recently initiated a randomized Phase IIb trial evaluating bavituximab in combination with chemotherapy in front-line NSCLC.  By the end of 2011, we plan to initiate an additional company-sponsored clinical trial. In addition to these company-sponsored trials, we have recently launched an investigator-sponsored trials (“IST”) program as a cost-effective way to generate insight into bavituximab’s mechanism of action, augment our safety database, and evaluate new combination therapy approaches to treating cancer patients.

Our novel brain cancer therapy Cotara is a targeted monoclonal antibody linked to a radioisotope that is administered directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue.  Cotara is currently in a Phase II safety and efficacy study designed to treat up to 40 patients at first relapse and enrollment is over 75% complete.  Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the U.S. Food and Drug Administration.

In addition to our clinical programs, we are performing pre-clinical research on bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections under a contract awarded through the TMTI of the U.S. Department of Defense's Defense Threat Reduction Agency.  This government contract is expected to provide us with up to $22.3 million in funding over an initial two-year based period ending June 29, 2010.  On June 28, 2010, we announced that the base period was extended by 45 days (or through August 13, 2010) to complete ongoing pre-clinical studies and to determine potential next steps under the contract.  Subject to the progress of the program and budgetary considerations in future years, this contract can be extended by the TMTI beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three option terms up to one-year per option period.

In addition to our research and development efforts, we operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices (“Avid”).  Avid provides integrated manufacturing services for biotechnology and biopharmaceutical companies on a fee-for-service basis, from pre-clinical drug supplies up through commercial-scale drug manufacturing.  In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture clinical products for our clinical trials.

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

At April 30, 2010, we had $19,681,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during fiscal year 2010, we raised $26,324,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  As of April 30, 2010, gross proceeds of up to $30,568,000 remained available under an effective shelf registration statement.  Subsequent to April 30, 2010 and through June 30, 2010 we raised $4,718,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  As of June 30, 2010, gross proceeds of up to $25,850,000 remained available under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the third quarter of our fiscal year 2011 ending January 31, 2011 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash inflows.  In addition, under our Loan Agreement (as described in Note 4 to the accompanying consolidated financial statements), in the event our government contract with the TMTI is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $2,667,000 as of April 30, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the third quarter of our fiscal year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash-inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the consolidated statements of operations for the fiscal years ended April 30, 2010, 2009 and 2008.  This table provides an overview of the changes in the statement of operations for the comparative periods, which changes are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2010	2009	$ Change	2009	2008	$ Change
REVENUES:
Contract manufacturing	$13,204,000	$12,963,000	$241,000	$12,963,000	$5,897,000	$7,066,000
Government contract revenue	14,496,000	5,013,000	9,483,000	5,013,000	-	5,013,000
License revenue	243,000	175,000	68,000	175,000	196,000	(21,000)

Total revenues	27,943,000	18,151,000	9,792,000	18,151,000	6,093,000	12,058,000

COST AND EXPENSES:
Cost of contract manufacturing	8,716,000	9,064,000	(348,000)	9,064,000	4,804,000	4,260,000
Research and development	24,658,000	18,424,000	6,234,000	18,424,000	18,279,000	145,000
Selling, general and administrative	8,182,000	6,979,000	1,203,000	6,979,000	7,150,000	(171,000)

Total cost and expenses	41,556,000	34,467,000	7,089,000	34,467,000	30,233,000	4,234,000

LOSS FROM OPERATIONS	(13,613,000)	(16,316,000)	2,703,000	(16,316,000)	(24,140,000)	7,824,000

OTHER INCOME (EXPENSE):
Interest and other income	116,000	200,000	(84,000)	200,000	989,000	(789,000)
Interest and other expense	(997,000)	(408,000)	(589,000)	(408,000)	(25,000)	(383,000)

NET LOSS	$(14,494,000)	$(16,524,000)	$2,030,000	$(16,524,000)	$(23,176,000)	$6,652,000

Contract Manufacturing Revenue

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

Contract manufacturing revenue for the year ended April 30, 2010 remained in-line with the prior year increasing slightly by $241,000 (or 2%).  This increase in contract manufacturing revenue was primarily due to an increase in manufacturing services provided by Avid to third-party customers on a fee-for-service basis compared to the prior year.

We expect to continue to generate contract manufacturing revenue during fiscal year 2011 based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed contracts and outstanding proposals.

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

The increase in contract manufacturing revenue of $7,066,000 (or 120%) during the year ended April 30, 2009 compared to fiscal year 2008 was primarily due to increases in both manufacturing and process development services provided by Avid to third-party customers on a fee-for-service basis including an increase in the number of completed manufacturing runs and the mix of completed manufacturing runs utilizing our larger capacity bioreactors compared to the year ended April 30, 2008.

Government Contract Revenue

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

Government contract revenue stems from our contract with the TMTI of the U.S. Department of Defense's Defense Threat Reduction Agency.  The purpose of the contract is to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The increase in government contract revenue of $9,483,000 (or 189%) during the year ended April 30, 2010  compared to the prior year was due to an increase in research and development services performed under the contract as pre-clinical and manufacturing activities have increased compared to the prior year.  In addition, since the contract was signed on June 30, 2008, there was no corresponding revenue generated during the initial two months of the prior fiscal year.

As of April 30, 2010, we have recognized $19,509,000 in total government contract revenue under this contract, of which we recognized $5,013,000 during fiscal year 2009 and $14,496,000 during fiscal year 2010.  The contract is expected to provide us with up to $22.3 million in funding over an initial 24-month base period ending June 29, 2010.  On June 28, 2010, we announced that the base period was extended by the TMTI by 45 days (or through August 13, 2010) to complete ongoing pre-clinical studies and to determine potential next steps under the contract.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMTI beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three option terms up to one-year per option term.  In addition, subject to the progress of the program and budgetary considerations, the contract can be canceled by the TMTI at any time.  Due to the uncertainty regarding the extension of the contract beyond the base period, it is difficult for us to estimate if we are going to continue to recognize revenue under this contract beyond the extended base period.

In addition to our current government contract with the TMTI, we are also actively applying for additional government contracts and grants to support our oncology and anti-viral programs.  However, due to the uncertainty surrounding our ability to successfully secure additional government contracts or grants, we cannot estimate with any certainty future government contract revenue in addition to our current government contract during fiscal year 2011.

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

The increase in government contract revenue of $5,013,000 during the year ended April 30, 2009  compared to fiscal year 2008 was related to research and development services performed under our government contract with the DTRA, a division of the Department of Defense.  The contract was signed on June 30, 2008 and therefore, there was no corresponding revenue in fiscal year 2008.

Cost of Contract Manufacturing

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

Cost of contract manufacturing for the year ended April 30, 2010 remained in line with the prior year decreasing slightly by $348,000 (or 4%).  In addition, the cost of contract manufacturing as a percentage of contract manufacturing revenue improved from 70% in fiscal year 2009 to 66% in fiscal year 2010, which was directly related to the increase contract manufacturing revenue related to the increase in manufacturing services.  We expect to continue to incur contract manufacturing costs during fiscal year 2011 based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

The increase in cost of contract manufacturing of $4,260,000 (or 89%) during the year ended April 30, 2009 compared to fiscal year 2008 was directly related to the fiscal year 2009 increase in contract manufacturing revenue.  In addition, the cost of contract manufacturing as a percentage of contract manufacturing revenue improved from 81% in fiscal year 2008 to 70% in fiscal year 2009, which was primarily due to an increase in contract manufacturing revenue combined with improved efficiencies in costs associated with contract manufacturing services and the mix of completed manufacturing runs from the utilization of our larger capacity bioreactors.

Research and Development Expenses

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

The increase in research and development (“R&D”) expenses of $6,234,000 (or 34%) during the year ended April 30, 2010 compared to the prior year was due to the following changes associated with each of our following platform technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2010	2009	$ Change
Technology Platform:
PS-Targeting (bavituximab)	$20,866,000	$13,779,000	$7,087,000
TNT (Cotara)	3,246,000	4,351,000	(1,105,000)
Other	546,000	294,000	252,000
Total R&D Expenses	$24,658,000	$18,424,000	$6,234,000

o
    PS-Targeting Technology Platform (bavituximab) – The increase in PS-targeting program expenses of $7,087,000 during the year ended April 30, 2010 compared to the prior year was primarily due to an increase in R&D expenses directly associated with our efforts to advance the development of bavituximab and a fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections under our government contract with the TMTI as pre-clinical and manufacturing activities performed under the contract have increased compared to the prior year.  The increase in PS-targeting program expenses was further supplemented with an increase in clinical trial and related expenses to support the advancement of our bavituximab clinical program.  During the current year, we completed patient enrollment in one Phase I and three Phase II clinical trials using bavituximab for the treatment of solid tumors.  In addition, based on positive signs of activity from these Phase II studies, we began to incur expenses during fiscal year 2010 associated with initiating larger multi-center Phase IIb trials during fiscal year 2011.  This initial ground work included the submission of two separate Phase IIb clinical protocols using bavituximab in combination with chemotherapy for the treatment of refractory and front-line NSCLC patients.

o
    Tumor Necrosis Therapy (“TNT”) Technology Platform (Cotara) – The decrease in TNT program expenses of $1,105,000 during the year ended April 30, 2010 compared to the prior year was primarily due to a decrease in clinical trial expenses associated with the timing of patient enrollment in our two Cotara clinical trials for the treatment of brain cancer, one of which completed patient enrollment during December 2009.  The decrease in TNT program expenses was further supplemented by a decrease in our in-house TNT development efforts as our in-house development efforts were focused primarily on our PS-targeting program.

o
    Other R&D programs – The increase in our other R&D program expenses of $252,000 during the year ended April 30, 2010 compared to the prior year was primarily due to an increase in R&D expenses associated with increased development efforts associated with the advancement of our R84 antibody that was subsequently licensed to a unaffiliated entity in July 2009.

Based on our current projections, which includes estimated clinical trial enrollment rates that are always uncertain, we expect research and development expenses in fiscal year 2011 to increase in comparison to fiscal year 2010 as we expect to continue the advancement of our bavituximab and Cotara clinical programs, which includes the initiation of two separate Phase IIb trials evaluating bavituximab in combination with chemotherapy for the treatment of refractory and front-line NSCLC patients.  In addition, we expect to continue the advancement of bavituximab through our new investigator-sponsored trial (“IST”) program as cost-effective method to gain valuable information on bavituximab, augmenting its safety database, providing insights into mechanisms of action, and facilitating the evaluation of new indications and therapeutic combinations.  During fiscal year 2011, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform.

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

The increase in R&D expenses of $145,000 during the year ended April 30, 2009 compared to fiscal year 2008 was due to the following changes associated with each of our following platform technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2009	2008	$ Change
Technology Platform:
PS-Targeting (bavituximab)	$13,779,000	$11,371,000	$2,408,000
TNT (Cotara)	4,351,000	3,942,000	409,000
Other	294,000	2,966,000	(2,672,000)
Total R&D Expenses	$18,424,000	$18,279,000	$145,000

o
    PS-Targeting Technology Platform (bavituximab) – The increase in PS-targeting program expenses of $2,408,000 during the year ended April 30, 2009 compared to fiscal year 2008 was primarily due to an increase in clinical trial expenses to support the advancement of four clinical trials using bavituximab for the treatment of solid tumors and one clinical trial for the treatment of HCV patients co-infected with HIV.  Patient enrollment for all three of our Phase II studies using bavituximab in combination with chemotherapy advanced to the second stage of our two-stage Phase II study designs during fiscal year 2009.  The increase in PS-targeting program expenses was further supplemented with an increase in R&D expenses directly associated with increased efforts to advance the development of bavituximab and a fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections under our government contract with the TMTI, which was awarded to us on June 30, 2008.

o
    Tumor Necrosis Therapy (“TNT”) (Cotara) – The increase in TNT program expenses of $409,000 during the year ended April 30, 2009 compared to fiscal year 2008 was primarily due to increases in clinical trial and payroll expenses to support the continued advancement of our two ongoing Cotara clinical trials for the treatment of brain cancer.

o
    Other R&D Programs - The decrease in other R&D program expenses of $2,672,000 during the year ended April 30, 2009 compared to fiscal year 2008 was primarily due to our efforts to significantly curtail our development expenses associated with our Vascular Targeting Agents, Anti-Angiogenesis Agents, and Vasopermeation Enhancements Agents programs while focusing our efforts on seeking partners to further advance these technologies.  During fiscal year 2009, our rights to the Vasopermeation Enhancements Agents technology expired under the terms of the license agreement.

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

•	the uncertainty of terms related to potential future partnering or licensing arrangements;

•	the uncertainty of receiving future economic benefit from prepaid research and development services to third parties;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the third quarter of our fiscal year 2011 ending January 31, 2011.

We, or our potential partners, will need to do additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates as all of our products are in discovery, pre-clinical or clinical development.  Testing, manufacturing, commercialization, advertising, promotion, exporting, and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the U.S. and other countries.  The testing and approval process requires substantial time, effort, and financial resources, and we cannot guarantee that any approval will be granted on a timely basis, if at all.  Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials.  Furthermore, the U.S. Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.  Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.  Accordingly, we or our potential partners may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products.

Selling, General and Administrative Expenses

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, legal and accounting fees, share-based compensation expense, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company.

The increase in selling, general and administrative (“SG&A”) expenses of $1,203,000 (or 17%) during the year ended April 30, 2010 compared to the prior year was primarily due to increases in payroll and related expense and share-based compensation expense offset by a decrease in corporate legal fees.  Our current year increase in payroll and related expenses of $1,215,000 was primarily the result of an increase in headcount and related compensation, consulting, and recruiting expenses associated with the increase SG&A activities, including non-cash share-based compensation expense of $255,000 associated with the amortization of the fair value of options and performance-based restricted stock awards granted to employees during February 2010.  We also incurred incremental increases in other general corporate related expenses primarily associated with travel and related expenses, audit and accounting fees, and facility-related expenses.  These increases in SG&A expenses were offset with a current year decrease in corporate legal fees of $607,000, which was primarily due to legal fees incurred in the prior year associated with the settlement of a lawsuit regarding an out-licensing agreement related to our TNT technology.

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

The slight decline in SG&A expenses of $171,000 (or 2%) during the year ended April 30, 2009 compared to fiscal year 2008 was primarily due to our efforts to curtail discretionary expenses.  The decrease in discretionary expenses were offset by an increase in corporate legal fees associated with the settlement of a lawsuit regarding an out-licensing agreement related to our TNT technology offset by an overall decrease in other general corporate matters.

Interest and Other Income

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

The decrease in interest and other income of $84,000 during the year ended April 30, 2010, compared to the prior year was primarily due to a $74,000 decrease in interest income as a result of lower prevailing interest rates during the current year compared to the prior year.

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

The decrease in interest and other income of $789,000 during the year ended April 30, 2009 compared to fiscal year 2008 was primarily due to an $800,000 decrease in interest income as a result of a lower average cash balance on hand combined with lower prevailing interest rates during fiscal year 2009 compared to fiscal year 2008.

Interest and Other Expense

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

The increase in interest and other expense of $589,000 during the year ended April 30, 2010 compared to prior year was primarily due to a $294,000 increase in interest expense associated with the $5,000,000 term loan we entered into during the prior year combined with a $245,000 increase in non-cash interest expense associated with the amortization of the fair value of detachable warrants and related debt issuance costs.  Since the term loan was entered into during December 2008, there were no corresponding interest or non-cash interest amounts reported during the first two fiscal quarters in the prior year.

Year Ended April 30, 2009 Compared to the Year Ended April 30, 2008:

The increase in interest and other expense of $383,000 during the year ended April 30, 2009 compared to fiscal year 2008 was due to a $199,000 increase in interest expense associated with the $5,000,000 term loan we entered into during December 2008 combined with a $184,000 increase in non-cash interest expense associated with the amortization of the fair value of detachable warrants and related debt issuance costs.

Critical Accounting Policies

The preparation and presentation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to establish policies and to make estimates and assumptions that affect the amounts reported in our interim unaudited condensed consolidated financial statements.  In our judgment, our critical accounting policies, estimates and assumptions have the greatest potential impact on our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances.  Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We currently derive revenue from the following three sources:  (i) contract manufacturing services provided by Avid, (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development, and (iii) government contract revenues for services provided under a government contract awarded to Peregrine through the TMTI of the U.S. Department of Defense’s Defense Threat Reduction Agency.

We recognize revenue in accordance with the authoritative guidance for revenue recognition.  We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

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

Contract Manufacturing Revenue - Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.  We also record a provision for estimated contract losses, if any, in the period in which they are determined.

License Revenue - Revenue associated with licensing agreements primarily consist of non-refundable upfront license fees, non-refundable annual license fees and milestone payments.

Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology.  If a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with the authoritative guidance.  Under multiple element arrangements, we recognize upfront license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined.  If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed.  If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.  If we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized.  Revenue recognized under licensing agreements is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method, as of the period ending date.  Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.

Non-refundable annual license fees are recognized as revenue on the anniversary date of the agreement in accordance with the authoritative guidance for revenue recognition.

Milestone payments are recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (ii) the fees are non-refundable, and (iii) there is no continuing performance obligations associated with the milestone payment.  Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.

Government Contract Revenue - On June 30, 2008, we were awarded up to a five-year government contract (the “Government Contract”) potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The contract was awarded through the TMTI of the U.S. Department of Defense's Defense Threat Reduction Agency.  This Government Contract is expected to provide us with up to $22.3 million in funding over an initial two-year base period ending June 29, 2010.  On June 28, 2010, we announced that the base period was extended by 45 days (or through August 13, 2010) to complete ongoing pre-clinical studies and to determine potential next steps under the Government Contract.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMTI beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three option terms of up to one-year per option term.

The Government Contract is classified as a “cost-plus-fixed-fee” contract.  We recognize government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts.  Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs.  In addition, we receive a fixed fee for our efforts equal to 9.9% of the reimbursable costs incurred under the Government Contract, which is unconditionally earned as allowable costs are billed and is not contingent on success factors.  Reimbursable costs under this Government Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.  However, when amounts billable, including the fixed fee, are not reasonably related to the proportionate performance of the total work or services to be performed, we recognize revenue on a proportional performance basis.  In addition, reimbursable costs, including the fixed fee, associated with manufacturing services are recognized as revenue once delivery (or passage of title) has occurred.  Amounts billable (including the fixed fee) prior to satisfying revenue recognition criteria are classified as deferred government contract revenue in the accompanying consolidated financial statements.

Share-based Compensation Expense

We account for stock options and awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation.  The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value-based method, and is recognized as expense on a straight-line basis over the requisite service periods.  Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period.  Share-based compensation expense for a share-based payment with a performance condition is recognized on a straight-line basis over the requisite service period when the achievement of the performance condition is determined to be probable.  If a performance condition is not determined to be probable or is not met, no share-based compensation is recognized and any previously recognized compensation expense is reversed.

The fair value of each option grant is estimated using the Black-Scholes option valuation model, which requires us to make certain estimates and assumptions with respect to selected model inputs.  These model inputs include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise activity, risk-free interest rate and expected dividends.  The expected volatility is based on the daily historical volatility of our stock covering the estimated expected term.  The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.  The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant.  The expected dividend yield assumption is based on our expectation of future dividend payouts.  We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions in the determination of fair value in future periods, the share-based compensation expense that we record may differ significantly from what we have recorded in the current period. There are a number of factors that affect the amount of share-based compensation expense, including the number of employee options granted during subsequent fiscal years, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

In addition, we periodically grant stock options and awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation.  The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable.  In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the remeasurement is recognized in the current period.

Research and Development

Research and development costs are charged to expense when incurred in accordance with the authoritative guidance for research and development costs.  Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses.

Advance payments, including non-refundable amounts, to secure the receipt of future research and development services are deferred and capitalized.  These pre-payments are recognized as an expense in the period that the services are performed.  We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide future economic benefit.

In addition, we record research and development expenses based on accruals associated with work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CROs”), hospitals, consultants, and other clinical trial related vendors.  We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided.  However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.  There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2010.

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

As of April 30, 2010, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Liquidity and Capital Resources

At April 30, 2010, we had $19,681,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during fiscal year 2010, we raised $26,324,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  As of April 30, 2010, gross proceeds of up to $30,568,000 remained available under an effective shelf registration statement.  Subsequent to April 30, 2010 and through June 30, 2010 we raised $4,718,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  As of June 30, 2010, gross proceeds of up to $25,850,000 remained available under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the third quarter of our fiscal year 2011 ending January 31, 2011 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (as described in Note 4 to the accompanying consolidated financial statements), in the event our government contract with the TMTI is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $2,667,000 as of April 30, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the third quarter of our fiscal year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash-inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the year ended April 30, 2010 compared to the prior year are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the year ended April 30, 2010, cash used in operating activities increased $3,783,000 to $13,865,000 compared to $10,082,000 for the year ended April 30, 2009.  This increase in net cash used in operating activities was due to a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $6,590,000 offset by a decrease of $2,807,000 in net loss reported during fiscal year 2010 after taking into consideration non-cash operating expenses.  The increase in the net change in operating assets and payment or reduction of liabilities was primarily due to net changes associated with receivables, inventories, accounts payable, accrued liabilities, deferred revenue and deferred contract manufacturing revenue. The decrease in our fiscal year 2010 net loss was primarily due to a current year increase in government contract revenue of offset by increases in research and development expenses and selling, general and administrative expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	Year Ended April 30,
	2010	2009
Net loss, as reported	$(14,494,000)	$(16,524,000)
Less non-cash operating expenses:
Depreciation and amortization	447,000	503,000
Share-based compensation	1,421,000	866,000
Amortization of expenses paid in shares of common stock	239,000	255,000
Amortization of discount on notes payable and debt issuance costs	430,000	185,000
Loss on disposal of property	49,000	-
Net cash used in operating activities before changes in operating assets and liabilities	$(11,908,000)	$(14,715,000)
Net change in operating assets and liabilities	$(1,957,000)	$4,633,000
Net cash used in operating activities	$(13,865,000)	$(10,082,000)

Cash Used In Investing Activities.  Net cash used in investing activities increased $276,000 to $364,000 for the year ended April 30, 2010 compared to net cash used in investing activities of $88,000 during the year ended April 20, 2009.  This increase was due to an increase in property acquisitions of $178,000 combined with an $118,000 increase in other assets associated with an increase in deposits and/or progress payments for certain laboratory equipment.  These increases in cash used in investing activities were offset with proceeds of $20,000 from the sale of property.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $18,834,000 to $23,892,000 for the year ended April 30, 2010 compared to net cash provided of $5,058,000 for the year ended April 30, 2009.  During fiscal year 2010, we received net proceeds under two separate At Market Issuance Sales Agreements, whereby we sold 7,498,921 shares of our common stock for net proceeds of $25,474,000.  This amount was supplemented with net proceeds from the exercise of stock options of $105,000.  These current year net proceeds were offset with aggregate principal payments on notes payable and capital leases of $1,687,000.

During fiscal year 2009, we received net proceeds of $4,531,000 from notes payable under a loan and security agreement we entered into in December 2008.  In addition, during fiscal year 2009, we received proceeds under an At Market Issuance Sales Agreement whereby we sold 295,587 shares of our common stock for net proceeds of $550,000.  These prior year net proceeds were offset with principal payments on capital leases of $23,000.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments.  The following chart represents our contractual obligations as of April 30, 2010, aggregated by type:

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	After 5 years

Operating leases, net (1)	$6,602,000	$854,000	$2,516,000	$1,738,000	$1,494,000
Note payable obligation (2)	3,689,000	2,294,000	1,395,000	-	-
Capital lease obligation (3)	89,000	22,000	54,000	13,000	-
Other long-term liabilities - minimum license obligations (4)	-	-	-	-	-

Total contractual obligations	$10,380,000	$3,170,000	$3,965,000	$1,751,000	$1,494,000

(1)
Represents our (i) facility operating lease in Tustin, California under a non-cancelable lease agreement, (ii) facility operating lease in Houston, Texas, which has a three year lease term and expires in February 2011, and (iii) various office equipment leases, which generally have three year lease terms.

(2)
Amounts represent anticipated principal and interest payments on our security and loan agreement.  Under the security and loan agreement, the outstanding principal balance each month will bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%.  Anticipated interest payments were calculated using an interest rate of 12% (representing a LIBOR floor rate of 3% plus 9%).  As of April 30, 2010, the thirty (30) day LIBOR rate was less than the minimum 3% floor.

(3)	Represents capital lease agreements to finance certain equipment. Amounts include principal and interest.
(4)
Represents licensing agreements we periodically enter into with third parties to obtain exclusive or non-exclusive licenses for certain technologies.  The terms of certain of these agreements require us to pay future milestone payments based on product development success.  We do not anticipate making any milestone payments under any of our licensing agreements for at least the next fiscal year.  In addition, milestone payments beyond fiscal year 2011 cannot be predicted due to the uncertainty of future clinical trial results and development milestones and therefore, cannot be reasonably predicted or estimated at the present time.

Recently Issued Accounting Pronouncements

See Note 3, Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in U.S. interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our outstanding notes payable, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at April 30, 2010, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

At April 30, 2010, we had an outstanding notes payable balance of $3,333,000 under a loan and security agreement, which bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%, which may expose us to market risk due to changes in interest rates.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 3% under our loan and security agreement and based on historical movements in LIBOR rates, we believe a near-term change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements included in this Report at pages F-1 through F-33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2010.  Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2010 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(c)  Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2010  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On July 14, 2010, the Company's Board of Directors authorized an increase to the annual salary for Mr. Joseph Shan, Vice President, Clinical & Regulatory Affairs, from $203,490 to $250,000. The increase is retroactive to July 5, 2010.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2010.

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

July 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited Peregrine Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Peregrine Pharmaceuticals, Inc.’s Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Peregrine Pharmaceuticals, Inc., maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2010 and our report dated July 14, 2010 expressed an unqualified opinion including an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Orange County, California
July 14, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Compensation and Related Matters” in our 2010 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2010 (the “2010 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Matters” in our 2010 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in our 2010 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our 2010 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2010 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements Index to consolidated financial statements:

(2)	Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation of Qualifying Accounts for each of the three years in the period ended April 30, 2010	F-33

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

3.10
Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, in order to effect a 1-for-5 reverse stock split of the Company common stock effective as of the close of business on October 16, 2009 (Incorporated by reference to Exhibit 3.10 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 19, 2009).

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

4.2	Peregrine Pharmaceuticals, Inc., 2002 Non-Qualified Stock Option Plan (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*
4.3	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*
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

4.5	1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrant's Registration Statement in form S-8 (File No. 333-17513)).*

Exhibit Number	Description
4.6
Stock Exchange Agreement dated as of January 15, 1997, among the stockholders of Peregrine Pharmaceuticals, Inc., and Registrant (Incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997).

4.7
First Amendment to Stock Exchange Agreement among the Stockholders of Peregrine Pharmaceuticals, Inc., and Registrant (Incorporated by reference to Exhibit 2.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).

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
4.13
Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009).*

4.14
Form of Non-Qualified Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.15 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009).*

4.15	Form of Restricted Stock Issuance Agreement dated February 1, 2010. (*)(**)(***)
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

10.4
Loan and Security Agreement dated December 9, 2008, between Registrant and BlueCrest Capital Finance, L.P. (Incorporated by reference to Exhibit 10.111 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).**

10.5
Secured Term Promissory Note dated December 19, 2008 between Registrant and BlueCrest Capital Finance, L.P. (Incorporated by reference to Exhibit 10.112 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).

10.6
Secured Term Promissory Note dated December 19, 2008 between Registrant and MidCap Funding I, LLC. (Incorporated by reference to Exhibit 10.113 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009)

Exhibit Number	Description
10.7
Intellectual Property Security Agreement dated December 19, 2008 between Avid Bioservices, Inc. and MidCap Funding I, LLC. (Incorporated by reference to Exhibit 10.114 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).

10.8
Intellectual Property Security Agreement dated December 19, 2008, between Registrant and MidCap Funding I, LLC. (Incorporated by reference to Exhibit 10.115 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).

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

10.11
At Market Issuance Sales Agreement, dated March 26, 2009, by and between Peregrine Pharmaceuticals, Inc., and Wm. Smith & Co. (Incorporated by reference to Exhibit 10.118 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 27, 2009).

10.12	Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Steven W. King, dated March 18, 2009. *
10.13	Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Paul J. Lytle, dated March 18, 2009. *
10.14	Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Joseph Shan, dated March 18, 2009. *
10.15	Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Shelley P.M. Fussey, Ph.D., dated March 18, 2009. *
10.16
At Market Issuance Sales Agreement, dated July 14, 2009, by and between Peregrine Pharmaceuticals, Inc., and Wm. Smith & Co. (Incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K as filed with the Commission on July 14, 2009).

10.17
Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 18, 2005 (Incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.18
Amendment No. 1 to Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.19
Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 1, 2001 (Incorporated by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.20
Amendment No. 1 to Exclusive Patent License agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.20 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.21
Non-Exclusive Cabilly Patent License Agreement between Genentech, Inc., and Peregrine Pharmaceuticals, Inc., effective as of November 5, 2003 (Incorporated by reference to Exhibit 10.21 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.22
Commercial License Agreement between Avanir Pharmaceuticals, Inc., and Peregrine Pharmaceuticals, Inc,. dated December 1, 2003 (Incorporated by reference to Exhibit 10.22 to Registrant’s Current Report on Form 8-K as filed with the Commission on
April 14, 2010). **

10.23
License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated July 1, 1998 (Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.24
License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated March 1, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

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

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 14, 2010	By:	/s/ STEVEN W. KING
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King	President & Chief Executive Officer	July 14, 2010
Steven W. King	(Principal Executive Officer), and Director

/s/ Paul J. Lytle	Chief Financial Officer	July 14, 2010
Paul J. Lytle	(Principal Financial and Principal Accounting Officer)

/s/ Carlton M. Johnson	Director	July 14, 2010
Carlton M. Johnson

/s/ David H. Pohl	Director	July 14, 2010
David H. Pohl

/s/ Eric S. Swartz	Director	July 14, 2010
Eric S. Swartz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 14, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California
July 14, 2010

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,681,000	$10,018,000
Trade and other receivables, net of allowance of $20,000 and $0, respectively	1,481,000	1,770,000
Government contract receivables	367,000	1,944,000
Inventories, net	3,123,000	4,707,000
Debt issuance costs, current portion	122,000	229,000
Prepaid expenses and other current assets, net	2,004,000	1,466,000

Total current assets	26,778,000	20,134,000

PROPERTY:
Leasehold improvements	697,000	675,000
Laboratory equipment	4,221,000	4,180,000
Furniture, fixtures and computer equipment	917,000	902,000

	5,835,000	5,757,000
Less accumulated depreciation and amortization	(4,366,000)	(4,076,000)

Property, net	1,469,000	1,681,000

Debt issuance costs, less current portion	21,000	142,000
Other assets	1,067,000	1,170,000

TOTAL ASSETS	$29,335,000	$23,127,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2010 AND 2009 (continued)

	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,259,000	$2,809,000
Accrued clinical trial and related fees	2,666,000	1,664,000
Accrued payroll and related costs	1,623,000	1,580,000
Notes payable, current portion and net of discount	1,893,000	1,465,000
Deferred revenue	2,406,000	3,776,000
Deferred government contract revenue	78,000	3,871,000
Customer deposits	2,618,000	2,287,000
Other current liabilities	860,000	1,412,000

Total current liabilities	14,403,000	18,864,000

Notes payable, less current portion and net of discount	1,315,000	3,208,000
Other long-term liabilities	210,000	154,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; non-voting; none issued	-	-
Common stock - $.001 par value; authorized 325,000,000 shares; outstanding - 53,094,894 and 45,537,711, respectively	53,000	46,000
Additional paid-in-capital	275,208,000	248,215,000
Accumulated deficit	(261,854,000)	(247,360,000)

Total stockholders' equity	13,407,000	901,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,335,000	$23,127,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010

	2010	2009	2008

REVENUES:
Contract manufacturing revenue	$13,204,000	$12,963,000	$5,897,000
Government contract revenue	14,496,000	5,013,000	-
License revenue	243,000	175,000	196,000

Total revenues	27,943,000	18,151,000	6,093,000

COSTS AND EXPENSES:
Cost of contract manufacturing	8,716,000	9,064,000	4,804,000
Research and development	24,658,000	18,424,000	18,279,000
Selling, general and administrative	8,182,000	6,979,000	7,150,000

Total costs and expenses	41,556,000	34,467,000	30,233,000

LOSS FROM OPERATIONS	(13,613,000)	(16,316,000)	(24,140,000)

OTHER INCOME (EXPENSE):
Interest and other income	116,000	200,000	989,000
Interest and other expense	(997,000)	(408,000)	(25,000)

NET LOSS	$(14,494,000)	$(16,524,000)	$(23,176,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	49,065,322	45,246,293	44,229,669
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.30)	$(0.37)	$(0.52)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Captital	Deficit	Equity
BALANCES, April 30, 2007	39,222,440	$40,000	$224,609,000	$(207,660,000)	$16,989,000
Common stock issued for cash under June 28, 2007 Financing, net of issuance costs of $1,641,000	6,000,000	6,000	20,853,000	-	20,859,000
Common stock issued upon exercise of options	9,000	-	27,000	-	27,000
Common stock issued upon exercise of warrants	10,684	-	46,000	-	46,000
Share-based compensation	-	-	850,000	-	850,000
Net loss	-	-	-	(23,176,000)	(23,176,000)
BALANCES, April 30, 2008	45,242,124	46,000	246,385,000	(230,836,000)	15,595,000
Common stock issued for cash under March 26, 2009 Financing, net of issuance costs of $58,000	295,587	-	550,000	-	550,000
Fair market value of warrants issued with notes payable	-	-	414,000	-	414,000
Share-based compensation	-	-	866,000	-	866,000
Net loss	-	-	-	(16,524,000)	(16,524,000)
BALANCES, April 30, 2009	45,537,711	46,000	248,215,000	(247,360,000)	901,000
Common stock issued for cash under March 26, 2009 Financing, net of issuance costs of $305,000	1,855,172	2,000	6,585,000	-	6,587,000
Common stock issued for cash under July 14, 2009 Financing, net of issuance costs of $545,000	5,643,749	5,000	18,882,000	-	18,887,000
Common stock issued upon exercise of options	57,253	-	105,000	-	105,000
Fractional shares issued pursuant to reverse stock split	1,011	-	-	-	-
Share-based compensation	-	-	1,421,000	-	1,421,000
Net loss	-	-	-	(14,494,000)	(14,494,000)
BALANCES, April 30, 2010	53,094,896	$53,000	$275,208,000	$(261,854,000)	$13,407,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,494,000)	$(16,524,000)	$(23,176,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447,000	503,000	486,000
Share-based compensation	1,421,000	866,000	850,000
Amortization of expenses paid in shares of common stock	239,000	255,000	-
Amortization of discount on notes payable and debt issuance costs	430,000	185,000	-
Loss on sale of property	49,000	-	-
Changes in operating assets and liabilities:
Trade and other receivables, net	289,000	(1,165,000)	145,000
Government contract receivables	1,577,000	(1,944,000)	-
Inventories, net	1,584,000	(1,807,000)	(984,000)
Prepaid expenses and other current assets, net	(777,000)	(513,000)	(203,000)
Other non-current assets	183,000	(52,000)	3,000
Accounts payable	(550,000)	1,365,000	185,000
Accrued clinical trial site and related fees	1,002,000	811,000	201,000
Accrued payroll and related expenses	43,000	496,000	210,000
Deferred revenue	(1,370,000)	1,580,000	1,132,000
Deferred government contract revenue	(3,793,000)	3,871,000	-
Customer deposits	331,000	1,449,000	253,000
Other accrued expenses and current liabilities	(476,000)	542,000	(26,000)
Net cash used in operating activities	(13,865,000)	(10,082,000)	(20,924,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of security deposits on notes payable	-	-	150,000
Property acquisitions	(304,000)	(126,000)	(691,000)
Proceeds from sale of property	20,000	-	-
(Increase) decrease in other assets	(80,000)	38,000	(42,000)
Net cash used in investing activities	(364,000)	(88,000)	(583,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $850,000, $58,000, and $1,641,000, respectively	25,474,000	550,000	20,859,000
Proceeds from issuance of notes payable, net of issuance costs of $469,000	-	4,531,000	-
Proceeds from exercise of stock options	105,000	-	27,000
Proceeds from exercise of warrants	-	-	46,000
Principal payments on notes payable	(1,667,000)	-	(323,000)
Principal payments on capital leases	(20,000)	(23,000)	(16,000)
Net cash provided by financing activities	23,892,000	5,058,000	20,593,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

	2010	2009	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$9,663,000	$(5,112,000)	$(914,000)

CASH AND CASH EQUIVALENTS, Beginning of year	10,018,000	15,130,000	16,044,000

CASH AND CASH EQUIVALENTS, End of year	$19,681,000	$10,018,000	$15,130,000

SUPPLEMENTAL INFORMATION:
Interest paid	$535,000	$174,000	$25,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair market value of warrants issued in connection with notes payable	$-	$414,000	$-
Property acquired under capital lease	$78,000	$-	$13,000
Accounts payable for purchase of property	$18,000	$-	$-
Applied security deposit on payoff of notes payable to GE Capital	$-	$-	$175,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010

1.	ORGANIZATION AND BUSINESS DESCRIPTION

Organization – In this Annual Report, “Peregrine,” “Company,” “we,” “us,” and “our,” refer to Peregrine Pharmaceuticals, Inc. and our wholly owned subsidiary, Avid Bioservices, Inc.  Peregrine was incorporated under the laws of the state of California in June 1981, reincorporated in Delaware in September 1996 and commenced operations of Avid Bioservices, Inc., (“Avid”) in January 2002.

Business Description – We are a clinical-stage biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  We are advancing our two Phase II oncology programs as well as our Phase I HCV program with our first-in-class compounds bavituximab and Cotara.

Recently, we initiated two new randomized Phase IIb trials evaluating bavituximab in combination with standard chemotherapy in front-line and refractory patients with non-small cell lung cancer based on results from our Phase II single arm trials.  In addition, we are continuing to advance our Phase II safety and efficacy study using Cotara for the treatment of recurrent glioblastoma multiforme, a deadly form of brain cancer.

In addition to our clinical programs, we are performing pre-clinical research on bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections under a contract awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency.

In addition to our clinical and pre-clinical research and development efforts, we operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices®, Inc. (“Avid”).  Avid provides integrated manufacturing services for biotechnology and biopharmaceutical companies on a fee-for-service basis, from pre-clinical drug supplies up through commercial-scale drug manufacturing.  In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture clinical products for our clinical trials.

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

At April 30, 2010, we had $19,681,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

With respect to financing our operations through the issuance of equity, during fiscal year 2010, we raised $26,324,000 in gross proceeds (Note 7).  As of April 30, 2010, gross proceeds of up to $30,568,000 remained available under an effective shelf registration statement.  Subsequent to April 30, 2010 and through June 30, 2010 we raised $4,718,000 in gross proceeds (Note 7).  As of June 30, 2010, gross proceeds of up to $25,850,000 remained available under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the third quarter of our fiscal year 2011 ending January 31, 2011 based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 4), in the event our government contract with the Transformational Medical Technologies Initiative is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $2,667,000 as of April 30, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the third quarter of our fiscal year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

Reclassification – Certain comparative amounts in fiscal year 2009 and 2008 consolidated financial statements have been reclassified to conform to the current fiscal year presentation.  These reclassifications had no effect on previously reported operating expenses or net loss

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

Reverse Stock Split - On October 16, 2009, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of one-for-five.  The reverse stock split was effective at the close of business on October 16, 2009.  All fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All historical share and per share amounts except par value have been adjusted to reflect the reverse stock split.

Subsequent Events – In connection with the preparation of the consolidated financial statements, we have evaluated subsequent events through the filing date of this Form 10-K.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable is recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary.  Trade and other receivables primarily include amounts billed for contract manufacturing services provided by Avid (“trade” receivables).  Government contract receivables include amounts billed under our contract with the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.  In addition, amounts unbilled under our contract with TMTI at April 30, 2010, net of allowances, were $158,000, of which amount, included $108,000 in prepaid expenses and other current assets and included $50,000 in other assets in the accompanying consolidated financial statements.

Allowance for Doubtful Accounts - We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.

Amounts billed under our contract with TMTI during fiscal year 2010 include reimbursement for provisional rates covering allowable indirect overhead and general and administrative cost (“Indirect Rates”).  These Indirect Rates are initially estimated based on financial projections and are subject to change based on actual costs incurred during each fiscal year.  In addition, these Indirect Rates are subject to annual audits by the Defense Contract Audit Agency (“DCAA”) for cost reimbursable type contracts.  As of April 30, 2010, we recorded an unbilled receivable of $202,000 pertaining to the calculated difference between estimated and actual Indirect Rates for fiscal year 2010.  As of April 30, 2010, we determined it appropriate to record a corresponding allowance for doubtful account in the amount of $202,000 due to the uncertainty of its collectability given that our actual Indirect Rates for fiscal year 2010 have not been audited by the DCAA.

Prepaid Research and Development Expenses - Our prepaid research and development expenses represent deferred and capitalized pre-payments to secure the receipt of future research and development services.  These pre-payments are recognized as an expense in the period that the services are performed.  We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide future economic benefit.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

Inventories - Inventories are stated at the lower of cost or market and include raw materials, direct labor, and overhead costs (work-in-process) associated with our wholly owned subsidiary, Avid.  Cost is determined by the first-in, first-out method.  Inventories consist of the following at April 30,

	2010	2009
Raw materials, net	$1,243,000	$1,654,000
Work-in-process	1,880,000	3,053,000
Total inventories, net	$3,123,000	$4,707,000

Property - Property is recorded at cost.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years.  Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

Concentrations of Credit Risk - Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents and trade receivables.  We maintain our cash balances with one major commercial bank and our deposits held with the bank exceed the amount of insurance provided on our deposits.

Our trade receivables have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the term of the service.  We perform periodic credit evaluations of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs.  As of April 30, 2010 and 2009, 55% of trade and other receivables were from two customers and 93% of trade and other receivables were from three customers, respectively.

Comprehensive Loss - Comprehensive loss is equal to net loss for all periods presented.

Impairment - Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets.  Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable.  Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell.

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

Fair Value Measurements - We determine fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures for all assets and liabilities within the scope of this guidance.  This guidance clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.  The guidance also clarifies its application in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

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

As of April 30, 2010, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Customer Deposits - Customer deposits primarily represents advance billings and/or payments received from customers prior to the initiation of contract manufacturing services.

Revenue Recognition - We currently derive revenue from the following three sources:  (i) contract manufacturing services provided by Avid, (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development, and (iii) government contract revenues for services provided under a government contract awarded to Peregrine through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.

We recognize revenue in accordance with the authoritative guidance for revenue recognition.  We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.  There were no “bill-and-hold” arrangements outstanding as of April 30, 2010.

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

Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology.  If a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with the authoritative guidance.  Under multiple element arrangements, we recognize upfront license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined.  If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed.  If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.  If we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized.  Revenue recognized under licensing agreements is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method, as of the period ending date.  Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.

Non-refundable annual license fees are recognized as revenue on the anniversary date of the agreement in accordance with the authoritative guidance for revenue recognition.

Milestone payments are recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (ii) the fees are non-refundable, and (iii) there is no continuing performance obligations associated with the milestone payment.  Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

Government Contract Revenue

On June 30, 2008, we were awarded up to a five-year government contract (the “Government Contract”) potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The contract was awarded through the Transformational Medical Technologies Initiative (“TMTI”) of the U.S. Department of Defense's Defense Threat Reduction Agency.  This Government Contract is expected to provide us with up to $22.3 million in funding over an initial two-year base period ending June 29, 2010.  On June 28, 2010, we announced that the base period was extended by 45 days (or through August 13, 2010) to complete ongoing pre-clinical studies and to determine potential next steps under the Government Contract.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMTI beyond the base period to cover up to $44.4 million in funding over the five-year contract period through three option terms of up to one-year per option term.

The Government Contract is classified as a “cost-plus-fixed-fee” contract.  We recognize government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts.  Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs.  In addition, we receive a fixed fee for our efforts equal to 9.9% of the reimbursable costs incurred under the Government Contract, which is unconditionally earned as allowable costs are billed and is not contingent on success factors.  Reimbursable costs under this Government Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.  However, when amounts billable, including the fixed fee, are not reasonably related to the proportionate performance of the total work or services to be performed, we recognize revenue on a proportional performance basis.  In addition, reimbursable costs, including the fixed fee, associated with manufacturing services are recognized as revenue once delivery (or passage of title) has occurred.  Amounts billable (including the fixed fee) prior to satisfying revenue recognition criteria are classified as deferred government contract revenue in the accompanying consolidated financial statements.

Research and Development - Research and development costs are charged to expense when incurred in accordance with the authoritative guidance for research and development costs.  Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and pre-clinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses.

 Accrued Clinical Trial Site and Related Fees -  We accrue clinical trial site and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CRO”), hospitals, consultants, and other clinical trial related vendors.  We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided.  However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.  There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2010.

Share-based Compensation - We account for stock options and awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation.  The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, and is recognized as expense on a straight-line basis over the requisite service periods.  Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period.  Share-based compensation expense for a share-based payment with a performance condition is recognized on a straight-line basis over the requisite service period when the achievement of the performance condition is determined to be probable.  If a performance condition is not determined to be probable or is not met, no share-based compensation is recognized and any previously recognized compensation expense is reversed.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

In addition, we periodically grant stock options and awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation.  The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable.  In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the remeasurement is recognized in the current period.  See Note 8 for further discussion regarding share-based compensation.

Income Taxes - We utilize the liability method of accounting for income taxes in accordance with authoritative guidance for accounting for income taxes.  Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates.  A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

In addition, in accordance with authoritative guidance, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities.  It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statements of operations.  We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2010, 2009, and 2008, and we did not accrue for interest or penalties as of April 30, 2010 and 2009.

Basic and Dilutive Net Loss Per Common Share - Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, unvested stock awards and warrants in accordance with the authoritative guidance.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, unvested stock awards and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three years ended April 30, 2010.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options, unvested stock awards and warrants since their impact are anti-dilutive during periods of net loss, resulting in an anti-dilutive effect as of April 30,:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

	2010	2009	2008
Stock options and awards	435,686	22,059	185,760
Warrants	190,042	24,829	-
Total	625,728	46,888	185,760

  The calculation of weighted average diluted shares outstanding also excludes the following weighted average outstanding stock options, unvested stock awards and warrants, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect as of April 30,:

	2010	2009	2008
Stock options and awards	1,759,861	2,601,415	2,024,277
Warrants	-	-	66,767
Total	1,759,861	2,601,415	2,091,044

  Subsequent to April 30, 2010 and through June 30, 2010, we issued an aggregate of 1,498,568 shares of our common stock (Note 7), which are not included in the calculation of basic and dilutive net loss per common share for the year ended April 30, 2010.

3.           ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) approved The FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which launched on July 1, 2009, changes the referencing and organization of accounting guidance and became effective for interim and annual periods ending after September 15, 2009.  The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force , and related literature.  Only one level of authoritative U.S. GAAP now exists.  All other literature is considered non-authoritative.  The Codification does not change U.S. GAAP.  We adopted the Codification effective August 1, 2009.  The adoption of the Codification did not have a material impact on our consolidated financial statements.

Effective May 1, 2009 and as updated as of February 24, 2010, we adopted authoritative guidance for subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Effective May 1, 2009, we adopted authoritative guidance on accounting for collaborative arrangements, which focuses on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the statement of operations and certain related disclosure questions.  The adoption of the new guidance on accounting for collaborative arrangements did not have a material impact on our consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

Effective May 1, 2009, we adopted authoritative guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  The guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Effective May 1, 2009, we adopted authoritative guidance which requires publicly traded companies to include in their interim financial  reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments.  The adoption of this new guidance did not have a material impact on our consolidated financial statements.

New Accounting Standards Not Yet Adopted

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables.  This guidance will be effective for revenue arrangements entered into or materially modified starting fiscal year 2012, with earlier application permitted.  We have not yet evaluated the potential impact of adopting this guidance on our consolidated financial statements.

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements. This guidance allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance will be effective for fiscal years beginning on or after June 15, 2010, which will be our fiscal year 2012, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted.  We have not yet evaluated the potential impact of adopting this guidance on our consolidated financial statements.

4.           NOTE PAYABLE AND CAPITAL LEASE OBLIGATIONS

Note Payable Obligation

On December 9, 2008, we entered into a loan and security agreement whereby we borrowed $5,000,000 (“Loan Agreement”) from MidCap Financial LLC and BlueCrest Capital Finance, L.P (collectively, the “Lenders”).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

Under the Loan Agreement, the outstanding principal balance each month will bear interest at the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9% (12% from inception to April 30, 2010).  The Loan Agreement allowed for interest-only payments during the initial six (6) months through July 2009 followed by thirty (30) equal monthly principal payments plus interest.  The Loan Agreement, which is secured by generally all assets of the Company, contains customary covenants that, among other things, generally restricts our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant, whereby if our contract with the TMTI (Note 2) is terminated while the loan is outstanding, we would be required to set aside cash and cash equivalents in an amount equal to at least 80% of the outstanding loan balance (or $2,667,000 as of April 30, 2010) in a secured account over which we will not be permitted to make withdrawals or otherwise exercise control.  Moreover, the Loan Agreement includes a Material Adverse Change clause whereby if there is a material impairment in the priority of Lenders’ lien in the collateral or in the value of such collateral, or if we encounter a material adverse change in our business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan, then an event of default can be invoked by the Lenders.  As of April 30, 2010, we are in compliance with all Loan Agreement covenants.

In connection with the Loan Agreement, we issued warrants to purchase an aggregate of 338,410 shares of our common stock at an exercise price of $1.48 per share.  The fair value of the warrants was $414,000, and this amount was credited to additional paid-in capital and reduced the carrying value of the debt, reflected as a debt discount in the accompanying consolidated financial statements.  The debt discount is being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  The fair value of the warrants was determined using the Black-Scholes model with the following assumptions:  estimated volatility of 70.72%; risk free interest rate of 2.00%; an expected life of five years; and no dividend yield.

In connection with the Loan Agreement, we also incurred $469,000 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and the short-term and long-term portions of these costs are included in current assets and other long-term assets, respectively, in the accompanying consolidated balance sheets and are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  Included in debt issuance costs is a final payment fee of $150,000, which is due and payable on the maturity date of the outstanding loan balance, and is equal to 3% of the total amount funded under the Loan Agreement.  The final payment fee payable of $150,000 is classified as other long-term liabilities in the accompanying consolidated balance sheets.

We will make the following principal payments under the Loan Agreement in the years ending April 30,

2011	$2,000,000
2012	1,333,000

Total	$3,333,000

Capital Lease Obligations

We have financed certain equipment under capital lease agreements which bear interest at a rate ranging from 5.36% to 6.56% per annum.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

The equipment purchased under these capital leases is included in property in the accompanying consolidated financial statements at April 30, 2010 and 2009, as follows:

	2010	2009
Laboratory equipment	$13,000	$13,000
Furniture, fixtures and office equipment	78,000	68,000
Less accumulated depreciation	(10,000)	(48,000)
Net book value	$81,000	$33,000

Minimum future capital lease payments as of April 30, 2010 are as follows:

Year ending April 30:

2011	22,000
2012	18,000
2013	18,000
2014	18,000
2015	13,000

Total minimum lease payments	89,000
Amount representing interest	(10,000)
Net present value minimum lease payments	79,000
Less current portion	19,000
$60,000

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases - In December 1998, we sold and subsequently leased back our two facilities in Tustin, California.  The lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years.  On December 22, 2005, we entered into a First Amendment to Lease and Agreement of Lease (“First Amendment”) with the landlord to our original lease dated December 24, 1998 and extended the original lease term for seven additional years to expire on December 31, 2017 while maintaining our two 5-year renewal options that could extend our lease to December 31, 2027.  Our monthly lease payments will continue to increase at a rate of 3.35% every two years under the First Amendment.  We record rent expense on a straight-line basis and the differences between the amounts paid and the amounts expensed are included in other current liabilities in the accompanying consolidated financial statements.  Annual rent expense under the lease agreement totaled $807,000, during fiscal years 2010, 2009 and 2008.

At April 30, 2010, future minimum lease payments under all non-cancelable operating leases are as follows:

Year ending April 30,:	Minimum Lease Payments
2011	$854,000
2012	834,000
2013	832,000
2014	850,000
2015	860,000
Thereafter	2,372,000
$6,602,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

Subsequent to April 30, 2010, we entered into a separate lease agreement on May 3, 2010 to secure approximately 11,000 square feet of office and research space in a building adjacent to our existing leased office and laboratory buildings located in Tustin, California.  Our monthly base rent under the lease agreement is approximately $9,500 and includes scheduled nominal increases every twelve months.  The lease expires on December 31, 2017 and includes a five-year option to extend the lease to December 31, 2022.

Legal Proceedings – In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We are currently not aware of any legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

6.           LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

The following represents a summary of our key collaborations for the development and commercialization of our products in clinical trials, bavituximab and Cotara.  In addition, we do not perform any research and development activities for any unrelated entities.

PS-Targeting Program (bavituximab)

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the phosphatidylserine (“PS”)-targeting technology platform from the University of Texas Southwestern Medical Center at Dallas (“UTSWMC”), including bavituximab.  During November 2003, we entered into a non-exclusive license agreement with Genentech, Inc. to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program.  During December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc, (“Avanir”) covering the generation of the chimeric monoclonal antibody, bavituximab.  In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to the PS-targeting program, including the development of bavituximab, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on development progress, plus a royalty on net sales and/or a percentage of sublicense income.  The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits.  The following table provides certain information with respect to each of our in-licensing agreements relating to our PS-targeting program.

Licensor	Agreement Date	Total Payments To Date	Potential Future Milestone Obligations
UTSWMC	August 2001	$97,500	$375,000
UTSWMC	August 2005	$35,000	$425,000
Lonza	March 2005	-	(1)
Avanir	December 2003	$50,000	$1,050,000
Genentech, Inc.	November 2003	$500,000	$5,000,000
Total		$682,500	$6,850,000
______________
(1)
Expiration date of license agreement is 10 years from first commercial sale in each respective country.  To date we have no commercial sales under the license agreement nor do we expect any commercial sales in the near future.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

Of the total potential future milestone obligations of $6,850,000, $6,400,000 would be due upon the first commercial approval of a drug candidate developed under our PS-targeting program, including bavituximab, with the technologies licensed pursuant to such license agreements.

During fiscal year 2008, we expensed $50,000 under in-licensing agreements covering our PS-targeting program, which is included in research and development expense in the accompanying consolidated statements of operations.  We did not incur any milestone related expenses during fiscal years 2010 and 2009.

Tumor Necrosis Therapy (Cotara)

We acquired the patent rights to the Tumor Necrosis Therapy (“TNT”) technology, including Cotara, in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders.  To date, no product revenues have been generated from Cotara.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara.  Under the terms of the agreement, we will pay a royalty (in the low single digits) on net sales of any products we market that utilize the underlying technology.  In the event a product is approved and we or Lonza do not manufacture Cotara, we would owe Lonza 300,000 pounds sterling per year in addition to an increased royalty (in the low single digits) on net sales.  Unless sooner terminated due to a party’s breach of the license agreement, the license agreement with Lonza will terminate upon the last to occur of the expiration of a period of fifteen (15) years following our first commercial sale of a product or the expiration of the last valid claim within the patents that are the subject of the license agreement; provided that if after the expiration of the last claim but prior to the expiration of the fifteen (15) year period, Lonza has publicly made available certain materials and know how, then the agreement will terminate at such time as the materials and know how are made public.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

During fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with an unrelated entity regarding the generation and commercialization of up to fifteen fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates.  These agreements incorporate the various binding term sheets we entered into with the unrelated entity during June 2003, September 2004, and November 2004.  Under the terms of the research collaboration agreement, we pay a non-refundable upfront technology access fee for each human antibody project initiated.  In addition, under the terms of the development and commercialization agreement, we are obligated to pay future milestones payments based on the achievement of development milestones, plus a royalty on net sales.  Our aggregate future milestone payments range from $5.75 million to $6.35 million per fully human antibody generated by the unrelated entity upon the achievement of certain development milestones through commercialization.  During fiscal year 2010 and 2009, we expensed $239,000 and $255,000, respectively, associated with the amortization of prepaid non-refundable upfront technology access fees under the research collaboration agreement, the amounts of which are included in research and development expense in the accompanying consolidated financial statements.  We expect to amortize the remaining prepaid non-refundable upfront technology access fees of $956,000 over the estimated service period.  We did not incur any expense under these agreements during fiscal year 2008.  We also do not anticipate making any milestone payments for at least the next fiscal year under these agreements.

During June 2007, we entered into an exclusive license agreement with The Regents of the University of California regarding the use of certain Anti-PS antibodies to be used as a possible future generation clinical candidate.  Under the terms of the agreement, we paid a non-refundable up-front license fee of $25,000, which is included in research and development expense in fiscal year 2008 in the accompanying consolidated statements of operations.  In addition, under the terms of the agreement, we are obligated to pay an annual maintenance fee, clinical development milestone fees and a royalty on net sales.  Our aggregate future clinical development milestone payments under the license agreement are $735,000 assuming the achievement of all developmental milestones under the agreement through commercialization of the product.  We do not anticipate making any milestone payments for at least the next fiscal year under this agreement.

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

During February 2001, we licensed certain rights to SuperGen, Inc. (“SuperGen”) pertaining to a segment of our Vascular Targeting Agents (“VTA”) technology, specifically related to certain conjugates of Vascular Endothelial Growth Factor (“VEGF”).  During January 2010, the agreement was terminated by SuperGen.  During fiscal years 2009 and 2008, we recognized license revenue associated with annual license fees received under this agreement of $175,000 and $150,000, respectively, the amounts of which are included in license revenue in the accompanying consolidated financial statements.  No revenue was recognized under this agreement during fiscal year 2010.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

During December 2002, we granted the exclusive rights for the development of diagnostic and imaging agents in the field of oncology to Schering A.G. under our VTA technology.  During April 2010, this agreement was terminated by Schering A.G.  No revenue was recognized under this agreement during fiscal years 2010, 2009 and 2008.

During July 2009, we sub-licensed certain rights and agreed to assign certain other rights under our anti-VEGF antibody program to an unrelated entity.  In consideration for the rights granted under our anti-VEGF antibody program, we received non-refundable up-front license fees of $250,000.  In addition, we billed and/or received non-refundable payments of $225,000 during fiscal year 2010 to be applied against aggregate milestones payments of $1,000,000 that would be due upon delivery of a pre-clinical development packages as defined in the agreements.  We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for initial product approval plus a royalty on net sales, as defined in the agreements.  Under the license agreements, we also granted the unrelated entity a research license in the ocular field with an option to grant sub-licenses in the ocular field.  If the unrelated entity exercises this option to grant sub-licenses in the ocular field, we would receive pre-defined up-front fees, milestone payments, and a royalty on net sales.  We have determined that, pursuant to the authoritative guidance for revenue recognition, the license and the undelivered services (pre-clinical development package and the option to the ocular field) are not separable and, accordingly, the license and services are being treated as a single unit of accounting.  Under the agreements, we determined our obligations would be up to a four year period and therefore, we are recognizing the non-refundable up-front license fees of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the agreements, on a straight-line basis over a four year period.  However, we will continue to reassess the length of our obligation period, and accordingly, our estimated obligation period may change based on future events.  During fiscal year 2010, we recognized revenue of $243,000 under these agreements, which amount is included in license revenue in the accompanying consolidated financial statements.  Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.

7.           STOCKHOLDERS' EQUITY

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

Peregrine will be entitled to redeem the Rights at $0.001 per Right at any time prior to a person or group achieving the 15% threshold.  The Rights will expire on March 16, 2016.

Financing Under Shelf Registration Statements On Form S-3

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

With respect to financing our operations through the issuance of equity, we have raised additional capital during the three years ended April 30, 2010, under two registration statements as defined below.

Shelf Filing Date	Registration Statement Number	Amount Registered
January 2007	File number 333-139975	$30,000,000
July 2009	File number 333-160572	$50,000,000

The following table summarizes the various financing transactions and the amounts of capital we have raised under the shelf registration statements for the three years ended April 30, 2010:

Registration Statement No.	Description of Financing Transaction	Number of Common Stock Shares Issued	Gross Proceeds Raised
Fiscal Year 2008
333-139975	Securities Purchase Agreement dated June 28, 2007	6,000,000	$22,500,000
Fiscal Year 2009
333-139975	At Market Sales Issuance Agreement dated March 26, 2009	295,587	$608,000
Fiscal Year 2010
333-139975	At Market Sales Issuance Agreement dated March 26, 2009	1,855,172	$6,892,000
333-160572	At Market Sales Issuance Agreement dated July 14, 2009	5,643,749	$19,432,000
		7,498,921	$26,324,000

Under the Securities Purchase Agreement dated June 28, 2007, we sold 6,000,000 shares of our common stock under the January 2007 Shelf to several institutional investors in exchange for gross proceeds of $22,500,000 before deducting  placement agent fees and other offering costs of $1,641,000.

Under the At Market Sales Issuance Agreement dated March 26, 2009 (“March 2009 AMI Agreement”) we entered into with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our January 2007 Shelf, for aggregate gross proceeds of $7,500,000.  Shares of common stock sold under this arrangement were sold at market prices.  During fiscal years 2009 and 2010, we had 2,150,759 shares of common stock at market prices under the March 2009 AMI Agreement for aggregate gross proceeds of $7,500,000 before deducting commissions and other issuance costs of $363,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

Under the At Market Sales Issuance Agreement dated July 14, 2009 (“July 2009 AMI Agreement”) we entered into with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our January 2007 Shelf, for aggregate gross proceeds of $25,000,000.  Shares of common stock sold under this arrangement were sold at market prices.  During fiscal year 2010, we had sold 5,643,749 shares of common stock at market prices under the July 2009 AMI Agreement for aggregate gross proceeds of $19,432,000 before deducting commissions and other issuance costs of $545,000.

As of April 30, 2010, we exhausted all available amounts under the January 2007 Shelf.  Gross proceeds of up to $30,568,000 remained available under the July 2009 Shelf at April 30, 2010.

Subsequent to April 30, 2010 and through June 30, 2010, we had sold 1,498,568 shares of common stock at market prices under the July 2009 AMI Agreement for aggregate gross proceeds of $4,718,000.  As of June 30, 2010, gross proceeds of $850,000 remained available under the July 2009 AMI Agreement.

In addition, on June 22, 2010, we entered into an At Market Sales Issuance Agreement (“June 2010 AMI Agreement”) with McNicoll, Lewis & Valk LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $15,000,000.  Shares of common stock under this arrangement are to be sold at market prices.  We are obligated to pay MLV a commission equal to 2% of the gross proceeds from the sale of our common stock under the June 2010 AMI Agreement.  As of June 30, 2010, we had not sold any shares of common stock under the June 2010 AMI Agreement.

Shares Of Common Stock Authorized And Reserved For Future Issuance

In accordance with our shares reserved for issuance under our equity compensation plans and warrant agreements, we have reserved 6,002,366 shares of our common stock at April 30, 2010 for future issuance, calculated as follows:

Number of Shares of Common Stock Reserved For Issuance
Common shares reserved for issuance under outstanding option and restricted stock award grants and available for issuance under our equity compensation plans	5,663,956
Common shares issuable upon exercise of outstanding warrants	338,410
Total common shares reserved for future issuance	6,002,366

The total common shares reserved for future issuance at April 30, 2010 excludes 1,498,568 shares of common stock sold subsequent to April 30, 2010 and through June 30, 2010 under the July 2009 AMI Agreement and any future shares that may be sold under the July 2009 Shelf.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

8.           EQUITY COMPENSATION PLANS

We currently maintain five equity compensation plans referred to as the 2009 Plan, the 2005 Plan, the 2003 Plan, the 2002 Plan, and the 1996 Plan (collectively referred to as the “Stock Plans”).  The Stock Plans provide for the granting of stock options, restricted stock awards and other forms of share-based awards to purchase shares of our common stock at exercise prices not less than the fair market value of our common stock at the date of grant.

As of April 30, 2010, we had an aggregate of 5,663,956 shares of common stock reserved for issuance under the Stock Plans.  Of those shares, 5,384,940 shares were subject to outstanding options and restricted stock awards and 279,016 shares were available for future grants of share-based awards.

Stock Options – Stock options granted under our Stock Plans are granted at an exercise prices not less than the fair market value of our common stock on the date of grant.  The options generally vest over a two to four year period and expire ten years from the date of grant, if unexercised.

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period .  The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs.  The expected volatility is based on the daily historical volatility of our stock covering the estimated expected term.  The expected term of options granted subsequent to the adoption of FASB ASC topic 718, Compensation – Stock Compensation (adopted May 1, 2006) through the quarter ended October 31, 2007 was based on the expected time to exercise using the “simplified method” allowable.  Effective November 1, 2007, the expected term reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options and is applied to all option grants subsequent to October 31, 2007.  The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant.  The expected dividend yield assumption is based on our expectation of future dividend payouts.  We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2010, 2009 and 2008, were as follows:

	Year Ended April 30,
	2010	2009	2008
Risk-free interest rate	2.69%	3.10%	3.77%
Expected life (in years)	6.00	6.00	6.02
Expected volatility	73%	79%	82%
Expected dividend yield	-	-	-

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

The following summarizes our stock option transaction activity for fiscal year ended April 30, 2010:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, May 1, 2009	2,838,632	$6.06
Granted	2,913,862	$3.01
Exercised	(57,253)	$1.85
Canceled or expired	(681,551)	$4.97
Outstanding, April 30, 2010	5,013,690	$4.49	7.59	$4,184,000

Exercisable and expected to vest	4,888,971	$4.53	7.54	$4,063,000
Exercisable, April 30, 2010	1,972,084	$6.76	4.56	$1,096,000

The weighted-average grant date fair value of options granted to employees during the years ended April 30, 2010, 2009 and 2008 was $1.99, $1.26 and $1.73 per share, respectively.

The aggregate intrinsic value of stock options exercised during the years ended April 30, 2010 and 2008 was $82,000 and $19,000, respectively.  Cash proceeds from stock options exercised during the years ended April 30, 2010 and 2008 totaled $106,000 and $27,000, respectively.  No stock options were exercised during fiscal year ended April 30, 2009.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2010, the total estimated unrecognized compensation cost related to non-vested stock options was $4,850,000.  This cost is expected to be recognized over a weighted average vesting period of 1.93 years based on current assumptions.

Restricted Stock Awards – Restricted stock awards are grants that entitle the holder shares of common stock subject to certain terms.  During February and April 2010, the Compensation Committee of the Board of Directors (the “Committee”) granted an aggregate of 371,250 performance-based restricted stock awards (“Performance Awards”) under our Stock Plans.  The Performance Awards are subject to vesting based upon the Company’s timely attainment of certain predetermined clinical, financial and operational milestones with specific targeted attainment dates (“Target Dates”) ranging from June 30, 2010 through July 15, 2011.  If a milestone is successfully achieved by its Target Date, then as of the date of achievement of each milestone twenty percent (20%) of the shares of common stock underlying the Performance Awards shall vest.  Consequently, outstanding Performance Awards will fully vest if five of the eight predetermined milestones are successfully achieved by their respective Target Dates.  No restricted stock awards were granted during fiscal years ended April 30, 2009 and 2008.

In addition, with respect to the restricted stock awards, due to the continued limited availability of shares of common stock under the Stock Plans, the Committee determined to reduce the Performance Awards granted to employees by forty percent (40%) and in exchange, agreed to pay each recipient employed by the Company his or her applicable federal and state income tax withholdings if and when the Performance Awards vest, with such withholding amounts calculated as if the Performance Awards were for the full number of shares of common stock that the Committee determined to be reasonable (and not the reduced number) and based upon the fair market value of our common stock on each date of vesting.  The withholding amounts so paid by the Company shall be treated and reported as bonus compensation to the Performance Award recipients.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

The following summarizes our restricted stock awards transaction activity for fiscal year ended April 30, 2010:
Restricted Stock	Shares	Weighted Average Exercisable Price
Unvested, May 1, 2009	-	$-
Granted	371,250	$2.97
Vested	-	$-
Canceled or expired	-	$-
Unvested, April 30, 2010	371,250	$2.97

The weighted-average grant date fair value of restricted stock awards granted during fiscal year ended April 30, 2010, was $2.97.  Although no restricted stock awards vested or were issued during the fiscal years ended April 30, 2010, we deemed it probable at April 30, 2010 that 74,250 Performance Awards would vest by their Target Date and as a result we recognized $193,000 in share-based compensation expense and $172,000 as bonus compensation for the taxes to be paid on behalf of the Performance Awards recipients in the accompanying consolidated financial statements during fiscal year 2010.  As of April 30, 2010, total unrecognized share-based compensation and bonus compensation related to Performance Awards deemed probable to vest at April 30, 2010, was $9,000 and $7,000, respectively.  These costs were recognized in May 2010 upon achievement of the milestone.

Share-based Compensation Expense – Total share-based compensation expense related to employee stock options and employee restricted stock awards for the years ended April 30, 2010, 2009 and 2008 was comprised of the following:

	2010	2009	2008
Research and development	$671,000	$475,000	$534,000
Selling, general and administrative	637,000	382,000	295,000
Total share-based compensation expense	$1,308,000	$857,000	$829,000

Share-based compensation from:
Stock options	$1,115,000	$857,000	$829,000
Restricted stock awards	193,000	-	-
	$1,308,000	$857,000	$829,000

Periodically, we grant stock options and restricted stock awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation.  The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable.  Share-based compensation expense recorded during fiscal years 2010, 2009 and 2008 associated with stock options granted to non-employees amounted to $87,000, $9,000 and $21,000, respectively.  Share-based compensation expense recorded during fiscal years 2010, 2009 and 2008 associated with restricted stock awards granted to non-employees amounted to $26,000, $0 and $0, respectively.

Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

9.            WARRANTS

Granted - As of April 30, 2010, we had warrants outstanding to purchase up to 338,410 shares of our common stock at an exercise price of $1.48 per share and an expiration date of December 19, 2013.  These warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008, as further discussed in Note 4.  There were no warrants granted during fiscal years 2010 and 2008.

Exercised - During fiscal year 2008, warrants to purchase 10,684 shares of our common stock were exercised for net proceeds of $46,000.  There were no warrants exercised during fiscal years 2010 and 2009.

Subsequent to April 30, 2010, 118,443 warrants were exercised on a cashless basis in exchange for 74,802 shares of our common stock.

10.           INCOME TAXES

We are primarily subject to U.S. federal and California state jurisdictions.  To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

At April 30, 2010, we had total deferred tax assets of $4,330,000.  Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our total deferred tax assets.  Additionally, the future utilization of our net operating loss and general business and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.  We have not yet performed a Section 382 analysis to determine the limitation of the net operating loss and general business and research and development credit carry forwards.  Until this analysis has been performed, we have removed the deferred tax assets for net operating losses of $77,381,000 and general business and research and development credits of $118,000 generated through April 30, 2010 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance.  When this analysis is finalized, we plan to update our unrecognized benefits for uncertainty in income taxes.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

At April 30, 2010, we had federal net operating loss carry forwards and tax credit carry forwards of approximately $193,858,000 and $118,000, respectively.  The net operating loss carry forwards expire in fiscal years 2011 through 2030.  The net operating losses of $2,925,000 applicable to Vascular Targeting Technologies, our wholly-owned subsidiary, can only be offset against future income of that subsidiary.  The tax credit carry forwards begin to expire in fiscal year 2011 and are available to offset the future taxes of our subsidiary.  We also have state net operating loss carry forwards of approximately $129,748,000 at April 30, 2010, which begin to expire in fiscal year 2015.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

The provision for income taxes consists of the following for the three years ended April 30, 2010:

	2010	2009	2008
Provision for federal income taxes at statutory rate	$(4,929,000)	$(5,618,000)	$(7,880,000)
State income taxes, net of federal benefit	(799,000)	(926,000)	(1,309,000)
Expiration and adjustment of loss carry forwards	7,448,000	3,917,000	64,484,000
Change in valuation allowance	(1,997,000)	2,405,000	(55,510,000)
Other, net	277,000	222,000	215,000
Income tax (expense) benefit	$-	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.  Significant components of our deferred tax assets at April 30, 2010 and 2009 are as follows:

	2010	2009
Stock-based compensation	$2,249,000	$1,988,000
Deferred revenue	989,000	3,046,000
Accrued liabilities	1,092,000	1,293,000

Total deferred tax assets	4,330,000	6,327,000
Less valuation allowance	(4,330,000)	(6,327,000)

Net deferred tax assets	$-	$-

11.           BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all full-time employees who are at least the age of 21 and have three or more months of continuous service.  The Plan provides for employee contributions of up to 100% of their compensation or a maximum of $16,500.  We are not required to make matching contributions under the Plan and we have made no matching contributions to the Plan since its inception through December 31, 2009.  Effective January 1, 2010, the Company has voluntarily agreed to match 50% of employee contributions of up to the first 6% of a participant’s annual salary for all Plan contributions, subject to certain IRS limitations. Under the Plan, each participating employee is fully vested in his or her contributions to the Plan and Company contributions to the Plan will fully vest after six years of service.

12.           SEGMENT REPORTING

Our business is organized into two reportable operating segments and both operate in the U.S..  Peregrine is engaged in the research and development of first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  Avid is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

The accounting policies of the operating segments are the same as those described in Note 2.  We evaluate the performance of our contract manufacturing services segment based on gross profit or loss from third-party customers.  However, our products in the research and development segment are not evaluated based on gross profit or loss, but rather based on scientific progress of the technologies.  As such, gross profit is only provided for our contract manufacturing services segment in the below table.  All revenues shown below are derived from transactions with external customers.

Segment information is summarized as follows:

	2010	2009	2008
Contract manufacturing services revenue	$13,204,000	$12,963,000	$5,897,000
Cost of contract manufacturing services	8,716,000	9,064,000	4,804,000
Gross profit	$4,488,000	$3,899,000	$1,093,000

Revenue from products in research and development	$14,739,000	$5,188,000	$196,000
Research and development expense	(24,658,000)	(18,424,000)	(18,279,000)
Selling, general and administrative expense	(8,182,000)	(6,979,000)	(7,150,000)
Other income (expense), net	(881,000)	(208,000)	964,000
Net loss	$(14,494,000)	$(16,524,000)	$(23,176,000)

Revenue generated from our contract manufacturing segment was from the following customers:

	2010	2009	2008
Customer revenue as a percentage of revenue:
United States (customer A)	32%	57%	84%
United States (customer B)	15%	1%	0%
Germany (one customer)	23%	25%	7%
Canada (one customer)	30%	16%	3%
Other customers	0%	1%	6%
Total	100%	100%	100%

Revenue generated from our products in our research and development segment was from the following sources:

	2010	2009	2008
Government contract revenue (see Note 2)	$14,496,000	$5,013,000	$-
License revenue (see Note 6)	243,000	175,000	196,000
Total	$14,739,000	$5,188,000	$196,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010 (continued)

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:
	2010	2009
Long-lived Assets, net:
Contract manufacturing services	$1,311,000	$1,531,000
Products in research and development	158,000	150,000
Total	$1,469,000	$1,681,000

14.           SUBSEQUENT EVENTS

On May 3, 2010, we entered into two separate agreements (the “Agreements”) with an unrelated entity to develop our Tumor Necrosis Therapy (“TNT”) technologies in certain Asia-Pacific Economic Cooperation (APEC) countries.  Under the terms of the Agreements, we have agreed to sub-license certain non-exclusive licenses rights and agreed to assign certain exclusive development and commercialization rights under our TNT program in certain APEC countries.  We have retained exclusive rights to our TNT program in the U.S., European Union countries, and other select countries internationally.  Under the terms of the Agreements, we will receive aggregate  fees in the amount of $500,000 to be paid over a period of two years and annual maintenance fees ranging from $100,000 to $250,000, as defined in the Agreements beginning May 2011 through 15 years following the date of the first commercial sale.  In addition, we could also receive double digit royalties on net sales, as defined in the Agreements.

On June 22, 2010, we entered into an At Market Sales Issuance Agreement with McNicoll, Lewis & Valk LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $15,000,000 (Note 7).

15.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	2010	2010	2009	2009	2009	2009	2008	2008
Net revenues	$4,420,000	$9,877,000	$6,896,000	$6,750,000	$7,867,000	$6,826,000	$1,941,000	$1,517,000
Gross profit (a)	$652,000	$1,071,000	$1,768,000	$997,000	$1,617,000	$1,672,000	$320,000	$290,000
Loss from operations	$(7,569,000)	$(1,317,000)	$(2,537,000)	$(2,190,000)	$(3,372,000)	$(3,234,000)	$(4,550,000)	$(5,160,000)
Net loss	$(7,741,000)	$(1,538,000)	$(2,787,000)	$(2,428,000)	$(3,609,000)	$(3,332,000)	$(4,497,000)	$(5,086,000)

Basic and diluted loss per common share (b)	$(0.16)	$(0.03)	$(0.06)	$(0.05)	$(0.09)	$(0.07)	$(0.10)	$(0.11)

(a)  Gross profit represents contract manufacturing revenue less cost of contract manufacturing.
(b)  Basic and diluted loss per common share for each fiscal quarter prior to October 31, 2009, have been adjusted to reflect a 1-for-5 reverse stock split, which was effective at the close of business on October 16, 2009 (Note 2).

PEREGRINE PHARMACEUTICALS, INC.	SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2010

	Balance at		Charged		Balance
	Beginning	Charged	to deferred		at end
Description	of period	to expense	revenue	Deductions	of period
Valuation reserve for trade and other receivables, and unbilled amounts
Year ended April 30, 2008	$-	$-	$-	$-	$-
Year ended April 30, 2009	$-	$-	$51,000	$-	$51,000
Year ended April 30, 2010	$51,000	$20,000	$202,000	$(51,000)	$222,000