Form 10-Q
period 2010-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2010-09-09
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
Yes  ☐     No  ☒

As of August 31, 2010, there were 56,190,285 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2010	APRIL 30, 2010
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,983,000	$19,681,000
Trade and other receivables, net	1,292,000	1,481,000
Government contract receivables	590,000	367,000
Inventories, net	4,692,000	3,123,000
Debt issuance costs, current portion	94,000	122,000
Prepaid expenses and other current assets, net	1,703,000	2,004,000

Total current assets	26,354,000	26,778,000

PROPERTY:
Leasehold improvements	713,000	697,000
Laboratory equipment	4,278,000	4,221,000
Furniture, fixtures, office equipment and software	1,364,000	917,000

	6,355,000	5,835,000
Less accumulated depreciation and amortization	(4,504,000)	(4,366,000)

Property, net	1,851,000	1,469,000

OTHER ASSETS:
Debt issuance costs, less current portion	8,000	21,000
Other assets	1,088,000	1,067,000

Total other assets	1,096,000	1,088,000

TOTAL ASSETS	$29,301,000	$29,335,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JULY 31, 2010	APRIL 30, 2010
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,681,000	$2,259,000
Accrued clinical trial site fees	1,762,000	2,666,000
Accrued payroll and related costs	1,773,000	1,623,000
Notes payable, current portion and net of discount	1,946,000	1,893,000
Deferred revenue	3,719,000	2,406,000
Deferred government contract revenue	47,000	78,000
Customer deposits	2,191,000	2,618,000
Other current liabilities	1,039,000	860,000

Total current liabilities	15,158,000	14,403,000

Notes payable, less current portion and net of discount	712,000	1,315,000
Deferred revenue	125,000	-
Other long-term liabilities	469,000	210,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 55,784,955 and 53,094,896, respectively	56,000	53,000
Additional paid-in capital	282,330,000	275,208,000
Accumulated deficit	(269,549,000)	(261,854,000)

Total stockholders’ equity	12,837,000	13,407,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,301,000	$29,335,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	July 31, 2010	July 31, 2009
	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$983,000	$2,070,000
Government contract revenue	2,111,000	4,671,000
License revenue	115,000	9,000
Total revenues	3,209,000	6,750,000

COSTS AND EXPENSES:
Cost of contract manufacturing	1,156,000	1,073,000
Research and development	7,067,000	6,074,000
Selling, general and administrative	2,498,000	1,793,000
Total costs and expenses	10,721,000	8,940,000

LOSS FROM OPERATIONS	(7,512,000)	(2,190,000)

OTHER INCOME (EXPENSE):
Interest and other income	18,000	40,000
Interest and other expense	(201,000)	(278,000)

NET LOSS	$(7,695,000)	$(2,428,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	54,357,574	46,808,791

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.05)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JULY 31,
	2010	2009
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,695,000)	$(2,428,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,000	116,000
Share-based compensation	643,000	162,000
Amortization of discount on notes payable and debt issuance costs	108,000	126,000
Amortization of expenses paid in shares of common stock	239,000	-
Changes in operating assets and liabilities:
Trade and other receivables	189,000	55,000
Government contract receivables	(223,000)	495,000
Inventories, net	(1,569,000)	(1,470,000)
Prepaid expenses and other current assets, net	62,000	475,000
Other non-current assets	129,000	(12,000)
Accounts payable	416,000	(452,000)
Accrued clinical trial site fees	(904,000)	138,000
Accrued payroll and related costs	150,000	155,000
Deferred revenue	1,438,000	1,979,000
Deferred government contract revenue	(31,000)	(1,539,000)
Customer deposits	(427,000)	(1,321,000)
Other accrued expenses and current liabilities	266,000	(93,000)

Net cash used in operating activities	(7,071,000)	(3,614,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(514,000)	-
Decrease (increase) in other assets	30,000	(43,000)

Net cash used in investing activities	(484,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $162,000 and $305,000, respectively	6,482,000	6,590,000
Principal payments on notes payable and capital leases	(625,000)	(173,000)
Net cash provided by financing activities	5,857,000	6,417,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,698,000)	2,760,000

CASH AND CASH EQUIVALENTS, beginning of period	19,681,000	10,018,000

CASH AND CASH EQUIVALENTS, end of period	$17,983,000	$12,778,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under capital lease	$180,000	$-
Accounts payable for purchase of property	$6,000	$9,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 (unaudited)

1.           ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a clinical-stage biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  The Company is advancing three independent Phase II oncology programs as well as a Phase I hepatitis C virus (“HCV”) program with its lead product candidates bavituximab and Cotara®.  Peregrine also has in-house manufacturing capabilities through its wholly owned subsidiary Avid Bioservices, Inc. (“Avid”), which provides integrated biomanufacturing services for both Peregrine and outside customers on a fee-for-service basis.

2.           BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements.  These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.  The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments.  Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

The interim unaudited condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc., and its wholly owned subsidiary, Avid Bioservices, Inc.  All intercompany accounts and transactions have been eliminated in the interim unaudited condensed consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, as well as disclosures of commitments and contingencies in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reverse Stock Split

On October 16, 2009, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of one-for-five.  The reverse stock split was effective at the close of business on October 16, 2009.  All fractional shares created by the reverse stock split were rounded up to the nearest whole share.  All historical share and per share amounts have been adjusted to reflect the reverse stock split.

Reclassification

Certain comparative amounts in the interim unaudited condensed consolidated financial statements for the quarter ended July 31, 2009 have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported operating expenses or net loss.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 (unaudited) (continued)

At July 31, 2010, we had $17,983,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the quarter ended July 31, 2010, we raised $6,644,000 in gross proceeds.  As of July 31, 2010, gross proceeds of up to $23,924,000 remained available under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the third quarter ending January 31, 2011 of our current fiscal year based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 7), in the event our government contract with the Transformational Medical Technologies (“TMT”) is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $2,173,000 as of July 31, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the third quarter of our current fiscal year unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We currently derive revenue from the following three sources:  (i) contract manufacturing services provided by Avid, (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development, and (iii) government contract revenues for services provided under a government contract awarded to Peregrine through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 (unaudited) (continued)

In addition, we also follow the authoritative guidance when reporting revenue as gross when we act as a principal versus reporting revenue as net when we act as an agent.  For transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and perform a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services and research and development expense for services provided under our contract with the TMT.

Contract Manufacturing Revenue - Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.  There was no revenue recognized under a “bill-and-hold” arrangement during the quarter ended July 31, 2010.

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

If a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with the authoritative guidance.  Under multiple element arrangements, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element.  If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, the arrangement would then be accounted for as a single unit of accounting, and revenue is recognized over the estimated period of when the performance obligation(s) are performed.

In addition, under certain circumstances, when there is objective and reliable evidence of the fair value of the undelivered items in an arrangement, but no such evidence for the delivered items, we utilize the residual method to allocate the consideration received under the arrangement.  Under the residual method, the amount of consideration allocated to delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items, and revenue is recognized upon delivery of the undelivered items based on the relative fair value of the undelivered items.

Revenue recognized under licensing agreements is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned as of the period ending date.  Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying unaudited condensed consolidated financial statements.

Non-refundable annual license fees are recognized as revenue on the anniversary date of the agreement in accordance with the authoritative guidance for revenue recognition.  Milestone payments are recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (ii) the fees are non-refundable, and (iii) there is no continuing performance obligations associated with the milestone payment.  Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue in the accompanying unaudited condensed consolidated financial statements.

Government Contract Revenue - On June 30, 2008, we were awarded up to a five-year government contract (the “Government Contract”) potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The contract was awarded through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.  This Government Contract was originally expected to provide us with up to $22.3 million in funding over an initial two-year base period ending June 29, 2010.  However, the Government Contract was subsequently extended for several weeks for no additional funding to complete ongoing pre-clinical studies and to determine potential next steps under the Government Contract. As of the filing date of this Form 10-Q, we have not received notification from the TMT regarding whether or not the base period has been extended or if we will receive additional funding beyond the base period. Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMT beyond the base period to cover up to $44.4 million in funding through the exercise of one-year option periods not to exceed the government’s maximum five-year period for contracts. However, due to the uncertainty regarding the extension of the contract beyond the base period, there is no guarantee we will receive additional funding beyond what was allocated to the base period.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 (unaudited) (continued)

The Government Contract is classified as a “cost-plus-fixed-fee” contract.  We recognize government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts.  Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs.  In addition, we receive a fixed fee for our efforts equal to 9.9% of the reimbursable costs incurred under the Government Contract, which is unconditionally earned as allowable costs are billed and is not contingent on success factors.  Reimbursable costs under this Government Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.  However, when amounts billable, including the fixed fee, are not reasonably related to the proportionate performance of the total work or services to be performed, we recognize revenue on a proportional performance basis.  In addition, reimbursable costs, including the fixed fee, associated with manufacturing services are recognized as revenue once delivery (or passage of title) has occurred.  Amounts billable (including the fixed fee) prior to satisfying revenue recognition criteria are classified as deferred government contract revenue in the accompanying unaudited condensed consolidated financial statements.

Fair Value of Financial Instruments

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

As of July 31, 2010, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 (unaudited) (continued)

Share-Based Compensation

We account for stock options and restricted stock awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation.  The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, and is recognized as expense on a straight-line basis over the requisite service periods.  Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period.  Share-based compensation expense for a share-based payment with a performance condition is recognized on a straight-line basis over the requisite service period when the achievement of the performance condition is determined to be probable.  If a performance condition is not determined to be probable or is not met, no share-based compensation is recognized and any previously recognized compensation expense is reversed.

In addition, we periodically grant stock options and restricted stock awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation.  The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable.  In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the remeasurement is recognized in the current period.

Total share-based compensation expense related to stock options and restricted stock awards for the three-month period ended July 31, 2010 and 2009 are included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended July 31,
	2010	2009
Research and development	$254,000	$84,000
Selling, general and administrative	389,000	78,000
Total share-based compensation expense	$643,000	$162,000

Share-based compensation from:
Stock options	$634,000	$162,000
Restricted stock awards	9,000	-
	$643,000	$162,000

As of July 31, 2010, the total estimated unrecognized compensation cost related to non-vested stock options was $4,230,000.  This cost is expected to be recognized over a weighted average vesting period of 1.74 years based on current assumptions.

As of July 31, 2010, there was no unrecognized compensation cost related to non-vested restricted stock awards as we did not deem it probable at July 31, 2010 that any of the predetermined performance conditions underlying the non-vested performance-based restricted stock awards would be achieved by their respective targeted attainment dates, which range from September 30, 2010 through July 15, 2011.

Comprehensive Loss

Comprehensive loss is equal to net loss for all periods presented.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 (unaudited) (continued)

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options, stock awards and warrants in accordance with the authoritative guidance.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, stock awards and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three months ended July 31, 2010 and 2009.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, stock awards and warrants to purchase up to 275,069 and 639,462 shares of common stock for the three months ended July 31, 2010 and 2009, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options, stock awards and warrants to purchase up to 4,345,641 and 1,736,693 shares of common stock for the three months ended July 31, 2010 and 2009, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

4.           NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In October 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables.  This guidance will be effective for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010, which will be our fiscal year 2012, with earlier application permitted.  We have not yet evaluated the potential impact of adopting this guidance on our consolidated financial statements.

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

5.           ACCOUNTS RECEIVABLE

Accounts receivable is recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary.  Trade and other receivables primarily include amounts billed for contract manufacturing services provided by Avid (“trade” receivables).  Government contract receivables include amounts billed under our contract with the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.

We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  With respect to our trade and other receivables, we determined a $20,000 allowance for doubtful accounts was necessary based on our analysis as of July 31, 2010.  With respect to our government contract receivables, we have not recorded an allowance for doubtful accounts as of July 31, 2010 based on our analysis.

6.           INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid.

Inventories consist of the following at July 31, 2010 and April 30, 2010:

	July 31, 2010	April 30, 2010
Raw materials	$1,718,000	$1,243,000
Work-in-process	2,974,000	1,880,000
Total inventories, net	$4,692,000	$3,123,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 (unaudited) (continued)

  7.           NOTE PAYABLE

On December 9, 2008, we entered into a loan and security agreement whereby we borrowed $5,000,000 (“Loan Agreement”) from MidCap Financial LLC and BlueCrest Capital Finance, L.P (collectively, the “Lenders”).

Under the Loan Agreement, the outstanding principal balance each month will bear interest at the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9% (12% from inception to July 31, 2010).  The Loan Agreement allowed for interest-only payments during the initial six (6) months through July 2009 followed by thirty (30) equal monthly principal payments plus interest.  The Loan Agreement, which is secured by generally all assets of the Company, contains customary covenants that, among other things, generally restrict our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant, whereby if our contract with the TMT is terminated while the loan is outstanding, we would be required to set aside cash and cash equivalents in an amount equal to at least 80% of the outstanding loan balance (or $2,173,000 as of July 31, 2010) in a secured account over which we will not be permitted to make withdrawals or otherwise exercise control.  Moreover, the Loan Agreement includes a Material Adverse Change clause whereby if there is a material impairment in the priority of Lenders’ lien in the collateral or in the value of such collateral, or if we encounter a material adverse change in our business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan, then an event of default can be invoked by the Lenders.  As of July 31, 2010, we are in compliance with all Loan Agreement covenants.

In connection with the Loan Agreement, we issued warrants to purchase an aggregate of 338,410 shares of our common stock at an exercise price of $1.48 per share.  The fair value of the warrants was $414,000, and this amount was credited to additional paid-in capital and reduced the carrying value of the debt, reflected as a debt discount in the accompanying unaudited condensed consolidated financial statements.  The debt discount is being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  The fair value of the warrants was determined using the Black-Scholes model with the following assumptions:  estimated volatility of 70.72%; risk free interest rate of 2.00%; an expected life of five years; and no dividend yield.

In connection with the Loan Agreement, we also incurred $469,000 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and the short-term and long-term portions of these costs are included in current assets and other long-term assets, respectively, in the accompanying unaudited condensed consolidated balance sheets and are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  Included in debt issuance costs is a final payment fee of $150,000, which is due and payable on the maturity date of the outstanding loan balance, and is equal to 3% of the total amount funded under the Loan Agreement.  The final payment fee payable of $150,000 is classified as other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

As of July 31, 2010, we will make the following principal payments under the Loan Agreement in the years ending April 30,

2011	$1,383,000
2012	1,333,000
Total	$2,716,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 (unaudited) (continued)

8.           STOCKHOLDERS’ EQUITY

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

On July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.  As of July 31, 2010, gross proceeds of up to $23,924,000 remained available under the July 2009 Shelf.

Also on July 14, 2009, we entered into a separate At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement were sold at market prices.  During the quarter ended July 31, 2010, we had sold 1,925,565 shares of common stock at market prices under the July 2009 AMI Agreement for aggregate gross proceeds of $5,568,000 before deducting commissions and other issuance costs of $133,000.  As of July 31, 2010, we had raised the entire $25,000,000 available under the July 2009 AMI Agreement.

On June 22, 2010, we entered into an At Market Issuance Agreement (“June 2010 AMI Agreement”) with McNicoll, Lewis & Valk LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $15,000,000.  Shares of common stock sold under this arrangement were (or will be) sold at market prices.  During the quarter ended July 31, 2010, we had sold 615,442 shares of common stock at market prices under the June 2010 AMI Agreement for aggregate gross proceeds of $1,076,000 before deducting commissions and other issuance costs of $29,000.

Subsequent to July 31, 2010 and through August 31, 2010, we had sold 395,413 shares of common stock at market prices under the June 2010 AMI Agreement for aggregate gross proceeds of $634,000.  As of August 31, 2010, gross proceeds of $13,290,000 remained available under the June 2010 AMI Agreement.

As of July 31, 2010, we have reserved 5,803,675 additional shares of our common stock which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under the July 2009 Shelf, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option and restricted stock award grants and available for issuance under our equity compensation plans	5,583,708
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	5,803,675

9.           STOCK OPTIONS, RESTRICTED STOCK AWARDS, AND WARRANTS

Stock Options

The following summarizes our stock option transaction activity for the three months ended July 31, 2010:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2010	5,013,692	$4.49
Granted	76,076	$1.96
Exercised	-	$-
Canceled or expired	(65,204)	$5.07
Outstanding, July 31, 2010	5,024,564	$4.44

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 (unaudited) (continued)

Restricted Stock Awards

The following summarizes our performance-based restricted stock awards transaction activity for the quarter ended July 31, 2010:

Restricted Stock	Shares	Weighted Average Exercisable Price
Unvested, May 1, 2010	371,250	$2.97
Granted	-	-
Vested	(74,250)	$2.97
Canceled or expired	-	-
Unvested, July 31, 2010	297,000	$2.97

Warrants

During the quarter ended July 31, 2010, 118,443 warrants were exercised on a cashless basis in exchange for 74,802 shares of our common stock.  As of July 31, 2010, we had warrants outstanding to purchase up to 219,967 shares of our common stock at an exercise price of $1.48 per share with an expiration date of December 19, 2013.  The aforementioned warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008, as further discussed in Note 8.  There were no warrants granted during the quarter ended July 31, 2010.

10.           SEGMENT REPORTING

Our business is organized into two reportable operating segments and both operate in the U.S.  Peregrine is engaged in the research and development of monoclonal antibodies for the treatment of cancer and viral infections.  Avid is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

The accounting policies of the operating segments are the same as those described in Note 3.  We evaluate the performance of our contract manufacturing services segment based on gross profit or loss from third-party customers.  However, our products in the research and development segment are not evaluated based on gross profit or loss, but rather based on scientific progress of the technologies.  As such, gross profit or loss is only provided for our contract manufacturing services segment in the below table.  All revenues shown below are derived from transactions with external customers.

Segment information is summarized as follows:

	Three Months Ended July 31,
	2010	2009

Contract manufacturing services revenue	$983,000	$2,070,000
Cost of contract manufacturing services	1,156,000	1,073,000
Gross (loss) profit	(173,000)	997,000

Revenue from products in research and development	2,226,000	4,680,000
Research and development expense	(7,067,000)	(6,074,000)
Selling, general and administrative expense	(2,498,000)	(1,793,000)
Other income (expense), net	(183,000)	(238,000)
Net loss	$(7,695,000)	$(2,428,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 (unaudited) (continued)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended July 31,
	2010	2009
United States (one customer)	98%	34%
Canada (one customer)	0%	50%
Other customers	2%	16%
Total customer revenues as a percentage of revenue	100%	100%

Revenue generated from our products in our research and development segment was from the following sources:

	Three Months Ended July 31,
	2010	2009
Government contract revenue (Note 3)	$2,111,000	$4,671,000
License revenue	115,000	9,000
	$2,226,000	$4,680,000

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	July 31, 2010	April 30, 2010
Long-lived Assets, net:
Contract manufacturing services	$1,309,000	$1,311,000
Products in research and development	542,000	158,000
Total long-lived assets, net	$1,851,000	$1,469,000

11.           LICENSING AGREEMENTS

During May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our Tumor Necrosis Therapy (“TNT”) technologies in certain Asia-Pacific Economic Cooperation (APEC) countries.  Under the terms of the Agreements, we have agreed to sub-license certain non-exclusive licenses rights and agreed to assign certain exclusive development and commercialization rights under our TNT program in certain APEC countries.  We have retained exclusive rights to our TNT program in the U.S., European Union countries, and other select countries internationally.  Under the terms of the Agreements, we will receive aggregate fees in the amount of $500,000 to be paid over a period of two years and annual maintenance fees ranging from $100,000 to $250,000, as defined in the Agreements beginning May 2011 through 15 years following the date of the first commercial sale.  In addition, we could also receive low double digit royalties on net sales, as defined in the Agreements.  In accordance with the terms of the Agreements, we are obligated to deliver certain purchased patents, know-how and materials (the “Purchased Assets”), and we are obligated to supply certain quantities of research materials as defined in the Agreements.  In addition, we have also agreed to provide certain manufacturing services, provided such manufacturing services are requested by the unrelated entity within a certain period of time and for certain agreed upon fees as defined in the Agreements.  We have determined that, pursuant to the authoritative guidance for revenue recognition for multiple element arrangements, there was objective and reliable evidence of fair value of the undelivered elements (manufacturing commitment services) in the arrangement, but no such evidence of fair value for any other element in the arrangement.  Therefore, we utilize the residual method to allocate the consideration received under the arrangement.  Under the residual method, the amount of consideration allocated to all other elements in the arrangement (delivered and undelivered) equals the total arrangement consideration less the aggregate fair value of the undelivered elements with stand alone fair value (manufacturing commitment services ).  To date, we have allocated the total arrangement consideration to the undelivered elements with stand alone fair value (manufacturing commitment services) since the fair value of these undelivered elements exceeded the total consideration received to date under the arrangement.  As such, we will recognize revenue under the Agreements upon delivery of these manufacturing services based on the relative fair value of the services.  To date, we have not recognized any revenue under these Agreements.  Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying unaudited condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2010 (unaudited) (continued)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a clinical-stage biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  We are advancing three independent Phase II oncology programs as well as our Phase I hepatitis C virus (“HCV”) program with our first-in-class compounds bavituximab and Cotara.

Bavituximab is a first-in-class phosphatidylserine (“PS”)-targeting monoclonal antibody that represents a new approach to treating cancer and has demonstrated broad-spectrum potential in multiple solid tumors.  PS is a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for anti-cancer treatments.  PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor.  Our Phase II single-arm trial in lung cancer demonstrated promising results compared to data from separate historical control trials, leading us to initiate two new randomized Phase IIb trials in non-small cell lung cancer (“NSCLC”).

In June 2010, we announced that we initiated a randomized Phase IIb trial evaluating bavituximab in combination with standard chemotherapy in patients with refractory NSCLC, which represents a significant unmet medical need.  In July 2010, we initiated a second randomized Phase IIb trial evaluating bavituximab in combination with chemotherapy in patients with front-line NSCLC.  By the end of 2010, we plan to initiate additional company and investigator-sponsored clinical trials.  Our investigator-sponsored trials (“IST”) program is a cost-effective way to generate insight into bavituximab’s mechanism of action, augment our safety database, and evaluate new combination therapy approaches to treating cancer patients.

Our novel brain cancer therapy Cotara is a targeted monoclonal antibody linked to a radioisotope that is administered directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue.  Cotara is currently in a Phase II safety and efficacy study designed to treat up to 40 patients at first relapse and enrollment is expected to be completed by year-end.  Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the U.S. Food and Drug Administration.

In addition to our clinical programs, on June 30, 2008, we were awarded up to a five-year government contract (the “Government Contract”) potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The contract was awarded through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.  This Government Contract was originally expected to provide us with up to $22.3 million in funding over an initial two-year base period ending June 29, 2010.  However, the Government Contract was subsequently extended for several weeks for no additional funding to complete ongoing pre-clinical studies and to determine potential next steps under the Government Contract.  As of the filing date of this Form 10-Q, we have not received notification from the TMT regarding whether or not the base period has been extended or if we will receive additional funding beyond the base period. Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMT beyond the base period to cover up to $44.4 million in funding through the exercise of one-year option periods not to exceed the government’s maximum five-year period for contracts.  However, due to the uncertainty regarding the extension of the contract beyond the base period, there is no guarantee we will receive additional funding beyond what was allocated to the base period.

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

At July 31, 2010, we had $17,983,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the quarter ended July 31, 2010, we raised $6,644,000 in gross proceeds.  As of July 31, 2010, gross proceeds of up to $23,924,000 remained available under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the third quarter ending January 31, 2011 of our current fiscal year based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 7), in the event our government contract with the Transformational Medical Technologies is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $2,173,000 as of July 31, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the third quarter of our current fiscal year unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2010 and 2009.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended July 31,
	2010	2009	$ Change
REVENUES:
Contract manufacturing revenue	$983,000	$2,070,000	$(1,087,000)
Government contract revenue	2,111,000	4,671,000	(2,560,000)
License revenue	115,000	9,000	106,000
Total revenues	3,209,000	6,750,000	(3,541,000)

COSTS AND EXPENSES:
Cost of contract manufacturing	1,156,000	1,073,000	83,000
Research and development	7,067,000	6,074,000	993,000
Selling, general & administrative	2,498,000	1,793,000	705,000

Total costs and expenses	10,721,000	8,940,000	1,781,000

LOSS FROM OPERATIONS	(7,512,000)	(2,190,000)	(5,322,000)

OTHER INCOME (EXPENSE):
Interest and other income	18,000	40,000	(22,000)
Interest and other expense	(201,000)	(278,000)	77,000

NET LOSS	$(7,695,000)	$(2,428,000)	$(5,267,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue.

The decrease in contract manufacturing revenue of $1,087,000 (or 53%) during the three months ended July 31, 2010, compared to the same period in the prior year was primarily due to a decrease in the level of services provided to third-party customers compared to the same period of the prior year.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

Government Contract Revenue.

Government contract revenue stems from our contract with the TMT of the U.S. Department of Defense's Defense Threat Reduction Agency.  The purpose of the contract is to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The decrease in government contract manufacturing revenue of $2,560,000 (or 55%) during the three months ended July 31, 2010 compared to the same period in the prior year was due to a decrease in research and development services performed under the contract as manufacturing activities have decreased compared to the prior year period in accordance with the project plan.

As of July 31, 2010, we have recognized $21,620,000 in total government contract revenue under this contract, of which we recognized $2,111,000 during the three months ended July 31, 2010.  The contract was expected to provide us with up to $22.3 million in funding over an initial 24-month base period ending June 29, 2010.  However, the Government Contract was subsequently extended for several weeks for no additional funding to complete ongoing pre-clinical studies and to determine potential next steps under the Government Contract.  As of the filing date of this Form 10-Q, we have not received any written notification from the TMT regarding any additional funding beyond the base period.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMT beyond the base period to cover up to $44.4 million in funding through the exercise of one-year option periods not to exceed the government’s maximum five-year period for contracts.  In addition, subject to the progress of the program and budgetary considerations, the contract can be canceled by the TMT at any time.  Due to the uncertainty regarding the extension of the contract beyond the base period, it is difficult for us to estimate if we are going to continue to recognize revenue under this contract beyond the extended base period.

In addition to our current government contract with the TMT, we are also actively applying for additional government contracts and grants to support our oncology and anti-viral programs.  However, due to the uncertainty of government funding and our ability to successfully secure additional government contracts or grants, we cannot estimate with any certainty future government contract revenue in addition to our current government contract during the remainder of fiscal year 2011.

License Revenue.

The increase in license revenue of $106,000 during the three months ended July 31, 2010 compared to the same period in the prior year was directly related to revenue recognized  under a license agreement we entered into with an unrelated entity during July 2009 associated with our anti-VEGF antibody program.  In addition, since the license agreement was signed during July 2009, there was no corresponding revenue generated during the first two months of the prior year quarter ended July 31, 2009.

Although we expect to continue to recognize license revenue under our license agreements with unrelated entities during the remainder of the current fiscal year, we do not expect such revenue to be significant.

Cost of Contract Manufacturing.

The increase in cost of contract manufacturing of $83,000 (or 8%) during the three months ended July 31, 2010 compared to the same period in the prior year was primarily due to the write-off of unusable work-in-process inventory.  We expect to continue to incur contract manufacturing costs during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

The increase in research and development (“R&D”) expenses of $993,000 (or 16%) during the three months ended July 31, 2010 compared to the same period in the prior year is due to the following changes associated with each of our following platform technologies under development:

Technology Platform	R&D Expenses-Quarter Ended July 31, 2010	R&D Expenses-Quarter Ended July 31, 2009	$ Change
PS-Targeting (bavituximab)	$6,281,000	$5,173,000	$1,108,000
TNT (Cotara)	746,000	696,000	50,000
Other	40,000	205,000	(165,000)
Total R&D Expenses	$7,067,000	$6,074,000	$993,000

o
PS-Targeting Technology Platform (bavituximab) – The increase in PS-Targeting program expenses of $1,108,000 during the three months ended July 31, 2010 compared to the same period in the prior year was primarily due to increases in clinical trial and related expenses, payroll and related expenses, and consulting fees to support the advancement of our bavituximab clinical program.  During the current quarter, we initiated two separate randomized multi-center Phase IIb clinical trials using bavituximab in combination with chemotherapy for the treatment of patients with refractory and front-line non-small cell lung cancer (NSCLC).  The increase in PS-targeting program expenses associated with the advancement of our bavituximab clinical program was offset with a decrease in R&D expenses directly associated with our fully funded contract with TMT to develop bavituximab and a fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections as manufacturing related activities performed under the contract have decreased compared to the same prior year period in accordance with the project plan.

o
Tumor Necrosis Therapy (“TNT”)Technology Platform(Cotara) – TNT program expenses for the three months ended July 31, 2010 remained in line with the same period in the prior year and increased slightly by $50,000 as we continued our efforts to support the advancement of our Cotara clinical program, including continued efforts to complete patient enrollment of our Phase II safety and efficacy trial using Cotara for the treatment of brain cancer by the end of calendar year 2010.

o
Other R&D programs – The decrease in our other R&D program expenses of $165,000 during the three months ended July 31, 2010 compared to the same period in the prior year was primarily due to curtailing our efforts in developing earlier-stage technologies associated with our anti-angiogenesis agents and vascular targeting agents in order to focus our efforts and resources on our current clinical programs.  However, we are actively seeking partners to further develop these technologies.  This decrease in other R&D programs expenses was further supplemented by a decrease in R&D expenses associated with development efforts incurred in the prior year associated with our R84 antibody that was licensed to an unaffiliated entity in July 2009.

During the remainder of the current fiscal year, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with pre-clinical and clinical trial development.  These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of the extension of the government contract with the TMT;
•	the uncertainty of future clinical trial results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the U.S. Food and Drug Administration allowing our studies to move forward from Phase I clinical studies to Phase II and Phase III clinical studies;
•
the uncertainty of the rate at which patients are enrolled into any current or future study.  Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	The uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the third quarter ending January 31, 2011 of our current fiscal year.

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

The increase in selling, general and administrative (“SG&A”) expenses of $705,000 (or 39%) during the three months ended July 31, 2010 compared to the same period in the prior year was primarily due to increases in share-based compensation expense (non-cash) and payroll and related expenses of $311,000 and $210,000, respectively.   The increase in share-based compensation expense was primarily associated with the amortization of the fair value of options granted to employees and directors during the fourth quarter of fiscal year 2010.  The increase in payroll and related expenses was primarily the result of increased headcount and related compensation combined with an increase in consulting fees associated with the increase in SG&A activities.  These increases in SG&A expenses were further supplemented with current quarter increases in other general corporate related expenses.

Interest and Other Income.

The decrease in interest and other income of $22,000 during the three months ended July 31, 2010 compared to the same period in the prior year is primarily due to a decrease in interest income as a result of lower prevailing interest rates during the current year compared to the prior year.

Interest and Other Expense.

The decrease in interest and other expense of $77,000 during the three months ended July 31, 2010 compared to the same period in the prior year was due to a $59,000 decrease in interest expense associated with the $5,000,000 term loan we entered into in December 2008 due to lower outstanding principal balance during the current period.

Critical Accounting Policies

The preparation and presentation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to establish policies and to make estimates and assumptions that affect the amounts reported in our interim unaudited condensed consolidated financial statements. In our judgment, our critical accounting policies, estimates and assumptions have the greatest potential impact on our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances.  Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the following critical accounting policy below updates, and should be considered in addition to, the critical accounting policies previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2010.

Revenue Recognition.

We currently derive revenue from the following three sources:  (i) contract manufacturing services provided by Avid, (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development, and (iii) government contract revenues for services provided under a government contract awarded to Peregrine through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.

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

In addition, we also follow the authoritative guidance when reporting revenue as gross when we act as a principal versus reporting revenue as net when we act as an agent.  For transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and perform a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services and research and development expense for services provided under our contract with the TMT.

Contract Manufacturing Revenue - Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.  There was  no revenue recognized under a “bill-and-hold” during the quarter ended  July 31, 2010.

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

If a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with the authoritative guidance.  Under multiple element arrangements, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element.  If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, the arrangement would then be accounted for as a single unit of accounting, and revenue is recognized over the estimated period of when the performance obligation(s) are performed.

In addition, under certain circumstances, when there is objective and reliable evidence of the fair value of the undelivered items in an arrangement, but no such evidence for the delivered items, we utilize the residual method to allocate the consideration received under the arrangement.  Under the residual method, the amount of consideration allocated to delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items, and revenue is recognized upon delivery of the undelivered items based on the relative fair value of the undelivered items.

Revenue recognized under licensing agreements is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned as of the period ending date.  Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying unaudited condensed consolidated financial statements.

Non-refundable annual license fees are recognized as revenue on the anniversary date of the agreement in accordance with the authoritative guidance for revenue recognition.  Milestone payments are recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event is substantive in nature and the achievement of the milestone is not reasonably assured at the inception of the agreement, (ii) the fees are non-refundable, and (iii) there is no continuing performance obligations associated with the milestone payment.  Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue in the accompanying unaudited condensed consolidated financial statements.

Government Contract Revenue - On June 30, 2008, we were awarded up to a five-year government contract (the “Government Contract”) potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The contract was awarded through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.  This Government Contract was originally expected to provide us with up to $22.3 million in funding over an initial two-year base period ending June 29, 2010.  However, the Government Contract was subsequently extended for several weeks for no additional funding to complete ongoing pre-clinical studies and to determine potential next steps under the Government Contract. As of the filing date of this Form 10-Q, we have not received notification from the TMT regarding whether or not the base period has been extended or if we will receive additional funding beyond the base period. Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMT beyond the base period to cover up to $44.4 million in funding through the exercise of one-year option periods not to exceed the government’s maximum five-year period for contracts. However, due to the uncertainty regarding the extension of the contract beyond the base period, there is no guarantee we will receive additional funding beyond what was allocated to the base period.

The Government Contract is classified as a “cost-plus-fixed-fee” contract.  We recognize government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts.  Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs.  In addition, we receive a fixed fee for our efforts equal to 9.9% of the reimbursable costs incurred under the Government Contract, which is unconditionally earned as allowable costs are billed and is not contingent on success factors.  Reimbursable costs under this Government Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.  However, when amounts billable, including the fixed fee, are not reasonably related to the proportionate performance of the total work or services to be performed, we recognize revenue on a proportional performance basis.  In addition, reimbursable costs, including the fixed fee, associated with manufacturing services are recognized as revenue once delivery (or passage of title) has occurred.  Amounts billable (including the fixed fee) prior to satisfying revenue recognition criteria are classified as deferred government contract revenue in the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

At July 31, 2010, we had $17,983,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the quarter ended July 31, 2010, we raised $6,644,000 in gross proceeds.  As of July 31, 2010, gross proceeds of up to $23,924,000 remained available under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the third quarter ending January 31, 2011 of our current fiscal year based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 7), in the event our government contract with the Transformational Medical Technologies (“TMT”) is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $2,173,000 as of July 31, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the third quarter of our current fiscal year unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2010 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the three months ended July 31, 2010, cash used in operating activities increased $3,457,000 to $7,071,000 compared to $3,614,000 for the three months ended July 31, 2009.  This increase in net cash used in operating activities was primarily due to an increase of $4,543,000 in net loss reported during the current three-month period after taking into consideration non-cash operating expenses offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $1,086,000 .  The decrease in the net change in operating assets and payment or reduction of liabilities was primarily due to net changes associated with receivables, prepaid expenses and other current assets, customer deposits, accrued liabilities, deferred revenue and deferred government contract revenue.  The increase in our current three-month period net loss was primarily due to current period decreases in contract manufacturing revenue and government contract revenue combined with increases in research and development expenses and selling, general and administrative expenses.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	THREE MONTHS ENDED
	July 31, 2010	July 31, 2009
Net loss, as reported	$(7,695,000)	$(2,428,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	138,000	116,000
Share-based compensation	643,000	162,000
Amortization of discount on notes payable and debt issuance costs	108,000	126,000
Amortization of expenses paid in shares of common stock	239,000	-
Net cash used in operating activities before changes in operating assets and liabilities	$(6,567,000)	$(2,024,000)
Net change in operating assets and liabilities	$(504,000)	$(1,590,000)
Net cash used in operating activities	$(7,071,000)	$(3,614,000)

Cash Used In Investing Activities.  Net cash used in investing activities increased $441,000 to $484,000 for the three months ended July 31, 2010 compared to net cash used of $43,000 for the three months ended July 31, 2009.  This increase was due to an increase in cash outflows associated with property acquisitions of $514,000 primarily related to the current quarter purchases of certain computer software and laboratory equipment combined with a $73,000 decrease in other assets.

Cash Provided By Financing Activities. Net cash provided by financing activities decreased $560,000 to $5,857,000 for the quarter ended July 31, 2010 compared to net cash provided of $6,417,000 for the quarter ended July 31, 2009.  During the quarter ended July 31, 2010, we received net proceeds under two separate At Market Issuance Sales Agreements, whereby we sold 2,541,007 shares of our common stock for net proceeds of $6,482,000.  These current year net proceeds were offset with aggregate principal payments on notes payable and capital leases of $625,000.

During the quarter ended July 31, 2009, we received net proceeds under an At Market Issuance Sales Agreement, whereby we sold 1,855,172 shares of our common stock for net proceeds of $6,588,000.  In addition, we received net proceeds of $2,000 from the exercise of stock options.  These prior year proceeds were offset with aggregate principal payments on notes payable and capital leases of $173,000.

Commitments

At July 31, 2010, we had no material capital commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our outstanding notes payable, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at July 31, 2010, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

At July 31, 2010, we had an outstanding notes payable balance of $2,716,000 under a loan and security agreement, which bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%, which may expose us to market risk due to changes in interest rates.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 3% under our loan and security agreement and based on historical movements in LIBOR rates, we believe a near-term change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2010, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2010.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

ITEM 1A.    RISK FACTORS.

The following risk factors below update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report for the fiscal year ended April 30, 2010.

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations.

At July 31, 2010, we had $17,983,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the quarter ended July 31, 2010, we raised $6,644,000 in gross proceeds.  As of July 31, 2010, gross proceeds of up to $23,924,000 remained available under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least the third quarter ending January 31, 2011 of our current fiscal year based on current assumptions.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash-inflows.  In addition, under our Loan Agreement (see Note 7), in the event our government contract with the Transformational Medical Technologies is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $2,173,000 as of July 31, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through the third quarter of our current fiscal year unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

Pursuant to a Loan and Security Agreement dated December 9, 2008 (the “Loan Agreement”), MidCap Financial LLC and BlueCrest Capital Finance, L.P. (the “Lenders”) have provided us a three-year, $5,000,000 working capital loan, which funded on December 19, 2008.  At July 31, 2010, we had an outstanding principal balance of $2,716,000 under the Loan Agreement.  As collateral to secure our repayment obligations to the Lenders, we and our wholly-owned subsidiary, Avid Bioservices, Inc., have granted the Lenders a first priority security interest in generally all of our respective assets, including our intellectual property.

The Loan Agreement also contains various covenants that restrict our operating flexibility.  Pursuant to the Loan Agreement, without the prior written consent of the Lenders we may not, among other things:

•
incur additional indebtedness, except for certain permitted indebtedness. Permitted indebtedness is defined to include accounts payable incurred in the ordinary course of business and leases of equipment or property incurred in the ordinary course of business not to exceed in the aggregate $500,000 outstanding at any one time;

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

In the event our contract with the TMT is terminated, our loan requires us to place a significant amount of our cash in a restricted bank account.

Under the terms of the Loan Agreement, if our contract with the TMT of the U.S. Department of Defense’s Defense Threat Reduction Agency is terminated while any principal balance of the loan is outstanding, we will be required to at all times thereafter maintain cash and cash equivalents in an amount of at least eighty percent (80%) of the then outstanding principal balance of the loan (or $2,173,000 as of July 31, 2010) in a restricted account over which we will not be permitted to make withdrawals or otherwise exercise control.

We have had significant losses and we anticipate future losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the three months ended July 31, 2010 and for each of the past three fiscal years:

Net Loss
Three months ended July 31, 2010 (unaudited)	$7,695,000
Fiscal Year 2010	$14,494,000
Fiscal Year 2009	$16,524,000
Fiscal Year 2008	$23,176,000

As of July 31, 2010, we had an accumulated deficit of $269,549,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of July 31, 2010, there were 55,784,955 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 5,803,675 additional shares of our common stock that are reserved for future issuance under our stock option plans and for outstanding warrants, as further described in the following table:

Number of Shares of Common Stock Reserved For Issuance
Common shares reserved for issuance under outstanding option and restricted stock award grants and available for issuance under our equity compensation plans	5,583,708
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares reserved for issuance	5,803,675

In addition, the above table does not include shares of common stock that we have available to issue under an effective shelf registration statement, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining gross proceeds of up to $23,924,000 as of July 31, 2010.

Of the total options, restricted stock awards and warrants outstanding as of July 31, 2010, 233,039 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at July 31, 2010.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the last twelve (12) fiscal quarters ended July 31, 2010:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64
Quarter Ended July 31, 2009	$5.65	$1.85	7,345	39
Quarter Ended April 30, 2009	$2.60	$1.52	702	14
Quarter Ended January 31, 2009	$2.35	$1.10	260	19
Quarter Ended October 31, 2008	$2.00	$1.15	263	15
Quarter Ended July 31, 2008	$2.65	$1.54	599	21
Quarter Ended April 30, 2008	$3.63	$1.75	769	26
Quarter Ended January 31, 2008	$3.25	$1.75	622	28
Quarter Ended October 31, 2007	$3.95	$2.70	526	34
Quarter Ended July 31, 2007	$7.00	$3.60	4,331	47

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	changes in our capital structure;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On June 30, 2008, we were awarded up to a five-year contract potentially worth up to $44.4 million to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The initial contract was awarded through the TMT of the U.S. Department of Defense’s Defense Threat Reduction Agency.  This government contract was expected to provide us with up to $22.3 million in funding over an initial two-year base period ending June 29, 2010.  However, the Government Contract was subsequently extended for several weeks for no additional funding to complete ongoing pre-clinical studies and to determine potential next steps under the Government Contract.  As of the filing date of this Form 10-Q, we have not received notification from the TMT regarding whether or not the base period has been extended or if we will receive additional funding beyond the base period.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMT beyond the base period to cover up to $44.4 million in funding through the exercise of one-year option periods not to exceed the government’s maximum five-year period for contracts.   However, due to the uncertainty regarding the extension of the contract beyond the base period, there is no guarantee we will receive additional funding beyond what was allocated to the base period. If we do not receive the expected funding under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection nor otherwise receive the other indirect benefits that may be derived from receipt of the full funding under this contract.

Federal Government Contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

Federal government contracts, such as our contract with the TMT, contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to:

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

If the government terminates our contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates our contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. If the TMT were to unexpectedly terminate or cancel, or decline to exercise the option to extend our contract beyond the base period, our revenues, product development efforts and operating results would be materially harmed. As of the filing date of this Form 10-Q, we have not received notification from the TMT regarding whether or not the base period under our government contract with the TMT has been extended or if we will receive additional funding beyond the base period.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.    [REMOVED AND RESERVED]

ITEM 5.    OTHER INFORMATION.

None

 ITEM 6.    EXHIBITS.

(a)	Exhibits:

10.26	License Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010.**

10.27	Assignment Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010.**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Portions omitted pursuant to a request of confidential trestment filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: September 9, 2010	By:	/s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

Date: September 9, 2010	By:	/s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)