Form 10-Q
period 2010-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2010-12-09
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Yes ☐     No ☒

As of November 30, 2010, there were 63,932,353 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2010	APRIL 30, 2010
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,268,000	$19,681,000
Trade and other receivables, net	2,522,000	1,481,000
Government contract receivables	425,000	367,000
Inventories, net	3,555,000	3,123,000
Debt issuance costs, current portion	67,000	122,000
Prepaid expenses and other current assets, net	1,524,000	2,004,000

Total current assets	25,361,000	26,778,000

PROPERTY:
Leasehold improvements	891,000	697,000
Laboratory equipment	4,285,000	4,221,000
Furniture, fixtures, office equipment and software	1,714,000	917,000
	6,890,000	5,835,000
Less accumulated depreciation and amortization	(4,661,000)	(4,366,000)

Property, net	2,229,000	1,469,000

OTHER ASSETS:
Debt issuance costs, less current portion	1,000	21,000
Other assets	1,178,000	1,067,000

Total other assets	1,179,000	1,088,000

TOTAL ASSETS	$28,769,000	$29,335,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	OCTOBER 31, 2010	APRIL 30, 2010
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,027,000	$2,259,000
Accrued clinical trial and related fees	2,699,000	2,666,000
Accrued payroll and related costs	1,081,000	1,623,000
Notes payable, current portion and net of discount	1,961,000	1,893,000
Deferred revenue	2,447,000	2,406,000
Deferred government contract revenue	35,000	78,000
Customer deposits	3,325,000	2,618,000
Other current liabilities	1,123,000	860,000

Total current liabilities	15,698,000	14,403,000

Notes payable, less current portion and net of discount	333,000	1,315,000
Deferred revenue	663,000	-
Other long-term liabilities	450,000	210,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; none issued	-	-
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 59,220,742 and 53,094,896, respectively	59,000	53,000
Additional paid-in capital	288,628,000	275,208,000
Accumulated deficit	(277,062,000)	(261,854,000)

Total stockholders’ equity	11,625,000	13,407,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,769,000	$29,335,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED OCTOBER 31,		SIX MONTHS ENDED OCTOBER 31,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$3,627,000	$5,308,000	$4,610,000	$7,378,000
Government contract revenue	966,000	1,510,000	3,077,000	6,181,000
License revenue	78,000	78,000	193,000	87,000
Total revenues	4,671,000	6,896,000	7,880,000	13,646,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,003,000	3,540,000	4,159,000	4,613,000
Research and development	7,344,000	4,132,000	14,411,000	10,206,000
Selling, general and administrative	2,702,000	1,761,000	5,200,000	3,554,000
Total costs and expenses	13,049,000	9,433,000	23,770,000	18,373,000

LOSS FROM OPERATIONS	(8,378,000)	(2,537,000)	(15,890,000)	(4,727,000)

OTHER INCOME (EXPENSE):
Interest and other income	996,000	34,000	1,014,000	74,000
Interest and other expense	(131,000)	(284,000)	(332,000)	(562,000)

NET LOSS	$(7,513,000)	$(2,787,000)	$(15,208,000)	$(5,215,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	56,761,412	48,147,702	55,559,493	47,478,247

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.06)	$(0.27)	$(0.11)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31,
	2010	2009
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,208,000)	$(5,215,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295,000	228,000
Share-based compensation	1,287,000	320,000
Amortization of discount on notes payable and debt issuance costs	161,000	241,000
Amortization of expenses paid in shares of common stock	956,000	-
Common stock issued for services	30,000	-
Loss on disposal of property	-	51,000
Changes in operating assets and liabilities:
Trade and other receivables, net	(1,041,000)	(717,000)
Government contract receivables	(58,000)	349,000
Inventories, net	(432,000)	(1,143,000)
Prepaid expenses and other current assets, net	(476,000)	417,000
Other non-current assets	59,000	(9,000)
Accounts payable	625,000	166,000
Accrued clinical trial site and related fees	33,000	(571,000)
Accrued payroll and related costs	(542,000)	(217,000)
Deferred revenue	704,000	484,000
Deferred government contract revenue	(43,000)	118,000
Customer deposits	707,000	(1,497,000)
Other accrued expenses and current liabilities	209,000	(423,000)
Net cash used in operating activities	(12,734,000)	(7,418,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(579,000)	(22,000)
Increase in other assets	(170,000)	(96,000)
Net cash used in investing activities	(749,000)	(118,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $314,000 and $469,000, respectively	12,094,000	11,912,000
Principal payments on notes payable and capital leases	(1,024,000)	(795,000)
Net cash provided by financing activities	11,070,000	11,117,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,413,000)	3,581,000

CASH AND CASH EQUIVALENTS, beginning of period	19,681,000	10,018,000

CASH AND CASH EQUIVALENTS, end of period	$17,268,000	$13,599,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under capital lease	$180,000	$-
Accounts payable and other liabilities for purchase of property	$296,000	$7,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited)

1.    ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a clinical-stage biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  The Company is advancing two Phase II oncology programs with its lead product candidates bavituximab and Cotara® as well as a Phase Ib hepatitis C virus (“HCV”) program for bavituximab.  Peregrine also has in-house manufacturing capabilities through its wholly owned subsidiary Avid Bioservices, Inc. (“Avid”), which provides integrated biomanufacturing services for both Peregrine and outside customers on a fee-for-service basis.

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

Reclassification

Certain comparative amounts in the interim unaudited condensed consolidated financial statements for the six months ended October 31, 2009 have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported operating expenses or net loss.

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

At October 31, 2010, we had $17,268,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited) (continued)

With respect to financing our operations through the issuance of equity, during the six months ended October 31, 2010, we raised $12,408,000 in gross proceeds.  During November 2010, we raised an additional $7,407,000 in gross proceeds.  As of November 30, 2010, we could issue additional shares of our common stock for aggregate gross proceeds of up to $10,753,000 under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.

With respect to financing our operations through procuring additional government contracts and grants, on October 29, 2010 we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  Of the total amount, we received $972,000 in November 2010 and the balance is expected to be received no later than May 2011.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least mid-year 2011 based on current assumptions and assuming we do not generate any additional revenues or  raise any additional capital from potential sources.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash flows.  In addition, under our Loan Agreement (see Note 7), in the event our government contract with the Transformational Medical Technologies (“TMT”) is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $1,867,000 as of October 31, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through mid-year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited) (continued)

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

Government Contract Revenue - On June 30, 2008, we were awarded a government contract (the “Government Contract”) to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever (“VHF”) infections.  The contract was awarded through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.  This Government Contract was originally expected to provide us with up to $22.3 million in funding over the initial two-year base period which ended June 29, 2010.  Following expiration of the initial base period, the Government Contract was subsequently extended to complete on-going pre-clinical studies and to determine potential next steps under the Government Contract.  On September 20, 2010, we announced that the base period was extended by six months to March 2011, and included additional funding of up to $2.4 million (or a total of up to $24.7 million over the base period), to continue studying our phosphatidylserine (PS)-targeting antibodies to reach proof of concept in advanced pre-clinical models of VHF infections.  Subject to the progress of the program and budgetary considerations in future years, the contract can be extended by the TMT beyond the base period to cover up to $36.3 million in funding through the exercise of two option periods not to exceed the government’s maximum five-year period for contracts.  However, due to the uncertainty regarding the extension of the contract beyond the base period, there is no guarantee we will receive additional funding beyond the $24.7 million that has been allocated to the base period ending March 2011.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited) (continued)

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

As of October 31, 2010, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Prepaid Research and Development Expenses

Our prepaid research and development expenses represent deferred and capitalized pre-payments to secure the receipt of future research and development services.  These pre-payments are recognized as an expense in the period that the services are performed.  We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide future economic benefit.  During the six months ended October 31, 2010, we expensed the remaining balance of certain prepaid research and development expenses of $637,000 in accordance with the terms of an amended research agreement we entered into with an unrelated entity during September 2010, which amount is included in research and development expense in the accompanying unaudited condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited) (continued)

Share-Based Compensation

We account for stock options and restricted stock awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation.  The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, and is recognized as expense on a straight-line basis over the requisite service periods.  Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period.  Share-based compensation expense for a share-based award with a performance condition is recognized on a straight-line basis over the requisite service period when the achievement of the performance condition is determined to be probable.  If a performance condition is not determined to be probable or is not met, no share-based compensation is recognized and any previously recognized compensation expense is reversed.

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

Total share-based compensation expense related to stock options and restricted stock awards for the three and six-month periods ended October 31, 2010 and 2009 are included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Research and development	$260,000	$102,000	$514,000	$180,000
Selling, general and administrative	384,000	55,000	773,000	132,000
Total	$644,000	$157,000	$1,287,000	$312,000

Share-based compensation from:
Stock options	$644,000	$157,000	$1,278,000	$312,000
Restricted stock awards	-	-	9,000	-
	$644,000	$157,000	$1,287,000	$312,000

As of October 31, 2010, the total estimated unrecognized compensation cost related to non-vested stock options was $3,594,000.  This cost is expected to be recognized over a weighted average vesting period of 1.59 years based on current assumptions.

As of October 31, 2010, there was no unrecognized compensation cost related to non-vested restricted stock awards as we did not deem it probable at October 31, 2010 that any of the predetermined performance conditions underlying the non-vested performance-based restricted stock awards would be achieved by their respective targeted attainment dates, which range from December 31, 2010 through July 15, 2011.

Comprehensive Loss

Comprehensive loss is equal to net loss for all periods presented.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited) (continued)

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options, stock awards and warrants in accordance with the authoritative guidance.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, stock awards and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and six months ended October 31, 2010 and 2009.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, stock awards and warrants to purchase up to 4,044 and 128,639 shares of common stock for the three and six months ended October 31, 2010, respectively, and 630,594 and 637,082 shares of common stock for the three and six months ended October 31, 2009, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options, stock awards and warrants to purchase up to 4,969,511 and 4,423,808 shares of common stock for the three and six months ended October 31, 2010, respectively, and 1,744,905 and 1,740,799 shares of common stock for the three and six months ended October 31, 2009, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

During November 2010, we issued an aggregate of 4,711,611 shares of our common stock (Note 8), which are not included in the calculation of basic and dilutive net loss per common share for the three and six-month periods ended October 31, 2010.

4.    NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables.  This guidance will be effective for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010, which will be our fiscal year 2012, with earlier application permitted.  We have not yet evaluated the potential impact of adopting this guidance on our consolidated financial statements.

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

On October 29, 2010, we were awarded an aggregate government cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  This aggregate government cash grant was classified as an “other” receivable and is included in trade and other receivables in the accompanying unaudited condensed consolidated balance sheet at October 31, 2010 and was recognized as “other” income in the accompanying unaudited condensed consolidated financial statements for the three and six months ended October 31, 2010.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited) (continued)

We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  With respect to our trade and other receivables, we determined a $20,000 allowance for doubtful accounts was necessary based on our analysis as of October 31, 2010.  With respect to our government contract receivables, we have not recorded an allowance for doubtful accounts as of October 31, 2010 based on our analysis.

6.    INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid.

Inventories consist of the following at October 31, 2010 and April 30, 2010:

	October 31, 2010	April 30, 2010
Raw materials	$1,884,000	$1,243,000
Work-in-process	1,671,000	1,880,000
Total inventories, net	$3,555,000	$3,123,000

7.    NOTE PAYABLE

On December 9, 2008, we entered into a loan and security agreement whereby we borrowed $5,000,000 (“Loan Agreement”) from MidCap Financial LLC and BlueCrest Capital Finance, L.P (collectively, the “Lenders”).

Under the Loan Agreement, the outstanding principal balance each month will bear interest at the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9% (12% from inception to October 31, 2010).  The Loan Agreement allowed for interest-only payments during the initial six (6) months through July 2009 followed by thirty (30) equal monthly principal payments plus interest.  The Loan Agreement, which is secured by generally all assets of the Company, contains customary covenants that, among other things, generally restrict our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant, whereby if our contract with the TMT is terminated while the loan is outstanding, we would be required to set aside cash and cash equivalents in an amount equal to at least 80% of the outstanding loan balance (or $1,867,000 as of October 31, 2010) in a secured account over which we will not be permitted to make withdrawals or otherwise exercise control.  Moreover, the Loan Agreement includes a Material Adverse Change clause whereby if there is a material impairment in the priority of Lenders’ lien in the collateral or in the value of such collateral, or if we encounter a material adverse change in our business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan, then an event of default can be invoked by the Lenders.  As of October 31, 2010, we are in compliance with all Loan Agreement covenants.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited) (continued)

As of October 31, 2010, we will make the following principal payments under the Loan Agreement in the years ending April 30,

2011	$1,000,000
2012	1,333,000

Total	$2,333,000

8.    STOCKHOLDERS’ EQUITY

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

On July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.  As of October 31, 2010, we could issue shares of our common stock for aggregate gross proceeds of up to $18,160,000 under the July 2009 Shelf.

Also on July 14, 2009, we entered into a separate At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement were sold at market prices.  During the six months ended October 31, 2010, we had sold 1,925,565 shares of common stock at market prices under the July 2009 AMI Agreement for aggregate gross proceeds of $5,568,000 before deducting commissions and other issuance costs of $133,000.  As of October 31, 2010, we had raised the entire $25,000,000 available under the July 2009 AMI Agreement.

On June 22, 2010, we entered into an At Market Issuance Agreement (“June 2010 AMI Agreement”) with McNicoll, Lewis & Valk LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $15,000,000.  Shares of common stock sold under this arrangement were (or will be) sold at market prices.  During the six months ended October 31, 2010, we had sold 4,031,018 shares of common stock at market prices under the June 2010 AMI Agreement for aggregate gross proceeds of $6,840,000 before deducting commissions and other issuance costs of $181,000.

During November 2010, we raised aggregate gross proceeds of $7,407,000 in exchange for 4,711,611 shares of common stock.  These shares of common stock were sold at market prices under the June 2010 AMI Agreement.  As of November 30, 2010, gross proceeds of $753,000 remained available under the June 2010 AMI Agreement.  In addition, as of November 30, 2010, we could issue additional shares of our common stock for aggregate gross proceeds of up to $10,753,000 under the July 2009 Shelf.

As of October 31, 2010, we have reserved 14,259,082 additional shares of our common stock which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under the July 2009 Shelf, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option and restricted stock award grants and available for issuance under our stock incentive plans	9,039,115
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	5,000,000
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	14,259,082

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited) (continued)

9.    EQUITY COMPENSATION PLANS

Employee Stock Purchase Plan

On October 21, 2010, our stockholders approved our 2010 Employee Stock Purchase Plan.  The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) allows eligible employees on a voluntary basis to purchase shares of our common stock directly from the Company.  Under the 2010 ESPP, we will initially sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period.  The 2010 ESPP provides for two six-month offering periods; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1.

A total of 5,000,000 shares are reserved for issuance under the 2010 ESPP and are subject to adjustment as provided in the 2010 ESPP for stock splits, stock dividends, recapitalizations and other similar events.  No shares were purchased under the 2010 ESPP as of October 31, 2010.  The first offering period under the 2010 ESPP commenced November 1, 2010.

Stock Incentive Plans

In addition, on October 21, 2010, our stockholders approved our 2010 Stock Incentive Plan (“2010 Plan”) which allows for the issuance of up to 3,500,000 shares of our common stock for the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance shares and other forms of share-based awards (collectively, “Awards”).  As of October 31, 2010, 3,500,000 shares of our common stock were available for Awards under the 2010 Incentive Plan.

As of October 31, 2010, we had an aggregate of 9,039,115 shares of common stock reserved for issuance under all Stock Incentive Plans, of which, 5,240,554 shares were subject to outstanding options and restricted stock awards and 3,798,561 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the six months ended October 31, 2010:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2010	5,013,692	$4.49
Granted	156,797	$1.75
Exercised	-	-
Canceled or expired	(214,935)	$5.39
Outstanding, October 31, 2010	4,955,554	$4.36

The following summarizes our performance-based restricted stock awards transaction activity for the six months ended October 31, 2010:

Restricted Stock	Shares	Weighted Average Exercisable Price
Unvested, May 1, 2010	371,250	$2.97
Granted	-	-
Vested	(74,250)	$2.97
Canceled or expired	(12,000)	$2.93
Unvested, October 31, 2010	285,000	$2.98

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited) (continued)

10.    WARRANTS

During the six months ended October 31, 2010, 118,443 warrants were exercised on a cashless basis in exchange for 74,802 shares of our common stock.  As of October 31, 2010, we had warrants outstanding to purchase up to 219,967 shares of our common stock at an exercise price of $1.48 per share with an expiration date of December 19, 2013.  The aforementioned warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008, as further discussed in Note 7.  There were no warrants granted during the six months ended October 31, 2010.

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

Segment information for the three-month periods is summarized as follows:

	Three Months Ended October 31,
	2010	2009

Contract manufacturing services revenue	$3,627,000	$5,308,000
Cost of contract manufacturing services	3,003,000	3,540,000

Gross profit	624,000	1,768,000

Revenue from products in research and development	1,044,000	1,588,000
Research and development expense	(7,344,000)	(4,132,000)
Selling, general and administrative expense	(2,702,000)	(1,761,000)
Other income (expense), net	865,000	(250,000)

Net loss	$(7,513,000)	$(2,787,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended October 31,
	2010	2009
United States (one customer)	52%	23%
Germany (one customer)	47%	20%
Canada (one customer)	0%	50%
Other customers	1%	7%
Total customer revenues as a percentage of revenue	100%	100%

Revenue generated from our products in our research and development segment was from the following sources:

	Three Months Ended October 31,
	2010	2009
Government contract revenue (Note 3)	$966,000	$1,510,000
License revenue	78,000	78,000
	$1,044,000	$1,588,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited) (continued)

Segment information for the six-month periods is summarized as follows:

	Six Months Ended October 31,
	2010	2009

Contract manufacturing services revenue	$4,610,000	$7,378,000
Cost of contract manufacturing services	4,159,000	4,613,000

Gross profit	451,000	2,765,000

Revenue from products in research and development	3,270,000	6,268,000
Research and development expense	(14,411,000)	(10,206,000)
Selling, general and administrative expense	(5,200,000)	(3,554,000)
Other income (expense), net	682,000	(488,000)

Net loss	$(15,208,000)	$(5,215,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Six Months Ended October 31,
	2010	2009
United States (one customer)	62%	26%
Germany (one customer)	37%	17%
Canada (one customer)	0%	50%
Other customers	1%	7%
Total customer revenues as a percentage of revenue	100%	100%

Revenue generated from our products in our research and development segment was from the following sources:

	Six Months Ended October 31,
	2010	2009
Government contract revenue (Note 3)	$3,077,000	$6,181,000
License revenue	193,000	87,000
	$3,270,000	$6,268,000

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	October 31, 2010	April 30, 2010
Long-lived Assets, net:
Contract manufacturing services	$1,530,000	$1,311,000
Products in research and development	699,000	158,000
Total long-lived assets, net	$2,229,000	$1,469,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 (unaudited) (continued)

12.    LICENSING AGREEMENTS

During September 2010, we entered into a binding term sheet to amend certain terms of a patent assignment agreement and sublicense agreement we entered into with Affitech A/S (“Affitech”) during July 2009 whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF antibody technology platform.  Under the binding term sheet, Peregrine and Affitech have agreed to amend certain terms of their worldwide license agreements for Brazil, Russia and other countries of the Commonwealth of Independent States (CIS) to expedite the development of a fully human antibody called AT001/r84 for these territories.  Under the amended terms, Peregrine and Affitech will reinvest their respective portions of any future milestone payments to be received under the agreements for the countries of Brazil, Russia and the CIS toward the further development of AT001/r84.  In the event Affitech enters into a licensing deal for AT001/r84 in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us for our milestone payments that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories.  The remaining terms of the original patent assignment agreement and sublicense agreement remain unchanged, including milestone and royalty payments.  To date, we have not received any payments under this binding term sheet.

During May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our Tumor Necrosis Therapy (“TNT”) technologies in certain Asia-Pacific Economic Cooperation (APEC) countries.  Under the terms of the Agreements, we licensed certain non-exclusive and exclusive rights and assigned certain exclusive development and commercialization rights under our TNT program in certain APEC countries.  We have retained exclusive rights to our TNT program in the U.S., European Union countries, and other select countries internationally.  Under the terms of the Agreements, we will receive aggregate fees in the amount of $500,000 to be paid over a period of two years and annual maintenance fees ranging from $100,000 to $250,000, as defined in the Agreements beginning May 2011 through 15 years following the date of the first commercial sale.  In addition, we could also receive low double digit royalties on net sales, as defined in the Agreements.  In accordance with the terms of the Agreements, we are obligated to deliver certain purchased patents, know-how and materials (the “Purchased Assets”), and we are obligated to supply certain quantities of research materials as defined in the Agreements.  In addition, we have also agreed to provide certain manufacturing services, provided such manufacturing services are requested by the unrelated entity within a certain period of time and for certain agreed upon fees as defined in the Agreements.  We have determined that, pursuant to the authoritative guidance for revenue recognition for multiple element arrangements, there was objective and reliable evidence of fair value of the undelivered elements (manufacturing commitment services) in the arrangement, but no such evidence of fair value for any other element in the arrangement.  Therefore, we utilize the residual method to allocate the consideration received under the arrangement.  Under the residual method, the amount of consideration allocated to all other elements in the arrangement (delivered and undelivered) equals the total arrangement consideration less the aggregate fair value of the undelivered elements with stand-alone fair value (manufacturing commitment services).  To date, we have allocated the total arrangement consideration to the undelivered elements with stand-alone fair value (manufacturing commitment services) since the fair value of these undelivered elements exceeded the total consideration received to date under the arrangement.  As such, we will recognize revenue under the Agreements upon delivery of these manufacturing services based on the relative fair value of the services.  To date, we have not recognized any revenue under these Agreements.  Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying unaudited condensed consolidated financial statements.

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

Overview

We are a clinical-stage biopharmaceutical company developing and manufacturing first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  We are advancing two Phase II oncology programs with our lead product candidates bavituximab and Cotara as well as our Phase Ib hepatitis C virus (“HCV”) program for bavituximab.

Bavituximab is a first-in-class phosphatidylserine (“PS”)-targeting monoclonal antibody that represents a new approach to treating cancer and has demonstrated broad therapeutic potential in multiple solid tumors and viral infections.  PS is a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for anti-cancer treatments.  PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor.

For bavituximab in oncology indications, we are conducting two Phase IIb company-sponsored trials and one Phase I/II investigator-sponsored trial (“IST”).  Our prior Phase II single-arm trial in lung cancer demonstrated promising results compared to data from separate historical control trials, leading us to initiate two new randomized Phase IIb trials in non-small cell lung cancer (“NSCLC”).

In June 2010, we announced that we initiated a randomized Phase IIb trial evaluating bavituximab in combination with standard chemotherapy in patients with second-line NSCLC, which represents a significant unmet medical need.  In July 2010, we initiated a second randomized Phase IIb trial evaluating bavituximab in combination with chemotherapy in patients with front-line NSCLC.

In addition to our company sponsored clinical program, we also launched a new investigator-sponsored trial  program during 2010 as a cost-effective way to generate insight into bavituximab’s mechanism of action, augment our safety database, and evaluate new combination therapy approaches to treating cancer patients.  On December 1, 2010, we announced that the our first IST was initiated, a Phase I/II trial evaluating bavituximab combined with sorafenib in patients with advanced hepatocellular carcinoma (HCC), or liver cancer.

Our novel brain cancer therapy Cotara is a targeted monoclonal antibody linked to a radioisotope that is administered as a single infusion directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue.  In addition, Cotara is currently in a Phase II safety and efficacy study designed to treat up to 40 patients at first relapse.  Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the U.S. Food and Drug Administration.

We are also evaluating bavituximab for viral infection indications.  We are conducting a Phase Ib safety and efficacy trial of bavituximab as a monotherapy in up to 24 patients coinfected with hepatitis C virus (HCV) and HIV.  In addition, we also have preclinical antiviral programs being conducted under our government contract and under Company funded research.  On June 30, 2008, we were awarded a government contract (the “Government Contract”) to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever (“VHF”) infections.  The contract was awarded through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.  This Government Contract provides for up to $24.7 million in funding over the contract’s base period ending March 2011 and can be extended by the TMT beyond the base period to provide up to a total of $36.3 million in funding during the five-year potential duration of the Government Contract.

In addition to our research and development efforts, we operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices (“Avid”).  Avid provides integrated biomanufacturing services for biotechnology and biopharmaceutical companies on a fee-for-service basis, from pre-clinical drug supplies through commercial-scale drug manufacturing.  In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture clinical products for our clinical trials.

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

At October 31, 2010, we had $17,268,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the six months ended October 31, 2010, we raised $12,408,000 in gross proceeds.  In addition, during November 2010, we raised an additional $7,407,000 in gross proceeds.  As of November 30, 2010, we could issue additional shares of our common stock for aggregate gross proceeds of up to $10,753,000 under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.

With respect to financing our operations through procuring additional government contracts and grants, on October 29, 2010 we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  Of the total amount, we received $972,000 in November 2010 and the balance is expected to be received no later than May 2011.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least mid-year 2011 based on current assumptions and assuming we do not generate any additional revenues or  raise any additional capital from potential sources.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, or possible reductions in funding under our government contract, which could reduce or delay our future projected cashflows.  In addition, under our Loan Agreement (see Note 7), in the event our government contract with the Transformational Medical Technologies (“TMT”) is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $1,867,000 as of October 31, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through mid-year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2010 and 2009.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2010	2009	$ Change	2010	2009	$ Change
REVENUES:
Contract manufacturing revenue	$3,627,000	$5,308,000	$(1,681,000)	$4,610,000	$7,378,000	$(2,768,000)
Government contract revenue	966,000	1,510,000	(544,000)	3,077,000	6,181,000	(3,104,000)
License revenue	78,000	78,000	-	193,000	87,000	106,000
Total revenues	4,671,000	6,896,000	(2,225,000)	7,880,000	13,646,000	(5,766,000)

COSTS AND EXPENSES:
Cost of contract manufacturing	3,003,000	3,540,000	(537,000)	4,159,000	4,613,000	(454,000)
Research and development	7,344,000	4,132,000	3,212,000	14,411,000	10,206,000	4,205,000
Selling, general & administrative	2,702,000	1,761,000	941,000	5,200,000	3,554,000	1,646,000

Total costs and expenses	13,049,000	9,433,000	3,616,000	23,770,000	18,373,000	5,397,000

LOSS FROM OPERATIONS	(8,378,000)	(2,537,000)	(5,841,000)	(15,890,000)	(4,727,000)	(11,163,000)

OTHER INCOME (EXPENSE):
Interest and other income	996,000	34,000	962,000	1,014,000	74,000	940,000
Interest and other expense	(131,000)	(284,000)	153,000	(332,000)	(562,000)	230,000

NET LOSS	$(7,513,000)	$(2,787,000)	$(4,726,000)	$(15,208,000)	$(5,215,000)	$(9,993,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue.

Three and Six Months:  The decreases in contract manufacturing revenue of $1,681,000 (or 32%) and $2,768,000 (or 38%) during the three and six months ended October 31, 2010, compared to the same periods in the prior year was primarily due to a decrease in the level of services provided to third-party customers compared to the same periods of the prior year.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

Government Contract Revenue.

Three and Six Months:  Government contract revenue stems from our contract with the TMT of the U.S. Department of Defense's Defense Threat Reduction Agency.  The purpose of the contract is to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The decreases in government contract revenue of $544,000 (or 36%) and $3,104,000 (or 50%) during the three and six months ended October 31, 2010 compared to the same periods in the prior year was due to a decrease in research and development services performed under the contract as manufacturing and other pre-clinical activities have decreased compared to the prior year periods in accordance with the project plan.

As of October 31, 2010, we have recognized $22,586,000 in total government contract revenue under this contract, of which we recognized $3,077,000 during the six months ended October 31, 2010.  The contract was expected to provide us with up to $22.3 million in funding over the two-year base period which ended June 29, 2010.  However, the two-year base period was extended to March 2011, with approximately $2.4 million in additional funding allocated to the extended based period, for a total of approximately $24.7 million in funding allocated for the extended base period.  The base period was extended to allow us to continue studying our phosphatidylserine (PS)-targeting antibodies to reach proof of concept in advanced pre-clinical models of viral hemorrhagic fever infection.  In addition, in conjunction with the additional funding allocated to the base period (as extended), the TMT reduced the total potential funding allocated  to the contract from $44.4 million to $36.3 million, provided the contract is further extended beyond the base period.  Due to the uncertainty regarding the extension of the contract beyond the base period (as extended), it is difficult for us to estimate if we are going to continue to recognize revenue under this contract beyond the extended base period ending March 2011.

License Revenue.

Six months:  The increase in license revenue of $106,000 during the six months ended October 31, 2010 compared to the same period in the prior year was directly related to revenue recognized under a license agreement we entered into with an unrelated entity during July 2009 associated with our anti-VEGF antibody program.  In addition, since the license agreement was signed during July 2009, there was no corresponding revenue generated during the first two months of the prior year six-month period ended October 31, 2009.

Although we expect to continue to recognize license revenue under our license agreements with unrelated entities during the remainder of the current fiscal year, we do not expect such revenue to be significant based on current agreements.

Cost of Contract Manufacturing.

Three and Six Months:  The decreases in cost of contract manufacturing of $537,000 (or 15%) and $454,000 (or 10%) during the three and six months ended October 31, 2010 compared to the same periods in the prior year was primarily related to the current year three and six-month period decreases in contract manufacturing revenue.  We expect to continue to incur contract manufacturing costs during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three and Six Months:  The increases in research and development (“R&D”) expenses of $3,212,000 (or 78%) and $4,205,000 (or 41%) during the three and six months ended October 31, 2010 compared to the same periods in the prior year was due to the following changes associated with each of our following platform technologies under development:

Technology Platform	R&D Expenses – Three Months Ended October 31,			R&D Expenses – Six Months Ended October 31,
	2010	2009	$ Change	2010	2009	$ Change

Phosphatidylserine (“PS”)-Targeting (bavituximab)	$6,789,000	$3,684,000	$3,105,000	$13,070,000	$8,857,000	$4,213,000
TNT (Cotara®)	520,000	330,000	190,000	1,266,000	1,026,000	240,000
Other	35,000	118,000	(83,000)	75,000	323,000	(248,000)
Total R&D Expenses	$7,344,000	$4,132,000	$3,212,000	$14,411,000	$10,206,000	$4,205,000

o
PS-Targeting Technology Platform (bavituximab) – The increases in PS-Targeting program expenses of $3,105,000 and $4,213,000 during the three and six months ended October 31, 2010 compared to the same periods in the prior year was primarily due to increases in clinical trial and related expenses, payroll and related expenses, consulting fees and manufacturing expenses to support the advancement of our bavituximab clinical program.  During the six months ended October 31, 2010 , we initiated two separate randomized multi-center Phase IIb clinical trials using bavituximab in combination with chemotherapy for the treatment of patients with second-line and front-line non-small cell lung cancer (NSCLC).  During the period, we also increased our efforts to initiate additional company and investigator-sponsored trials using bavituximab.  Our PS-Targeting program expenses were further supplemented by increases in expenses associated with the development of new antibodies.  The increase in PS-targeting program expenses associated with the advancement of our bavituximab clinical program was offset with a decrease in R&D expenses directly associated with our government contract with TMT as manufacturing and other pre-clinical related activities performed under the contract have decreased compared to the same periods in the prior year in accordance with the project plan.

o
Tumor Necrosis Therapy (“TNT”)Technology Platform(Cotara) – The increases in TNT program expenses of $190,000 and $240,000 for the three and six months ended October 31, 2010, respectively, compared to the same periods in the prior year was primarily due  to increases in clinical trial and related expenses as we continued our efforts to support the advancement of our Cotara clinical program, including continued efforts to complete patient enrollment of our Phase II trial using Cotara for the treatment of brain cancer.

o
Other R&D programs – The decreases in our other R&D program expenses of $83,000 and $248,000 during the three and six months ended October 31, 2010 compared to the same periods in the prior year was primarily due to curtailing our efforts in developing earlier-stage technologies associated with our anti-angiogenesis agents and vascular targeting agents in order to focus our efforts and resources on our current clinical programs.  However, we are actively seeking partners to further develop these technologies.

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

●	the uncertainty of terms related to potential future partnering or licensing arrangements;
●	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs;
●	the uncertainty of the extension of the government contract with the TMT; and
●	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond mid-year 2011.

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

Three and Six Months:  The increases in selling, general and administrative (“SG&A”) expenses of $941,000 (or 53%) and $1,646,000 (or 46%) during the three and six months ended October 31, 2010 compared to the same periods in the prior year was primarily due to increases in share-based compensation expense (non-cash) of $329,000 and $641,000, respectively, and payroll and related expenses of $283,000 and $491,000, respectively.  The increases in share-based compensation expense were primarily associated with the amortization of the fair value of options granted to employees and directors during the fourth quarter of fiscal year 2010.  The increases in payroll and related expenses was primarily the result of increased SG&A employee headcount, compensation, and other employee-related expenses combined with an increase in consulting fees associated with the increase in SG&A activities.  These increases were further supplemented with current year three and six-month period increases associated with market research, patent fees, travel and related expenses and other general corporate related expenses.

Interest and Other Income.

Three and Six Months:  The increases in interest and other income of $962,000 and $940,000 during the three and six months ended October 31, 2010 compared to the same periods in the prior year was primarily due to increases in other income of $981,000 and $982,000, respectively.  These increases in other income are directly related to the government cash grant of approximately $978,000 awarded to us on October 29, 2010 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.

Interest and Other Expense.

Three and Six Months:  The decreases in interest and other expense of $153,000 and $230,000 during the three and six months ended October 31, 2010 compared to the same periods in the prior year was primarily due to decreases in interest expense and non-cash interest expense.  During the current year three and six-month periods, interest expense decreased $60,000 and $119,000, respectively, primarily associated with the $5,000,000 term loan we entered into in December 2008 due to lower outstanding principal balances during the current year periods.  In addition, during the current year three and six-month periods, non-cash interest expense decreased $62,000 and $80,000, respectively, associated with the amortization of the fair value of detachable warrants and related debt issuance costs associated with December 2008 term loan.

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

Government Contract Revenue – On June 30, 2008, we were awarded a government contract (the “Government Contract”) to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever (“VHF”) infections.

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

Liquidity and Capital Resources

At October 31, 2010, we had $17,268,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the six months ended October 31, 2010, we raised $12,408,000 in gross proceeds.  During November 2010, we raised an additional $7,407,000 in gross proceeds.  As of November 30, 2010, we could issue additional shares of our common stock for aggregate gross proceeds of up to $10,753,000 under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.

With respect to financing our operations through procuring additional government contracts and grants, on October 29, 2010 we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  Of the total amount, we received $972,000 in November 2010 and the balance is expected to be received no later than May 2011.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least mid-year 2011 based on current assumptions and assuming we do not generate any additional revenues or  raise any additional capital from potential sources.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash flows.  In addition, under our Loan Agreement (see Note 7), in the event our government contract with the Transformational Medical Technologies (“TMT”) is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $1,867,000 as of October 31, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through mid-year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2010 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the six months ended October 31, 2010, cash used in operating activities increased $5,316,000 to $12,734,000 compared to $7,418,000 for the six months ended October 31, 2009.  This increase in net cash used in operating activities was primarily due to an increase of $8,104,000 in net loss reported during the current six-month period after taking into consideration non-cash operating expenses offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $2,788,000 .  The decrease in the net change in operating assets and payment or reduction of liabilities was primarily due to net changes associated with receivables, inventories, prepaid expenses and other current assets, customer deposits, accrued liabilities and deferred revenue.  The increase in our current six-month period net loss was primarily due to current period decreases in contract manufacturing revenue and government contract revenue combined with increases in research and development expenses and selling, general and administrative expenses, which were offset by a decrease in cost of contract manufacturing and an increase in interest and other income.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	SIX MONTHS ENDED
	October 31, 2010	October 31, 2009
Net loss, as reported	$(15,208,000)	$(5,215,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	295,000	228,000
Share-based compensation	1,287,000	320,000
Amortization of discount on notes payable and debt issuance costs	161,000	241,000
Amortization of expenses paid in shares of common stock	956,000	-
Common stock issued for services	30,000	-
Loss on disposal of property	-	51,000
Net cash used in operating activities before changes in operating assets and liabilities	$(12,479,000)	$(4,375,000)
Net change in operating assets and liabilities	$(255,000)	$(3,043,000)
Net cash used in operating activities	$(12,734,000)	$(7,418,000)

Cash Used In Investing Activities.  Net cash used in investing activities increased $631,000 to $749,000 for the six months ended October 31, 2010 compared to net cash used of $118,000 for the six months ended October 31, 2009.  This increase was due to an increase in cash outflows associated with property acquisitions of $579,000 primarily related to the current six-month period purchases of certain computer software and hardware to enhance corporate infrastructure and operational efficiencies.  In addition, we purchased certain leasehold improvements and furniture and fixtures associated with additional office space we leased in May 2010.

Cash Provided By Financing Activities.  Net cash provided by financing activities decreased $47,000 to $11,070,000 for the six months ended October 31, 2010 compared to net cash provided of $11,117,000 for the six months ended October 31, 2009.  During the six months ended October 31, 2010, we issued 5,956,583 shares of our common stock for net proceeds of $12,094,000.  These current year net proceeds were offset with aggregate principal payments on notes payable and capital leases of $1,024,000.

During the six months ended October 31, 2009, we issued 3,284,754 shares of our common stock for net proceeds of $11,827,000.  In addition, we received net proceeds of $85,000 from the exercise of stock options.  These prior year proceeds were offset with aggregate principal payments on notes payable and capital leases of $795,000.

Commitments

At October 31, 2010, we had no material capital commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our outstanding notes payable, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at October 31, 2010, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

At October 31, 2010, we had an outstanding notes payable balance of $2,333,000 under a loan and security agreement, which bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%, which may expose us to market risk due to changes in interest rates.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 3% under our loan and security agreement and based on historical movements in LIBOR rates, we believe a near-term change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2010, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2010.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

At October 31, 2010, we had $17,268,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the six months ended October 31, 2010, we raised $12,408,000 in gross proceeds.  During November 2010, we raised an additional $7,407,000 in gross proceeds.  As of November 30, 2010, we could issue additional shares of our common stock for aggregate gross proceeds of up to $10,753,000 under an effective shelf registration statement.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring additional government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.

With respect to financing our operations through procuring additional government contracts and grants, on October 29, 2010 we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  Of the total amount, we received $972,000 in November 2010 and the balance is expected to be received no later than May 2011.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, combined with the projected revenues from our government contract, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers and from our government contract to meet our obligations as they become due through at least mid-year 2011 based on current assumptions and assuming we do not generate any additional revenues or  raise any additional capital from potential sources.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party or government contracts, technical challenges, or possible reductions in funding under our government contract, which could reduce or delay our future projected cash flows.  In addition, under our Loan Agreement (see Note 7), in the event our government contract with the Transformational Medical Technologies (“TMT”) is terminated or canceled for any reason, including reasons pertaining to budget cuts by the government or reduction in government funding for the program, we would be required to set aside cash and cash equivalents in an amount equal to 80% of the outstanding loan balance (or $1,867,000 as of October 31, 2010) in a restricted collateral account non-accessible by us.  In the event our projected cash-inflows are reduced or delayed or if we default on a loan covenant that limits our access to our available cash on hand, we might not have sufficient capital to operate our business through mid-year 2011 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

Pursuant to a Loan and Security Agreement dated December 9, 2008 (the “Loan Agreement”), MidCap Financial LLC and BlueCrest Capital Finance, L.P. (the “Lenders”) have provided us a three-year, $5,000,000 working capital loan, which funded on December 19, 2008.  At October 31, 2010, we had an outstanding principal balance of $2,333,000 under the Loan Agreement.  As collateral to secure our repayment obligations to the Lenders, we and our wholly-owned subsidiary, Avid Bioservices, Inc., have granted the Lenders a first priority security interest in generally all of our respective assets, including our intellectual property.

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

Under the terms of the Loan Agreement, if our contract with the TMT of the U.S. Department of Defense’s Defense Threat Reduction Agency is terminated while any principal balance of the loan is outstanding, we will be required to at all times thereafter maintain cash and cash equivalents in an amount of at least eighty percent (80%) of the then outstanding principal balance of the loan (or $1,867,000 as of October 31, 2010) in a restricted account over which we will not be permitted to make withdrawals or otherwise exercise control.

We have had significant losses and we anticipate future losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the six months ended October 31, 2010 and for each of the past three fiscal years:

Net Loss
Six months ended October 31, 2010 (unaudited)	$15,208,000
Fiscal Year 2010	$14,494,000
Fiscal Year 2009	$16,524,000
Fiscal Year 2008	$23,176,000

As of October 31, 2010, we had an accumulated deficit of $277,062,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of October 31, 2010, there were 59,220,742 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 14,259,082 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and for outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option and restricted stock award grants and available for issuance under our stock incentive plans	9,039,115
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	5,000,000
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	14,259,082

In addition, the above table does not include shares of common stock that we have available to issue under an effective shelf registration statement, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining aggregate gross proceeds of up to $18,160,000 as of October 31, 2010.

Of the total options, restricted stock awards and warrants outstanding as of October 31, 2010, 272,884 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at October 31, 2010.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the last fourteen (14) fiscal quarters ended October 31, 2010:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64
Quarter Ended July 31, 2009	$5.65	$1.85	7,345	39
Quarter Ended April 30, 2009	$2.60	$1.52	702	14
Quarter Ended January 31, 2009	$2.35	$1.10	260	19
Quarter Ended October 31, 2008	$2.00	$1.15	263	15
Quarter Ended July 31, 2008	$2.65	$1.54	599	21
Quarter Ended April 30, 2008	$3.63	$1.75	769	26
Quarter Ended January 31, 2008	$3.25	$1.75	622	28
Quarter Ended October 31, 2007	$3.95	$2.70	526	34
Quarter Ended July 31, 2007	$7.00	$3.60	4,331	47

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

●	announcements of technological innovations or new commercial products by us or our competitors;
●	publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
●	our financial results or that of our competitors, including our abilities to continue as a going concern;
●	the offering and sale of shares of our common stock at a discount under an equity transaction;
●	changes in our capital structure;
●	published reports by securities analysts;
●	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
●	developments and/or disputes concerning our patent or proprietary rights;
●	regulatory developments and product safety concerns;
●	general stock trends in the biotechnology and pharmaceutical industry sectors;
●	public concerns as to the safety and effectiveness of our products;
●	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
●	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

We have experienced, and expect to experience in the future, delays in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of subjects depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to study sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	our ability to obtain and maintain patient consents;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
●	competition for patients by clinical trial programs for other treatments.

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

We have in the past conducted, are currently conducting and intend in the future to conduct, clinical trials in India and other countries.  Our ability to successfully initiate, enroll and complete a clinical trial in either country, or in any future foreign country in which we may initiate a clinical trial, are subject to numerous risks unique to conducting business in foreign countries, including:

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

Because some of the trial sites for our recently announced Phase IIb non-small cell lung cancer trials will be in India and potentially other foreign countries, any disruption to our international clinical trial sites could significantly delay our product development efforts.

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

Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business. In March 2010, the U.S. Congress enacted and President Obama signed into law the Patient Protection and Affordable Care Act, which includes a number of healthcare reform provisions. The reforms imposed by the new law will significantly impact the pharmaceutical industry, most likely in the area of pharmaceutical product pricing; however, the full effects of new law cannot be known until these provisions are implemented and the relevant federal and state agencies issue applicable regulations or guidance.

The pharmaceutical and biotechnology industries are subject to extensive regulation, and from time to time legislative bodies and governmental agencies consider changes to such regulations that could have significant impact on industry participants. For example, in light of certain highly-publicized safety issues regarding certain drugs that had received marketing approval, the U.S. Congress has considered various proposals regarding drug safety, including some which would require additional safety studies and monitoring and could make drug development more costly. We are unable to predict what additional legislation or regulation, if any, relating to safety or other aspects of drug development may be enacted in the future or what effect such legislation or regulation would have on our business.

The business and financial condition of pharmaceutical and biotechnology companies are also affected by the efforts of governments, third-party payors and others to contain or reduce the costs of healthcare to consumers. In the United States and various foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, such as proposals relating to the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. The pendency or approval of such proposals could result in a decrease in our share price or limit our ability to raise capital or to obtain strategic collaborations or licenses.

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

We currently depend on a government contract to partially fund our preclinical research and development efforts.  if our current government funding is reduced or delayed, our drug development efforts may be negatively affected.

On June 30, 2008, we were awarded a government contract (the “Government Contract”) to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever (VHF) infections.  The Government Contract was awarded through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.  This Government Contract provides for up to $24.7 million in funding over the contract’s base period ending March 2011.  Subject to the progress of the program and budgetary considerations in future years, the Government Contract can be extended by the TMT beyond the base period to cover up to $36.3 million in funding through the exercise of two option periods not to exceed the government’s maximum five-year period for contracts.  However, due to the uncertainty regarding the extension of the Government Contract beyond the base period, there is no guarantee we will receive additional funding beyond the $24.7 million that has been allocated to the base period ending March 2011.  If we do not receive the expected full funding under this Government Contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection nor otherwise receive the other indirect benefits that may be derived from receipt of the full funding under this contract.

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

If the government terminates our contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates our contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source.  If the TMT were to unexpectedly terminate or cancel, or decline to exercise the option to extend our contract beyond the base period (as extended), our revenues, product development efforts and operating results would be materially harmed.

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

The pharmaceutical and biotechnology industry is intensely competitive and subject to rapid and significant technological change.  Many of the drugs that we are attempting to discover or develop will be competing with existing therapies or new therapies that may be approved.  In addition, we are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of antibody-based products that have commenced clinical trials with, or have successfully commercialized, antibody products.  Some or all of these companies may have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and running clinical trials.  We expect to continue to experience significant and increasing levels of competition in the future.  In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products that are comparable or superior to our technologies and products.

Bavituximab is currently in clinical trials for the treatment of non-small cell lung cancer (NSCLC) and other solid tumors.  Although we are not aware of any other products in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin®, Rituxan® and Herceptin® by Roche/Genentech, Inc., Gleevec® by Novartis, Tarceva® by OSI Pharmaceuticals, Inc. and Roche/Genentech, Inc., Erbitux® by Eli Lilly and Company/ImClone Systems Incorporated and Bristol-Myers Squibb Company,  Vectibix® by Amgen. Specifically for NSCLC, there are experimental compounds including but not limited to afatinib by Boehringer Ingelheim, crizotinib by Pfizer, ARQ-197 by ArQule  and Daiichi Sankyo, and iniparib by Sanofi-Aventis, Stimuvax® by Merck Serono and Oncothyreon, and astuprotimut-r by GlaxoSmithKline in late stage development that are possible competitors to bavituximab.  Other experimental compounds in development that are possible competitors to bavituximab  include, but are not limited to therapeutics designated as angiogenesis inhibitors, EGFR inhibitors, c-Met receptor inhibitors, IGFR inhibitors, HSP inhibitors, and apoptosis inducers. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we are evaluating bavituximab for the treatment of HCV.  We are aware of no other products in development targeting PS as a potential therapy for HCV.  There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to:  Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), which are marketed by Merck & Co., Inc./Schering-Plough Corporation, Pegasys® (pegylated interferon-alpha-2a) and Copegus® (ribavirin USP) , which are marketed by Roche Pharmaceuticals, and Infergen® (interferon alfacon-1)  marketed by Kadmon Pharmaceuticals, LLC.  First-line treatment for HCV has changed little since interferon alpha was first introduced in 1991.  The current standard of care for HCV includes a combination of pegylated interferon alpha with ribavirin.  This combination therapy is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression.  It is not uncommon for patients to discontinue interferon therapy because they are unable to tolerate the side effects of the treatment.

Future treatments for HCV are likely to include a combination of these existing products with products currently in development.  Later-stage developmental treatments include improvements to existing therapies, such as PEG-Interferon Lambda, in development by Bristol-Myers Squibb, and Locteron in development by Biolex Therapeutics.  Other developmental approaches include, but are not limited to, compounds that may or may not be administered in combination with other antiviral drugs or current standard of care, including but not limited to protease inhibitors, such as telaprevir from Vertex Pharmaceuticals Incorporated and boceprevir from Merck & Co., Inc./Schering-Plough Corporation, and polymerase inhibitors, entry inhibitors, cyclophilin inhibitors, immunomodulators, TLR agonists, caspace inhibitors, thiazolides, and vaccines.

We are developing our novel brain cancer therapy Cotara in a Phase II clinical trial for the treatment of recurrent GBM, the most aggressive form of brain cancer.  Approved treatments for brain cancer include the Gliadel Wafer® (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Merck & Co., Inc./Schering-Plough Corporation and Avastin® (bevacizumab) from Roche/Genentech, Inc.  Gliadel is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time.  Temodar is administered orally to patients with brain cancer.  Avastin is a monoclonal antibody that targets VEGF to prevent the formation of new tumor blood vessels.

Since Cotara targets destroying brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease.  Some products in development may compete with Cotara should they become approved for marketing.  These products include, but are not limited to:  131I-TM601, a radiolabeled chlorotoxin peptide being developed by TransMolecular, Inc., CDX-110, a peptide vaccine under development by Celldex, cilengitide, an integrin-targeting peptide being evaluated by Merck KGaA, and cediranib, a VEGFR tyrosine kinase inhibitor being developed by AstraZeneca.  In addition, approved oncology products marketed for other indications are being evaluated for the treatment of brain cancer, and include Gleevec® (Novartis), Tarceva (Roche/Genentech/OSI Pharmaceuticals Inc.), and Nexavar® (Bayer/Onyx Pharmaceuticals).

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

If we lose qualified management and scientific personnel or are unable to attract and retain such personnel, we may be unable to successfully develop our products or we may be signific antly delayed in developing our products.

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

  ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None

  ITEM 4.    [REMOVED AND RESERVED]

  ITEM 5.    OTHER INFORMATION.

None

  ITEM 6.    EXHIBITS.

(a)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

  *      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: December 9, 2010	By:	/s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

Date: December 9, 2010	By:	/s/ PAUL J. LYTLE
Paul J. Lytle Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)