Form 10-Q
period 2011-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2011-03-11
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

As of February 28, 2011, there were 67,885,811 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2011	APRIL 30, 2010
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,068,000	$19,681,000
Trade and other receivables, net	2,075,000	1,481,000
Government contract receivables	381,000	367,000
Inventories, net	3,916,000	3,123,000
Debt issuance costs, current portion	41,000	122,000
Prepaid expenses and other current assets, net	1,318,000	2,004,000

Total current assets	31,799,000	26,778,000

PROPERTY:
Leasehold improvements	932,000	697,000
Laboratory equipment	4,320,000	4,221,000
Furniture, fixtures, office equipment and software	1,725,000	917,000

	6,977,000	5,835,000
Less accumulated depreciation and amortization	(4,745,000)	(4,366,000)

Property, net	2,232,000	1,469,000

OTHER ASSETS:
Debt issuance costs, less current portion	-	21,000
Other assets	1,379,000	1,067,000

Total other assets	1,379,000	1,088,000

TOTAL ASSETS	$35,410,000	$29,335,000

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	JANUARY 31, 2011	APRIL 30, 2010
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,712,000	$2,259,000
Accrued clinical trial and related fees	2,388,000	2,666,000
Accrued payroll and related costs	1,514,000	1,623,000
Notes payable, current portion and net of discount	1,810,000	1,893,000
Deferred revenue	4,300,000	2,406,000
Deferred government contract revenue	40,000	78,000
Customer deposits	2,651,000	2,618,000
Other current liabilities	1,246,000	860,000

Total current liabilities	16,661,000	14,403,000

Notes payable, less current portion and net of discount	-	1,315,000
Deferred revenue	710,000	-
Other long-term liabilities	281,000	210,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; none issued	-	-
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 66,813,419 and 53,094,896, respectively	67,000	53,000
Additional paid-in capital	303,682,000	275,208,000
Accumulated deficit	(285,991,000)	(261,854,000)

Total stockholders’ equity	17,758,000	13,407,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,410,000	$29,335,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JANUARY 31,		NINE MONTHS ENDED JANUARY 31,
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$1,922,000	$2,945,000	$6,532,000	$10,323,000
Government contract revenue	882,000	6,854,000	3,959,000	13,035,000
License revenue	79,000	78,000	272,000	165,000
Total revenues	2,883,000	9,877,000	10,763,000	23,523,000

COSTS AND EXPENSES:
Cost of contract manufacturing	1,726,000	1,874,000	5,885,000	6,487,000
Research and development	7,053,000	7,322,000	21,464,000	17,528,000
Selling, general and administrative	2,947,000	1,998,000	8,147,000	5,552,000
Total costs and expenses	11,726,000	11,194,000	35,496,000	29,567,000

LOSS FROM OPERATIONS	(8,843,000)	(1,317,000)	(24,733,000)	(6,044,000)

OTHER INCOME (EXPENSE):
Interest and other income	20,000	22,000	1,034,000	96,000
Interest and other expense	(106,000)	(243,000)	(438,000)	(805,000)

NET LOSS	$(8,929,000)	$(1,538,000)	$(24,137,000)	$(6,753,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	64,374,282	49,532,869	58,497,756	48,163,121

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.03)	$(0.41)	$(0.14)

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JANUARY 31,
	2011	2010
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,137,000)	$(6,753,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469,000	337,000
Share-based compensation	1,998,000	491,000
Amortization of discount on notes payable and debt issuance costs	204,000	343,000
Amortization of expenses paid in shares of common stock	956,000	-
Common stock issued for services	40,000	-
Loss on disposal of property	-	49,000
Changes in operating assets and liabilities:
Trade and other receivables, net	(594,000)	371,000
Government contract receivables	(14,000)	565,000
Inventories, net	(793,000)	846,000
Prepaid expenses and other current assets, net	(270,000)	343,000
Other non-current assets	59,000	(40,000)
Accounts payable	224,000	(994,000)
Accrued clinical trial site and related fees	(278,000)	(373,000)
Accrued payroll and related costs	(109,000)	131,000
Deferred revenue	2,604,000	(724,000)
Deferred government contract revenue	(38,000)	(3,795,000)
Customer deposits	33,000	(51,000)
Other accrued expenses and current liabilities	182,000	(623,000)

Net cash used in operating activities	(19,464,000)	(9,877,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(665,000)	(94,000)
Proceeds from sale of property	-	20,000
Increase in other assets	(371,000)	(55,000)

Net cash used in investing activities	(1,036,000)	(129,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $630,000 and $660,000, respectively	26,430,000	18,008,000
Principal payments on notes payable and capital leases	(1,543,000)	(1,183,000)
Net cash provided by financing activities	24,887,000	16,825,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,387,000	6,819,000

CASH AND CASH EQUIVALENTS, beginning of period	19,681,000	10,018,000

CASH AND CASH EQUIVALENTS, end of period	$24,068,000	$16,837,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under capital lease	$180,000	$78,000
Accounts payable and other liabilities for purchase of property	$387,000	$22,000

See accompanying notes to condensed consolidated financial statements

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited)

1.	ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a clinical-stage biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  The Company is advancing two Phase II oncology programs with its lead product candidates bavituximab and Cotara® as well as a Phase II hepatitis C virus (“HCV”) program for bavituximab.  Peregrine also has in-house manufacturing capabilities through its wholly owned subsidiary Avid Bioservices, Inc. (“Avid”), which provides integrated biomanufacturing services for both Peregrine and outside customers on a fee-for-service basis.

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

Reclassification

Certain comparative amounts in the interim unaudited condensed consolidated financial statements for the nine months ended January 31, 2010 have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported operating expenses or net loss.

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

At January 31, 2011, we had $24,068,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

With respect to financing our operations through the issuance of equity, during the nine months ended January 31, 2011, we raised $27,028,000 in gross proceeds.  During February 2011, we raised an additional $2,358,000 in gross proceeds.  As of February 28, 2011, we could issue additional shares of our common stock for aggregate gross proceeds of up to $76,182,000 under two effective shelf registration statements.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.

With respect to financing our operations through procuring government contracts and grants, on October 29, 2010 we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  Of the total amount, we received $972,000 in November 2010 and the balance is expected to be received no later than May 2011.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the second quarter of our fiscal year 2012 ending October 31, 2011based on current assumptions and assuming we do not generate any additional revenues or raise any additional capital from potential sources.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, of which, could reduce or delay our future projected cash flows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

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

Government Contract Revenue - On June 30, 2008, we were awarded a government contract (the “Government Contract”) to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever (“VHF”) infections.  The contract was awarded through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.  The contract is expected to provide us with up to $24.7 million in funding over the base period that expires on March 15, 2011.  As of January 31, 2011, we have recognized $23,468,000 in total government contract revenue under this contract, of which we recognized $3,959,000 during the nine months ended January 31, 2011.  On March 7, 2011, we were notified that the TMT has determined not to exercise its next option to extend the Government Contract and, therefore, the Government Contract will expire on March 15, 2011 per the terms of the contract and no additional funding beyond the $24.7 million allocated to the base period will be provided under the contract.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

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

As of January 31, 2011, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Prepaid Research and Development Expenses

Our prepaid research and development expenses represent deferred and capitalized pre-payments to secure the receipt of future research and development services.  These pre-payments are recognized as an expense in the period that the services are performed.  We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide future economic benefit.  During the nine months ended January 31, 2011, we expensed the remaining balance of certain prepaid research and development expenses of $637,000 in accordance with the terms of an amended research agreement we entered into with an unrelated entity during September 2010, which amount is included in research and development expense in the accompanying unaudited condensed consolidated financial statements.

Share-Based Compensation

Stock Options and Restricted Stock Awards

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
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

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

Employee Stock Purchase Plan

On October 21, 2010, our stockholders approved our 2010 Employee Stock Purchase Plan (the “2010 ESPP”) (Note 9).  We account for shares expected to be issued under the 2010 ESPP in accordance with the authoritative guidance for share-based compensation.  The estimated fair value of the shares expected  to be issued under the 2010 ESPP is measured at the grant date (or beginning date of the offering period), using a Black-Scholes option pricing model, and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period).

Share-based Compensation Expense

Total share-based compensation expense related to stock options, restricted stock awards and shares expected to be issued under our employee stock purchase plan for the three and nine-month periods ended January 31, 2011 and 2010 are included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Cost of contract manufacturing	$4,000	$-	$4,000	$-
Research and development	288,000	101,000	802,000	281,000
Selling, general and administrative	419,000	63,000	1,192,000	195,000
Total	$711,000	$164,000	$1,998,000	$476,000

Share-based compensation from:
Stock options	$684,000	$164,000	$1,962,000	$476,000
Restricted stock awards	-	-	9,000	-
Employee stock purchase plan	27,000	-	27,000	-
	$711,000	$164,000	$1,998,000	$476,000

As of January 31, 2011, the total estimated unrecognized compensation cost related to non-vested stock options was $3,146,000.  This cost is expected to be recognized over a weighted average vesting period of 1.60 years based on current assumptions.

As of January 31, 2011, there was no unrecognized compensation cost related to non-vested restricted stock awards as we did not deem it probable at January 31, 2011 that any of the predetermined performance conditions underlying the non-vested performance-based restricted stock awards would be achieved by their respective targeted attainment dates, which range from April  2011 through July  2011.

Comprehensive Loss

Comprehensive loss is equal to net loss for all periods presented.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options, stock awards and warrants in accordance with the authoritative guidance.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, stock awards and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and nine months ended January 31, 2011 and 2010.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, stock awards and warrants to purchase up to 108,064 and 123,893 shares of common stock for the three and nine months ended January 31, 2011, respectively, and 419,370 and 568,792 shares of common stock for the three and nine months ended January 31, 2010, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options, stock awards and warrants to purchase up to 4,283,733 and 4,376,544 shares of common stock for the three and nine months ended January 31, 2011, respectively, and 1,773,635 and 1,733,643 shares of common stock for the three and nine months ended January 31, 2010, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

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

We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  With respect to our trade and other receivables, we determined a $20,000 allowance for doubtful accounts was necessary based on our analysis as of January 31, 2011 and April 30, 2010.  With respect to our government contract receivables, we determined an allowance for doubtful accounts was not necessary based on our analysis as of January 31, 2011 and April 30, 2010.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

6.	INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid.

Inventories consist of the following at January 31, 2011 and April 30, 2010:

	January 31, 2011	April 30, 2010
Raw materials	$1,664,000	$1,243,000
Work-in-process	2,252,000	1,880,000
Total inventories, net	$3,916,000	$3,123,000

7.	NOTE PAYABLE

On December 9, 2008, we entered into a loan and security agreement whereby we borrowed $5,000,000 (“Loan Agreement”) from MidCap Financial LLC and BlueCrest Capital Finance, L.P (collectively, the “Lenders”).

Under the Loan Agreement, the outstanding principal balance each month will bear interest at the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9% (12% from inception to January 31, 2011).  The Loan Agreement allowed for interest-only payments during the initial six (6) months through July 2009 followed by thirty (30) equal monthly principal payments plus interest.  The Loan Agreement, which is secured by generally all assets of the Company, contains customary covenants that, among other things, generally restrict our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant (as amended on March 9, 2011) whereby we are required to maintain a minimum cash and cash equivalents balance equal to at least 80% of the outstanding loan balance (or $1,467,000 as of January 31, 2011).  Moreover, the Loan Agreement includes a Material Adverse Change clause whereby if there is a material impairment in the priority of Lenders’ lien in the collateral or in the value of such collateral, or if we encounter a material adverse change in our business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan, then an event of default can be invoked by the Lenders.  As of the filing date of this Quarterly Report, we are in compliance with all Loan Agreement covenants.

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

In connection with the Loan Agreement, we also incurred $469,000 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and the short-term and long-term portions of these costs are included in current assets and other long-term assets, respectively, in the accompanying unaudited condensed consolidated balance sheets and are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  Included in debt issuance costs is a final payment fee of $150,000, which is due and payable on the maturity date of the outstanding loan balance, and is equal to 3% of the total amount funded under the Loan Agreement.  The final payment fee payable of $150,000 is classified as other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

As of January 31, 2011, we will make the following principal payments under the Loan Agreement in the fiscal years ending April 30,

2011	$500,000
2012	1,333,000

Total	$1,833,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

8.	STOCKHOLDERS’ EQUITY

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

With respect to financing our operations through the issuance of equity, we have raised additional capital during the nine months ended January 31, 2011, under two registration statements as defined below.

Shelf Filing Month	Registration Statement Number	Amount Registered
July 2009	333-160572	$50,000,000
December 2010	333-171252	$75,000,000

Financing Under Shelf Registration Statement Number 333-160572

On July 14, 2009, we filed a shelf registration statement on Form S-3, File number 333-160572 (“July 2009 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $50,000,000.  As of January 31, 2011, we could issue shares of our common stock for remaining aggregate gross proceeds of up to $10,000,000 under the July 2009 Shelf.

Also on July 14, 2009, we entered into an At Market Issuance Sales Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $25,000,000.  Shares of common stock sold under this arrangement were sold at market prices.  During the nine months ended January 31, 2011, we sold 1,925,565 shares of common stock at market prices under the July 2009 AMI Agreement for aggregate gross proceeds of $5,568,000 before deducting commissions and other issuance costs of $133,000.  As of January 31, 2011, we had raised the full $25,000,000 available under the July 2009 AMI Agreement.

On June 22, 2010, we entered into an At Market Issuance Agreement (“June 2010 AMI Agreement”) with McNicoll, Lewis & Valk LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $15,000,000.  Shares of common stock sold under this arrangement were sold at market prices.  During the nine months ended January 31, 2011, we sold 9,214,373 shares of common stock at market prices under the June 2010 AMI Agreement for aggregate gross proceeds of $15,000,000 before deducting commissions and other issuance costs of $345,000.  As of January 31, 2011, we had raised the full $15,000,000 available under the June 2010 AMI Agreement.

Financing Under Shelf Registration Statement Number 333-171252

On December 17, 2010, we filed a shelf registration statement on Form S-3, File number 333-171252 (“December 2010 Shelf”), under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $75,000,000.  As of January 31, 2011, we could issue shares of our common stock for remaining aggregate gross proceeds of up to $68,540,000 under the December 2010 Shelf.

On December 29, 2010, we entered into an At Market Issuance Agreement (“December 2010 AMI Agreement”) with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, in registered transactions from our December 2010 Shelf, for aggregate gross proceeds not to exceed the amount that can be sold under our December 2010 Shelf.  Shares of common stock sold under this arrangement were (or will be) sold at market prices.  During the nine months ended January 31, 2011, we sold 2,385,862 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $6,460,000 before deducting commissions and other issuance costs of $152,000.

During February 2011, we raised aggregate gross proceeds of $2,358,000 in connection with the sale of  998,142 shares of common stock at market prices under the December 2010 AMI Agreement.  As of February 28, 2011, we could issue additional shares of our common stock for aggregate gross proceeds of up to $66,182,000 under the December 2010 Shelf.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

Shares of Common Stock Authorized And Reserved For Future Issuance

As of January 31, 2011, we had reserved 14,231,797 additional shares of our common stock which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statements, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option and restricted stock award grants and available for issuance under our stock incentive plans	9,011,830
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	5,000,000
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	14,231,797

9.	EQUITY COMPENSATION PLANS

Employee Stock Purchase Plan

On October 21, 2010, our stockholders approved our 2010 Employee Stock Purchase Plan.  The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) allows eligible employees on a voluntary basis to purchase shares of our common stock directly from the Company.  Under the 2010 ESPP, we will initially sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period.  The 2010 ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1.

A total of 5,000,000 shares are reserved for issuance under the 2010 ESPP and are subject to adjustment as provided in the 2010 ESPP for stock splits, stock dividends, recapitalizations and other similar events.  The first offering period under the 2010 ESPP commenced November 1, 2010 and will end on April 30, 2011.  No shares were purchased under the 2010 ESPP as of January 31, 2011.

Stock Incentive Plans

In addition, on October 21, 2010, our stockholders approved our 2010 Stock Incentive Plan (“2010 Plan”) which allows for the issuance of up to 3,500,000 shares of our common stock for the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance shares and other forms of share-based awards (collectively, “Awards”).  As of January 31, 2011, 3,305,278 shares of our common stock were available for Awards under the 2010 Incentive Plan.

As of January 31, 2011, we had an aggregate of  9,011,830 shares of common stock reserved for issuance under all Stock Incentive Plans, of which, 5,165,058 shares were subject to outstanding options and restricted stock awards and 3,846,772 shares were available for future grants of share-based awards.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

The following summarizes our stock option transaction activity for the nine months ended January 31, 2011:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2010	5,013,692	$4.49
Granted	342,809	$1.92
Exercised	(14,750)	$2.20
Canceled or expired	(381,443)	$5.32
Outstanding, January 31, 2011	4,960,308	$4.25

The following summarizes our performance-based restricted stock awards transaction activity for the nine months ended January 31, 2011:

Restricted Stock	Shares	Weighted Average Exercisable Price
Unvested, May 1, 2010	371,250	$2.97
Granted	-	-
Vested	(74,250)	$2.97
Canceled or expired	(92,250)	$2.96
Unvested, January 31, 2011	204,750	$2.98

10.           WARRANTS

During the nine months ended January 31, 2011, 118,443 warrants were exercised on a cashless basis in exchange for 74,802 shares of our common stock.  As of January 31, 2011, we had warrants outstanding to purchase up to 219,967 shares of our common stock at an exercise price of $1.48 per share with an expiration date of December 19, 2013.  The aforementioned warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008, as further discussed in Note 7.  There were no warrants granted during the nine months ended January 31, 2011.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

Segment information for the three-month periods is summarized as follows:

	Three Months Ended January 31,
	2011	2010

Contract manufacturing services revenue	$1,922,000	$2,945,000
Cost of contract manufacturing services	1,726,000	1,874,000
Gross profit	196,000	1,071,000
Revenue from products in research and development	961,000	6,932,000
Research and development expense	(7,053,000)	(7,322,000)
Selling, general and administrative expense	(2,947,000)	(1,998,000)
Other expense, net	(86,000)	(221,000)
Net loss	$(8,929,000)	$(1,538,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended January 31,
	2011	2010
United States (customer A)	93%	46%
United States (customer B)	0%	44%
Germany (one customer)	3%	10%
Other customers	4%	0%
Total customer revenues as a percentage of revenue	100%	100%

Revenue generated from our products in our research and development segment were from the following sources:

	Three Months Ended January 31,
	2011	2010
Government contract revenue (Note 3)	$882,000	$6,854,000
License revenue	79,000	78,000
	$961,000	$6,932,000

Segment information for the nine-month periods is summarized as follows:

	Nine Months Ended January 31,
	2011	2010

Contract manufacturing services revenue	$6,532,000	$10,323,000
Cost of contract manufacturing services	5,885,000	6,487,000
Gross profit	647,000	3,836,000
Revenue from products in research and development	4,231,000	13,200,000
Research and development expense	(21,464,000)	(17,528,000)
Selling, general and administrative expense	(8,147,000)	(5,552,000)
Other income (expense), net	596,000	(709,000)
Net loss	$(24,137,000)	$(6,753,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Nine Months Ended January 31,
	2011	2010
United States (customer A)	71%	31%
United States (customer B)	0%	18%
Germany (one customer)	27%	15%
Canada (one customer)	0%	36%
Other customers	2%	0%
Total customer revenues as a percentage of revenue	100%	100%

Revenue generated from our products in our research and development segment were from the following sources:

	Nine Months Ended January 31,
	2011	20010
Government contract revenue (Note 3)	$3,959,000	$13,035,000
License revenue	272,000	165,000
	$4,231,000	$13,200,000

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures and computer equipment and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	January 31, 2011	April 30, 2010
Long-lived assets, net:
Contract manufacturing services	$1,560,000	$1,311,000
Products in research and development	672,000	158,000
Total long-lived assets, net	$2,232,000	$1,469,000

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
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 (unaudited) (continued)

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

14.           SUBSEQUENT EVENTS

On March 7, 2011, we received notification from the TMT of the U.S. Department of Defense’s Defense Threat Reduction Agency that they had determined not to exercise its next option to extend the government contract awarded to us by the TMT in June 2008 and, therefore, the government contract will expire on March 15, 2011 per the terms of the contract and no additional funding will be provided under the contract.

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

Overview

We are a clinical-stage biopharmaceutical company developing and manufacturing first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  We are advancing two Phase II oncology programs with our lead product candidates bavituximab and Cotara as well as our Phase II hepatitis C virus (“HCV”) program for bavituximab.

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

For bavituximab in oncology indications, we are conducting three randomized Phase II company-sponsored trials and supporting three investigator-sponsored trials (“IST”).  Our prior Phase II single-arm trial in lung cancer demonstrated promising results compared to data from separate historical control trials.

Based on these results, in June 2010, we announced that we initiated a randomized Phase IIb trial evaluating bavituximab in combination with standard chemotherapy in patients with second-line NSCLC, which represents a significant unmet medical need.  In July 2010, we initiated a second randomized Phase IIb trial evaluating bavituximab in combination with chemotherapy in patients with front-line NSCLC.  And in January 2011, we initiated a randomized Phase II trial evaluating bavituximab with in combination with chemotherapy in patients with previously untreated stage IV pancreatic cancer.

In addition to our company-sponsored clinical program, we also launched an IST program during 2010 as a cost-effective way to generate insight into bavituximab’s mechanism of action, augment our safety database, and evaluate new combination therapy approaches to treating cancer patients.  In December 2010, we announced that the first IST was initiated, a Phase I/II trial evaluating bavituximab combined with sorafenib in patients with advanced hepatocellular carcinoma (HCC), or liver cancer.  In addition, we have recently announced the initiation of  two additional ISTs; a Phase Ib trial evaluating bavituximab combined with pemetrexed and carboplatin in patients with front-line NSCLC and a Phase I trial evaluating bavituximab combined with paclitaxel in patients with HER2-negative metastatic breast cancer.

Our novel brain cancer therapy Cotara is a targeted monoclonal antibody linked to a radioisotope that is administered as a single infusion directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue.  In December 2010, we completed treatment of the last patient in a Phase II trial in recurrent glioblastoma multiforme (“GBM”).  We expect to report interim data from this trial by mid-year 2011 and to meet with the U.S. Food and Drug Administration (“FDA”) in the second half of 2011 to determine the optimal registration pathway for Cotara.   In addition, Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the U.S. Food and Drug Administration.

We are also evaluating bavituximab for viral infection indications.   In January 2011, we initiated a randomized Phase II trial in patients with previously untreated genotype-1 hepatitis C virus (“HCV”) infection.  Also in January 2011, we completed patient enrollment in a Phase Ib safety and efficacy trial of bavituximab as a monotherapy in patients coinfected with HCV and HIV.

In addition to our research and development efforts, we operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices (“Avid”).  Avid provides integrated biomanufacturing services for biotechnology and biopharmaceutical companies on a fee-for-service basis, from preclinical drug supplies through commercial-scale drug manufacturing.  In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture all clinical products to support our clinical trials while also preparing its products for potential commercial launch.

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

At January 31, 2011, we had $24,068,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the nine months ended January 31, 2011, we raised $27,028,000 in gross proceeds.  During February 2011, we raised an additional $2,358,000 in gross proceeds.  As of February 28, 2011, we could issue additional shares of our common stock for aggregate gross proceeds of up to $76,182,000 under two effective shelf registration statements.

In addition, we may also raise additional capital through equity offerings, licensing our products in development, procuring government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.

With respect to financing our operations through procuring government contracts and grants, on October 29, 2010 we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  Of the total amount, we received $972,000 in November 2010 and the balance is expected to be received no later than May 2011.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the second quarter of our fiscal year 2012 ending October 31, 2011 based on current assumptions and assuming we do not generate any additional revenues or raise any additional capital from potential sources.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, of which, could reduce or delay our future projected cash flows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and nine-month periods ended January 31, 2011 and 2010.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2011	2010	$ Change	2011	2010	$ Change
REVENUES:
Contract manufacturing revenue	$1,922,000	$2,945,000	$(1,023,000)	$6,532,000	$10,323,000	$(3,791,000)
Government contract revenue	882,000	6,854,000	(5,972,000)	3,959,000	13,035,000	(9,076,000)
License revenue	79,000	78,000	1,000	272,000	165,000	107,000
Total revenues	2,883,000	9,877,000	(6,994,000)	10,763,000	23,523,000	(12,760,000)

COSTS AND EXPENSES:
Cost of contract manufacturing	1,726,000	1,874,000	(148,000)	5,885,000	6,487,000	(602,000)
Research and development	7,053,000	7,322,000	(269,000)	21,464,000	17,528,000	3,936,000
Selling, general & administrative	2,947,000	1,998,000	949,000	8,147,000	5,552,000	2,595,000

Total costs and expenses	11,726,000	11,194,000	532,000	35,496,000	29,567,000	5,929,000

LOSS FROM OPERATIONS	(8,843,000)	(1,317,000)	(7,526,000)	(24,733,000)	(6,044,000)	(18,689,000)

OTHER INCOME (EXPENSE):
Interest and other income	20,000	22,000	(2,000)	1,034,000	96,000	938,000
Interest and other expense	(106,000)	(243,000)	137,000	(438,000)	(805,000)	367,000

NET LOSS	$(8,929,000)	$(1,538,000)	$(7,391,000)	$(24,137,000)	$(6,753,000)	$(17,384,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue.

Three and Nine Months:  The decreases in contract manufacturing revenue of $1,023,000 (or 35%) and $3,791,000 (or 37%) during the three and nine months ended January 31, 2011, compared to the same periods in the prior year was primarily due to a decrease in the level of services provided to third-party customers compared to the same periods of the prior year.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

Government Contract Revenue.

Three and Nine Months:  Government contract revenue stems from our contract with the TMT of the U.S. Department of Defense's Defense Threat Reduction Agency.  The decreases in government contract revenue of $5,972,000 (or 87%) and $9,076,000 (or 70%) during the three and nine months ended January 31, 2011 compared to the same periods in the prior year was due to a decrease in level of research and development services performed during the current year periods in accordance with the contract’s project plan.

As of January 31, 2011, we have recognized $23,468,000 in total government contract revenue under this contract, of which we recognized $882,000 and $3,959,000 during the three and nine months ended January 31, 2011, respectively.  The contract is expected to provide us with up to $24.7 million in funding over the base period that expires on March 15, 2011.  On March 7, 2011, we were notified that the TMT has determined not to exercise its next option to extend the contract and, therefore, the contract will expire on March 15, 2011 per the terms of the contract and no additional funding beyond the $24.7 million allocated to the base period will be provided under the contract.  As a result, we do not expect to recognize government contract revenue beyond fiscal year 2011 unless we successfully secure additional government contracts.

License Revenue.

Nine months:  The increase in license revenue of $107,000 during the nine months ended January 31, 2011 compared to the same period in the prior year was directly related to revenue recognized under a license agreement we entered into with an unrelated entity during July 2009 associated with our anti-VEGF antibody program.  In addition, since the license agreement was signed during July 2009, there was no corresponding revenue generated during the first two months of the prior year nine-month period ended January 31, 2010.

Although we expect to continue to recognize license revenue under our license agreements with unrelated entities during the remainder of the current fiscal year, we do not expect such revenue to be significant based on current agreements.

Cost of Contract Manufacturing.

Three and Nine Months:  The decreases in cost of contract manufacturing of $148,000 (or 8%) and $602,000 (or 9%) during the three and nine months ended January 31, 2011 compared to the same periods in the prior year was primarily related to the current year three and nine-month period decreases in contract manufacturing revenue.  In addition, the cost of contract manufacturing as a percentage of contract manufacturing revenue increased during the  quarter ended January 31, 2011 primarily due to a write-off of certain materials manufactured for a third-party customer that did not meet certain specifications for product release.  We expect to continue to incur contract manufacturing costs during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses.

Three and Nine Months:  The decrease in research and development (“R&D”) expenses of $269,000 (or 4%) for the three months ended January 31, 2011 and the increase in R&D expenses of $3,936,000 (or 22%) for nine months ended January 31, 2011 compared to the same periods in the prior year was due to the following changes associated with each of our following platform technologies under development:

Technology Platform	R&D Expenses – Three Months Ended January 31,			R&D Expenses – Nine Months Ended January 31,
	2011	2010	$ Change	2011	2010	$ Change

Phosphatidylserine (“PS”)-Targeting (bavituximab)	$6,290,000	$5,839,000	$451,000	$19,360,000	$14,696,000	$4,664,000
TNT (Cotara)	785,000	1,375,000	(590,000)	2,051,000	2,401,000	(350,000)
Other	(22,000)	108,000	(130,000)	53,000	431,000	(378,000)
Total R&D Expenses	$7,053,000	$7,322,000	$(269,000)	$21,464,000	$17,528,000	$3,936,000

o
PS-Targeting Technology Platform (bavituximab) – The increases in PS-Targeting program expenses of $451,000 and $4,664,000 during the three and nine months ended January 31, 2011 compared to the same periods in the prior year was primarily due to increases in clinical trial and related expenses, payroll and related expenses, share-based compensation expense (non-cash), consulting fees and manufacturing expenses to support the advancement of our later-stage clinical program for bavituximab.  During the nine months ended January 31, 2011, we initiated three separate randomized multi-center Phase II clinical trials using bavituximab in combination with chemotherapy for the treatment of patients with i) second-line non-small cell lung cancer (“NSCLC”), ii) front-line NSCLC, and iii) pancreatic cancer.  We also initiated a randomized Phase II clinical trial using bavituximab for the treatment of patients with previously untreated genotype-1 hepatitis C virus (HCV) infection.   In addition to our company sponsored clinical trials, we also initiated two separate investigator-sponsored trials during the current nine-month period using bavituximab for the treatment of patients with liver cancer and HER-2 negative metastatic breast cancer.  Our PS-Targeting program expenses incurred during the current nine-month period were further supplemented by increases in expenses associated with the development of additional PS-targeting antibodies.  These increases in PS-targeting program expenses associated with the advancement of our bavituximab clinical program was offset with a decrease in R&D expenses directly associated with our government contract with the TMT as the level of R&D activities performed under the contract have decreased compared to the same periods in the prior year in accordance with the project plan under the contract.

o
Tumor Necrosis Therapy (“TNT”)Technology Platform (Cotara) – The decreases in TNT program expenses of $590,000 for the three months ended January 31, 2011 compared to the same period in the prior year was primarily due to a decrease in clinical trial expenses due to the timing of patient enrollment combined with a decrease in manufacturing related costs.  The decreases in TNT program expenses of $350,000 for the nine months ended January 31, 2011 compared to the same period in the prior year was primarily due to a decrease in manufacturing related costs offset by an increase in clinical trial expenses due to the timing of patient enrollment.

o
Other R&D programs – The decreases in our other R&D program expenses of $130,000 and $378,000 during the three and nine months ended January 31, 2011 compared to the same periods in the prior year was primarily due to receiving a research license credit from a licensor in the amount of $37,000 during the current quarter combined with our efforts to curtail spending on earlier-stage technologies associated with our anti-angiogenesis agents and vascular targeting agents in order to focus our efforts and resources on our current clinical programs.  However, we are actively seeking partners to further develop these technologies.

During the remainder of the current fiscal year, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.  These unknown variables and uncertainties include, but are not limited to:

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

•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the second quarter of our fiscal year 2012 ending October 31, 2011.

We or our potential partners will need to do additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates as all of our products are in discovery, preclinical or clinical development.  Testing, manufacturing, commercialization, advertising, promotion, exporting, and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries.  The testing and approval process requires substantial time, effort, and financial resources, and we cannot guarantee that any approval will be granted on a timely basis, if at all.  Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials.  Furthermore, the United States Food and Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.  Even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.  Accordingly, we or our potential partners may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, share-based compensation expense, legal and accounting fees, patent fees, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company.

Three and Nine Months:  The increases in selling, general and administrative (“SG&A”) expenses of $949,000 (or 47%) and $2,595,000 (or 47%) during the three and nine months ended January 31, 2011 compared to the same periods in the prior year were primarily due to increases in share-based compensation expense (non-cash) of $356,000 and $997,000, respectively, and payroll and related expenses of $140,000 and $631,000, respectively.  The increases in share-based compensation expense were primarily associated with the amortization of the fair value of options granted to employees and directors during the fourth quarter of fiscal year 2010.  The increases in payroll and related expenses were primarily the result of increased SG&A employee headcount, compensation, and other employee-related expenses combined with an increase in consulting fees.  These increases were further supplemented with current year three and nine-month period increases associated with patent fees, market research, travel and related expenses and other general corporate related expenses.

Interest and Other Income.

Nine Months:  The increase in interest and other income of $938,000 during the nine months ended January 31, 2011 compared to the same period in the prior year was due to an increase in other income of $981,000 offset by a $43,000 decrease in interest income.  The increase in other income was directly related to the government cash grant of approximately $978,000 awarded to us on October 29, 2010 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.

Interest and Other Expense.

Three and Nine Months:  The decreases in interest and other expense of $137,000 and $367,000 during the three and nine months ended January 31, 2011 compared to the same periods in the prior year was primarily due to decreases in interest expense and non-cash interest expense associated with the $5,000,000 term loan we secured in December 2008 due to lower outstanding principal balances during the current year periods.

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

Government Contract Revenue – On June 30, 2008, we were awarded a government contract (the “Government Contract”), which expires on March 15, 2011, to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever (“VHF”) infections.

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

Liquidity and Capital Resources

At January 31, 2011, we had $24,068,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the nine months ended January 31, 2011, we raised $27,028,000 in gross proceeds.  During February 2011, we raised an additional $2,358,000 in gross proceeds.  As of February 28, 2011, we could issue additional shares of our common stock for aggregate gross proceeds of up to $76,182,000 under two effective shelf registration statements.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.

With respect to financing our operations through procuring government contracts and grants, on October 29, 2010 we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  Of the total amount, we received $972,000 in November 2010 and the balance is expected to be received no later than May 2011.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the second quarter of our fiscal year 2012 ending October 31, 2011 based on current assumptions and assuming we do not generate any additional revenues or raise any additional capital from potential sources.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, of which, could reduce or delay our future projected cash flows.  In addition, in the event our projected cash-inflows are reduced or delayed, we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2011 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the nine months ended January 31, 2011, cash used in operating activities increased $9,587,000 to $19,464,000 compared to $9,877,000 for the nine months ended January 31, 2010.  This increase in net cash used in operating activities was primarily due to an increase of $14,937,000 in net loss reported during the current nine-month period after taking into consideration non-cash operating expenses offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $5,350,000 .  The decrease in the net change in operating assets and payment or reduction of liabilities was primarily due to net changes associated with receivables, inventories, accounts payable, accrued liabilities, deferred revenue and deferred government contract revenue.  The increase in our current nine-month period net loss was primarily due to current period decreases in contract manufacturing revenue and government contract revenue combined with increases in research and development expenses and selling, general and administrative expenses, which were offset by a decrease in cost of contract manufacturing and an increase in interest and other income.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	NINE MONTHS ENDED
	January 31, 2011	January 31, 2010
Net loss, as reported	$(24,137,000)	$(6,753,000)
Less non-cash expenses and adjustments to net loss:
Depreciation and amortization	469,000	337,000
Share-based compensation	1,998,000	491,000
Amortization of discount on notes payable and debt issuance costs	204,000	343,000
Amortization of expenses paid in shares of common stock	956,000	-
Common stock issued for services	40,000	-
Loss on disposal of property	-	49,000
Net cash used in operating activities before changes in operating assets and liabilities	$(20,470,000)	$(5,533,000)
Net change in operating assets and liabilities	$1,006,000	$(4,344,000)
Net cash used in operating activities	$(19,464,000)	$(9,877,000)

Cash Used In Investing Activities.  Net cash used in investing activities increased $907,000 to $1,036,000 for the nine months ended January 31, 2011 compared to net cash used of $129,000 for the nine months ended January 31, 2010.  This increase was due to an increase in cash outflows of $571,000 associated with property acquisitions combined with an increase in cash outflows of $316,000 associated with the increase in other assets, which were offset by a $20,000 decrease in cash inflows associated with the sale of property.  The current nine-month period increase in property acquisitions is primarily related to purchases of certain computer software and hardware to enhance corporate infrastructure and operational efficiencies combined with the purchase of certain leasehold improvements and furniture and fixtures associated with additional office space we leased in May 2010.  The current nine-month period increase in other assets is primarily associated with an increase in deposits and/or progress payments for certain additional computer software to enhance corporate infrastructure and operational efficiencies and additional leasehold improvements associated with office space we leased in May 2010.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $8,062,000 to $24,887,000 for the nine months ended January 31, 2011 compared to net cash provided of $16,825,000 for the nine months ended January 31, 2010.  During the nine months ended January 31, 2011, we sold 13,525,800 shares of our common stock for net proceeds of $26,398,000.  In addition, we received net proceeds of $32,000 from the exercise of stock options.  These current year net proceeds from financing activities were offset with aggregate principal payments on notes payable and capital leases of $1,543,000.

During the nine months ended January 31, 2010, we sold 5,313,220 shares of our common stock for net proceeds of $17,913,000.  In addition, we received net proceeds of $95,000 from the exercise of stock options.  These prior year net proceeds from financing activities were offset with aggregate principal payments on notes payable and capital leases of $1,183,000.

Commitments

At January 31, 2011, we had no material capital commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our outstanding notes payable, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at January 31, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

At January 31, 2011, we had an outstanding notes payable balance of $1,833,000 under a loan and security agreement, which bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%, which may expose us to market risk due to changes in interest rates.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 3% under our loan and security agreement and based on historical movements in LIBOR rates, we believe a near-term change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2011, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2011.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

At January 31, 2011, we had $24,068,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2010, 2009 and 2008 amounted to $14,494,000, $16,524,000, and $23,176,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the nine months ended January 31, 2011, we raised $27,028,000 in gross proceeds.  During February 2011, we raised an additional $2,358,000 in gross proceeds.  As of February 28, 2011, we could issue additional shares of our common stock for aggregate gross proceeds of up to $76,182,000 under two effective shelf registration statements.

In addition, we may also raise additional capital through additional equity offerings, licensing our products in development, procuring government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.

With respect to financing our operations through procuring government contracts and grants, on October 29, 2010 we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  Of the total amount, we received $972,000 in November 2010 and the balance is expected to be received no later than May 2011.

While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in procuring government contracts and grants, or that sufficient additional revenues will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.  Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the second quarter of our fiscal year 2012 ending October 31, 2011 based on current assumptions and assuming we do not generate any additional revenues or raise any additional capital from potential sources.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, of which, could reduce or delay our future projected cash flows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

Pursuant to a Loan and Security Agreement dated December 9, 2008 (the “Loan Agreement”), MidCap Financial LLC and BlueCrest Capital Finance, L.P. (the “Lenders”) have provided us a three-year, $5,000,000 working capital loan, which funded on December 19, 2008.  At January 31, 2011, we had an outstanding principal balance of $1,833,000 under the Loan Agreement.  As collateral to secure our repayment obligations to the Lenders, we and our wholly-owned subsidiary, Avid Bioservices, Inc., have granted the Lenders a first priority security interest in generally all of our respective assets, including our intellectual property.

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

In addition, we must maintain a cash and cash equivalents balance of at least 80% of the outstanding loan balance (or $1,467,000 as of January 31, 2011).

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

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the nine months ended January 31, 2011 and for each of the past three fiscal years:

Net Loss
Nine months ended January 31, 2011 (unaudited)	$24,137,000
Fiscal Year 2010	$14,494,000
Fiscal Year 2009	$16,524,000
Fiscal Year 2008	$23,176,000

As of January 31, 2011, we had an accumulated deficit of $285,991,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of January 31, 2011, there were 66,813,419 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 14,231,797 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and for outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option and restricted stock award grants and available for issuance under our stock incentive plans	9,011,830
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	5,000,000
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	14,231,797

In addition, the above table does not include shares of common stock that we have available to issue under our current effective shelf registration statements, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining aggregate gross proceeds of up to $78,540,000 as of January 31, 2011.

Of the total options, restricted stock awards and warrants outstanding as of January 31, 2011, 981,300 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at January 31, 2011.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the last twelve (12) fiscal quarters ended January 31, 2011:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64
Quarter Ended July 31, 2009	$5.65	$1.85	7,345	39
Quarter Ended April 30, 2009	$2.60	$1.52	702	14
Quarter Ended January 31, 2009	$2.35	$1.10	260	19
Quarter Ended October 31, 2008	$2.00	$1.15	263	15
Quarter Ended July 31, 2008	$2.65	$1.54	599	21
Quarter Ended April 30, 2008	$3.63	$1.75	769	26

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential company-sponsored clinical trial and investigator-sponsored clinical trial results relating to products under development by us or our competitors;
•	our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	changes in our capital structure;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Our product candidates have not received regulatory approval and are generally in research, preclinical and various clinical stages of development.  If the results from any of the clinical trials are poor, those results may adversely affect our ability to raise additional capital or obtain regulatory approval to conduct additional clinical trials, which will affect our ability to continue full-scale research and development for our antibody technologies.  In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials.  Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, and the eligibility criteria for the study.  In addition, because our Cotara product currently in clinical trials represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our clinical study.

Clinical trials required for our product candidates are expensive and time consuming, and their outcome is uncertain.

In order to obtain FDA approval to market a new drug product, we or our potential partners must demonstrate proof of safety and efficacy in humans.  To meet these requirements, we or our potential partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials.  Conducting clinical trials is a lengthy, time-consuming and expensive process.  The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial.  Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses.  Moreover, we may continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control.  The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

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

Even if we obtain positive results from preclinical or initial clinical trials, we may not achieve the same success in future trials.  Clinical trials may not demonstrate statistically sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates employing our technology.

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

We have no experience as a Company in conducting large-scale, late-stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited.  In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all.  Large-scale trials would require either additional financial and management resources, or reliance on third-party clinical investigators, contract research organizations (“CROs”) or consultants.  Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.  Any such delays could have a material adverse effect on our business.

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

Because some of the trial sites for our recently initiated Phase IIb non-small cell lung cancer trials will be in India and other foreign countries, any disruption to our international clinical trial sites could significantly delay our product development efforts.

Success in early clinical trials may not be indicative of results obtained in later trials.

A number of new drugs and biologics have shown promising results in initial clinical trials, but subsequently failed to establish sufficient safety and effectiveness data to obtain necessary regulatory approvals.  Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

Data from our preclinical studies and Phase I and initial Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed.  The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients.  In addition, the limited results we have obtained in the Phase II trials may not predict results for any future studies and also may not predict future therapeutic benefit of our drug candidates.  We will be required to demonstrate through larger-scale clinical trials that bavituximab and Cotara are safe and effective for use in a diverse population before we can seek regulatory approval for their commercial sale.  There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

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

We have completed initial Phase I and Phase I/II studies with Cotara for the treatment of brain cancer.  In addition, we previously announced the completion of patient enrollment in both our dose confirmation and dosimetry clinical trial in patients with recurrent GBM and our Phase II safety and efficacy study using a single administration of the drug through an optimized delivery method.  Taken together, the dose confirmation and dosimetry clinical trial along with data collected from the Phase II safety and efficacy study may provide the safety, dosimetry and efficacy data that will support the final design of the registrational study.  Once we complete data collection and analysis from the two Cotara studies for the treatment of GBM, substantial financial resources will be needed to complete any additional supportive clinical studies necessary for potential product approval.  Based on the patient size and design of the registrational study, we may not have the financial resources internally to complete the larger registrational study.  We therefore intend to continue to seek a licensing or funding partner for Cotara, and hope that the data from our clinical studies will enhance our opportunities of finding such partner.  If a partner is not found for this technology in the U.S., we may not be able to advance the project past its current state of development.  Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not find a suitable partnering candidate for Cotara.  We also cannot ensure that we will be able to find a suitable licensing partner for this technology in the U.S.  Furthermore, we cannot ensure that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to us.

Our dependency on our radiolabeling suppliers may negatively impact our ability to complete Future clinical trials and market our products.

We have procured our antibody radioactive isotope combination services (“radiolabeling”) for our Cotara Phase II study with Iso-tex Diagnostics, Inc. (for patients enrolled in the U.S.) and with the Board of Radiation & Isotope Technology (“BRIT”) (for patients enrolled in India).  Although we order radiolabeling services on an as needed basis through an agreed upon purchase order, we do not have any arrangements with either Iso-tex Diagnostics, Inc. or BRIT that would require either supplier to radiolabel our product.  In the event that either supplier was unable to provide the radiolabeling services for future studies, we would have to temporarily shift patient enrollment to the country (U.S. or India) able to continue providing the radiolabeling services which could significantly delay patient enrollment in that study.  If both of these suppliers is unable to continue to qualify its respective facility or radiolabel and supply our antibody in a timely manner, our current clinical trials using radiolabeling technology could be adversely affected and future studies could be significantly delayed.  While there are other suppliers for radioactive isotope combination services in the U.S. and India, a future clinical trial could be delayed for up to twelve to eighteen months because it may take that amount of time to certify a new facility under current Good Manufacturing Practices and qualify the product, plus we would incur significant costs to transfer our technology to another vendor.  In addition, the number of facilities that can perform these radiolabeling services is very limited.  Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services.  An antibody that has been combined with a radioactive isotope, such as Iodine-131, cannot be stored for long periods of time, as it must be used within one week of being radiolabeled to be effective.  Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete ongoing clinical trials conducted by us or a potential licensing partner.

Our manufacturing facilities may not continue to meet regulatory requirements and have limited capacity.

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured be in compliance with current Good Manufacturing Practices, or cGMP, requirements.  To be successful, our therapeutic products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs.  Currently, we manufacture all preclinical and clinical material through Avid Bioservices, Inc., our wholly owned subsidiary.  While we believe our current facilities are adequate for the manufacturing of product candidates for clinical trials, our facilities may not be adequate to produce sufficient quantities of any products for commercial sale.

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

We are developing our novel brain cancer therapy Cotara, and we recently completed patient treatment in a Phase II clinical trial for the treatment of recurrent GBM, the most aggressive form of brain cancer.  Approved treatments for brain cancer include the Gliadel Wafer® (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Merck & Co., Inc./Schering-Plough Corporation and Avastin® (bevacizumab) from Roche/Genentech, Inc.  Gliadel is inserted in the tumor cavity following surgery and releases a chemotherapeutic agent over time.  Temodar is administered orally to patients with brain cancer.  Avastin is a monoclonal antibody that targets VEGF to prevent the formation of new tumor blood vessels.

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

On March 7, 2011, we received notification from the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency that they had determined not to exercise its next option to extend the government contract awarded to us by the TMT in June 2008 and, therefore, the government contract will expire on March 15, 2011 per the terms of the contract and no additional funding will be provided under the contract.

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

PEREGRINE PHARMACEUTICALS, INC.
Date: March 11, 2011	By: /s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

PEREGRINE PHARMACEUTICALS, INC.
Date: March 11, 2011	By: /s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)