Form 10-K
period 2011-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2011-07-14
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates as of October 31, 2010 was $88,737,963.

Number of shares of Common Stock outstanding as of July 8, 2011:  71,069,858

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2011.

PEREGRINE PHARMACEUTICALS, INC.

Fiscal Year 2011
Annual Report on Form 10-K

Table of Contents

Item 1.	Business	2
	Overview	2
	Products in Clinical-Stage Development	4
	Government-Sponsored Programs	9
	Preclinical Programs	9
	In-Licensing Collaborations	9
	Out-Licensing Collaborations	11
	Government Regulation	12
	Manufacturing and Raw Materials	14
	Patents and Trade Secrets	15
	Customer Concentration and Geographic Area Financial Information	17
	Marketing Our Potential Products	17
	Competition	17
	Research and Development	19
	Corporate Governance	19
	Human Resources	19
	Glossary of Terms	20
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	38
Item 2.	Properties	38
Item 3.	Legal Proceedings	38
Item 4.	[Removed And Reserved]	38

PART II		39
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities	39
Item 6.	Selected Financial Data	40
Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	41
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements And Supplementary Data	56
Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures	56
Item 9A.	Controls And Procedures	56
Item 9B.	Other Information	57

PART III		60
Item 10.	Directors, Executive Officers And Corporate Governance	60
Item 11.	Executive Compensation	60
Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters	60
Item 13.	Certain Relationships And Related Transactions, And Director Independence	60
Item 14.	Principal Accounting Fees and Services	60

PART IV		61
Item 15.	Exhibits And Financial Statement Schedules	61
SIGNATURES		67

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

In addition, we own or have rights to the registered trademark Cotara® and Avid Bioservices®.  All other company names, registered trademarks, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.

ITEM 1.	BUSINESS

Overview

We are a clinical-stage biopharmaceutical company driven to develop and manufacture first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  As we advance toward our goal of bringing new therapeutic options to patients, we plan to execute the following strategies:

•
Leverage our phosphatidylserine (“PS”)-targeting platform, including our lead PS-targeting antibody bavituximab, to develop first-in-class antibodies to treat a broad range of cancer and viral infections;

•	Advance three later-stage Phase II clinical programs for bavituximab and Cotara® in different indications, all representing significant unmet medical needs for patients;

•	Explore additional oncology indications and therapeutic combinations for bavituximab by offering a cost-effective investigator-sponsored trials (“IST”) program; and

•
Prepare for commercial scale manufacturing of our products through our strategic asset, Avid Bioservices, while also providing biomanufacturing services to Avid’s third-party clients on a fee-for-service basis.

One of the key components of our strategy is to advance our clinical programs for our lead antibodies bavituximab and Cotara.  Currently, we have three Phase II clinical programs, including two oncology programs as well as a hepatitis C virus (“HCV”) program.  For oncology indications, we are conducting three randomized Phase II trials for bavituximab in combination with standard chemotherapy for front and second-line non-small cell lung cancer (“NSCLC”) and previously untreated pancreatic cancer.  In addition to these company-sponsored trials for bavituximab, we have four investigator-sponsored trials (“IST”) looking at new drug combinations and additional oncology indications.  With respect to our Cotara brain cancer program using a single-infusion treatment, we have reported promising interim median overall survival of 8.8 months from a Phase II trial for recurrent glioblastoma multiforme (“GBM”), the deadliest form of brain cancer.  For antiviral indications, we are advancing a randomized Phase II trial of bavituximab in combination with ribavirin for naïve, genotype 1 HCV patients.

Our pipeline of novel investigational monoclonal antibodies is based on two first-in-class technology platforms, including phosphatidylserine (“PS”)-targeting antibodies and DNA/histone-targeting antibodies.  Bavituximab is our lead PS-targeting antibody that has demonstrated broad therapeutic potential and represents a new approach to treating cancer.  PS is a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for anti-cancer treatments.  PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor.

Cotara is our lead DNA/histone-targeting antibody based on our Tumor Necrosis Therapy (“TNT”) technology platform.  A novel approach to treating brain cancer, Cotara is a targeted monoclonal antibody linked to a radioisotope that is administered as a single-infusion, one-time therapy directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue. Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the U.S. Food and Drug Administration (“FDA”).

We also have a wholly-owned biomanufacturing subsidiary Avid Bioservices, Inc. (www.avidbio.com), which provides integrated cGMP commercial and clinical manufacturing services for Peregrine and third-party clients.  Avid’s total revenue generated from third-party clients for fiscal years 2011, 2010, and 2009 amounted to $8,502,000, $13,204,000, and $12,963,000 respectively.

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

Products in Clinical-Stage Development

Our products in clinical trials are focused on the treatment of cancer and HCV infection.  The below table is a summary of our clinical trials and the current status of each clinical trial. Additional information pertaining to each clinical trial is further discussed below.

Product	Indication	Trial Design	Trial Status
Bavituximab plus carboplatin and paclitaxel versus carboplatin and paclitaxel alone	Front-line NSCLC
Phase IIb randomized trial designed to treat up to 86 patients

Endpoint: Overall response rate (“ORR”)
Secondary Endpoints: Median  progression-free survival (“PFS”), median overall survival (“OS”), duration of response, safety
Trial is enrolling and treating patients
Bavituximab plus docetaxel versus placebo plus docetaxel	Second-line NSCLC	Phase IIb randomized, double-blinded, placebo-controlled trial designed to treat up to 120 patients Endpoint: ORR Secondary Endpoints: Median PFS, median OS, duration of response, safety	Trial is enrolling and treating patients
Bavituximab plus gemcitabine versus gemcitabine alone	Pancreatic cancer	Phase II randomized trial designed to treat up to 70 patients Endpoint: Median OS Secondary Endpoints: ORR, PFS, duration of response, safety	Trial is enrolling and treating patients
Cotara as a single treatment	Recurrent GBM	Phase II safety and efficacy study treated 41 patients at first relapse	Final patient treated in December 2010. Interim median OS was 8.8 months (38 weeks) as of June 2011. Patient follow-up is ongoing while planning to meet with the FDA in 2011.
Bavituximab plus ribavirin versus pegylated interferon alpha-2a plus ribavirin	Chronic hepatitis C virus (“HCV”)
Phase II randomized trial designed to treat up to 66 naïve, genotype 1 patients

Endpoint: Proportion of patients achieving early virologic response (EVR) at 12 weeks
Secondary Endpoints: Safety, tolerability, HCV viral kinetics
Trial is enrolling and treating patients

Oncology Franchise

Bavituximab for the Treatment of Solid Tumors

We believe bavituximab may have broad potential for the treatment of multiple types of cancer.  Bavituximab is a novel monoclonal antibody with a unique mechanism of action that specifically targets PS exposed on tumor vasculature.  In three previous Phase II signal-seeking clinical trials in breast cancer and NSCLC, bavituximab in combination with standard chemotherapy regimens has demonstrated promising objective response rates (“ORR”), encouraging progression-free survival (“PFS”), and an acceptable safety profile.  Promising median overall survival (“OS”) of 12.4 months was reported in June 2011 from one of these trials, evaluating bavituximab plus chemotherapy in patients with previously untreated NSCLC.  Overall survival continues to be monitored in our two other Phase II signal-seeking breast cancer trials.

Based on these data, we are advancing three randomized Phase II trials for bavituximab in combination with standard chemotherapy, two for non-small cell lung cancer and one for pancreatic cancer.  In all of our previous and ongoing clinical trials, tumor responses are being evaluated using Response Evaluation Criteria in Solid Tumors (“RECIST”) parameters.  The trials are being conducted according to International Conference on Harmonization (“ICH”) and Good Clinical Practices (“GCP”) standards.

Phase IIb Trial - Bavituximab Plus Paclitaxel/Carboplatin in Front-Line NSCLC Patients

Our ongoing Phase IIb trial is designed to assess bavituximab in combination with paclitaxel and carboplatin in front-line NSCLC patients.  This randomized trial is enrolling patients in approximately 28 sites in the U.S. and internationally.  We plan to enroll 86 front-line NSCLC patients, which will be randomized to one of two treatment arms.  One arm will receive paclitaxel (200 mg/m2) and carboplatin (AUC 6), administered on day one of each 21-day cycle, for up to six cycles, in combination with bavituximab (3 mg/kg) weekly.  A second arm will receive paclitaxel (200 mg/m2) and carboplatin (AUC 6), administered on day one of each 21-day cycle for up to six cycles.

The primary endpoint of this trial is ORR and secondary objectives included median PFS, median OS, duration of response, and safety.  Patients will be evaluated regularly for tumor response according to RECIST criteria.

This trial was based on encouraging data from a prior single-arm Phase II trial assessing bavituximab in combination with paclitaxel and carboplatin in 49 front-line NSCLC patients.  In June 2011, we reported promising 12.4 months median OS from this trial.  The median OS was consistent with encouraging earlier data, including 43% (21 of 49) of patients achieving an ORR and 6.1 months median PFS.  These data exceed the 10.3 month median OS, 15% ORR, and 4.5 months median PFS reported from a separate historic control trial evaluating carboplatin and paclitaxel alone in a similar patient population.  73% (36 of 49 patients) of the patients enrolled in this study had Stage IV disease.

Front-Line NSCLC Market Opportunity

Lung cancer is the leading cause of cancer death. According to the American Cancer Society, lung cancer is the second most commonly diagnosed cancer in the U.S., with approximately 222,520 new cases and 157,300 deaths each year, representing approximately 28% of all cancer deaths.  NSCLC is the most common type of lung cancer, accounting for approximately 85-90% of lung cancer cases.  Unfortunately, the five-year survival rate for NSCLC patients is only 1%.

With new cases diagnosed and given the limitations of current therapies, there is an urgent need for new therapeutic options for front-line NSCLC patients.  The current market for front-line NSCLC therapeutics is approximately $2.5 billion annually and is expected to approach $3.8 billion annually by 2019 according to independent market research estimates.  There are approximately 210,000 front-line NSCLC patients treated annually in the U.S., Europe, and Japan.

Current treatment options for front-line NSCLC patients include chemotherapy drugs gemcitabine (Gemzar®), paclitaxel (Taxol®), or docetaxel (Taxotere®) combined with cisplatin or carboplatin.  In addition, pemetrexed has been approved for use in combination with cisplatin for front-line NSCLC and bevacizumab (Avastin®) is often added to the standard combination therapy for front-line NSCLC.

Phase IIb Trial - Bavituximab Plus Docetaxel in Second-Line NSCLC Patients

Our ongoing Phase IIb trial is designed to assess bavituximab in combination with docetaxel in second-line NSCLC patients.  This randomized, double-blinded, placebo-controlled trial is enrolling patients in close to 40 sites in the U.S. and internationally.  We plan to enroll 120 patients, which will be randomized to one of three treatment arms.  One arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly.  A second arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (1 mg/kg) weekly.  A third arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly.

The primary endpoint of this trial is ORR and secondary objectives included median PFS, median OS, duration of response, and safety.  Patients will be evaluated regularly for tumor response according to RECIST criteria.

Second-Line NSCLC Market OpportunityOnce a front-line NSCLC patient progresses following a first course of therapy, they are typically treated with a second course of therapy.  There are approximately 80,000 second-line NSCLC patients treated annually in the U.S., Europe, and Japan.  The current market for second-line NSCLC therapeutics is approximately $700 million annually and is expected to exceed $1.0 billion annually by 2019 according to independent market research estimates.

Only three drugs are approved in the U.S. for the treatment of second-line NSCLC patients.  Administered as monotherapies, these include pemetrexed (Alimta®), docetaxel (Taxotere®), or erlotinib (Tarceva®).  Package insert information for these three products shows ORRs of between 5 and 9% for second-line NSCLC patients.  Given these low response rates with current approved therapies, there is an urgent need for new therapeutic options for second-line NSCLC patients.

Phase II Trial - Bavituximab Plus Gemcitabine in Pancreatic Cancer Patients

Our ongoing Phase II trial is designed to assess bavituximab in combination with gemcitabine in previously untreated stage IV pancreatic cancer patients.  This randomized trial is enrolling patients in  11 sites at present in the U.S.  We plan to enroll up to 70 pancreatic cancer patients, which will be randomized to one of two treatment arms.  One arm will receive gemcitabine (1000 mg/m2) on days 1, 8 and 15 of each 28 day cycle (4 weeks) until disease progression or unacceptable toxicities in combination with bavituximab (3 mg/kg) weekly.  A second arm will receive gemcitabine alone (1000 mg/m2), on days 1, 8 and 15 of each 28 day cycle (4 weeks) until disease progression or unacceptable toxicities.

The primary endpoint of this trial is median OS and secondary objectives included median PFS, ORR, duration of response, and safety.  Patients will be evaluated regularly for tumor response according to RECIST criteria.

We initiated this trial based on prior early clinical and preclinical data.  In a Phase Ib trial evaluating bavituximab in combination with different chemotherapies, bavituximab with gemcitabine demonstrated a positive safety profile in advanced cancer patients.  Preclinical pancreatic cancer animal model studies show gemcitabine increases the exposure of bavituximab’s PS target on tumor vasculature.  In addition, this combination therapy enhanced anti-tumor activity and potentially inhibited metastases without added toxicity.

Pancreatic Cancer Market Opportunity

Pancreatic cancer is the fourth leading cause of cancer death.  There are approximately 105,000 pancreatic cancer patients treated annually in the U.S., Europe, and Japan.  The current market for pancreatic cancer therapeutics is approximately $700 million annually and is expected to approach $830 million annually by 2019 according to independent market research estimates.  Current treatment for pancreatic cancer patients includes gemcitabine (Gemzar®) with or without erlotinib (Tarceva®).  Patients treated with gemcitabine typically have a time-to-progression of 2.1 months and median OS of only 5.7 months.

Investigator-Sponsored Trials (“IST”) Program

In addition to our Company-sponsored trials, we initiated an investigator-sponsored trial (“IST”) program for bavituximab as a cost-effective way of generating additional clinical data on bavituximab’s broad therapeutic potential.  The investigator plans, designs, and conducts the study under their own Investigational New Drug (“IND”) application.  Our goal is to have investigators’ trials to be supported from a variety of public and private sources, such as governments and foundations, and we will supply the clinical materials of our products produced by our subsidiary Avid Bioservices and modest financial support, if necessary.  These multiple small studies can provide additional insight into bavituximab’s mechanism of action, augment our safety database, and evaluate new combination therapy approaches to treating cancer patients. The ISTs initiated to date include:

* Phase I/II trial evaluating bavituximab combined with sorafenib (Nexavar®) in up to 50 patients with advanced liver cancer (hepatocellular carcinoma, or HCC).

* Phase I/II trial evaluating bavituximab combined with cabazitaxel in up to 31 patients with second-line castration resistant prostate cancer (CRPC).

* Phase Ib trial evaluating bavituximab with pemetrexed and carboplatin in up to 25 patients with locally advanced or metastatic NSCLC.

* Phase I trial evaluating bavituximab combined with paclitaxel in up to 14 patients with HER2-negative metastatic breast cancer.

Cotara for the Treatment of Brain Cancer

Our novel single-treatment brain cancer therapy Cotara is our first agent based on our Tumor Necrosis Therapy (“TNT”) technology platform.  Cotara is a targeted monoclonal antibody conjugated to Iodine 131, a therapeutic radioisotope, that is administered as a single-infusion therapy directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue. In four prior clinical studies, Cotara has demonstrated encouraging survival, localization to the tumor, and an acceptable safety profile in patients with brain cancer.

Cotara has been granted FDA/European Medicines Agency (“EMEA”) orphan drug status for GBM and anaplastic astrocytoma and fast track designation in the U.S. for the treatment of recurrent GBM.

Cotara Phase II Trial in Recurrent GBM Patients

In our Phase II open-label, multicenter trial, 41 GBM patients at first relapse were enrolled and received a single-treatment with Cotara.  The primary endpoint was safety and tolerability of the maximum tolerated dose, a single 25-hour interstitial infusion of 2.5 mCi/cc of Cotara. Secondary endpoints include median OS, median PFS, and proportion of patients alive at six months after treatments. Current median OS for patients treated with Cotara was 8.8 months (38 weeks), consistent with a prior Phase II trial. Currently, the six-month, 12-month and 24-month survival estimates are 73%, 38% and 19%, respectively, and two patients survived three years after a single treatment with Cotara.

Cotara was generally safe and well tolerated in this trial.  The most common drug-related adverse events (AEs) were neurologic in nature and most were managed with corticosteroids.  Based on these data, we are preparing for a planned meeting with the FDA in the fourth quarter of this year to define the optimal registration path for Cotara.

Brain Cancer Market Opportunity

According to the American Cancer Society, in 2010 there were an estimated 22,020 malignant tumors diagnosed and approximately 13,140 deaths attributed to brain or spinal cord cancer in the United States. The most common type of brain cancer is GBM, which accounts for 60% of all malignant brain cancers. An aggressive form of cancer, GBM is the deadliest form of brain cancer, with a five-year survival rate of only 3%.

Currently approved therapies for recurrent GBM include temozolomide (Temodar®), bevacizumb (Avastin®), and the Novo-TTF device.

Antiviral Franchise

Bavituximab for the Treatment of HCV Infection

Currently, we are conducting a randomized Phase II trial for previously untreated genotype 1 HCV patients.  In this multicenter, open-label trial, up to 66 patients will be randomly assigned to one of three treatment arms. Patients will receive daily oral ribavirin (1000 mg) with either weekly bavituximab (0.3 mg/kg or 3 mg/kg) or pegylated interferon alpha-2a (180 µg) for up to 12 weeks and will be tested for safety parameters and antiviral activity.

The primary endpoint of the study is the proportion of patients achieving early virologic response (“EVR”), an early predictor of which patients are likely to clear virus with continued treatment. EVR is defined as a greater than or equal to 2 log reduction in HCV RNA after 12 weeks of treatment. Secondary endpoints include safety, tolerability and HCV viral kinetics.

We initiated this study based on encouraging data from three Phase I studies and preclinical studies.  Our three clinical trials included a total of 78 patients and consistently demonstrated bavituximab monotherapy was generally safe and well tolerated, with no dose-limiting toxicities and no maximum tolerated dose reached.  We reported data from a Phase Ib study at the European Association for the Study of the Liver Annual Meeting in April 2011.  This open-label, dose escalation study was designed to assess the safety and pharmacokinetics of bavituximab in up to 24 patients coinfected with HCV and HIV who received  one of four dose levels of bavituximab (0.3, 1, 3,or 6 mg/kg) weekly for up to 8 weeks.  Although not a clinical study endpoint, HCV antiviral activity (≥0.5 log10 reduction in HCV RNA) was observed in all groups during therapy.

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

HCV Market Opportunity

According to the World Health Organization, there are approximately 3.5 million HCV carriers worldwide, with approximately 170 million chronically infected.  Left untreated, HCV can cause cirrhosis of the liver, liver cancer, and death.  The current market for HCV therapeutics is expected to increase substantially to $4.6 billion in 2019 according to an independent market survey.  This future growth is anticipated from the introduction of new therapies telaprevir (INCIVEKTM) and boceprevir (Victrelis®), although the cornerstone of the therapeutic regimen remains pegylated interferon alpha in combination with ribavirin.  Since pegylated interferon alpha causes severe side effects, we are seeking to develop bavituximab in combination with ribavirin as a potentially more tolerable and at least as effective therapeutic regimen.

Mechanism of Action of Our Technology Platforms

Our three products in clinical trials fall under two technology platforms: PS-targeting technology and Tumor Necrosis Therapy (“TNT”) technology.

PS-Targeting Technology Platform

Peregrine’s new class of PS-targeting therapeutics are monoclonal antibodies that target and bind to components of cells normally found only on the inner surface of the cell membrane.  This target is a specific phospholipid known as phosphatidylserine (“PS”). Under stress or apoptosis, PS becomes exposed on the surface of tumor blood vessels and on virus infected cells.

PS is a highly immunosuppressive molecule that inactivates immune responses. Bavituximab targets and binds to exposed PS on tumor blood vessels and virally infected cells, and has been shown to reactivate the immune system, restoring its ability to recognize and respond to tumors and viruses by blocking PSmediated immunosuppression.

Tumor Necrosis Therapy (“TNT”) Technology Platform

Peregrine’s targeted TNT technology uses monoclonal antibodies designed to bind to DNA/histone H1 complex which is exposed primarily in the dead and dying cells that are present in abundance at the center of tumors.  TNT antibodies are capable of carrying a variety of therapeutic agents, including radioisotopes, into the interior of solid tumors where they kill the tumor from the inside out. Peregrine’s lead TNT-based brain cancer therapy is Cotara, an antibody conjugated to a therapeutic radioisotope that binds to the core of the tumor mass and kills adjacent cells.

Government-Sponsored Programs

From June 2008 to April 2011, we performed preclinical development work with our PS-targeting antibodies for the treatment of viral hemorrhagic fever (“VHF”) infections under a government contract with the Transformational Medical Technologies of the U.S. Department of Defense’s Defense Threat Reduction Agency.  The contract expired in April 2011.  During fiscal years 2011, 2010, and 2009, we recognized $4,640,000, $14,496,000 and $5,013,000, respectively, in government contract revenue under this contract.

Preclinical Programs

We have historically developed several earlier-stage technologies that are intended to be used as an adjuvant to improve the performance of standard cancer drugs, anti-angiogenesis agents, and vascular targeting agents that complement our other anti-cancer platforms.  In order to focus our efforts and resources on our current later-stage clinical programs, we have curtailed our efforts in developing these preclinical programs and we are actively seeking partners to further develop these technologies.

In-Licensing Collaborations

The following discussions cover our collaborations and in-licensing obligations related to our products in clinical trials:

PS-Targeting Program (bavituximab)

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the PS-targeting technology platform from the UT Southwestern Medical Center at Dallas (“UTSWMC”), including bavituximab.  During November 2003, we entered into a non-exclusive license agreement with Genentech, Inc. to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program.  During December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc., (“Avanir”) covering the generation of the chimeric monoclonal antibody, bavituximab.  In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

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

Licensor	Agreement Date	Expiration Date	Total Milestones Incurred To Date	Potential Future Milestone Obligations
UTSWMC	August 2001	(1)	$98,000	$375,000
UTSWMC	August 2005	(2)	$85,000	$375,000
Lonza	March 2005	(3)	$64,000	(4)
Avanir	December 2003	(5)	$50,000	$1,050,000
Genentech, Inc.	November 2003	December 2018	$500,000	$5,000,000
Total			$797,000	$6,800,000
______________

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

(4)
In fiscal year 2011, we incurred a milestone fee of 37,500 pounds sterling ($64,000 U.S.) upon commencement of patient enrollment in our first randomized phase II clinical trial, which amount will continue as an annual license fee thereafter; the annual license fee increases to 75,000 pounds sterling per annum (or approximately $125,000 U.S. based on the exchange rate at April 30, 2011) upon completion of patient enrollment in our first randomized phase II clinical trial.  In addition, in the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year (or approximately $500,000 U.S. based on the exchange rate at April 30, 2011).

(5)
Expiration date of license agreement is 10 years from first commercial sale in each respective country.  To date we have no commercial sales under the license agreement nor do we expect any commercial sales in the near future.

Of the total potential future milestone obligations of $6,800,000, $6,400,000 would be due upon the first commercial approval of a drug candidate developed under our PS-targeting program, including bavituximab, with the technologies licensed pursuant to such license agreements.

During fiscal year 2011, we expensed $114,000 associated with milestone obligations under in-licensing agreements covering our PS-targeting program, which is included in research and development expense in the accompanying consolidated statements of operations.  We did not incur any milestone related expenses during fiscal years 2010 and 2009.

Tumor Necrosis Therapy (Cotara)

We acquired the patent rights to the TNT technology, including Cotara, in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders.  To date, no product revenues have been generated from Cotara.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara.  Under the terms of the agreement, we will pay a royalty (in the low single digits) on net sales of any products we market that utilize the underlying technology.  In the event a product is approved and we or Lonza do not manufacture Cotara, we would owe Lonza 300,000 pounds sterling per year (or approximately $500,000 U.S. based on the exchange rate at April 30, 2011) in addition to an increased royalty (in the low single digits) on net sales.  In addition, upon completion of patient enrollment in our Cotara Phase II clinical trial during fiscal year 2011, we incurred a milestone payment of 75,000 pounds sterling (or $125,000 U.S.), which amount will continue as an annual license fee in fiscal year 2012 and thereafter.  Unless sooner terminated due to a party’s breach of the license agreement, the license agreement with Lonza will terminate upon the last to occur of the expiration of a period of fifteen (15) years following our first commercial sale of a product or the expiration of the last valid claim within the patents that are the subject of the license agreement; provided that if after the expiration of the last claim but prior to the expiration of the fifteen (15) year period, Lonza has publicly made available certain materials and know how, then the agreement will terminate at such time as the materials and know how are made public.

Out-Licensing Collaborations

The following represents a summary of our key out-licensing collaborations:

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

In July of 2009, we entered into a patent assignment and sublicense agreement with Affitech A/S (“Affitech”), whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84.  During fiscal years 2011 and 2010, we recognized revenue of $350,000 and $243,000, respectively, which amounts are included in license revenue in the accompanying consolidated financial statements.  During September 2010, we entered into a binding term sheet (“September Amendment”) to amend certain terms of the worldwide license agreements for Brazil, Russia and other countries of the Commonwealth of Independent States (“CIS”) to expedite the development of the fully human antibody AT001/r84 for these territories. Under the amended terms, Peregrine and Affitech will reinvest their respective portions of any future milestone payments to be received under the agreements for the countries of Brazil, Russia and the CIS toward the further development of AT001/r84.  In the event Affitech enters into a licensing deal for AT001/r84 in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us for our milestone payments that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories.  The remaining terms of the original patent assignment agreement and sublicense agreement remain unchanged, including milestone and royalty payments.  As of April 30, 2011, we have not received any additional payments under the September Amendment.

In May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our TNT technologies in certain Asia-Pacific Economic Cooperation (APEC) countries.  Under the terms of the agreements, we licensed certain non-exclusive and exclusive rights and assigned certain exclusive development and commercialization rights under our TNT program in certain APEC countries.  We have retained exclusive rights to our TNT program in the United States, European Union countries, and other select countries internationally.  Under the terms of the Agreements, we could receive low double digit royalties on net sales, as defined in the Agreements. No revenue was recognized under the Agreements during fiscal year 2011.

Avid Bioservices, Inc., Integrated Biomanufacturing Subsidiary

Our wholly-owned subsidiary, Avid Bioservices, Inc. (“Avid”) is a Contract Manufacturing Organization (“CMO”) that provides fully-integrated services from cell line development to commercial current Good Manufacturing Practices (“cGMP”) biomanufacturing for Peregrine and Avid’s third-party clients.  Avid’s total revenue generated from third-party customers for fiscal years 2011, 2010, and 2009 amounted to $8,502,000, $13,204,000, and $12,963,00, respectively.

Avid manufactures cGMP commercial and clinical products and has over 10 years of experience developing and producing monoclonal antibodies, recombinant proteins and enzymes in batch, fed-batch and perfusion modes.  Avid provides an array of contract biomanufacturing services, including contract manufacturing of antibodies, recombinant proteins and enzymes; cell culture development; process development; and testing of biologics for biopharmaceutical and biotechnology companies under cGMP.  In its cGMP manufacturing suite, Avid maintains four bioreactors:  two 1,000 liter, a 300 liter, and a 100 liter.

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

The second phase of the process is in the manufacturing facility.  Once the process is developed, pilot runs are generally performed using smaller scale bioreactors, such as the 36 or 100 liter bioreactors, in order to verify the process.  Once the process is set, the process will be transferred to GMP manufacturing and a pilot run(s) or full scale engineering run(s) will be performed to finalize manufacturing batch records.  After completing the pilot batch run(s), full-scale cGMP manufacturing is typically initiated.  Once the cGMP run(s) is completed, batch samples are taken for various required tests, including sterility and viral testing.  Once the test results verify that the material meet specifications, the material and/or product is released for its intended use.

Each batch manufactured is tailored to meet the specific needs of Peregrine or the client.  Full process development from start to finish can take ten months or longer.  All stages of manufacturing can generally take from one to several weeks depending on the manufacturing method and process.  Material or product testing and release can take up to an additional three months to complete once the manufacturing process is complete.

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

The activities required before a product may be marketed in the U.S., such as Cotara or bavituximab, are generally performed in the following sequential steps:

1.
Preclinical testing.  This generally includes evaluation of our products in the laboratory or in animals to determine characterization, safety and efficacy.  Some preclinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice.

2.
Submission to the FDA of an Investigational New Drug application (“IND”).  The results of preclinical studies, together with manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND, which must become effective before the clinical trials can begin.  Once the IND is filed, the FDA has 30 days to review it.  The IND will automatically become effective 30 days after the FDA receives it, unless the FDA indicates prior to the end of the 30-day period that the proposed protocol raises concerns that must be resolved to the FDA’s satisfaction before the trial may proceed.  If the FDA raises concerns, we may be unable to resolve the proposed protocol to the FDA’s approval in a timely fashion, if at all.

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

Our bavituximab product is shipped directly from our facility to the clinical trial sites or to contract research organizations that distribute the clinical trial materials to clinical sites.  Our TNT antibodies are shipped to a third party facility for radiolabeling (the process of attaching the radioactive agent, Iodine 131, to the antibody).  From the radiolabeling facility, Cotara (the radiolabeled-TNT antibodies) is shipped directly to the clinical sites for use in clinical trials.

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

Our issued patents extend for varying periods according to the date of patent application filing and/or grant and the legal term of patents in the various countries where patent protection is obtained.  In the U.S., patents issued on applications filed prior to June 8, 1995 have a term of 17 years from the issue date or 20 years from the earliest effective filing date, whichever is longer.  U.S. patents issued on applications filed on or after June 8, 1995, have a term first calculated as 20 years from the earliest effective filing date, not counting any provisional application filing date.  Certain U.S. patents issued on applications filed on or after June 8, 1995, and particularly on applications filed on or after May 29, 2000, are eligible for Patent Term Adjustment (“PTA”), which extends the term of the patent to compensate for delays in examination at the U.S. Patent and Trademark Office.  The term of foreign patents varies in accordance with provisions of applicable local law, but is typically 20 years from the effective filing date, which is often the filing date of an application under the provisions of the Patent Cooperation Treaty (“PCT”).

In addition, in certain cases, the term of U.S. and foreign patents can be extended to recapture a portion of the term effectively lost as a result of health authority regulatory review.  As such, certain U.S. patents may be eligible for Patent Term Extension under 35 U.S.C. § 156 (known as “the Hatch-Waxman Act”) to restore the portion of the patent term that has been lost as a result of review at the U.S. FDA.  Such extensions, which may be up to a maximum of five years (but cannot extend the remaining term of a patent beyond a total of 14 years), are potentially available to one U.S. patent that claims an approved human drug product (including a human biological product), a method of using a drug product, a method of manufacturing a drug product, or a medical device.

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

International patents relating to biologics are numerous and there can be no assurance that current and potential competitors have not filed or in the future will not file patent applications or receive patents relating to products or processes utilized or proposed to be used by the Company.  In addition, there is certain subject matter which is patentable in the U.S. but which may not generally be patentable outside of the U.S.  Statutory differences in patentable subject matter may limit the protection the Company can obtain on some of its products outside of the U.S.  These and other issues may prevent the Company from obtaining patent protection outside of the U.S.  Failure to obtain patent protection outside the U.S. may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC and pancreatic cancer.  Although we are not aware of any other products in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® (bevacizumab) by Roche/Genentech, Gleevec® (imatinib) by Novartis, Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche/Genentech, Erbitux® (Cetuximab) by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® (rituximab) and Herceptin® (trastuzumab) by Roche/Genentech, Vectibix® (panitumumab) by Amgen, afatinib by Boehringer Ingelheim,  crizotinib by Pfizer, iniparib by Sanofi-Aventis, ARQ-197 by ArQule and Daiichi Sankyo, and Yervoy® (ipilimumab) by Bristol-Myers Squibb Company.  Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to Provenge® (sipuleucel-T) and other Active Cellular Immunotherapy candidates by Dendreon, Emepepimut-S by Biomira and EMD Serono, and Astuprotimut-r by GlaxoSmithKline.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we are evaluating bavituximab in combination with ribavirin as a potential replacement for the pegylated interferon alpha component for the current standard of care for HCV.  We are aware of no other products in clinical development targeting PS as a potential therapy for HCV.  There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), which are marketed by Merck, and Pegasys® (pegylated interferon-alpha-2a) and Copegus® (ribavirin USP), which are marketed by Roche, INCIVEKTM  (telaprevir) by Vertex, Victrelis® (boceprevir) by Merck, and Infergen® (interferon alfacon-1) marketed by Three Rivers Pharmaceuticals, LLC.  The cornerstone of HCV therapy remains pegylated interferon alpha with ribavirin and recently approved telaprevir or boceprevir are being added to this regimen.  Pegylated interferon alpha is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression and it is not uncommon for patients to discontinue therapy because they are unable to tolerate the side effects.

Other developmental immunomodulatory treatments with the potential to replace interferon-alpha in HCV therapeutic regimens include but are not limited to monoclonal antibodies such as CT-011 by CureTech and TEVA, novel interferons such as pegylated interferon lambda by Bristol-Myers Squibb Company, Interferon alpha 2b XL by Flamel Technologies, Interferon Alpha 5 by Digna Biotech, Locteron® by Biolex Therapeutics, and Hanferon by HanAll BioPharma, therapeutic vaccines such as AdCh3NSmut and Ad6NSmut by Okiros, CheonVac-C by Inovio/Tripep, GI-5005 by Globeimmune, IC41 by Intercell AG, and TG4040 by Transgene, toll-like receptor agonists such as ANA-773 by Anadys, GS 9629 by Gilead, and IMO-2125 by Idera Pharmaceuticals, as well as other developmental immunomodulatory compounds including but not limited to CYT-107 by Cytheris, and NOV-205 by Novelos.

Other developmental candidates include, but are not limited to protease inhibitors, polymerase inhibitors, cyclophilin inhibitors and other direct-acting antiviral candidates such as ANA-508 by Anadys, Danoprevir by Roche, DEB-205 by Novartis and Debiopharm, Filibuvir by Pfizer, PSI-7977 by Pharmasset, nitazoxanide by Romark and Chugai, RG7128 by Pharmasset, and TMC435 by Medivir and Johnson & Johnson. There are a significant number of companies developing HCV therapeutics using a variety of approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

We are developing Cotara for the treatment of recurrent GBM, the most aggressive form of brain cancer.  Approved treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Merck, Avastin® (bevacizumab) from Roche/Genentech, and the NovoTTF-100A System by Novocure. Gliadel Wafers are inserted in the tumor cavity following surgical resection and releases a chemotherapeutic agent over time.  Temodar is administered orally to patients with brain cancer.  Avastin is a monoclonal antibody that targets vascular endothelial growth factor (“VEGF”) to prevent the formation of new tumor blood vessels. The NovoTTF-100A system is a portable, wearable device that delivers an anti-mitotic, anti-cancer therapy.  Many of the treatments approved for refractory brain cancer have not significantly extended median overall survival, thus leaving a significant unmet medical need.

Because Cotara is a single-treatment approach that targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease.  Some products in development may compete with Cotara should they become approved for marketing.  These products include, but are not limited to:  131I-TM601, a radiolabeled chlorotoxin peptide being developed by TransMolecular, Inc., CDX-110, a peptide vaccine under development by Celldex, cilengitide, an integrin-targeting peptide being evaluated by Merck KGaA, cediranib, a VEGF receptor tyrosine kinase inhibitor being developed by AstraZeneca, and DCVax® a dendritic cell-based vaccine being developed by Northwest Biotherapeutics.  In addition, oncology products marketed for other indications such as Gleevec® (Novartis), Tarceva® (Genentech/OSI), Nexavar® (Bayer/Onyx), and afatinib by Boehringer Ingelheim are being tested in clinical trials for the treatment of brain cancer.

Research and Development

A major portion of our operating expenses to date is related to research and development.  Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses.  Research and development expenses were $29,462,000 in fiscal year 2011, $24,658,000 in fiscal year 2010, and $18,424,000 in fiscal year 2009.

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

Human Resources

As of April 30, 2011, we employed 154 full-time employees and 2 part-time employees.  Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement.  We have never experienced employment-related work stoppages and consider our employee relations to be good.

Glossary of Terms

Adjuvant - An agent added to a drug to increase or aid its effect.

Antibody - Protein formed by the body to help defend against infection and disease.

Antigen - Any substance that antagonizes or stimulates the immune system to produce antibodies.

Bavituximab - Our lead monoclonal antibody under our PS-targeting technology platform, currently in clinical development for the treatment of cancer and hepatitis C virus infection.

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

Cotara® - The trade name of our lead Tumor Necrosis Therapy (“TNT”) clinical compound.  Cotara is a chimeric monoclonal antibody combined with Iodine 131 (radioisotope) that targets dead and dying cells found primarily at the core of a tumor.

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

At April 30, 2011, we had $23,075,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during fiscal year 2011, we raised $33,856,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  Subsequent to April 30, 2011 and through June 30, 2011 we raised $2,140,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  As of June 30, 2011, additional shares of our common stock for aggregate gross proceeds of up to $69,572,000 are available under two effective shelf registration statements.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2012, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock.  The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials.  If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities.  In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

We may also raise additional capital through licensing our products in development, procuring new government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  With respect to financing our operations through procuring government contracts and grants, on October 29, 2010, we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenue will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other  potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the second quarter of our fiscal year 2012 ending October 31, 2011.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, of which, could reduce or delay our future projected cash flows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

Pursuant to a Loan and Security Agreement dated December 9, 2008 (the “Loan Agreement”), MidCap Financial LLC and BlueCrest Capital Finance, L.P. (the “Lenders”) provided us a three-year, $5,000,000 working capital loan, which funded on December 19, 2008.  At April 30, 2011, we had an outstanding principal balance of $1,333,000 under the Loan Agreement.  As collateral to secure our repayment obligations to the Lenders, we and our wholly-owned subsidiary, Avid Bioservices, Inc., have granted the Lenders a first priority security interest in generally all of our respective assets, including our intellectual property.

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

In addition, we must maintain a cash and cash equivalents balance of at least 80% of the outstanding loan balance (or $1,067,000 as of April 30, 2011).

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

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for each of the past three fiscal years:

Net Loss
Fiscal Year 2011	$34,151,000
Fiscal Year 2010	$14,494,000
Fiscal Year 2009	$16,524,000

As of April 30, 2011, we had an accumulated deficit of $296,005,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of April 30, 2011, there were 69,837,142 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 14,046,701 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and for outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option and restricted stock award grants and available for issuance under our stock incentive plans	8,931,578
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,895,156
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	14,046,701

In addition, the above table does not include shares of common stock that we have available to issue under our current effective shelf registration statements, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining aggregate gross proceeds of up to $71,712,000 as of April 30, 2011.

Of the total options, restricted stock awards and warrants outstanding as of April 30, 2011, 1,064,826 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at April 30, 2011.

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

The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity.  The shortage of liquidity and credit combined with the substantial losses in worldwide equity markets could lead to an extended worldwide recession.  We may face significant challenges if conditions in the capital markets do not improve.  Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans, including our clinical trial programs and other research and development activities.  Even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.  We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

Our highly volatile stock price and trading volume may adversely affect the liquidity of our common stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2011:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2011
Quarter Ended April 30, 2011	$2.74	$2.05	929	152
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140
Fiscal Year 2010
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64
Quarter Ended July 31, 2009	$5.65	$1.85	7,345	39
Fiscal Year 2009
Quarter Ended April 30, 2009	$2.60	$1.52	702	14
Quarter Ended January 31, 2009	$2.35	$1.10	260	19
Quarter Ended October 31, 2008	$2.00	$1.15	263	15
Quarter Ended July 31, 2008	$2.65	$1.54	599	21

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential company-sponsored clinical trial and investigator-sponsored clinical trial results relating to products under development by us or our competitors;
•	significant changes in our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Although we currently meet all NASDAQ Capital Market listing requirements, the market price of our common stock has generally been highly volatile and we cannot guarantee that we will continue to maintain compliance with The NASDAQ Capital Market listing requirements.

If our common stock is ever delisted, we would apply to have our common stock quoted on the OTCQX, the world’s largest interdealer quotation system, which is operated by OTC Market Groups, Inc.  Upon any such delisting, our common stock would become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks.  A penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share.  The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons.  The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

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

Our product candidates have not received regulatory approval and are generally in research, preclinical and various clinical stages of development.  If the results from any of the clinical trials are not positive, those results may adversely affect our ability to raise additional capital or obtain regulatory approval to conduct additional clinical trials, which will affect our ability to continue full-scale research and development for our antibody technologies.  In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials.  Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, and the eligibility criteria for the study.  In addition, because our Cotara product currently in clinical trials represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in any future clinical study.

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

Enrollment in Our international clinical Sites may be delayed or otherwise adversely impacted by social, political and economic factors affecting the particular foreign country.

We have in the past conducted, are currently conducting and intend in the future to conduct, clinical trials globally including clinical sites in India and other countries.  Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

If we do not establish additional collaborations, we may have to alter our development plans.

Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund expenses.  We either own or in-licensed all rights to our two lead drug candidates, bavituximab and Cotara, and are fully responsible for the associated development costs. Our strategy continues to include the potential of selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our drug candidates and research programs. We may enter into one or more of such collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations or for markets outside of North America. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. Even if we successfully enter into a collaboration, we cannot provide assurance that our partner will perform its contractual obligations or will not terminate the agreement. If that were to occur, we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.

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

We have completed Phase II studies with Cotara for the treatment of brain cancer.  In our most recent Phase II open-label, multicenter trial, 41 GBM patients at first relapse were enrolled and received a single-treatment with Cotara.  The primary endpoint was safety and tolerability of the maximum tolerated dose. Secondary endpoints include median OS, median PFS, and proportion of patients alive at six months after treatments.  Median OS for patients treated with Cotara was 8.8 months (38 weeks), consistent with a prior Phase II trial. Currently, the six-month, 12-month and 24-month survival estimates are 73%, 38% and 19%, respectively, and two patients survived three years after single treatment with Cotara.  Based on these data, we are preparing for a planned meeting with the FDA in the fourth quarter of this year to define the optimal registration path for Cotara.  Based on the patient size and design of the registration study, we may not have the financial resources internally to complete the larger registration study.  We may therefore seek a licensing or funding partner for Cotara, and hope that the data and trial design will enhance our opportunities of finding such partner.  If a partner is not found for this technology in the U.S., we may not be able to advance the project past its current state of development.  Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not find a suitable partnering candidate for Cotara.  Furthermore, we cannot ensure that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to us.

Our dependency on our radiolabeling suppliers may negatively impact our ability to complete Future clinical trials and market our products.

We have procured and anticipate we will continue to procure our antibody radioactive isotope combination services (“radiolabeling”) for our Cotara clinical trials from Iso-tex Diagnostics, Inc. (for potential future patients enrolled in the U.S.) and from the Board of Radiation & Isotope Technology (“BRIT”) (for potential future patients enrolled in India).  Although we order radiolabeling services on an as needed basis through an agreed upon purchase order, we do not have any arrangements with either Iso-tex Diagnostics, Inc. or BRIT that would require either supplier to radiolabel our product.  In the event that either supplier was unable to provide the radiolabeling services for future studies, we would have to temporarily shift patient enrollment to the country (U.S. or India) able to continue providing the radiolabeling services which could significantly delay patient enrollment in that potential future study.  If both of these suppliers are unable to continue to qualify its respective facility or radiolabel and supply our antibody in a timely manner, any future potential clinical trial using radiolabeling technology could be adversely affected and could be significantly delayed.  While there are other suppliers for radioactive isotope combination services in the U.S. and India, a future clinical trial could be delayed for up to twelve to eighteen months because it may take that amount of time to certify a new facility under current Good Manufacturing Practices and qualify the product, plus we would incur significant costs to transfer our technology to another vendor.  In addition, the number of facilities that can perform these radiolabeling services is very limited.  Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a company for commercial antibody manufacturing and radioactive isotope combination services.  An antibody that has been combined with a radioactive isotope, such as Iodine-131, cannot be stored for long periods of time, as it must be used within one week of being radiolabeled to be effective.  Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any such third-party service provider or antibody supplier could negatively impact our ability to complete any potential future clinical trial conducted by us or a potential licensing partner.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC and pancreatic cancer.  Although we are not aware of any other products in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® (bevacizumab) by Roche/Genentech, Gleevec® (imatinib) by Novartis, Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche/Genentech, Erbitux® (Cetuximab) by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® (rituximab) and Herceptin® (trastuzumab) by Roche/Genentech, Vectibix® (panitumumab) by Amgen, afatinib by Boehringer Ingelheim,  crizotinib by Pfizer,  iniparib by Sanofi-Aventis, ARQ-197 by ArQule and Daiichi Sankyo, and Yervoy® (ipilimumab) by Bristol-Myers Squibb Company.  Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to Provenge® (sipuleucel-T) and other Active Cellular Immunotherapy candidates by Dendreon, Emepepimut-S by Biomira and EMD Serono, and Astuprotimut-r by GlaxoSmithKline.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we are evaluating bavituximab in combination with ribavirin as a potential replacement for the pegylated interferon alpha component for the current standard of care for HCV.  We are aware of no other products in clinical development targeting PS as a potential therapy for HCV.  There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), which are marketed by Merck, and Pegasys® (pegylated interferon-alpha-2a) and Copegus® (ribavirin USP), which are marketed by Roche, INCIVEKTM  (telaprevir) by Vertex, Victrelis® (boceprevir) by Merck, and Infergen® (interferon alfacon-1) marketed by Three Rivers Pharmaceuticals, LLC.  The cornerstone of HCV therapy remains pegylated interferon alpha with ribavirin and recently approved telaprevir or boceprevir are being added to this regimen.  Pegylated interferon alpha is generally associated with considerable toxicity including flu-like symptoms, hematologic changes and central nervous system side effects including depression and it is not uncommon for patients to discontinue therapy because they are unable to tolerate the side effects.

Other developmental immunomodulatory treatments with the potential to replace interferon-alpha in HCV therapeutic regimens include but are not limited to monoclonal antibodies such as CT-011 by CureTech and TEVA, novel interferons such as pegylated interferon lambda by Bristol-Myers Squibb Company, Interferon alpha 2b XL by Flamel Technologies, Interferon Alpha 5 by Digna Biotech, Locteron® by Biolex Therapeutics, and Hanferon by HanAll BioPharma, therapeutic vaccines such as AdCh3NSmut and Ad6NSmut by Okiros, CheonVac-C by Inovio/Tripep, GI-5005 by Globeimmune, IC41 by Intercell AG, and TG4040 by Transgene,  toll-like receptor agonists such as ANA-773 by Anadys, GS 9629 by Gilead, and IMO-2125 by Idera Pharmaceuticals, as well as other developmental immunomodulatory compounds including but not limited to CYT-107 by Cytheris, and NOV-205 by Novelos.

Other developmental candidates include, but are not limited to protease inhibitors, polymerase inhibitors, cyclophilin inhibitors and other direct-acting antiviral candidates such as ANA-508 by Anadys, Danoprevir by Roche, DEB-205 by Novartis and Debiopharm, Filibuvir by Pfizer, PSI-7977 by Pharmasset, nitazoxanide by Romark and Chugai, RG7128 by Pharmasset, and TMC435 by Medivir and Johnson & Johnson. There are a significant number of companies developing HCV therapeutics using a variety of approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

We are developing Cotara for the treatment of recurrent GBM, the most aggressive form of brain cancer.  Approved treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Merck, Avastin® (bevacizumab) from Roche/Genentech, and the NovoTTF-100A System by Novocure. Gliadel Wafers are inserted in the tumor cavity following surgical resection and releases a chemotherapeutic agent over time.  Temodar is administered orally to patients with brain cancer.  Avastin is a monoclonal antibody that targets vascular endothelial growth factor (“VEGF”) to prevent the formation of new tumor blood vessels. The NovoTTF-100A system is a portable, wearable device that delivers an anti-mitotic, anti-cancer therapy.

Because Cotara is a single-treatment approach that targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease.  Some products in development may compete with Cotara should they become approved for marketing.  These products include, but are not limited to:  131I-TM601, a radiolabeled chlorotoxin peptide being developed by TransMolecular, Inc., CDX-110, a peptide vaccine under development by Celldex, cilengitide, an integrin-targeting peptide being evaluated by Merck KGaA, cediranib, a VEGF receptor tyrosine kinase inhibitor being developed by AstraZeneca, and DCVax® a dendritic cell-based vaccine being developed by Northwest Biotherapeutics.  In addition, oncology products marketed for other indications such as Gleevec® (Novartis), Tarceva® (Genentech/OSI), Nexavar® (Bayer/Onyx), and afatinib by Boehringer Ingelheim are being tested in clinical trials for the treatment of brain cancer.

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

Our corporate, research and development, and clinical trial operations are located in Tustin, California.  We lease approximately 61,000 square feet of office and laboratory space in three adjacent buildings under two separate lease agreements with an aggregate monthly rent expense of approximately $78,000.  Both lease agreements initially expire in December 2017, however, our lease agreement associated with two of our leased buildings includes two five-year options to extend the lease through December 2027, while our lease agreement associated with the third leased building includes a five-year option to extend the lease through December 2022.  We believe our facilities are adequate for our current needs and that suitable additional substitute space would be available if needed.

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

(a) Market Information.  We are listed on The NASDAQ Capital Market under the stock trading symbol “PPHM”.  The following table shows the high and low sales price of our common stock for each quarter in the two years ended April 30, 2011:

	Common Stock Sales Price
	High	Low
Fiscal Year 2011
Quarter Ended April 30, 2011	$2.74	$2.05
Quarter Ended January 31, 2011	$3.10	$1.46
Quarter Ended October 31, 2010	$2.08	$1.25
Quarter Ended July 31, 2010	$4.14	$1.51
Fiscal Year 2010
Quarter Ended April 30, 2010	$4.30	$2.86
Quarter Ended January 31, 2010	$3.46	$2.51
Quarter Ended October 31, 2009	$4.74	$2.74
Quarter Ended July 31, 2009	$5.65	$1.85

(b) Holders.  As of June 30, 2011, the number of stockholders of record of our common stock was 5,714.

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

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended April 30, 2011.  These selected financial summaries should be read in conjunction with the financial information contained for each of the three years in the period ended April 30, 2011, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS
FIVE YEARS ENDED APRIL 30,

	2011	2010	2009	2008	2007

Revenues	$13,492,000	$27,943,000	$18,151,000	$6,093,000	$3,708,000

Net loss	$(34,151,000)	$(14,494,000)	$(16,524,000)	$(23,176,000)	$(20,796,000)

Basic and diluted loss per common share	$(0.56)	$(0.30)	$(0.37)	$(0.52)	$(0.54)

Weighted average common shares outstanding	60,886,392	49,065,322	45,246,293	44,229,669	38,459,462

AS OF APRIL 30,

	2011	2010	2009	2008	2007

Cash and cash equivalents	$23,075,000	$19,681,000	$10,018,000	$15,130,000	$16,044,000

Working capital	$13,136,000	$12,733,000	$1,270,000	$12,403,000	$14,043,000

Total assets	$34,766,000	$29,335,000	$23,127,000	$23,057,000	$22,997,000

Long-term debt	$124,000	$1,375,000	$3,212,000	$22,000	$149,000

Accumulated deficit	$(296,005,000)	$(261,854,000)	$(247,360,000)	$(230,836,000)	$(207,660,000)

Stockholders’ equity	$15,418,000	$13,407,000	$901,000	$15,595,000	$16,989,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is included to describe our financial position and results of operations for each of the three years in the period ended April 30, 2011.  The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a clinical-stage biopharmaceutical company driven to develop and manufacture first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  We are advancing our two Phase II oncology programs with our lead product candidates bavituximab and Cotara as well as our Phase II hepatitis C virus (“HCV”) program for bavituximab.

Our pipeline of novel investigational monoclonal antibodies is based on two first-in-class technology platforms, including phosphatidylserine (“PS”)-targeting antibodies and DNA/histone-targeting antibodies.

Bavituximab is our lead PS-targeting antibody that has demonstrated broad therapeutic potential and represents a new approach to treating cancer.  PS is a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for anti-cancer treatments.  PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor.

With respect to our bavituximab oncology program, we are currently conducting three randomized Phase II trials for bavituximab in combination with standard chemotherapy for front and second-line non-small cell lung cancer (“NSCLC”) and previously untreated pancreatic cancer.

In addition to these company-sponsored trials for bavituximab, we have also initiated four investigator-sponsored trials (“IST”) as a means to evaluate new drug combinations and additional oncology indications.  Current IST’s include; (i) a Phase I/II trial evaluating bavituximab combined with sorafenib in patients with advanced hepatocellular carcinoma (HCC), or liver cancer, (ii) a Phase I/II trial evaluating bavituximab combined with cabazitaxel in patients with second-line castration resistant prostate cancer (CRPC), (iii) a Phase Ib trial evaluating bavituximab combined with pemetrexed and carboplatin in patients with front-line NSCLC, and (iv) a Phase I trial evaluating bavituximab combined with paclitaxel in patients with HER2-negative metastatic breast cancer.

For bavituximab in antiviral indications, we are advancing a randomized Phase II trial of bavituximab in combination with ribavirin for naïve, genotype 1 HCV patients.

Cotara is our lead DNA/histone-targeting antibody based on our Tumor Necrosis Therapy (“TNT”) technology platform.  A novel approach to treating brain cancer, Cotara is a targeted monoclonal antibody linked to a radioisotope that is administered as a single-infusion, one-time therapy directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue.  With respect to our Cotara brain cancer program that uses a single standalone treatment, we have recently reported promising interim median overall survival of 8.8 months from a Phase II trial for recurrent glioblastoma multiforme (“GBM”), the deadliest form of brain cancer.  Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the U.S. Food and Drug Administration (“FDA”).

In addition to our clinical research and development efforts, we operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”).  Avid is a Contract Manufacturing Organization that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and Avid’s third-party clients.  In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture all clinical products to support our clinical trials while also preparing Peregrine’s products for potential commercial launch.

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

At April 30, 2011, we had $23,075,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during fiscal year 2011, we raised $33,856,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  Subsequent to April 30, 2011 and through June 30, 2011 we raised $2,140,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  As of June 30, 2011, additional shares of our common stock for aggregate gross proceeds of up to $69,572,000 are available under two effective shelf registration statements.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2012, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock.  The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials.  If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities.  In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

We may also raise additional capital through licensing our products in development, procuring new government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  With respect to financing our operations through procuring government contracts and grants, on October 29, 2010, we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenue will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other  potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the second quarter of our fiscal year 2012 ending October 31, 2011.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, of which, could reduce or delay our future projected cash flows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the consolidated statements of operations for the fiscal years ended April 30, 2011, 2010 and 2009.  This table provides an overview of the changes in the statement of operations for the comparative periods, which changes are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2011	2010	$ Change	2010	2009	$ Change

REVENUES:
Contract manufacturing	$8,502,000	$13,204,000	$(4,702,000)	$13,204,000	$12,963,000	$241,000
Government contract revenue	4,640,000	14,496,000	(9,856,000)	14,496,000	5,013,000	9,483,000
License revenue	350,000	243,000	107,000	243,000	175,000	68,000

Total revenues	13,492,000	27,943,000	(14,451,000)	27,943,000	18,151,000	9,792,000

COST AND EXPENSES:
Cost of contract manufacturing	7,296,000	8,716,000	(1,420,000)	8,716,000	9,064,000	(348,000)
Research and development	29,462,000	24,658,000	4,804,000	24,658,000	18,424,000	6,234,000
Selling, general and administrative	11,421,000	8,182,000	3,239,000	8,182,000	6,979,000	1,203,000

Total cost and expenses	48,179,000	41,556,000	6,623,000	41,556,000	34,467,000	7,089,000

LOSS FROM OPERATIONS	(34,687,000)	(13,613,000)	(21,074,000)	(13,613,000)	(16,316,000)	2,703,000

OTHER INCOME (EXPENSE):
Interest and other income	1,052,000	116,000	936,000	116,000	200,000	(84,000)
Interest and other expense	(516,000)	(997,000)	481,000	(997,000)	(408,000)	(589,000)

NET LOSS	$(34,151,000)	$(14,494,000)	$(19,657,000)	$(14,494,000)	$(16,524,000)	$2,030,000

Contract Manufacturing Revenue

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

The decrease in contract manufacturing revenue of $4,702,000 (or 36%) during the year ended April 30, 2011 compared to the prior year was primarily due to a decrease in the level of services provided to third-party customers compared to the prior year combined with the timing of services provided to third-party customers.  The current year decrease in services was primarily due to the loss of two customers in fiscal year 2010 that were acquired by larger companies with internal manufacturing capabilities, which was offset by the addition of a new customer in fiscal year 2011. Each of the aforementioned customers represented more than 10% of contract manufacturing revenue in the respective fiscal years.  In addition, the timing of services provided to third-party customers also attributed to the decrease in contract manufacturing revenue as we initiated several third-party manufacturing runs during the fourth quarter of the current fiscal year, all of which were still in-process as of April 30, 2011.

We expect contract manufacturing revenue for fiscal year 2012 to be in-line with fiscal year 2011 based on the anticipated completion of in-process third-party customer related projects and the anticipated demand for Avid’s services under signed and anticipated new contracts.

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

Contract manufacturing revenue for the year ended April 30, 2010 remained in-line with fiscal year 2009 increasing slightly by $241,000 (or 2%).  This increase in contract manufacturing revenue was primarily due to an increase in manufacturing services provided by Avid to third-party customers on a fee-for-service basis compared to fiscal year 2009.

Government Contract Revenue

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

Government contract revenue stems from a contract awarded to us on June 30, 2008, through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense's Defense Threat Reduction Agency.  The purpose of the contract, which expired on April 15, 2011, was to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.  The decrease in government contract revenue of $9,856,000 (or 68%) during the year ended April 30, 2011 compared to the prior year was due to a decrease in the level of research and development services performed during the current year in accordance with the contract’s project plan.

As of April 30, 2011, we had recognized $24,149,000 in total government contract revenue under this contract, of which we recognized $4,640,000 during fiscal year 2011, $14,496,000 during fiscal year 2010 and $5,013,000 during fiscal year 2009.  Due to the expiration of this contract on April 15, 2011, government contract revenue recognized beyond fiscal year 2011 would be insignificant, if any, unless we secure additional government contracts.

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

The increase in government contract revenue of $9,483,000 (or 189%) during the year ended April 30, 2010 compared to fiscal year 2009 was due to an increase in research and development services performed under the government contract awarded through the TMT of the U.S. Department of Defense’s Defense Threat Reduction Agency, as preclinical and manufacturing activities increased compared to fiscal year 2009.  In addition, since this contract was signed on June 30, 2008, there was no corresponding revenue generated during the initial two months of fiscal year 2009.

License Revenue

The increase in license revenue of $107,000 and $68,000 during the years ended April 30, 2011 and 2010, respectively, compared to fiscal year 2010 and fiscal year 2009, respectively, was directly related to revenue recognized under a license agreement we entered into with Affitech A/S during July 2009 associated with our anti-VEGF antibody technology.

Although we expect to continue to recognize license revenue under our license agreements with unrelated entities during fiscal year 2012, we do not expect license revenue to significantly increase from fiscal year 2011 based on our current license agreements.

Cost of Contract Manufacturing

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

The decrease in cost of contract manufacturing of $1,420,000 (or 16%) during the year ended April 30, 2011 compared to the prior year was primarily related to the current year decrease in contract manufacturing revenue.  In addition, the cost of contract manufacturing as a percentage of contract manufacturing revenue increased from 66% in fiscal year 2010 to 86% in fiscal year 2011, which was primarily due to (i) the current year decrease in the level of manufacturing services provided to third-party customers due to the decrease in the number of completed manufacturing runs, and (ii) the  write-off of certain material manufactured for a third-party customer that did not meet certain specifications for product release.  We expect to continue to incur contract manufacturing costs during fiscal year 2012 based on the anticipated completion of third-party customer related projects under our current contract manufacturing agreements.

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

Cost of contract manufacturing for the year ended April 30, 2010 remained in line with fiscal year 2009 decreasing slightly by $348,000 (or 4%).  In addition, the cost of contract manufacturing as a percentage of contract manufacturing revenue improved from 70% in fiscal year 2009 to 66% in fiscal year 2010, which was directly related to the increase in contract manufacturing revenue related to the increase in manufacturing services.

Research and Development Expenses

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

The increase in research and development (“R&D”) expenses of $4,804,000 (or 19%) during the year ended April 30, 2011 compared to the prior year was due to the following changes associated with each of our following platform technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2011	2010	$ Change
Technology Platform:
Phosphatidylserine (“PS”) -Targeting (bavituximab)	$26,066,000	$20,866,000	$5,200,000
TNT (Cotara)	3,328,000	3,246,000	82,000
Other	68,000	546,000	(478,000)
Total R&D Expenses	$29,462,000	$24,658,000	$4,804,000

o
PS-Targeting Technology Platform (bavituximab) – The increase in PS-targeting program expenses of $5,200,000 during the year ended April 30, 2011 compared to the prior year was primarily due to increases in clinical trial and related expenses, payroll and related expenses, share-based compensation expense (non-cash), and consulting fees to support the advancement of our later-stage clinical program for bavituximab.  During the current fiscal year, we initiated three separate randomized multi-center Phase II clinical trials using bavituximab in combination with chemotherapy for the treatment of patients with i) front-line non-small cell lung cancer (“NSCLC”), ii) second-line NSCLC, and iii) pancreatic cancer.  We also initiated a randomized Phase II clinical trial using bavituximab for the treatment of patients with previously untreated genotype-1 hepatitis C virus (HCV) infection.  In addition to our Company sponsored later-stage Phase II clinical trials, we also established an investigator-sponsored trial program during the current fiscal year that resulted in three new studies using bavituximab for the treatment of patients with liver cancer, HER-2 negative metastatic breast cancer, and locally advanced or metastatic NSCLC.  These PS-targeting clinical program expenses were further supplemented by increases in R&D expenses associated with the development of additional PS-targeting antibodies.  These increases in PS-targeting program expenses were offset with a decrease in R&D expenses directly related to our government contract with the TMT, which expired on April 15, 2011, as the level of R&D activities performed under the government contract had decreased compared to the prior year in accordance with the project plan under the contract.

o
Tumor Necrosis Therapy (“TNT”) Technology Platform (Cotara) – TNT program expenses for the year ended April 30, 2011 remained in line with the prior year and increased slightly by $82,000 as we continued our efforts to advance our Cotara clinical program, including the completion of a Phase II trial using Cotara for the treatment of recurrent glioblastoma multiforme (or brain cancer).

o
Other R&D programs – The decrease in our other R&D program expenses of $478,000 during the year ended April 30, 2011 compared to the prior year was primarily due to our efforts to curtail spending on earlier-stage technologies associated with our anti-angiogenesis agents and vascular targeting agents in order to focus our efforts and resources on our current later-stage clinical programs.  However, we are actively seeking partners to further develop these technologies.

 Based on our current projections, which includes estimated clinical trial enrollment rates that are always uncertain, we expect research and development expenses in fiscal year 2012 to increase in comparison to fiscal year 2011 as we plan to i) advance our three later-stage Phase II clinical programs for bavituximab and Cotara towards Phase III development, ii) explore additional oncology indications and therapeutic combinations for bavituximab through our cost-effective investigator-sponsored trials program, and iii) prepare for commercial scale manufacturing of our own products through our wholly-owned biomanufacturing subsidiary, Avid Bioservices.  During fiscal year 2012, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform.

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

The increase in research and development (“R&D”) expenses of $6,234,000 (or 34%) during the year ended April 30, 2010 compared to fiscal year 2009 was due to the following changes associated with each of our following platform technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2010	2009	$ Change
Technology Platform:
Phosphatidylserine (“PS”) -Targeting (bavituximab)	$20,866,000	$13,779,000	$7,087,000
TNT (Cotara)	3,246,000	4,351,000	(1,105,000)
Other	546,000	294,000	252,000
Total R&D Expenses	$24,658,000	$18,424,000	$6,234,000

o
PS-Targeting Technology Platform (bavituximab) – The increase in PS-targeting program expenses of $7,087,000 during the year ended April 30, 2010 compared to fiscal year 2009 was primarily due to an increase in R&D expenses directly associated with our efforts to advance the development of bavituximab and a fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections under our government contract with the TMT as pre-clinical and manufacturing activities performed under the contract have increased compared to the prior year.  The increase in PS-targeting program expenses was further supplemented with an increase in clinical trial and related expenses to support the advancement of our bavituximab clinical program.  During fiscal year 2010, we completed patient enrollment in one Phase I and three Phase II single-arm clinical studies using bavituximab for the treatment of solid tumors.  In addition, based on positive signs of activity from these Phase II single-arm clinical studies, we began to incur expenses during fiscal year 2010 associated with larger multi-center Phase IIb randomized trials that were initiated in fiscal year 2011.  This initial ground work included the submission of two separate Phase IIb clinical protocols using bavituximab in combination with chemotherapy for the treatment of patients with front-line and second-line NSCLC.

o
Tumor Necrosis Therapy (“TNT”) Technology Platform (Cotara) – The decrease in TNT program expenses of $1,105,000 during the year ended April 30, 2010 compared to fiscal year 2009 was primarily due to a decrease in clinical trial expenses associated with the timing of patient enrollment in our two Cotara clinical trials for the treatment of brain cancer, one of which completed patient enrollment during December 2009.  The decrease in TNT program expenses was further supplemented by a decrease in our in-house TNT development efforts as our in-house development efforts were focused primarily on our PS-targeting program.

o
Other R&D programs – The increase in our other R&D program expenses of $252,000 during the year ended April 30, 2010 compared to fiscal year 2009 was primarily due to an increase in R&D expenses associated with increased development efforts associated with the advancement of our anti-angiogenesis agent, r84 antibody, that was subsequently licensed to a unaffiliated entity in July 2009.

Looking beyond the next twelve months, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.  These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the U.S. Food and Drug Administration allowing our studies to move forward from Phase II clinical studies to Phase III clinical studies;
•
the uncertainty of the rate at which patients are enrolled into any current or future study.  Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the second quarter of our fiscal year 2012.

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

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, share-based compensation expense, legal and accounting fees, patent fees, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company.

The increase in selling, general and administrative (“SG&A”) expenses of $3,239,000 (or 40%) during the year ended April 30, 2011 compared to the prior year was primarily due to increases in share-based compensation expense (non-cash) and payroll and related expenses.  The current year increase in share-based compensation expense of $1,058,000 was primarily related to the amortization of the fair value of options granted to employees and board members under a broad based grant during February 2010.  The current year increase in payroll and related expenses of $982,000 was primarily the result of increased employee headcount, compensation, and other employee-related expenses to support our later-stage clinical  development activities.  These increases were further supplemented with current year increases associated with patent filing and maintenance fees, market research analysis fees, travel and related expenses, facility-related expenses, and other general corporate related expenses.

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

The increase in SG&A expenses of $1,203,000 (or 17%) during the year ended April 30, 2010 compared to fiscal year 2009 was primarily due to increases in payroll and related expense and share-based compensation expense offset by a decrease in corporate legal fees.  The fiscal year 2010 increase in payroll and related expenses of $1,215,000 was primarily the result of an increase in headcount and related compensation, consulting, and recruiting expenses associated with the increase SG&A activities, including non-cash share-based compensation expense of $255,000 associated with the amortization of the fair value of options and performance-based restricted stock awards granted to employees during February 2010.  We also incurred incremental increases in other general corporate related expenses primarily associated with travel and related expenses, audit and accounting fees, and facility-related expenses.  These increases in SG&A expenses were offset with a decrease in corporate legal fees which was primarily due to legal fees incurred in fiscal year 2009 associated with the settlement of a lawsuit regarding an out-licensing agreement related to our TNT technology.

Interest and Other Income

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

The increase in interest and other income of $936,000 during the year ended April 30, 2011, compared to the prior year was due to an increase in other income of $980,000 offset by a $44,000 decrease in interest income.  The increase in other income was directly related to the government grant of approximately $978,000 awarded to us during October 2009 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

The decrease in interest and other income of $84,000 during the year ended April 30, 2010, compared to fiscal year 2009 was primarily due to a decrease in interest income as a result of lower prevailing interest rates during fiscal year 2010 compared to fiscal year 2009.

Interest and Other Expense

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

The decrease in interest and other expense of $481,000 during the year ended April 30, 2011 compared to prior year was primarily due to decreases in interest expense and non-cash interest expense of $243,000 and $195,000, respectively, associated with the $5,000,000 term loan we secured in December 2008 due to a lower outstanding principal balance during the current fiscal year.

Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009:

The increase in interest and other expense of $589,000 during the year ended April 30, 2010 compared to fiscal year 2009 was primarily due to a $294,000 increase in interest expense associated with the $5,000,000 term loan we secured in December 2008 combined with a $245,000 increase in non-cash interest expense associated with the amortization of the fair value of detachable warrants and related debt issuance costs.  Since the term loan was entered into during December 2008, there were no corresponding interest or non-cash interest amounts reported during the first two fiscal quarters of fiscal year 2009.

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

Revenue Recognition

We currently derive revenue from the following two sources:  (i) contract manufacturing services provided by Avid, and (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development.  In addition, from June 30, 2008 through April 15, 2011 we derived government contract revenues from services provided under a government contract awarded to us through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.  The government contract with the TMT expired on April 15, 2011.

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

In addition, we also follow the authoritative guidance when reporting revenue as gross when we act as a principal versus reporting revenue as net when we act as an agent.  For transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and perform a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services and as a component of research and development expense for services provided under our former contract with the TMT (contract expired on April 15, 2011).

Contract Manufacturing Revenue - Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.  There were no “bill-and-hold” arrangements outstanding as of April 30, 2011.

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

Government Contract Revenue - On June 30, 2008, we were awarded a government contract (the “Government Contract”) to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever (“VHF”) infections.  The Government Contract was awarded through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency and expired on April 15, 2011.

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

In addition, we record research and development expenses based on accruals associated with work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CROs”), hospitals, consultants, and other clinical trial related vendors.  We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided.  However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.  There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2011.

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

As of April 30, 2011, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Liquidity and Capital Resources

At April 30, 2011, we had $23,075,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during fiscal year 2011, we raised $33,856,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  Subsequent to April 30, 2011 and through June 30, 2011 we raised $2,140,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements).  As of June 30, 2011, additional shares of our common stock for aggregate gross proceeds of up to $69,572,000 are available under two effective shelf registration statements.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2012, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock.  The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials.  If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities.  In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

We may also raise additional capital through licensing our products in development, procuring new government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  With respect to financing our operations through procuring government contracts and grants, on October 29, 2010, we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in procuring additional government contracts and grants, or that sufficient additional revenue will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other  potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the second quarter of our fiscal year 2012 ending October 31, 2011.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, of which, could reduce or delay our future projected cash flows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the year ended April 30, 2011 compared to the prior year are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the year ended April 30, 2011, cash used in operating activities increased $12,501,000 to $26,462,000 compared to $13,961,000 for the year ended April 30, 2010.  This increase in net cash used in operating activities was due to an increase of $17,523,000 in net loss reported during fiscal year 2011 after taking into consideration non-cash operating expenses offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $5,022,000.  The decrease in the net change in operating assets and payment or reduction of liabilities was primarily due to net changes associated with receivables, inventories, accounts payable, accrued liabilities, deferred revenue and deferred government contract revenue. The increase in our fiscal year 2011 net loss was primarily due to a current year decreases in contract manufacturing revenue and government contract revenue combined with increases in research and development expenses, selling, general and administrative expenses, which were offset by a decrease in cost of contract manufacturing and an increase in interest and other income.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	Year Ended April 30,
	2011	2010
Net loss, as reported	$(34,151,000)	$(14,494,000)
Less non-cash operating expenses:
Depreciation and amortization	652,000	447,000
Share-based compensation	2,837,000	1,421,000
Amortization of expenses paid in shares of common stock	956,000	239,000
Amortization of discount on notes payable and debt issuance costs	235,000	430,000
Common stock issued for services	40,000	-
Loss on disposal of property	-	49,000
Net cash used in operating activities before changes in operating assets and liabilities	$(29,431,000)	$(11,908,000)
Net change in operating assets and liabilities	$2,969,000	$(2,053,000)
Net cash used in operating activities	$(26,462,000)	$(13,961,000)

Cash Used In Investing Activities.  Net cash used in investing activities increased $1,079,000 to $1,347,000 for the year ended April 30, 2011 compared to net cash used in investing activities of $268,000 during the year ended April 20, 2010.  This increase was due to an increase in cash outflows of $704,000 associated with property acquisitions combined with an increase in cash outflows of $355,000 associated with an increase in other assets, which were offset by a $20,000 decrease in cash inflows associated with the sale of property.  The current year increase in property acquisitions was primarily related to purchases of certain computer software and hardware to enhance corporate infrastructure and operational efficiencies combined with the purchase of certain leasehold improvements and furniture and fixtures associated with additional office space we leased in May 2010.  The current year increase in other assets is primarily associated with an increase in deposits and/or progress payments for certain additional computer software to enhance corporate infrastructure and operational efficiencies and additional leasehold improvements associated with office space we leased in May 2010.

Cash Provided By Financing Activities.  Net cash provided by financing activities increased $7,311,000 to $31,203,000 for the year ended April 30, 2011 compared to net cash provided of $23,892,000 for the year ended April 30, 2010.  During fiscal year 2011, we sold 16,364,429 shares of our common stock for net proceeds of $33,087,000.  In addition, we received net proceeds of $44,000 and $134,000 from the exercise of stock options and purchases of shares under our 2010 Employee Stock Purchase Plan, respectively.  These current year net proceeds from financing activities were offset with principal payments on notes payable and capital leases of $2,000,000 and $62,000, respectively.

During fiscal year 2010, we sold 7,498,921 shares of our common stock for net proceeds of $25,474,000.  In addition, we received net proceeds of $105,000 from the exercise of stock options.  These fiscal year 2010 net proceeds from financing activities were offset with principal payments on notes payable and capital leases of $1,667,000 and $20,000, respectively.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments.  The following chart represents our contractual obligations as of April 30, 2011, aggregated by type:

	Payments Due by Period
	Total	< 1 year	2-3 years	4-5 years	After 5 years

Operating leases, net (1)	$6,951,000	$1,016,000	$2,052,000	$2,085,000	$1,798,000
Note payable obligation (2)	1,544,000	1,544,000	-	-	-
Capital lease obligation (3)	211,000	82,000	116,000	13,000	-
Other long-term liabilities - minimum license obligations (4)	25,000	25,000	-	-	-

Total contractual obligations	$8,731,000	$2,667,000	$2,168,000	$2,098,000	$1,798,000
______________
(1)
Represents our (i) facility operating leases in Tustin, California under two separate non-cancelable lease agreements, (ii) facility operating lease in Houston, Texas, which has a three year lease term and expires in April 2016, and (iii) various office equipment leases, which generally have three to five year lease terms.

(2)
Amounts represent anticipated principal and interest payments on our security and loan agreement and a final payment fee of $150,000, which is due and payable on the maturity date pursuant to the loan agreement.  Under the security and loan agreement, the outstanding principal balance each month will bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%.  Anticipated interest payments were calculated using an interest rate of 12% (representing a LIBOR floor rate of 3% plus 9%).  As of April 30, 2011, the thirty (30) day LIBOR rate was less than the minimum 3% floor.

(3)	Represents capital lease agreements to finance certain equipment. Amounts include principal and interest.
(4)
Represents licensing agreements we periodically enter into with third parties to obtain exclusive or non-exclusive licenses for certain technologies.  The terms of certain of these agreements require us to pay future milestone payments based on product development success.  We anticipate milestone payments not to exceed $25,000 during fiscal year 2012 under our existing licensing agreements.  In addition, milestone payments beyond fiscal year 2012 cannot be predicted due to the uncertainty of future clinical trial results and development milestones and therefore, cannot be reasonably predicted or estimated at the present time, including potential obligations in the amount of $6,400,000 that would become due and payable upon the first commercial approval of a drug candidate developed under our PS-targeting program, including bavituximab.

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies — Pending Adoption of Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in U.S. interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our outstanding notes payable, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at April 30, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

At April 30, 2011, we had an outstanding notes payable balance of $1,333,000 under a loan and security agreement, which bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%, which may expose us to market risk due to changes in interest rates.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 3% under our loan and security agreement and based on historical movements in LIBOR rates, we believe a near-term change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements included in this Report at pages F-1 through F-33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2011.  Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2011 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(c)  Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Executive Compensation

On July 12, 2011, the Compensation Committee of the Board of Directors (the “Compensation Committee”) awarded discretionary cash bonuses for fiscal year 2011 performance to the Company’s executive officers and other key members of management.  The executive officer cash bonus amounts were as follows:  Steven W. King - $62,401; Paul J. Lytle - $45,675; Joseph S. Shan - $27,500; and Shelley P.M. Fussey - $27,500.

In addition, on July 12, 2011, the Compensation Committee approved the following annualized base salaries and target bonus percentages for fiscal year 2012 for the following executive officers, all effective as of May 1, 2011, the first day of fiscal year 2012:  Steven W. King - $429,000 and 60%; Paul J. Lytle - $325,812 and 40%; Joseph S. Shan - $260,000 and 35%; Shelley P.M. Fussey - $280,500 and 35%; and with respect to Jeffrey Maston, a target bonus percentage of 50% with no change in base salary.

Additionally, on July 12, 2011, the Compensation Committee approved and adopted the terms of an annual bonus plan for executive officers (the “Plan”).  Since the Plan is not contained in a formal written document, a summary of the Plan has been filed as Exhibit 10.29 to this Annual Report, and is incorporated herein by this reference.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2011.

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

July 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peregrine Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Peregrine Pharmaceuticals, Inc.’s Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Peregrine Pharmaceuticals, Inc., maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2011 and our report dated July 14, 2011 expressed an unqualified opinion including an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Irvine, California
July 14, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Compensation and Related Matters” in our 2011 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2011 (the “2011 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Matters” in our 2011 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in our 2011 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our 2011 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2011 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         (1)     Consolidated Financial Statements

Index to consolidated financial statements:
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of April 30, 2011 and 2010	F-2

Consolidated Statements of Operations for each of the three years in the period ended April 30, 2011	F-4

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended April 30, 2011	F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2011	F-6

Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II -Valuation of Qualifying Accounts
for each of the three years in the period ended April 30, 2011	F-33

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

4.15	Form of Restricted Stock Issuance Agreement dated February 1, 2010 (Re-filed herewith in unredacted form following expiration of confidential treatment request). (*)(***)
4.16	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.17	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement in Form S-8 (File No. 333-171067)). *
4.18	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *

Exhibit Number	Description
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

10.12
Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Steven W. King, dated March 18, 2009 (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 10-K as filed with the Commission on July 14, 2009).*

10.13
Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Paul J. Lytle, dated March 18, 2009 (Incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 10-K as filed with the Commission on July 14, 2009).*

10.14
Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Joseph Shan, dated March 18, 2009 (Incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 10-K as filed with the Commission on July 14, 2009).*

10.15
Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Shelley P.M. Fussey, Ph.D., dated March 18, 2009 (Incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 10-K as filed with the Commission on July 14, 2009).*

Exhibit Number	Description
10.16
At Market Issuance Sales Agreement, dated July 14, 2009, by and between Peregrine Pharmaceuticals, Inc., and Wm. Smith & Co. (Incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K as filed with the Commission on July 14, 2009).

10.17
Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 18, 2005 (Incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.18
Amendment No. 1 to Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.19
Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 1, 2001 (Incorporated by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.20
Amendment No. 1 to Exclusive Patent License agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.20 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.21
Non-Exclusive Cabilly Patent License Agreement between Genentech, Inc., and Peregrine Pharmaceuticals, Inc., effective as of November 5, 2003 (Incorporated by reference to Exhibit 10.21 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.22
Commercial License Agreement between Avanir Pharmaceuticals, Inc., and Peregrine Pharmaceuticals, Inc., dated December 1, 2003 (Incorporated by reference to Exhibit 10.22 to Registrant’s Current Report on Form 8-K as filed with the Commission on
April 14, 2010). **

10.23
License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated July 1, 1998 (Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.24
License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated March 1, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

10.25
At Market Issuance Sales Agreement, dated June 22, 2010, by and between Peregrine Pharmaceuticals, Inc., and McNicoll, Lewis & Vlak LLC (Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 22, 2010).

10.26
License Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 10-Q as filed with the Commission on September 9, 2010). **

10.27
Assignment Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 10-Q as filed with the Commission on September 9, 2010). **

10.28
At Market Issuance Sales Agreement, dated December 29, 2010, by and between Peregrine Pharmaceuticals, Inc., and McNicoll, Lewis & Vlak LLC (Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 29, 2010).

Exhibit Number	Description
10.29	Annual Bonus Plan for Executive Officers adopted July 12, 2011. ***
21	Subsidiaries of Registrant. ***
23.1	Consent of Independent Registered Public Accounting Firm. ***
24	Power of Attorney (included on signature page of Annual Report). ***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
_______________________________
* ** ***	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the Commission. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 14, 2011	By:	/s/ STEVEN W. KING
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King Steven W. King	President & Chief Executive Officer (Principal Executive Officer), and Director	July 14, 2011

/s/ Paul J. Lytle Paul J. Lytle	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	July 14, 2011

/s/ Carlton M. Johnson	Director	July 14, 2011
Carlton M. Johnson

/s/ David H. Pohl	Director	July 14, 2011
David H. Pohl

/s/ Eric S. Swartz	Director	July 14, 2011
Eric S. Swartz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming Peregrine Pharmaceuticals, Inc. will continue as a going concern.  As more fully described in Note 2, the Company’s recurring losses from operations and recurring negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
July 14, 2011

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2011 AND 2010

	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,075,000	$19,681,000
Trade and other receivables, net	1,389,000	1,481,000
Government contract receivables	93,000	367,000
Inventories, net	5,284,000	3,123,000
Debt issuance costs, current portion	21,000	122,000
Prepaid expenses and other current assets, net	953,000	2,004,000

Total current assets	30,815,000	26,778,000

PROPERTY:
Leasehold improvements	932,000	697,000
Laboratory equipment	4,391,000	4,221,000
Furniture, fixtures, office equipment and software	1,814,000	917,000

	7,137,000	5,835,000
Less accumulated depreciation and amortization	(4,928,000)	(4,366,000)

Property, net	2,209,000	1,469,000

Debt issuance costs, less current portion	-	21,000
Other assets	1,742,000	1,067,000

TOTAL ASSETS	$34,766,000	$29,335,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2011 AND 2010 (continued)

	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,046,000	$3,434,000
Accrued clinical trial and related fees	2,292,000	1,308,000
Accrued payroll and related costs	1,455,000	1,623,000
Notes payable, current portion and net of discount	1,321,000	1,893,000
Deferred revenue, current portion	5,617,000	2,406,000
Deferred government contract revenue	-	78,000
Customer deposits	1,759,000	2,618,000
Other current liabilities	1,189,000	685,000

Total current liabilities	17,679,000	14,045,000

Notes payable, less current portion and net of discount	-	1,315,000
Deferred revenue, less current portion	632,000	-
Other long-term liabilities	1,037,000	568,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; non-voting; none issued	-	-
Common stock - $.001 par value; authorized 325,000,000 shares; outstanding - 69,837,142 and 53,094,896, respectively	70,000	53,000
Additional paid-in-capital	311,353,000	275,208,000
Accumulated deficit	(296,005,000)	(261,854,000)

Total stockholders' equity	15,418,000	13,407,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,766,000	$29,335,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011

	2011	2010	2009

REVENUES:
Contract manufacturing revenue	$8,502,000	$13,204,000	$12,963,000
Government contract revenue	4,640,000	14,496,000	5,013,000
License revenue	350,000	243,000	175,000

Total revenues	13,492,000	27,943,000	18,151,000

COSTS AND EXPENSES:
Cost of contract manufacturing	7,296,000	8,716,000	9,064,000
Research and development	29,462,000	24,658,000	18,424,000
Selling, general and administrative	11,421,000	8,182,000	6,979,000

Total costs and expenses	48,179,000	41,556,000	34,467,000

LOSS FROM OPERATIONS	(34,687,000)	(13,613,000)	(16,316,000)

OTHER INCOME (EXPENSE):
Interest and other income	1,052,000	116,000	200,000
Interest and other expense	(516,000)	(997,000)	(408,000)

NET LOSS	$(34,151,000)	$(14,494,000)	$(16,524,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	60,886,392	49,065,322	45,246,293
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.56)	$(0.30)	$(0.37)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Captital	Deficit	Equity
BALANCES, April 30, 2008	45,242,124	$46,000	$246,385,000	$(230,836,000)	$15,595,000
Common stock issued for cash under March 26, 2009 Financing, net of issuance costs of $58,000	295,587	-	550,000	-	550,000
Fair market value of warrants issued with notes payable	-	-	414,000	-	414,000
Share-based compensation	-	-	866,000	-	866,000
Net loss	-	-	-	(16,524,000)	(16,524,000)
BALANCES, April 30, 2009	45,537,711	46,000	248,215,000	(247,360,000)	901,000
Common stock issued for cash under March 26, 2009 Financing, net of issuance costs of $305,000	1,855,172	2,000	6,585,000	-	6,587,000
Common stock issued for cash under July 14, 2009 Financing, net of issuance costs of $545,000	5,643,749	5,000	18,882,000	-	18,887,000
Common stock issued upon exercise of options	57,253	-	105,000	-	105,000
Fractional shares issued pursuant to reverse stock split	1,011	-	-	-	-
Share-based compensation	-	-	1,421,000	-	1,421,000
Net loss	-	-	-	(14,494,000)	(14,494,000)
BALANCES, April 30, 2010	53,094,896	53,000	275,208,000	(261,854,000)	13,407,000
Common stock issued for cash under July 14, 2009 Financing, net of issuance costs of $133,000	1,925,565	2,000	5,434,000	-	5,436,000
Common stock issued for cash under June 22, 2010 Financing, net of issuance costs of $345,000	9,214,373	9,000	14,645,000	-	14,654,000
Common stock issued for cash under December 29, 2010 Financing, net of issuance costs of $291,000	5,224,491	6,000	12,991,000	-	12,997,000
Common stock issued upon exercise of options	20,750	-	44,000	-	44,000
Common stock issued upon exercise of warrants	74,802	-	-	-	-
Common stock issued for services	28,921	-	60,000	-	60,000
Common stock issued under restricted stock awards	148,500	-	-	-	-
Common stock issued under Employee Stock Purchase Plan	104,844	-	134,000	-	134,000
Share-based compensation	-	-	2,837,000	-	2,837,000
Net loss	-	-	-	(34,151,000)	(34,151,000)
BALANCES, April 30, 2011	69,837,142	$70,000	$311,353,000	$(296,005,000)	$15,418,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,151,000)	$(14,494,000)	$(16,524,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	652,000	447,000	503,000
Share-based compensation	2,837,000	1,421,000	866,000
Amortization of expenses paid in shares of common stock	956,000	239,000	255,000
Amortization of discount on notes payable and debt issuance costs	235,000	430,000	185,000
Common stock issued for services	40,000	-	-
Loss on sale of property	-	49,000	-
Changes in operating assets and liabilities:
Trade and other receivables, net	92,000	289,000	(1,165,000)
Government contract receivables	274,000	1,577,000	(1,944,000)
Inventories, net	(2,161,000)	1,584,000	(1,807,000)
Prepaid expenses and other current assets, net	95,000	(777,000)	(513,000)
Other non-current assets	(7,000)	183,000	(52,000)
Accounts payable	608,000	(484,000)	1,800,000
Accrued clinical trial site and related fees	984,000	602,000	217,000
Accrued payroll and related expenses	(168,000)	43,000	496,000
Deferred revenue	3,843,000	(1,370,000)	1,580,000
Deferred government contract revenue	(78,000)	(3,793,000)	3,871,000
Customer deposits	(859,000)	331,000	1,449,000
Other accrued expenses and current liabilities	372,000	(232,000)	530,000
Other long-term liabilities	(26,000)	(6,000)	171,000
Net cash used in operating activities	(26,462,000)	(13,961,000)	(10,082,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(912,000)	(208,000)	(126,000)
Proceeds from sale of property	-	20,000	-
(Increase) decrease in other assets	(435,000)	(80,000)	38,000
Net cash used in investing activities	(1,347,000)	(268,000)	(88,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $769,000, $850,000, and $58,000, respectively	33,087,000	25,474,000	550,000
Proceeds from issuance of notes payable, net of issuance costs of $469,000	-	-	4,531,000
Proceeds from exercise of stock options	44,000	105,000	-
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	134,000	-	-
Principal payments on notes payable	(2,000,000)	(1,667,000)	-
Principal payments on capital leases	(62,000)	(20,000)	(23,000)
Net cash provided by financing activities	31,203,000	23,892,000	5,058,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

	2011	2010	2009
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$3,394,000	$9,663,000	$(5,112,000)

CASH AND CASH EQUIVALENTS, Beginning of year	19,681,000	10,018,000	15,130,000

CASH AND CASH EQUIVALENTS, End of year	$23,075,000	$19,681,000	$10,018,000

SUPPLEMENTAL INFORMATION:
Interest paid	$301,000	$535,000	$174,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair market value of warrants issued in connection with notes payable	$-	$-	$414,000
Property acquired under capital lease	$180,000	$78,000	$-
Accounts payable and other liabilities for purchase of property	$300,000	$18,000	$-
Other asset in exchange for future services	$233,000	$-	$-

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011

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

With respect to our bavituximab oncology program, we are enrolling patients in three randomized Phase II trials for bavituximab in combination with standard chemotherapy for the treatment of front-line and second-line non-small cell lung cancer (“NSCLC”) and previously untreated pancreatic cancer.  In addition to these company-sponsored trials for bavituximab, we have initiated an investigator sponsored trial (“IST”) program and currently are supporting four investigator-sponsored trials (“IST”) as a means to evaluate new drug combinations and additional oncology indications.

With respect to our Cotara oncology program, in December 2010, we completed patient enrollment in our Phase II trial using Cotara for the treatment of recurrent glioblastoma multiforme (“GBM”), the deadliest form of brain cancer, and we plan to meet with the U.S. Food and Drug Administration (“FDA”) in the latter half of 2011 to determine the optimal registration pathway for Cotara.  In addition, Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the FDA.

In addition to our product development programs, we also operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”).  Avid is a Contract Manufacturing Organization (“CMO”) that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and its third-party clients.  In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture all clinical products while preparing Peregrine’s products for potential commercial launch.

2.           BASIS OF PRESENTATION

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

Reclassification – Certain comparative amounts in fiscal year 2010 and 2009 consolidated financial statements have been reclassified to conform to the current fiscal year presentation.  These reclassifications had no effect on previously reported operating expenses or net loss.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

At April 30, 2011, we had $23,075,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during fiscal year 2011, we raised $33,856,000 in gross proceeds (Note 7).  Subsequent to April 30, 2011 and through June 30, 2011 we raised $2,140,000 in gross proceeds (Note 7).  As of June 30, 2011, additional shares of our common stock for aggregate gross proceeds of up to $69,572,000 are available under two effective shelf registration statements.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2012, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock.  The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials.  If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities.  In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

We may also raise additional capital through  licensing our products in development, procuring new government contracts and grants, or increasing revenue from our wholly owned subsidiary, Avid.  With respect to financing our operations through procuring government contracts and grants, on October 29, 2010, we were awarded an aggregate cash grant of approximately $978,000 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful  in procuring additional government contracts and grants, or that sufficient additional revenue will be generated from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other  potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the second quarter of our fiscal year 2012 ending October 31, 2011.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, of which, could reduce or delay our future projected cash flows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the second quarter of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable is recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary.  Trade and other receivables primarily include amounts billed for contract manufacturing services provided by Avid (“trade” receivables).  Government contract receivables include amounts billed under a government contract with the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011.  In addition, amounts unbilled under our government contract with the TMT at April 30, 2011 and 2010, net of allowances, were $100,000 and $158,000, respectively, of which amounts at April 30, 2011 and 2010, included $0 and $108,000 in prepaid expenses and other current assets, respectively, and $100,000 and $50,000 in other assets, respectively, in the accompanying consolidated financial statements.

Allowance for Doubtful Accounts - We continually monitor our allowance for doubtful accounts for all receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables and we estimate an allowance for doubtful accounts based on these factors at that point in time.  Based on our analysis of our receivables as of April 30, 2011 and 2010, we determined an allowance for doubtful accounts of $20,000 and $20,000, respectively, was necessary with respect to trade and other receivables.  With respect to our government contract receivables, which includes amounts billed under our government contract with the TMT, we determined no allowance for doubtful accounts was necessary based on our analysis as of April 30, 2011 and 2010.

In addition, amounts billed under our contract with TMT include the reimbursement for provisional rates covering allowable indirect overhead and general and administrative cost (“Indirect Rates”).  These Indirect Rates are initially estimated based on financial projections and are subject to change based on actual costs incurred during each fiscal year.  In addition, these Indirect Rates are subject to annual audits by the Defense Contract Audit Agency (“DCAA”) for cost reimbursable type contracts.  As of April 30, 2011 and 2010, we recorded an unbilled receivable of $495,000 and $202,000, respectively, pertaining to the calculated difference between estimated and actual Indirect Rates for fiscal years 2011 and 2010, of which amounts at April 30, 2011 and 2010 are included in prepaid expenses and other current assets, respectively.  However, due to the uncertainty of their collectability given that our actual Indirect Rates for fiscal years 2011 and 2010 have not been audited by the DCAA, we determined it appropriate to record a corresponding allowance for doubtful accounts in the amount of $495,000 and $202,000 at April 30, 2011 and 2010, respectively.

Prepaid Research and Development Expenses - Our prepaid research and development expenses represent deferred and capitalized pre-payments to secure the receipt of future research and development services.  These pre-payments are recognized as an expense in the period that the services are performed.  We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide future economic benefit.  During fiscal year 2011, we expensed certain prepaid research and development expenses of $637,000 in accordance with amended terms of a research agreement with an unrelated entity, which amount is included in research and development expense in the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

Inventories - Inventories are stated at the lower of cost or market and include raw materials, direct labor, and overhead costs (work-in-process) associated with our wholly owned subsidiary, Avid.  Cost is determined by the first-in, first-out method.  Inventories consist of the following at April 30,

	2011	2010
Raw materials, net	$1,512,000	$1,243,000
Work-in-process	3,772,000	1,880,000
Total inventories, net	$5,284,000	$3,123,000

Property - Property is recorded at cost.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to seven years.  Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

Concentrations of Credit Risk - Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents and trade receivables.  We maintain our cash balances with one major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits.  We are exposed to credit risk in the event of default by the major commercial bank holding our cash balances to the extent of the cash amount recorded on the accompanying consolidated balance sheet.

Our trade receivables have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period.  We perform periodic credit evaluations of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs.  As of April 30, 2011 and 2010, 93% of trade and other receivables were from three customers and 55% of trade and other receivables were from two customers, respectively.

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

Fair Value of Financial Instruments - The carrying amounts in the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their fair values due to their short-term maturities.

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

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

As of April 30, 2011 and 2010, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Customer Deposits - Customer deposits primarily represents advance billings and/or payments received from customers prior to the initiation of contract manufacturing services.

Revenue Recognition – We currently derive revenue from the following two sources:  (i) contract manufacturing services provided by Avid, and (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development.  In addition, from June 30, 2008 through April 15, 2011 we derived government contract revenues from services provided under a government contract awarded to us through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency.  The government contract with the TMT expired on April 15, 2011.

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

In addition, we also follow the authoritative guidance when reporting revenue as gross when we act as a principal versus reporting revenue as net when we act as an agent.  For transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and perform a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services and as a component of research and development expense for services provided under our former contract with the TMT (contract expired on April 15, 2011).

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services provided by Avid are recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.  There were no “bill-and-hold” arrangements outstanding as of April 30, 2011.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.  We also record a provision for estimated contract losses, if any, in the period in which they are determined.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

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

Government Contract Revenue

On June 30, 2008, we were awarded a government contract (the “Government Contract”) to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever (“VHF”) infections.  The Government Contract was awarded through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency and expired on April 15, 2011.  As of April 30, 2011, we had recognized $24,149,000 in total government contract revenue under this Government Contract, of which during fiscal years 2011, 2010, and 2009, we recognized $4,640,000, $14,496,000, and $5,013,000, respectively.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

Other Income - Other income for the fiscal year ended April 30, 2011includes aggregate one-time grants of $978,000 awarded to us under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.

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

Accrued  Clinical Trial and Related Fees -  We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CRO”), hospitals, consultants, and other clinical trial related vendors.  We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided.  However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.  There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2011.

Share-based Compensation - We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation.  The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, and is recognized as expense on a straight-line basis over the requisite service periods.  Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period.  Share-based compensation expense for a share-based payment with a performance condition is recognized on a straight-line basis over the requisite service period when the achievement of the performance condition is determined to be probable.  If a performance condition is not determined to be probable or is not met, no share-based compensation is recognized and any previously recognized compensation expense is reversed.

In addition, we periodically grant stock options and other share-based awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation.  The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable.  In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the remeasurement is recognized in the current period.  See Note 8 for further discussion regarding share-based compensation.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

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

Basic and Dilutive Net Loss Per Common Share - Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, unvested stock awards and warrants in accordance with the authoritative guidance.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, unvested stock awards and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three years ended April 30, 2011.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options, stock awards and warrants since their impact are anti-dilutive during periods of net loss, resulting in an anti-dilutive effect as of April 30,:

	2011	2010	2009
Stock options and awards	85,361	435,686	22,059
Warrants	68,991	190,042	24,829
Total	154,352	625,728	46,888

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and stock awards to purchase 4,338,813, 1,759,861, and 2,601,415 shares of common stock for fiscal years ended April 30, 2011, 2010, and 2009, respectively,  as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

 Subsequent to April 30, 2011 and through June 30, 2011, we issued an aggregate of 1,057,609 shares of our common stock (Note 7), which are not included in the calculation of basic and dilutive net loss per common share for the year ended April 30, 2011.

Pending Adoption of Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables.  This guidance will be effective for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010, which will be our fiscal year 2012 (or May 1, 2011), with earlier application permitted.  We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements. This guidance allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance will be effective for fiscal years beginning on or after June 15, 2010, which will be our fiscal year 2012 (or May 1, 2011), and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted.  We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

4.           NOTE PAYABLE AND CAPITAL LEASE OBLIGATIONS

Note Payable Obligation

On December 9, 2008, we entered into a loan and security agreement whereby we borrowed $5,000,000 (“Loan Agreement”) from MidCap Financial LLC and BlueCrest Capital Finance, L.P (collectively, the “Lenders”).

Under the Loan Agreement, the outstanding principal balance each month bears interest at the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9% (12% from inception to April 30, 2011).  The Loan Agreement allowed for interest-only payments during the initial six (6) months through July 2009 followed by thirty (30) equal monthly principal payments plus interest through December 2012.  The Loan Agreement, which is secured by generally all assets of the Company, contains customary covenants that, among other things, generally restrict our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant (as amended on March 9, 2011) whereby we are required to maintain a minimum cash and cash equivalents balance equal to at least 80% of the outstanding loan balance (or $1,067,000 as of April 30, 2011).  Moreover, the Loan Agreement includes a Material Adverse Change clause whereby if there is a material impairment in the priority of Lenders’ lien in the collateral or in the value of such collateral, or if we encounter a material adverse change in our business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan, then an event of default can be invoked by the Lenders.  As of the filing date of this Annual Report, we are in compliance with all Loan Agreement covenants.

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

In connection with the Loan Agreement, we also incurred $469,000 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and the short-term and long-term portions of these costs are included in current assets and other long-term assets, respectively, in the accompanying consolidated balance sheets and are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method.  Included in debt issuance costs is a final payment fee of $150,000, which is due and payable on the maturity date of the outstanding loan balance, and is equal to 3% of the total amount funded under the Loan Agreement.  The final payment fee payable of $150,000 is included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets as of April 30, 2011 and 2010, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

During the fiscal year ending April 30, 2012, we are obligated to make remaining principle payments of $1,333,000 due under the Loan Agreement in addition to the final payment fee of $150,000.

Capital Lease Obligations

We have financed certain equipment under capital lease agreements which bear interest at a rate ranging from 3.71% to 5.36% per annum.

The equipment purchased under these capital leases is included in property in the accompanying consolidated financial statements at April 30, 2011 and 2010, as follows:

	2011	2010
Furniture, fixtures, office equipment and software	$258,000	$78,000
Less accumulated depreciation	(45,000)	(5,000)
Net book value	$213,000	$73,000

Minimum future capital lease payments as of April 30, 2011 are as follows:

Year ending April 30:

2012	$82,000
2013	82,000
2014	34,000
2015	13,000
Total minimum lease payments	211,000
Amount representing interest	(12,000)
Net present value minimum lease payments	199,000
Less current portion included in other current liabilities	(75,000)
Long-term portion included in other long-term liabilities	$124,000

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

On May 3, 2010, we entered into a separate lease agreement to lease additional office and research space in a building adjacent to our existing leased office and laboratory buildings located in Tustin, California.  Our monthly base rent under the lease agreement is approximately $11,000 and includes nominal scheduled increases every twelve months.  The lease expires on December 31, 2017 and includes a five-year option to extend the lease to December 31, 2022.  In addition, under the terms of the lease agreement we received a tenant improvement reimbursement of $125,000, which we classified as deferred rent and is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense.  Tenant improvements associated with the lease agreement are recorded as an addition to leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvement or the remaining life of the lease.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

Under each of the aforementioned facility operating leases, we record rent expense on a straight-line basis and the short-term and long-term differences between the amounts paid and the amounts expensed are included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated financial statements.  Annual rent expense under our facility operating lease agreements totaled $941,000 during fiscal year 2011 and $807,000 during fiscal years 2010 and 2009.

At April 30, 2011, future minimum lease payments under all non-cancelable operating leases are as follows:

Year ending April 30,:	Minimum Lease Payments
2012	$1,016,000
2013	1,021,000
2014	1,031,000
2015	1,030,000
2016	1,055,000
Thereafter	1,798,000
$6,951,000

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

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

Licensor	Agreement Date	Total Milestone Obligations Expensed To Date	Potential Future Milestone Obligations
UTSWMC	August 2001	$98,000	$375,000
UTSWMC	August 2005	$85,000	$375,000
Lonza	March 2005	$64,000	(1)
Avanir	December 2003	$50,000	$1,050,000
Genentech, Inc.	November 2003	$500,000	$5,000,000
Total		$797,000	$6,800,000
______________
(1)
In fiscal year 2011, we incurred a milestone fee of 37,500 pounds sterling ($64,000 U.S.) upon commencement of patient enrollment in our first randomized phase II clinical trial, which amount will continue as an annual license fee thereafter; the annual license fee increases to 75,000 pounds sterling per annum (or approximately $125,000 U.S. based on the exchange rate at April 30, 2011) upon completion of patient enrollment in our first randomized phase II clinical trial.  In addition, in the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year (or approximately $500,000 U.S. based on the exchange rate at April 30, 2011).

Of the total potential future milestone obligations of $6,800,000, $6,400,000 would be due upon the first commercial approval of a drug candidate developed under our PS-targeting program, including bavituximab, with the technologies licensed pursuant to such license agreements.

During fiscal year 2011, we expensed $114,000 associated with milestone obligations under in-licensing agreements covering our PS-targeting program, which is included in research and development expense in the accompanying consolidated statements of operations.  We did not incur any milestone related expenses during fiscal years 2010 and 2009.

Tumor Necrosis Therapy (Cotara)

We acquired the patent rights to the Tumor Necrosis Therapy (“TNT”) technology, including Cotara, in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders.  To date, no product revenues have been generated from Cotara.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara.  Under the terms of the agreement, we will pay a royalty (in the low single digits) on net sales of any products we market that utilize the underlying technology.  In the event a product is approved and we or Lonza do not manufacture Cotara, we would owe Lonza 300,000 pounds sterling per year (or approximately $500,000 U.S. based on the exchange rate at April 30, 2011) in addition to an increased royalty (in the low single digits) on net sales.  In addition, upon completion of patient enrollment in our Cotara Phase II clinical trial during fiscal year 2011, we incurred a milestone payment of 75,000 pounds sterling (or $125,000 U.S.), which amount will continue as an annual license fee in fiscal year 2012 and thereafter.  Unless sooner terminated due to a party’s breach of the license agreement, the license agreement with Lonza will terminate upon the last to occur of the expiration of a period of fifteen (15) years following our first commercial sale of a product or the expiration of the last valid claim within the patents that are the subject of the license agreement; provided that if after the expiration of the last claim but prior to the expiration of the fifteen (15) year period, Lonza has publicly made available certain materials and know how, then the agreement will terminate at such time as the materials and know how are made public.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

Other Licenses Covering Products in Pre-Clinical Development

During August 2001, we entered into an exclusive worldwide license for a new preclinical compound from the University of Texas Southwestern Medical Center.  This new compound, named 2C3, added to our anti-cancer platform technologies in the anti-angiogenesis field.  Under this license agreement, we paid an up-front license fee and are obligated to pay annual maintenance fees, future milestone payments based on development progress, plus a royalty on net sales.  Our aggregate future milestone payments under this exclusive worldwide license are $450,000 assuming the achievement of all development milestones under the agreement through commercialization of the product.  We estimate that we will incur milestone payments not to exceed $25,000 during the next fiscal year.

In April 1997, we gained access to certain exclusive licenses for Vascular Targeting Agents (“VTAs”) technologies from various institutions.  In conjunction with various licensing agreements covering our VTA technology, we are obligated to pay future milestone payments based on the development success of the technologies and a royalty on net sales.  Our aggregate future milestone payments under these exclusive licenses are $1,688,000 assuming the achievement of all development milestones under the agreements through commercialization of the product, which are due at various stages of clinical development in accordance with the applicable license.  We do not anticipate making any milestone payments for at least the next fiscal year under these agreements.

During fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with an unrelated entity regarding the generation and commercialization of a certain number of fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates.  These agreements incorporate the various binding term sheets we entered into with the unrelated entity during June 2003, September 2004, November 2004, and September 2010.  Under the terms of the development and commercialization agreement, we are obligated to pay future milestones payments based on the achievement of development milestones, plus a royalty on net sales.  Our potential aggregate future milestone payments range from $1.9 million to $3.0 million per fully human antibody generated by the unrelated entity upon the achievement of certain development milestones through commercialization.  In addition, under the terms of the research collaboration agreement, we pay a non-refundable upfront technology access fee for each human antibody project initiated.  During September 2010, we entered into a binding term sheet with the unrelated entity, whereby we removed the unrelated entity’s remaining obligation to initiate additional human antibody projects beyond those already initiated as of the date of the September 2010 binding term sheet date, and accordingly, we expensed the remaining balance of prepaid non-refundable upfront technology access fees of $637,000.  During fiscal years 2011, 2010 and 2009, we expensed $956,000, $239,000 and $255,000, respectively, associated with the amortization of prepaid non-refundable upfront technology access fees under the research collaboration agreement, the amounts of which are included in research and development expense in the accompanying consolidated financial statements.  We do not anticipate making any milestone payments for at least the next fiscal year under these agreements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

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

During February 2001, we licensed certain rights to SuperGen, Inc. (“SuperGen”) pertaining to a segment of our Vascular Targeting Agents (“VTA”) technology, specifically related to certain conjugates of Vascular Endothelial Growth Factor (“VEGF”).  During January 2010, the agreement was terminated by SuperGen.  During fiscal year 2009, we recognized license revenue associated with annual license fees received under this agreement of $175,000, which is included in license revenue in the accompanying consolidated financial statements.  No revenue was recognized under this agreement subsequent to fiscal year 2009.

During July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech A/S (“Affitech”) whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84.  In consideration for the rights granted under our anti-VEGF antibody technology platform, we received non-refundable up-front license fees of $250,000.  In addition, we received aggregate milestone payments of $1,000,000 associated with the delivery of two preclinical development packages as defined in the Affitech Agreements.  We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for initial product approval plus a royalty on net sales, as defined in the Affitech Agreements.  Under the Affitech Agreements, we also granted the unrelated entity a research license in the ocular field with an option to grant sub-licenses in the ocular field.  If the unrelated entity exercises this option to grant sub-licenses in the ocular field, we would receive pre-defined up-front fees, milestone payments, and a royalty on net sales.  In accordance with the authoritative guidance for revenue recognition, the license includes multiple elements that are not separable and, accordingly, are being accounted for as a single unit of accounting.  In addition, we determined that our obligations would be up to a four year period and therefore, we are recognizing the non-refundable up-front license fees of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the Agreements, on a straight-line basis over a four year period.  However, we will continue to reassess the length of our obligation period, and accordingly, our estimated obligation period may change based on future events.  During fiscal years 2011 and 2010, we recognized revenue of $350,000 and $243,000, respectively, under the Affitech Agreements, which amounts are included in license revenue in the accompanying consolidated financial statements.  Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.

During September 2010, we entered into a binding term sheet with Affitech to amend certain terms of the Affitech Agreements.  Under the binding term sheet, Peregrine and Affitech have agreed to amend certain terms of their worldwide license agreements for Brazil, Russia and other countries of the Commonwealth of Independent States (CIS) to expedite the development of AT001/r84 for these territories.  Under the amended terms, Peregrine and Affitech will reinvest their respective portions of any future milestone payments to be received under the agreements for the countries of Brazil, Russia and the CIS toward the further development of AT001/r84.  In the event Affitech enters into a licensing deal for AT001/r84 in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us for our milestone payments that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories.  The remaining terms of the Affitech Agreements remain unchanged, including milestone and royalty payments.  To date, we have not received any payments under this September 2010 binding term sheet.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

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
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

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

With respect to financing our operations through the issuance of equity, we have raised additional capital during the three years ended April 30, 2011, under three registration statements as defined below.

Shelf Filing Date	Registration Statement Number	Amount Registered
January 2007	File number 333-139975	$30,000,000
July 2009	File number 333-160572	$50,000,000
December 2010	File number 333-171252	$75,000,000

The following table summarizes the various financing transactions and the amounts of capital we have raised under the shelf registration statements for the three years ended April 30, 2011:

Registration Statement No.	Description of Financing Transaction	Number of Common Stock Shares Issued	Gross Proceeds
Fiscal Year 2009
333-139975	At Market Sales Issuance Agreement dated March 26, 2009	295,587	$608,000
Fiscal Year 2010
333-139975	At Market Sales Issuance Agreement dated March 26, 2009	1,855,172	$6,892,000
333-160572	At Market Sales Issuance Agreement dated July 14, 2009	5,643,749	$19,432,000
		7,498,921	$26,324,000
Fiscal Year 2011
333-160572	At Market Sales Issuance Agreement dated July 14, 2009	1,925,565	$5,568,000
333-160572	At Market Sales Issuance Agreement dated June 22, 2010	9,214,373	$15,000,000
333-171252	At Market Sales Issuance Agreement dated December 29, 2010	5,224,491	$13,288,000
		16,364,429	$33,856,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

Under the At Market Sales Issuance Agreement dated March 26, 2009 (“March 2009 AMI Agreement”) we entered into with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our January 2007 Shelf, for aggregate gross proceeds of $7,500,000.  Shares of common stock sold under this arrangement were sold at market prices.  During fiscal years 2009 and 2010, we had sold 2,150,759 shares of common stock at market prices under the March 2009 AMI Agreement for aggregate gross proceeds of $7,500,000 before deducting commissions and other issuance costs of $363,000.

Under the At Market Sales Issuance Agreement dated July 14, 2009 (“July 2009 AMI Agreement”) we entered into with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of $25,000,000.  Shares of common stock sold under this arrangement were sold at market prices.  During fiscal years 2010 and 2011, we had sold 7,569,314 shares of common stock at market prices under the July 2009 AMI Agreement for aggregate gross proceeds of $25,000,000 before deducting commissions and other issuance costs of $678,000.

Under the At Market Sales Issuance Agreement dated June 22, 2010 (“June 2010 AMI Agreement”) with McNicoll, Lewis & Valk LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $15,000,000.  Shares of common stock sold under this arrangement were sold at market prices.  During fiscal year 2011, we had sold 9,214,373 shares of common stock at market prices under the July 2009 AMI Agreement for aggregate gross proceeds of $15,000,000 before deducting commissions and other issuance costs of $345,000.

Under the At Market Sales Issuance Agreement dated December 29, 2010 (“December 2010 AMI Agreement”) with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, in registered transactions from our December 2010 Shelf, for aggregate gross proceeds not to exceed the amount that can be sold under our December 2010 Shelf, which amount as of April 30, 2011 was $61,712,000.  Shares of common stock sold under this arrangement were sold at market prices.  During fiscal year 2011, we sold 5,224,491 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $13,288,000 before deducting commissions and other issuance costs of $291,000.

As of April 30, 2011, aggregate gross proceeds of up to $71,712,000 remained available under the July 2009 Shelf and December 2010 Shelf.  We had exhausted all available amounts under the January 2007 Shelf as of April 30, 2010.

Subsequent to April 30, 2011 and through June 30, 2011, we sold 1,057,609 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $2,140,000.  As of June 30, 2011, aggregate gross proceeds of $69,572,000 remained available under the July 2009 Shelf and December 2010 Shelf.

Shares Of Common Stock Authorized And Reserved For Future Issuance

As of April 30, 2011, we had reserved 14,046,701 additional shares of our common stock which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statements, as further described in the following table:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

Number of Shares Reserved
Common shares reserved for issuance under outstanding option and restricted stock award grants and available for issuance under our stock incentive plans	8,931,578
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,895,156
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	14,046,701

8.           EQUITY COMPENSATION PLANS

Stock Incentive Plans

We currently maintain six stock incentive plans referred to as the 2010 Plan, 2009 Plan, the 2005 Plan, the 2003 Plan, the 2002 Plan, and the 1996 Plan (collectively referred to as the “Stock Plans”).  The 2010, 2009, 2005, 2003 and 1996 Plans were approved by our stockholders while the 2002 Plan was not submitted for stockholder approval.  The Stock Plans provide for the granting of stock options, restricted stock awards and other forms of share-based awards to purchase shares of our common stock at exercise prices not less than the fair market value of our common stock at the date of grant.

As of April 30, 2011, we had an aggregate of 8,931,578 shares of common stock reserved for issuance under the Stock Plans.  Of those shares, 4,937,849 shares were subject to outstanding options and restricted stock awards and 3,993,729 shares were available for future grants of share-based awards.

Stock Options – Stock options granted under our Stock Plans are granted at an exercise price not less than the fair market value of our common stock on the date of grant.  The options generally vest over a two to four year period and expire ten years from the date of grant, if unexercised.

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period.  The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs.  The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term.  The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.  The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant.  The expected dividend yield assumption is based on our expectation of future dividend payouts.  We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2011, 2010 and 2009, were as follows:

	Year Ended April 30,
	2011	2010	2009
Risk-free interest rate	2.09%	2.69%	3.10%
Expected life (in years)	6.00	6.00	6.00
Expected volatility	73.42%	73.30%	78.64%
Expected dividend yield	-	-	-

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

The following summarizes our stock option transaction activity for fiscal year ended April 30, 2011:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, May 1, 2010	5,013,690	$ 4.49
Granted	435,109	$ 1.99
Exercised	(20,750)	$ 2.13
Canceled or expired	(558,450)	$ 5.51
Outstanding, April 30, 2011	4,869,599	$ 4.16	6.87	$ 484,000

Exercisable and expected to vest	4,818,819	$ 4.18	6.85	$ 468,000
Exercisable, April 30, 2011	3,030,022	$ 4.99	5.81	$ 246,000

The weighted-average grant date fair value of options granted to employees during the years ended April 30, 2011, 2010 and 2009 was $1.31, $1.99 and $1.26 per share, respectively.

The aggregate intrinsic value of stock options exercised during the years ended April 30, 2011 and 2010 was $5,000 and $82,000, respectively.  Cash proceeds from stock options exercised during the years ended April 30, 2011 and 2010 totaled $44,000 and $106,000, respectively, excluding issuance costs of $0 and $1,000, respectively.  No stock options were exercised during fiscal year ended April 30, 2009.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2011, the total estimated unrecognized compensation cost related to non-vested stock options was $2,545,000.  This cost is expected to be recognized over a weighted average vesting period of 1.54 years based on current assumptions.

Restricted Stock Awards – Restricted stock awards are grants that entitle the holder shares of common stock subject to certain terms.  The fair value of restricted stock awards is the quoted market price of our stock on the grant date, and is charged to expense over the period of vesting.  Restricted stock awards associated with non-performance conditions vest over the requisite service period and restricted stock awards associated with performance conditions are subject to vesting upon completion of the underlying performance condition.  Performance based restricted stock awards are subject to forfeiture if the underlying performance condition is not achieved and all restricted stock awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the awards becoming vested.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

The following summarizes our restricted stock awards transaction activity for fiscal year ended April 30, 2011:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested, May 1, 2010	371,250	$ 2.97
Granted	74,250	$ 2.37
Vested	(148,500)	$ 2.67
Forfeited	(228,750)	$ 2.97
Unvested, April 30, 2011	68,250	$ 2.98

The weighted-average grant date fair value of restricted stock awards granted during fiscal years ended April 30, 2011 and 2010, was $2.37 and $2.97, respectively.  No restricted stock awards were granted during fiscal year 2009.  The total fair value of restricted stock awards vested during fiscal year ended April 30, 2011 was $404,000.  No restricted stock awards vested during fiscal years 2010 and 2009.  As of April 30, 2011, there was no unrecognized compensation cost related to unvested restricted stock awards as these unvested awards are performance-based awards that were forfeited subsequent to April 30, 2011 as the predetermined performance condition underlying these awards was not achieved.

Employee Stock Purchase Plan

On October 21, 2010, our stockholders approved our 2010 Employee Stock Purchase Plan.  The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) allows eligible employees on a voluntary basis to purchase shares of our common stock directly from the Company.  Under the 2010 ESPP, we will initially sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) end of the six-month offering period.  The 2010 ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1.

A total of 5,000,000 shares are reserved for issuance under the 2010 ESPP, of which 4,895,156 shares remained available to purchase at April 30, 2011 and are subject to adjustment as provided in the 2010 ESPP for stock splits, stock dividends, recapitalizations and other similar events.  The first offering period under the 2010 ESPP commenced November 1, 2010 and ended on April 30, 2011.  During the fiscal year ended April 30, 2011, 104,844 shares of common stock were purchased under the 2010 ESPP at a weighted average purchase price per share of $1.28.

The fair value of the shares purchased under the 2010 ESPP were determined using a Black-Scholes option pricing model (see explanation of valuation model inputs above under “Stock Options”), and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period).  The weighted average grant date fair value of purchase rights under the 2010 ESPP during fiscal year ended April 30, 2011 was $0.52 based on the following Black-Scholes option valuation model inputs:

Risk-free interest rate	0.15%
Expected life (in years)	0.50
Expected volatility	82.72%
Expected dividend yield	-

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

Share-based Compensation Expense

Total share-based compensation expense related to share-based awards issued under our equity compensation plans for the years ended April 30, 2011, 2010 and 2009 was comprised of the following:

	2011	2010	2009
Cost of contract manufacturing	$8,000	$-	$-
Research and development	1,134,000	784,000	484,000
Selling, general and administrative	1,695,000	637,000	382,000
Total share-based compensation expense	$2,837,000	$1,421,000	$866,000

Share-based compensation from:
Stock options	$2,598,000	$1,202,000	$866,000
Restricted stock awards	185,000	219,000	-
Employee stock purchase plan	54,000	-	-
	$2,837,000	$1,421,000	$866,000

The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable.  In addition, the authoritative guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the remeasurement is recognized in the current period.  Share-based compensation expense recorded during fiscal years 2011, 2010 and 2009 associated with stock options and awards granted to non-employees amounted to $114,000, $113,000 and $9,000, respectively.

Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

9.           WARRANTS

Granted - As of April 30, 2011, we had warrants outstanding to purchase up to 219,967 shares of our common stock at an exercise price of $1.48 per share and an expiration date of December 19, 2013.  These warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008, as further discussed in Note 4.  There were no warrants granted during fiscal years 2011 and 2010.

Exercised - During fiscal year 2011, 118,443 warrants were exercised on a cashless basis in exchange for 74,802 shares of our common stock.  There were no warrants exercised during fiscal years 2010 and 2009.

10.           INCOME TAXES

We are primarily subject to U.S. federal and California state jurisdictions.  To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

In addition, in accordance with authoritative guidance, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities.  We had no unrecognized tax benefits from uncertain tax positions as of April 30, 2011 and 2010.  It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statements of operations.  We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2011, 2010, and 2009, and we did not accrue for interest or penalties as of April 30, 2011 and 2010.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

At April 30, 2011, we had total deferred tax assets of $6,624,000.  Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our total deferred tax assets.  Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet performed a Section 382 analysis to determine the limitation of the net operating loss carry forwards.  Until this analysis has been performed, we have removed the deferred tax assets for net operating losses of $83,911,000 generated through April 30, 2011 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance.  When this analysis is finalized, we plan to update our unrecognized benefits for uncertainty in income taxes.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

At April 30, 2011, we had federal net operating loss carry forwards of approximately $219,775,000.  The net operating loss carry forwards expire in fiscal years 2013 through 2032.  The net operating losses of $1,908,000 applicable to Vascular Targeting Technologies, our wholly-owned subsidiary, can only be offset against future income of that subsidiary.  We also have state net operating loss carry forwards of approximately $157,466,000 at April 30, 2011, which begin to expire in fiscal year 2018.

The provision for income taxes consists of the following for the three years ended April 30,:

	2011	2010	2009
Provision for federal income taxes at statutory rate	$(11,611,000)	$(4,929,000)	$(5,618,000)
State income taxes, net of federal benefit	(406,000)	(799,000)	(926,000)
Expiration and adjustment of loss carry forwards	9,174,000	7,448,000	3,917,000
Change in valuation allowance	2,294,000	(1,997,000)	2,405,000
Other, net	549,000	277,000	222,000
Income tax (expense) benefit	$-	$-	$-

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.  Significant components of our deferred tax assets at April 30, 2011 and 2010 are as follows:

	2011	2010

Share-based compensation	$2,782,000	$2,249,000
Deferred revenue	2,677,000	989,000
Depreciation and amortization	691,000	683,000
Accrued liabilities	474,000	409,000

Total deferred tax assets	6,624,000	4,330,000
Less valuation allowance	(6,624,000)	(4,330,000)

Net deferred tax assets	$-	$-

11.           BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all full-time employees who are at least the age of 21 and have three or more months of continuous service.  The Plan provides for employee contributions of up to 100% of their compensation or a maximum of $16,500.  We are not required to make matching contributions under the Plan and we have made no matching contributions to the Plan since its inception through December 31, 2009.  Effective January 1, 2010, the Company has voluntarily agreed to match 50% of employee contributions of up to the first 6% of a participant’s annual salary for all Plan contributions, subject to certain IRS limitations. Under the Plan, each participating employee is fully vested in his or her contributions to the Plan and Company contributions to the Plan will fully vest after six years of service. The expense related to Company contributions to the Plan was $210,000 and $58,000 for the fiscal years ended April 30, 2011 and 2010, respectively.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

Segment information is summarized as follows:

	2011	2010	2009
Contract manufacturing services revenue	$8,502,000	$13,204,000	$12,963,000
Cost of contract manufacturing services	7,296,000	8,716,000	9,064,000
Gross profit	$1,206,000	$4,488,000	$3,899,000

Revenue from products in research and development	$4,990,000	$14,739,000	$5,188,000
Research and development expense	(29,462,000)	(24,658,000)	(18,424,000)
Selling, general and administrative expense	(11,421,000)	(8,182,000)	(6,979,000)
Other income (expense), net	536,000	(881,000)	(208,000)
Net loss	$(34,151,000)	$(14,494,000)	$(16,524,000)

Revenue generated from our contract manufacturing segment was from the following customers:

	2011	2010	2009
Customer revenue as a percentage of revenue:
United States (customer A)	56%	32%	57%
United States (customer B)	0%	15%	1%
Germany (one customer)	24%	23%	25%
Denmark (one customer)	19%	0%	0%
Canada (one customer)	0%	30%	16%
Other customers	1%	0%	1%
Total	100%	100%	100%

Revenue generated from our products in our research and development segment was from the following sources:

	2011	2010	2009
Government contract revenue1 (see Note 3)	$4,640,000	$14,496,000	$5,013,000
License revenue (see Note 6)	350,000	243,000	175,000
Total	$4,990,000	$14,739,000	$5,188,000
______________
(1)
Includes revenue associated with services provided by our contract manufacturing segment under our government contract with the TMT, of which during fiscal years 2011, 2010, and 2009 amounted to $366,000, $6,978,000, and $1,642,000, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011 (continued)

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures, office equipment and software and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	2011	2010
Long-lived Assets, net:
Contract manufacturing services	$1,511,000	$1,311,000
Products in research and development	698,000	158,000
Total	$2,209,000	$1,469,000

13.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	2011	2011	2010	2010	2010	2010	2009	2009
Net revenues	$2,729,000	$2,883,000	$4,671,000	$3,209,000	$4,420,000	$9,877,000	$6,896,000	$6,750,000
Gross profit (loss) (a)	$559,000	$196,000	$624,000	$(173,000)	$652,000	$1,071,000	$1,768,000	$997,000
Loss from operations	$(9,954,000)	$(8,843,000)	$(8,378,000)	$(7,512,000)	$(7,569,000)	$(1,317,000)	$(2,537,000)	$(2,190,000)
Net loss	$(10,014,000)	$(8,929,000)	$(7,513,000)	$(7,695,000)	$(7,741,000)	$(1,538,000)	$(2,787,000)	$(2,428,000)

Basic and diluted loss per ommon share (b)	$(0.15)	$(0.14)	$(0.13)	$(0.14)	$(0.16)	$(0.03)	$(0.06)	$(0.05)
________________
(a)	Gross profit (loss) represents contract manufacturing revenue less cost of contract manufacturing.
(b)
Basic and diluted loss per common share for fiscal quarter ended July 31, 2009, has been adjusted to reflect a 1-for-5 reverse stock split, which was effective at the close of business on October 16, 2009.

PEREGRINE PHARMACEUTICALS, INC.	SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2011

	Balance at		Charged to		Balance
	Beginning	Charged	deferred		at end
Description	of period	to expense	revenue	Deductions	of period
Valuation reserve for trade and other receivables, and unbilled amounts
Year ended April 30, 2009	$-	$-	$51,000	$-	$51,000
Year ended April 30, 2010	$51,000	$20,000	$202,000	$(51,000)	$222,000
Year ended April 30, 2011	$222,000	$-	$293,000	$-	$515,000