Form 10-Q
period 2011-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2011-09-09
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Yes ☐   No ☒

As of September 8, 2011, there were 79,536,268 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2011	APRIL 30, 2011
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,540,000	$23,075,000
Trade and other receivables, net	1,087,000	1,389,000
Government contract receivables	-	93,000
Inventories, net	4,481,000	5,284,000
Prepaid expenses and other current assets, net	853,000	974,000
Total current assets	22,961,000	30,815,000
Property, net	2,441,000	2,209,000
Other assets	1,613,000	1,742,000
TOTAL ASSETS	$27,015,000	$34,766,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,959,000	$4,046,000
Accrued clinical trial and related fees	2,786,000	2,292,000
Accrued payroll and related costs	1,532,000	1,455,000
Notes payable, current portion and net of discount	829,000	1,321,000
Deferred revenue	4,145,000	5,617,000
Customer deposits	289,000	1,759,000
Other current liabilities	1,253,000	1,189,000
Total current liabilities	13,793,000	17,679,000
Deferred revenue	554,000	632,000
Other long-term liabilities	871,000	1,037,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 71,749,718 and 69,837,142, respectively	72,000	70,000
Additional paid-in capital	315,822,000	311,353,000
Accumulated deficit	(304,097,000)	(296,005,000)
Total stockholders’ equity	11,797,000	15,418,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,015,000	$34,766,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	July 31, 2011	July 31, 2010
	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$5,439,000	$983,000
Government contract revenue	-	2,111,000
License revenue	216,000	115,000
Total revenues	5,655,000	3,209,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,017,000	1,156,000
Research and development	7,760,000	7,067,000
Selling, general and administrative	2,929,000	2,498,000
Total costs and expenses	13,706,000	10,721,000

LOSS FROM OPERATIONS	(8,051,000)	(7,512,000)

OTHER INCOME (EXPENSE):
Interest and other income	13,000	18,000
Interest and other expense	(54,000)	(201,000)
NET LOSS	$(8,092,000)	$(7,695,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	70,656,568	54,357,574

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.11)	$(0.14)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JULY 31,
	2011	2010
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,092,000)	$(7,695,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	884,000	643,000
Depreciation and amortization	203,000	138,000
Amortization of discount on notes payable and debt issuance costs	21,000	108,000
Amortization of expenses paid in shares of common stock	-	239,000
Changes in operating assets and liabilities:
Trade and other receivables, net	302,000	189,000
Government contract receivables	93,000	(223,000)
Inventories, net	803,000	(1,569,000)
Prepaid expenses and other current assets, net	108,000	62,000
Other non-current assets	98,000	129,000
Accounts payable	(1,159,000)	(534,000)
Accrued clinical trial and related fees	494,000	(49,000)
Accrued payroll and related expenses	77,000	150,000
Deferred revenue	(1,550,000)	1,438,000
Deferred government contract revenue	-	(31,000)
Customer deposits	(1,470,000)	(427,000)
Other current liabilities	83,000	106,000
Other long-term liabilities	(166,000)	255,000
Net cash used in operating activities	(9,271,000)	(7,071,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(363,000)	(514,000)
Decrease in other assets	31,000	30,000
Net cash used in investing activities	(332,000)	(484,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $126,000 and $162,000, respectively	3,587,000	6,482,000
Principal payments on notes payable and capital leases	(519,000)	(625,000)
Net cash provided by financing activities	3,068,000	5,857,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,535,000)	(1,698,000)

CASH AND CASH EQUIVALENTS, beginning of period	23,075,000	19,681,000

CASH AND CASH EQUIVALENTS, end of period	$16,540,000	$17,983,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under capital lease	$-	$180,000
Accounts payable for purchase of property	$72,000	$6,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited)

1.	ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a clinical-stage biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  The Company is advancing two Phase II oncology programs with our lead product candidates, bavituximab and Cotara, as well as our Phase II hepatitis C virus (“HCV”) program for bavituximab.  Peregrine also has in-house manufacturing capabilities through its wholly owned subsidiary Avid Bioservices, Inc. (“Avid”), a Contract Manufacturing Organization (“CMO”) that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and its third party customers.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements.  These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.  The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments.  Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

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

Reclassification

Certain comparative amounts in the interim unaudited condensed consolidated financial statements for the quarter ended July 31, 2010 have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported operating expenses or net loss. The condensed consolidated balance sheet at April 30, 2011 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. GAAP for complete financial statements.

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

At July 31, 2011, we had $16,540,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the three months ended July 31, 2011, we raised $3,713,000 in gross proceeds.  Subsequent to July 31, 2011 and through September 8, 2011,  we raised an additional $2,214,000 in gross proceeds under an At Market Issuance Agreement (Note 8).  In addition, on September 2, 2011, we entered into subscription agreements with three institutional investors to raise an additional $6,940,000 in gross proceeds under a registered direct offering (Note 14), which transaction closed on September 8, 2011.  As of September 8, 2011, additional shares of our common stock for aggregate gross proceeds of up to $58,845,000 remained available under two effective shelf registration statements.

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

We may also raise additional capital through licensing or partnering our products in development or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in generating additional revenue from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other  potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the third quarter ending January 31, 2012 of our current fiscal year.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the third quarter of our current fiscal year unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of Recent Accounting Pronouncements

On May 1, 2011, we elected to adopt on a prospective basis Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition (“Milestone Method”).  Under the Milestone Method contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under our various licensing agreements.  A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity.  A milestone is considered substantive when it meets all of the following criteria:   (i) the consideration earned from the achievement of the milestone is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the other deliverables and payments within the arrangement.  Our license agreements with Affitech A/S provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory approval for drug candidates.  As of May 1, 2011, potential future payments to us upon the achievement of all development milestones totaled approximately $16.5 million under our agreements with Affitech A/S.  Given the challenges inherent in developing and obtaining approval for pharmaceutical products, there was substantial uncertainty whether any such milestones would be achieved at the time these licensing agreements were entered into.  In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive.  As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue these future potential milestone payments as each milestone is achieved.  The election to adopt the Milestone Method did not impact the accompanying interim unaudited condensed consolidated financial statements.  However, this policy election may result in revenue recognition patterns for future milestones that are materially different from those recognized for milestones received prior to adoption.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

Milestone payments received prior to May 1, 2011 from arrangements where we have continuing performance obligations have been deferred and are recognized as revenue on a straight-line basis over the performance obligation period.  We will continue to recognize milestones payments received prior to May 1, 2011 in this manner.  As of July 31, 2011, we have deferred revenue of $493,000 from milestone payments received prior to May 1, 2011 that will be recognized on a straight-line basis through July 2013.

On May 1, 2011, we elected to adopt on a prospective basis FASB’s ASU No. 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements.  ASU No. 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  ASU No. 2009-13 eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to Accounting Standards Code 605-25.  This guidance became effective for revenue arrangements entered into or materially modified as of May 1, 2011.  The adoption of ASU No. 2009-13 did not have a material impact on the accompanying interim unaudited condensed consolidated financial statements.

Pending Adoption of Accounting Pronouncements

          In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in ASU No. 2011-05 are effective for fiscal years, and interim period within those years, beginning after December 15, 2011.  We do not expect the adoption of ASU No. 2011-05 to have a material impact on our consolidated financial statements.

Revenue Recognition

We currently derive revenue from two sources:  (i) contract manufacturing services provided by Avid, and (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services provided by Avid is recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.  There was no revenue recognized under a “bill-and-hold” arrangement during the quarter ended July 31, 2011.

In addition, we also follow the authoritative guidance when reporting revenue as gross when we act as a principal versus reporting revenue as net when we act as an agent.  For transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and perform a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.  We also record a provision for estimated contract losses, if any, in the period in which they are determined.

License Revenue

Revenue associated with licensing agreements primarily consists of non-refundable upfront license fees, non-refundable annual license fees and milestone payments.  Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology.  If a licensing agreement has multiple elements, we analyze each element of our licensing agreements and consider a variety of factors in determining the appropriate method of revenue recognition of each element.

Multiple Element Arrangements.  Prior to the adoption of ASU No. 2009-13 on May 1, 2011, if a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with the authoritative guidance.  Under multiple element arrangements, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element.  If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, the arrangement would then be accounted for as a single unit of accounting, and revenue is recognized over the estimated period of when the performance obligation(s) are performed.

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

For new licensing agreements or material modifications of existing licensing agreements entered into after May 1, 2011, we follow the provisions of ASU No. 2009-13.  If a licensing agreement includes multiple elements, we identify which deliverables represent separate units of accounting, and then determine how the arrangement consideration should be allocated among the separate units of accounting, which may require the use of significant judgment.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

If a licensing agreement includes multiple elements, a delivered item is considered a separate unit of accounting if both of the following criteria are met:

1.	The delivered item has value to the licensing partner on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement;

2.	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.

Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”), of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.  The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable.  The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.  Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.

Milestone Payments.  Prior to the adoption of ASU No. 2010-17 on May 1, 2011, milestone payments were recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event was substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, (ii) the fees were non-refundable, and (iii) there was no continuing performance obligations associated with the milestone payment.  Any milestone payments received prior to satisfying these revenue recognition criteria were recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

Effective May 1, 2011, we adopted on a prospective basis the Milestone Method under ASU No. 2010-17 for new licensing agreements or material modifications of existing licensing agreements entered into after May 1, 2011.  Under the Milestone Method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety.  A milestone is considered substantive when it meets all of the following criteria:

1.
The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone;

2.	The consideration relates solely to past performance; and

3.	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.

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
•
Level 2 – Observable inputs other than quoted prices included in Level 1, such as assets or liabilities whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and which are significant to the overall fair value measurement.

As of July 31, 2011, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

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

Accrued Clinical Trial and Related Fees

We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CRO”), hospitals, consultants, and other clinical trial related vendors.  We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided.  However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.  There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated statements of operations for the three months ended July 31, 2011 and 2010.

Share-Based Compensation

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

Total share-based compensation expense for the three-month periods ended July 31, 2011 and 2010 are included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended July 31,
	2011	2010
Cost of contract manufacturing	$3,000	$-
Research and development	319,000	254,000
Selling, general and administrative	562,000	389,000
Total share-based compensation expense	$884,000	$643,000

Share-based compensation from:
Stock options	$853,000	$634,000
Restricted stock awards	-	9,000
Employee stock purchase plan	31,000	-
	$884,000	$643,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

As of July 31, 2011, the total estimated unrecognized compensation cost related to non-vested stock options was $3,692,000.  This cost is expected to be recognized over a weighted average vesting period of 1.89 years based on current assumptions.

Comprehensive Loss

Comprehensive loss is equal to net loss for all periods presented.

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, unvested stock awards and warrants in accordance with the authoritative guidance.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, unvested stock awards and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three months ended July 31, 2011 and 2010.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, stock awards and warrants to purchase up to 114,493 and 275,069 shares of common stock for the three months ended July 31, 2011 and 2010, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options, stock awards and warrants to purchase up to 5,263,538 and 4,345,641 shares of common stock for the three months ended July 31, 2011 and 2010, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Subsequent to July 31, 2011 and through September 8, 2011, we issued an aggregate of 7,786,550 shares of common stock (Notes 8 and 14), which are not included in the calculation of basic and dilutive net loss per common share for the three-month period ended July 31, 2011.

4.	ACCOUNTS RECEIVABLE

Accounts receivable is recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary.  Trade and other receivables primarily include amounts billed for contract manufacturing services provided by Avid (“trade” receivables).  Government contract receivables include amounts billed under a former contract with the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011.

These receivables are evaluated to determine if any allowance for doubtful accounts should be established at each reporting date.   Based on our analysis of our receivables as of July 31, 2011 and April 30, 2011, we determined an allowance for doubtful accounts of $20,000 and $20,000, respectively, was necessary with respect to trade and other receivables.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

5.	PROPERTY

Property, net consists of the following at July 31, 2011 and April 30, 2011:

	July 31, 2011	April 30, 2011
Leasehold improvements	$1,068,000	$932,000
Laboratory equipment	4,441,000	4,391,000
Furniture, fixtures, office equipment and software	2,062,000	1,814,000
	7,571,000	7,137,000
Less accumulated depreciation and amortization	(5,130,000)	(4,928,000)
Property, net	$2,441,000	$2,209,000

Depreciation and amortization expense for three months ended July 31, 2011 and 2010 was $203,000 and $138,000, respectively.

6.	INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly owned subsidiary, Avid.

Inventories consist of the following at July 31, 2011 and April 30, 2011:

	July 31, 2011	April 30, 2011
Raw materials, net	$1,197,000	$1,512,000
Work-in-process	3,284,000	3,772,000
Total inventories, net	$4,481,000	$5,284,000

7.	NOTE PAYABLE

On December 9, 2008, we entered into a loan and security agreement whereby we borrowed $5,000,000 (“Loan Agreement”) from MidCap Financial LLC and BlueCrest Capital Finance, L.P (collectively, the “Lenders”).

As of July 31, 2011, the outstanding principal balance under the Loan Agreement was $833,000, bears interest at the thirty (30) day LIBOR rate (set at a floor of 3%) plus 9% (12% from inception to July 31, 2011), and is paid in thirty (30) equal monthly principal payments through December 2011.  The Loan Agreement, which is secured by generally all assets of the Company, contains customary covenants that, among other things, generally restrict our ability to incur additional indebtedness.  In addition, the Loan Agreement contains a covenant (as amended on March 9, 2011) whereby we are required to maintain a minimum cash and cash equivalents balance equal to at least 80% of the outstanding loan balance (or $667,000 as of July 31, 2011).  Moreover, the Loan Agreement includes a Material Adverse Change clause whereby if there is a material impairment in the priority of Lenders’ lien in the collateral or in the value of such collateral, or if we encounter a material adverse change in our business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan, then an event of default can be invoked by the Lenders.  As of the filing date of this Quarterly Report, we are in compliance with all Loan Agreement covenants.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

On December 29, 2010, we entered into an At Market Issuance Sales Agreement (the “December 2010 AMI Agreement”), with McNicoll, Lewis & Vlak LLC (“MLV”), under which we may sell common shares from time to time through MLV, as our agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-171252) filed with the SEC on December 29, 2010, which amount as of July 31, 2011 was $57,999,000.  MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker.

During the quarter ended July 31, 2011, we sold 1,912,576 shares of common stock at market prices for aggregate gross proceeds of $3,713,000 under the December 2010 AMI Agreement before deducting commissions and other issuance costs of $126,000.

As of July 31, 2011, aggregate gross proceeds of up to $67,999,000 remained available under two effective shelf registration statements.

Subsequent to July 31, 2011 and through September 8, 2011,  we sold an additional 1,534,298 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $2,214,000.  In addition on September 2, 2011, we entered into subscription agreements with three institutional investors in connection with a registered direct offering, pursuant to which we agreed to sell an aggregate of 6,252,252 shares of our common stock at a purchase price of $1.11 per share for aggregate gross proceeds of $6,940,000.  The transaction closed on September 8, 2011.  As of September 8, 2011, aggregate gross proceeds of $58,845,000 remained available under our two effective shelf registration statements.

 As of July 31, 2011, we reserved 13,935,734 additional shares of our common stock which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statements, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	8,820,611
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,895,156
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	13,935,734

9.	EQUITY COMPENSATION PLANS

Stock Incentive Plans

As of July 31, 2011, we had an aggregate of  8,820,611 shares of common stock reserved for issuance under all Stock Incentive Plans, of which, 6,006,051 shares were subject to outstanding options and 2,814,560 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the three months ended July 31, 2011:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2011	4,869,599	$4.16
Granted	1,440,985	$2.34
Exercised	-	$-
Canceled or expired	(304,533)	$5.01
Outstanding, July 31, 2011	6,006,051	$3.68

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

The following summarizes our restricted stock award transaction activity for the three months ended July 31, 2011:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested, May 1, 2011	68,250	$2.98
Granted	-	$-
Vested	-	$-
Canceled or expired	(68,250)	$2.98
Unvested, July 31, 2011	-	$-

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “2010 ESPP”), of which 4,895,156 shares of common stock remain available for purchase as of July 31, 2011.  Under the 2010 ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period.  The 2010 ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1.  No shares were purchased under the 2010 ESPP during the three months ended July 31, 2011.

10.	WARRANTS

As of July 31, 2011, we had warrants outstanding to purchase up to 219,967 shares of our common stock at an exercise price of $1.48 per share with an expiration date of December 19, 2013.  The aforementioned warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008, as further discussed in Note 7.  There were no warrants granted during the three months ended July 31, 2011.

11.	SEGMENT REPORTING

Our business is organized into two reportable operating segments and both operate in the U.S.  Peregrine is engaged in the research and development of monoclonal antibodies for the treatment of cancer and viral infections.  Avid is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

The accounting policies of the operating segments are the same as those described in Note 3.  We evaluate the performance of our contract manufacturing services segment based on gross profit or loss from third-party customers.  However, our products in the research and development segment are not evaluated based on gross profit or loss, but rather based on scientific progress of the technologies.  As such, gross profit or loss is only provided for our contract manufacturing services segment in the below table.  All revenues shown below are derived from transactions with third-party customers.

Segment information is summarized as follows:

	Three Months Ended July 31,
	2011	2010

Contract manufacturing services revenue	$5,439,000	$983,000
Cost of contract manufacturing services	3,017,000	1,156,000
Gross profit (loss)	2,422,000	(173,000)
Revenue from products in research and development	216,000	2,226,000
Research and development expense	(7,760,000)	(7,067,000)
Selling, general and administrative expense	(2,929,000)	(2,498,000)
Other income (expense), net	(41,000)	(183,000)
Net loss	$(8,092,000)	$(7,695,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended July 31,
	2011	2010
Customer revenue as a percentage of revenue:
United States (one customer)	39%	98%
Europe (one customer)	61%	0%
Other customers	0%	2%
Total	100%	100%

Revenue generated from our products in our research and development segment was from the following sources:

	Three Months Ended July 31,
	2011	2010
Government contract revenue1,2	$-	$2,111,000
License revenue (see Note 12)	216,000	115,000
	$216,000	$2,226,000
______________
(1)
Represents revenue earned under a government contract with the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011.

(2)
Includes revenue associated with services provided by our contract manufacturing segment under our former government contract with the TMT, of which, during the three months ended July 31, 2010 amounted to $207,000.

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures, office equipment, and software and are net of accumulated depreciation.

Long-lived assets by segment consist of the following:

	July 31, 2011	April 30, 2011
Long-lived assets, net:
Contract manufacturing services	$1,631,000	$1,511,000
Products in research and development	810,000	698,000
Total long-lived assets, net	$2,441,000	$2,209,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

12.	LICENSING AGREEMENTS

During July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech A/S (“Affitech”) whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84.  In consideration for the rights granted under our anti-VEGF antibody technology platform, we received non-refundable up-front license fees of $250,000.  In addition, we received aggregate milestone payments of $1,000,000 associated with the delivery of two preclinical development packages as defined in the Affitech Agreements.  We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for initial product approval plus a royalty on net sales, as defined in the Affitech Agreements.  However, given the challenges inherent in developing and obtaining approval for pharmaceutical products, there was substantial uncertainty whether any such future development milestones included in the aggregate total of $16,500,000 would be achieved at the time these licensing agreements were entered into.  In addition, we evaluated whether these future development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue the future potential milestone payments as each milestone is achieved.  In addition, in the event Affitech enters into a sublicense agreement for the anti-VEGF technology platform before the treatment of the first patient in a Phase I study, we shall receive forty-five percent (45%) of all payments received under any such sublicenses after Affitech deducts fifty percent (50%) of its incurred development costs under the program.  Under the Affitech Agreements, we also granted Affitech a research license in the ocular field with an option to grant sub-licenses in the ocular field.  If Affitech exercises this option to grant sub-licenses in the ocular field, we would receive pre-defined up-front fees, milestone payments, and a royalty on net sales.  In accordance with the authoritative guidance for revenue recognition, the license includes multiple elements that are not separable and, accordingly, are being accounted for as a single unit of accounting.  In addition, we determined that our obligations would be up to a four year period and therefore, we are recognizing the non-refundable up-front license fees of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the Affitech Agreements, on a straight-line basis over a four year period.  However, we will continue to reassess the length of our obligation period, and accordingly, our estimated obligation period may change based on future events.  During the three months ended July 31, 2011 and 2010, we recognized revenue of $116,000 and $115,000, respectively, under the Affitech Agreements, which amounts are included in license revenue in the accompanying interim unaudited condensed consolidated financial statements.  Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

During September 2010, we entered into a binding term sheet with Affitech to amend certain terms of the Affitech Agreements.  Under the binding term sheet, Peregrine and Affitech have agreed to amend certain terms of their worldwide license agreements for Brazil, Russia and other countries of the Commonwealth of Independent States (CIS) to expedite the development of AT001/r84 for these territories.  Under the amended terms, Peregrine agreed to forego its aforementioned sublicense fee equal to forty-five percent (45%) of the payments received (after Affitech deducts fifty percent (50%) of its incurred development costs under the program) for the countries of Brazil, Russia, and the CIS, provided Affitech has reinvested such payments toward the further development of AT001/r84.  As of July 31, 2011, no amounts were due from Affitech under the September 2010 binding term sheet as the development costs Affitech has incurred as of July 31, 2011 (unaudited) has exceeded the proceeds Affitech has received as of July 31, 2011 under its sublicense agreement for the territory of Russia, which resulted in no impact to the accompanying interim unaudited condensed consolidated financial statements.  In the event Affitech enters into a licensing deal for AT001/r84 in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us the aforementioned sublicense fees we agreed to forego that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories.  The remaining terms of the Affitech Agreements remain unchanged, including milestone and royalty payments.  To date, we have not received any payments under this September 2010 binding term sheet.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2011 (unaudited) (continued)

During May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our Tumor Necrosis Therapy (“TNT”) technologies in certain Asia-Pacific Economic Cooperation (APEC) countries.  Under the terms of the Agreements, we licensed certain non-exclusive and exclusive rights and assigned certain exclusive development and commercialization rights under our TNT program in certain APEC countries.  We have retained exclusive rights to our TNT program in the U.S., European Union countries, and other select countries internationally.  Under the terms of the Agreements, we will receive aggregate fees in the amount of $500,000 to be paid over a period of two years and annual maintenance fees ranging from $100,000 to $250,000, as defined in the Agreements beginning May 2011 through 15 years following the date of the first commercial sale.  In addition, we could also receive low double digit royalties on net sales, as defined in the Agreements.  In accordance with the terms of the Agreements, we are obligated to deliver certain purchased patents, know-how and materials (the “Purchased Assets”), and we are obligated to supply certain quantities of research materials as defined in the Agreements.  In addition, we have also agreed to provide certain manufacturing services, provided such manufacturing services are requested by the unrelated entity within a certain period of time and for certain agreed upon fees as defined in the Agreements.  We have determined that, pursuant to the authoritative guidance for revenue recognition for multiple element arrangements, there was objective and reliable evidence of fair value of the undelivered elements (manufacturing commitment services) in the arrangement, but no such evidence of fair value for any other element in the arrangement.  Therefore, we utilize the residual method to allocate the consideration received under the arrangement.  Under the residual method, the amount of consideration allocated to all other elements in the arrangement (delivered and undelivered) equals the total arrangement consideration less the aggregate fair value of the undelivered elements with stand-alone fair value (manufacturing commitment services).  To date, we have allocated the total arrangement consideration to the undelivered elements with stand-alone fair value (manufacturing commitment services) since the fair value of these undelivered elements exceeded the total consideration received to date under the arrangement.  As such, we will recognize revenue associated with the Purchased Assets and manufacturing commitment services we agreed to under the Agreements upon delivery of these manufacturing services based on the relative fair value of the services.  To date, we have not recognized any revenue associated with the Purchased Assets and manufacturing commitment services we agreed to under these Agreements.  However, during the current quarter, we received a non-refundable annual maintenance fee of $100,000 in accordance with the terms of the Agreements, which amount is included in license revenue in the accompanying interim unaudited condensed consolidated financial statements for the three months ended July 31, 2011.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

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

On September 2, 2011, we entered into a placement agency agreement with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to arrange for the sale of up to 6,252,252 shares of our common stock in a registered direct public offering (the “Offering”).

In addition, on September 2, 2011, we entered into separate subscription agreements with three institutional investors in connection with the Offering, pursuant to which we agreed to sell an aggregate of 6,252,252 shares of our common stock at a purchase price of $1.11 per share for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $6,940,000.  The net proceeds received under the Offering, which closed on September 8, 2011, were approximately $6.5 million.

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

With respect to our bavituximab oncology program, we are currently conducting three randomized Phase II trials for bavituximab in combination with standard chemotherapy for front and second-line non-small cell lung cancer (“NSCLC”) and previously untreated pancreatic cancer.  We initiated these trials based on encouraging early tumor response and progression-free survival (PFS) data from three Phase II single-arm signal-seeking trials evaluating bavituximab in combination with chemotherapy for front-line NSCLC and advanced breast cancer.  We continued to monitor patient survival, and reached median overall survival (OS) in two of these trials, showing consistent, encouraging data.

In addition to our company-sponsored trials for bavituximab, we have also initiated four investigator-sponsored trials (“IST”) as a means to evaluate new drug combinations and additional oncology indications.  Current IST’s include; (i) a Phase I/II trial evaluating bavituximab combined with sorafenib in patients with advanced hepatocellular carcinoma (HCC), or liver cancer, (ii) a Phase I/II trial evaluating bavituximab combined with cabazitaxel in patients with second-line castration resistant prostate cancer (CRPC), (iii) a Phase Ib trial evaluating bavituximab combined with pemetrexed and carboplatin in patients with front-line NSCLC, and (iv) a Phase I trial evaluating bavituximab combined with paclitaxel in patients with HER2-negative metastatic breast cancer.

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

In addition to our clinical research and development efforts, we operate a wholly owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”).  Avid is a Contract Manufacturing Organization that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and Avid’s third-party clients.  In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture all clinical products to support our clinical trials while also preparing for potential commercial launch.

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

At July 31, 2011, we had $16,540,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the three months ended July 31, 2011, we raised $3,713,000 in gross proceeds.  Subsequent to July 31, 2011 and through September 8, 2011,  we raised an additional $2,214,000 in gross proceeds under an At Market Issuance Agreement.  In addition, on September 2, 2011, we entered into subscription agreements with three institutional investors to raise an additional $6,940,000 in gross proceeds under a registered direct offering, which transaction closed on September 8, 2011.  As of September 8, 2011, additional shares of our common stock for aggregate gross proceeds of up to $58,845,000 remained available under two effective shelf registration statements.

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

We may also raise additional capital through licensing or partnering our products in development or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in generating additional revenue from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other  potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the third quarter ending January 31, 2012 of our current fiscal year.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the third quarter of our current fiscal year unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

 Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2011 and 2010.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended July 31,
	2011	2010	$ Change
REVENUES:
Contract manufacturing revenue	$5,439,000	$983,000	$4,456,000
Government contract revenue	-	2,111,000	(2,111,000)
License revenue	216,000	115,000	101,000
Total revenues	5,655,000	3,209,000	2,446,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,017,000	1,156,000	1,861,000
Research and development	7,760,000	7,067,000	693,000
Selling, general & administrative	2,929,000	2,498,000	431,000
Total costs and expenses	13,706,000	10,721,000	2,985,000

LOSS FROM OPERATIONS	(8,051,000)	(7,512,000)	(539,000)

OTHER INCOME (EXPENSE):
Interest and other income	13,000	18,000	(5,000)
Interest and other expense	(54,000)	(201,000)	147,000
NET LOSS	$(8,092,000)	$(7,695,000)	$(397,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue

The increase in contract manufacturing revenue of $4,456,000 (or 453%) during the three months ended July 31, 2011, compared to the same period in the prior year was primarily due to an increase in the number of manufacturing runs released and shipped in the current year period.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

Government Contract Revenue

The current period decrease in government contract revenue was directly related  to the expiration of the government contract on April 15, 2011.  The government contract was originally awarded to us on June 30, 2008, through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense's Defense Threat Reduction Agency.

Due to the expiration of this contract on April 15, 2011, government contract revenue recognized during the remainder of the current fiscal year is expected to be insignificant, if any, unless we secure additional government contracts.

License Revenue

The increase in license revenue of $101,000 during the three months ended July 31, 2011 compared to the same period in the prior year was directly related to license revenue recognized in accordance with the terms of an assignment agreement associated with our Tumor Necrosis Therapy technologies.

Although we expect to continue to recognize license revenue under our existing license agreements with unrelated entities during the remainder of fiscal year 2012, we do not expect license revenue to be significant based on current agreements.

Cost of Contract Manufacturing

The increase in cost of contract manufacturing of $1,861,000 (or 161%) during the three months ended July 31, 2011 compared to the same period in the prior year was primarily related to the current year three-month period increase in contract manufacturing revenue, which was partially offset with the prior year quarter write-off of certain unusable work-in-process inventory.  We expect to continue to incur contract manufacturing costs during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses

The increase in research and development (“R&D”) expenses of $693,000 (or 10%) during the three months ended July 31, 2011 compared to the same period in the prior year was due to the following changes associated with each of our following platform technologies under development:

Technology Platform	R&D Expenses- Quarter Ended July 31, 2011	R&D Expenses- Quarter Ended July 31, 2010	$ Change
Phosphatidylserine (“PS”) - Targeting (bavituximab)	$6,779,000	$6,281,000	$498,000
TNT (Cotara)	976,000	746,000	230,000
Other	5,000	40,000	(35,000)
Total R&D Expenses	$7,760,000	$7,067,000	$693,000

o
PS-Targeting Technology Platform (bavituximab) – The increase in PS-targeting program expenses of $498,000 during the quarter ended July 31, 2011 compared to the same prior year period was primarily due to increases in clinical trial and related expenses and associated payroll and related expenses to support the advancement of our later-stage clinical program for bavituximab.  During the current period, we continued to enroll patients in three separate randomized multi-center Phase II clinical trials using bavituximab in combination with chemotherapy for the treatment of patients with i) front-line non-small cell lung cancer (“NSCLC”), ii) second-line NSCLC, and iii) pancreatic cancer.  We also continued to enroll patients in a randomized Phase II clinical trial using bavituximab for the treatment of patients with previously untreated genotype-1 hepatitis C virus (HCV) infection.  These increases in PS-targeting program expenses were offset with a decrease in R&D expenses directly related to our government contract with the TMT, which expired on April 15, 2011.

o
Tumor Necrosis Therapy (“TNT”)Technology Platform (Cotara) – TNT program expenses for the quarter ended July 31, 2011 increased $230,000 primarily related to manufacturing costs as we prepare Cotara for potential later-stage clinical trials for the treatment of recurrent glioblastoma multiforme (or brain cancer).

o
Other R&D programs – The decrease in our other R&D program expenses of $35,000 during the quarter ended July 31, 2011 compared to the same period in the prior year was directly related to our efforts to curtail spending on earlier-stage technologies in order to focus our efforts and resources on our current later-stage clinical programs.

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

•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	The uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the third quarter ending January 31, 2012 of our current fiscal year.

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

The increase in selling, general and administrative (“SG&A”) expenses of $431,000 (or 17%) during the three months ended July 31, 2011 compared to the same period in the prior year was primarily due to increases in payroll and related expenses and share-based compensation expense (non-cash).  The increase in payroll and related expenses of $247,000 was primarily the result of increased employee headcount, compensation, and other employee-related expenses to support our later-stage clinical development activities.  The increase in share-based compensation expense of $173,000 was primarily related to the amortization of the fair value of options granted to employees and board members under a broad based option grant during May 2011.

Interest and Other Expense

The decrease in interest and other expense of $147,000 during the three months ended July 31, 2011 compared to the same period in the prior year was primarily due to a lower outstanding principal balance associated with the $5,000,000 term loan we secured in December 2008.

Critical Accounting Policies

The preparation and presentation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to establish policies and to make estimates and assumptions that affect the amounts reported in our interim unaudited condensed consolidated financial statements. In our judgment, our critical accounting policies, estimates and assumptions have the greatest potential impact on our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances.  Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the following critical accounting policy below updates, and should be considered in addition to, the critical accounting policies previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2011.

Revenue Recognition

We currently derive revenue from two sources:  (i) contract manufacturing services provided by Avid, and (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development.

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

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services provided by Avid is recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.  There was no revenue recognized under a “bill-and-hold” arrangement during the quarter ended July 31, 2011.

In addition, we also follow the authoritative guidance when reporting revenue as gross when we act as a principal versus reporting revenue as net when we act as an agent.  For transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and perform a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services.

 Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.  We also record a provision for estimated contract losses, if any, in the period in which they are determined.

License Revenue

Revenue associated with licensing agreements primarily consists of non-refundable upfront license fees, non-refundable annual license fees and milestone payments.  Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology.  If a licensing agreement has multiple elements, we analyze each element of our licensing agreements and considers a variety of factors in determining the appropriate method of revenue recognition of each element.

Multiple Element Arrangements.  Prior to the adoption of ASU No. 2009-13 on May 1, 2011, if a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with the authoritative guidance.  Under multiple element arrangements, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element.  If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, the arrangement would then be accounted for as a single unit of accounting, and revenue is recognized over the estimated period of when the performance obligation(s) are performed.

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

For new licensing agreements or material modifications of existing licensing agreements entered into after May 1, 2011, we follow the provisions of ASU No. 2009-13.  If a licensing agreement includes multiple elements, we identify which deliverables represent separate units of accounting, and then determines how the arrangement consideration should be allocated among the separate units of accounting, which may require the use of significant judgment.

If a licensing agreement includes multiple elements, a delivered item is considered a separate unit of accounting if both of the following criteria are met:

1.	The delivered item has value to the licensing partner on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement;

2.	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.

Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”), of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.  The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable.  The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.  Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.

Milestone Payments.  Prior to the adoption of ASU No. 2010-17 on May 1, 2011, milestone payments were recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event was substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, (ii) the fees were non-refundable, and (iii) there was no continuing performance obligations associated with the milestone payment.  Any milestone payments received prior to satisfying these revenue recognition criteria were recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

Effective May 1, 2011, we adopted on a prospective basis the Milestone Method under ASU No. 2010-17 for new licensing agreements or material modifications of existing licensing agreements entered into after May 1, 2011.  Under the Milestone Method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety.  A milestone is considered substantive when it meets all of the following criteria:

1.
The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone;

2.	The consideration relates solely to past performance; and

3.	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.

Liquidity and Capital Resources

At July 31, 2011, we had $16,540,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the three months ended July 31, 2011, we raised $3,713,000 in gross proceeds.  Subsequent to July 31, 2011 and through September 8, 2011, we raised an additional $2,214,000 in gross proceeds under an At Market Issuance Agreement.  In addition, on September 2, 2011, we entered into subscription agreements with three institutional investors to raise an additional $6,940,000 in gross proceeds under a registered direct offering, which transaction closed on September 8, 2011.  As of September 8, 2011, additional shares of our common stock for aggregate gross proceeds of up to $58,845,000 remained available under two effective shelf registration statements.

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

We may also raise additional capital through licensing or partnering our products in development or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in generating additional revenue from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other  potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the third quarter ending January 31, 2012 of our current fiscal year.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the third quarter of our current fiscal year unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2011 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the three months ended July 31, 2011, cash used in operating activities increased $2,200,000 to $9,271,000 compared to $7,071,000 for the three months ended July 31, 2010.  This increase in net cash used in operating activities was primarily due to an increase of $417,000 in net loss reported during the current three-month period after taking into consideration non-cash operating expenses offset by a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $1,783,000.  The net change in operating assets and liabilities was primarily due to a reduction of liabilities associated with accounts payable, deferred revenue, and customer deposits.  The increase in our current three-month period net loss was primarily due to current period increase in research and development and general and administrative expenses, offset by a current quarter increase in revenue net of cost of sales.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	THREE MONTHS ENDED
	July 31, 2011	July 31, 2010
Net loss, as reported	$(8,092,000)	$(7,695,000)
Less non-cash expenses and adjustments to net loss:
Share-based compensation	884,000	643,000
Depreciation and amortization	203,000	138,000
Amortization of discount on notes payable and debt issuance costs	21,000	108,000
Amortization of expenses paid in shares of common stock	-	239,000
Net cash used in operating activities before changes in operating assets and liabilities	$(6,984,000)	$(6,567,000)
Net change in operating assets and liabilities	$(2,287,000)	$(504,000)
Net cash used in operating activities	$(9,271,000)	$(7,071,000)

Cash Used In Investing Activities.  Net cash used in investing activities decreased $152,000 to $332,000 for the three months ended July 31, 2011 compared to net cash used of $484,000 for the three months ended July 31, 2010.  This decrease was due to a decrease in cash outflows associated with property acquisitions of $151,000 during the current quarter.

Cash Provided By Financing Activities. Net cash provided by financing activities decreased $2,789,000 to $3,068,000 for the quarter ended July 31, 2011 compared to net cash provided of $5,857,000 for the quarter ended July 31, 2010.  During the quarter ended July 31, 2011, we received net proceeds of $3,587,000 under an At Market Issuance Sales Agreement, whereby we sold 1,912,576 shares of our common stock.  These current year net proceeds were offset with aggregate principal payments on notes payable and capital leases of $519,000.

During the quarter ended July 31, 2010, we received net proceeds of $6,482,000 under two separate At Market Issuance Sales Agreements, whereby we sold 2,541,007 shares of our common stock.  These prior year proceeds were offset with aggregate principal payments on notes payable and capital leases of $625,000.

Commitments

At July 31, 2011, we had no material capital commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our outstanding notes payable, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at July 31, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

At July 31, 2011, we had an outstanding notes payable balance of $833,000 under a loan and security agreement, which bear interest at a monthly variable rate equal to the then current thirty (30) day LIBOR rate (set at a floor of 3%) plus 9%, which may expose us to market risk due to changes in interest rates.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 3% under our loan and security agreement and based on historical movements in LIBOR rates, we believe a near-term change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2011, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2011.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

ITEM 1A.	RISK FACTORS.

The following risk factors below update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report for the fiscal year ended April 30, 2011.

If We Cannot Obtain Additional Funding, Our Product Development And Commercialization Efforts May Be Reduced Or Discontinued And We May Not Be Able To Continue Operations.

At July 31, 2011, we had $16,540,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the three months ended July 31, 2011, we raised $3,713,000 in gross proceeds.  Subsequent to July 31, 2011 and through September 8, 2011, we raised an additional $2,214,000 in gross proceeds under an At Market Issuance Agreement.  In addition, on September 2, 2011, we entered into subscription agreements with three institutional investors to raise an additional $6,940,000 in gross proceeds under a registered direct offering, which transaction closed on September 8, 2011.  As of September 8, 2011, additional shares of our common stock for aggregate gross proceeds of up to $58,845,000 remained available under two effective shelf registration statements.

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

We may also raise additional capital through licensing or partnering our products in development or increasing revenue from our wholly owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in generating additional revenue from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other  potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the third quarter ending January 31, 2012 of our current fiscal year.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the third quarter of our current fiscal year unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

Pursuant to a Loan and Security Agreement dated December 9, 2008 (the “Loan Agreement”), MidCap Financial LLC and BlueCrest Capital Finance, L.P. (the “Lenders”) provided us a three-year, $5,000,000 working capital loan, which funded on December 19, 2008.  At July 31, 2011, we had an outstanding principal balance of $833,000 under the Loan Agreement.  As collateral to secure our repayment obligations to the Lenders, we and our wholly-owned subsidiary, Avid Bioservices, Inc., have granted the Lenders a first priority security interest in generally all of our respective assets, including our intellectual property.

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

In addition, we must maintain a cash and cash equivalents balance of at least 80% of the outstanding loan balance (or $667,000 as of July 31, 2011).

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

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the three months ended July 31, 2011 and for each of the past three fiscal years:

Net Loss
Three months ended July 31, 2011 (unaudited)	$8,092,000
Fiscal Year 2011	$34,151,000
Fiscal Year 2010	$14,494,000
Fiscal Year 2009	$16,524,000

As of July 31, 2011, we had an accumulated deficit of $304,097,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of July 31, 2011, there were 71,749,718 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 13,935,734 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and for outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	8,820,611
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,895,156
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	13,935,734

In addition, the above table does not include shares of common stock that we have available to issue under our current effective shelf registration statements, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining aggregate gross proceeds of up to $67,999,000 as of July 31, 2011.

Of the total options and warrants outstanding as of July 31, 2011, 437,396 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at July 31, 2011.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the last twelve (12) fiscal quarters ended July 31, 2011:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Quarter Ended July 31, 2011	$2.48	$1.56	1,012	144
Quarter Ended April 30, 2011	$2.74	$2.05	929	152
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64
Quarter Ended July 31, 2009	$5.65	$1.85	7,345	39
Quarter Ended April 30, 2009	$2.60	$1.52	702	14
Quarter Ended January 31, 2009	$2.35	$1.10	260	19
Quarter Ended October 31, 2008	$2.00	$1.15	263	15

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential company-sponsored clinical trial and investigator-sponsored clinical trial results relating to products under development by us or our competitors;
•	significant changes in our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;

•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Our product candidates have not received regulatory approval and are generally in research, preclinical and various clinical stages of development.  If the results from any of the clinical trials are not positive, those results may adversely affect our ability to raise additional capital or obtain regulatory approval to conduct additional clinical trials, which will affect our ability to continue full-scale research and development for our antibody technologies.  In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials.  Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, competing studies of other investigational products, and the inclusion and exclusion eligibility criteria for the study.  In addition, because our Cotara product candidate represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in any future clinical study.

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

•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities imposed protocol requirements;

•	the inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
•	shortages of chemotherapy or other drugs c used in clinical trials in combination with bavituximab;
•	the need or desire to modify our manufacturing processes;
•	the inability to adequately observe patients after treatment;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues;
•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

Results from early stage clinical trials of bavituximab may not be indicative of successful outcomes in later stage trials.  Negative or limited results from any current or future clinical trial could delay or prevent further development of our product candidates which would adversely affect our business.

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

Because some of the trial sites for our Phase II cancer trials are in India and other foreign countries, any disruption to our international clinical trial sites could significantly delay our product development efforts.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC and pancreatic cancer.  Although we are not aware of any other products in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® (bevacizumab) by Roche/Genentech, Gleevec® (imatinib) by Novartis, Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche/Genentech, Erbitux® (Cetuximab) by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® (rituximab) and Herceptin® (trastuzumab) by Roche/Genentech, Vectibix® (panitumumab) by Amgen, afatinib by Boehringer Ingelheim,  Zalkori® (crizotinib) by Pfizer,  iniparib by Sanofi-Aventis, ARQ-197 by ArQule and Daiichi Sankyo, and Yervoy® (ipilimumab) by Bristol-Myers Squibb Company.  Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to Provenge® (sipuleucel-T) and other Active Cellular Immunotherapy candidates by Dendreon, Emepepimut-S by Biomira and EMD Serono, and Astuprotimut-r by GlaxoSmithKline.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we are evaluating bavituximab in combination with ribavirin as a potential replacement for the pegylated interferon alpha component for the current standard of care for HCV.  We are aware of no other products in clinical development targeting PS as a potential therapy for HCV.  There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), which are marketed by Merck, and Pegasys® (pegylated interferon-alpha-2a) and Copegus® (ribavirin USP), which are marketed by Roche, INCIVEKTM  (telaprevir) by Vertex, Victrelis® (boceprevir) by Merck, and Infergen® (interferon alfacon-1) marketed by Three Rivers Pharmaceuticals, LLC.  The cornerstone of HCV therapy remains pegylated interferon alpha with ribavirin and recently approved telaprevir or boceprevir are being added to this regimen.  Pegylated interferon alpha is generally associated with considerable toxicity, including flu-like symptoms, hematologic changes and central nervous system side effects including depression, and it is not uncommon for patients to discontinue therapy because they are unable to tolerate the side effects.

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

Since Cotara is a single-treatment approach that targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs in development for this disease.  Some products in development may compete with Cotara should they become approved for marketing.  These products include, but are not limited to:  131I-TM601, a radiolabeled chlorotoxin peptide being developed by TransMolecular, Inc., CDX-110, a peptide vaccine under development by Celldex, cilengitide, an integrin-targeting peptide being evaluated by Merck KGaA, cediranib, a VEGF receptor tyrosine kinase inhibitor being developed by AstraZeneca, and DCVax® a dendritic cell-based vaccine being developed by Northwest Biotherapeutics.  In addition, oncology products marketed for other indications such as Gleevec® (Novartis), Tarceva® (Genentech/OSI), Nexavar® (Bayer/Onyx), and afatinib by Boehringer Ingelheim are being tested in clinical trials for the treatment of brain cancer.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. (*) (**)

101.SCH	XBRL Schema Document. (*) (**)

101.CAL	XBRL Calculation Linkbase Document. (*) (**)

101.DEF	XBRL Definition Linkbase Document. (*) (**)

101.LAB	XBRL Label Linkbase Document. (*) (**)

101.PRE	XBRL Presentation Linkbase Document. (*) (**)

                          _____________
*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: September 9, 2011	By:	/s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

Date: September 9, 2011	By:	/s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)