Form 10-Q
period 2011-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2011-12-12
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non- Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of December 9, 2011, there were 86,788,817 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly-owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2011	APRIL 30, 2011
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,055,000	$23,075,000
Trade and other receivables, net	1,191,000	1,389,000
Government contract receivables	-	93,000
Inventories, net	3,178,000	5,284,000
Prepaid expenses and other current assets, net	1,125,000	974,000
Total current assets	23,549,000	30,815,000
Property, net	2,540,000	2,209,000
Other assets	1,187,000	1,742,000
TOTAL ASSETS	$27,276,000	$34,766,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,425,000	$4,046,000
Accrued clinical trial and related fees	2,222,000	2,292,000
Accrued payroll and related costs	1,523,000	1,455,000
Notes payable, current portion and net of discount	333,000	1,321,000
Deferred revenue	2,012,000	5,617,000
Customer deposits	1,703,000	1,759,000
Other current liabilities	1,117,000	1,189,000
Total current liabilities	13,335,000	17,679,000
Deferred revenue	601,000	632,000
Other long-term liabilities	844,000	1,037,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 82,638,201 and 69,837,142, respectively	82,000	70,000
Additional paid-in capital	328,566,000	311,353,000
Accumulated deficit	(316,152,000)	(296,005,000)
Total stockholders’ equity	12,496,000	15,418,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,276,000	$34,766,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED OCTOBER 31,		SIX MONTHS ENDED OCTOBER 31,
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$4,154,000	$3,627,000	$9,593,000	$4,610,000
Government contract revenue	-	966,000	-	3,077,000
License revenue	78,000	78,000	294,000	193,000
Total revenues	4,232,000	4,671,000	9,887,000	7,880,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,718,000	3,003,000	6,735,000	4,159,000
Research and development	9,818,000	7,344,000	17,578,000	14,411,000
Selling, general and administrative	2,732,000	2,702,000	5,661,000	5,200,000
Total costs and expenses	16,268,000	13,049,000	29,974,000	23,770,000

LOSS FROM OPERATIONS	(12,036,000)	(8,378,000)	(20,087,000)	(15,890,000)

OTHER INCOME (EXPENSE):
Interest and other income	9,000	996,000	22,000	1,014,000
Interest and other expense	(28,000)	(131,000)	(82,000)	(332,000)

NET LOSS	$(12,055,000)	$(7,513,000)	$(20,147,000)	$(15,208,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	77,523,005	56,761,412	74,089,786	55,559,493

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.13)	$(0.27)	$(0.27)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31,
	2011	2010
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,147,000)	$(15,208,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,679,000	1,287,000
Depreciation and amortization	426,000	295,000
Amortization of discount on notes payable and debt issuance costs	32,000	161,000
Amortization of expenses paid in shares of common stock	-	956,000
Common stock issued for services	-	30,000
Changes in operating assets and liabilities:
Trade and other receivables, net	198,000	(1,041,000)
Government contract receivables	93,000	(58,000)
Inventories, net	2,106,000	(432,000)
Prepaid expenses and other current assets, net	(171,000)	(476,000)
Other non-current assets	747,000	59,000
Accounts payable	307,000	(534,000)
Accrued clinical trial and related fees	(70,000)	1,151,000
Accrued payroll and related expenses	68,000	(542,000)
Deferred revenue	(3,636,000)	704,000
Deferred government contract revenue	-	(43,000)
Customer deposits	(56,000)	707,000
Other current liabilities	(35,000)	156,000
Other long-term liabilities	(193,000)	94,000

Net cash used in operating activities	(18,652,000)	(12,734,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(685,000)	(579,000)
Increase in other assets	(192,000)	(170,000)

Net cash used in investing activities	(877,000)	(749,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $785,000 and $314,000, respectively	15,450,000	12,094,000
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	96,000	-
Principal payments on notes payable and capital leases	(1,037,000)	(1,024,000)
Net cash provided by financing activities	14,509,000	11,070,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,020,000)	(2,413,000)

CASH AND CASH EQUIVALENTS, beginning of period	23,075,000	19,681,000

CASH AND CASH EQUIVALENTS, end of period	$18,055,000	$17,268,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under capital lease	$-	$180,000
Accounts payable for purchase of property	$72,000	$296,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited)

1.           ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a clinical-stage biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment of cancer and viral infections.  The Company is advancing two Phase II oncology programs with our lead product candidates, bavituximab and Cotara, as well as our Phase II hepatitis C virus (“HCV”) program for bavituximab.  Peregrine also has in-house manufacturing capabilities through its wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a Contract Manufacturing Organization (“CMO”) that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and its third party customers.

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

The interim unaudited condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc., and its wholly-owned subsidiary, Avid Bioservices, Inc.  All intercompany accounts and transactions have been eliminated in the interim unaudited condensed consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, as well as disclosures of commitments and contingencies in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassification

Certain comparative amounts in the interim unaudited condensed consolidated financial statements for the six months ended October 31, 2010 have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported operating expenses or net loss. The condensed consolidated balance sheet at April 30, 2011 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. GAAP for complete financial statements.

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

At October 31, 2011, we had $18,055,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the six months ended October 31, 2011, we raised $16,235,000 in gross proceeds.   Subsequent to October 31, 2011 and through December 9, 2011, we raised an additional $4,609,000 in gross proceeds.    As of December 9, 2011, additional shares of our common stock for aggregate gross proceeds of up to $50,868,000 remained available under two effective shelf registration statements.

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

We may also raise additional capital through licensing or partnering our products in development or increasing revenue from our wholly-owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in generating additional revenue from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the remainder of our fiscal year 2012.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the remainder of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

Milestone payments received prior to May 1, 2011 from arrangements where we have continuing performance obligations have been deferred and are recognized as revenue on a straight-line basis over the performance obligation period.  We will continue to recognize milestones payments received prior to May 1, 2011 in this manner.  As of October 31, 2011, we have deferred revenue of $431,000 from milestone payments received prior to May 1, 2011 that we are recognizing on a straight-line basis through July 2013.

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
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

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
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

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

Other Income

Other income for the six months ended October 31, 2010 includes aggregate one-time grants of $978,000 awarded to us under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

As of October 31, 2011, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Accrued Clinical Trial and Related Fees

We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CRO”), hospitals, consultants, and other clinical trial related vendors.  We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided.  However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.  There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated statements of operations for the three and six months ended October 31, 2011 and 2010.

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

Total share-based compensation expense for the three and six-month periods ended October 31, 2011 and 2010 are included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Cost of contract manufacturing	$2,000	$-	$5,000	$-
Research and development	302,000	260,000	621,000	514,000
Selling, general and administrative	491,000	384,000	1,053,000	773,000
Total	$795,000	$644,000	$1,679,000	$1,287,000

Share-based compensation from:
Stock options	$783,000	$644,000	$1,636,000	$1,278,000
Restricted stock awards	-	-	-	9,000
Employee stock purchase plan	12,000	-	43,000	-
	$795,000	$644,000	$1,679,000	$1,287,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

As of October 31, 2011, the total estimated unrecognized compensation cost related to non-vested stock options was $2,795,000.  This cost is expected to be recognized over a weighted average vesting period of 1.96 years based on current assumptions.

Comprehensive Loss

Comprehensive loss is equal to net loss for all periods presented.

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, unvested stock awards and warrants in accordance with the authoritative guidance.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, unvested stock awards and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and six months ended October 31, 2011 and 2010.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, stock awards and warrants to purchase up to 2,693 and 29,459 shares of common stock for the three and six months ended October 31, 2011, respectively, and 4,044 and 128,639 shares of common stock for the three and six months ended October 31, 2010, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options, stock awards and warrants to purchase up to 6,146,976 and 5,789,399 shares of common stock for the three and six months ended October 31, 2011, respectively, and 4,969,511 and 4,423,808 shares of common stock for the three and six months ended October 31, 2010, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Subsequent to October 31, 2011 and through December 9, 2011, we issued an aggregate of 4,150,616 shares of common stock (Note 8), which are not included in the calculation of basic and dilutive net loss per common share for the three and six-month periods ended October 31, 2011.

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

These receivables are evaluated to determine if any allowance for doubtful accounts should be established at each reporting date.   Based on our analysis of our receivables as of October 31, 2011 and April 30, 2011, we determined an allowance for doubtful accounts of $19,000 and $20,000, respectively, was necessary with respect to trade and other receivables.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

5.           PROPERTY

Property, net consists of the following at October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
Leasehold improvements	$1,241,000	$932,000
Laboratory equipment	4,564,000	4,391,000
Furniture, fixtures, office equipment and software	2,089,000	1,814,000
	7,894,000	7,137,000
Less accumulated depreciation and amortization	(5,354,000)	(4,928,000)
Property, net	$2,540,000	$2,209,000

Depreciation and amortization expense for three and six months ended October 31, 2011 was $223,000 and $426,000, respectively, and $157,000 and $295,000 for the three and six months ended October 31, 2010, respectively.

6.           INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly-owned subsidiary, Avid.

Inventories consist of the following at October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
Raw materials, net	$1,427,000	$1,512,000
Work-in-process	1,751,000	3,772,000
Total inventories, net	$3,178,000	$5,284,000

7.           NOTE PAYABLE

On December 9, 2008, we entered into a loan and security agreement whereby we borrowed $5,000,000 (“Loan Agreement”) from MidCap Financial LLC and BlueCrest Capital Finance, L.P (collectively, the “Lenders”).

As of October 31, 2011, the outstanding principal balance under the Loan Agreement was $333,000, bears interest at the thirty (30) day LIBOR rate (set at a floor of 3%) plus 9% (12% from inception to October 31, 2011), and is paid in thirty (30) equal monthly principal payments through December 2011.  On December 1, 2011, the Loan Agreement balance was paid in full.

8.           STOCKHOLDERS’ EQUITY

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

On December 29, 2010, we entered into an At Market Issuance Sales Agreement (the “December 2010 AMI Agreement”), with McNicoll, Lewis & Vlak LLC (“MLV”), under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of our shares of common stock, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-171252) filed with the SEC on December 29, 2010, which amount as of October 31, 2011 was $45,477,000.  MLV may sell our shares of common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Capital Market, on any other existing trading market for the shares of common stock or to or through a market maker.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

During the six months ended October 31, 2011, we sold 6,440,416 shares of our common stock at market prices for aggregate gross proceeds of $9,295,000 under the December 2010 AMI Agreement before deducting commissions and other issuance costs of $260,000.

On September 2, 2011, we entered into a placement agency agreement with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to arrange for the sale of up to 6,252,252 shares of our common stock in a registered direct public offering (the “Offering”).

In addition, on September 2, 2011, we entered into separate subscription agreements with three institutional investors in connection with the Offering, pursuant to which we agreed to sell an aggregate of 6,252,252 shares of our common stock at a purchase price of $1.11 per share for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $6,940,000.  The net proceeds received under the Offering, which closed on September 8, 2011, after deducting placement agent fees and other offering expenses were approximately $6,415,000.  The shares of common stock sold in connection with the Offering were issued pursuant to a prospectus supplement filed with the SEC on September 2, 2011 to the Company’s registration statement on Form S-3 (File No. 333-171252), which we filed with the SEC on December 29, 2010 and became effective on January 5, 2011.

As of October 31, 2011, aggregate gross proceeds of up to $55,477,000 remained available under two effective shelf registration statements.

Subsequent to October 31, 2011 and through December 9, 2011, we sold an additional 4,150,616 shares of common stock at market prices under the December 2010 AMI Agreement in exchange for aggregate gross proceeds of $4,609,000.  As of December 9, 2011, aggregate gross proceeds of $50,868,000 remained available under our two effective shelf registration statements.

As of October 31, 2011, we reserved 17,315,210 additional shares of our common stock which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statements, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	12,308,478
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,786,765
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	17,315,210

9.           EQUITY COMPENSATION PLANS

Stock Incentive Plans

On October 20, 2011, our stockholders approved our 2011 Stock Incentive Plan (“2011 Plan”) which allows for the issuance of up to 3,500,000 shares of our common stock for the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance shares and other forms of share-based awards (collectively, “Awards”).  As of October 31, 2011, 3,500,000 shares of our common stock were available for Awards under the 2011 Incentive Plan.

As of October 31, 2011, we had an aggregate of 12,308,478 shares of common stock reserved for issuance under all Stock Incentive Plans, of which, 5,853,341 shares were subject to outstanding options and 6,455,137 shares were available for future grants of share-based awards.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

The following summarizes our stock option transaction activity for the six months ended October 31, 2011:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2011	4,869,599	$4.16
Granted	1,566,761	$2.25
Exercised	-	$-
Canceled or expired	(583,019)	$4.42
Outstanding, October 31, 2011	5,853,341	$3.62

The following summarizes our restricted stock award transaction activity for the six months ended October 31, 2011:
Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested, May 1, 2011	68,250	$2.98
Granted	-	$-
Vested	-	$-
Canceled or expired	(68,250)	$2.98
Unvested, October 31, 2011	-	$-

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “2010 ESPP”), of which 4,786,765 shares of common stock remain available for purchase as of October 31, 2011.  Under the 2010 ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period.  The 2010 ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1.  During the six months ended October 31, 2011, 108,391 shares of common stock were purchased under the 2010 ESPP at a weighted average purchase price per share of $0.89.

10.           WARRANTS

As of October 31, 2011, we had warrants outstanding to purchase up to 219,967 shares of our common stock at an exercise price of $1.48 per share with an expiration date of December 19, 2013.  The aforementioned warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008 (Note 7).  There were no warrants granted or exercised during the six months ended October 31, 2011.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

Segment information for the three and six-month periods is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Contract manufacturing services revenue	$4,154,000	$3,627,000	$9,593,000	$4,610,000
Cost of contract manufacturing services	3,718,000	3,003,000	6,735,000	4,159,000

Gross profit	436,000	624,000	2,858,000	451,000

Revenue from products in research and development	78,000	1,044,000	294,000	3,270,000
Research and development expense	(9,818,000)	(7,344,000)	(17,578,000)	(14,411,000)
Selling, general and administrative expense	(2,732,000)	(2,702,000)	(5,661,000)	(5,200,000)
Other income (expense), net	(19,000)	865,000	(60,000)	682,000
Net loss	$(12,055,000)	$(7,513,000)	$(20,147,000)	$(15,208,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Customer revenue as a percentage of revenue:
United States (customer A)	15%	52%	29%	62%
United States (customer B)	23%	0%	10%	0%
Germany (one customer)	56%	47%	24%	37%
Denmark (one customer)	5%	0%	36%	0%
Other customers	1%	1%	1%	1%
Total	100%	100%	100%	100%

Revenue generated from our products in our research and development segment was from the following sources:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Government contract revenue1,2	$-	$966,000	$-	$3,077,000
License revenue (see Note 12)	78,000	78,000	294,000	193,000
Total	$78,000	$1,044,000	$294,000	$3,270,000
______________
(1)
Represents revenue earned under a government contract with the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011.

(2)
Includes revenue associated with services provided by our contract manufacturing segment under our former government contract with the TMT, of which, during the three and six months ended October 31, 2010 amounted to $16,000 and $223,000, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures, office equipment, and software and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	October 31, 2011	April 30, 2011
Long-lived assets, net:
Contract manufacturing services	$1,604,000	$1,511,000
Products in research and development	936,000	698,000
Total long-lived assets, net	$2,540,000	$2,209,000

12.           LICENSING AGREEMENTS

During July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech A/S (“Affitech”) whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84.  In consideration for the rights granted under our anti-VEGF antibody technology platform, we received non-refundable up-front license fees of $250,000.  In addition, we received aggregate milestone payments of $1,000,000 associated with the delivery of two preclinical development packages as defined in the Affitech Agreements.  We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for initial product approval plus a royalty on net sales, as defined in the Affitech Agreements.  However, given the challenges inherent in developing and obtaining approval for pharmaceutical products, there was substantial uncertainty whether any such future development milestones included in the aggregate total of $16,500,000 would be achieved at the time these licensing agreements were entered into.  In addition, we evaluated whether these future development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue the future potential milestone payments as each milestone is achieved.  In addition, in the event Affitech enters into a sublicense agreement for the anti-VEGF technology platform before the treatment of the first patient in a Phase I study, we shall receive forty-five percent (45%) of all payments received under any such sublicenses after Affitech deducts fifty percent (50%) of its incurred development costs under the program.  Under the Affitech Agreements, we also granted Affitech a research license in the ocular field with an option to grant sub-licenses in the ocular field.  If Affitech exercises this option to grant sub-licenses in the ocular field, we would receive pre-defined up-front fees, milestone payments, and a royalty on net sales.  In accordance with the authoritative guidance for revenue recognition, the license includes multiple elements that are not separable and, accordingly, are being accounted for as a single unit of accounting.  In addition, we determined that our obligations would be up to a four year period and therefore, we are recognizing the non-refundable up-front license fees of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the Affitech Agreements, on a straight-line basis over a four year period.  However, we will continue to reassess the length of our obligation period, and accordingly, our estimated obligation period may change based on future events.  We recognized revenue under the Affitech Agreements of $78,000 and $194,000 for the three and six months ended October 31, 2011, respectively, and $78,000 and $193,000 for the three and six months ended October 31, 2010, respectively, which amounts are included in license revenue in the accompanying interim unaudited condensed consolidated financial statements.  Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

During September 2010, we entered into a binding term sheet with Affitech to amend certain terms of the Affitech Agreements.  Under the binding term sheet, Peregrine and Affitech amended certain terms of their worldwide license agreements for Brazil, Russia and other countries of the Commonwealth of Independent States (CIS) to expedite the development of AT001/r84 for these territories.  Under the amended terms, Peregrine agreed to forego its aforementioned sublicense fee equal to forty-five percent (45%) of the payments received (after Affitech deducts fifty percent (50%) of its incurred development costs under the program) for the countries of Brazil, Russia, and the CIS, provided Affitech has reinvested such payments toward the further development of AT001/r84.  As of October 31, 2011, no amounts were due from Affitech under the September 2010 binding term sheet as the development costs Affitech has incurred as of October 31, 2011 (unaudited) has exceeded the proceeds Affitech has received as of October 31, 2011 under its sublicense agreement for the territory of Russia, which resulted in no impact to the accompanying interim unaudited condensed consolidated financial statements.  In the event Affitech enters into a licensing deal for AT001/r84 in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us the aforementioned sublicense fees we agreed to forego that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories.  The remaining terms of the Affitech Agreements remain unchanged, including milestone and royalty payments.  To date, we have not received any payments under this September 2010 binding term sheet.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 (unaudited) (continued)

During May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our Tumor Necrosis Therapy (“TNT”) technologies in certain Asia-Pacific Economic Cooperation (APEC) countries.  Under the terms of the Agreements, we licensed certain non-exclusive and exclusive rights and assigned certain exclusive development and commercialization rights under our TNT program in certain APEC countries.  We have retained exclusive rights to our TNT program in the U.S., European Union countries, and other select countries internationally.  Under the terms of the Agreements, aggregate fees in the amount of $500,000 are to be paid over a period of two years plus annual maintenance fees ranging from $100,000 to $250,000, as defined in the Agreements beginning May 2011 through 15 years following the date of the first commercial sale.  In addition, we could also receive low double digit royalties on net sales, as defined in the Agreements.  In accordance with the terms of the Agreements, we are obligated to deliver certain purchased patents, know-how and materials (the “Purchased Assets”), and we are obligated to supply certain quantities of research materials as defined in the Agreements.  In addition, we have also agreed to provide certain manufacturing services, provided such manufacturing services are requested by the unrelated entity within a certain period of time and for certain agreed upon fees as defined in the Agreements.  We have determined that, pursuant to the authoritative guidance for revenue recognition for multiple element arrangements, there was objective and reliable evidence of fair value of the undelivered elements (manufacturing commitment services) in the arrangement, but no such evidence of fair value for any other element in the arrangement.  Therefore, we utilize the residual method to allocate the consideration received under the arrangement.  Under the residual method, the amount of consideration allocated to all other elements in the arrangement (delivered and undelivered) equals the total arrangement consideration less the aggregate fair value of the undelivered elements with stand-alone fair value (manufacturing commitment services).  To date, we have allocated the total arrangement consideration to the undelivered elements with stand-alone fair value (manufacturing commitment services) since the fair value of these undelivered elements exceeded the total consideration received to date under the arrangement.  As such, we will recognize revenue associated with the Purchased Assets and manufacturing commitment services we agreed to under the Agreements upon delivery of these manufacturing services based on the relative fair value of the services.  To date, we have not recognized any revenue associated with the Purchased Assets and manufacturing commitment services we agreed to under these Agreements.  However, during the quarter ended July 31, 2011, we received a non-refundable annual maintenance fee of $100,000 in accordance with the terms of the Agreements, which amount is included in license revenue in the accompanying interim unaudited condensed consolidated financial statements for the six months ended October 31, 2011.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

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

Bavituximab’s therapeutic potential is being evaluated in three randomized Phase II trials in front-line non-small cell lung cancer (“ NSCLC”), second-line NSCLC, and front-line pancreatic cancer, as well as in four investigator-sponsored trials (“IST”) in additional oncology indications.  During the quarter ended October 31, 2011, we completed patient enrollment in both the front and second-line NSCLC studies.  With respect to the front-line study, we recently announced preliminary results showing a 50% improvement in overall response rates (“ORR”), whereby patients treated with bavituximab plus carboplatin and paclitaxel demonstrated an ORR of 39%, versus 26% in patients treated with carboplatin and paclitaxel alone.  We plan to report top line results in the first quarter of 2012 and on the trial’s secondary endpoints, including median progression-free survival (“PFS”) and overall survival (“OS”), once these endpoints are reached.  With respect to the second-line NSCLC study evaluating bavituximab with docetaxel versus placebo with docetaxel, we will continue to treat the enrolled patients and plan to unblind data on the primary endpoint, ORR, in the first half of 2012.   In addition, we are currently enrolling patients in a Phase II randomized trial with bavituximab in combination with gemcitabine in previously untreated pancreatic cancer patients with interim data expected in calendar year 2012.

With respect to our ISTs, we are evaluating new drug combinations and additional oncology indications in the following trials: (i) a Phase I/II trial evaluating bavituximab combined with sorafenib in patients with advanced hepatocellular carcinoma (“HCC”), or liver cancer, (ii) a Phase I/II trial evaluating bavituximab combined with cabazitaxel in patients with second-line castration resistant prostate cancer (“CRPC”), (iii) a Phase Ib trial evaluating bavituximab combined with pemetrexed and carboplatin in patients with front-line NSCLC, and (iv) a Phase I trial evaluating bavituximab combined with paclitaxel in patients with HER2-negative metastatic breast cancer.

For bavituximab in antiviral indications, we announced in September 2011 that we enrolled all 66 patients in a randomized Phase II trial of bavituximab in combination with ribavirin for naïve, genotype 1 HCV patients.  We expect to report 12-week early  virologic response (“EVR”) data from this trial in early 2012.

Cotara is our lead DNA/histone H1-targeting antibody based on our Tumor Necrosis Therapy (“TNT”) technology platform.  A novel approach to treating brain cancer, Cotara is a targeted monoclonal antibody linked to a radioisotope that is administered as a single-infusion, one-time therapy directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue.  With respect to our Cotara brain cancer program that uses a single standalone treatment, we have reported promising median overall survival of 9.3 months from a Phase II trial for recurrent glioblastoma multiforme (“GBM”), the deadliest form of brain cancer.  In advance of a planned meeting with the U.S. Food and Drug Administration (“FDA”), we have submitted a proposed protocol for a pivotal trial and we are awaiting written comments to the protocol from the FDA.  Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the FDA.

In addition to our clinical research and development efforts, we operate a wholly-owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”).  Avid is a Contract Manufacturing Organization that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and Avid’s third-party clients.  In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture all clinical products to support our clinical trials while also preparing for potential commercial launch.

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

At October 31, 2011, we had $18,055,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the six months ended October 31, 2011, we raised $16,235,000 in gross proceeds.  Subsequent to October 31, 2011 and through December 9, 2011, we raised an additional $4,609,000 in gross proceeds.    As of December 9, 2011, additional shares of our common stock for aggregate gross proceeds of up to $50,868,000 remained available under two effective shelf registration statements.

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

We may also raise additional capital through licensing or partnering our products in development or increasing revenue from our wholly-owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in generating additional revenue from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the remainder of our fiscal year 2012.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the remainder of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2011 and 2010.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2011	2010	$ Change	2011	2010	$ Change
REVENUES:
Contract manufacturing revenue	$4,154,000	$3,627,000	$527,000	$9,593,000	$4,610,000	$4,983,000
Government contract revenue	-	966,000	(966,000)	-	3,077,000	(3,077,000)
License revenue	78,000	78,000	-	294,000	193,000	101,000
Total revenues	4,232,000	4,671,000	(439,000)	9,887,000	7,880,000	2,007,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,718,000	3,003,000	715,000	6,735,000	4,159,000	2,576,000
Research and development	9,818,000	7,344,000	2,474,000	17,578,000	14,411,000	3,167,000
Selling, general & administrative	2,732,000	2,702,000	30,000	5,661,000	5,200,000	461,000

Total costs and expenses	16,268,000	13,049,000	3,219,000	29,974,000	23,770,000	6,204,000

LOSS FROM OPERATIONS	(12,036,000)	(8,378,000)	(3,658,000)	(20,087,000)	(15,890,000)	(4,197,000)

OTHER INCOME (EXPENSE):
Interest and other income	9,000	996,000	(987,000)	22,000	1,014,000	(992,000)
Interest and other expense	(28,000)	(131,000)	103,000	(82,000)	(332,000)	250,000

NET LOSS	$(12,055,000)	$(7,513,000)	$(4,542,000)	$(20,147,000)	$(15,208,000)	$(4,939,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue

Three and Six Months:  The increase in contract manufacturing revenue of $527,000 (or 15%) and  $4,983,000 (or 108%) during the three and six months ended October 31, 2011, compared to the same periods in the prior year was primarily due to an increase in revenue generated from manufacturing and product development services provided to third party customers, which can be attributed to the timing of services combined with the increase in the number of manufacturing runs completed in the current year compared to the prior year.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

Government Contract Revenue

Three and Six Months:  The current period decreases in government contract revenue were directly related to the expiration of the government contract on April 15, 2011.  The government contract was originally awarded to us on June 30, 2008, through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense's Defense Threat Reduction Agency.

Due to the expiration of this contract on April 15, 2011, government contract revenue recognized during the remainder of the current fiscal year is expected to be insignificant, if any, unless we secure additional government contracts.

License Revenue

Six Months:  The increase in license revenue of $101,000 during the six months ended October 31, 2011 compared to the same period in the prior year was directly related to license revenue recognized in accordance with the terms of an assignment agreement associated with our Tumor Necrosis Therapy technologies.

Although we expect to continue to recognize license revenue under our existing license agreements with unrelated entities during the remainder of fiscal year 2012, we do not expect license revenue to be significant based on current agreements.

Cost of Contract Manufacturing

Three and Six Months:  The increases in cost of contract manufacturing of $715,000 (or 24%) and $2,576,000 (or 62%) during the three and six months ended October 31, 2011 compared to the same periods in the prior year was primarily related to the current year three and six-month period increases in contract manufacturing revenue.  Cost of contract manufacturing as a percentage of contract manufacturing revenue fluctuates from quarter to quarter based on the mix of services provided and the gross margins associated with these services.  We expect to continue to incur contract manufacturing costs during the remainder of the current fiscal year based on the anticipated completion of customer projects under our current contract manufacturing agreements.

Research and Development Expenses

Three and Six Months:  The increases in research and development (“R&D”) expenses of $2,474,000 (or 34%) and $3,167,000 (or 22%) during the three and six months ended October 31, 2011 compared to the same periods in the prior year was due to the following changes associated with each of our following technologies under development:

Technology Platform	R&D Expenses – Three Months Ended October 31,			R&D Expenses – Six Months Ended October 31,
	2011	2010	$ Change	2011	2010	$ Change

Phosphatidylserine (“PS”)-Targeting (bavituximab)	$9,066,000	$6,789,000	$2,277,000	$15,845,000	$13,070,000	$2,775,000
TNT (Cotara®)	751,000	520,000	231,000	1,727,000	1,266,000	461,000
Other	1,000	35,000	(34,000)	6,000	75,000	(69,000)
Total R&D Expenses	$9,818,000	$7,344,000	$2,474,000	$17,578,000	$14,411,000	$3,167,000

o
PS-Targeting Technology Platform (bavituximab) – The increase in PS-targeting program expenses of $2,277,000 and $2,775,000  during the three and six months ended October 31, 2011, respectively, compared to the same prior year periods was primarily due to increases in clinical trial and related expenses and associated payroll and related expenses to support the advancement of our later-stage clinical program for bavituximab.  During the current year three and six-month periods, we continued to enroll and treat patients in three separate randomized multi-center Phase II clinical trials using bavituximab in combination with chemotherapy for the treatment of patients with i) front-line non-small cell lung cancer (“NSCLC”), ii) second-line NSCLC, and iii) pancreatic cancer, and announced the completion of patient enrollment of both NSCLC trials during the current year three-month period.  We also continued to enroll and treat patients in a randomized Phase II clinical trial using bavituximab for the treatment of patients with previously untreated genotype-1 hepatitis C virus (HCV) infection and recently announced the completion of patient enrollment during September 2011.  These increases in PS-targeting program expenses were offset with a decrease in R&D expenses directly related to our government contract with the TMT, which expired on April 15, 2011 and a decrease in expenses associated with the development of additional PS-targeting antibodies under a research agreement with an unrelated entity.

o
Tumor Necrosis Therapy (“TNT”) Technology Platform (Cotara) – The increases in TNT program expenses of $231,000 and $461,000 for the three and six months ended October 31, 2011, respectively, compared to the same prior year periods was primarily related to increased development  costs associated with preparing Cotara for potential later-stage clinical trials for the treatment of recurrent glioblastoma multiforme (or brain cancer).

o
Other R&D programs – The decrease in our other R&D program expenses of $34,000 and $69,000 for the three and six months ended October 31, 2011, respectively, compared to the same prior year periods was directly related to our efforts to curtail spending on earlier-stage technologies in order to focus our efforts and resources on our current later-stage clinical programs.

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

•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	The uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the remainder of our fiscal year 2012.

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

Three and Six Months:  The increases in selling, general and administrative expenses of $30,000 (or 1%) and $461,000 (or 9%) during the three and six months ended October 31, 2011 compared to the same periods in the prior year was primarily due to increases in payroll and related expenses of $146,000 and $393,000, respectively, and share-based compensation expense (non-cash) of $107,000 and $280,000, respectively.  The increases in payroll and related expenses were primarily the result of increased employee headcount, compensation, and other employee-related expenses to support our later-stage clinical development activities.  The increases in share-based compensation expense were primarily related to the amortization of the fair value of options granted to employees and board members under a broad based option grant during May 2011.  These increases were offset with current year period decreases associated with market research analysis fees, travel and related expenses, and other general corporate related expenses.

Interest and Other Income.

Three and Six Months:  The decreases in interest and other income of $987,000 and $992,000 during the three and six months ended October 31, 2011 compared to the same periods in the prior year was primarily due to decreases in other income of $981,000 and $983,000, respectively.  These decreases in other income are directly related to the government cash grant of approximately $978,000 awarded to us in October 2010 of the prior year under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.

Interest and Other Expense

Three and Six Months:  The decreases in interest and other expense of $103,000 and $250,000  during the three and six months ended October 31, 2011 compared to the same periods in the prior year was primarily due to a lower outstanding principal balance associated with the $5,000,000 term loan we secured in December 2008.  On December 1, 2011, the outstanding principal balance associated with this term loan was paid in full.

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

Liquidity and Capital Resources

At October 31, 2011, we had $18,055,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the six months ended October 31, 2011, we raised $16,235,000 in gross proceeds.  Subsequent to October 31, 2011 and through December 9, 2011, we raised an additional $4,609,000 in gross proceeds.    As of December 9, 2011, additional shares of our common stock for aggregate gross proceeds of up to $50,868,000 remained available under two effective shelf registration statements.

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

We may also raise additional capital through licensing or partnering our products in development or increasing revenue from our wholly-owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in generating additional revenue from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the remainder of our fiscal year 2012.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed, we might not have sufficient capital to operate our business through the remainder of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2011 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the six months ended October 31, 2011, cash used in operating activities increased $5,918,000 to $18,652,000 compared to $12,734,000 for the six months ended October 31, 2010.  This increase in net cash used in operating activities was primarily due to an increase of $5,531,000 in net loss reported during the current six-month period after taking into consideration non-cash operating expenses combined with a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $387,000.  The increase in the net change in operating assets and liabilities was primarily due to a reduction of liabilities associated with deferred revenue and other long-term liabilities, offset by reductions in inventories, receivables, and other non-current assets.  The increase in our current six-month period net loss was primarily due to current period increases in cost of contract manufacturing, research and development expenses and general and administrative expenses, offset by a current period increase in total revenues.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	SIX MONTHS ENDED
	October 31, 2011	October 31, 2010
Net loss, as reported	$(20,147,000)	$(15,208,000)
Less non-cash expenses and adjustments to net loss:
Share-based compensation	1,679,000	1,287,000
Depreciation and amortization	426,000	295,000
Amortization of discount on notes payable and debt issuance costs	32,000	161,000
Amortization of expenses paid in shares of common stock	-	956,000
Common stock issued for services	-	30,000
Net cash used in operating activities before changes in operating assets and liabilities	$(18,010,000)	$(12,479,000)
Net change in operating assets and liabilities	$(642,000)	$(255,000)
Net cash used in operating activities	$(18,652,000)	$(12,734,000)

Cash Used In Investing Activities.  Net cash used in investing activities increased $128,000 to $877,000 for the six months ended October 31, 2011 compared to net cash used of $749,000 for the six months ended October 31, 2010.  This increase was due to an increase in cash outflows of $106,000 associated with property acquisitions  combined with an increase in cash outflows of $22,000 associated with an increase in other assets.  The current year increase in property acquisitions was primarily due to the purchase of certain leasehold improvements during the current year six-month period.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $3,439,000 to $14,509,000 for the six months ended October 31, 2011 compared to net cash provided of $11,070,000 for the six months ended October 31, 2010.  During the six months ended October 31, 2011, we received aggregate net proceeds of $15,450,000 under an At Market Issuance Sales Agreement and a registered direct public offering, whereby we sold an aggregate of 12,692,668 shares of our common stock (as described in Note 8 to the accompanying condensed consolidated financial statements).  In addition, we received net proceeds of $96,000 from the purchase of shares under our 2010 Employee Stock Purchase Plan.  These current year net proceeds were offset with aggregate principal payments on notes payable and capital leases of $1,037,000.

During the six months ended October 31, 2010, we received net proceeds of $12,094,000 under two separate At Market Issuance Sales Agreements, whereby we sold 5,956,583 shares of our common stock.  These prior year proceeds were offset with aggregate principal payments on notes payable and capital leases of $1,024,000.

Commitments

At October 31, 2011, we had no material capital commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at October 31, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2011, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2011.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

At October 31, 2011, we had $18,055,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the six months ended October 31, 2011, we raised $16,235,000 in gross proceeds.  Subsequent to October 31, 2011 and through December 9, 2011, we raised an additional $4,609,000 in gross proceeds.    As of December 9, 2011, additional shares of our common stock for aggregate gross proceeds of up to $50,868,000 remained available under two effective shelf registration statements.

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

We may also raise additional capital through licensing or partnering our products in development or increasing revenue from our wholly-owned subsidiary, Avid.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in generating additional revenue from Avid or under potential licensing or partnering agreements to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the remainder of our fiscal year 2012.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the remainder of our fiscal year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the six months ended October 31, 2011 and for each of the past three fiscal years:

Net Loss
Six months ended October 31, 2011 (unaudited)	$20,147,000
Fiscal Year 2011	$34,151,000
Fiscal Year 2010	$14,494,000
Fiscal Year 2009	$16,524,000

As of October 31, 2011, we had an accumulated deficit of $316,152,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of October 31, 2011, there were 82,638,201 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 17,315,210 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and for outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	12,308,478
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,786,765
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	17,315,210

In addition, the above table does not include shares of common stock that we have available to issue under our current effective shelf registration statements, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining aggregate gross proceeds of up to $55,477,000 as of October 31, 2011.

Of the total options and warrants outstanding as of October 31, 2011, 37,700 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at October 31, 2011.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the last twelve (12) fiscal quarters ended October 31, 2011:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Quarter Ended October 31, 2011	$1.88	$0.95	2,450	110
Quarter Ended July 31, 2011	$2.48	$1.56	1,012	144
Quarter Ended April 30, 2011	$2.74	$2.05	929	152
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64
Quarter Ended July 31, 2009	$5.65	$1.85	7,345	39
Quarter Ended April 30, 2009	$2.60	$1.52	702	14
Quarter Ended January 31, 2009	$2.35	$1.10	260	19

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential company-sponsored clinical trial and investigator-sponsored clinical trial results relating to products under development by us or our competitors;
•	significant changes in our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;

•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Although we currently meet all NASDAQ Capital Market listing requirements, the market price of our common stock has generally been highly volatile and we cannot guarantee that we will continue to maintain compliance with The NASDAQ Capital Market listing requirements. During the six months ending October 31, 2011 of our current fiscal year, the trading price of our common stock on the NASDAQ Capital Market ranged from $0.95 per share to $2.48 per share.  Most recently, the closing bid price of our common stock fell below $1.00 on November 14, 2011 for 15 consecutive trading days and the closing bid price closed above $1.00 on December 6, 2011.  If the closing bid price of our common stock is below $1.00 per share for a period of 30 consecutive trading days, we will receive a deficiency notice from NASDAQ, and we will automatically be afforded a “compliance period” of 180 calendar days within to regain compliance.  To demonstrate compliance with the minimum closing bid price requirement, we must maintain a closing bid price of at least $1.00 per share for 10 consecutive trading days.  If we are still not in compliance with all initial listing requirements other than the bid requirement, we will be afforded an additional “compliance period” of 180 calendar days within which to regain compliance.  If we fail to regain compliance with the minimum closing bid price requirement or fail to comply with any other NASDAQ Capital Market listing requirements, the market value of our common stock could fall and holders of our common stock would likely find it more difficult to dispose of the common stock.

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

We have completed Phase II studies with Cotara for the treatment of brain cancer.  In our most recent Phase II open-label, multicenter trial, 41 GBM patients at first relapse were enrolled and received a single-treatment with Cotara.  Median overall survival for patients treated with Cotara was 9.3 months. Based on these data, we have initiated a dialog with the FDA regarding a pivotal study design.  Based on the patient sample size and design of the registration study, we may not have the financial resources internally to complete the larger registration study.  We may therefore seek a licensing or funding partner for Cotara, and hope that the data and trial design will enhance our opportunities of finding such partner.  If a partner is not found for this technology in the U.S., we may not be able to advance the project past its current state of development.  Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not find a suitable partnering candidate for Cotara.  Furthermore, we cannot ensure that if we do find a suitable licensing partner, the financial terms that they propose will be acceptable to us.

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

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured be in compliance with current Good Manufacturing Practices, or cGMP, requirements.  To be successful, our therapeutic products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs.  Currently, we manufacture all preclinical and clinical material through Avid Bioservices, Inc., our wholly-owned subsidiary.  While we believe our current facilities are adequate for the manufacturing of product candidates for clinical trials, our facilities may not be adequate to produce sufficient quantities of any products for commercial sale.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC and pancreatic cancer.  Although we are not aware of any other monoclonal antibodies in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® (bevacizumab) by Roche/Genentech, Gleevec® (imatinib) by Novartis, Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche/Genentech, Erbitux® (Cetuximab) by Eli Lilly and Company and Bristol-Myers Squibb Company, Rituxan® (rituximab) and Herceptin® (trastuzumab) by Roche/Genentech, Vectibix® (panitumumab) by Amgen, afatinib by Boehringer Ingelheim,  Xalkori® (crizotinib) by Pfizer,  iniparib by Sanofi-Aventis and Bipar Sciences, ARQ-197 by ArQule and Daiichi Sankyo, ganetespib by Synta Pharmaceuticals, and Yervoy® (ipilimumab) by Bristol-Myers Squibb Company.  Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to Provenge® (sipuleucel-T) and other Active Cellular Immunotherapy candidates by Dendreon, Emepepimut-S by Biomira and EMD Serono, and Astuprotimut-r by GlaxoSmithKline.  There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

In addition, we are evaluating bavituximab in combination with ribavirin as a potential replacement for the pegylated interferon alpha component for the current standard of care for HCV.  We are aware of no other products in clinical development targeting PS as a potential therapy for HCV.  There are a number of companies that have products approved and on the market for the treatment of HCV, including but not limited to: Peg-Intron® (pegylated interferon-alpha-2b), Rebetol® (ribavirin), which are marketed by Merck, and Pegasys® (pegylated interferon-alpha-2a) and Copegus® (ribavirin USP), which are marketed by Roche, INCIVEKTM  (telaprevir) by Vertex, Victrelis® (boceprevir) by Merck, and Infergen® (interferon alfacon-1) marketed by Three Rivers Pharmaceuticals, LLC.  Currently, the cornerstone of HCV therapy remains pegylated interferon alpha with ribavirin and recently approved telaprevir or boceprevir are being added to this regimen.  Pegylated interferon alpha is generally associated with considerable toxicity, including flu-like symptoms, hematologic changes and central nervous system side effects including depression, and it is not uncommon for patients to discontinue therapy because they are unable to tolerate the side effects.

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

Other developmental candidates include, but are not limited to nucleotide analogues, nucleoside anlogues, protease inhibitors, polymerase inhibitors, cyclophilin inhibitors and other direct-acting antiviral candidates such as PSI-7977, PSI-938 and mericitabine (RG7128) by Gilead/Pharmasset, INX-189 by Inhibitex, ANA-508 by Anadys/Roche, Danoprevir by Roche, DEB-205 by Novartis and Debiopharm, Filibuvir by Pfizer,  nitazoxanide by Romark and Chugai, and TMC435 by Medivir and Johnson & Johnson. There are a significant number of companies developing HCV therapeutics using a variety of approaches.  A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

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

PEREGRINE PHARMACEUTICALS, INC.

Date: December 12, 2011	By:	/s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

Date: December 12, 2011	By:	/s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)