Form 10-Q
period 2012-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2012-03-09
CIK 704562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 0-17085

PEREGRINE PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3698422
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.)

14282 Franklin Avenue, Tustin, California	92780-7017
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐     No  ☒

As of February 29, 2012, there were 98,873,172 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly-owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2012	APRIL 30, 2011
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,761,000	$23,075,000
Trade and other receivables, net	2,078,000	1,389,000
Government contract receivables	-	93,000
Inventories, net	2,744,000	5,284,000
Prepaid expenses and other current assets, net	1,238,000	974,000
Total current assets	25,821,000	30,815,000
Property, net	2,659,000	2,209,000
Other assets	960,000	1,742,000
TOTAL ASSETS	$29,440,000	$34,766,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,940,000	$4,046,000
Accrued clinical trial and related fees	3,042,000	2,292,000
Accrued payroll and related costs	2,098,000	1,455,000
Notes payable, current portion and net of discount	-	1,321,000
Deferred revenue	2,552,000	5,617,000
Customer deposits	2,463,000	1,759,000
Other current liabilities	1,104,000	1,189,000
Total current liabilities	15,199,000	17,679,000
Deferred revenue	523,000	632,000
Other long-term liabilities	813,000	1,037,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	-	-
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 93,146,226 and 69,837,142, respectively	93,000	70,000
Additional paid-in capital	340,054,000	311,353,000
Accumulated deficit	(327,242,000)	(296,005,000)
Total stockholders’ equity	12,905,000	15,418,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,440,000	$34,766,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JANUARY 31,		NINE MONTHS ENDED JANUARY 31,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$3,203,000	$1,922,000	$12,796,000	$6,532,000
Government contract revenue	-	882,000	-	3,959,000
License revenue	78,000	79,000	372,000	272,000
Total revenues	3,281,000	2,883,000	13,168,000	10,763,000

COSTS AND EXPENSES:
Cost of contract manufacturing	2,484,000	1,726,000	9,219,000	5,885,000
Research and development	9,180,000	7,053,000	26,758,000	21,464,000
Selling, general and administrative	2,710,000	2,947,000	8,371,000	8,147,000
Total costs and expenses	14,374,000	11,726,000	44,348,000	35,496,000

LOSS FROM OPERATIONS	(11,093,000)	(8,843,000)	(31,180,000)	(24,733,000)

OTHER INCOME (EXPENSE):
Interest and other income	9,000	20,000	31,000	1,034,000
Interest and other expense	(6,000)	(106,000)	(88,000)	(438,000)

NET LOSS	$(11,090,000)	$(8,929,000)	$(31,237,000)	$(24,137,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	87,149,770	64,374,282	78,443,114	58,497,756

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.14)	$(0.40)	$(0.41)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JANUARY 31,
	2012	2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,237,000)	$(24,137,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,438,000	1,998,000
Depreciation and amortization	664,000	469,000
Amortization of discount on notes payable and debt issuance costs	33,000	204,000
Amortization of expenses paid in shares of common stock	-	956,000
Common stock issued for services	-	40,000
Loss on disposal of property	2,000	-
Changes in operating assets and liabilities:
Trade and other receivables, net	(689,000)	(594,000)
Government contract receivables	93,000	(14,000)
Inventories, net	2,540,000	(793,000)
Prepaid expenses and other current assets, net	(285,000)	(270,000)
Other non-current assets	748,000	59,000
Accounts payable	(119,000)	(802,000)
Accrued clinical trial and related fees	750,000	597,000
Accrued payroll and related expenses	643,000	(109,000)
Deferred revenue	(3,174,000)	2,566,000
Customer deposits	704,000	33,000
Other current liabilities	(29,000)	210,000
Other long-term liabilities	(224,000)	123,000

Net cash used in operating activities	(27,142,000)	(19,464,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(1,103,000)	(665,000)
Decrease (increase) in other assets	34,000	(371,000)

Net cash used in investing activities	(1,069,000)	(1,036,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,007,000 and $630,000, respectively	26,190,000	26,430,000
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	96,000	-
Principal payments on notes payable and capital leases	(1,389,000)	(1,543,000)
Net cash provided by financing activities	24,897,000	24,887,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,314,000)	4,387,000

CASH AND CASH EQUIVALENTS, beginning of period	23,075,000	19,681,000

CASH AND CASH EQUIVALENTS, end of period	$19,761,000	$24,068,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under capital lease	$-	$180,000
Accounts payable for purchase of property	$13,000	$387,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)

1.           ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a clinical-stage biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment of cancer and infectious diseases.  The Company is advancing two Phase II oncology programs with our lead product candidates, bavituximab and Cotara.  Peregrine also has in-house manufacturing capabilities through its wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a Contract Manufacturing Organization (“CMO”) that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and its third party customers.

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

Reclassification

Certain comparative amounts in the interim unaudited condensed consolidated financial statements for the nine months ended January 31, 2011 have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported operating expenses or net loss.  The condensed consolidated balance sheet at April 30, 2011 has been derived from audited financial statements at that date.  It does not include, however, all of the information and notes required by U.S. GAAP for complete financial statements.

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

At January 31, 2012, we had $19,761,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited) (continued)

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the nine months ended January 31, 2012, we raised $27,196,000 in gross proceeds.   During February 2012, we raised an additional $5,871,000 in gross proceeds.  As of February 29, 2012, additional shares of our common stock for aggregate gross proceeds of up to $38,644,000 remained available under two effective shelf registration statements.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2013, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock.  The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials.  If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities.  In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

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

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the third quarter of calendar year 2012.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the third quarter of calendar year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)  (continued)

Milestone payments received prior to May 1, 2011 from arrangements where we have continuing performance obligations have been deferred and are recognized as revenue on a straight-line basis over the performance obligation period.  We will continue to recognize milestones payments received prior to May 1, 2011 in this manner.  As of January 31, 2012, we have deferred revenue of $368,000 from milestone payments received prior to May 1, 2011 that we are recognizing on a straight-line basis through July 2013.

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
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)  (continued)

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
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)  (continued)

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

The provisions of ASU No. 2010-17 do not apply to contingent consideration for which payment is either contingent solely upon the passage of time or the result of a counterparty’s performance.  We will assess the nature of, and appropriate accounting for, these payments on a case-by-case basis in accordance with the applicable authoritative guidance for revenue recognition.

Other Income

Other income for the nine months ended January 31, 2011 includes aggregate one-time grants of $978,000 awarded to us under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)  (continued)

As of January 31, 2012, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Accrued Clinical Trial and Related Fees

We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CRO”), hospitals, consultants, and other clinical trial related vendors.  We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided.  However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.  There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated statements of operations for the three and nine months ended January 31, 2012 and 2011.

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

Total share-based compensation expense for the three and nine-month periods ended January 31, 2012 and 2011 are included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Cost of contract manufacturing	$5,000	$4,000	$10,000	$4,000
Research and development	299,000	288,000	920,000	802,000
Selling, general and administrative	455,000	419,000	1,508,000	1,192,000
Total	$759,000	$711,000	$2,438,000	$1,998,000

Share-based compensation from:
Stock options	$720,000	$684,000	$2,356,000	$1,962,000
Restricted stock awards	-	-	-	9,000
Employee stock purchase plan	39,000	27,000	82,000	27,000
	$759,000	$711,000	$2,438,000	$1,998,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)  (continued)

As of January 31, 2012, the total estimated unrecognized compensation cost related to non-vested stock options was $2,070,000.  This cost is expected to be recognized over a weighted average vesting period of 2.34 years based on current assumptions.

Comprehensive Loss

Comprehensive loss is equal to net loss for all periods presented.

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, unvested stock awards and warrants in accordance with the authoritative guidance.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, unvested stock awards and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.  Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and nine months ended January 31, 2012 and 2011.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, stock awards and warrants to purchase up to 1,445 and 14,768 shares of common stock for the three and nine months ended January 31, 2012, respectively, and 108,064 and 123,893 shares of common stock for the three and nine months ended January 31, 2011, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options, stock awards and warrants to purchase up to 5,971,867 and 6,046,536 shares of common stock for the three and nine months ended January 31, 2012, respectively, and 4,283,733 and 4,376,544 shares of common stock for the three and nine months ended January 31, 2011, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

During February 2012, we issued an aggregate of 5,726,946 shares of common stock (Note 8) in exchange for $5,871,000 in gross proceeds, which are not included in the calculation of basic and dilutive net loss per common share for the three and nine-month periods ended January 31, 2012.

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

These receivables are evaluated to determine if any allowance for doubtful accounts should be established at each reporting date.   Based on our analysis of our receivables as of January 31, 2012 and April 30, 2011, we determined an allowance for doubtful accounts of $19,000 and $20,000, respectively, was necessary with respect to trade and other receivables.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)  (continued)

5.           PROPERTY

Property consists of the following at January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011
Leasehold improvements	$1,273,000	$932,000
Laboratory equipment	4,747,000	4,391,000
Furniture, fixtures, office equipment and software	2,132,000	1,814,000
	8,152,000	7,137,000
Less accumulated depreciation and amortization	(5,493,000)	(4,928,000)
Property, net	$2,659,000	$2,209,000

Depreciation and amortization expense for three and nine months ended January 31, 2012 was $238,000 and $664,000, respectively, and $174,000 and $469,000 for the three and nine months ended January 31, 2011, respectively.

6.           INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs associated with our wholly-owned subsidiary, Avid.

Inventories consist of the following at January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011
Raw materials, net	$1,593,000	$1,512,000
Work-in-process	1,151,000	3,772,000
Total inventories, net	$2,744,000	$5,284,000

7.           NOTE PAYABLE

On December 9, 2008, we borrowed $5,000,000 from MidCap Financial LLC and BlueCrest Capital Finance, L.P (collectively, the “Lenders”) under a term loan payable over three years.  On December 1, 2011, the loan balance was paid in full.

8.           STOCKHOLDERS’ EQUITY

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

On December 29, 2010, we entered into an At Market Issuance Sales Agreement (the “December 2010 AMI Agreement”), with McNicoll, Lewis & Vlak LLC (“MLV”), under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of our shares of common stock, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-171252) filed with the SEC on December 29, 2010, which amount as of January 31, 2012 was $34,515,000.  MLV may sell our shares of common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including without limitation sales made directly on The NASDAQ Capital Market, on any other existing trading market for the shares of common stock or to or through a market maker.

During the nine months ended January 31, 2012, we sold 16,948,441 shares of our common stock at market prices for aggregate gross proceeds of $20,256,000 under the December 2010 AMI Agreement before deducting commissions and other issuance costs of $482,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)  (continued)

On September 2, 2011, we entered into a placement agency agreement with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to arrange for the sale of up to 6,252,252 shares of our common stock in a registered direct public offering (the “Offering”).

In addition, on September 2, 2011, we entered into separate subscription agreements with three institutional investors in connection with the Offering, pursuant to which we agreed to sell an aggregate of 6,252,252 shares of our common stock at a purchase price of $1.11 per share for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $6,940,000.  The net proceeds received under the Offering, after deducting placement agent fees and other offering expenses were approximately $6,415,000.  The shares of common stock sold in connection with the Offering were issued pursuant to a prospectus supplement filed with the SEC on September 2, 2011 to the Company’s registration statement on Form S-3 (File No. 333-171252), which we filed with the SEC on December 29, 2010 and became effective on January 5, 2011.

As of January 31, 2012, aggregate gross proceeds of up to $44,515,000 remained available under two effective shelf registration statements.

During February 2012, we sold an additional 5,726,946 shares of common stock at market prices under the December 2010 AMI Agreement in exchange for aggregate gross proceeds of $5,871,000.  As of February 29, 2012, aggregate gross proceeds of $38,644,000 remained available under our two effective shelf registration statements.

As of January 31, 2012, we reserved 17,312,710 additional shares of our common stock which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statements, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	12,305,978
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,786,765
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	17,312,710

9.           EQUITY COMPENSATION PLANS

Stock Incentive Plans

On October 20, 2011, our stockholders approved our 2011 Stock Incentive Plan (“2011 Plan”) which allows for the issuance of up to 3,500,000 shares of our common stock for the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance shares and other forms of share-based awards (collectively, “Awards”).  As of January 31, 2012, 3,500,000 shares of our common stock were available for Awards under the 2011 Incentive Plan.

As of January 31, 2012, we had an aggregate of 12,305,978 shares of common stock reserved for issuance under all Stock Incentive Plans, of which, 5,699,789 shares were subject to outstanding options and 6,606,189 shares were available for future grants of share-based awards.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)  (continued)

The following summarizes our stock option transaction activity for the nine months ended January 31, 2012:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2011	4,869,599	$4.16
Granted	1,679,525	$2.17
Exercised	-	$-
Canceled or expired	(849,335)	$3.99
Outstanding, January 31, 2012	5,699,789	$3.60

The following summarizes our restricted stock award transaction activity for the nine months ended January 31, 2012:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested, May 1, 2011	68,250	$2.98
Granted	-	$-
Vested	-	$-
Canceled or expired	(68,250)	$2.98
Unvested, January 31, 2012	-	$-

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “2010 ESPP”), of which 4,786,765 shares of common stock remain available for purchase as of January 31, 2012.  Under the 2010 ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period.  The 2010 ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1.  During the nine months ended January 31, 2012, 108,391 shares of common stock were purchased under the 2010 ESPP at a weighted average purchase price per share of $0.89.

10.           WARRANTS

As of January 31, 2012, we had warrants outstanding to purchase up to 219,967 shares of our common stock at an exercise price of $1.48 per share with an expiration date of December 19, 2013.  The aforementioned warrants were issued during fiscal year 2009 in connection with the loan and security agreement we entered into on December 9, 2008 (Note 7).  There were no warrants granted or exercised during the nine months ended January 31, 2012.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)  (continued)

Segment information for the three and nine-month periods is summarized as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Contract manufacturing services revenue	$3,203,000	$1,922,000	$12,796,000	$6,532,000
Cost of contract manufacturing services	2,484,000	1,726,000	9,219,000	5,885,000

Gross profit	719,000	196,000	3,577,000	647,000

Revenue from products in research and development	78,000	961,000	372,000	4,231,000
Research and development expense	(9,180,000)	(7,053,000)	(26,758,000)	(21,464,000)
Selling, general and administrative expense	(2,710,000)	(2,947,000)	(8,371,000)	(8,147,000)
Other income (expense), net	3,000	(86,000)	(57,000)	596,000
Net loss	$(11,090,000)	$(8,929,000)	$(31,237,000)	$(24,137,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Customer revenue as a percentage of revenue:
United States (customer A)	58%	93%	36%	71%
United States (customer B)	31%	0%	8%	0%
Germany (one customer)	5%	3%	20%	27%
Denmark (one customer)	4%	0%	28%	0%
Other customers	2%	4%	8%	2%
Total	100%	100%	100%	100%

Revenue generated from our products in our research and development segment was from the following sources:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Government contract revenue1,2	$-	$882,000	$-	$3,959,000
License revenue (see Note 12)	78,000	79,000	372,000	272,000
Total	$78,000	$961,000	$372,000	$4,231,000
______________
(1)
Represents revenue earned under a government contract with the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011.

(2)
Includes revenue associated with services provided by our contract manufacturing segment under our former government contract with the TMT, of which, during the three and nine months ended January 31, 2011 amounted to $101,000 and $324,000, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)  (continued)

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures, office equipment, and software and are net of accumulated depreciation.  Long-lived assets by segment consist of the following:

	January 31, 2012	April 30, 2011
Long-lived assets, net:
Contract manufacturing services	$1,784,000	$1,511,000
Products in research and development	875,000	698,000
Total long-lived assets, net	$2,659,000	$2,209,000

12.           LICENSING AGREEMENTS

During July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech A/S (“Affitech”) whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84.  In consideration for the rights granted under our anti-VEGF antibody technology platform, we received non-refundable up-front license fees of $250,000.  In addition, we received aggregate milestone payments of $1,000,000 associated with the delivery of two preclinical development packages as defined in the Affitech Agreements.  We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for product approval by Affitech or an affiliate, plus a royalty on net sales, as defined in the Affitech Agreements.  These potential future milestone payments payable under the Affitech Agreements entail no performance obligations on our part and, accordingly, these payments will not be accounted for under the provisions of ASU No. 2010-17.  Therefore, we expect to recognize revenue on the future potential milestone payments in accordance with the authoritative guidance for revenue recognition, either when the milestone is achieved, if our future obligations are considered inconsequential, or recognized as revenue on a straight-line basis over a performance obligation period, if continued performance or future obligations exist.  To date, no clinical or regulatory milestones as defined in the Affitech Agreements have been achieved by Affitech or an affiliate.    In addition, in the event Affitech enters into a sublicense agreement with a non-affiliate for the anti-VEGF technology platform before the treatment of the first patient in a Phase I study, we shall receive forty-five percent (45%) of all payments received under any such sublicenses after Affitech deducts fifty percent (50%) of its incurred development costs under the program.  Under the Affitech Agreements, we also granted Affitech a research license in the ocular field with an option to grant sub-licenses in the ocular field.  If Affitech exercises this option to grant sub-licenses in the ocular field, we would receive pre-defined up-front fees, milestone payments, and a royalty on net sales.  In accordance with the authoritative guidance for revenue recognition, the license includes multiple elements that are not separable and, accordingly, are being accounted for as a single unit of accounting.  In addition, we determined that our obligations would be up to a four year period and therefore, we are recognizing the non-refundable up-front license fees of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the Affitech Agreements, on a straight-line basis over a four year period.  However, we will continue to reassess the length of our obligation period, and accordingly, our estimated obligation period may change based on future events.  We recognized revenue under the Affitech Agreements of $78,000 and $272,000 for the three and nine months ended January 31, 2012, respectively, and $79,000 and $272,000 for the three and nine months ended January 31, 2011, respectively, which amounts are included in license revenue in the accompanying interim unaudited condensed consolidated financial statements.  Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

During September 2010, Peregrine and Affitech amended certain terms of the Affitech Agreements  for sublicenses entered into by Affitech with non-affiliates for the territories of Brazil, Russia and other countries of the Commonwealth of Independent States (CIS) (“September 2010 Amendment”).  Under the amended terms, Peregrine agreed to forego its aforementioned sublicense fee equal to forty-five percent (45%) of the payments received by Affitech (after Affitech deducts fifty percent (50%) of its incurred development costs under the program) for the territories of Brazil, Russia, and the CIS, provided however, that Affitech  reinvests such sublicense payments toward the further development of AT001/r84 in those territories.  In the event Affitech enters into a licensing transaction for AT001/r84 with a non-affiliate in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us the aforementioned sublicense fees we agreed to forego that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories.  The remaining terms of the Affitech Agreements remain unchanged, including milestone and royalty payments.  To date, we have not received any payments from Affitech under the September 2010 Amendment.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 (unaudited)  (continued)

During May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our Tumor Necrosis Therapy (“TNT”) technologies in certain Asia-Pacific Economic Cooperation (APEC) countries.  Under the terms of the Agreements, we licensed certain non-exclusive and exclusive rights and assigned certain exclusive development and commercialization rights under our TNT program in certain APEC countries.  We have retained exclusive rights to our TNT program in the U.S., European Union countries, and other select countries internationally.  Under the terms of the Agreements, aggregate fees in the amount of $500,000 are to be paid over a period of two years plus annual maintenance fees ranging from $100,000 to $250,000, as defined in the Agreements beginning May 2011 through 15 years following the date of the first commercial sale.  In addition, we could also receive low double digit royalties on net sales, as defined in the Agreements.  In accordance with the terms of the Agreements, we are obligated to deliver certain purchased patents, know-how and materials (the “Purchased Assets”), and we are obligated to supply certain quantities of research materials as defined in the Agreements.  In addition, we have also agreed to provide certain manufacturing services, provided such manufacturing services are requested by the unrelated entity within a certain period of time and for certain agreed upon fees as defined in the Agreements.  We have determined that, pursuant to the authoritative guidance for revenue recognition for multiple element arrangements, there was objective and reliable evidence of fair value of the undelivered elements (manufacturing commitment services) in the arrangement, but no such evidence of fair value for any other element in the arrangement.  Therefore, we utilize the residual method to allocate the consideration received under the arrangement.  Under the residual method, the amount of consideration allocated to all other elements in the arrangement (delivered and undelivered) equals the total arrangement consideration less the aggregate fair value of the undelivered elements with stand-alone fair value (manufacturing commitment services).  To date, we have allocated the total arrangement consideration to the undelivered elements with stand-alone fair value (manufacturing commitment services) since the fair value of these undelivered elements exceeded the total consideration received to date under the arrangement.  As such, we will recognize revenue associated with the Purchased Assets and manufacturing commitment services we agreed to under the Agreements upon delivery of these manufacturing services based on the relative fair value of the services.  To date, we have not recognized any revenue associated with the Purchased Assets and manufacturing commitment services we agreed to under these Agreements.  However, during the quarter ended July 31, 2011, we received a non-refundable annual maintenance fee of $100,000 in accordance with the terms of the Agreements, which amount is included in license revenue in the accompanying interim unaudited condensed consolidated financial statements for the nine months ended January 31, 2012.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements.

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

Overview

We are a clinical-stage biopharmaceutical company driven to develop and manufacture first-in-class monoclonal antibodies for the treatment of cancer and infectious diseases.  We are advancing our two Phase II oncology programs with our lead product candidates bavituximab and Cotara.

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

Bavituximab’s therapeutic potential is currently being evaluated in seven clinical trials including three randomized Phase II trials in front-line non-small cell lung cancer (“NSCLC”), second-line NSCLC, and front-line pancreatic cancer, as well as in four investigator-sponsored trials (“IST”) in additional oncology indications.  During September and October 2011, we announced that we completed patient enrollment in both the front and second-line NSCLC studies, respectively.

With respect to the randomized Phase II front-line NSCLC study comparing bavituximab plus carboplatin and paclitaxel (“bavituximab-containing arm”) versus carboplatin and paclitaxel alone (“chemotherapy-containing arm”) in patients with front-line Stage IIIb and Stage IV non-small cell lung cancer, on March 9, 2012, we announced current median progression free survival (“PFS”) estimates and overall response rates (“ORR”).  Based on investigator assessments, patients in the bavituximab-containing arm demonstrated a current median PFS estimate of 5.8 months versus 4.6 months for patients treated in the chemotherapy-containing arm, representing a 26% improvement.  These results are consistent with a prior phase II single-arm study testing the same bavituximab combination in front-line NSCLC patients which showed a 6.1 month median PFS and with several prior published studies with carboplatin and paclitaxel in front-line patients that showed approximately a 4.5 month median PFS.  In addition, based on independent central imaging reads, patients demonstrated a current median PFS estimate of 6.7 months for the bavituximab-containing arm and 6.4 months for the chemotherapy-containing arm.  Regarding ORR, based on an independent central imaging review of eligible patients, patients treated in the bavituximab-containing arm demonstrated an ORR of 25%, versus 23% for patients treated in the chemotherapy-containing arm while investigator-determined overall response rates were 32% for bavituximab-containing arm and 31% for the chemotherapy-only arm.

While the data from the investigator assessments were in alignment with previous published reports for the chemotherapy-containing arm and suggested an encouraging difference between the treatment arms, the unexpected long PFS estimate for the chemotherapy-containing arm based on central reads confounds our ability to fully interpret this secondary efficacy endpoint.  As we look ahead, the next important data points that will allow us to plan the next steps in our clinical development strategy of bavituximab for NSCLC include, but are not limited to (i) median overall survival (“OS”) data from the front-line NSCLC study (expected in the second half of calendar year 2012), (ii) data from our second-line NSCLC study, (expected in the first half of calendar year 2012), and (iii) data from an ongoing IST evaluating bavituximab in combination with pemetrexed and carboplatin in front-line NSCLC (expected during calendar year 2012).

With respect to the second-line NSCLC study evaluating two different dose levels of bavituximab with docetaxel versus placebo with docetaxel, we plan to unblind the primary endpoint, ORR, in the first half of calendar year 2012 and report secondary endpoints from this study, including PFS and OS, once these event-driven endpoints are reached.

In addition, we are currently enrolling patients in a Phase II randomized trial with bavituximab in combination with gemcitabine in previously untreated pancreatic cancer patients with interim data expected in calendar year 2012.

With respect to ISTs, our clinical collaborators are evaluating new bavituximab drug combinations and additional oncology indications in the following trials: (i) a Phase I/II trial evaluating bavituximab combined with sorafenib in patients with advanced hepatocellular carcinoma (“HCC”), or liver cancer, (ii) a Phase I/II trial evaluating bavituximab combined with cabazitaxel in patients with second-line castration resistant prostate cancer (“CRPC”), (iii) a Phase Ib trial evaluating bavituximab combined with pemetrexed and carboplatin in patients with front-line NSCLC, and (iv) a Phase I trial evaluating bavituximab combined with paclitaxel in patients with HER2-negative metastatic breast cancer.  Initial data from three of these ISTs have been accepted for presentation at the 2012 annual meeting of the Association for the Advancement of Cancer Research.

With respect to bavituximab for the treatment of infectious diseases, in December 2011, we reported preliminary data from a randomized Phase II trial to treat naïve, genotype 1 HCV patients.  Patients were randomized in the three-arm study to receive one of two doses of bavituximab (0.3mg/kg or 3mg/kg) or pegylated interferon alpha-2a, in combination with ribavirin. A preliminary data analysis indicated that the combination of bavituximab and ribavirin appeared safe and well tolerated with patients reporting fewer side effects than in the interferon-containing arm.  Initial data from the study also indicated that both dose levels of bavituximab with ribavirin demonstrated signs of antiviral activity, however more patients had achieved early virologic response (“EVR”) in the interferon-containing group by the end of the study. Based on the nature of late EVR development in the bavituximab containing arms at the very end of the 12 week trial, a longer-term evaluation was deemed necessary to adequately compare the effectiveness of bavituximab and interferon.  EVR was defined as equal to or greater than a 2 log reduction in HCV RNA from baseline.  We are seeking a partner to further advance the program.

Cotara is our lead DNA/histone H1-targeting antibody based on our Tumor Necrosis Therapy (“TNT”) technology platform.  A novel approach to treating brain cancer, Cotara is a monoclonal antibody linked to a radioisotope that is administered as a single-infusion, one-time therapy directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue.  In calendar year 2011, we reported what we believe is promising median overall survival of 9.3 months in patients with glioblastoma multiforme (“GBM”) at first relapse following a single dose of Cotara in a Phase II clinical trial.  Based on these data and data from earlier clinical studies, we have entered into active discussion with the U.S. Food and Drug Administration (“FDA”) regarding a registration pathway for Cotara to further advance the program.  Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the FDA.

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

At January 31, 2012, we had $19,761,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the nine months ended January 31, 2012, we raised $27,196,000 in gross proceeds.   During February 2012, we raised an additional $5,871,000 in gross proceeds.  As of February 29, 2012, additional shares of our common stock for aggregate gross proceeds of up to $38,644,000 remained available under two effective shelf registration statements.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2013, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock.  The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials.  If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities.  In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

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

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the third quarter of calendar year 2012.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the third quarter of calendar year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three and nine-month periods ended January 31, 2012 and 2011.  This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2012	2011	$ Change	2012	2011	$ Change
REVENUES:
Contract manufacturing revenue	$3,203,000	$1,922,000	$1,281,000	$12,796,000	$6,532,000	$6,264,000
Government contract revenue	-	882,000	(882,000)	-	3,959,000	(3,959,000)
License revenue	78,000	79,000	(1,000)	372,000	272,000	100,000
Total revenues	3,281,000	2,883,000	398,000	13,168,000	10,763,000	2,405,000

COSTS AND EXPENSES:
Cost of contract manufacturing	2,484,000	1,726,000	758,000	9,219,000	5,885,000	3,334,000
Research and development	9,180,000	7,053,000	2,127,000	26,758,000	21,464,000	5,294,000
Selling, general & administrative	2,710,000	2,947,000	(237,000)	8,371,000	8,147,000	224,000

Total costs and expenses	14,374,000	11,726,000	2,648,000	44,348,000	35,496,000	8,852,000

LOSS FROM OPERATIONS	(11,093,000)	(8,843,000)	(2,250,000)	(31,180,000)	(24,733,000)	(6,447,000)

OTHER INCOME (EXPENSE):
Interest and other income	9,000	20,000	(11,000)	31,000	1,034,000	(1,003,000)
Interest and other expense	(6,000)	(106,000)	100,000	(88,000)	(438,000)	350,000

NET LOSS	$(11,090,000)	$(8,929,000)	$(2,161,000)	$(31,237,000)	$(24,137,000)	$(7,100,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue

Three and Nine Months:  The increase in contract manufacturing revenue of $1,281,000 (or 67%) and $6,264,000 (or 96%) during the three and nine months ended January 31, 2012, compared to the same periods in the prior year was primarily due to an increase the number of completed manufacturing runs in the current three and nine-month periods, which can be attributed to an increase in demand from Avid’s third-party customers.

We expect to continue to generate contract manufacturing revenue during the remainder of the current fiscal year based on the anticipated completion of in-process customer related projects and the anticipated demand for Avid’s services under signed and outstanding proposals.

Government Contract Revenue

Three and Nine Months:  The current period decreases in government contract revenue were directly related to the expiration of the government contract on April 15, 2011.  The government contract was originally awarded to us on June 30, 2008, through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense's Defense Threat Reduction Agency.

Due to the expiration of this contract on April 15, 2011, government contract revenue recognized during the remainder of the current fiscal year is expected to be insignificant, if any, unless we secure additional government contracts.

License Revenue

Nine Months:  The increase in license revenue of $100,000 during the nine months ended January 31, 2012 compared to the same period in the prior year was directly related to license revenue recognized during the quarter ended July 31, 2011 in accordance with the terms of an assignment agreement associated with our Tumor Necrosis Therapy technologies.

Although we expect to continue to recognize license revenue under our existing license agreements with unrelated entities during the remainder of fiscal year 2012, we do not expect license revenue to be significant based on current agreements.

Cost of Contract Manufacturing

Three and Nine Months:  The increases in cost of contract manufacturing of $758,000 (or 44%) and $3,334,000 (or 57%) during the three and nine months ended January 31, 2012 compared to the same periods in the prior year was primarily related to the current year three and nine-month period increases in contract manufacturing revenue.  Cost of contract manufacturing as a percentage of contract manufacturing revenue fluctuates from quarter to quarter based on the mix of services provided and the gross margins associated with these services.  During the current year three and nine-month periods, the cost of contract manufacturing as a percentage of contract manufacturing revenue improved to 78% and 72%, respectively, compared to 90% for both the prior year three and nine-month periods.  The current year improvement was primarily attributed to the increase in revenue associated with the increased number of completed manufacturing runs.

Research and Development Expenses

Three and Nine Months:  The increases in research and development (“R&D”) expenses of $2,127,000 (or 30%) and $5,294,000 (or 25%) during the three and nine months ended January 31, 2012 compared to the same periods in the prior year was due to the following changes associated with each of our following technologies under development:

Technology Platform	R&D Expenses – Three Months Ended January 31,			R&D Expenses – Nine Months Ended January 31,
	2012	2011	$ Change	2012	2011	$ Change

Phosphatidylserine (“PS”)-Targeting (bavituximab)	$7,904,000	$6,290,000	$1,614,000	$23,749,000	$19,360,000	$4,389,000
TNT (Cotara®) and Other	1,276,000	763,000	513,000	3,009,000	2,104,000	905,000
Total R&D Expenses	$9,180,000	$7,053,000	$2,127,000	$26,758,000	$21,464,000	$5,294,000

o
PS-Targeting Technology Platform (bavituximab) – The increase in PS-targeting program expenses of $1,614,000 and $4,389,000 during the three and nine months ended January 31, 2012, respectively, compared to the same prior year periods was primarily due to increases in clinical trial and related expenses, payroll and related expenses, and manufacturing costs to support the advancement of our later-stage clinical program for bavituximab.  During the current year three and nine-month periods, we continued to treat patients in three separate randomized multi-center Phase II clinical trials using bavituximab in combination with chemotherapy for the treatment of patients with i) front-line non-small cell lung cancer (“NSCLC”), ii) second-line NSCLC, and iii) pancreatic cancer, and announced the completion of patient enrollment of the front and second-line NSCLC trials during September and October 2011, respectively.  We also continued to enroll and treat patients in a randomized Phase II clinical trial using bavituximab for the treatment of patients with previously untreated genotype-1 hepatitis C virus (HCV) infection and announced the completion of patient enrollment during September 2011.  These increases in PS-targeting clinical program expenses were further supplemented by increases in preclinical R&D expenses associated with exploring bavituximab’s potential to image tumors.  These increases in PS-targeting program expenses were offset with a decrease in R&D expenses directly related to our government contract with the TMT, which expired on April 15, 2011 and a decrease in expenses associated with the development of additional PS-targeting antibodies under a research agreement with an unrelated entity.

o
Tumor Necrosis Therapy (“TNT”) Technology Platform (Cotara) and Other R&D programs – The increases in TNT and other R&D program expenses of $513,000 and $905,000 for the three and nine months ended January 31, 2012, respectively, compared to the same prior year periods was directly related to current year period increases in TNT program expenses of $486,000 and $947,000, respectively.  These increases in TNT program expenses were primarily related to increased development costs associated with preparing Cotara for potential later-stage clinical trials for the treatment of recurrent glioblastoma multiforme (or brain cancer).  These increases in TNT program expenses were offset by current period decreases in clinical trial expenses primarily associated with our Phase II trial for recurrent glioblastoma multiforme (“GBM”), which completed patient enrollment during December 2010.

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

•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the third quarter of calendar year 2012.

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

Three Months:  The decrease in selling, general and administrative expenses of $237,000 (or 8%) during the three months ended January 31, 2012 compared to the same period in the prior year was primarily due to decreases in patent legal fees and market research analysis fees of $124,000 and $89,000, respectively.  The decrease in patent legal fees was primarily related to fees incurred in the prior year three-month period regarding foreign patent filings and renewals in several European countries associated with our PS-Targeting technologies.  The decrease in market research analysis fees was primarily related to fees incurred in the prior year for market research studies covering the Company’s later-stage technologies.

Nine Months:  The increase in selling, general and administrative expenses of $224,000 (or 3%) during the nine months ended January 31, 2012 compared to the same period in the prior year was primarily due to increases in payroll and related expenses and share-based compensation expense (non-cash) of $489,000 and $316,000, respectively.  The increases in payroll and related expenses were primarily the result of increased employee headcount, compensation, and other employee-related expenses to support our later-stage clinical development activities.  The increases in share-based compensation expense were primarily related to the amortization of the fair value of options granted to employees and non-employee board members under a broad based option grant during May 2011.  These increases were offset with current year period decreases associated with market research analysis fees, patent legal fees, and other general corporate related expenses.

Interest and Other Income.

Nine Months:  The decrease in interest and other income of $1,003,000 during the nine months ended January 31, 2012 compared to the same period in the prior year was primarily due to a decrease in other income of $984,000.  This decrease in other income is directly related to the government cash grant of approximately $978,000 awarded to us in October 2010 of the prior year under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.

Interest and Other Expense

Three and Nine Months:  The decreases in interest and other expense of $100,000 and $350,000 during the three and nine months ended January 31, 2012 compared to the same periods in the prior year was directly related to a lower outstanding principal balance associated with the $5,000,000 term loan we secured in December 2008, which we paid in full in December 2011.

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

The provisions of ASU No. 2010-17 do not apply to contingent consideration for which payment is either contingent solely upon the passage of time or the result of a counterparty’s performance.  We will assess the nature of, and appropriate accounting for, these payments on a case-by-case basis in accordance with the applicable authoritative guidance for revenue recognition.

Liquidity and Capital Resources

At January 31, 2012, we had $19,761,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the nine months ended January 31, 2012, we raised $27,196,000 in gross proceeds.   During February 2012, we raised an additional $5,871,000 in gross proceeds.  As of February 29, 2012, additional shares of our common stock for aggregate gross proceeds of up to $38,644,000 remained available under two effective shelf registration statements.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2013, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock.  The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials.  If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities.  In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

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

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the third quarter of calendar year 2012.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the third quarter of calendar year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2012 compared to the same prior year period are as follows:

Cash Used In Operating Activities.  Cash used in operating activities is primarily driven by changes in our net loss.  However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities.  During the nine months ended January 31, 2012, cash used in operating activities increased $7,678,000 to $27,142,000 compared to $19,464,000 for the nine months ended January 31, 2011.  This increase in net cash used in operating activities was primarily due to an increase of $7,630,000 in net loss reported during the current nine-month period after taking into consideration non-cash operating expenses combined with a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $48,000.    The increase in our current nine-month period net loss was primarily due to current period increases in cost of contract manufacturing and research and development expenses combined with a decrease in interest and other income, which were offset by a current period increase in total revenues.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	NINE MONTHS ENDED
	January 31, 2012	January 31, 2011
Net loss, as reported	$(31,237,000)	$(24,137,000)
Less non-cash expenses and adjustments to net loss:
Share-based compensation	2,438,000	1,998,000
Depreciation and amortization	664,000	469,000
Amortization of discount on notes payable and debt issuance costs	33,000	204,000
Amortization of expenses paid in shares of common stock	-	956,000
Common stock issued for services	-	40,000
Loss on disposal of property	2,000	-
Net cash used in operating activities before changes in operating assets and liabilities	$(28,100,000)	$(20,470,000)
Net change in operating assets and liabilities	$958,000	$1,006,000
Net cash used in operating activities	$(27,142,000)	$(19,464,000)

Cash Used In Investing Activities.  Net cash used in investing activities increased $33,000 to $1,069,000 for the nine months ended January 31, 2012 compared to net cash used of $1,036,000 for the nine months ended January 31, 2011.  This increase was due to an increase in property acquisitions of $438,000 combined with a decrease in other assets of $405,000.  The current year increase in property acquisitions was primarily related to purchases of certain leasehold improvements and equipment during the current year nine-month period.  The current year decrease in other assets was primarily related to prior year deposits and/or progress payments for certain additional computer software and leasehold improvements associated the lease of additional office space.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $10,000 to $24,897,000 for the nine months ended January 31, 2012 compared to net cash provided of $24,887,000 for the nine months ended January 31, 2011.  During the nine months ended January 31, 2012, we received aggregate net proceeds of $26,190,000 under an At Market Issuance Sales Agreement and a registered direct public offering, whereby we sold an aggregate of 23,200,693 shares of our common stock (as described in Note 8 to the accompanying condensed consolidated financial statements).  In addition, we received net proceeds of $96,000 from the purchase of shares under our 2010 Employee Stock Purchase Plan.  These current year net proceeds were offset with aggregate principal payments on notes payable and capital leases of $1,389,000.

During the nine months ended January 31, 2011, we received net proceeds of $26,398,000 under three separate At Market Issuance Sales Agreements, whereby we sold 13,525,800 shares of our common stock.  In addition, we received net proceeds of $32,000 from the exercise of stock options.  These prior year proceeds were offset with aggregate principal payments on notes payable and capital leases of $1,543,000.

Commitments

At January 31, 2012, we had no material capital commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at January 31, 2012, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2012, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2012.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We currently are not aware of any such legal proceedings or disputes that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

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

At January 31, 2012, we had $19,761,000 in cash and cash equivalents.  We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid.  As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Our net losses incurred during the past three fiscal years ended April 30, 2011, 2010 and 2009 amounted to $34,151,000, $14,494,000, and $16,524,000, respectively.  Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to financing our operations through the issuance of equity, during the nine months ended January 31, 2012, we raised $27,196,000 in gross proceeds.   During February 2012, we raised an additional $5,871,000 in gross proceeds.  As of February 29, 2012, additional shares of our common stock for aggregate gross proceeds of up to $38,644,000 remained available under two effective shelf registration statements.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2013, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock.  The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials.  If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities.  In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

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

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the third quarter of calendar year 2012.  There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows.  In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the third quarter of calendar year 2012 unless we raise additional capital.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

We Have Had Significant Losses And We Anticipate Future Losses.

We have incurred net losses in most fiscal years since we began operations in 1981.  The following table represents net losses incurred for the nine months ended January 31, 2012 and for each of the past three fiscal years:

Net Loss
Nine months ended January 31, 2012 (unaudited)	$31,237,000
Fiscal Year 2011	$34,151,000
Fiscal Year 2010	$14,494,000
Fiscal Year 2009	$16,524,000

As of January 31, 2012, we had an accumulated deficit of $327,242,000.  While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products.  The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain.  We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of January 31, 2012, there were 93,146,226 shares of our common stock outstanding.  Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations.  The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 17,312,710 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and for outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	12,305,978
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,786,765
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	17,312,710

In addition, the above table does not include shares of common stock that we have available to issue under our current effective shelf registration statements, under which we may issue, from time to time, in one or more offerings, shares of our common stock for remaining aggregate gross proceeds of up to $44,515,000 as of January 31, 2012.

Of the total options and warrants outstanding as of January 31, 2012, 41,972 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at January 31, 2012.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the last twelve (12) fiscal quarters ended January 31, 2012:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Quarter Ended January 31, 2012	$1.53	$0.85	7,162	138
Quarter Ended October 31, 2011	$1.88	$0.95	2,450	110
Quarter Ended July 31, 2011	$2.48	$1.56	1,012	144
Quarter Ended April 30, 2011	$2.74	$2.05	929	152
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64
Quarter Ended July 31, 2009	$5.65	$1.85	7,345	39
Quarter Ended April 30, 2009	$2.60	$1.52	702	14

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential company-sponsored clinical trial and investigator-sponsored clinical trial results relating to products under development by us or our competitors;
•	significant changes in our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or other proprietary rights;
•	regulatory developments and product safety concerns;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Although we currently meet all NASDAQ Capital Market listing requirements, the market price of our common stock has generally been highly volatile and we cannot guarantee that we will continue to maintain compliance with The NASDAQ Capital Market listing requirements. During the nine months ending January 31, 2012 of our current fiscal year, the trading price of our common stock on the NASDAQ Capital Market ranged from $0.85 per share to $2.48 per share.  Presently, as of March 7, 2012, the closing bid price of our common stock has been below $1.00 for 16 consecutive trading days.  If the closing bid price of our common stock is below $1.00 per share for a period of 30 consecutive trading days, we will receive a deficiency notice from NASDAQ, and we will automatically be afforded a “compliance period” of 180 calendar days within to regain compliance.  To demonstrate compliance with the minimum closing bid price requirement, we must maintain a closing bid price of at least $1.00 per share for 10 consecutive trading days.  If we are still not in compliance with all initial listing requirements other than the bid requirement, we will be afforded an additional “compliance period” of 180 calendar days within which to regain compliance.  If we fail to regain compliance with the minimum closing bid price requirement or fail to comply with any other NASDAQ Capital Market listing requirements, the market value of our common stock could fall and holders of our common stock would likely find it more difficult to dispose of the common stock.

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

Because we have not begun the commercial sale of any of our products, our revenue and profit potential is unproven and our operating history makes it difficult for an investor to evaluate our business and prospects.  Our technology may not result in any meaningful benefits to our current or potential partners.  No revenues have been generated from the commercial sale of our products, and our products may not generate revenues in the future.  Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of product development in an extremely competitive and rapidly evolving industry.

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

•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities imposed protocol requirements;
•	the inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
•	shortages of chemotherapy or other drugs used in clinical trials in combination with bavituximab;
•	the need or desire to modify our manufacturing processes;
•	the inability to adequately observe patients after treatment;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues;
•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

Results from early stage clinical trials of bavituximab and Cotara may not be indicative of successful outcomes in later stage trials.  Negative or limited results from any current or future clinical trial could delay or prevent further development of our product candidates which would adversely affect our business.

We have no experience as a Company in conducting large-scale, late-stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited.  In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all.  Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations (“CROs”) or consultants.  Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.  Any such delays could have a material adverse effect on our business.

We also do not currently have marketing, sales and distribution capabilities for our product candidates. Developing an internal sales and distribution capability would be an expensive and time-consuming process.  We may enter into agreements with third parties that would be responsible for marketing and distribution.  However, these third parties may not be capable of successfully selling any of our product candidates.  The inability to commercialize and market our product candidates could materially affect our business.

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

We have completed a single-arm Phase II study with Cotara for the treatment of brain cancer.  In our most recent Phase II open-label, multicenter trial, 41 GBM patients at first relapse were enrolled and received a single-treatment with Cotara.  Median overall survival for patients treated with Cotara was 9.3 months.  Based on these data and data from earlier clinical studies, we have entered into active discussion with the U.S. Food and Drug Administration (“FDA”) regarding a registration pathway for Cotara to further advance the program.  Based on the number of patients required to be enrolled and the design of the registration study, we may not have the financial resources internally to complete the larger registration study.  We may therefore seek a licensing or funding partner to further advance the program.  In the event we are not able to secure a partnership for the program in the U.S., we may not be able to advance the project past its current stage of development.  Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not secure a suitable partner for Cotara.  Furthermore, we cannot ensure that if we do secure a suitable licensing partner for the program, the financial terms that they propose will be acceptable to us.

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

____________
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

PEREGRINE PHARMACEUTICALS, INC.

Date: March 9, 2012	By: /s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

Date: March 9, 2012	By: /s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)