Form 10-K
period 2012-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2012-07-16
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates as of October 31, 2011 was $85,913,295.

Number of shares of Common Stock outstanding as of July 13, 2012: 104,174,056

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2012.

PEREGRINE PHARMACEUTICALS, INC.

Fiscal Year 2012

Annual Report on Form 10-K

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

Overview

We are a biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment and diagnosis of cancer. We are advancing toward our goal of bringing new therapeutic options to patients and we plan to execute the following strategies:

—	Advance bavituximab toward Phase III clinical development in second-line non-small cell lung cancer (“NSCLC”) based on data from our Phase IIb randomized, double-blinded, placebo-controlled study in the same patient population;

—	Complete discussions with the U.S. Food and Drug Administration (“FDA”) regarding the optimal registration pathway for Cotara;

—	Explore additional oncology indications and therapeutic combinations for bavituximab in clinical trials, including front-line NSCLC, pancreatic cancer, liver cancer, HER2-negative metastatic breast cancer, and prostate cancer through company-sponsored trials and cost-effective investigator-sponsored trials (“IST”) program;

—	Advance the clinical development of our lead PS-targeting imaging agent, 124I-PGN650 (“PGN650”), across multiple solid tumor types;

—	Continue to leverage the broad potential of our phosphatidylserine (“PS”)-targeting platform to treat a broad range of cancer and infectious diseases and examine the platform for the potential imaging of multiple solid tumor types and other disease conditions that present our PS target; and

—	Continue to grow our commercial manufacturing business, Avid Bioservices, which provides important biomanufacturing services to third-party clients while also meeting the needs of our internal clinical programs.

One of the key components of our strategy is to advance our clinical programs for our lead antibodies bavituximab, PGN650, and Cotara. Our pipeline of novel investigational monoclonal antibodies is based on two first-in-class technology platforms, including PS-targeting antibodies and DNA/histone-targeting antibodies.

Bavituximab is our lead therapeutic PS-targeting antibody, which has demonstrated broad therapeutic potential and represents a new approach to treating cancer. PGN650 is our lead PS-targeting imaging agent that represents a potential new approach to imaging cancer. PS is a highly immunosuppressive molecule usually located inside the membrane surface of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for anti-cancer treatments and for the imaging of multiple solid tumor types. PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor. We are conducting three randomized Phase II trials for bavituximab in combination with standard chemotherapy for front and second-line non-small cell lung cancer (“NSCLC”) and front-line pancreatic cancer. In addition to these company-sponsored trials for bavituximab, we have four investigator-sponsored trials (“IST”) looking at different treatment combinations and additional oncology indications.

PGN650 is our lead PS-targeting imaging agent that represents a potential new approach to imaging cancer. Under our imaging program, in April 2012, we filed an exploratory Investigational New Drug (“IND”) application with the FDA to advance our lead imaging agent PGN650 into clinical development for the imaging of multiple solid tumor types.

Cotara is our lead DNA/histone-targeting antibody based on our Tumor Necrosis Therapy (“TNT”) technology platform. A novel approach to treating brain cancer, Cotara is a targeted monoclonal antibody linked to a radioisotope that is administered as a single-infusion, one-time therapy directly into the tumor, destroying the tumor from the inside out with minimal exposure to healthy tissue. Cotara has been granted orphan drug status and fast track designation for the treatment of glioblastoma multiforme (“GBM”) and anaplastic astrocytoma by the FDA. In addition, we are currently in discussions with the FDA to define the optimal registration pathway for Cotara based on data from patients treated with Cotara in our Phase II recurrent GBM trial and earlier Phase I trials.

We also have a wholly-owned biomanufacturing subsidiary Avid Bioservices, Inc. (www.avidbio.com), which provides integrated cGMP commercial and clinical manufacturing services for Peregrine and third-party clients. Avid was established in 2002 and began commercial production in 2005. Avid’s total revenue generated from third-party clients for fiscal years 2012, 2011, and 2010, amounted to $14,783,000, $8,502,000, and $13,204,000, respectively.

We were originally incorporated in California in June 1981 and reincorporated in the State of Delaware on September 25, 1996. Our principal executive offices are located at 14282 Franklin Avenue, Tustin, California, 92780 and our telephone number is (714) 508-6000. Our internet website addresses are www.peregrineinc.com, www.avidbio.com, and www.peregrinetrials.com. Information contained on, or accessed through, our websites do not constitute any part of this Annual Report.

Products in Clinical-Stage Development

Products we are advancing in clinical trials are focused on the treatment and imaging of cancer. The following product pipeline reflects our current ongoing clinical trials focused on oncology, as further discussed below:

Bavituximab for the Treatment of Solid Tumors

We believe bavituximab may have broad potential for the treatment of multiple types of cancer. Bavituximab is a novel monoclonal antibody with a unique mechanism of action that specifically targets PS exposed on tumor vasculature. In three previously completed Phase II signal-seeking clinical trials in NSCLC and breast cancer, bavituximab in combination with standard chemotherapy regimens demonstrated promising overall response rates (“ORR”), encouraging progression-free survival (“PFS”), and median overall survival (“OS”) with an acceptable safety profile.

Based on these data, we are currently running seven bavituximab oncology trials including a rigorous Phase II study in second-line non-small cell lung cancer (“NSCLC”). The following represents an overview of the ongoing trials and its current status:

Phase IIb Trial - Bavituximab Plus Docetaxel in Second-Line NSCLC

Our current lead indication clinical study is a randomized, double-blinded, placebo-controlled Phase IIb second-line NSCLC study evaluating two dose levels of bavituximab plus docetaxel (“bavituximab-containing arms”) versus docetaxel plus placebo (“control arm”) as second-line treatment in 121 patients with Stage IIIb or Stage IV NSCLC. Patients were randomized to one of three treatment arms in over 50 sites in the U.S. and internationally and enrollment was completed in October 2011. All patients received up to six 21-day cycles of docetaxel (75 mg/m2). In addition, one bavituximab-containing arm received bavituximab (3 mg/kg) weekly, a second bavituximab-containing arm received bavituximab (1 mg/kg) weekly, and the control arm received placebo weekly until progression or toxicity. The primary endpoint of this trial is ORR and secondary endpoints include median PFS, median overall survival (“OS”), duration of response, and safety. Patients were evaluated regularly for tumor response according to Response Evaluation Criteria In Solid Tumors (“RECIST”) criteria.

In May 2012, we announced positive top-line data from this trial from 117 evaluable patients, based on independent radiology reviews and current status of patients as of that date, as shown in the following table:

Treatment Arm	Placebo plus docetaxel	Bavituximab (1 mg/kg) plus docetaxel	Bavituximab (3 mg/kg) plus docetaxel
Overall Response Rate	7.9%	15.0%	17.9%
Median Progression-Free Survival	3.0 months	4.2 months	4.5 months

Both dose levels of bavituximab and docetaxel combination treatment were generally safe and well tolerated with adverse events being similar to the patients receiving docetaxel with placebo. Another secondary endpoint, median OS, in the control arm has already been determined at less than 6 months, while the median has not been reached in either bavituximab-containing arm. We anticipate announcing median OS from this trial in the second half of calendar year 2012, but this is a time-to-event endpoint and could take longer to reach.

Based on these encouraging data and our discussions with medical advisors, our strategy is to pursue Phase III development with bavituximab in second-line NSCLC.

Once a front-line NSCLC patient progresses following a first course of therapy, they are typically treated with a second course of therapy. There are approximately 135,000 patients with NSCLC receiving second-line treatment annually in the U.S., Europe, and Japan. The market for second-line NSCLC therapeutics is expected to exceed $1.0 billion annually by 2019 according to independent market research estimates.

Only three drugs are approved in the U.S. as second-line treatment for NSCLC. Administered as monotherapies, these include pemetrexed (Alimta®), docetaxel (Taxotere®), or erlotinib (Tarceva®). Package insert information for these three products shows ORRs of between 5 and 9% for second-line NSCLC. Given these low response rates with current approved therapies, there is an urgent need for new therapeutic options for second-line NSCLC.

Phase IIb Trial - Bavituximab Plus Paclitaxel/Carboplatin in Front-Line NSCLC

Our ongoing Phase IIb trial is designed to assess bavituximab in combination with paclitaxel and carboplatin in front-line NSCLC. This randomized trial enrolled 86 patients (enrollment completed in September 2011) in approximately 40 sites in the U.S. and internationally. Patients were randomized to one of two treatment arms. All patients received up to six 21-day cycles of paclitaxel (200 mg/m2) and carboplatin (AUC 6). In addition, the bavituximab-containing arm received bavituximab (3 mg/kg) weekly until progression or toxicity. The primary endpoint of this trial is ORR and secondary endpoints included median PFS, median OS, duration of response, and safety. Patients were evaluated regularly for tumor response according to RECIST criteria.

In March 2012, we announced top-line data from this Phase IIb trial in which the primary ORR endpoint was determined by both an independent central review and a local investigator review. Based on an independent central imaging review of eligible patients using RECIST criteria, data showed that patients treated with bavituximab plus carboplatin and paclitaxel demonstrated an ORR of 25%, versus 23% in patients treated with carboplatin and paclitaxel alone. Investigator-determined response rates were 32% for bavituximab plus carboplatin and paclitaxel versus 31% for carboplatin and paclitaxel alone.

Based on local investigator assessments, patients treated with bavituximab plus carboplatin and paclitaxel demonstrated a current median PFS estimate of 5.8 months versus 4.6 months in patients treated with carboplatin and paclitaxel alone, a 26% improvement. These results are consistent with our prior phase II single-arm study testing the same bavituximab combination in front-line NSCLC which showed a 6.1 month median PFS and consistent with several prior published studies with carboplatin and paclitaxel in front-line patients that showed approximately a 4.5 month median PFS. Based on independent central imaging reads, patients demonstrated a current median PFS estimate of 6.7 months for the bavituximab-containing arm and 6.4 months for the chemotherapy-only arm. Dose levels of bavituximab, carboplatin and paclitaxel combination treatment were generally safe and well tolerated with adverse events being similar to the patients receiving carboplatin and paclitaxel. Based on these inconclusive data, we believe median OS will be an important data point from this study and instrumental in determining our next steps in advancing bavituximab in front-line NSCLC. We anticipate announcing median OS from this trial in the second half of calendar year 2012, but this is a time-to-event endpoint and could take longer to reach.

Lung cancer is the leading cause of cancer death, and according to the American Cancer Society, lung cancer is the second most commonly diagnosed cancer in the U.S., with approximately 226,160 new cases and 160,340 deaths each year, representing approximately 28% of all cancer deaths. NSCLC is the most common type of lung cancer, accounting for approximately 85-90% of lung cancer cases.

With new cases being diagnosed and given the limitations of current therapies, there is an urgent need for new therapeutic options for front-line NSCLC.

Current treatment options for front-line NSCLC include chemotherapy drugs gemcitabine (Gemzar®), paclitaxel (Taxol®), or docetaxel (Taxotere®) combined with cisplatin or carboplatin. In addition, pemetrexed has been approved for use in combination with cisplatin for front-line NSCLC and bevacizumab (Avastin®) is often added to the standard chemotherapy for front-line NSCLC.

Phase II Trial - Bavituximab Plus Gemcitabine in Pancreatic Cancer

Our ongoing Phase II trial is designed to assess bavituximab in combination with gemcitabine in previously untreated stage IV pancreatic cancer patients. This randomized trial enrolled 70 patients (enrollment completed in June 2012) in approximately 29 sites in the U.S. and internationally. Patients were randomized to one of two treatment arms. All patients received gemcitabine (1000 mg/m2) on days 1, 8 and 15 of each 28 day cycle (4 weeks) until disease progression or unacceptable toxicities. In addition, patients in the bavituximab-containing arm received bavituximab (3 mg/kg) weekly. The primary endpoint of this trial is median OS and secondary endpoints include median PFS, ORR, duration of response, and safety. Patients will be evaluated regularly for tumor response according to RECIST criteria.

We initiated this trial based on prior early clinical and preclinical data. In a Phase Ib trial evaluating bavituximab in combination with different chemotherapies, bavituximab with gemcitabine demonstrated a positive safety profile in advanced cancer patients. Preclinical pancreatic cancer animal model studies show gemcitabine increases the exposure of bavituximab’s PS target on tumor vasculature. In addition, this combination treatment enhanced anti-tumor activity and inhibited metastases without added toxicity in preclinical models. We anticipate reporting interim OS data from this trial in the second half of calendar year 2012 , but this is a time-to-event endpoint and could take longer to reach.

Pancreatic cancer is the fourth leading cause of cancer death. There are approximately 105,000 pancreatic cancer patients treated annually in the U.S., Europe, and Japan. The current market for pancreatic cancer therapeutics is approximately $694 million annually and is expected to approach $830 million annually by 2019 according to independent market research estimates. Current treatment for pancreatic cancer patients includes gemcitabine (Gemzar®) with or without erlotinib (Tarceva®). Patients treated with gemcitabine typically have a time-to-progression of 2-3 months and median OS of approximately 6 months.

Investigator-Sponsored Trials (“IST”) Program

In addition to our Company-sponsored trials, we initiated an IST program for bavituximab as a cost-effective way of generating additional clinical data on bavituximab’s broad therapeutic potential. The investigator plans, designs, and conducts the study under their own Investigational New Drug (“IND”) application. Our goal is to have investigators’ trials supported from a variety of public and private sources, such as governments and foundations, and we will supply the clinical materials of our products produced by our subsidiary Avid Bioservices with modest financial support, if necessary. These multiple small studies can provide additional insight into bavituximab’s mechanism of action, augment our safety database, and evaluate new combination therapy approaches to treating cancer patients. We currently have four ISTs that are enrolling and dosing patients. In March 2012, at the American Academy of Cancer Research (“AACR”) Annual Meeting, preliminary data was presented on three of these four ongoing trials, as further described below.

—	Advanced Liver Cancer IST. A Phase I/II trial evaluating bavituximab combined with sorafenib (Nexavar®) in up to 50 patients with advanced liver cancer (hepatocellular carcinoma, or HCC) showed that of the nine patients enrolled in the Phase I portion of the study, no dose-limiting toxicities or serious adverse events were observed and the trial is now enrolling in the Phase II part of the study. This trial continues to enroll and dose patients.

—	Front-line NSCLC IST. A Phase Ib trial evaluating bavituximab with pemetrexed and carboplatin in up to 25 patients with locally advanced or metastatic NSCLC showed that five patients enrolled with locally advanced or metastatic NSCLC showed a promising safety profile comparable to that expected for the chemotherapy combination alone, with three of the five patients achieving a partial tumor response and no signs of unexpected safety events. This trial continues to enroll and dose patients.

—	HER2-negative Metastatic Breast Cancer IST. A Phase I trial evaluating bavituximab combined with paclitaxel in up to 14 patients with HER2-negative metastatic breast cancer showed that five evaluable patients with HER-2 negative metastatic breast cancer showed a promising safety profile comparable to that expected for the chemotherapy combination alone, two patients achieved a complete tumor response, one achieved a partial response, and two had progressive disease according to RECIST measurement criteria. This trial continues to enroll and dose patients.

—	Second-line Castration Resistant Prostate Cancer IST. A Phase I/II trial evaluating bavituximab combined with cabazitaxel in up to 31 patients with second-line castration resistant prostate cancer (CRPC) continues to enroll and dose patients.

PS-Targeting Imaging Program

In addition to our PS-targeting antibodies potential to treat cancer, we believe these antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. PS-targeting antibodies are able to target diseases that present PS on the surface of distressed cells, which we believe is present in multiple disease settings. In oncology, PS is a molecule usually located inside the membrane of healthy cells, but "flips" and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for the imaging of multiple solid tumor types.

Our initial clinical candidate is 124I -PGN650 (“PGN650”), a first-in-class PS-targeting F(ab’)2 fully human monoclonal antibody fragment joined to the positron emission tomography (“PET”) imaging radio-isotope iodine-124 (124I) that represents a potential new approach to imaging cancer. In preclinical studies, PGN650 accumulates in tumor vasculature and provides exceedingly clear in vivo tumor images.

In April 2012, we filed an Investigational New Drug Application with the FDA to advance our lead imaging agent PGN650 into clinical development for the imaging of multiple solid tumor types. Our initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform. Results from this study may open the door for multiple applications including development of antibody drug conjugates (“ADC”), the ability of PGN650 to monitor the effectiveness of current standard cancer treatments, and the ability to potentially select patients that may benefit from bavituximab-based treatment. The trial will enroll up to 12 patients. Patients will receive an imaging dose followed by three (3) PET images: two images on day one and one image on either day 2 or 3. Successful results from this trial could support several promising new areas of research in the imaging and diagnostic fields.

Cotara for the Treatment of Brain Cancer

Our novel single-treatment brain cancer therapy Cotara is our first agent based on our Tumor Necrosis Therapy (“TNT”) technology platform. Cotara is a targeted monoclonal antibody conjugated to Iodine 131, a therapeutic radioisotope that is administered as a single-infusion therapy directly into the tumor destroying the tumor from the inside out, with minimal exposure to healthy tissue. In four prior clinical studies, Cotara has demonstrated encouraging survival, localization to the tumor, and an acceptable safety profile in patients with brain cancer.

Cotara has been granted FDA and European Medicines Agency (“EMA”) orphan drug status for glioblastoma multiforme (“GBM”) and anaplastic astrocytoma and fast track designation in the U.S. for the treatment of recurrent GBM.

In our Phase II open-label, multicenter trial, 41 GBM patients at first relapse received a single-treatment with Cotara. The primary endpoint was safety and tolerability of the maximum tolerated dose, a single 25-hour interstitial infusion of 2.5 mCi/cc of Cotara. Secondary endpoints include median OS, median PFS, and proportion of patients alive at six months after treatments. Median OS for patients treated with Cotara was 9.3 months, consistent with a prior Phase II trial. The 6-month, 12-month and 24-month survival estimates are 73%, 38% and 22%, respectively, and two patients survived three years after a single treatment with Cotara.

Cotara was generally safe and well tolerated in this trial. The most common drug-related adverse events (AEs) were neurologic in nature and most were managed with corticosteroids. Based on these data, we continue to have discussions with the FDA to define the optimal registration pathway for Cotara.

According to the American Cancer Society, in 2012 there are expected to be an estimated 22,900 malignant tumors diagnosed and approximately 13,700 deaths attributed to brain or spinal cord cancer in the United States. GBM accounts for about 15% of all brain tumors and primarily occurs in adults between ages of 45 and 70. Overall, the 5-year survival rate is only 5%.

Other Research and Development Programs

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

We have conducted a randomized Phase II trial for previously untreated genotype 1 chronic HCV patients with bavituximab. In this trial, 66 patients were randomly assigned to one of three treatment arms. Patients received daily oral ribavirin (1000 mg) with either weekly bavituximab (0.3 mg/kg or 3 mg/kg) or pegylated interferon alpha-2a (180 µg) for up to 12 weeks and were tested for safety parameters and antiviral activity.

The primary endpoint of the study is the proportion of patients achieving early virologic response (“EVR”), an early predictor of which patients are likely to clear virus with continued treatment. EVR is defined as a greater than or equal to 2 log reduction in HCV RNA after 12 weeks of treatment. Secondary endpoints include safety, tolerability and HCV viral kinetics.

In December 2011, we announced preliminary data from this trial indicating that both dose levels of bavituximab with ribavirin demonstrated antiviral activity, with patients receiving the 0.3 mg/kg dosing level having a more pronounced antiviral effect. In addition, a comparison of the viral data indicated that the kinetics of antiviral activity were different between the interferon and bavituximab treatment groups with a high percentage of those patients achieving EVR in the interferon arm of the study doing so between week 4 and week 8 and the majority of patients achieving EVR in the bavituximab groups doing so at the week 12 end of study time point. Data also showed that more patients had achieved EVR in the interferon-containing group by the end of the study, however based on the nature of late EVR development in the bavituximab containing arms at the very end of the 12 week trial, a longer-term evaluation would be warranted to adequately compare the effectiveness of bavituximab and interferon. Lastly, data showed that the combination of bavituximab and ribavirin appeared safe and well tolerated with patients reporting fewer side effects than in the interferon-containing arm. We believe that future studies evaluating longer bavituximab treatment durations at or around the lower dose level in combination with ribavirin and potentially direct acting antivirals in certain patient populations may hold promise as interferon-free HCV therapeutic regimens. Our goal is to secure a partner who will lead the future development of this program.

Mechanism of Action of Our Technology Platforms

Our three products in clinical development fall under two technology platforms: PS-targeting technology and Tumor Necrosis Therapy (“TNT”) technology.

PS-Targeting Technology Platform

Peregrine’s new class of PS-targeting therapeutics are monoclonal antibodies that target and bind to components of cells normally found only on the inner surface of the cell membrane. This target is a specific phospholipid known as phosphatidylserine (“PS”). Under stress or apoptosis, PS becomes exposed on the surface of tumor blood vessels and on virus infected cells, exposing a specific target for imaging and therapy of multiple diseases.

PS is a highly immunosuppressive molecule that inactivates the body’s immune system from recognizing the disease. Bavituximab targets and binds to exposed PS on tumor blood vessels and virally infected cells, and has been shown to reactivate the body’s immune system, restoring its ability to recognize and respond to tumors and viruses by blocking PS-mediated immunosuppression.

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

In-Licensing Collaborations

The following discussions cover our collaborations and in-licensing obligations related to our products in clinical trials:

PS-Targeting Program

During fiscal year 2011, we expensed $114,000 associated with milestone obligations under in-licensing agreements covering our PS-targeting program, which is included in research and development expense in the accompanying consolidated statements of operations. We did not incur any milestone related expenses during fiscal years 2012 and 2010. In addition, no product revenues have been generated from the PS-targeting program to date. The following represents a summary of our current potential milestone obligations under our various agreements covering our bavituximab and PGN650 programs:

Bavituximab

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the PS-targeting technology platform from the UT Southwestern Medical Center at Dallas (“UTSWMC”), including bavituximab. During November 2003, we entered into a non-exclusive license agreement with Genentech, Inc., to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program. During December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc., (“Avanir”) covering the generation of a chimeric monoclonal antibody. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to bavituximab, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. The following table provides certain information with respect to each of our in-licensing agreements relating to our bavituximab program.

Licensor	Agreement Date	Expiration Date	Total Milestones Incurred To Date	Potential Future Milestone Obligations (1)
UTSWMC	August 2001	(2)	$98,000	$375,000
UTSWMC	August 2005	(3)	$85,000	$375,000
Lonza	March 2005	(4)	$64,000	(5)
Avanir	December 2003	(6)	$50,000	$1,050,000
Genentech, Inc.	November 2003	December 2018	$500,000	$5,000,000
Total			$797,000	$6,800,000

(1)	Potential future milestone obligations are generally tied to regulatory progress to gain product approval, which approval significantly depends on positive clinical trials results. In addition, potential future milestone obligations vary by license agreement (as defined in each license agreement) and depend on valid claims under each of these underlying agreements at the time the potential milestone is achieved, however, the following clinical development and regulatory milestones are typical of such potential future milestone events: upon dosing of first patient in a Phase I, Phase II, and/or Phase III clinical trial; completion of patient enrollment in a phase II trial; submission of a biologics license application in the U.S.; and upon FDA approval.

(2)	Expiration date of the license agreement occurs upon expiry of underlying patents. These patents, and certain related patent applications that may issue as patents, are currently set to expire between 2019 and 2021.

(3)	Expiration date of the license agreement occurs upon expiry of underlying patents. These patents, and certain related patent applications that may issue as patents, are currently set to expire between 2023 and 2025.

(4)	Expiration date of the license agreement is 15 years from first commercial sale or upon expiry of underlying patents, whichever occurs last. The last patent covered under this license agreement expires in November 2016.

(5)	In fiscal year 2011, we incurred a milestone fee of 37,500 pounds sterling ($64,000 U.S.) upon commencement of patient enrollment in our first randomized phase II clinical trial using bavituximab, which amount would continue as an annual license fee thereafter until completion of patient enrollment, at which time the annual license fee would increase to 75,000 pounds sterling per annum. During fiscal year 2012, we completed patient enrollment of the aforementioned phase II clinical trial, which triggered the annual license fee to increase to 75,000 pounds sterling per annum (or approximately $122,000 U.S. based on the exchange rate at April 30, 2012). In addition, in the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year (or approximately $488,000 U.S. based on the exchange rate at April 30, 2012).

(6)	Expiration date of license agreement is 10 years from first commercial sale in each respective country.

Of the total potential future milestone obligation of $6,800,000, we anticipate milestone obligations not to exceed $200,000 during fiscal year 2013. In addition, of the total potential future milestone obligations of $6,800,000, up to $6,400,000 would be due upon the first commercial approval of a drug candidate developed under our PS-targeting program, including bavituximab, with the technologies licensed pursuant to such license agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these milestones will occur, if at all.

PGN650

In October 1998, we exclusively in-licensed worldwide rights from UTSWMC, to certain patent families, which was amended in January 2000 to license patents related to aminophospholipid targeting conjugates, such as PGN650. Under the October 1998 license agreement, as amended, we are obligated to pay UTSWMC future milestone payments of up to $300,000 for PGN650 based on the achievement of certain potential clinical development and commercial milestones, plus a low single digit royalty on net sales. Under this agreement, we do not anticipate any milestone obligations during fiscal year 2013.

In addition, during fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with Affitech A/S regarding the generation and commercialization of a certain number of fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates, including our imaging agent PGN650. Under the terms of the development and commercialization agreement, we have elected to enter into a license agreement for the PS-targeting antibody used to create PGN650, and therefore, are obligated to pay future milestones payments of up to $1,971,000 based on the achievement of certain potential clinical development and regulatory milestones, plus a low single digit royalty on net sales. We anticipate milestone obligations for PGN650 under this agreement to not exceed $101,000 during fiscal year 2013.

Tumor Necrosis Therapy (Cotara)

We acquired the patent rights to the Tumor Necrosis Therapy (“TNT”) technology, including Cotara, in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders. To date, no product revenues have been generated from Cotara.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara. Under the terms of the agreement, we will pay a royalty (in the low single digits) on net sales of any products we market that utilize the underlying technology. In the event a product is approved and we or Lonza do not manufacture Cotara, we would owe Lonza 300,000 pounds sterling per year (or approximately $488,000 U.S. based on the exchange rate at April 30, 2012) in addition to an increased royalty (in the low single digits) on net sales. In addition, upon completion of patient enrollment in our Cotara Phase II clinical trial during fiscal year 2011, we incurred a milestone payment of 75,000 pounds sterling (or $125,000 U.S.), which amount will continue as an annual license fee thereafter. Unless sooner terminated due to a party’s breach of the license agreement, the license agreement with Lonza will terminate upon the last to occur of the expiration of a period of fifteen (15) years following our first commercial sale of a product or the expiration of the last valid claim within the patents that are the subject of the license agreement; provided that if after the expiration of the last claim but prior to the expiration of the fifteen (15) year period, Lonza has publicly made available certain materials and know how, then the agreement will terminate at such time as the materials and know how are made public.

Out-Licensing Collaborations

The following represents a summary of our key out-licensing collaborations:

In October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our TNT technology for use in the application of cytokine fusion proteins. During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the agreement, we would receive a royalty on net sales if a product is approved under the agreement. Merck KGaA has not publicly disclosed the current development status of its program.

In July 2009, we entered into a patent assignment and sublicense agreement (collectively, the “Affitech Agreements”) with Affitech A/S (“Affitech”), whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84. We recognized revenue of $350,000 during fiscal years 2012 and 2011 and $243,000 during fiscal year 2010 under the Affitech Agreements, which amounts are included in license revenue in the accompanying consolidated financial statements. During September 2010, Peregrine and Affitech amended certain terms of the Affitech Agreements for sublicenses entered into by Affitech with non-affiliates for the territories of Brazil, Russia and other countries of the Commonwealth of Independent States (CIS) (“September 2010 Amendment”). Under the amended terms, Peregrine and Affitech will reinvest their respective portions of any future milestone payments to be received under the agreements for the countries of Brazil, Russia and the CIS toward the further development of AT001/r84. In the event Affitech enters into a licensing deal for AT001/r84 with a non-affiliate in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us for our milestone payments that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories. The remaining terms of the Affitech Agreements remain unchanged, including milestone and royalty payments. As of April 30, 2012, we have not received any payments from Affitech under the September 2010 Amendment.

In May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our TNT technologies in certain Asia-Pacific Economic Cooperation (APEC) countries. Under the terms of the Agreements, we licensed certain non-exclusive and exclusive rights and assigned certain exclusive development and commercialization rights under our TNT program in certain APEC countries. We have retained exclusive rights to our TNT program in the United States, European Union countries, and other select countries internationally. Under the terms of the Agreements, we could receive low double digit royalties on net sales, as defined in the Agreements. During fiscal year 2012, we recognized revenue of $100,000 under the Agreements, which amount is included in license revenue in the accompanying consolidated financial statements. No revenue was recognized under the Agreements during fiscal year 2011.

Avid Bioservices, Inc., Integrated Biomanufacturing Subsidiary

Our wholly-owned subsidiary, Avid Bioservices, Inc. (“Avid”) is a Contract Manufacturing Organization (“CMO”) that provides fully-integrated services from cell line development to commercial current Good Manufacturing Practices (“cGMP”) biomanufacturing for Peregrine and Avid’s third-party clients. Avid’s total revenue generated from third-party customers for fiscal years 2012, 2011, and 2010 amounted to $14,783,000, $8,502,000, and $13,204,000, respectively.

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

The second phase of the process is in the manufacturing facility. Once the process is developed, pilot runs are generally performed using smaller scale bioreactors, such as the 36 or 100 liter bioreactors, in order to verify the process. Once the process is set, the process will be transferred to GMP manufacturing and a pilot run(s) or full scale engineering run(s) will be performed to finalize manufacturing batch records. After completing the pilot batch run(s), full-scale cGMP manufacturing is typically initiated. Once the cGMP run(s) is completed, batch samples are taken for various required tests, including sterility and viral testing. Once the test results verify that the material meets specifications, the material and/or product is released for its intended use.

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

To date, Avid has been audited and qualified by large and small, domestic and foreign, biotechnology companies interested in the production of biologic material for clinical and commercial use. Additionally, Avid has been audited by the European Regulatory authorities, the FDA and the California Department of Health.

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

The regulatory process, which includes extensive preclinical testing and clinical trials of each product candidate to study its safety and efficacy, is uncertain, takes many years and requires the expenditure of substantial resources. We cannot assure you that the clinical trials of our product candidates under development will demonstrate the safety and efficacy of those product candidates to the extent necessary to obtain regulatory approval.

The activities required before a product may be marketed in the U.S., such as Cotara or bavituximab, are generally performed in the following sequential steps:

1.	Preclinical testing. This generally includes evaluation of our products in the laboratory or in animals to characterize the product and determine safety and efficacy. Some preclinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice.

2.	Submission to the FDA of an Investigational New Drug application (“IND”). The results of preclinical studies, together with manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND, which must become effective before the clinical trials can begin. Once a new IND is filed, the FDA has 30 days to review the IND. The IND will automatically become effective 30 days after the FDA received the application, unless the FDA indicates prior to the end of the 30-day period that the application raises concerns that must be resolved to the FDA’s satisfaction before clinical trials may proceed. If the FDA raises concerns at any time, we may be unable to resolve the issues in a timely fashion, if at all.

3.	Completion of clinical trials. Human clinical trials are necessary to seek approval for a new drug or biologic and typically involve a three-phase process. In Phase I, small clinical trials are generally conducted to determine the safety of the product. In Phase II, clinical trials are generally conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In Phase III, clinical trials are generally conducted to provide sufficient data for the statistically valid proof of safety and efficacy. A clinical trial must be conducted according to good clinical practices under protocols that detail the trial’s objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated, and informed consent must be obtained from all study subjects. Each protocol involving U.S. trial sites must be submitted to the FDA as part of the IND. The FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the Agency. Similarly, trials conducted outside the U.S. require notification and/or approval by the governing Health Authority (“HA”). In addition, before a clinical trial can be initiated, each clinical site or hospital administering the product must have the protocol reviewed and approved by an institutional review board (“IRB”) or independent ethics committee (“IEC”). The IRB/IEC will consider, among other things, ethical factors and the safety of human subjects. The IRB/IEC may require changes in a protocol, which may delay initiation or completion of a study. Phase I, Phase II or Phase III clinical trials may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, the HA (including the FDA) or an IRB/IEC may suspend a clinical trial at any time for various reasons, including a finding that the healthy individuals or patients are being exposed to an unacceptable health risk.

4.	Submission to the FDA of a Biologics License Application (“BLA”) or New Drug Application (“NDA”). After completion of clinical studies for an investigational product, a BLA or NDA is submitted to the FDA for product marketing approval. No action can be taken to market any new drug or biologic product in the U.S. until the FDA has approved an appropriate marketing application.

5.	FDA review and approval of the BLA or NDA before the product is commercially sold or shipped. The results of preclinical studies, clinical trials, and manufacturing information are submitted to the FDA in the form of a BLA or NDA for approval of the manufacture, marketing and commercial shipment of the product. The FDA may take a number of actions after the BLA or NDA is filed, including but not limited to, denying the BLA or NDA if applicable regulatory criteria are not satisfied, requiring additional clinical testing or information; or requiring post-market testing and surveillance to monitor the safety or efficacy of the product. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

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

Our bavituximab product is shipped directly from our facility to the clinical trial sites or to third party depots that distribute the clinical trial materials to clinical sites. Our TNT antibodies are shipped to a third party facility for radiolabeling (the process of attaching the radioactive agent, Iodine 131, to the antibody). From the radiolabeling facility, Cotara (the radiolabeled-TNT antibodies) is shipped directly to the clinical sites for use in clinical trials.

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

The information given above is based on our current understanding of the patents and patent applications that we own, control, or have exclusively licensed. The information is subject to revision, for example, in the event of changes in the law or legal rulings affecting our patents or if we become aware of new information. In particular, the expiry information given above does not account for possible extension of any U.S. or foreign patent to recapture patent term effectively lost as a result of FDA or other health authority regulatory review. We intend to seek such extensions, as appropriate to approved product(s), which may be up to a maximum of five years (but not extending the term of a patent beyond 14 years).

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC and pancreatic cancer. Although we are not aware of any other products in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® (bevacizumab) by Roche/Genentech, Gleevec® (imatinib) by Novartis, Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche/Genentech, Erbitux® (Cetuximab) by ImClone Systems Incorporated and Bristol-Myers Squibb Company, Rituxan® (rituximab) and Herceptin® (trastuzumab) by Roche/Genentech, Vectibix® (panitumumab) by Amgen, afatinib by Boehringer Ingelheim, XALKORI® (crizotinib) by Pfizer, iniparib by Sanofi-Aventis, ganetespib by Synta Pharmaceuticals, ARQ-197 by ArQule and Daiichi Sankyo, and Yervoy® (ipilimumab) by Bristol-Myers Squibb Company. Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to Provenge® (sipuleucel-T) and other Active Cellular Immunotherapy candidates by Dendreon, Emepepimut-S by Biomira and EMD Serono, and Astuprotimut-r by GlaxoSmithKline. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

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

Other developmental candidates include, but are not limited to protease inhibitors, polymerase inhibitors, cyclophilin inhibitors and other direct-acting antiviral candidates such as ANA-508 by Anadys, Danoprevir by Roche, DEB-205 by Novartis and Debiopharm, Filibuvir by Pfizer, PSI-7977 by Pharmasset/Gilead Sciences, nitazoxanide by Romark and Chugai, RG7128 by Pharmasset/Gilead Sciences, and TMC435 by Medivir and Johnson & Johnson. There are a significant number of companies developing HCV therapeutics using a variety of approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

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

Research and Development

A major portion of our operating expenses to date is related to research and development. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses were $35,688,000 in fiscal year 2012, $29,462,000 in fiscal year 2011, and $24,658,000 in fiscal year 2010.

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

Human Resources

As of April 30, 2012, we employed 172 full-time employees and 2 part-time employees. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Glossary of Terms

Adjuvant - An agent added to a drug to increase or aid its effect.

Antibody - Protein formed by the body to help defend against infection and disease.

Antibody Drug Conjugate (“ADC”) – A targeted therapy consisting of an antibody linked to a payload drug.

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

European Medicines Agency (“EMA”) -The European Medicines Agency is responsible for the scientific evaluation of medicines developed by pharmaceutical companies for use in the European Union.

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

I-124 – A radioactive isotope of iodine emitting protons that can be used in positron emission tomography (“PET”) imaging.

Investigational New Drug Application (“IND”) - The application submitted to the FDA requesting permission to conduct human clinical trials.

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

Positron Emission Tomography (“PET”) - A computerized radiographic technique that employs positron-emitting radioisotope to examine the metabolic activity of various body structures or physiological functions in the body.

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

At April 30, 2012, we had $18,033,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2012, we raised $34,330,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements). Subsequent to April 30, 2012 and through June 30, 2012 we raised an additional $1,496,000 in gross proceeds under an At Market Issuance Agreement (as described in Note 7 to the accompanying consolidated financial statements). As of June 30, 2012, additional shares of our common stock for aggregate gross proceeds of up to $185,886,000 remained available under our current effective shelf registration statements on Form S-3.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2013, our ability to raise additional capital in the equity markets is also dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition, although we have historically financed our operations through the issuance of equity, we may also raise additional capital through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, license or partner our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the third quarter of our fiscal year 2013 ending January 31, 2013. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the third quarter of our fiscal year 2013 unless we raise additional capital. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

We have had significant losses and we anticipate future losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for each of the past three fiscal years:

Net Loss
Fiscal Year 2012	$42,119,000
Fiscal Year 2011	$34,151,000
Fiscal Year 2010	$14,494,000

As of April 30, 2012, we had an accumulated deficit of $338,124,000. While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. Furthermore, as evidenced by the increase in our net loss over the past two fiscal years, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

Our future ability to raise capital may be limited by applicable laws and regulations.

Our future ability to raise additional capital through the sale and issuance of our equity securities may be limited by, among other things, current Securities and Exchange Commission (“Commission”) and The NASDAQ Stock Market rules and regulations. We have historically raised capital from the primary offering of shares of our common stock from shelf registration statements on Form S-3, which typically enables us to raise capital on a more timely and cost effective basis than through other means, such as the registration of a securities offering under a Form S-1 registration statement. Under current Commission rules and regulations, to be eligible to use a Form S-3 registration statement for primary offerings without restriction as to the amount of securities to be sold and issued, the aggregate market value of our common equity held by non-affiliates (our “public float”) must be at least $75 million at the time we file the Form S-3 (calculated pursuant to the General Instructions to Form S-3). Furthermore, with respect to our effective Form S-3 registration statements, the Commission’s rules and regulations require that we periodically re-evaluate the value of our public float (typically when we file our Annual Report on Form 10-K) to determine whether we continue to satisfy the foregoing public float requirement. Although, as of the date of this filing, we satisfy the $75 million public float requirement (and are therefore not subject to the following described limitation), in the event that at a future re-evaluation date (i.e., the filing of our next Annual Report), or upon the filing of a new Form S-3 registration statement, we do not satisfy the $75 million public float requirement, the amount we could raise through primary offerings of our securities in any 12-month period using the Form S-3 registration statement would be limited to an aggregate of one-third of our public float. Moreover, the market value of all securities sold by us under our Form S-3 registration statements during the 12-month period prior to any intended sale will be subtracted from that amount to determine the amount we can then raise under our Form S-3 registration statements. Notwithstanding the foregoing, in the event that we become subject to the foregoing one-third limitation but our public float subsequently increases to $75 million or more, such limitation would cease to apply until we conduct our next re-evaluation.

The sale of substantial shares of our common stock may depress our stock price.

As of April 30, 2012, there were 101,421,365 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 16,963,060 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and for outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	12,305,978
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,437,115
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	16,963,060

In addition, the above table does not include shares of common stock we could potentially issue from time to time, in one or more offerings, under our current effective shelf registration statements in exchange for remaining aggregate gross proceeds of up to $187,382,000 as of April 30, 2012.

Of the total options and warrants outstanding as of April 30, 2012, none would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at April 30, 2012.

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

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2012:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2012
Quarter Ended April 30, 2012	$1.14	$0.39	7,397	282
Quarter Ended January 31, 2012	$1.53	$0.85	7,162	138
Quarter Ended October 31, 2011	$1.88	$0.95	2,450	110
Quarter Ended July 31, 2011	$2.48	$1.56	1,012	144

Fiscal Year 2011
Quarter Ended April 30, 2011	$2.74	$2.05	929	152
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140

Fiscal Year 2010
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64
Quarter Ended July 31, 2009	$5.65	$1.85	7,345	39

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

—	announcements of technological innovations or new commercial products by us or our competitors;
—	publicity regarding actual or potential company-sponsored clinical trial and investigator-sponsored clinical trial results relating to products under development by us or our competitors;
—	significant changes in our financial results or that of our competitors, including our abilities to continue as a going concern;
—	the offering and sale of shares of our common stock at a discount under an equity transaction;
—	significant changes in our capital structure;
—	published reports by securities analysts;
—	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
—	developments and/or disputes concerning our patent or other proprietary rights;
—	regulatory developments and product safety concerns;
—	general stock trends in the biotechnology and pharmaceutical industry sectors;
—	public concerns as to the safety and effectiveness of our products;
—	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
—	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On March 28, 2012, we received a deficiency notice from The NASDAQ Stock Market indicating that the Company's minimum bid price had fallen below $1.00 for 30 consecutive business days, and therefore, was not in compliance with NASDAQ Marketplace Rule 5550(a)(2). According to the NASDAQ notice, we have been provided 180 calendar days, or until September 24, 2012, to regain compliance with this minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance within the initial 180-day period, but otherwise meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except for the bid price requirement, we may be granted an additional 180 calendar days to regain compliance, provided that we commit to effect a reverse stock split prior to the expiration of the second 180-day period if such is necessary in order to regain compliance. If we are not eligible for an additional compliance period, NASDAQ will notify us that our securities will be subject to delisting. At that time, we may appeal this determination to delist our securities to a Listing Qualification Panel. In addition, if we fail to regain compliance with the minimum closing bid price requirement or fail to comply with any other NASDAQ Capital Market listing requirements, the market value of our common stock could fall and holders of our common stock would likely find it more difficult to dispose of the common stock.

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

Our development of current and future product candidates is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

—	delays in product development, clinical testing or manufacturing;
—	unplanned expenditures in product development, clinical testing or manufacturing;
—	failure in clinical trials or failure to receive regulatory approvals;
—	emergence of superior or equivalent products;
—	inability to manufacture on our own, or through others, product candidates on a commercial scale;
—	inability to market products due to third party proprietary rights; and
—	failure to achieve market acceptance.

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

In order to obtain FDA approval to market a new drug product, we or our potential partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our potential partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we may continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

—	obtaining regulatory approval to commence a clinical trial;
—	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
—	slower than expected rates of patient recruitment due to narrow screening requirements;
—	the inability of patients to meet FDA or other regulatory authorities imposed protocol requirements;
—	the inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
—	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
—	shortages of chemotherapy or other drugs used in clinical trials in combination with bavituximab;
—	the need or desire to modify our manufacturing processes;
—	the inability to adequately observe patients after treatment;
—	changes in regulatory requirements for clinical trials;
—	the lack of effectiveness during the clinical trials;
—	unforeseen safety issues;
—	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and
—	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

We have experienced, and expect to experience in the future, delays in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of subjects depends on many factors, including:

—	the patient eligibility criteria defined in the protocol;
—	the size of the patient population required for analysis of the trial’s primary endpoints;
—	the proximity of patients to study sites;
—	the design of the trial;
—	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
—	our ability to obtain and maintain patient consents;
—	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
—	competition for patients by clinical trial programs for other treatments.

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

Patient enrollment and patient care provided at our international clinical sites may be delayed or otherwise adversely impacted by social, political and economic factors affecting the particular foreign country.

We have in the past conducted, are currently conducting and intend in the future to conduct, clinical trials globally including clinical sites in India and other countries. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

—	difficulty in establishing or managing relationships with clinical research organizations and physicians;
—	different standards for the conduct of clinical trials and/or health care reimbursement;
—	our inability to locate qualified local consultants, physicians, and partners;
—	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical products and treatment; and
—	general geopolitical risks, such as political and economic instability, and changes in diplomatic and trade relations.

Because some of the trial sites for our Phase II cancer trials are in foreign countries, any disruption to our international clinical trial sites could significantly delay or jeopardize our product development efforts in those areas.

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

Data from our preclinical studies and Phase I and Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients. In addition, the results we have obtained in the Phase II trials may not predict results for any future studies and also may not predict future therapeutic benefit of our drug candidates. We will be required to demonstrate through larger-scale clinical trials that bavituximab and Cotara are safe and effective for use in a diverse population before we can seek regulatory approval for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

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

Even if bavituximab, Cotara, or any future product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

—	our ability to provide acceptable evidence of safety and efficacy;
—	relative convenience and ease of administration;
—	the prevalence and severity of any adverse side effects;
—	availability of alternative treatments;
—	pricing and cost effectiveness;
—	effectiveness of our or our collaborators’ sales and marketing strategy; and
—	our ability to obtain sufficient third-party insurance coverage or reimbursement.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. With regard to pharmaceutical products, among other things, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program.  While there have been and continue to be periodic congressional efforts to repeal some or all of the ACA, such efforts to date have not obtained the approval of both houses of the United States congress. Depending on the outcome of the presidential and congressional elections in November 2012, there could be renewed efforts to repeal or otherwise modify the ACA.  This adds to the uncertainty of the legislative changes enacted as part of ACA, and we cannot predict the impact of ACA or any other legislative or regulatory proposals will have on our business.

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

The business and financial condition of pharmaceutical and biotechnology companies are also affected by the efforts of governments, third-party payors and others to contain or reduce the costs of healthcare to consumers. In the United States and various foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, such as proposals relating to the re-importation of drugs into the U.S. from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. The pendency or approval of such proposals could result in a decrease in our share price or limit our ability to raise capital or to obtain strategic collaborations or licenses.

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

We may also encounter problems with the following:

—	production yields;
—	possible facility contamination;
—	quality control and quality assurance programs;
—	shortages of qualified personnel;
—	compliance with FDA or other regulatory authorities regulations, including the demonstration of purity and potency;
—	changes in FDA or other regulatory authorities requirements;
—	production costs; and/or
—	development of advanced manufacturing techniques and process controls.

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

Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical fields are still evolving. Accordingly, the degree of future protection for our patent rights is uncertain. The risks and uncertainties that we face with respect to our patents include the following:

—	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;
—	the claims of any patents that issue may not provide meaningful protection;
—	we may be unable to develop additional proprietary technologies that are patentable;
—	the patents licensed or issued to us may not provide a competitive advantage;
—	other parties may challenge patents licensed or issued to us;
—	disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, corporate partners and other scientific collaborators; and
—	other parties may design around our patented technologies.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC and pancreatic cancer. Although we are not aware of any other monoclonal antibodies in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® (bevacizumab) by Roche/Genentech, Gleevec® (imatinib) by Novartis, Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche/Genentech, Erbitux® (Cetuximab) by Eli Lilly and Company and Bristol-Myers Squibb Company, Rituxan® (rituximab) and Herceptin® (trastuzumab) by Roche/Genentech, Vectibix® (panitumumab) by Amgen, afatinib by Boehringer Ingelheim, Xalkori® (crizotinib) by Pfizer, iniparib by Sanofi-Aventis and Bipar Sciences, ganetespib by Synta Pharmaceuticals, ARQ-197 by ArQule and Daiichi Sankyo, ganetespib by Synta Pharmaceuticals, and Yervoy® (ipilimumab) by Bristol-Myers Squibb Company. Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to Provenge® (sipuleucel-T) and other Active Cellular Immunotherapy candidates by Dendreon, Emepepimut-S by Biomira and EMD Serono, and Astuprotimut-r by GlaxoSmithKline. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

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

—	no stockholder action may be taken without a meeting, without prior notice and without a vote; solicitations by consent are thus prohibited;
—	special meetings of stockholders may be called only by our Board of Directors; and
—	our Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares, of preferred stock. An issuance of preferred stock with dividend and liquidation rights senior to the common stock and convertible into a large number of shares of common stock could prevent a potential acquiror from gaining effective economic or voting control.

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

Item 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	Properties

Our corporate office, research and development, and manufacturing facilities are located in Tustin, California. We lease an aggregate of approximately 61,000 square feet of office, research and manufacturing space in three adjacent buildings under two separate lease agreements with an aggregate monthly rent expense of approximately $78,000. Both lease agreements initially expire in December 2017, however, our lease agreement associated with two of our leased buildings includes two five-year options to extend the lease through December 2027, while our lease agreement associated with the third leased building includes a five-year option to extend the lease through December 2022. We believe our facilities are adequate for our current needs and that suitable additional substitute space would be available if needed.

Item 3	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a) Market Information. We are listed on The NASDAQ Capital Market under the stock trading symbol “PPHM”. The following table shows the high and low sales price of our common stock for each quarter in the two years ended April 30, 2012:

	Common Stock Sales Price
	High	Low
Fiscal Year 2012
Quarter Ended April 30, 2012	$1.14	$0.39
Quarter Ended January 31, 2012	$1.53	$0.85
Quarter Ended October 31, 2011	$1.88	$0.95
Quarter Ended July 31, 2011	$2.48	$1.56
Fiscal Year 2011
Quarter Ended April 30, 2011	$2.74	$2.05
Quarter Ended January 31, 2011	$3.10	$1.46
Quarter Ended October 31, 2010	$2.08	$1.25
Quarter Ended July 31, 2010	$4.14	$1.51

(b) Holders. As of June 30, 2012, the number of stockholders of record of our common stock was 5,699.

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

The selected consolidated financial data set forth below as of April 30, 2012 and 2011, and for the fiscal years ended April 30, 2012, 2011 and 2010, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of April 30, 2010, 2009 and 2008, and for the fiscal years ended April 30, 2009 and 2008, are derived from our audited consolidated financial statements that are contained in Annual Reports previously filed with the SEC, not included herein.

CONSOLIDATED STATEMENTS OF OPERATIONS

FIVE YEARS ENDED APRIL 30,

	2012	2011	2010	2009	2008

Revenues	$15,233,000	$13,492,000	$27,943,000	$18,151,000	$6,093,000

Net loss	$(42,119,000)	$(34,151,000)	$(14,494,000)	$(16,524,000)	$(23,176,000)

Basic and diluted loss per common share	$(0.50)	$(0.56)	$(0.30)	$(0.37)	$(0.52)

Weighted average common shares outstanding	83,572,761	60,886,392	49,065,322	45,246,293	44,229,669

CONSOLIDATED BALANCE SHEET DATA

CONSOLIDATED BALANCE SHEET

AS OF APRIL 30,

	2012	2011	2010	2009	2008

Cash and cash equivalents	$18,033,000	$23,075,000	$19,681,000	$10,018,000	$15,130,000

Working capital	$7,153,000	$13,136,000	$12,733,000	$1,270,000	$12,403,000

Total assets	$28,262,000	$34,766,000	$29,335,000	$23,127,000	$23,057,000

Long-term debt	$46,000	$124,000	$1,375,000	$3,212,000	$22,000

Accumulated deficit	$(338,124,000)	$(296,005,000)	$(261,854,000)	$(247,360,000)	$(230,836,000)

Stockholders’ equity	$9,483,000	$15,418,000	$13,407,000	$901,000	$15,595,000

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is included to describe our financial position and results of operations for each of the three years in the period ended April 30, 2012. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment and diagnosis of cancer. We are currently advancing our two Phase II oncology programs with our lead product candidates, bavituximab and Cotara. In addition, we are advancing our lead imaging agent, 124I-PGN650 (“PGN650”), into clinical development for the imaging of multiple solid tumor types.

Our pipeline of novel investigational monoclonal antibodies is based on two first-in-class technology platforms, including phosphatidylserine (“PS”)-targeting antibodies and DNA/histone-targeting antibody (Cotara).

Bavituximab is our lead PS-targeting antibody that has demonstrated broad therapeutic potential in combination with chemotherapy across multiple oncology indications and represents a new approach to treating cancer. PS is a highly immunosuppressive molecule usually located inside the membrane surface of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for anti-cancer treatments. PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor.

Bavituximab’s therapeutic potential is currently being evaluated in seven clinical trials including three randomized Phase II trials in second-line non-small cell lung cancer (“NSCLC”), front-line NSCLC, and front-line pancreatic cancer, as well as in four investigator-sponsored trials (“IST”) in additional oncology indications.

Our current lead indication clinical study is a randomized, double-blinded, placebo-controlled Phase II second-line NSCLC study evaluating two dose levels of bavituximab plus docetaxel (“bavituximab-containing arms”) versus docetaxel plus placebo (“control arm”) as second-line treatment in 121 patients with Stage IIIb or Stage IV NSCLC. In May 2012, we announced positive top-line overall response rate (“ORR”) data (primary endpoint) and median progression-free survival (“PFS”) (one secondary endpoint) from this trial from 117 evaluable patients, based on independent radiology reviews and current status of patients as of that date, as shown in the following table:

Treatment Arm	Placebo plus docetaxel	Bavituximab (1 mg/kg) plus docetaxel	Bavituximab (3 mg/kg) plus docetaxel
Overall Response Rate	7.9%	15.0%	17.9%
Median Progression-Free Survival	3.0 months	4.2 months	4.5 months

In addition, another secondary endpoint, median overall survival (“OS”), in the control arm has already been determined at less than 6 months, while the median has not been reached in either bavituximab-containing arm. We anticipate announcing median OS from this trial in the second half of calendar year 2012, but this is a time-to-event endpoint and could take longer to reach.

. Based on these encouraging data and our discussions with medical advisors, our strategy is to pursue Phase III development with bavituximab in second-line NSCLC.

We are also conducting a randomized Phase II trial designed to evaluate bavituximab plus carboplatin and paclictaxel versus carboplatin and paclitaxel alone as front-line therapy in 86 patients with Stage IIIb or Stage IV NSCLC. In March 2012, we announced top-line ORR (primary endpoint) and current median PFS (one secondary endpoint) from this trial from 83 evaluable patients. Initial ORR and median PFS data from this study were deemed inconclusive and therefore, we believe median OS (one secondary endpoint) will be an important data point from this study and instrumental in determining our next steps in advancing bavituximab in front-line NSCLC in combination with carboplatin and paclitaxel. We anticipate announcing median OS from this trial in the second half of calendar year 2012, but this is a time-to-event endpoint and could take longer to reach.

In addition to our NSCLC trials, in June 2012, we announced the completion of patient enrollment in our Phase II randomized trial evaluating bavituximab in combination with gemcitabine versus gemcitabine alone in 70 patients with previously untreated pancreatic cancer patients. The primary endpoint from this trial is median OS and the secondary endpoints are ORR and median PFS. Interim data from this trial is expected in the second half of calendar year 2012.

With respect to ISTs, our clinical collaborators are evaluating new bavituximab drug combinations and additional oncology indications in the following trials: (i) a Phase I/II trial evaluating bavituximab combined with sorafenib in patients with advanced hepatocellular carcinoma (“HCC”), or liver cancer, (ii) a Phase I/II trial evaluating bavituximab combined with cabazitaxel in second-line castration resistant prostate cancer (“CRPC”), (iii) a Phase Ib trial evaluating bavituximab combined with pemetrexed and carboplatin in front-line NSCLC, and (iv) a Phase I trial evaluating bavituximab combined with paclitaxel in patients with HER2-negative metastatic breast cancer. Enrollment is ongoing in each of the four IST’s.

In addition to bavituximab’s therapeutic potential to treat multiple solid tumors, we believe these PS-targeting antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. In April 2012, we filed an Investigational New Drug Application (“IND”) with the United States Food and Drug Administration (“FDA”) to advance our lead imaging agent PGN650 into clinical development for the imaging of multiple solid tumor types. Our initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform. The trial will enroll up to 12 patients and results from this study may open the door for multiple applications including development of antibody drug conjugates (“ADC”), the ability of PGN650 to monitor the effectiveness of current standard cancer treatments, and the ability to potentially select patients that may benefit from bavituximab-based treatment.

Cotara is our lead DNA/histone H1-targeting antibody based on our Tumor Necrosis Therapy (“TNT”) technology platform. A novel approach to treating brain cancer, Cotara is a monoclonal antibody linked to a radioisotope that is administered as a single-infusion, one-time therapy directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue. In calendar year 2011, we reported what we believe is promising median OS of 9.3 months in patients with glioblastoma multiforme (“GBM”) at first relapse following a single dose of Cotara in a Phase II clinical trial. Based on these data and data from earlier clinical studies, we have entered into active discussion with the FDA regarding a registration pathway for Cotara to further advance the program. Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the FDA.

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

At April 30, 2012, we had $18,033,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2012, we raised $34,330,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements). Subsequent to April 30, 2012 and through June 30, 2012 we raised an additional $1,496,000 in gross proceeds under an At Market Issuance Agreement (as described in Note 7 to the accompanying consolidated financial statements). As of June 30, 2012, additional shares of our common stock for aggregate gross proceeds of up to $185,886,000 may be available under our current effective shelf registration statements on Form S-3.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2013, our ability to raise additional capital in the equity markets is also dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition, although we have historically financed our operations through the issuance of equity, we may also raise additional capital through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, license or partner our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the third quarter of our fiscal year 2013 ending January 31, 2013. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the third quarter of our fiscal year 2013 unless we raise additional capital. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the consolidated statements of operations for the fiscal years ended April 30, 2012, 2011 and 2010. This table provides an overview of the changes in the statement of operations for the comparative periods, which changes are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2012	2011	$ Change	2011	2010	$ Change

REVENUES:
Contract manufacturing	$14,783,000	$8,502,000	$6,281,000	$8,502,000	$13,204,000	$(4,702,000)
Government contract revenue	—	4,640,000	(4,640,000)	4,640,000	14,496,000	(9,856,000)
License revenue	450,000	350,000	100,000	350,000	243,000	107,000

Total revenues	15,233,000	13,492,000	1,741,000	13,492,000	27,943,000	(14,451,000)

COST AND EXPENSES:
Cost of contract manufacturing	10,153,000	7,296,000	2,857,000	7,296,000	8,716,000	(1,420,000)
Research and development	35,688,000	29,462,000	6,226,000	29,462,000	24,658,000	4,804,000
Selling, general and administrative	11,462,000	11,421,000	41,000	11,421,000	8,182,000	3,239,000

Total cost and expenses	57,303,000	48,179,000	9,124,000	48,179,000	41,556,000	6,623,000

LOSS FROM OPERATIONS	(42,070,000)	(34,687,000)	(7,383,000)	(34,687,000)	(13,613,000)	(21,074,000)

OTHER INCOME (EXPENSE):
Interest and other income	41,000	1,052,000	(1,011,000)	1,052,000	116,000	936,000
Interest and other expense	(90,000)	(516,000)	426,000	(516,000)	(997,000)	481,000

NET LOSS	$(42,119,000)	$(34,151,000)	$(7,968,000)	$(34,151,000)	$(14,494,000)	$(19,657,000)

Contract Manufacturing Revenue

Year Ended April 30, 2012 Compared to the Year Ended April 30, 2011:

The increase in contract manufacturing revenue of $6,281,000 (or 74%) during the year ended April 30, 2012 compared to the prior year was primarily due to an increase in the number of completed manufacturing runs released and shipped in the current year, which can be attributed to an increase in demand of manufacturing services from Avid’s third-party customers.

Based on the current demand for services from Avid’s third-party customers, we expect contract manufacturing revenue for fiscal year 2013 to exceed contract manufacturing revenue reported in fiscal year 2012.

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

The decrease in contract manufacturing revenue of $4,702,000 (or 36%) during the year ended April 30, 2011 compared to fiscal year 2010 was primarily due to a decrease in the level of services provided to third-party customers compared to fiscal year 2010 combined with the timing of services provided to third-party customers. The fiscal year 2011 decrease in services was primarily due to the loss of two customers in fiscal year 2010 that were acquired by larger companies with internal manufacturing capabilities, which was offset by the addition of a new customer in fiscal year 2011. Each of the aforementioned customers represented more than 10% of contract manufacturing revenue in the respective fiscal years. In addition, the timing of services provided to third-party customers also attributed to the decrease in contract manufacturing revenue as we initiated several third-party manufacturing runs during the fourth quarter of fiscal year 2011, all of which were subsequently reported as revenue in fiscal year 2012.

Government Contract Revenue

Year Ended April 30, 2012 Compared to the Year Ended April 30, 2011:

Government contract revenue was derived from a former government contract (the “Government Contract”) awarded to us in June 2008, through the Transformational Medical Technologies of the U.S. Department of Defense’s Defense Threat Reduction Agency. The purpose of the Government Contract, which expired on April 15, 2011, was to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections. The current year decrease in government contract revenue was directly related to the expiration of the Government Contract on April 15, 2011.

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

The decrease in government contract revenue of $9,856,000 (or 68%) during the year ended April 30, 2011 compared to fiscal year 2010 was due to a decrease in the level of research and development services performed during fiscal year 2011 under the Government Contract in accordance with the contract’s project plan.

License Revenue

Years Ended April 30, 2012 and 2011 Compared to the Years Ended April 30, 2011 and 2010:

The increases in license revenue of $100,000 and $107,000 during the years ended April 30, 2012 and 2011, respectively, compared to fiscal years 2011 and 2010, respectively, was directly related to revenue recognized in accordance with the terms of an assignment agreement associated with our Tumor Necrosis Therapy technologies and a license agreement associated with our anti-VEGF antibody technology, respectively.

Although we expect to continue to recognize license revenue under our existing license agreements with unrelated entities during fiscal year 2013, we do not expect license revenue to significantly differ from fiscal year 2012 based on our current agreements.

Cost of Contract Manufacturing

Year Ended April 30, 2012 Compared to the Year Ended April 30, 2011:

The increase in cost of contract manufacturing of $2,857,000 (or 39%) during the year ended April 30, 2012 compared to the prior year was primarily related to the current year increase in contract manufacturing revenue. Cost of contract manufacturing as a percentage of contract manufacturing revenue fluctuates from year to year based on the mix of services provided and the gross margins associated with these services. During fiscal year 2012, the cost of contract manufacturing as a percentage of contract manufacturing revenue improved to 69% compared to 86% in fiscal year 2011. The current year improvement was primarily attributed to the increase in revenue associated with the increased number of completed manufacturing runs.

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

The decrease in cost of contract manufacturing of $1,420,000 (or 16%) during the year ended April 30, 2011 compared to fiscal year 2010 was primarily related to the fiscal year 2011 decrease in contract manufacturing revenue. In addition, the cost of contract manufacturing as a percentage of contract manufacturing revenue increased from 66% in fiscal year 2010 to 86% in fiscal year 2011, which was primarily due to (i) the fiscal year 2011 decrease in the level of manufacturing services provided to third-party customers due to the decrease in the number of completed manufacturing runs, and (ii) the write-off of certain material manufactured for a third-party customer that did not meet certain specifications for product release.

Research and Development Expenses

Year Ended April 30, 2012 Compared to the Year Ended April 30, 2011:

The increase in research and development (“R&D”) expenses of $6,226,000 (or 21%) during the year ended April 30, 2012 compared to the prior year was due to the following changes associated with each of our following technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2012	2011	$ Change
Technology Platform:
Phosphatidylserine (“PS”) -Targeting	$32,009,000	$26,066,000	$5,943,000
TNT (Cotara)	3,665,000	3,328,000	337,000
Other research	14,000	68,000	(54,000)
Total R&D Expenses	$35,688,000	$29,462,000	$6,226,000

o	PS-Targeting Technology Platform – The increase in PS-targeting program expenses of $5,943,000 during the year ended April 30, 2012 compared to the prior year was primarily due to increases in clinical trial and related expenses, payroll and related expenses, and manufacturing costs to support the advancement of our later-stage clinical program for bavituximab. During the current fiscal year, we continued to treat patients in three separate randomized multi-center Phase II clinical trials using bavituximab in combination with chemotherapy for the treatment of patients with (i) front-line non-small cell lung cancer (“NSCLC”), (ii) second-line NSCLC, and (iii) pancreatic cancer, and announced the completion of patient enrollment of the front and second-line NSCLC trials during September and October 2011, respectively. We also continued to enroll and treat patients in a randomized Phase II clinical trial using bavituximab for the treatment of patients with previously untreated genotype-1 hepatitis C virus (HCV) infection and announced the completion of patient enrollment during September 2011. These increases in PS-targeting clinical program expenses were further supplemented by increases in preclinical R&D expenses associated with exploring our PS-targeting antibodies potential to image tumors, which supported our recent filing of an Investigational New Drug Application with the United States Food and Drug Administration during April 2012 to advance our lead imaging candidate 124I-PGN650 into clinical development. These increases in PS-targeting program expenses were offset with a decrease in R&D expenses directly related to our former government contract with the TMT, which expired on April 15, 2011, and a decrease in expenses associated with the development of additional PS-targeting antibodies under a research agreement with an unrelated entity.

o	Tumor Necrosis Therapy (“TNT”) Technology Platform (Cotara) – The increase in TNT program expenses of $337,000 during the year ended April 30, 2012 compared to the prior year was primarily related to increased development costs associated with preparing Cotara for potential later-stage clinical trials for the treatment of recurrent glioblastoma multiforme (or brain cancer). These increases in TNT program expenses were offset by current year decreases in clinical trial expenses primarily associated with our Phase II trial for recurrent glioblastoma multiforme (“GBM”), which completed patient enrollment during fiscal year 2011.

Based on our current projections, we expect research and development expenses in fiscal year 2013 to decrease in comparison to fiscal year 2012. This anticipated decrease in research and development expenses in fiscal year 2013 is primarily related to lower anticipated clinical trials costs since we completed patient enrollment in three of the four company-sponsored Phase II bavituximab studies in fiscal year 2012. These projections include a number of uncertainties, including but not limited to, (i) the uncertainty of obtaining regulatory approval to advance our current Phase II clinical programs to Phase III or to commence any future trials, (ii) the uncertainty of the rate at which patients will be enrolled into any current or future clinical trials, (iii) the uncertainty of terms related to any potential future partnering or licensing arrangement, and, (iv) the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the third quarter of our fiscal year 2013. During fiscal year 2013, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform.

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

The increase in R&D expenses of $4,804,000 (or 19%) during the year ended April 30, 2011 compared to fiscal year 2010 was due to the following changes associated with each of our following platform technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2011	2010	$ Change
Technology Platform:
Phosphatidylserine (“PS”) -Targeting	$26,066,000	$20,866,000	$5,200,000
TNT (Cotara)	3,328,000	3,246,000	82,000
Other	68,000	546,000	(478,000)
Total R&D Expenses	$29,462,000	$24,658,000	$4,804,000

o	PS-Targeting Technology Platform – The increase in PS-targeting program expenses of $5,200,000 during the year ended April 30, 2011 compared to fiscal year 2010 was primarily due to increases in clinical trial and related expenses, payroll and related expenses, share-based compensation expense (non-cash), and consulting fees to support the advancement of our later-stage clinical program for bavituximab. During fiscal year 2011, we initiated three separate randomized multi-center Phase II clinical trials using bavituximab in combination with chemotherapy for the treatment of patients with (i) front-line non-small cell lung cancer (“NSCLC”), (ii) second-line NSCLC, and (iii) pancreatic cancer. We also initiated a randomized Phase II clinical trial using bavituximab for the treatment of patients with hepatitis C virus (“HCV”) infection. In addition to our Company sponsored later-stage Phase II clinical trials, we also established an investigator-sponsored trial program during fiscal year 2011 that resulted in three new studies using bavituximab for the treatment of patients with liver cancer, HER-2 negative metastatic breast cancer, and locally advanced or metastatic NSCLC. These PS-targeting clinical program expenses were further supplemented by increases in R&D expenses associated with the development of additional PS-targeting antibodies. These increases in PS-targeting program expenses were offset with a decrease in R&D expenses directly related to our former government contract with the TMT, which expired on April 15, 2011, as the level of R&D activities performed under the government contract had decreased compared to fiscal year 2010 in accordance with the project plan under the contract.

o	Tumor Necrosis Therapy (“TNT”) Technology Platform (Cotara) – TNT program expenses for the year ended April 30, 2011 remained in line with fiscal year 2010 and increased slightly by $82,000 as we continued our efforts to advance our Cotara clinical program, including the completion of a Phase II trial using Cotara for the treatment of recurrent GBM (or brain cancer).

o	Other R&D programs – The decrease in our other R&D program expenses of $478,000 during the year ended April 30, 2011 compared to fiscal year 2010 was primarily due to our efforts to curtail spending on earlier-stage technologies associated with our anti-angiogenesis agents and vascular targeting agents in order to focus our efforts and resources on our current later-stage clinical programs.

Looking beyond the next twelve months, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

—	the uncertainty of future clinical trial results;
—	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
—	the uncertainty of the U.S. Food and Drug Administration allowing our studies to move forward from Phase II clinical studies to Phase III clinical studies;
—	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
—	the uncertainty of terms related to potential future partnering or licensing arrangements;
—	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
—	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the third quarter of our fiscal year 2013.

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

Year Ended April 30, 2012 Compared to the Year Ended April 30, 2011:

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, share-based compensation expense, legal and accounting fees, patent fees, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company.

Selling, general and administrative (“SG&A”) expenses for the year ended April 30, 2012 remained in line with the prior year increasing slightly by $41,000.

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

The increase in SG&A expenses of $3,239,000 (or 40%) during the year ended April 30, 2011 compared to fiscal year 2010 was primarily due to increases in share-based compensation expense (non-cash) and payroll and related expenses. The fiscal year 2011 increase in share-based compensation expense of $1,058,000 was primarily related to the amortization of the fair value of options granted to employees and board members under a broad based grant during February 2010. The fiscal year 2011 increase in payroll and related expenses of $982,000 was primarily the result of increased employee headcount, compensation, and other employee-related expenses to support our later-stage clinical development activities. These increases were further supplemented with fiscal year 2011 increases associated with patent filing and maintenance fees, market research analysis fees, travel and related expenses, facility-related expenses, and other general corporate related expenses.

Interest and Other Income

Year Ended April 30, 2012 Compared to the Year Ended April 30, 2011:

The decrease in interest and other income of $1,011,000 during the year ended April 30, 2012, compared to the prior year was due to a decrease in other income of $984,000 combined with a $27,000 decrease in interest income. The current year decrease in other income was directly related to a government grant of $978,000 awarded to us in fiscal year 2011 under Section 48D of the Internal Revenue Code.

Year Ended April 30, 2011 Compared to the Year Ended April 30, 2010:

The increase in interest and other income of $936,000 during the year ended April 30, 2011 compared to fiscal year 2010 was due to an increase in other income of $980,000 offset by a $44,000 decrease in interest income. The increase in other income was directly related to the government grant of $978,000 awarded to us in fiscal year 2011 under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.

Interest and Other Expense

Years Ended April 30, 2012 and 2011 Compared to the Years Ended April 30, 2011 and 2010:

The decreases in interest and other expense of $426,000 and $481,000 during the years ended April 30, 2012 and 2011, respectively, compared to fiscal years 2011 and 2010, respectively, was directly related to a lower outstanding principal balance associated with the $5,000,000 term loan we secured in December 2008, which we paid in full in December 2011.

Critical Accounting Policies

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies to be critical to the assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We currently derive revenue from the following two sources: (i) contract manufacturing services provided by Avid, and (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development. In addition, from June 30, 2008 through April 15, 2011, we derived government contract revenues from services provided under a government contract awarded to us through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency. The government contract with the TMT expired on April 15, 2011.

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

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services provided by Avid is recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer. On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance. Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist. There were no “bill-and-hold” arrangements outstanding as of April 30, 2012 and 2011.

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

Milestone Payments. Prior to the adoption of ASU No. 2010-17 on May 1, 2011, milestone payments were recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event was substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, (ii) the fees were non-refundable, and (iii) there was no continuing performance obligations associated with the milestone payment. Any milestone payments received prior to satisfying these revenue recognition criteria were recorded as deferred revenue in the accompanying consolidated financial statements.

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

Government Contract Revenue

Government contract revenue was derived from a former government contract (the “Government Contract”) awarded to us on June 30, 2008, through the Transformational Medical Technologies of the U.S. Department of Defense’s Defense Threat Reduction Agency. The purpose of the Government Contract, which expired on April 15, 2011, was to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.

The Government Contract was classified as a “cost-plus-fixed-fee” contract. We recognized government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs. In addition, we received a fixed fee for our efforts equal to 9.9% of the reimbursable costs incurred under the Government Contract, which was unconditionally earned as allowable costs were billed and was not contingent on success factors. Reimbursable costs under this Government Contract, including the fixed fee, were generally recognized as revenue in the period the reimbursable costs are incurred and become billable. However, when amounts billable, including the fixed fee, were not reasonably related to the proportionate performance of the total work or services to be performed, we recognized revenue on a proportional performance basis. In addition, reimbursable costs, including the fixed fee, associated with manufacturing services were recognized as revenue once delivery (or passage of title) had occurred.

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

Research and Development Expenses

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

In addition, we record research and development expenses based on accruals associated with work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CROs”), hospitals, consultants, and other clinical trial related vendors. We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2012.

Fair Value Measurements

We determine fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures for all assets and liabilities within the scope of this guidance. This guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

—	Level 1 – Quoted prices in active markets for identical assets or liabilities.
—	Level 2 – Observable inputs other than quoted prices included in Level 1, such as assets or liabilities whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.
—	Level 3 – Unobservable inputs that are supported by little or no market activity and significant to the overall fair value measurement.

As of April 30, 2012 and 2011, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Liquidity and Capital Resources

At April 30, 2012, we had $18,033,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2012, we raised $34,330,000 in gross proceeds (as described in Note 7 to the accompanying consolidated financial statements). Subsequent to April 30, 2012 and through June 30, 2012 we raised an additional $1,496,000 in gross proceeds under an At Market Issuance Agreement (as described in Note 7 to the accompanying consolidated financial statements). As of June 30, 2012, additional shares of our common stock for aggregate gross proceeds of up to $185,886,000 may be available under our current effective shelf registration statements on Form S-3.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2013, our ability to raise additional capital in the equity markets is also dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition, although we have historically financed our operations through the issuance of equity, we may also raise additional capital through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, license or partner our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected revenues under signed contracts with existing customers of Avid, and assuming we do not generate any additional revenues or raise any additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the third quarter of our fiscal year 2013 ending January 31, 2013. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business through the third quarter of our fiscal year 2013 unless we raise additional capital. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the year ended April 30, 2012 compared to the prior year are as follows:

Cash Used In Operating Activities. Cash used in operating activities is primarily driven by our net loss. However, cash used in operating activities generally differs from our reported net loss as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities. During the year ended April 30, 2012, cash used in operating activities increased $9,416,000 to $35,878,000 compared to $26,462,000 for the year ended April 30, 2011. This increase in net cash used in operating activities was due to an increase of $8,976,000 in net loss reported during fiscal year 2012 after taking into consideration non-cash operating expenses combined with a net change in operating assets and payment or reduction of liabilities in the aggregate amount of $440,000. The increase in our fiscal year 2012 net loss was primarily due to current year increases in research and development expenses and cost of contract manufacturing, which were offset by the current year increase in total revenues.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected in the changes in operating assets and liabilities are as follows:

	Year Ended April 30,
	2012	2011
Net loss, as reported	$(42,119,000)	$(34,151,000)
Less non-cash operating expenses:
Share-based compensation	2,769,000	2,837,000
Depreciation and amortization	908,000	652,000
Amortization of discount on notes payable and debt issuance costs	33,000	235,000
Amortization of expenses paid in shares of common stock	—	956,000
Loss on disposal of property	2,000	—
Common stock issued for services	—	40,000
Net cash used in operating activities before changes in operating assets and liabilities	$(38,407,000)	$(29,431,000)
Net change in operating assets and liabilities	$2,529,000	$2,969,000
Net cash used in operating activities	$(35,878,000)	$(26,462,000)

Cash Used In Investing Activities. Net cash used in investing activities decreased $176,000 to $1,171,000 for the year ended April 30, 2012 compared to net cash used in investing activities of $1,347,000 during the year ended April 20, 2011. This decrease was due to a decrease in other assets of $818,000 offset by an increase in property acquisitions of $642,000. The current year decrease in other assets was primarily related to prior year deposits and/or progress payments for certain additional computer software and leasehold improvements associated with the lease of additional office space. The current year increase in property acquisitions was primarily related to purchases of certain leasehold improvements and equipment during the current fiscal year.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $804,000 to $32,007,000 for the year ended April 30, 2012 compared to net cash provided of $31,203,000 for the year ended April 30, 2011. During fiscal year 2012, we received aggregate net proceeds of $33,179,000 under an At Market Issuance Sales Agreement and a registered direct public offering, whereby we sold an aggregate of 31,126,182 shares of our common stock (as described in Note 7 to the accompanying consolidated financial statements). In addition, we received net proceeds of $236,000 from the purchase of shares under our 2010 Employee Stock Purchase Plan. These current year net proceeds were offset with principal payments on a term loan payable of $1,333,000, which we paid in full in December 2011, and capital lease payments of $75,000.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of April 30, 2012, aggregated by type:

	Payments Due by Period
	Total	<1 year	2-3 years	4-5 years	After 5 years

Operating leases, net (1)	$6,032,000	$1,052,000	$2,125,000	$2,125,000	$730,000
Capital lease obligation (2)	129,000	82,000	47,000	—	—
Other long-term liabilities - minimum license obligations (3)	658,000	658,000	—	—	—
Total contractual obligations	$6,819,000	$1,792,000	$2,172,000	$2,125,000	$730,000

______________

(1)	Represents our facility operating leases and various office equipment leases.

(2)	Represents capital lease agreements to finance certain equipment. Amounts include principal and interest.

(3)	Represents licensing agreements we periodically enter into with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay annual maintenance fees and potential future milestone payments based on product development success. Amounts exclude milestone or contractual payment obligations if the amount and timing of such obligations are unknown or uncertain.

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

Based on our overall cash and cash equivalents interest rate exposure at April 30, 2012, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

Item 8.	Financial Statements And Supplementary Data

Reference is made to the financial statements included in this Report at pages F-1 through F-34.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 9A.	Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2012. Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2012 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PEREGRINE PHARMACEUTICALS, INC.

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities and Exchange Act of 1934, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that:

—	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

—	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

—	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2012.

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

July 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peregrine Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Peregrine Pharmaceuticals, Inc.’s Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Peregrine Pharmaceuticals, Inc., maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2012 and our report dated July 16, 2012 expressed an unqualified opinion including an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Irvine, California

July 16, 2012

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Compensation and Related Matters” in our 2012 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2012 (the “2012 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Matters” in our 2012 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2012.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in our 2012 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2012.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our 2012 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2012 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2012.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements

Index to consolidated financial statements:

(2)	Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II -Valuation of Qualifying Accounts for each of the three years in the period ended April 30, 2012	F-34

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Techniclone Corporation, a Delaware corporation (Incorporated by reference to Exhibit B to the Company’s 1996 Proxy Statement as filed with the Commission on or about August 20, 1996).
3.2	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc. (formerly Techniclone Corporation), a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).
3.3	Certificate of Designation of 5% Adjustable Convertible Class C Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997. (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).
3.4	Certificate of Amendment to Certificate of Incorporation of Techniclone Corporation to effect the name change to Peregrine Pharmaceuticals, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 3.4 contained in Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001).
3.5	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to two hundred million shares (Incorporated by reference to Exhibit 3.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).
3.6	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to two hundred fifty million shares (Incorporated by reference to Exhibit 3.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005).
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series D Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on March 16, 2006. (Incorporated by reference to Exhibit 3.7 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2006).
3.8	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to three hundred twenty five million shares (Incorporated by reference to Exhibit 3.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007).
3.9	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.9 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 21, 2007).
3.10	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc., in order to effect a 1-for-5 reverse stock split of the Company common stock effective as of the close of business on October 16, 2009 (Incorporated by reference to Exhibit 3.10 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 19, 2009).
4.0	Form of Certificate for Common Stock (Incorporated by reference to the exhibit of the same number contained in Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).
4.1	Form of Non-qualified Stock Option Agreement by and between Registrant, Director and certain consultants dated December 22, 1999 (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement on Form S-3 (File No. 333-40716)).*

Exhibit Number	Description
4.2	Peregrine Pharmaceuticals, Inc., 2002 Non-Qualified Stock Option Plan (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*
4.3	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)).*
4.4	Preferred Stock Rights Agreement, dated as of March 16, 2006, between the Company and Integrity Stock Transfer, Inc., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to Exhibit 4.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2006).
4.5	1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrant's Registration Statement in form S-8 (File No. 333-17513)).*
4.6	Stock Exchange Agreement dated as of January 15, 1997, among the stockholders of Peregrine Pharmaceuticals, Inc., and Registrant (Incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997).
4.7	First Amendment to Stock Exchange Agreement among the Stockholders of Peregrine Pharmaceuticals, Inc., and Registrant (Incorporated by reference to Exhibit 2.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).
4.8	2003 Stock Incentive Plan Non-qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in form S-8 (File No. 333-121334).*
4.9	2003 Stock Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in form S-8 (File No. 333-121334)).*
4.10	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.98 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005).*
4.11	Form of Non-Qualified Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.99 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005).*
4.12	Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 29, 2005).*
4.13	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009).*
4.14	Form of Non-Qualified Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.15 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009).*
4.15	Form of Restricted Stock Issuance Agreement dated February 1, 2010 (Incorporated by reference to Exhibit 4.15 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011).*
4.16	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *

Exhibit Number	Description
4.17	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement in Form S-8 (File No. 333-171067)). *
4.18	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.19	2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2011). *
4.20	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement in Form S-8 (File No. 333-178452)). *
10.1	Government contract by and between Peregrine Pharmaceuticals, Inc. and the Defense Threat Reduction Agency dated June 30, 2008 (Incorporated by reference to Exhibit 10.110 to Registrant’s Current Report on Form 10-Q as filed with the Commission on September 9, 2008). **
10.2	Loan and Security Agreement dated December 9, 2008, between Registrant and BlueCrest Capital Finance, L.P. (Re-filed herewith in unredacted form following expiration of confidential treatment request). ***
10.3	Secured Term Promissory Note dated December 19, 2008 between Registrant and BlueCrest Capital Finance, L.P. (Incorporated by reference to Exhibit 10.112 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).
10.4	Secured Term Promissory Note dated December 19, 2008 between Registrant and MidCap Funding I, LLC. (Incorporated by reference to Exhibit 10.113 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).
10.5	Warrant to purchase 507,614 shares of Common Stock of Registrant issued to BlueCrest Capital Finance, L.P. dated December 9, 2008. (Incorporated by reference to Exhibit 10.116 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).
10.6	Warrant to purchase 1,184,433 shares of Common Stock of Registrant issued to MidCap Funding I, LLC dated December 9, 2008. (Incorporated by reference to Exhibit 10.117 to Registrant’s Current Report on Form 10-Q as filed with the Commission on March 12, 2009).
10.7	At Market Issuance Sales Agreement, dated March 26, 2009, by and between Peregrine Pharmaceuticals, Inc., and Wm. Smith & Co. (Incorporated by reference to Exhibit 10.118 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 27, 2009).
10.8	Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Steven W. King, dated March 18, 2009 (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 10-K as filed with the Commission on July 14, 2009).*
10.9	Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Paul J. Lytle, dated March 18, 2009 (Incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 10-K as filed with the Commission on July 14, 2009).*
10.10	Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Joseph Shan, dated March 18, 2009 (Incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 10-K as filed with the Commission on July 14, 2009).*
10.11	Employment Agreement by and between Peregrine Pharmaceuticals, Inc., and Shelley P.M. Fussey, Ph.D., dated March 18, 2009 (Incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 10-K as filed with the Commission on July 14, 2009).*

Exhibit Number	Description
10.12	At Market Issuance Sales Agreement, dated July 14, 2009, by and between Peregrine Pharmaceuticals, Inc., and Wm. Smith & Co. (Incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K as filed with the Commission on July 14, 2009).
10.13	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 18, 2005 (Incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.14	Amendment No. 1 to Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.15	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 1, 2001 (Incorporated by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.16	Amendment No. 1 to Exclusive Patent License agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.20 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.17	Non-Exclusive Cabilly Patent License Agreement between Genentech, Inc., and Peregrine Pharmaceuticals, Inc., effective as of November 5, 2003 (Incorporated by reference to Exhibit 10.21 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.18	Commercial License Agreement between Avanir Pharmaceuticals, Inc., and Peregrine Pharmaceuticals, Inc., dated December 1, 2003 (Incorporated by reference to Exhibit 10.22 to Registrant’s Current Report on Form 8-K as filed with the Commission on
April 14, 2010). **
10.19	License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated July 1, 1998 (Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.20	License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated March 1, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.21	At Market Issuance Sales Agreement, dated June 22, 2010, by and between Peregrine Pharmaceuticals, Inc., and McNicoll, Lewis & Vlak LLC (Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 22, 2010).
10.22	License Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 10-Q as filed with the Commission on September 9, 2010). **
10.23	Assignment Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 10-Q as filed with the Commission on September 9, 2010). **
10.24	At Market Issuance Sales Agreement, dated December 29, 2010, by and between Peregrine Pharmaceuticals, Inc., and McNicoll, Lewis & Vlak LLC (Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 29, 2010).

Exhibit Number	Description
10.25	Annual Bonus Plan for Executive Officers adopted July 12, 2011(Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
10.26	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.30 to Registrant’s Current Report on Form 8-K as filed with the Commission on September 2, 2011).
21	Subsidiaries of Registrant. ***
23.1	Consent of Independent Registered Public Accounting Firm. ***
24	Power of Attorney (included on signature page of Annual Report). ***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document. (***)(+)
101.SCH	XBRL Schema Document. (***)(+)
101.CAL	XBRL Calculation Linkbase Document. (***)(+)
101.DEF	XBRL Label Linkbase Document. (***)(+)
101.PRE	XBRL Presentation Linkbase Document. (***)(+)

*	This Exhibit is a management contract or a compensation plan or arrangement.
**	Portions omitted pursuant to a request of confidentiality filed separately with the Commission.
***	Filed herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 16, 2012	By:	/s/ STEVEN W. KING
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King	President & Chief Executive	July 16, 2012
Steven W. King	Officer (Principal Executive Officer), and Director

/s/ Paul J. Lytle	(Principal Financial and	July 16, 2012
Paul J. Lytle	Principal Accounting Officer)

/s/ Carlton M. Johnson	Director	July 16, 2012
Carlton M. Johnson

/s/ David H. Pohl	Director	July 16, 2012
David H. Pohl

/s/ Eric S. Swartz	Director	July 16, 2012
Eric S. Swartz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

July 16, 2012

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2012 AND 2011

	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,033,000	$23,075,000
Trade and other receivables, net	2,353,000	1,389,000
Government contract receivables	—	93,000
Inventories, net	3,611,000	5,284,000
Prepaid expenses and other current assets, net	795,000	974,000

Total current assets	24,792,000	30,815,000

PROPERTY:
Leasehold improvements	1,383,000	932,000
Laboratory equipment	4,967,000	4,391,000
Furniture, fixtures, office equipment and software	2,287,000	1,814,000

	8,637,000	7,137,000
Less accumulated depreciation and amortization	(5,737,000)	(4,928,000)

Property, net	2,900,000	2,209,000

Other assets	570,000	1,742,000

TOTAL ASSETS	$28,262,000	$34,766,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2012 AND 2011 (continued)

	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,492,000	$4,046,000
Accrued clinical trial and related fees	2,111,000	2,292,000
Accrued payroll and related costs	2,468,000	1,455,000
Notes payable, current portion and net of discount	—	1,321,000
Deferred revenue, current portion	3,651,000	5,617,000
Customer deposits	4,865,000	1,759,000
Other current liabilities	1,052,000	1,189,000

Total current liabilities	17,639,000	17,679,000

Deferred revenue, less current portion	361,000	632,000
Other long-term liabilities	779,000	1,037,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; non-voting; none issued	—	—
Common stock - $.001 par value; authorized 325,000,000 shares; outstanding - 101,421,365 and 69,837,142, respectively	101,000	70,000
Additional paid-in-capital	347,506,000	311,353,000
Accumulated deficit	(338,124,000)	(296,005,000)

Total stockholders' equity	9,483,000	15,418,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,262,000	$34,766,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012

	2012	2011	2010

REVENUES:
Contract manufacturing revenue	$14,783,000	$8,502,000	$13,204,000
Government contract revenue	—	4,640,000	14,496,000
License revenue	450,000	350,000	243,000

Total revenues	15,233,000	13,492,000	27,943,000

COSTS AND EXPENSES:
Cost of contract manufacturing	10,153,000	7,296,000	8,716,000
Research and development	35,688,000	29,462,000	24,658,000
Selling, general and administrative	11,462,000	11,421,000	8,182,000

Total costs and expenses	57,303,000	48,179,000	41,556,000

LOSS FROM OPERATIONS	(42,070,000)	(34,687,000)	(13,613,000)

OTHER INCOME (EXPENSE):
Interest and other income	41,000	1,052,000	116,000
Interest and other expense	(90,000)	(516,000)	(997,000)

NET LOSS	$(42,119,000)	$(34,151,000)	$(14,494,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	83,572,761	60,886,392	49,065,322

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.50)	$(0.56)	$(0.30)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Captital	Deficit	Equity
BALANCES, April 30, 2009	45,537,711	$46,000	$248,215,000	$(247,360,000)	$901,000
Common stock issued for cash under March 26, 2009 Financing, net of issuance costs of $305,000	1,855,172	2,000	6,585,000	—	6,587,000
Common stock issued for cash under July 14, 2009 Financing, net of issuance costs of $545,000	5,643,749	5,000	18,882,000	—	18,887,000
Common stock issued upon exercise of options	57,253	—	105,000	—	105,000
Fractional shares issued pursuant to reverse stock split	1,011	—	—	—	—
Share-based compensation	—	—	1,421,000	—	1,421,000
Net loss	—	—	—	(14,494,000)	(14,494,000)
BALANCES, April 30, 2010	53,094,896	53,000	275,208,000	(261,854,000)	13,407,000
Common stock issued for cash under July 14, 2009 Financing, net of issuance costs of $133,000	1,925,565	2,000	5,434,000	—	5,436,000
Common stock issued for cash under June 22, 2010 Financing, net of issuance costs of $345,000	9,214,373	9,000	14,645,000	—	14,654,000
Common stock issued for cash under December 29, 2010 Financing, net of issuance costs of $291,000	5,224,491	6,000	12,991,000	—	12,997,000
Common stock issued upon exercise of options	20,750	—	44,000	—	44,000
Common stock issued upon exercise of warrants	74,802	—	—	—	—
Common stock issued for services	28,921	—	60,000	—	60,000
Common stock issued under restricted stock awards	148,500	—	—	—	—
Common stock issued under Employee Stock Purchase Plan	104,844	—	134,000	—	134,000
Share-based compensation	—	—	2,837,000	—	2,837,000
Net loss	—	—	—	(34,151,000)	(34,151,000)
BALANCES, April 30, 2011	69,837,142	70,000	311,353,000	(296,005,000)	15,418,000
Common stock issued for cash under December 29, 2010 Financing, net of issuance costs of $626,000	24,873,930	25,000	26,739,000	—	26,764,000
Common stock issued for cash under September 2, 2011 registered direct offering, net of issuance costs of $525,000	6,252,252	6,000	6,409,000	—	6,415,000
Common stock issued under Employee Stock Purchase Plan	458,041	—	236,000	—	236,000
Share-based compensation	—	—	2,769,000	—	2,769,000
Net loss	—	—	—	(42,119,000)	(42,119,000)
BALANCES, April 30, 2012	101,421,365	$101,000	347,506,000	$(338,124,000)	9,483,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,119,000)	$(34,151,000)	$(14,494,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,769,000	2,837,000	1,421,000
Depreciation and amortization	908,000	652,000	447,000
Amortization of discount on notes payable and debt issuance costs	33,000	235,000	430,000
Amortization of expenses paid in shares of common stock	—	956,000	239,000
Common stock issued for services	—	40,000	—
Loss on sale of property	2,000	—	49,000
Changes in operating assets and liabilities:
Trade and other receivables, net	(964,000)	92,000	289,000
Government contract receivables	93,000	274,000	1,577,000
Inventories, net	1,673,000	(2,161,000)	1,584,000
Prepaid expenses and other current assets, net	158,000	95,000	(777,000)
Other non-current assets	789,000	(7,000)	183,000
Accounts payable	(601,000)	608,000	(484,000)
Accrued clinical trial site and related fees	(181,000)	984,000	602,000
Accrued payroll and related expenses	1,013,000	(168,000)	43,000
Deferred revenue	(2,237,000)	3,843,000	(1,370,000)
Deferred government contract revenue	—	(78,000)	(3,793,000)
Customer deposits	3,106,000	(859,000)	331,000
Other accrued expenses and current liabilities	(62,000)	372,000	(232,000)
Other long-term liabilities	(258,000)	(26,000)	(6,000)
Net cash used in operating activities	(35,878,000)	(26,462,000)	(13,961,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(1,554,000)	(912,000)	(208,000)
Proceeds from sale of property	—	—	20,000
Decrease (increase) in other assets	383,000	(435,000)	(80,000)
Net cash used in investing activities	(1,171,000)	(1,347,000)	(268,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,151,000, $769,000, and $850,000, respectively	33,179,000	33,087,000	25,474,000
Proceeds from exercise of stock options	—	44,000	105,000
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	236,000	134,000	—
Principal payments on notes payable	(1,333,000)	(2,000,000)	(1,667,000)
Principal payments on capital leases	(75,000)	(62,000)	(20,000)
Net cash provided by financing activities	32,007,000	31,203,000	23,892,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

	2012	2011	2010
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(5,042,000)	$3,394,000	$9,663,000

CASH AND CASH EQUIVALENTS, Beginning of year	23,075,000	19,681,000	10,018,000

CASH AND CASH EQUIVALENTS, End of year	$18,033,000	$23,075,000	$19,681,000

SUPPLEMENTAL INFORMATION:
Interest paid	$68,000	$301,000	$535,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property acquired under capital lease	$—	$180,000	$78,000
Accounts payable and other liabilities for purchase of property	$47,000	$300,000	$18,000
Other asset in exchange for future services	$—	$233,000	$—

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012

1.	ORGANIZATION AND BUSINESS DESCRIPTION

Organization – In this Annual Report, “Peregrine,” “Company,” “we,” “us,” and “our,” refer to Peregrine Pharmaceuticals, Inc., and our wholly owned subsidiary, Avid Bioservices, Inc. Peregrine was incorporated under the laws of the state of California in June 1981, reincorporated in Delaware in September 1996 and commenced operations of Avid Bioservices, Inc., (“Avid”) in January 2002.

Business Description – We are a biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment and diagnosis of cancer. We are advancing our two Phase II oncology programs with our lead product candidates, bavituximab and Cotara, for the treatment of various cancers. In addition, we are advancing our lead imaging agent, 124I-PGN650, into clinical development for the imaging of multiple solid tumor types.

With respect to our bavituximab oncology program, we are currently conducting three randomized Phase II trials for bavituximab in combination with standard chemotherapy for the treatment of second-line and front-line non-small cell lung cancer (“NSCLC”) and previously untreated pancreatic cancer. In addition to these company-sponsored trials for bavituximab, we are currently supporting four investigator-sponsored trials (“IST”) to evaluate new bavituximab drug combinations and additional oncology indications.

With respect to our Cotara oncology program, we have completed patient enrollment in our Phase II trial using Cotara for the treatment of recurrent glioblastoma multiforme (“GBM”), the deadliest form of brain cancer, and have entered into active discussion with the U.S. Food and Drug Administration (“FDA”) regarding a registration pathway for Cotara to further advance the program. In addition, Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the FDA.

With respect to our imaging program, in April 2012, we filed an Investigational New Drug Application with the FDA to advance our lead imaging agent 124I-PGN650 into clinical development for the imaging of multiple solid tumor types.

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

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Peregrine and its wholly-owned subsidiary, Avid Bioservices, Inc. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassification – Certain comparative amounts in fiscal year 2011 consolidated financial statements have been reclassified to conform to the current fiscal year presentation. These reclassifications had no effect on previously reported operating expenses or net loss.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

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

At April 30, 2012, we had $18,033,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2012, we raised $34,330,000 in gross proceeds (Note 7). Subsequent to April 30, 2012 and through June 30, 2012 we raised an additional $1,496,000 in gross proceeds under an At Market Issuance Agreement (Note 7). As of June 30, 2012, additional shares of our common stock for aggregate gross proceeds of up to $185,886,000 may be available under our current effective shelf registration statements on Form S-3.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2013, our ability to raise additional capital in the equity markets is also dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition, although we have historically financed our operations through the issuance of equity, we may also raise additional capital through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, license or partner our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

Therefore, based on these uncertainties surrounding our ability to raise sufficient capital to meet our obligations through fiscal year 2013 have raised substantial doubt regarding our ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

Accounts Receivable - Accounts receivable is recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Trade and other receivables primarily include amounts billed for contract manufacturing services provided by Avid (“trade” receivables). Government contract receivables include amounts billed under a former government contract with the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011. In addition, amounts unbilled under our former government contract with the TMT at April 30, 2012 and 2011, net of allowances, were $3,000 and $100,000, respectively, and are included in other assets in the accompanying consolidated financial statements.

Allowance for Doubtful Accounts - We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of April 30, 2012 and 2011, we determined an allowance for doubtful accounts of $19,000 and $20,000, respectively, was necessary with respect to trade and other receivables. With respect to our government contract receivables as of April 30, 2011, we determined no allowance for doubtful accounts was necessary.

In addition, amounts billed under our former contract with TMT include the reimbursement for provisional rates covering allowable indirect overhead and general and administrative cost (“Indirect Rates”). These Indirect Rates are initially estimated based on financial projections and are subject to change based on actual costs incurred during each fiscal year. In addition, these Indirect Rates are subject to annual audits by the Defense Contract Audit Agency (“DCAA”) for cost reimbursable type contracts. As of April 30, 2012 and 2011, we recorded an unbilled receivable of $92,000 pertaining to the calculated difference between estimated and actual Indirect Rates, of which amounts at April 30, 2012 and 2011 are included in prepaid expenses and other current assets, respectively. However, due to the uncertainty of their collectability given that our actual Indirect Rates billed under our former contract with TMT have not been audited by the DCAA, we determined it appropriate to record a corresponding allowance for doubtful accounts with respect to unbilled Indirect Rates in the amount of $92,000 at April 30, 2012 and 2011.

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

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor, and overhead costs (work-in-process) associated with our wholly owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at April 30,

	2012	2011
Raw materials, net	$1,966,000	$1,512,000
Work-in-process	1,645,000	3,772,000
Total inventories, net	$3,611,000	$5,284,000

Property - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

Concentrations of Credit Risk - Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents and trade receivables. We maintain our cash balances primarily with one major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial bank holding our cash balances to the extent of the cash amount recorded on the accompanying consolidated balance sheet.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs. As of April 30, 2012 and 2011, 94% and 93% of trade and other receivables, respectively, were from three customers.

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to our net loss for all periods presented.

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

Fair Value Measurements - We determine fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures for all assets and liabilities within the scope of this guidance. This guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

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

As of April 30, 2012 and 2011, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Customer Deposits - Customer deposits primarily represents advance billings and/or payments received from customers prior to the initiation of contract manufacturing services.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

Revenue Recognition – We currently derive revenue from the following two sources: (i) contract manufacturing services provided by Avid, and (ii) licensing revenues related to agreements associated with Peregrine’s technologies under development. In addition, from June 30, 2008 through April 15, 2011, we derived government contract revenues from services provided under a government contract awarded to us through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency. The government contract with the TMT expired on April 15, 2011.

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

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services provided by Avid is recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer. On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance. Under “bill-and-hold” arrangements, revenue is generally recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist. There were no “bill-and-hold” arrangements outstanding as of April 30, 2012 and 2011.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements. We also record a provision for estimated contract losses, if any, in the period in which they are determined. As of April 30, 2012 and 2011, we determined no provision for estimated contract losses was necessary.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

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

Milestone Payments. Prior to the adoption of ASU No. 2010-17 on May 1, 2011, milestone payments were recognized as revenue upon the achievement of the specified milestone, provided that (i) the milestone event was substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, (ii) the fees were non-refundable, and (iii) there was no continuing performance obligations associated with the milestone payment. Any milestone payments received prior to satisfying these revenue recognition criteria were recorded as deferred revenue in the accompanying consolidated financial statements.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

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

Government Contract Revenue

Government contract revenue was derived from a former government contract (the “Government Contract”) awarded to us on June 30, 2008, through the Transformational Medical Technologies of the U.S. Department of Defense’s Defense Threat Reduction Agency. The purpose of the Government Contract, which expired on April 15, 2011, was to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections. As of April 30, 2011, we had recognized $24,149,000 in total government contract revenue under this Government Contract, of which during fiscal years 2011 and 2010, we recognized $4,640,000 and $14,496,000, respectively.

The Government Contract was classified as a “cost-plus-fixed-fee” contract. We recognized government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs. In addition, we received a fixed fee for our efforts equal to 9.9% of the reimbursable costs incurred under the Government Contract, which was unconditionally earned as allowable costs were billed and was not contingent on success factors. Reimbursable costs under this Government Contract, including the fixed fee, were generally recognized as revenue in the period the reimbursable costs are incurred and become billable. However, when amounts billable, including the fixed fee, were not reasonably related to the proportionate performance of the total work or services to be performed, we recognized revenue on a proportional performance basis. In addition, reimbursable costs, including the fixed fee, associated with manufacturing services were recognized as revenue once delivery (or passage of title) had occurred.

Other Income - Other income for the fiscal year ended April 30, 2011 includes a grant of $978,000 awarded to us under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.

Research and Development Expenses - Research and development costs are charged to expense when incurred in accordance with the authoritative guidance for research and development costs. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

Accrued Clinical Trial and Related Fees - We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CRO”), hospitals, consultants, and other clinical trial related vendors. We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2012.

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

Basic and Dilutive Net Loss Per Common Share - Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, unvested stock awards, common shares expected to be issued under our employee stock purchase plan, and warrants in accordance with the authoritative guidance. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, unvested stock awards, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three years ended April 30, 2012.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options, stock awards, common shares expected to be issued under our employee stock purchase plan, and warrants since their impact are anti-dilutive during periods of net loss, resulting in an anti-dilutive effect as of April 30,:

	2012	2011	2010
Stock options and awards	96,591	85,361	435,686
Employee stock purchase plan	110,469	20,327	—
Warrants	—	68,991	190,042
Total	207,060	174,679	625,728

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options, stock awards and warrants to purchase 5,970,393, 4,338,813, and 1,759,861 shares of common stock for fiscal years ended April 30, 2012, 2011, and 2010, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Subsequent to April 30, 2012 and through June 30, 2012, we issued an aggregate of 2,752,691 shares of our common stock (Note 7), which are not included in the calculation of basic and dilutive net loss per common share for the year ended April 30, 2012.

Adoption of Recent Accounting Pronouncements

On May 1, 2011, we elected to adopt on a prospective basis Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition (“Milestone Method”). Under the Milestone Method contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under our various licensing agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is considered substantive when it meets all of the following criteria: (i) the consideration earned from the achievement of the milestone is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the other deliverables and payments within the arrangement. The election to adopt the Milestone Method did not impact the accompanying consolidated financial statements. However, this policy election may result in revenue recognition patterns for future milestones that are materially different from those recognized for milestones received prior to adoption.

Milestone payments received prior to May 1, 2011 from arrangements where we have continuing performance obligations have been deferred and are recognized as revenue on a straight-line basis over the performance obligation period. We will continue to recognize milestones payments received prior to May 1, 2011 in this manner. As of April 30, 2012, we have deferred revenue of $306,000 from milestone payments received prior to May 1, 2011 that we are recognizing on a straight-line basis through July 2013.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

On May 1, 2011, we elected to adopt on a prospective basis FASB’s ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to Accounting Standards Code 605-25. This guidance became effective for revenue arrangements entered into or materially modified as of May 1, 2011. The adoption of ASU No. 2009-13 did not have a material impact on the accompanying consolidated financial statements.

On January 1, 2012, we adopted on a prospective basis FASB’s ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirement in U.S. GAAP and IFRS. ASU No. 2011-04 modifies the existing standards to include disclosure of all transfer between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 also requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The adoption of ASU No. 2001-04 did not have a material impact on the accompanying consolidated financial statements.

Pending Adoption of Recent Accounting Pronouncements

In June 2011 and December 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-5 (collectively, the “Updates”). In these Updates, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in these Updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be our fiscal year 2013 (or May 1, 2012). We do not expect the adoption of these Updates to have a material impact on our consolidated financial statements.

4.	NOTE PAYABLE AND CAPITAL LEASE OBLIGATIONS

Note Payable Obligation

On December 9, 2008, we borrowed $5,000,000 from MidCap Financial LLC and BlueCrest Capital Finance, L.P (collectively, the “Lenders”) under a term loan payable over three years. On December 1, 2011, the loan balance was paid in full.

In connection with the term loan, we issued warrants to purchase an aggregate of 338,410 shares of our common stock at an exercise price of $1.48 per share. The fair value of the warrants was $414,000 and this amount was credited to additional paid-in capital and reduced the carrying value of the debt, reflected as a debt discount in the accompanying consolidated financial statements. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: estimated volatility of 70.72%; risk free interest rate of 2.00%; an expected life of five years; and no dividend yield. The debt discount was amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method. During fiscal years 2012, 2011, and 2010, we amortized $12,000, $113,000, and $202,000 in non-cash interest expense, which amounts are included in interest and other expense in the accompanying consolidated financial statements. The discount was fully amortized as of December 1, 2011.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

In connection with the term loan, we also incurred $469,000 in financing fees and legal costs related to the closing the term loan. These fees were classified as debt issuance costs and were amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method. During fiscal years 2012, 2011, and 2010, we amortized $21,000, $122,000, and $228,000 in non-cash interest expense, which amounts are included in interest and other expense in the accompanying consolidated financial statements. The debt issuance costs were fully amortized as of December 1, 2011.

Capital Lease Obligations

We have financed certain equipment under capital lease agreements which bear interest at a rate ranging from 3.71% to 5.36% per annum.

The equipment purchased under these capital leases is included in property in the accompanying consolidated financial statements at April 30, 2012 and 2011, as follows:

	2012	2011
Furniture, fixtures, office equipment and software	$258,000	$258,000
Less accumulated depreciation and amortization	(96,000)	(45,000)
Net book value	$162,000	$213,000

Minimum future capital lease payments as of April 30, 2012 are as follows:

Year ending April 30,:
2013	$82,000
2014	34,000
2015	13,000
Total minimum lease payments	129,000
Amount representing interest	(5,000)
Net present value minimum lease payments	124,000
Less current portion included in other current liabilities	(78,000)
Long-term portion included in other long-term liabilities	$46,000

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases – Our corporate offices, research and development, and manufacturing facilities are located in Tustin, California. We lease an aggregate of approximately 61,000 square feet of office, research, and manufacturing space in three adjacent buildings under two separate lease agreements.

In December 1998, we entered into a lease agreement (the “Original Lease”) to lease two buildings located at our facilities in Tustin, California. The Original Lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years. In December 2005, we entered into a First Amendment to Lease and Agreement of Lease (“First Amendment”) with the landlord to our Original Lease and extended the original lease term for seven additional years to expire on December 31, 2017 while maintaining our two 5-year renewal options that could extend our lease to December 31, 2027. Our monthly lease payments will continue to increase at a rate of 3.35% every two years under the First Amendment.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

In May 2010, we entered into a separate lease agreement to lease additional office and research space in a third building adjacent to our two existing leased buildings located in Tustin, California. Our monthly base rent under the lease agreement is approximately $11,000 and includes nominal scheduled increases every twelve months. The lease expires on December 31, 2017 and includes a five-year option to extend the lease to December 31, 2022. In addition, under the terms of the lease agreement we received a tenant improvement reimbursement of $125,000 during fiscal year 2011, which we classified as deferred rent and is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense. Tenant improvements associated with the lease agreement are recorded as an addition to leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvement or the remaining life of the lease.

Under each of the aforementioned facility operating leases, we record rent expense on a straight-line basis and the short-term and long-term differences between the amounts paid and the amounts expensed are included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated financial statements. Annual rent expense under the aforementioned facility operating lease agreements totaled $938,000, $939,000, and $807,000 for the fiscal years ended April 30, 2012, 2011 and 2010, respectively.

At April 30, 2012, future minimum lease payments under all non-cancelable operating leases are as follows:

Year ending April 30,:	Minimum Lease Payments
2013	$1,052,000
2014	1,069,000
2015	1,056,000
2016	1,057,000
2017	1,068,000
Thereafter	730,000
$6,032,000

Legal Proceedings – From time to time, we are involved in legal disputes arising in the normal course of our business. We are not presently subject to any material litigation or other dispute nor, to management’s knowledge, is any litigation or other proceeding threatened against us that collectively is expected to have a material adverse effect on our consolidated cash flows, financial condition or results of operations.

6.	LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

The following represents a summary of our key collaborations for the development and commercialization of our products in clinical development under our phosphatidylserine (“PS”)-targeting and Tumor Necrosis Therapy (“TNT”) technology programs: bavituximab, 124 I-PGN650 (“PGN650”), and Cotara. In addition, we do not perform any research and development activities for any unrelated entities.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

PS-Targeting Program

During fiscal year 2011, we expensed $114,000 associated with milestone obligations under in-licensing agreements covering our PS-targeting program, which is included in research and development expense in the accompanying consolidated statements of operations. We did not incur any milestone related expenses during fiscal years 2012 and 2010. In addition, no product revenues have been generated from the PS-targeting program to date. The following represents a summary of our current potential milestone obligations under our various agreements covering our bavituximab and PGN650 programs:

Bavituximab

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the PS-targeting technology platform from the University of Texas Southwestern Medical Center at Dallas (“UTSWMC”), including bavituximab. During November 2003, we entered into a non-exclusive license agreement with Genentech, Inc., to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program. During December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc., (“Avanir”) covering the generation of a chimeric monoclonal antibody. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to bavituximab, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. The following table provides certain information with respect to each of our in-licensing agreements relating to our bavituximab program.

Licensor	Agreement Date	Total Milestone Obligations Expensed To Date	Potential Future Milestone Obligations(1)
UTSWMC	August 2001	$98,000	$375,000
UTSWMC	August 2005	$85,000	$375,000
Lonza	March 2005	$64,000	(2)
Avanir	December 2003	$50,000	$1,050,000
Genentech, Inc.	November 2003	$500,000	$5,000,000
Total		$797,000	6,800,000

______________

(1)	Potential future milestone obligations are generally tied to regulatory progress to gain product approval, which approval significantly depends on positive clinical trials results. In addition, potential future milestone obligations vary by license agreement (as defined in each license agreement) and depend on valid claims under each of these underlying agreements at the time the potential milestone is achieved, however, the following clinical development and regulatory milestones are typical of such potential future milestone events: upon dosing of first patient in a Phase I, Phase II, and/or Phase III clinical trial; completion of patient enrollment in a phase II trial; submission of a biologics license application in the U.S.; and upon FDA approval.

(2)	In fiscal year 2011, we incurred a milestone fee of 37,500 pounds sterling ($64,000 U.S.) upon commencement of patient enrollment in our first randomized phase II clinical trial using bavituximab, which amount would continue as an annual license fee thereafter until completion of patient enrollment, at which time the annual license fee would increase to 75,000 pounds sterling per annum. During fiscal year 2012, we completed patient enrollment of the aforementioned phase II clinical trial, which triggered the annual license fee to increase to 75,000 pounds sterling per annum (or approximately $122,000 U.S. based on the exchange rate at April 30, 2012). In addition, in the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year (or approximately $488,000 U.S. based on the exchange rate at April 30, 2012).
F-20

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

Of the total potential future milestone obligation of $6,800,000, we anticipate milestone obligations not to exceed $200,000 during fiscal year 2013. In addition, of the total potential future milestone obligations of $6,800,000, up to $6,400,000 would be due upon the first commercial approval of a drug candidate developed under our PS-targeting program, including bavituximab, with the technologies licensed pursuant to such license agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these milestones will occur, if at all.

PGN650

In October 1998, we exclusively in-licensed worldwide rights from UTSWMC, to certain patent families, which was amended in January 2000 to license patents related to aminophospholipid targeting conjugates, such as PGN650. Under the October 1998 license agreement, as amended, we are obligated to pay UTSWMC future milestone payments of up to $300,000 for PGN650 based on the achievement of certain potential clinical development and commercial milestones, plus a low single digit royalty on net sales. Under this agreement, we do not anticipate any milestone obligations during fiscal year 2013.

In addition, during fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with Affitech A/S (as further discussed below under “Other Licenses Covering Products in Development”) regarding the generation and commercialization of a certain number of fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates, including our imaging agent PGN650. Under the terms of the development and commercialization agreement, we have elected to enter into a license agreement for the PS-targeting antibody used to create PGN650, and therefore, are obligated to pay future milestones payments of up to $1,971,000 based on the achievement of certain potential clinical development and regulatory milestones, plus a low single digit royalty on net sales. We anticipate milestone obligations for PGN650 under this agreement to not exceed $101,000 during fiscal year 2013.

Tumor Necrosis Therapy Program (Cotara)

We acquired the patent rights to the Tumor Necrosis Therapy (“TNT”) technology, including Cotara, in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders. To date, no product revenues have been generated from Cotara.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara. Under the terms of the agreement, we will pay a royalty (in the low single digits) on net sales of any products we market that utilize the underlying technology. In the event a product is approved and we or Lonza do not manufacture Cotara, we would owe Lonza 300,000 pounds sterling per year (or approximately $488,000 U.S. based on the exchange rate at April 30, 2012) in addition to an increased royalty (in the low single digits) on net sales. In addition, upon completion of patient enrollment in our Cotara Phase II clinical trial during fiscal year 2011, we incurred a milestone payment of 75,000 pounds sterling (or $125,000 U.S.), which amount will continue as an annual license fee thereafter. Unless sooner terminated due to a party’s breach of the license agreement, the license agreement with Lonza will terminate upon the last to occur of the expiration of a period of fifteen (15) years following our first commercial sale of a product or the expiration of the last valid claim within the patents that are the subject of the license agreement; provided that if after the expiration of the last claim but prior to the expiration of the fifteen (15) year period, Lonza has publicly made available certain materials and know how, then the agreement will terminate at such time as the materials and know how are made public.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

Other Licenses Covering Products in Development

During August 2001, we entered into an exclusive worldwide license agreement for an anti-VEGF compound from the UTSWMC. During July 2009, we entered into a patent assignment and sublicense with Affitech A/S whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio as further described in the “Out Licensing Collaborations” section below. Under the UTSWMC license agreement, we paid an up-front license fee and are obligated to pay annual maintenance fees, and future milestone payments based on certain potential clinical development and regulatory milestones, plus a royalty on net sales. Our aggregate future milestone payments under this exclusive worldwide license are $450,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next fiscal year under the UTSWMC license agreement.

During fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with Affitech A/S regarding the generation and commercialization of a certain number of fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates, including our lead imaging agent PGN650. These agreements also incorporate a binding term sheet we entered into with Affitech A/S in September 2010. Under the terms of the development and commercialization agreement, if we elect to enter into a license agreement for a clinical candidate, we are obligated to pay future milestones payments based on the achievement of certain potential clinical development and regulatory milestones, plus a low single digit royalty on net sales. Our potential aggregate future milestone payments range from $1,971,000 to $2,975,000 per fully human antibody generated by the unrelated entity upon the achievement of certain development milestones through commercialization. In addition, under the terms of the research collaboration agreement, we paid a research fee for each human antibody project initiated. During fiscal years 2011 and 2010, we expensed $956,000 and $239,000, respectively, under the research collaboration agreement, the amounts of which are included in research and development expense in the accompanying consolidated financial statements. We did not incur any expenses under the research collaboration agreement during fiscal year 2012. We do not expect to incur any additional license fees or milestone payments under these agreements during fiscal year 2013 except as mentioned above under PGN650.

Out-Licensing Collaborations

In addition to our in-licensing collaborations, the following represents a summary of our key out-licensing collaborations.

During October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our TNT technology for use in the application of cytokine fusion proteins. During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of agreement, we would receive a royalty on net sales if a product is approved under the agreement. Merck KGaA has not disclosed the current development status of its program to Peregrine.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

During July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech A/S (“Affitech”) whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84. In consideration for the rights granted under our anti-VEGF antibody technology platform, we received non-refundable up-front license fees of $250,000. In addition, we received aggregate milestone payments of $1,000,000 associated with the delivery of two preclinical development packages as defined in the Affitech Agreements. We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for product approval by Affitech or an affiliate, plus a royalty on net sales, as defined in the Affitech Agreements. These potential future milestone payments payable under the Affitech Agreements entail no performance obligations on our part and, accordingly, these payments will not be accounted for under the provisions of ASU No. 2010-17. Therefore, we expect to recognize revenue on the future potential milestone payments in accordance with the authoritative guidance for revenue recognition, either when the milestone is achieved, if our future obligations are considered inconsequential, or recognized as revenue on a straight-line basis over a performance obligation period, if continued performance or future obligations exist. To date, no clinical or regulatory milestones as defined in the Affitech Agreements have been achieved by Affitech or an affiliate. In addition, in the event Affitech enters into a sublicense agreement with a non-affiliate for the anti-VEGF technology platform before the treatment of the first patient in a Phase I study, we shall receive forty-five percent (45%) of all payments received under any such sublicenses after Affitech deducts fifty percent (50%) of its incurred development costs under the program. Under the Affitech Agreements, we also granted Affitech a research license in the ocular field with an option to grant sub-licenses in the ocular field. If Affitech exercises this option to grant sub-licenses in the ocular field, we could receive pre-defined up-front fees, milestone payments, and a royalty on net sales. In accordance with the authoritative guidance for revenue recognition, the license includes multiple elements that are not separable and, accordingly, are being accounted for as a single unit of accounting. In addition, we determined that our obligations would be up to a four year period and therefore, we are recognizing the non-refundable up-front license fees of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the Affitech Agreements, on a straight-line basis over a four year period. However, we will continue to reassess the length of our obligation period, and accordingly, our estimated obligation period may change based on future events. We recognized revenue of $350,000 during fiscal years 2012 and 2011 and $243,000 during fiscal year 2010 under the Affitech Agreements, which amounts are included in license revenue in the accompanying consolidated financial statements. Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.

During September 2010, Peregrine and Affitech amended certain terms of the Affitech Agreements for sublicenses entered into by Affitech with non-affiliates for the territories of Brazil, Russia and other countries of the Commonwealth of Independent States (“CIS”) (“September 2010 Amendment”). Under the amended terms, Peregrine agreed to forego its aforementioned sublicense fee equal to forty-five percent (45%) of the payments received by Affitech (after Affitech deducts fifty percent (50%) of its incurred development costs under the program) for the territories of Brazil, Russia, and the CIS, provided however, that Affitech reinvests such sublicense payments toward the further development of AT001/r84 in those territories. In the event Affitech enters into a licensing transaction for AT001/r84 with a non-affiliate in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us the aforementioned sublicense fees we agreed to forego that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories. The remaining terms of the Affitech Agreements remain unchanged, including milestone and royalty payments. To date, we have not received any payments from Affitech under the September 2010 Amendment.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

During May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our Tumor Necrosis Therapy (“TNT”) technologies in certain Asia-Pacific Economic Cooperation (“APEC”) countries.  Under the terms of the Agreements, we licensed certain non-exclusive and exclusive rights and assigned certain exclusive development and commercialization rights under our TNT program in certain APEC countries.  We have retained exclusive rights to our TNT program in the U.S., European Union countries, and other select countries internationally.  Under the terms of the Agreements, aggregate fees in the amount of $500,000 are to be paid over a period of two years plus annual maintenance fees ranging from $100,000 to $250,000, as defined in the Agreements beginning May 2011 through 15 years following the date of the first commercial sale.  In addition, we could also receive low double digit royalties on net sales, as defined in the Agreements.  In accordance with the terms of the Agreements, we are obligated to deliver certain purchased patents, know-how and materials (the “Purchased Assets”), and we are obligated to supply certain quantities of research materials as defined in the Agreements.  In addition, we have also agreed to provide certain manufacturing services, provided such manufacturing services are requested by the unrelated entity within a certain period of time and for certain agreed upon fees as defined in the Agreements.  We have determined that, pursuant to the authoritative guidance for revenue recognition for multiple element arrangements, there was objective and reliable evidence of fair value of the undelivered elements (manufacturing commitment services) in the arrangement, but no such evidence of fair value for any other element in the arrangement.  Therefore, we utilize the residual method to allocate the consideration received under the arrangement.  Under the residual method, the amount of consideration allocated to all other elements in the arrangement (delivered and undelivered) equals the total arrangement consideration less the aggregate fair value of the undelivered elements with stand-alone fair value (manufacturing commitment services).  To date, we have allocated the total arrangement consideration, excluding annual maintenance fees, to the undelivered elements with stand-alone fair value (manufacturing commitment services) since the fair value of these undelivered elements exceeded the total consideration received to date under the arrangement.  As such, we will recognize revenue associated with the Purchased Assets and manufacturing commitment services we agreed to under the Agreements upon delivery of these manufacturing services based on the relative fair value of the services.  However, during fiscal year 2012, we received a non-refundable annual maintenance fee of $100,000 in accordance with the terms of the Agreements, which amount is included in license revenue in the accompanying consolidated financial statements. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

Financing Under Shelf Registration Statements On Form S-3

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

With respect to financing our operations through the issuance of equity, we have raised additional capital during the three fiscal years ended April 30, 2012, under three registration statements as defined below.

Shelf Filing Date	Registration Statement Number	Amount Registered
January 2007	File number 333-139975	$30,000,000
July 2009	File number 333-160572	$50,000,000
December 2010	File number 333-171252	$75,000,000

In addition, on March 9, 2012, we filed a shelf registration statement on Form S-3, File number 333-180028 (“March 2012 Shelf”), which was declared effective by the Securities and Exchange Commission on April 12, 2012, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $150,000,000. As of April 30, 2012, we had not issued any shares of common stock under the March 2012 Shelf.

The following table summarizes the various financing transactions and the amounts of capital we have raised under the shelf registration statements for the fiscal years ended April 30, 2010, 2011, and 2012:

Registration Statement No.	Description of Financing Transaction	Number of Common Stock Shares Issued	Gross Proceeds
Fiscal Year 2010
333-139975	At Market Sales Issuance Agreement dated March 26, 2009	1,855,172	$ 6,892,000
333-160572	At Market Sales Issuance Agreement dated July 14, 2009	5,643,749	$ 19,432,000
		7,498,921	$ 26,324,000
Fiscal Year 2011
333-160572	At Market Sales Issuance Agreement dated July 14, 2009	1,925,565	$ 5,568,000
333-160572	At Market Sales Issuance Agreement dated June 22, 2010	9,214,373	$ 15,000,000
333-171252	At Market Sales Issuance Agreement dated December 29, 2010	5,224,491	$ 13,288,000
		16,364,429	$ 33,856,000
Fiscal Year 2012
333-171252	At Market Sales Issuance Agreement dated December 29, 2010	24,873,930	$ 27,390,000
333-171252	Registered Direct Public Offering dated September 2, 2011	6,252,252	$ 6,940,000
		31,126,182	$ 34,330,000

Under the At Market Sales Issuance Agreement dated March 26, 2009 (“March 2009 AMI Agreement”) we entered into with Wm Smith & Co., pursuant to which we may sell shares of our common stock through Wm Smith & Co., as agent, in registered transactions from our January 2007 Shelf, for aggregate gross proceeds of $7,500,000. Shares of common stock sold under this arrangement were sold at market prices. During fiscal year 2010, we had sold 1,855,172 shares of common stock at market prices under the March 2009 AMI Agreement for aggregate gross proceeds of $6,892,000 before deducting commissions and other issuance costs of $305,000. As of April 30, 2010, we had raised the entire $7,500,000 available under the March 2009 AMI Agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

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

Under the At Market Sales Issuance Agreement dated June 22, 2010 (“June 2010 AMI Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, in registered transactions from our July 2009 Shelf, for aggregate gross proceeds of up to $15,000,000. Shares of common stock sold under this arrangement were sold at market prices. During fiscal year 2011, we had sold 9,214,373 shares of common stock at market prices under the July 2009 AMI Agreement for aggregate gross proceeds of $15,000,000 before deducting commissions and other issuance costs of $345,000.

Under the At Market Sales Issuance Agreement dated December 29, 2010 (“December 2010 AMI Agreement”) with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, in registered transactions from our December 2010 Shelf, for aggregate gross proceeds of up to $75,000,000. Shares of common stock sold under this arrangement were sold at market prices. During fiscal years 2011 and 2012, we sold 30,098,421 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $40,678,000 before deducting commissions and other issuance costs of $917,000. As of April 30, 2012, aggregate gross proceeds of up to $27,382,000 remained available under the December 2010 AMI Agreement.

Under the registered direct public offering dated September 2, 2011, we entered into separate subscription agreements with three institutional investors, pursuant to which we sold an aggregate of 6,252,252 shares of our common stock at a purchase price of $1.11 per share for aggregate gross proceeds of $6,940,000 before deducting placement agent fees and other offering expenses of $525,000.

As of April 30, 2012, aggregate gross proceeds of up to $187,382,000 remained available under three effective shelf registration statements.

Subsequent to April 30, 2012 and through June 30, 2012, we sold 2,752,691 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $1,496,000. As of June 30, 2012, aggregate gross proceeds of $185,886,000 remained available under our three effective shelf registration statements.

Shares Of Common Stock Authorized And Reserved For Future Issuance

As of April 30, 2012, we had reserved 16,963,060 additional shares of our common stock which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statements, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	12,305,978
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,437,115
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	16,963,060

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

8.	EQUITY COMPENSATION PLANS

Stock Incentive Plans

We currently maintain seven stock incentive plans referred to as the 2011 Plan, the 2010 Plan, the 2009 Plan, the 2005 Plan, the 2003 Plan, the 2002 Plan, and the 1996 Plan (collectively referred to as the “Stock Plans”). The 2011, 2010, 2009, 2005, 2003 and 1996 Plans were approved by our stockholders while the 2002 Plan was not submitted for stockholder approval. The Stock Plans provide for the granting of stock options, restricted stock awards and other forms of share-based awards to purchase shares of our common stock at exercise prices not less than the fair market value of our common stock at the date of grant.

As of April 30, 2012, we had an aggregate of 12,305,978 shares of common stock reserved for issuance under the Stock Plans. Of those shares, 7,531,651 shares were subject to outstanding options and 4,774,327 shares were available for future grants of share-based awards.

Stock Options – Stock options granted under our Stock Plans are granted at an exercise price not less than the fair market value of our common stock on the date of grant. The options generally vest over a two to four year period and expire ten years from the date of grant, if unexercised. However, certain option awards provide for accelerated vesting if there is a change in control (as defined in the Stock Plans).

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term. The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2012, 2011 and 2010, were as follows:

	Year Ended April 30,
	2012	2011	2010
Risk-free interest rate	1.44%	2.09%	2.69%
Expected life (in years)	5.92	6.00	6.00
Expected volatility	74.08%	73.42%	73.30%
Expected dividend yield	—	—	—

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

The following summarizes our stock option transaction activity for fiscal year ended April 30, 2012:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding, May 1, 2011	4,869,599	$4.16
Granted	3,615,063	$1.51
Exercised	—	$—
Canceled or expired	(953,011)	$4.04
Outstanding, April 30, 2012	7,531,651	$2.90	7.72	$—

Exercisable and expected to vest	7,402,248	$2.93	7.69	$—
Exercisable, April 30, 2012	4,152,663	$4.08	6.33	$—

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 30, 2012, which was $0.47 per share.

The weighted-average grant date fair value of options granted to employees during the fiscal years ended April 30, 2012, 2011 and 2010 was $0.99, $1.31 and $1.99 per share, respectively.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2011 and 2010 was $5,000 and $82,000, respectively. Cash proceeds from stock options exercised during the fiscal years ended April 30, 2011 and 2010 totaled $44,000 and $106,000, respectively, excluding issuance costs of $0 and $1,000, respectively. No stock options were exercised during fiscal year ended April 30, 2012.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2012, the total estimated unrecognized compensation cost related to non-vested stock options was $2,733,000. This cost is expected to be recognized over a weighted average vesting period of 1.96 years based on current assumptions.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

The following summarizes our restricted stock awards transaction activity for fiscal year ended April 30, 2012:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested, May 1, 2011	68,250	$2.98
Granted	—	$—
Vested	—	$—
Forfeited	(68,250)	$2.98
Unvested, April 30, 2012	—	$—

The weighted-average grant date fair value of restricted stock awards granted during fiscal years ended April 30, 2011 and 2010, was $2.37 and $2.97, respectively. No restricted stock awards were granted during fiscal year 2012. The total fair value of restricted stock awards vested during fiscal year ended April 30, 2011 was $404,000. No restricted stock awards vested during fiscal years 2012 and 2010. As of April 30, 2012, there was no unrecognized compensation cost related to unvested restricted stock awards.

Employee Stock Purchase Plan

On October 21, 2010, our stockholders approved our 2010 Employee Stock Purchase Plan. The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) allows eligible employees on a voluntary basis to purchase shares of our common stock directly from the Company. Under the 2010 ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) end of the six-month offering period. The 2010 ESPP provides for two six-month offering periods each fiscal year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1.

A total of 5,000,000 shares are reserved for issuance under the 2010 ESPP, of which 4,437,115 shares remained available to purchase at April 30, 2012 and are subject to adjustment as provided in the 2010 ESPP for stock splits, stock dividends, recapitalizations and other similar events. During the fiscal years ended April 30, 2012 and 2011, 458,041 and 104,844 shares of common stock were purchased, respectively, under the 2010 ESPP at a weighted average purchase price per share of $0.52 and $1.28, respectively.

The fair value of the shares purchased under the 2010 ESPP were determined using a Black-Scholes option pricing model (see explanation of valuation model inputs above under “Stock Options”), and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period). The weighted average grant date fair value of purchase rights under the 2010 ESPP during fiscal years ended April 30, 2012 and 2011 was $0.46 and $0.52, respectively, based on the following Black-Scholes option valuation model inputs:

	Year Ended April 30,
	2012	2011
Risk-free interest rate	0.06%	0.15%
Expected life (in years)	0.50	0.50
Expected volatility	67.96%	82.72%
Expected dividend yield	—	—

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

Share-based Compensation Expense

Total share-based compensation expense related to share-based awards issued under our equity compensation plans for the fiscal years ended April 30, 2012, 2011 and 2010 was comprised of the following:

	2012	2011	2010
Cost of contract manufacturing	$12,000	$8,000	$—
Research and development	1,018,000	1,134,000	784,000
Selling, general and administrative	1,739,000	1,695,000	637,000
Total share-based compensation expense	$2,769,000	$2,837,000	$1,421,000

Share-based compensation from:
Stock options	$2,673,000	$2,598,000	$1,202,000
Restricted stock awards	—	185,000	219,000
Employee stock purchase plan	96,000	54,000	—
	$2,769,000	$2,837,000	$1,421,000

The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, the authoritative guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the remeasurement is recognized in the current period. Share-based compensation expense recorded during fiscal years ended April 30, 2012, 2011 and 2010 associated with stock options and awards granted to non-employees amounted to $51,000, $114,000 and $113,000, respectively.

Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

9.	WARRANTS

As of April 30, 2012, we had warrants outstanding to purchase up to 219,967 shares of our common stock at an exercise price of $1.48 per share and an expiration date of December 19, 2013. These warrants were issued during fiscal year 2009 in connection with the term loan we entered into on December 9, 2008, as further discussed in Note 4. There were no warrants granted during fiscal years 2012, 2011 and 2010.

During fiscal year 2011, 118,443 warrants were exercised on a cashless basis in exchange for 74,802 shares of our common stock. There were no warrants exercised during fiscal years 2012 and 2010.

10.	INCOME TAXES

We are primarily subject to U.S. federal and California state jurisdictions. To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

In addition, in accordance with authoritative guidance, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. We had no unrecognized tax benefits from uncertain tax positions as of April 30, 2012 and 2011. It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statements of operations. We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2012, 2011, and 2010, and we did not accrue for interest or penalties as of April 30, 2012 and 2011.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

At April 30, 2012, we had total deferred tax assets of $6,529,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our total deferred tax assets. Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet performed a Section 382 analysis to determine the limitation of the net operating loss carry forwards. Until this analysis has been performed, we have removed the deferred tax assets for net operating losses of $97,372,000 generated through April 30, 2012 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. When this analysis is finalized, we plan to update our unrecognized benefits for uncertainty in income taxes. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

At April 30, 2012, we had federal net operating loss carry forwards of approximately $254,394,000. The net operating loss carry forwards expire in fiscal years 2014 through 2033. Net operating losses of $806,000 applicable to Vascular Targeting Technologies, our wholly-owned subsidiary, can only be offset against future income of that subsidiary. We also have state net operating loss carry forwards of approximately $186,444,000 at April 30, 2012, which begin to expire in fiscal year 2014.

The provision for income taxes consists of the following for the three years ended April 30,:

	2012	2011	2010
Provision for federal income taxes at statutory rate	$(14,321,000)	$(11,611,000)	$(4,929,000)
State income taxes, net of federal benefit	20,000	(406,000)	(799,000)
Expiration and adjustment of loss carry forwards	13,980,000	9,174,000	7,448,000
Change in valuation allowance	(95,000)	2,294,000	(1,997,000)
Other, net	416,000	549,000	277,000
Income tax (expense) benefit	$—	$—	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets at April 30, 2012 and 2011 are as follows:

	2012	2011

Share-based compensation	$3,494,000	$2,782,000
Deferred revenue	1,719,000	2,677,000
Depreciation and amortization	623,000	691,000
Accrued liabilities	693,000	474,000
Total deferred tax assets	6,529,000	6,624,000
Less valuation allowance	(6,529,000)	(6,624,000)
Net deferred tax assets	$—	$—

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

11.	BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all full-time employees who are at least the age of 21 and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation or a maximum of $17,000. We are not required to make matching contributions under the Plan and we have made no matching contributions to the Plan since its inception through December 31, 2009. Effective January 1, 2010, the Company has voluntarily agreed to match 50% of employee contributions of up to the first 6% of a participant’s annual salary for all Plan contributions, subject to certain IRS limitations. Under the Plan, each participating employee is fully vested in his or her contributions to the Plan and Company contributions to the Plan will fully vest after six years of service. The expense related to Company contributions to the Plan was $232,000, $210,000 and $58,000 for the fiscal years ended April 30, 2012, 2011 and 2010, respectively.

12.	SEGMENT REPORTING

Our business is organized into two reportable operating segments and both operate in the U.S. Peregrine is engaged in the research and development of monoclonal antibodies for the treatment and diagnosis of cancer and infectious diseases. Avid is engaged in providing contract manufacturing services for Peregrine and outside customers on a fee-for-service basis.

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

Segment information is summarized as follows:

	2012	2011	2010
Contract manufacturing services revenue	$14,783,000	$8,502,000	$13,204,000
Cost of contract manufacturing services	10,153,000	7,296,000	8,716,000
Gross profit	$4,630,000	$1,206,000	$4,488,000
Revenue from products in research and development	$450,000	$4,990,000	$14,739,000
Research and development expense	(35,688,000)	(29,462,000)	(24,658,000)
Selling, general and administrative expense	(11,462,000)	(11,421,000)	(8,182,000)
Other income (expense), net	(49,000)	536,000	(881,000)
Net loss	$(42,119,000)	$(34,151,000)	$(14,494,000)

Revenue generated from our contract manufacturing segment was from the following customers:

	2012	2011	2010
Customer revenue as a percentage of revenue:
United States (customer A)	44%	56%	32%
United States (customer B)	0%	0%	15%
Germany (one customer)	17%	24%	23%
Denmark (one customer)	25%	19%	0%
Canada (one customer)	0%	0%	30%
Other customers	14%	1%	0%
Total	100%	100%	100%

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012 (continued)

Revenue generated from our products in our research and development segment was from the following sources:

	2012	2011	2010
Government contract revenue[1,2] (see Note 3)	—	$4,640,000	$14,496,000
License revenue (see Note 6)	450,000	350,000	243,000
Total	$450,000	$4,990,000	$14,739,000

(1)	Represents revenue earned under a former government contract with the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011.

(2)	Includes revenue associated with services provided by our contract manufacturing segment under our former government contract with the TMT, of which during fiscal years 2011 and 2010 amounted to $366,000 and $6,978,000, respectively.

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures, office equipment and software and are net of accumulated depreciation. Long-lived assets by segment consist of the following:

	2012	2011
Long-lived Assets, net:
Contract manufacturing services	$2,080,000	$1,511,000
Products in research and development	820,000	698,000
Total	$2,900,000	$2,209,000

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	2012	2012	2011	2011	2011	2011	2010	2010
Net revenues	$2,065,000	$3,281,000	$4,232,000	$5,655,000	$2,729,000	$2,883,000	$4,671,000	$3,209,000
Gross profit (loss) (a)	$1,053,000	$719,000	$436,000	$2,422,000	$559,000	$196,000	$624,000	$(173,000)
Loss from operations	$(10,890,000)	$(11,093,000)	$(12,036,000)	$(8,051,000)	$(9,954,000)	$(8,843,000)	$(8,378,000)	$(7,512,000)
Net loss	$(10,882,000)	$(11,090,000)	$(12,055,000)	$(8,092,000)	$(10,014,000)	$(8,929,000)	$(7,513,000)	$(7,695,000)
Basic and diluted loss per common share	$(0.10)	$(0.13)	$(0.16)	$(0.11)	$(0.15)	$(0.14)	$(0.13)	$(0.14)

________________

(a) Gross profit (loss) represents contract manufacturing revenue less cost of contract manufacturing.

PEREGRINE PHARMACEUTICALS, INC.	SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2012

Description	Balance at Beginning of period	Charged to expense	Charged to deferred revenue	Deductions	Balance at end of period
Valuation reserve for trade and other receivables, and unbilled amounts
Year ended April 30, 2010	$51,000	$20,000	$202,000	$(51,000)	$222,000
Year ended April 30, 2011	$222,000	$—	$—	$(110,000)	$112,000
Year ended April 30, 2012	$112,000	$—	$—	$(1,000)	$111,000

