Form 10-Q
period 2012-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2012-09-10
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Yes ☐     No  ☒

As of September 7, 2012, there were 104,191,176 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2012	APRIL 30, 2012
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,991,000	$18,033,000
Trade and other receivables, net	2,271,000	2,353,000
Inventories, net	5,744,000	3,611,000
Prepaid expenses and other current assets, net	887,000	795,000
Total current assets	27,893,000	24,792,000
Property, net	2,868,000	2,900,000
Other assets	745,000	570,000
TOTAL ASSETS	$31,506,000	$28,262,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,151,000	$3,492,000
Accrued clinical trial and related fees	1,909,000	2,111,000
Accrued payroll and related costs	2,908,000	2,468,000
Deferred revenue	6,056,000	3,651,000
Customer deposits	10,224,000	4,865,000
Other current liabilities	1,308,000	1,052,000
Total current liabilities	26,556,000	17,639,000
Deferred revenue	284,000	361,000
Other long-term liabilities	742,000	779,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	–	–
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 104,178,431 and 101,421,365, respectively	104,000	101,000
Additional paid-in capital	349,608,000	347,506,000
Accumulated deficit	(345,788,000)	(338,124,000)
Total stockholders’ equity	3,924,000	9,483,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,506,000	$28,262,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

	THREE MONTHS ENDED
	July 31, 2012	July 31, 2011
	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$4,135,000	$5,439,000
License revenue	116,000	216,000
Total revenues	4,251,000	5,655,000

COSTS AND EXPENSES:
Cost of contract manufacturing	2,024,000	3,017,000
Research and development	6,981,000	7,760,000
Selling, general and administrative	2,917,000	2,929,000
Total costs and expenses	11,922,000	13,706,000

LOSS FROM OPERATIONS	(7,671,000)	(8,051,000)

OTHER INCOME (EXPENSE):
Interest and other income	8,000	13,000
Interest and other expense	(1,000)	(54,000)

NET LOSS	$(7,664,000)	$(8,092,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	103,283,937	70,656,568

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.11)

Comprehensive loss	$(7,664,000)	$(8,092,000)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JULY 31,
	2012	2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,664,000)	$(8,092,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	662,000	884,000
Depreciation and amortization	260,000	203,000
Amortization of discount on notes payable and debt issuance costs	–	21,000
Changes in operating assets and liabilities:
Trade and other receivables, net	82,000	302,000
Government contract receivables	–	93,000
Inventories, net	(2,133,000)	803,000
Prepaid expenses and other current assets, net	(92,000)	108,000
Other non-current assets	–	98,000
Accounts payable	621,000	(1,159,000)
Accrued clinical trial and related fees	(202,000)	494,000
Accrued payroll and related expenses	440,000	77,000
Deferred revenue	2,328,000	(1,550,000)
Customer deposits	5,359,000	(1,470,000)
Other current liabilities	275,000	83,000
Other long-term liabilities	(37,000)	(166,000)

Net cash used in operating activities	(101,000)	(9,271,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(190,000)	(363,000)
(Increase) decrease in other assets	(175,000)	31,000

Net cash used in investing activities	(365,000)	(332,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $59,000 and $126,000, respectively	1,443,000	3,587,000
Principal payments on notes payable and capital leases	(19,000)	(519,000)
Net cash provided by financing activities	1,424,000	3,068,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	958,000	(6,535,000)

CASH AND CASH EQUIVALENTS, beginning of period	18,033,000	23,075,000

CASH AND CASH EQUIVALENTS, end of period	$18,991,000	$16,540,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for purchase of property	$38,000	$72,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2012 (unaudited)

1.	ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment and diagnosis of cancer. The Company is advancing two Phase II oncology programs with our lead product candidates, bavituximab and Cotara, for the treatment of various cancers. In addition, we are advancing our lead imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types. Peregrine also has in-house manufacturing capabilities through its wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides biomanufacturing services for Peregrine and its third-party clients.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012. The condensed consolidated balance sheet at April 30, 2012 has been derived from audited financial statements at that date. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

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

At July 31, 2012, we had $18,991,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the quarter ended July 31, 2012 amounted to $7,664,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2012 (unaudited) (continued)

With respect to our ability to raise additional capital from the issuance of equity, we have two effective shelf registration statements on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for aggregate gross proceeds of up to $175,886,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

With respect to raising capital through the issuance of debt, subsequent to July 31, 2012, we entered into a loan and security agreement (the “Loan Agreement”), whereby we received initial funding of $15,000,000 on August 30, 2012, and we have an option to receive an additional $15,000,000, provided, on or before March 31, 2013, we meet certain predefined milestones, as described in the Loan Agreement (Note 12). With the receipt of the initial funding on August 30, 2012 under the Loan Agreement , we believe we will have sufficient capital to fund our operations through at least the remainder of our fiscal year 2013 based on current assumptions.

In addition, we may also secure additional funding through the licensing or partnering of our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in licensing or partnering our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of Recent Accounting Pronouncements

Effective May 1, 2012, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-5. In these updates, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU Nos. 2011-05 and 2011-12 did not have a material impact on our consolidated financial statements. We have presented comprehensive loss in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2012 (unaudited) (continued)

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services provided by Avid is recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer. On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance. Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist. There were no “bill-and-hold” arrangements outstanding as of July 31, 2012 and April 30, 2012.

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
FOR THE THREE MONTHS ENDED JULY 31, 2012 (unaudited) (continued)

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2012 (unaudited) (continued)

As of July 31, 2012 and April 30, 2012, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Customer Deposits

Customer deposits primarily represent advance billings and/or payments received from Avid’s third-party customers prior to the initiation of contract manufacturing services.

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

Accrued Clinical Trial and Related Fees

We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CRO”), hospitals, consultants, and other clinical trial related vendors. We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated financial statements for the three months ended July 31, 2012 and 2011.

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

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants in accordance with the authoritative guidance. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three months ended July 31, 2012 and 2011.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2012 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, common shares expected to be issued under our employee stock purchase plan, and warrants, to purchase up to an aggregate of 1,431,130 and 128,019 shares of common stock for the three months ended July 31, 2012 and 2011, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase up to an aggregate of 7,874,710 and 5,263,538 shares of common stock for the three months ended July 31, 2012 and 2011, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

4.	ACCOUNTS RECEIVABLE

Accounts receivable is recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Trade and other receivables, net consist of the following at July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012
Trade receivables(1)	$2,222,000	$2,264,000
Other receivables, net	49,000	89,000
Trade and other receivables, net	$2,271,000	$2,353,000

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis, an allowance for doubtful accounts amounted to $19,000 as of July 31, 2012 and April 30, 2012.

5.	PROPERTY

Property, net consists of the following at July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012
Leasehold improvements	$1,383,000	$1,383,000
Laboratory equipment	5,037,000	4,967,000
Furniture, fixtures, office equipment and software	2,445,000	2,287,000
	8,865,000	8,637,000
Less accumulated depreciation and amortization	(5,997,000)	(5,737,000)
Property, net	$2,868,000	$2,900,000

Depreciation and amortization expense for three months ended July 31, 2012 and 2011 was $260,000 and $203,000, respectively.

6.	INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at July 31, 2012 and April 30, 2012:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2012 (unaudited) (continued)

	July 31, 2012	April 30, 2012
Raw materials, net	$2,077,000	$1,966,000
Work-in-process	3,667,000	1,645,000
Total inventories, net	$5,744,000	$3,611,000

7.	STOCKHOLDERS’ EQUITY

On December 29, 2010, we entered into an At Market Sales Issuance Agreement (the “December 2010 AMI Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may sell shares of our common stock at market prices through MLV, as agent, in registered transactions from the Company’s shelf registration statement on Form S-3 (File No. 333-171252) filed with the SEC on December 29, 2010, for aggregate gross proceeds of up to $75,000,000.

During the three months ended July 31, 2012, we sold 2,752,691 shares of common stock at varying market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $1,496,000 before deducting commissions and other issuance costs of $59,000. As of July 31, 2012, aggregate gross proceeds of up to $25,886,000 remained available under the December 2010 AMI Agreement.

As of July 31, 2012, aggregate gross proceeds of up to $175,886,000 remained available under two effective shelf registration statements.

In addition, as of July 31, 2012, we had reserved 16,909,269 additional shares of our common stock which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statements, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	12,252,187
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,437,115
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	16,909,269

8.	equity compensation plans

Stock Incentive Plans

As of July 31, 2012, we had an aggregate of 12,252,187 shares of common stock reserved for issuance under all Stock Incentive Plans, of which, 11,599,017 shares were subject to outstanding options and 653,170 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the three months ended July 31, 2012:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2012	7,531,651	$ 2.90
Granted	4,224,745	$ 0.47
Exercised	(4,375)	$ 1.40
Canceled or expired	(153,004)	$ 2.04
Outstanding, July 31, 2012	11,599,017	$ 2.03

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2012 (unaudited) (continued)

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “2010 ESPP”), of which 4,437,115 shares of common stock remain available for purchase as of July 31, 2012. Under the 2010 ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period. The 2010 ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1. No shares were purchased under the 2010 ESPP during the three months ended July 31, 2012.

Share-Based Compensation

Total share-based compensation expense for the three-month periods ended July 31, 2012 and 2011 are included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended July 31,
	2012	2011
Cost of contract manufacturing	$9,000	$3,000
Research and development	323,000	319,000
Selling, general and administrative	330,000	562,000
Total share-based compensation expense	$662,000	$884,000

Share-based compensation from:
Stock options	$615,000	$853,000
Employee stock purchase plan	47,000	31,000
	$662,000	$884,000

As of July 31, 2012, the total estimated unrecognized compensation cost related to non-vested stock options was $3,350,000. This cost is expected to be recognized over a weighted average vesting period of 1.81 years based on current assumptions.

9.	WARRANTS

As of July 31, 2012, we had warrants outstanding to purchase up to 219,967 shares of our common stock at an exercise price of $1.48 per share with an expiration date of December 19, 2013. There were no warrants granted or exercised during the three months ended July 31, 2012.

On August 30, 2012, we issued warrants to purchase an aggregate of 273,280 shares of our common stock at an exercise price of $2.47 per share with an expiration date of August 30, 2018. These warrants were issued in connection with the loan and security agreement we entered into on August 30, 2012, as further discussed in Note 12.

10.	SEGMENT REPORTING

Our business is organized into two reportable operating segments and both operate in the U.S. Peregrine is engaged in the research and development of monoclonal antibodies for the treatment and diagnosis of cancer. Avid is engaged in providing contract manufacturing services for Peregrine, and third-party customers on a fee-for-service basis.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2012 (unaudited) (continued)

Segment information is summarized as follows:

	Three Months Ended July 31,
	2012	2011

Contract manufacturing services revenue	$4,135,000	$5,439,000
Cost of contract manufacturing services	2,024,000	3,017,000
Gross profit	2,111,000	2,422,000

Revenue from products in research and development	116,000	216,000
Research and development expense	(6,981,000)	(7,760,000)
Selling, general and administrative expense	(2,917,000)	(2,929,000)
Other income (expense), net	7,000	(41,000)
Net loss	$(7,664,000)	$(8,092,000)

Revenues generated from our contract manufacturing services segment were from the following customers:

	Three Months Ended July 31,
	2012	2011
Customer revenue as a percentage of revenue:
United States (customer A)	81%	39%
United States (customer B)	18%	0%
Denmark (one customer)	1%	61%
Total	100%	100%

Revenue generated from our products in our research and development segment during the three months ended July 31, 2012 and 2011 is directly related to license revenue recognized under licensing agreements with unrelated entities.

11.	commitments and contingencies

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

12.	SUBSEQUENT EVENTS

On August 30, 2012, we entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC, MidCap Financial SBIC LP, and Silicon Valley Bank (collectively, the “Lenders”) for up to $30,000,000 in total funding available in two $15,000,000 tranches. On August 30, 2012, we received initial funding of $15,000,000 (the “Term A Loan”). In addition, at our option, we may drawdown the second $15,000,000 tranche (the “Term B Loan”), if, on or before March 31, 2013, we (i) achieve positive overall survival data in our bavituximab Phase II second-line non-small cell lung cancer (“NSCLC”) clinical trial and (ii) have a positive end of Phase II meeting with the U.S. Food and Drug Administration (“FDA”) regarding our bavituximab second-line NSCLC clinical trial (defined as our ability to move into a Phase III trial design) (the “End of Phase II Event”).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2012 (unaudited) (continued)

The Term A Loan bears interest at a fixed rate of 7.95% per annum, and the Term B Loan, if we timely satisfy the above conditions and elect to access it, will bear interest at a fixed rate equal to the greater of (i) 7.95% or (ii) the sum of the three-month U.S. LIBOR rate (but not less than 0.45%) upon funding plus 7.50%. Payments for the Term A Loan are interest-only through March 31, 2013 (or, if the Term B Loan is accessed, September 30, 2013), followed by 30 equal monthly payments of principal and interest. Payments for the Term B Loan, if we elect to access it, are interest-only through September 30, 2013, followed by 30 equal monthly payments of principal and interest. The Term A Loan matures on September 1, 2015 or, if we exercise our option to access the Term B Loan, both the Term A Loan and Term B Loan mature on March 1, 2016.

In connection with the Loan Agreement, we are obligated to pay a facility fee of $300,000, of which $150,000 was paid prior to the execution of the Loan Agreement, with the remaining $150,000 due and payable upon the earlier of the (i) funding of the Term B Loan, (ii) March 31, 2013, or (iii) acceleration of the obligations following an event of default under the Loan Agreement. Also, should we meet the requirements to access the Term B Loan and elect not to drawdown the available funds, we are obligated to pay a non-utilization fee equal to 1.50% of the Term B Loan amount by March 31, 2013. In addition, if we repay all or a portion of the term loan prior to maturity, we will pay the Lenders a prepayment fee of between 1-3% of the principal amount prepaid. A final payment fee equal to 6.50% of the total amount funded under the Loan Agreement is due at the earlier of the term loan prepayment, maturity, or termination.

The Loan Agreement is secured by a first-priority security interest in substantially all of our assets, excluding our intellectual property rights and assets. The Loan Agreement also includes standard affirmative and negative covenants, which, among other things, generally restrict our ability to incur additional indebtedness. In addition, the Loan Agreement includes events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, the failure to achieve the End of Phase II Event by June 30, 2013 and certain material adverse changes, including a material impairment of the perfection or priority of the Lenders’ lien. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In accordance with the terms of the Loan Agreement, we agreed to issue to the Lenders six-year warrants (the “Warrants”) to purchase shares of our common stock upon the funding of each tranche in an amount equal to 4.50% of the amount of such tranche divided by the exercise price, which is the lower of the average closing price of our common stock for the 10 business days immediately prior to the funding date for such tranche or the closing price on the day prior to such funding date. As a result, upon the funding of the Term A Loan, we issued to the Lenders Warrants to purchase an aggregate of 273,280 shares of our common stock at a per share price of $2.47, which are exercisable on a cash or cashless basis.

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

Overview

We are a biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment and diagnosis of cancer. Our pipeline of novel investigational monoclonal antibodies is based on two first-in-class technology platforms, including phosphatidylserine (“PS”)-targeting antibodies (bavituximab and PGN650) and a DNA/histone-targeting antibody, Cotara.

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

As reflected in the above product pipeline, bavituximab’s therapeutic potential is currently being evaluated in eight clinical trials including three company-sponsored Phase II randomized trials in second-line non-small cell lung cancer (“NSCLC”), front-line NSCLC, and front-line pancreatic cancer, as well as in five investigator-sponsored trials (“IST”) in additional oncology indications.

Our lead indication is second-line NSCLC, based on validating data from a randomized, double-blind, placebo-controlled Phase II second-line NSCLC study evaluating two dose levels of bavituximab plus docetaxel (“bavituximab-containing arms”) versus docetaxel plus placebo (“control arm”) in 121 patients with Stage IIIb or Stage IV NSCLC. In May 2012, we announced positive top-line overall response rate (“ORR”) data (primary endpoint) and median progression-free survival (“PFS”) (one secondary endpoint) from this trial from 117 evaluable patients, based on independent radiology reviews and current status of patients as of that date, as shown in the following table:

	Treatment Arm
	Placebo plus docetaxel	Bavituximab (1 mg/kg) plus docetaxel	Bavituximab (3 mg/kg) plus docetaxel
Overall Response Rate	7.9%	15.0%	17.9%
Median Progression-Free Survival	3.0 months	4.2 months	4.5 months

In addition, on September 7, 2012, we presented compelling interim median overall survival data (“OS”), another secondary endpoint from the trial, at the 2012 Chicago Multidisciplinary Symposium in Thoracic Oncology. The data presented showed a doubling of median OS in each of the bavituximab-containing arms compared to the control arm, representing a significant improvement in survival.

Based on these encouraging data and our discussions with medical advisors, we are actively preparing for an End-of-Phase II meeting with the FDA by the end of calendar year 2012 that should allow us to initiate a Phase III trial with bavituximab in second-line NSCLC by mid-calendar year 2013.

We are also conducting a randomized Phase II trial designed to evaluate bavituximab plus carboplatin and paclictaxel versus carboplatin and paclitaxel alone as front-line therapy in 86 patients with Stage IIIb or Stage IV NSCLC. In March 2012, we announced top-line ORR (primary endpoint) and current median PFS (one secondary endpoint) from this trial from 83 evaluable patients. Initial ORR and median PFS data from this study were deemed inconclusive and therefore, we believe median OS (one secondary endpoint) will be an important data point from this study and instrumental in determining our next steps in advancing bavituximab in front-line NSCLC in combination with carboplatin and paclitaxel. We anticipate announcing median OS from this trial by the end of calendar year 2012, but this is a time-to-event endpoint and could take longer to reach.

In addition to our NSCLC trials, in June 2012, we announced the completion of patient enrollment in our Phase II randomized trial evaluating bavituximab in combination with gemcitabine versus gemcitabine alone in 70 patients with previously untreated pancreatic cancer patients. The primary endpoint from this trial is median OS and the secondary endpoints are ORR and median PFS. Interim data from this trial is expected by the end of calendar year 2012.

With respect to ISTs, our clinical collaborators are evaluating new bavituximab drug combinations and additional oncology indications in the following trials: (i) a Phase I/II trial evaluating bavituximab combined with sorafenib in patients with advanced hepatocellular carcinoma (“HCC”), or liver cancer, (ii) a Phase I/II trial evaluating bavituximab combined with cabazitaxel in second-line castration resistant prostate cancer (“CRPC”), (iii) a Phase Ib trial evaluating bavituximab combined with pemetrexed and carboplatin in front-line NSCLC, (iv) a Phase I trial evaluating bavituximab combined with paclitaxel in patients with HER2-negative metastatic breast cancer, and (v) a Phase I trial evaluating bavituximab combined with capecitabine and radiation in patients with stage II or III rectal adenocarcinoma. Enrollment is ongoing in each of the five IST’s.

PS-Targeting Imaging Program (PGN650)

In addition to bavituximab’s therapeutic potential to treat multiple solid tumors, we believe these PS-targeting antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. In April 2012, we filed an exploratory Investigational New Drug Application with the United States Food and Drug Administration (“FDA”) to advance our lead imaging agent PGN650 into clinical development for the imaging of multiple solid tumor types. Our initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform. The current trial will enroll up to 12 patients and results from this study may provide new insight into new indications and potential applications, including development of antibody drug conjugates , the ability of PGN650 to monitor the effectiveness of current standard cancer treatments, and the ability to potentially select patients that may benefit from bavituximab-based treatment.

Cotara for the Treatment of Brain Cancer

Cotara is our lead DNA/histone targeting antibody based on our Tumor Necrosis Therapy (“TNT”) technology platform. Cotara is a monoclonal antibody linked to a radioisotope that is administered as a single one-time infusion, directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue. In calendar year 2011, we reported what we believe to be promising median OS of 9.3 months in patients with glioblastoma multiforme (“GBM”) at first relapse following a single dose of Cotara in a Phase II clinical trial. Based on these data and data from earlier clinical studies, we are working with the FDA regarding a registration pathway for Cotara to further advance the program. We look forward to reaching a conclusion regarding a registration pathway for Cotara and continue to seek partners both in the U.S. and internationally to support the development of Cotara for this deadly form of brain cancer. Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the FDA.

Integrated Biomanufacturing Subsidiary

In addition to our clinical research and development efforts, we operate a wholly-owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”). Avid is a Contract Manufacturing Organization that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and Avid’s third-party clients. In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture all clinical products to support our clinical trials while also preparing for Phase III and potential commercial launch.

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

At July 31, 2012, we had $18,991,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the quarter ended July 31, 2012 amounted to $7,664,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to our ability to raise additional capital from the issuance of equity, we have two effective shelf registration statements on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for aggregate gross proceeds of up to $175,886,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

With respect to raising capital through the issuance of debt, subsequent to July 31, 2012, we entered into a loan and security agreement (the “Loan Agreement”), whereby we received initial funding of $15,000,000 on August 30, 2012, and we have an option to receive an additional $15,000,000, provided, on or before March 31, 2013, we meet certain predefined milestones, as described in the Loan Agreement (as described in Note 12 to the accompanying interim unaudited condensed consolidated financial statements ).

In addition, we may also secure additional funding through the licensing or partnering of our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in licensing or partnering our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

With the potential of up to $30,000,000 in total funding under the Loan Agreement and assuming we meet certain predefined milestones, we believe we will have sufficient capital to fund our operations for at least the next twelve months based on current assumptions, which includes projected cash inflows under signed contracts with existing customers of Avid, and assumes we raise no additional capital from the capital markets or other potential sources. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business beyond the next twelve months unless we raise additional capital. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2012 and 2011. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended July 31,
	2012	2011	$ Change
REVENUES:
Contract manufacturing revenue	$4,135,000	$5,439,000	$(1,304,000)
License revenue	116,000	216,000	(100,000)
Total revenues	4,251,000	5,655,000	(1,404,000)

COSTS AND EXPENSES:
Cost of contract manufacturing	2,024,000	3,017,000	(993,000)
Research and development	6,981,000	7,760,000	(779,000)
Selling, general & administrative	2,917,000	2,929,000	(12,000)

Total costs and expenses	11,922,000	13,706,000	(1,784,000)

LOSS FROM OPERATIONS	(7,671,000)	(8,051,000)	380,000

OTHER INCOME (EXPENSE):
Interest and other income	8,000	13,000	(5,000)
Interest and other expense	(1,000)	(54,000)	53,000

NET LOSS	$(7,664,000)	$(8,092,000)	$428,000

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues

The decrease in total revenues of $1,404,000 (or 25%) during the three months ended July 31, 2012 compared to the same period in the prior year was due to decreases in contract manufacturing revenue of $1,304,000 and license revenue of $100,000. The decrease in contract manufacturing revenue was primarily due to a decrease in the number of completed manufacturing runs released and shipped in the current period compared to the same prior year period, which can be attributed to the timing of services provided to third-party customers.

Based on the current demand for services from Avid’s third-party customers and the anticipated completion of in-process third-party manufacturing runs, we expect total revenues for the current fiscal year to exceed total revenues reported in fiscal year 2012. In addition, although we expect to continue to recognize license revenue during the remainder of fiscal year 2013, we do not expect license revenue to be significant based on current agreements.

Cost of Contract Manufacturing

The decrease in cost of contract manufacturing of $993,000 (or 33%) during the three months ended July 31, 2012 compared to the same period in the prior year was primarily related to the current year three-month period decrease in contract manufacturing revenue. In addition, during the three months ended July 31, 2012, the cost of contract manufacturing as a percentage of contract manufacturing revenue improved to 49% compared to 55% in same prior year period, which was primarily the result of the mix of services provided and the gross margins associated with these services provided during the current year period.

Research and Development Expenses

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

The decrease in research and development (“R&D”) expenses of $779,000 (or 10%) during the three months ended July 31, 2012 compared to the same period in the prior year was due to the following changes associated with each of our following technologies under development:

Technology Platform	R&D Expenses- Quarter Ended July 31, 2012	R&D Expenses- Quarter Ended July 31, 2011	$ Change
PS-Targeting (bavituximab)	$6,701,000	$6,779,000	$(78,000)
TNT (Cotara)	273,000	976,000	(703,000)
Other	7,000	5,000	2,000
Total R&D Expenses	$6,981,000	$7,760,000	$779,000

o	PS-Targeting (bavituximab) – PS-targeting program expenses decreased slightly by $78,000 during the current quarter as we continued our efforts to support the advancement of our later-stage phase II clinical oncology program for bavituximab and the exploration of PS-targeting antibodies potential for the imaging and diagnosis of cancer. The current quarter decrease in R&D expenses were primarily associated with a decrease in third-party vendor costs regarding our three separate company-sponsored Phase II trials using bavituximab in combination with chemotherapy for the treatment of patients with (i) front-line non-small cell lung cancer (“NSCLC”), (ii) second-line NSCLC, and (iii) pancreatic cancer, as the majority of patients in these trials were enrolled prior to May 1, 2012. These decreases in clinical trial expenses were offset by increases in payroll and related expenses and manufacturing costs associated with bavituximab and our lead PS-targeting imaging agent, PGN650.

o	TNT (Cotara) – The decrease in TNT program expenses of $703,000 during the quarter ended July 31, 2012 compared to the same prior year period was primarily related to development costs incurred in the prior year period associated with preparing Cotara for potential later-stage clinical trials for the treatment of recurrent glioblastoma multiforme (“GBM”). This current period decrease was further supplemented by decreases in clinical trial expenses associated with our Phase II trial for GBM (or brain cancer), which completed patient enrollment in December 2010.

During the remainder of the current fiscal year, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

—	the uncertainty of future clinical trial results;

—	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;

—	the uncertainty of the U.S. Food and Drug Administration allowing our studies to move forward from Phase II clinical studies to Phase III clinical studies;

—	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

—	the uncertainty of terms related to potential future partnering or licensing arrangements;

—	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and

—	the uncertainty of our ability to raise additional capital to support our future research and development efforts.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related expenses, director fees, share-based compensation expense, legal and accounting fees, patent fees, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company. Selling, general and administrative expenses for the three months ended July 31, 2012 remained in-line with the same period in the prior year.

Interest and Other Expense

The decrease in interest and other expense of $53,000 during the three months ended July 31, 2012 compared to the same period in the prior year was directly related to interest expense incurred in the same prior year period associated with the then outstanding principal balance of a term loan, which was subsequently paid in full in December 2011.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2012, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2012.

Liquidity and Capital Resources

At July 31, 2012, we had $18,991,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the quarter ended July 31, 2012 amounted to $7,664,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to our ability to raise additional capital from the issuance of equity, we have two effective shelf registration statements on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for aggregate gross proceeds of up to $175,886,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

With respect to raising capital through the issuance of debt, subsequent to July 31, 2012, we entered into a loan and security agreement (the “Loan Agreement”), whereby we received initial funding of $15,000,000 on August 30, 2012, and we have an option to receive an additional $15,000,000, provided, on or before March 31, 2013, we meet certain predefined milestones, as described in the Loan Agreement (as described in Note 12 to the accompanying interim unaudited condensed consolidated financial statements).

In addition, we may also secure additional funding through the licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in licensing or partnering our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

With the potential of up to $30,000,000 in total funding under the Loan Agreement and assuming we meet certain predefined milestones, we believe we will have sufficient capital to fund our operations for at least the next twelve months based on current projections, which includes projected cash inflows under signed contracts with existing customers of Avid, and assumes we raise no additional capital from the capital markets or other potential sources. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business beyond the next twelve months unless we raise additional capital. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2012 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Net cash used in operating activities decreased $9,170,000 to $101,000 for the three months ended July 31, 2012 compared to net cash used in operating activities of $9,271,000 for the three months ended July 31, 2011. This decrease in net cash used in operating activities was due to a decrease of $242,000 in net loss reported during the current three-month period after taking into consideration non-cash operating expenses combined with a net change in operating assets and liabilities of $8,928,000. The net change in operating assets and liabilities was primarily due to current period increases in customer deposits and deferred revenue associated with payments received from Avid’s third-party customers.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	THREE MONTHS ENDED
	July 31, 2012	July 31, 2011
Net loss, as reported	$(7,664,000)	$(8,092,000)
Less non-cash expenses and adjustments to net loss:
Share-based compensation	662,000	884,000
Depreciation and amortization	260,000	203,000
Amortization of discount on notes payable and debt issuance costs	–	21,000
Net cash used in operating activities before changes in operating assets and liabilities	$(6,742,000)	$(6,984,000)
Net change in operating assets and liabilities	$6,641,000	$(2,287,000)
Net cash used in operating activities	$(101,000)	$(9,271,000)

Cash Used In Investing Activities. Net cash used in investing activities increased $33,000 to $365,000 for the three months ended July 31, 2012 compared to net cash used in investing activities of $332,000 for the three months ended July 31, 2011. This net increase was due to an increase in other assets of $206,000 offset by a decrease in property acquisitions of $173,000.

Cash Provided By Financing Activities. Net cash provided by financing activities decreased $1,644,000 to $1,424,000 for the three months ended July 31, 2012 compared to net cash provided by financing activities of $3,068,000 for the three months ended July 31, 2011. Net cash provided by financing activities for the three months ended July 31, 2012, consisted of $1,437,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $6,000 in net proceeds from stock option exercises, which were offset by principal payments on capital leases of $19,000. Net cash provided by financing activities for the three months ended July 31, 2011, consisted of $3,587,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, which were offset with aggregate principal payments on notes payable and capital leases of $519,000.

Commitments

At July 31, 2012, we had no material capital commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at July 31, 2012, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2012, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2012.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended July 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

Item 1a.	Risk Factors.

The following risk factors below update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report for the fiscal year ended April 30, 2012.

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations.

At July 31, 2012, we had $18,991,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the quarter ended July 31, 2012 amounted to $7,664,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

With respect to our ability to raise additional capital from the issuance of equity, we have two effective shelf registration statements on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for aggregate gross proceeds of up to $175,886,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

With respect to raising capital through the issuance of debt, subsequent to July 31, 2012, we entered into a loan and security agreement (the “Loan Agreement”), whereby we received initial funding of $15,000,000 on August 30, 2012, and we have an option to receive an additional $15,000,000, provided, on or before March 31, 2013, we meet certain predefined milestones, as described in the Loan Agreement (as described in Note 12 to the accompanying interim unaudited condensed consolidated financial statements).

In addition, we may also secure additional funding through the licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in licensing or partnering our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

With the potential of up to $30,000,000 in total funding under the Loan Agreement and assuming we meet certain predefined milestones, we believe we will have sufficient capital to fund our operations for at least the next twelve months based on current projections, which includes projected cash inflows under signed contracts with existing customers of Avid, and assumes we raise no additional capital from the capital markets or other potential sources. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business beyond the next twelve months unless we raise additional capital. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Our current Loan Agreement may restrict our operations or place further restrictions on our operations.

Our loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC, MidCap Financial SBIC, LP and Silicon Valley Bank (collectively, the “Lenders”), which we entered into on August 30, 2012, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure the performance of our obligations under the Loan Agreement, we granted a security interest in substantially all of our assets, other than intellectual property assets (with respect to which we provided a negative pledge), to the Lenders. Our failure to comply with the terms of the Loan Agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the Lenders’ lien on our assets, as determined by the lenders, or the occurrence of certain other specified events, including our failure to hold an end of phase II meeting with the FDA regarding our bavituximab second-line non-small cell lung cancer program by June 30, 2013, could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets, and other adverse results.

We have had significant losses and we anticipate future losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for the three months ended July 31, 2012 and for each of the past three fiscal years:

Net Loss
Three months ended July 31, 2012 (unaudited)	$7,664,000
Fiscal Year 2012	$42,119,000
Fiscal Year 2011	$34,151,000
Fiscal Year 2010	$14,494,000

As of July 31, 2012, we had an accumulated deficit of $345,788,000. While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. Furthermore, as evidenced by the increase in our net loss over the past two fiscal years, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of July 31, 2012, there were 104,178,431 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 16,909,269 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and for outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	12,252,187
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	4,437,115
Common shares issuable upon exercise of outstanding warrants	219,967
Total shares of common stock reserved for issuance	16,909,269

In addition, the above table does not include shares of common stock we could potentially issue from time to time, in one or more offerings, under our current effective shelf registration statements in exchange for remaining aggregate gross proceeds of up to $175,886,000 as of July 31, 2012.

Of the total options and warrants outstanding as of July 31, 2012, 6,623,112 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at July 31, 2012.

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

The following table shows the high and low sales price and trading volume of our common stock for each of the last twelve (12) fiscal quarters ended July 31, 2012:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Quarter Ended July 31, 2012	$1.89	$0.42	11,875	276
Quarter Ended April 30, 2012	$1.14	$0.39	7,397	282
Quarter Ended January 31, 2012	$1.53	$0.85	7,162	138
Quarter Ended October 31, 2011	$1.88	$0.95	2,450	110
Quarter Ended July 31, 2011	$2.48	$1.56	1,012	144
Quarter Ended April 30, 2011	$2.74	$2.05	929	152
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49
Quarter Ended October 31, 2009	$4.74	$2.74	2,243	64

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

—	announcements of technological innovations or new commercial products by us or our competitors;
—	publicity regarding actual or potential company-sponsored clinical trial and investigator-sponsored clinical trial results relating to products under development by us or our competitors;
—	significant changes in our financial results or that of our competitors, including our abilities to continue as a going concern;
—	the offering and sale of shares of our common stock at a discount under an equity transaction;
—	significant changes in our capital structure;
—	published reports by securities analysts;
—	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
—	developments and/or disputes concerning our patent or other proprietary rights;
—	regulatory developments and product safety concerns;
—	general stock trends in the biotechnology and pharmaceutical industry sectors;
—	public concerns as to the safety and effectiveness of our products;
—	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
—	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On March 28, 2012, we received a deficiency notice from The NASDAQ Stock Market indicating that the Company's minimum bid price had fallen below $1.00 for 30 consecutive business days, and therefore, we were not in compliance with NASDAQ Marketplace Rule 5550(a)(2). Pursuant to the NASDAQ notice, we were afforded an initial 180 calendar days, or until September 24, 2012, to regain compliance with this minimum bid price requirement. On July 30, 2012, we received a letter from the NASDAQ Stock Market LLC notifying us that we’d regained compliance with NASDAQ Marketplace Rule 5550(a)(2), as the closing bid price of our common stock had been at or above $1.00 per share for at least 10 consecutive business days.

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

Even if bavituximab, Cotara, or any future product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

—	our ability to provide acceptable evidence of safety and efficacy;
—	changes in the standard of care for the targeted indication;
—	relative convenience and ease of administration;
—	the prevalence and severity of any adverse side effects;
—	availability, cost and potential advantages of alternative treatments;
—	pricing and cost effectiveness, which may be subject to regulatory control;
—	effectiveness of our or our partners’ sales and marketing strategy;
—	the product labeling or product insert required by the FDA or regulatory authority in other countries; and
—	our ability to obtain sufficient third-party insurance coverage or reimbursement.

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

The coverage and reimbursement status of newly approved drugs is uncertain, and failure to obtain adequate coverage and reimbursement could limit our ability to market bavituximab and cotara and may decrease our ability to generate revenue.

There is significant uncertainty related to the third party coverage and reimbursement of newly approved drugs both nationally and internationally. The commercial success of bavituximab, Cotara, and any other of our future products, if any, in both domestic and international markets depends on whether third-party coverage and reimbursement is available for the ordering of our future products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage healthcare costs by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate payment for our future products. These payors may not view our future products as cost-effective, and reimbursement may not be available to consumers or may not be sufficient to allow our future products to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our future products. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our future products may reduce any future product revenue.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing bavituximab abroad.

We intend to market bavituximab in international markets either directly or through a potential future collaboration partner, if any. In order to market bavituximab in the European Union, Canada, Japan and many other foreign jurisdictions, we or a potential future collaboration partner must obtain separate regulatory approvals. We have, and potential future collaboration partners may have, had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing at significant cost. The time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We or a potential future collaboration partner may not obtain foreign regulatory approvals on a timely basis, if at all. We or a potential future collaboration partner may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize bavituximab or any other future products in any market.

Foreign governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market bavituximab in both the United States and foreign jurisdictions either directly or through a potential future collaboration partner. If we or a potential future collaboration partner obtain approval in one or more foreign jurisdictions, we or a potential future collaboration partner will be subject to rules and regulations in those jurisdictions relating to bavituximab. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we or a potential future collaboration partner may be required to conduct a clinical trial that compares the cost-effectiveness of bavituximab to other available therapies. If reimbursement of bavituximab is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)	Exhibits:

	10.27	Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Mark Ziebell, dated June 20, 2012. (*) (**)

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	101.INS	XBRL Instance Document. (*) (#)

	101.SCH	XBRL Schema Document. (*) (#)

	101.CAL	XBRL Calculation Linkbase Document. (*) (#)

	101.DEF	XBRL Definition Linkbase Document. (*) (#)

	101.LAB	XBRL Label Linkbase Document. (*) (#)

	101.PRE	XBRL Presentation Linkbase Document. (*) (#)
_____________

*	Filed herewith

**	This exhibit is a management contract or a compensation plan or arrangement.

#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC

Date: September 10, 2012	By: /s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

Date: September 10, 2012	By: /s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

