Form 10-Q
period 2012-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2012-12-10
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Yes ☐     No  ☒

As of December 7, 2012, there were 132,539,783 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2012	APRIL 30, 2012
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,443,000	$18,033,000
Trade and other receivables, net	2,320,000	2,353,000
Inventories, net	5,426,000	3,611,000
Prepaid expenses and other current assets, net	885,000	795,000
Total current assets	33,074,000	24,792,000
Property, net	2,683,000	2,900,000
Other assets	771,000	570,000
TOTAL ASSETS	$36,528,000	$28,262,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,176,000	$3,492,000
Accrued clinical trial and related fees	1,558,000	2,111,000
Accrued payroll and related costs	2,394,000	2,468,000
Deferred revenue	6,221,000	3,651,000
Customer deposits	8,500,000	4,865,000
Other current liabilities	1,083,000	1,052,000
Total current liabilities	22,932,000	17,639,000
Deferred revenue	205,000	361,000
Other long-term liabilities	721,000	779,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	–	–
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 123,310,188 and 101,421,365, respectively	123,000	101,000
Additional paid-in capital	367,088,000	347,506,000
Accumulated deficit	(354,541,000)	(338,124,000)
Total stockholders’ equity	12,670,000	9,483,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,528,000	$28,262,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED OCTOBER 31,		SIX MONTHS ENDED OCTOBER 31,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$6,061,000	$4,154,000	$10,196,000	$9,593,000
License revenue	78,000	78,000	194,000	294,000
Total revenues	6,139,000	4,232,000	10,390,000	9,887,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,703,000	3,718,000	5,727,000	6,735,000
Research and development	6,053,000	9,818,000	13,034,000	17,578,000
Selling, general and administrative	3,440,000	2,732,000	6,357,000	5,661,000
Total costs and expenses	13,196,000	16,268,000	25,118,000	29,974,000

LOSS FROM OPERATIONS	(7,057,000)	(12,036,000)	(14,728,000)	(20,087,000)

OTHER INCOME (EXPENSE):
Interest and other income	44,000	9,000	52,000	22,000
Interest and other expense	(44,000)	(28,000)	(45,000)	(82,000)
Loss on early extinguishment of debt	(1,696,000)	–	(1,696,000)	–

NET LOSS	$(8,753,000)	$(12,055,000)	$(16,417,000)	$(20,147,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	109,405,778	77,523,005	106,344,857	74,089,786

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.16)	$(0.15)	$(0.27)

comprehensive loss	$(8,753,000)	$(12,055,000)	$(16,417,000)	$(20,147,000)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31,
	2012	2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,417,000)	$(20,147,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,291,000	1,679,000
Depreciation and amortization	526,000	426,000
Amortization of discount on notes payable and debt issuance costs	–	32,000
Loss on early extinguishment of debt	1,696,000	–
Changes in operating assets and liabilities:
Trade and other receivables, net	33,000	291,000
Inventories, net	(1,815,000)	2,106,000
Prepaid expenses and other current assets, net	(90,000)	(171,000)
Other non-current assets	–	747,000
Accounts payable	(316,000)	307,000
Accrued clinical trial and related fees	(553,000)	(70,000)
Accrued payroll and related expenses	(74,000)	68,000
Deferred revenue	2,414,000	(3,636,000)
Customer deposits	3,635,000	(56,000)
Other current liabilities	70,000	(35,000)
Other long-term liabilities	(58,000)	(193,000)

Net cash used in operating activities	(9,658,000)	(18,652,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(309,000)	(685,000)
Increase in other assets	(201,000)	(192,000)

Net cash used in investing activities	(510,000)	(877,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $620,000 and $785,000, respectively	17,595,000	15,450,000
Proceeds from issuance of notes payable, net of issuance costs of $251,000	14,749,000	–
Proceeds from exercise of stock options and under Employee Stock Purchase Plan	248,000	96,000
Principal payments on notes payable	(15,000,000)	(1,000,000)
Payment of final fee on notes payable	(975,000)	–
Principal payments on capital leases	(39,000)	(37,000)
Net cash provided by financing activities	16,578,000	14,509,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,410,000	(5,020,000)

CASH AND CASH EQUIVALENTS, beginning of period	18,033,000	23,075,000

CASH AND CASH EQUIVALENTS, end of period	$24,443,000	$18,055,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for purchase of property	$–	$72,000
Fair market value of warrants issued in connection with notes payable	$470,000	$–

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six MONTHS ENDED October 31, 2012 (unaudited)

1.	ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a biopharmaceutical company developing first-in-class monoclonal antibodies focused on the treatment and diagnosis of cancer. The Company is advancing two oncology programs with our lead product candidates, bavituximab and Cotara, for the treatment of various cancers. In addition, we are advancing our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types. Peregrine also has in-house manufacturing capabilities through its wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides development and biomanufacturing services for Peregrine and its third-party clients.

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

At October 31, 2012, we had $24,443,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the six-month period ended October 31, 2012 amounted to $16,417,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six MONTHS ENDED October 31, 2012 (unaudited) (continued)

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2012, we raised $18,215,000 in gross proceeds under an At Market Sales Issuance Agreement (Note 8), of which $16,719,000 was raised from September 27, 2012 to October 31, 2012 to replace the $15,000,000 of initial funding we repaid on September 25, 2012 under an earlier loan facility we entered into on August 30, 2012 (Note 7) . Subsequent to October 31, 2012 and through November 30, 2012, we raised an additional $7,296,000 in gross proceeds under the At Market Sales Issuance Agreement (Note 8).

With respect to our ability to raise additional capital from the issuance of equity, as of November 30, 2012, we have two effective shelf registration statements on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for aggregate gross proceeds of up to $151,871,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, significant delays in one or more clinical trials, and the outcome of our ongoing internal review into the discrepancies tied to our Phase II trial of bavituximab in second-line non-small cell lung cancer. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition to financing our operations through the issuance of equity, we may also secure additional funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, licensing or partnering our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

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

Revenue Recognition

We currently derive revenue from two sources: (i) contract manufacturing services provided by Avid, and (ii) licensing revenue related to agreements associated with Peregrine’s technologies under development.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six MONTHS ENDED October 31, 2012 (unaudited) (continued)

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services provided by Avid is recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer. On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance. Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist. There were no “bill-and-hold” arrangements outstanding as of October 31, 2012 and April 30, 2012.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six MONTHS ENDED October 31, 2012 (unaudited) (continued)

2.	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.

Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”), of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six MONTHS ENDED October 31, 2012 (unaudited) (continued)

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

As of October 31, 2012 and April 30, 2012, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Accrued Clinical Trial and Related Fees

We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CRO”), hospitals, consultants, and other clinical trial related vendors. We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated financial statements for the three and six months ended October 31, 2012 and 2011.

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

In addition, we periodically grant stock options and other share-based awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the remeasurement is recognized in the current period. See Note 9 for further discussion regarding share-based compensation.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six MONTHS ENDED October 31, 2012 (unaudited) (continued)

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants in accordance with the authoritative guidance. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and six months ended October 31, 2012 and 2011.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, common shares expected to be issued under our employee stock purchase plan, and warrants, to purchase up to an aggregate of 4,824,231 and 3,472,288 shares of common stock for the three months and six months ended October 31, 2012, respectively, and 19,929 and 48,867 shares of common stock for the three and six months ended October 31, 2011, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase up to an aggregate of 4,884,707 and 5,728,569 shares of common stock for the three and six months ended October 31, 2012, respectively, and 6,146,976 and 5,789,399 shares of common stock for the three and six months ended October 31, 2011, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Subsequent to October 31, 2012 and through November 30, 2012, we issued an aggregate of 9,220,313 shares of our common stock (Note 8), which are not included in the calculation of basic and dilutive net loss per common share for the three and six months ended October 31, 2012.

4.	TRADE AND OTHER RECEIVABLES

Trade and other receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Trade and other receivables, net, consist of the following at October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012
Trade receivables(1)	$2,312,000	$2,264,000
Other receivables, net	8,000	89,000
Trade and other receivables, net	$2,320,000	$2,353,000

______________

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis, an allowance for doubtful accounts amounted to $19,000 as of October 31, 2012 and April 30, 2012.

5.	PROPERTY

Property, net consists of the following at October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012
Leasehold improvements	$1,383,000	$1,383,000
Laboratory equipment	5,044,000	4,967,000
Furniture, fixtures, office equipment and software	2,519,000	2,287,000
	8,946,000	8,637,000
Less accumulated depreciation and amortization	(6,263,000)	(5,737,000)
Property, net	$2,683,000	$2,900,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six MONTHS ENDED October 31, 2012 (unaudited) (continued)

Depreciation and amortization expense for three and six months ended October 31, 2012 was $266,000 and $526,000, respectively, and $223,000 and $426,000 for the three and six months ended October 31, 2011, respectively.

6.	INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012
Raw materials, net	$2,043,000	$1,966,000
Work-in-process	3,383,000	1,645,000
Total inventories, net	$5,426,000	$3,611,000

7.	NOTE PAYABLE

On August 30, 2012, we entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC, MidCap Financial SBIC LP, and Silicon Valley Bank (collectively, the “Lenders”) for up to $30,000,000 in total funding available in two $15,000,000 tranches. The Loan Agreement was secured by a first-priority security interest in substantially all of our assets, excluding our intellectual property and our rights under license agreements granting us rights to intellectual property. On August 30, 2012, we received initial funding of $15,000,000 under the Loan Agreement, excluding debt issuance costs of $251,000.

Subsequently, on September 24, 2012, we received a written notice of default (“Notice of Default”) from the Lenders, with respect to the Loan Agreement. The Notice of Default was triggered by a material adverse change under the Loan Agreement due to our discovery of major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II second-line non-small cell lung cancer clinical trial. Pursuant to the terms of the Notice of Default, all amounts due under the Loan Agreement were declared immediately due and payable by the Lenders. On September 25, 2012, we paid the Lenders all obligations declared due and payable under the Loan Agreement, including outstanding principal of $15,000,000, accrued interest thereon at the Loan Agreement’s applicable fixed rate of 7.95% per annum, plus a final payment fee equal to 6.5% of the principal amount funded (or $975,000), upon which, the Loan Agreement was terminated.

In addition, under the Loan Agreement, we issued to the Lenders six-year warrants to purchase shares of our common stock upon the funding of each tranche in an amount equal to 4.50% of the amount of such tranche divided by the exercise price, which is the lower of the average closing price of our common stock for the 10 business days immediately prior to the funding date for such tranche or the closing price on the day prior to such funding date. Therefore, upon the initial funding under the Loan Agreement, we issued the Lenders warrants to purchase an aggregate of 273,280 shares of our common stock at a per share price of $2.47, which are exercisable on a cash or cashless basis, and will expire on August 30, 2018. The fair value of the warrants issued was $470,000 and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 0.87%; expected volatility of 80.20%; expected term of six years; and a dividend yield of 0%. The fair value of the warrants issued was initially recorded as a debt discount with a corresponding increase to additional paid-in capital. As of October 31, 2012, the warrants issued under the Loan Agreement were outstanding and exercisable (Note 10).

Upon the termination of the Loan Agreement, we recorded a loss on the early extinguishment of debt of $1,696,000, which consisted of the final payment fee of $975,000, the unamortized debt discount associated with the fair value of the warrants issued to the Lenders of $470,000, and the unamortized aggregate debt issuance costs of $251,000. The loss on the early extinguishment of debt is included in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2012.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six MONTHS ENDED October 31, 2012 (unaudited) (continued)

8.	STOCKHOLDERS’ EQUITY

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

During the six months ended October 31, 2012, we sold 21,310,619 shares of common stock at varying market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $18,215,000 before deducting commissions and other issuance costs of $620,000. As of October 31, 2012, aggregate gross proceeds of up to $9,167,000 remained available under the December 2010 AMI Agreement.

As of October 31, 2012, aggregate gross proceeds of up to $159,167,000 remained available under two effective shelf registration statements.

Subsequent to October 31, 2012 and through November 30, 2012, we sold 9,220,313 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $7,296,000. As of November 30, 2012, aggregate gross proceeds of up to $1,871,000 remained available under the December 2010 AMI Agreement.

As of November 30, 2012, aggregate gross proceeds of $151,871,000 remained available under two effective shelf registration statements.

In addition, as of October 31, 2012, we had reserved 24,600,142 additional shares of our common stock which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statements, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	20,217,891
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,889,004
Common shares issuable upon exercise of outstanding warrants	493,247
Total shares of common stock reserved for issuance	24,600,142

9.	equity compensation plans

Stock Incentive Plans

We currently maintain seven stock incentive plans referred to as the 2011 Plan, the 2010 Plan, the 2009 Plan, the 2005 Plan, the 2003 Plan, the 2002 Plan, and the 1996 Plan (collectively referred to as the “Stock Plans”). On October 18, 2012, our stockholders approved an amendment to our 2011 Plan to increase the number of shares of our common stock reserved for issuance from 3,500,000 to 11,500,000 shares.

As of October 31, 2012, we had an aggregate of 20,217,891 shares of common stock reserved for issuance under the Stock Plans, of which, 11,631,587 shares were subject to outstanding options and 8,586,304 shares were available for future grants of share-based awards.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six MONTHS ENDED October 31, 2012 (unaudited) (continued)

The following summarizes our stock option transaction activity for the six months ended October 31, 2012:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2012	7,531,651	$2.90
Granted	4,431,477	$0.58
Exercised	(30,093)	$1.16
Canceled or expired	(301,448)	$1.60
Outstanding, October 31, 2012	11,631,587	$2.06

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “2010 ESPP”), of which 3,889,004 shares of common stock remain available for purchase as of October 31, 2012. Under the 2010 ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period. The 2010 ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1. During the six months ended October 31, 2012, 548,111 shares of common stock were purchased under the 2010 ESPP at a purchase price per share of $0.39.

Share-Based Compensation

Total share-based compensation expense for the three and six-month periods ended October 31, 2012 and 2011 are included in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Cost of contract manufacturing	$9,000	$2,000	$18,000	$5,000
Research and development	289,000	302,000	612,000	621,000
Selling, general and administrative	331,000	491,000	661,000	1,053,000
Total	$629,000	$795,000	$1,291,000	$1,679,000

Share-based compensation from:
Stock options	$584,000	$783,000	$1,199,000	$1,636,000
Employee stock purchase plan	45,000	12,000	92,000	43,000
	$629,000	$795,000	$1,291,000	$1,679,000

As of October 31, 2012, the total estimated unrecognized compensation cost related to non-vested stock options was $3,204,000. This cost is expected to be recognized over a weighted average vesting period of 1.66 years based on current assumptions.

10.	WARRANTS

As of October 31, 2012, the following warrants to purchase an aggregate of 493,247 shares of our common stock were outstanding:

Date Issued	Warrants Outstanding	Exercise Price Per Share	Expiration Date
December 19, 2009	219,967	$1.48	December 19, 2013
August 30, 2012 (Note 7)	273,280	$2.47	August 30, 2018
Total Warrants Outstanding	493,247

There were no warrants exercised during the six months ended October 31, 2012.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six MONTHS ENDED October 31, 2012 (unaudited) (continued)

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

Segment information for the three and six-month periods is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Contract manufacturing services revenue	$6,061,000	$4,154,000	$10,196,000	$9,593,000
Cost of contract manufacturing services	3,703,000	3,718,000	5,727,000	6,735,000

Gross profit	2,358,000	436,000	4,469,000	2,858,000

Revenue from products in research and development	78,000	78,000	194,000	294,000
Research and development expense	(6,053,000)	(9,818,000)	(13,034,000)	(17,578,000)
Selling, general and administrative expense	(3,440,000)	(2,732,000)	(6,357,000)	(5,661,000)
Other income (expense), net	–	(19,000)	7,000	(60,000)
Loss on early extinguishment of debt	(1,696,000)	–	(1,696,000)	–
Net loss	$(8,753,000)	$(12,055,000)	$(16,417,000)	$(20,147,000)

Revenues generated from our contract manufacturing services segment were derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011

United States (customer A)	97%	15%	90%	29%
United States (customer B)	0%	23%	0%	10%
Germany (one customer)	0%	56%	0%	24%
Denmark (one customer)	0%	5%	1%	36%
Other customers	3%	1%	9%	1%
Total	100%	100%	100%	100%

Revenue generated from our products in our research and development segment during the three and six months ended October 31, 2012 and 2011 is directly related to license revenue recognized under licensing agreements with unrelated entities.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six MONTHS ENDED October 31, 2012 (unaudited) (continued)

12.	commitments and contingencies

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. Except as set forth below, we currently are not aware of any material litigation or other dispute nor, to management’s knowledge, is any litigation or other proceeding threatened against us that collectively is expected to have a material adverse effect on our consolidated cash flows, financial condition or results of operations.

Securities Related Class Action Lawsuits

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California (the “Court”) against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line non-small cell lung cancer trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court is scheduled to rule on the motions, consolidate the actions and appoint a lead plaintiff and lead counsel on January 28, 2013. Following entry of the Court’s order, the lead plaintiff will have forty-five (45) days within which to file a consolidated amended complaint. We believe that the various shareholder lawsuits are without merit, and we intend to vigorously defend the various actions and to seek dismissal of these complaints. Due to the early stage of these proceedings, we believe that the probability of an unfavorable outcome or loss related to these proceedings and an estimate of the amount or range of loss related to these claims, if any, from an unfavorable outcome are not determinable at this time.

Other Legal Matters

On September 24, 2012, we filed a lawsuit against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. We had contracted with CSM in 2010 as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase II second-line non-small cell lung cancer trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages in an amount to be established at the trial.

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

Overview

We are a biopharmaceutical company developing first-in-class monoclonal antibodies focused on the treatment and diagnosis of cancer. The Company is advancing two oncology programs with our lead product candidates, bavituximab and Cotara, for the treatment of various cancers. In addition, we are advancing our lead imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types.

The following product pipeline reflects our current ongoing clinical trials focused on oncology, as further discussed below:

Bavituximab for the Treatment of Solid Tumors

Bavituximab is our lead phosphatidylserine (“PS”)-targeting antibody that has demonstrated broad therapeutic potential in combination with chemotherapy across multiple oncology indications and represents a new approach to treating cancer. PS is a highly immunosuppressive molecule usually located inside the membrane surface of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for anti-cancer treatments. PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor.

As reflected in the above product pipeline, bavituximab’s therapeutic potential is currently being evaluated in eight clinical trials including three company-sponsored Phase II randomized trials in second-line non-small cell lung cancer (“NSCLC”), front-line NSCLC, and front-line pancreatic cancer, as well as in five investigator-sponsored trials (“IST”) in additional oncology indications. The following represents the current status of each of these clinical trials:

Phase IIb Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

We conducted a randomized, double-blinded, placebo-controlled Phase IIb second-line NSCLC study evaluating two dose levels of bavituximab plus docetaxel (“bavituximab-containing arms”) versus docetaxel plus placebo (“control arm”) as second-line treatment in 121 patients with Stage IIIb or Stage IV NSCLC.

On September 24, 2012, we announced that during the course of preparing for an end-of-Phase II meeting with regulatory authorities and following the recent data announcement on September 7, 2012 from this Phase IIb trial, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Due to the double-blind nature of the trial, we were not permitted to have access to either patient group assignments or related product coding information. In addition, in accordance with the trial's execution, we contracted with independent third-party contractors to execute treatment group assignments and to oversee clinical trial material coding and distribution according to established procedures. Based on our initial review of information, it appears that the source of these discrepancies was associated with the independent third-party contracted to code and distribute investigational drug product. We are continuing our detailed internal review of the trial. The goal of this review is to gain a thorough understanding of the events leading up to, including and following the patient treatment group assignments and investigational drug coding and distribution. This review includes the testing of investigational product, patient samples, reviewing the operations of multiple vendors, among other activities. Shareholders are reminded not to rely on clinical data that we disclosed on or before September 7, 2012 regarding this trial.

Phase IIb Trial – Bavituximab Plus Paclitaxel/Carboplatin in Front-Line NSCLC

Our randomized Phase II trial is designed to evaluate bavituximab plus carboplatin and paclictaxel versus carboplatin and paclitaxel alone as front-line therapy in 86 patients with Stage IIIb or Stage IV NSCLC. In March 2012, we announced top-line overall response rate (“ORR”), a primary endpoint, and current median progression-free survival (“PFS”), a secondary endpoint, from this trial from 83 evaluable patients. Initial ORR and median PFS data from this study were deemed inconclusive and therefore, we believe median overall survival (“OS”), another secondary endpoint, will be an important data point from this study and instrumental in determining our next steps in advancing bavituximab in front-line NSCLC in combination with carboplatin and paclitaxel. We anticipate announcing median OS from this trial in the first quarter of calendar year 2013.

Phase II Trial – Bavituximab Plus Gemcitabine in Pancreatic Cancer

In June 2012, we announced the completion of patient enrollment in our Phase II randomized trial evaluating bavituximab in combination with gemcitabine versus gemcitabine alone in 70 patients with previously untreated pancreatic cancer patients. The primary endpoint from this trial is median OS and the secondary endpoints are ORR and median PFS. Interim data from this trial is expected in the first quarter of calendar year 2013.

Investigator-Sponsored Trials (“IST”)

With respect to our ISTs, our clinical collaborators are evaluating bavituximab with additional drug combinations and additional oncology indications. Enrollment is ongoing in each of the following ISTs:

(i)	a Phase I/II trial evaluating bavituximab combined with sorafenib in patients with advanced hepatocellular carcinoma (“HCC”), or liver cancer;
(ii)	a Phase I/II trial evaluating bavituximab combined with cabazitaxel in second-line castration resistant prostate cancer (“CRPC”);

(iii)	a Phase Ib trial evaluating bavituximab combined with pemetrexed and carboplatin in front-line NSCLC;
(iv)	a Phase I trial evaluating bavituximab combined with paclitaxel in patients with HER2-negative metastatic breast cancer; and
(v)	a Phase I trial evaluating bavituximab combined with capecitabine and radiation in patients with stage II or III rectal adenocarcinoma.

PS-Targeting Molecular Imaging Program (PGN650)

In addition to bavituximab’s therapeutic potential to treat multiple solid tumors, we believe these PS-targeting antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. In April 2012, we filed an exploratory Investigational New Drug Application with the United States Food and Drug Administration (“FDA”) to advance our lead molecular imaging agent PGN650 into clinical development for the imaging of multiple solid tumor types. Our initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform. The current trial will enroll up to 12 patients and results from this study may provide new insight into new indications and potential applications, including development of antibody drug conjugates, the ability of PGN650 to monitor the effectiveness of current standard cancer treatments, and the ability to potentially select patients that may benefit from bavituximab-based treatment.

Cotara for the Treatment of Brain Cancer

Cotara is our lead DNA/histone targeting antibody based on our Tumor Necrosis Therapy (“TNT”) technology platform. Cotara is a monoclonal antibody linked to a radioisotope that is administered as a single one-time infusion, directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue. In calendar year 2011, we reported what we believe to be promising median OS of 9.3 months in patients with glioblastoma multiforme (“GBM”) at first relapse following a single dose of Cotara in a Phase II clinical trial. Based on these data and data from earlier clinical studies, we have reached an agreement with the FDA on the design of a single pivotal trial to potentially support product registration for Cotara in the treatment of recurrent GBM and are advancing partnering discussions in order to conduct the trial. Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the FDA.

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

At October 31, 2012, we had $24,443,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the six-month period ended October 31, 2012 amounted to $16,417,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2012, we raised $18,215,000 in gross proceeds under an At Market Sales Issuance Agreement, of which $16,719,000 was raised from September 27, 2012 to October 31, 2012 to replace the $15,000,000 of initial funding we repaid on September 25, 2012 under an earlier loan facility we entered into on August 30, 2012. Subsequent to October 31, 2012 and through November 30, 2012, we raised an additional $7,296,000 in gross proceeds under the At Market Sales Issuance Agreement.

With respect to our ability to raise additional capital from the issuance of equity, as of November 30, 2012, we have two effective shelf registration statements on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for aggregate gross proceeds of up to $151,871,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results, significant delays in one or more clinical trials, and the outcome of our ongoing internal review into the discrepancies tied to our Phase II trial of bavituximab in second-line non-small cell lung cancer. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition to financing our operations through the issuance of equity, we may also secure additional funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, licensing or partnering our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected cash inflows under signed contracts with existing customers of Avid, and assumes we raise no additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the next twelve months. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, and the outcome of our ongoing internal review into the discrepancies tied to our Phase II trial of bavituximab in second-line non-small cell lung cancer, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business beyond the next twelve months. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2012 and 2011. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2012	2011	$ Change	2012	2011	$ Change
REVENUES:
Contract manufacturing revenue	$6,061,000	$4,154,000	$1,907,000	$10,196,000	$9,593,000	$603,000
License revenue	78,000	78,000	–	194,000	294,000	(100,000)
Total revenues	6,139,000	4,232,000	1,907,000	10,390,000	9,887,000	503,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,703,000	3,718,000	(15,000)	5,727,000	6,735,000	(1,008,000)
Research and development	6,053,000	9,818,000	(3,765,000)	13,034,000	17,578,000	(4,544,000)
Selling, general & administrative	3,440,000	2,732,000	708,000	6,357,000	5,661,000	696,000

Total costs and expenses	13,196,000	16,268,000	(3,072,000)	25,118,000	29,974,000	(4,856,000)

LOSS FROM OPERATIONS	(7,057,000)	(12,036,000)	4,979,000	(14,728,000)	(20,087,000)	5,359,000

OTHER INCOME (EXPENSE):
Interest and other income	44,000	9,000	35,000	52,000	22,000	30,000
Interest and other expense	(44,000)	(28,000)	(16,000)	(45,000)	(82,000)	37,000
Loss on the early extinguishment of debt	(1,696,000)	–	(1,696,000)	(1,696,000)	–	(1,696,000)

NET LOSS	$(8,753,000)	$(12,055,000)	$3,302,000	$(16,417,000)	$(20,147,000)	$3,730,000

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues

Three and Six Months: The increases in total revenues of $1,907,000 (45%) and $503,000 (5%) during the three and six months ended October 31, 2012, respectively, compared to the same periods in the prior year were due to current year three and six-month period increases in contract manufacturing revenue of $1,907,000 and $603,000, respectively, offset by a current year six-month period decrease in license revenue of $100,000. The increases in contract manufacturing revenue were primarily due to a greater number of completed manufacturing runs released and shipped in the current year periods compared to the same prior year periods, which can primarily be attributed to an increase in the demand for Avid’s manufacturing services from a third-party customer.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect total revenues for the current fiscal year to exceed total revenues reported in fiscal year 2012. In addition, although we expect to continue to recognize license revenue during the remainder of fiscal year 2013, we do not expect license revenue to be significant based on current agreements.

Cost of Contract Manufacturing

Three and Six Months: The decreases in cost of contract manufacturing of $15,000 and $1,008,000 (15%) during the three and six months ended October 31, 2012, respectively, compared to the same periods in the prior year were primarily due to current year improvements in the cost of contract manufacturing as a percentage of contract manufacturing revenue. During the current year three and six-month periods, the cost of contract manufacturing as a percentage of contract manufacturing revenue improved to 61% and 56%, respectively, compared to 90% and 70%, for the prior year three and six-month periods, respectively. The current year three and six-month period improvements in cost of contract manufacturing as a percentage of revenue were primarily the result of the mix of services provided and the gross margins associated with these services provided during the current year periods.

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

Three and Six Months: The decreases in research and development (“R&D”) expenses of $3,765,000 (38%) and $4,544,000 (26%) during the three and six months ended October 31, 2012, respectively, compared to the same periods in the prior year were due to the following changes associated with each of our following technologies under development:

Technology Platform	R&D Expenses – Three Months Ended October 31,			R&D Expenses – Six Months Ended October 31,
	2012	2011	$ Change	2012	2011	$ Change

PS-Targeting (bavituximab)	$5,820,000	$9,066,000	$(3,246,000)	$12,521,000	$15,845,000	$(3,324,000)
TNT (Cotara®)	232,000	751,000	(519,000)	505,000	1,727,000	(1,222,000)
Other	1,000	1,000	–	8,000	6,000	2,000
Total R&D Expenses	$6,053,000	$9,818,000	$(3,765,000)	$13,034,000	$17,578,000	$(4,544,000)

o	PS-Targeting (bavituximab) – The decreases in PS-targeting program expenses of $3,246,000 and $3,324,000 during the three and six months ended October 31, 2012, respectively, compared to the same prior year periods were primarily due to decreases in third-party vendor costs regarding our ongoing three separate company-sponsored Phase II trials using bavituximab in combination with chemotherapy for the treatment of patients with (i) front-line non-small cell lung cancer (“NSCLC”), (ii) second-line NSCLC, and (iii) pancreatic cancer, as the majority of patients in these trials were enrolled prior to May 1, 2012. In addition, the current year three and six-month period decreases were supplemented with decreases in third-party vendor costs associated with a prior completed company-sponsored Phase II trial using bavituximab for the treatment of patients with previously untreated genotype-1 hepatitis C virus (HCV) infection, as patient enrollment for this trial was completed in September 2011. These decreases in clinical trial expenses were offset by increases in payroll and related expenses associated with bavituximab and our lead PS-targeting molecular imaging agent, PGN650.

o	TNT (Cotara) – The decreases in TNT program expenses of $519,000 and $1,222,000 during the three and six months ended October 31, 2012, respectively, compared to the same prior year periods was primarily related to development costs incurred in the prior year period associated with preparing Cotara for potential later-stage clinical trials for the treatment of recurrent glioblastoma multiforme (“GBM”). This current period decrease was further supplemented by decreases in third-party vendor costs associated with our Phase II trial for GBM (or brain cancer), which completed patient enrollment in December 2010.

During the remainder of the current fiscal year, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the outcome of our ongoing internal review into the discrepancies tied to our Phase II trial of bavituximab in second-line NSCLC;

•	the uncertainty of the U.S. Food and Drug Administration allowing our studies to move forward from Phase II clinical studies to Phase III clinical studies;
•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related expenses, share-based compensation expense, director fees, legal fees, audit and accounting fees, patent fees, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company.

Three and Six Months: The increases in selling, general and administrative expenses of $708,000 (26%) and $696,000 (12%) during the three and six months ended October 31, 2012, respectively, compared to the same periods in the prior year were primarily due to increases in payroll and related expenses attributed to increases in compensation and other employee-related benefits. In addition, during the current year three and six-month periods, we incurred incremental increases associated with legal fees primarily due to an increase in corporate legal fees associated with the lawsuits described in this Quarterly Report on Form 10-Q under Part II, Item 1, “Legal Proceedings”, audit and accounting fees, market research fees, annual shareholder meeting expenses, travel and related expenses, and other corporate related expenses. These increases in selling, general and administrative expenses were offset with current year three and six-month period decreases in share-based compensation expense (non-cash) associated with the amortization of the fair value of options granted.

Loss on Early Extinguishment of Debt

Three and Six Months: The increases in loss on early extinguishment of debt of $1,696,000 during the three and six months ended October 31, 2012, respectively, compared to the same periods in the prior year were directly related to the term loan we entered into during the quarter ended October 31, 2012 that was subsequently repaid in full and terminated in the same quarter under an event of default (as described in Note 7 to the accompanying interim unaudited condensed consolidated financial statements). Upon the termination of the term loan, we recorded a loss on the early extinguishment of debt of $1,696,000, which consisted of a final payment fee of $975,000, the unamortized debt discount associated with the fair value of the warrants issued to the lenders under the term loan of $470,000, and unamortized aggregate debt issuance costs of $251,000. The loss on the early extinguishment of debt is included in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2012.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the six months ended October 31, 2012, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2012.

Liquidity and Capital Resources

At October 31, 2012, we had $24,443,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the six-month period ended October 31, 2012 amounted to $16,417,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2012, we raised $18,215,000 in gross proceeds under an At Market Sales Issuance Agreement, of which $16,719,000 was raised from September 27, 2012 to October 31, 2012 to replace the $15,000,000 of initial funding we repaid on September 25, 2012 under an earlier loan facility we entered into on August 30, 2012. Subsequent to October 31, 2012 and through November 30, 2012, we raised an additional $7,296,000 in gross proceeds under the At Market Sales Issuance Agreement.

With respect to our ability to raise additional capital from the issuance of equity, as of November 30, 2012, we have two effective shelf registration statements on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for aggregate gross proceeds of up to $151,871,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results, significant delays in one or more clinical trials, and the outcome of our ongoing internal review into the discrepancies tied to our Phase II trial of bavituximab in second-line non-small cell lung cancer. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition to financing our operations through the issuance of equity, we may also secure additional funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, licensing or partnering our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected cash inflows under signed contracts with existing customers of Avid, and assumes we raise no additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the next twelve months. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, and the outcome of our ongoing internal review into the discrepancies tied to our Phase II trial of bavituximab in second-line non-small cell lung cancer, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business beyond the next twelve months. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2012 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Net cash used in operating activities decreased $8,994,000 to $9,658,000 for the six months ended October 31, 2012 compared to net cash used in operating activities of $18,652,000 for the six months ended October 31, 2011. This decrease in net cash used in operating activities was due to a decrease of $5,106,000 in net loss reported during the current six-month period after taking into consideration non-cash operating expenses combined with a net change in operating assets and liabilities of $3,888,000. The net change in operating assets and liabilities was primarily due to current period increases in customer deposits and deferred revenue associated with payments received from Avid’s third-party customers, offset by an increase in inventories. The decrease in our current six-month net loss was primarily due to a current period increase in total revenues combined with current period decreases in cost of contract manufacturing and research and development expenses, offset by current period increases in selling, general and administrative expenses and loss on early extinguishment of debt.

The changes in operating activities as a result of non-cash operating expenses or differences in the timing of cash flows as reflected by the changes in operating assets and liabilities are as follows:

	SIX MONTHS ENDED
	October 31, 2012	October 31, 2011
Net loss, as reported	$(16,417,000)	$(20,147,000)
Less non-cash expenses and adjustments to net loss:
Share-based compensation	1,291,000	1,679,000
Depreciation and amortization	526,000	426,000
Amortization of discount on notes payable and debt issuance costs	–	32,000
Loss on early extinguishment of debt	1,696,000	–
Net cash used in operating activities before changes in operating assets and liabilities	$(12,904,000)	$(18,010,000)
Net change in operating assets and liabilities	$3,246,000	$(642,000)
Net cash used in operating activities	$(9,658,000)	$(18,652,000)

Cash Used In Investing Activities. Net cash used in investing activities decreased $367,000 to $510,000 for the six months ended October 31, 2012 compared to net cash used in investing activities of $877,000 for the six months ended October 31, 2011. This net decrease was due to a decrease in property acquisitions of $376,000 offset by an increase in other assets of $9,000.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $2,069,000 to $16,578,000 for the six months ended October 31, 2012 compared to net cash provided by financing activities of $14,509,000 for the six months ended October 31, 2011. Net cash provided by financing activities for the six months ended October 31, 2012 consisted of $17,595,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $248,000 in aggregate net proceeds received from stock option exercises and from the purchase of shares under our 2010 Employee Stock Purchase Plan, which were offset with principal payments on capital leases of $39,000. In addition, during the current year six-month period, we received gross proceeds of $15,000,000 under a term loan, excluding debt issuance costs of $251,000, which principal amount was repaid in full during the current year six-month period upon the termination of the term loan agreement on September 25, 2012 (as described in Note 7 to the accompanying interim unaudited condensed consolidated financial statements). In addition, we paid a final payment fee of $975,000 upon the termination of the term loan.

Net cash provided by financing activities for the six months ended October 31, 2011, consisted of $15,450,000 in aggregate net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement and a registered direct public offering. In addition, we received net proceeds of $96,000 from the purchase of shares under our 2010 Employee Stock Purchase Plan. These prior year net proceeds were offset with aggregate principal payments on notes payable and capital leases of $1,037,000.

Commitments

At October 31, 2012, we had no material capital commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at October 31, 2012, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2012, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2012.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. Except as set forth below, we currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

Securities Related Class Action Lawsuits

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California (the, “Court”) against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line non-small cell lung cancer trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court is scheduled to rule on the motions, consolidate the actions and appoint a lead plaintiff and lead counsel on January 28, 2013. Following entry of the Court’s order, the lead plaintiff will have forty-five (45) days within which to file a consolidated amended complaint. We believe that the various shareholder lawsuits are without merit, and we intend to vigorously defend the various actions and to seek dismissal of these complaints. Due to the early stage of these proceedings, we believe that the probability of an unfavorable outcome or loss related to these proceedings and an estimate of the amount or range of loss related to these claims, if any, from an unfavorable outcome are not determinable at this time.

Other Legal Matters

On September 24, 2012, we filed a lawsuit against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. We had contracted with CSM in 2010 as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase II second-line non-small cell lung cancer trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages in an amount to be established at the trial.

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

At October 31, 2012, we had $24,443,000 in cash and cash equivalents. We have expended substantial funds on the research, development and clinical trials of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the six-month period ended October 31, 2012 amounted to $16,417,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010 amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2012, we raised $18,215,000 in gross proceeds under an At Market Sales Issuance Agreement, of which $16,719,000 was raised from September 27, 2012 to October 31, 2012 to replace the $15,000,000 of initial funding we repaid on September 25, 2012 under an earlier loan facility we entered into on August 30, 2012. Subsequent to October 31, 2012 and through November 30, 2012, we raised an additional $7,296,000 in gross proceeds under the At Market Sales Issuance Agreement.

With respect to our ability to raise additional capital from the issuance of equity, as of November 30, 2012, we have two effective shelf registration statements on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for aggregate gross proceeds of up to $151,871,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results, significant delays in one or more clinical trials, and the outcome of our ongoing internal review into the discrepancies tied to our Phase II trial of bavituximab in second-line non-small cell lung cancer. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition to financing our operations through the issuance of equity, we may also secure additional funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, licensing or partnering our products in development, or generate additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected cash inflows under signed contracts with existing customers of Avid, and assumes we raise no additional capital from the capital markets or other potential sources, we believe we have sufficient cash on hand combined with amounts expected to be received from Avid customers to meet our obligations as they become due through at least the next twelve months. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, the rate at which patients are enrolled into any current or future clinical trials, and the outcome of our ongoing internal review into the discrepancies tied to our Phase II trial of bavituximab in second-line non-small cell lung cancer, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business beyond the next twelve months. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

We have had significant losses and we anticipate future losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for the six months ended October 31, 2012 and for each of the past three fiscal years:

Net Loss
Six months ended October 31, 2012 (unaudited)	$16,417,000
Fiscal Year 2012	$42,119,000
Fiscal Year 2011	$34,151,000
Fiscal Year 2010	$14,494,000

As of October 31, 2012, we had an accumulated deficit of $354,541,000. While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. Furthermore, as evidenced by the increase in our net loss over the past two fiscal years, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of October 31, 2012, there were 123,310,188 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 24,600,142 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and for outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	20,217,891
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,889,004
Common shares issuable upon exercise of outstanding warrants	493,247
Total shares of common stock reserved for issuance	24,600,142

In addition, the above table does not include shares of common stock we could potentially issue from time to time, in one or more offerings, under our current effective shelf registration statements in exchange for remaining aggregate gross proceeds of up to $159,167,000 as of October 31, 2012.

Of the total options and warrants outstanding as of October 31, 2012, 4,100,615 would be considered dilutive to stockholders because we would receive an amount per share which is less than the market price of our common stock at October 31, 2012.

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

We and certain of our executive officers and one consultant have been named as defendants in litigation that could result in substantial costs and divert management’s attention.

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line non-small cell lung cancer trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief.

 There is no guarantee that we will be successful in defending these lawsuits. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of any of these lawsuits could involve the issuance of common stock or other equity, which may dilute your ownership interest. Any payments or settlement arrangements could have material adverse effects on our business, operating results, financial condition or your ownership interest. Even if the plaintiffs’ claims are not successful, this litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), and attract and retain qualified executive officers, other employees and directors.

Our highly volatile stock price and trading volume may adversely affect the liquidity of our common stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each of the last twelve (12) fiscal quarters ended October 31, 2012:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Quarter Ended October 31, 2012	$5.50	$0.67	68,511	563
Quarter Ended July 31, 2012	$1.89	$0.42	11,875	276
Quarter Ended April 30, 2012	$1.14	$0.39	7,397	282
Quarter Ended January 31, 2012	$1.53	$0.85	7,162	138
Quarter Ended October 31, 2011	$1.88	$0.95	2,450	110
Quarter Ended July 31, 2011	$2.48	$1.56	1,012	144
Quarter Ended April 30, 2011	$2.74	$2.05	929	152
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66
Quarter Ended January 31, 2010	$3.46	$2.51	1,384	49

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential company-sponsored clinical trial and investigator-sponsored clinical trial results relating to products under development by us or our competitors;

•	significant changes in our financial results or that of our competitors, including our abilities to continue as a going concern;

•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;

•	significant changes in our capital structure;

•	published reports by securities analysts;

•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;

•	developments and/or disputes concerning our patent or other proprietary rights;

•	regulatory developments and product safety concerns;

•	results of litigation, disputes and other proceedings;

•	general stock trends in the biotechnology and pharmaceutical industry sectors;

•	public concerns as to the safety and effectiveness of our products;

•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and

•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

On November 14, 2012, we received a deficiency notice from The NASDAQ Stock Market indicating that the Company's minimum bid price had fallen below $1.00 for 30 consecutive business days, and therefore, was not in compliance with NASDAQ Marketplace Rule 5550(a)(2). According to the NASDAQ notice, we have been provided 180 calendar days, or until May 13, 2013, to regain compliance with this minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance within the initial 180-day period, but otherwise meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except for the bid price requirement, we may be granted an additional 180 calendar days to regain compliance, provided that we commit to effect a reverse stock split prior to the expiration of the second 180-day period if such is necessary in order to regain compliance. If we are not eligible for an additional compliance period, NASDAQ will notify us that our securities will be subject to delisting. At that time, we may appeal this determination to delist our securities to a Listing Qualification Panel. In addition, if we fail to regain compliance with the minimum closing bid price requirement or fail to comply with any other NASDAQ Capital Market listing requirements, the market value of our common stock could fall and holders of our common stock would likely find it more difficult to dispose of the common stock.

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

The major discrepancies we discovered with respect to our bavituximab phase ii second-line non-small cell lung cancer trial have adversely affected our ability to pursue partnering discussions.

On September 24, 2012, we announced that we had discovered, as part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II second-line non-small cell lung cancer trial. We continue to be in the process of conducting a detailed internal review, which includes the testing of investigational product and patient samples, reviewing the operations of multiple vendors, among other activities. While the goal of the review is to gain a thorough understanding of the events leading up to, including and following the patient treatment group assignments and investigational drug coding and distribution, the pendency of the review, and the uncertainty created thereby, may adversely affect our ability to continue the pursuit of then existing partnering discussions and may have an adverse effect on our ability to pursue future partnering discussions until this investigation is complete.

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

As a result of the above discussed major discrepancies we discovered with respect to our bavituximab Phase II non-small cell lung cancer trial as part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities and the pending outcome of our ongoing internal review, our ability to advance bavituximab into a planned Phase III trial is currently uncertain, which may have an adverse effect on or operations and product development strategy.

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

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and clinical research organizations, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. Certain of our clinical trials are blind or double-blind. If the trial is blind, management does not have access to information regarding the trials’ administration and progress. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general.  Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control, as evidenced by the major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II non-small cell lung cancer trial. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

Even if bavituximab, Cotara, or any future product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;
•	changes in the standard of care for the targeted indication;
•	relative convenience and ease of administration;
•	the prevalence and severity of any adverse side effects;
•	availability, cost and potential advantages of alternative treatments;
•	pricing and cost effectiveness, which may be subject to regulatory control;
•	effectiveness of our or our partners’ sales and marketing strategy;
•	the product labeling or product insert required by the FDA or regulatory authority in other countries; and
•	our ability to obtain sufficient third-party insurance coverage or reimbursement.

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

We have completed a single-arm Phase II study with Cotara for the treatment of brain cancer. In our most recent Phase II open-label, multicenter trial, 41 patients with glioblastoma multiforme (“GBM”) at first relapse were enrolled and received a single-treatment with Cotara. Median overall survival for patients treated with Cotara was 9.3 months. Based on these data and data from earlier clinical studies, we have reached an agreement with the U.S. Food and Drug Administration (“FDA”) on the design of a single pivotal trial to potentially support product registration for Cotara. With this clear clinical path forward, we are actively pursuing a licensing or funding partner to further advance the program. In the event we are not able to secure a partnership for the program in the U.S., we may not be able to advance the project past its current stage of development. Because there are a limited number of companies which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not secure a suitable partner for Cotara. Furthermore, we cannot ensure that if we do secure a suitable licensing partner for the program, the financial terms that they propose will be acceptable to us.

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

We may also encounter problems with the following:

•	production yields;
•	possible facility contamination;
•	quality control and quality assurance programs;
•	shortages of qualified personnel;
•	compliance with FDA or other regulatory authorities regulations, including the demonstration of purity and potency;
•	changes in FDA or other regulatory authorities requirements;
•	production costs; and/or
•	development of advanced manufacturing techniques and process controls.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC and pancreatic cancer. Although we are not aware of any other monoclonal antibodies in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® (bevacizumab) by Roche/Genentech, Gleevec® (imatinib) by Novartis, Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche/Genentech, Erbitux® (Cetuximab) by Eli Lilly and Company and Bristol-Myers Squibb Company, Rituxan® (rituximab) and Herceptin® (trastuzumab) by Roche/Genentech, Vectibix® (panitumumab) by Amgen, afatinib by Boehringer Ingelheim, Xalkori® (crizotinib) by Pfizer, iniparib by Sanofi-Aventis and Bipar Sciences, ganetespib by Synta Pharmaceuticals, and Yervoy® (ipilimumab) by Bristol-Myers Squibb Company. Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to Provenge® (sipuleucel-T) and other Active Cellular Immunotherapy candidates by Dendreon, Emepepimut-S by Biomira and EMD Serono, and Astuprotimut-r by GlaxoSmithKline. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

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

In connection with the loan and security agreement with Oxford Finance LLC, MidCap Financial SBIC LP, and Silicon Valley Bank (collectively, the “Lenders”) and the initial funding of $15,000,000, on August 30, 2012, we issued the Lenders warrants to purchase an aggregate of 273,280 shares of our common stock (equal to 4.5% of the amount funded) at a per share price of $2.47, which are exercisable on a cash or cashless basis, and will expire on August 30, 2018 (as described in Note 7 to the accompanying interim unaudited condensed consolidated financial statements).

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)	Exhibits:

10.28	Loan and Security Agreement among Peregrine Pharmaceuticals, Inc., Oxford Finance LLC, Midcap Financial SBIC LP, and Silicon Valley Bank, dated as of August 30, 2012. (*) (**)

10.29	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 30, 2012. *

10.30	Warrant to Purchase Stock issued to Midcap Financial SBIC LP, dated August 30, 2012. *

10.31	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 30, 2012. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. (*) (#)

101.SCH	XBRL Schema Document. (*) (#)

101.CAL	XBRL Calculation Linkbase Document. (*) (#)

101.DEF	XBRL Definition Linkbase Document. (*) (#)

101.LAB	XBRL Label Linkbase Document. (*) (#)

101.PRE	XBRL Presentation Linkbase Document. (*) (#)

*	Filed herewith

**	Portions of this exhibit omitted pursuant to a request of confidentiality filed separately with the Securities and Exchange Commission.

#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: December 10, 2012	By:	/s/ STEVEN W. KING
Steven W. King
President, Chief Executive Officer, and Director

Date: December 10, 2012	By:	/s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

