Form 10-Q
period 2012-12-31
PEREGRINE PHARMACEUTICALS INC
filed 2013-03-12
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Yes ☐     No  ☒

As of March 11, 2013, there were 137,110,758 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly-owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2013	APRIL 30, 2012
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,255,000	$18,033,000
Trade and other receivables, net	1,983,000	2,353,000
Inventories, net	4,635,000	3,611,000
Prepaid expenses and other current assets, net	878,000	795,000
Total current assets	33,751,000	24,792,000
Property, net	2,783,000	2,900,000
Other assets	623,000	570,000
TOTAL ASSETS	$37,157,000	$28,262,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,620,000	$3,492,000
Accrued clinical trial and related fees	1,478,000	2,111,000
Accrued payroll and related costs	2,949,000	2,468,000
Deferred revenue	5,061,000	3,651,000
Customer deposits	6,729,000	4,865,000
Other current liabilities	930,000	1,052,000
Total current liabilities	18,767,000	17,639,000
Deferred revenue	292,000	361,000
Other long-term liabilities	699,000	779,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	–	–
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 133,770,614 and 101,421,365, respectively	134,000	101,000
Additional paid-in capital	376,720,000	347,506,000
Accumulated deficit	(359,455,000)	(338,124,000)
Total stockholders’ equity	17,399,000	9,483,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,157,000	$28,262,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED JANUARY 31,		NINE MONTHS ENDED JANUARY 31,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$6,961,000	$3,203,000	$17,157,000	$12,796,000
License revenue	78,000	78,000	272,000	372,000
Total revenues	7,039,000	3,281,000	17,429,000	13,168,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,651,000	2,484,000	9,378,000	9,219,000
Research and development	5,437,000	9,180,000	18,471,000	26,758,000
Selling, general and administrative	3,112,000	2,710,000	9,469,000	8,371,000
Total costs and expenses	12,200,000	14,374,000	37,318,000	44,348,000

LOSS FROM OPERATIONS	(5,161,000)	(11,093,000)	(19,889,000)	(31,180,000)

OTHER INCOME (EXPENSE):
Interest and other income	255,000	9,000	307,000	31,000
Interest and other expense	(8,000)	(6,000)	(53,000)	(88,000)
Loss on early extinguishment of debt	–	–	(1,696,000)	–
NET LOSS	$(4,914,000)	$(11,090,000)	$(21,331,000)	$(31,237,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	131,489,994	87,149,770	114,726,569	78,443,114

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.13)	$(0.19)	$(0.40)

COMPREHENSIVE LOSS	$(4,914,000)	$(11,090,000)	$(21,331,000)	$(31,237,000)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JANUARY 31,
	2013	2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,331,000)	$(31,237,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,320,000	2,438,000
Depreciation and amortization	806,000	664,000
Amortization of discount on notes payable and debt issuance costs	–	33,000
Loss on early extinguishment of debt	1,696,000	–
Loss on disposal of property	8,000	2,000
Changes in operating assets and liabilities:
Trade and other receivables, net	370,000	(596,000)
Inventories, net	(1,024,000)	2,540,000
Prepaid expenses and other current assets, net	(83,000)	(285,000)
Other non-current assets	2,000	748,000
Accounts payable	(1,883,000)	(119,000)
Accrued clinical trial and related fees	(633,000)	750,000
Accrued payroll and related expenses	481,000	643,000
Deferred revenue	1,341,000	(3,174,000)
Customer deposits	1,864,000	704,000
Other current liabilities	(64,000)	(29,000)
Other long-term liabilities	(80,000)	(224,000)
Net cash used in operating activities	(16,210,000)	(27,142,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(686,000)	(1,103,000)
(Increase) decrease in other assets	(55,000)	34,000
Net cash used in investing activities	(741,000)	(1,069,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $885,000 and $1,007,000, respectively	26,166,000	26,190,000
Proceeds from issuance of notes payable, net of issuance costs of $251,000	14,749,000	–
Proceeds from exercise of stock options and under Employee Stock Purchase Plan	291,000	96,000
Principal payments on notes payable	(15,000,000)	(1,333,000)
Payment of final fee on notes payable	(975,000)	–
Principal payments on capital leases	(58,000)	(56,000)
Net cash provided by financing activities	25,173,000	24,897,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,222,000	(3,314,000)
CASH AND CASH EQUIVALENTS, beginning of period	18,033,000	23,075,000
CASH AND CASH EQUIVALENTS, end of period	$26,255,000	$19,761,000

Schedule of non-cash investing and financing activities:
Accounts payable for purchase of property	$11,000	$13,000
Fair market value of warrants issued in connection with notes payable	$470,000	$–

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 (unaudited)

1.	ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a biopharmaceutical company developing first-in-class monoclonal antibodies focused on the treatment and diagnosis of cancer. We are advancing two oncology programs with our lead product candidates, bavituximab and Cotara, for the treatment of various cancers. In addition, we are advancing our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types. Peregrine also has in-house manufacturing capabilities through its wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides development and biomanufacturing services for Peregrine and its third-party clients.

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

At January 31, 2013, we had $26,255,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the nine-month period ended January 31, 2013 amounted to $21,331,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010, amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 (unaudited) (continued)

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2013, we raised $27,051,000 in gross proceeds under an At Market Sales Issuance Agreement (Note 8), of which $25,555,000 was raised subsequent to September 25, 2012, primarily to replace the $15,000,000 of initial funding we repaid on September 25, 2012 under an earlier loan facility we entered into on August 30, 2012 (Note 7). Subsequent to January 31, 2013 and through March 12, 2013, we raised an additional $4,805,000 in aggregate gross proceeds under two separate At Market Sales Issuance Agreements (Note 8).

With respect to our ability to raise additional capital from the issuance of equity, as of March 12, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $145,525,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition to financing our operations through the issuance of equity, we may also secure additional funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

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

Pending Adoption of Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements, however, it does require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance will be effective for reporting periods beginning after December 15, 2012, which will be our fiscal year 2014 (or May 1, 2013). We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 (unaudited) (continued)

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

Multiple Element Arrangements. Prior to the adoption of ASU No. 2009-13 on May 1, 2011, if a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with the authoritative guidance. Under multiple element arrangements, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, the arrangement would be accounted for as a single unit of accounting, and revenue is recognized over the estimated period of when the performance obligation(s) are performed.

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
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 (unaudited) (continued)

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 (unaudited) (continued)

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

As of January 31, 2013 and April 30, 2012, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Accrued Clinical Trial and Related Fees

We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CRO”), hospitals, consultants, and other clinical trial related vendors. We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2013 and 2012.

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

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants in accordance with the authoritative guidance. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and nine months ended January 31, 2013 and 2012.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, common shares expected to be issued under our employee stock purchase plan, and warrants, to purchase up to an aggregate of 3,387,483 and 3,500,609 shares of common stock for the three months and nine months ended January 31, 2013, respectively, and 50,577 and 87,083 shares of common stock for the three and nine months ended January 31, 2012, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase up to an aggregate of 6,053,421 and 6,044,158 shares of common stock for the three and nine months ended January 31, 2013, respectively, and 5,971,867 and 6,046,536 shares of common stock for the three and nine months ended January 31, 2012, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Subsequent to January 31, 2013 and through March 12, 2013, we issued an aggregate of 3,333,556 shares of our common stock (Note 8), which are not included in the calculation of basic and dilutive net loss per common share for the three and nine months ended January 31, 2013.

4.	TRADE AND OTHER RECEIVABLES

Trade and other receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Trade and other receivables, net, consist of the following at January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
Trade receivables(1)	$1,964,000	$2,264,000
Other receivables, net	19,000	89,000
Trade and other receivables, net	$1,983,000	$2,353,000

______________

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis, an allowance for doubtful accounts amounted to $19,000 as of January 31, 2013 and April 30, 2012.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 (unaudited) (continued)

5.	PROPERTY

Property, net consists of the following at January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
Leasehold improvements	$1,383,000	$1,383,000
Laboratory equipment	5,339,000	4,967,000
Furniture, fixtures, office equipment and software	2,553,000	2,287,000
	9,275,000	8,637,000
Less accumulated depreciation and amortization	(6,492,000)	(5,737,000)
Property, net	$2,783,000	$2,900,000

Depreciation and amortization expense for three and nine months ended January 31, 2013 was $280,000 and $806,000, respectively, and $238,000 and $664,000 for the three and nine months ended January 31, 2012, respectively.

6.	INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
Raw materials, net	$2,125,000	$1,966,000
Work-in-process	2,510,000	1,645,000
Total inventories, net	$4,635,000	$3,611,000

7.	NOTE PAYABLE

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

In addition, under the Loan Agreement, we issued to the Lenders six-year warrants to purchase shares of our common stock upon the funding of each tranche in an amount equal to 4.50% of the amount of such tranche divided by the exercise price, which is the lower of the average closing price of our common stock for the 10 business days immediately prior to the funding date for such tranche or the closing price on the day prior to such funding date. Therefore, upon the initial funding under the Loan Agreement, we issued the Lenders warrants to purchase an aggregate of 273,280 shares of our common stock at a per share price of $2.47, which are exercisable on a cash or cashless basis, and will expire on August 30, 2018. The fair value of the warrants issued was $470,000 and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 0.87%; expected volatility of 80.20%; expected term of six years; and a dividend yield of 0%. The fair value of the warrants issued was initially recorded as a debt discount with a corresponding increase to additional paid-in capital. As of January 31, 2013, the warrants issued under the Loan Agreement were outstanding and exercisable (Note 10).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 (unaudited) (continued)

Upon the termination of the Loan Agreement, we recorded a loss on the early extinguishment of debt of $1,696,000, which consisted of the final payment fee of $975,000, the unamortized debt discount associated with the fair value of the warrants issued to the Lenders of $470,000, and the unamortized aggregate debt issuance costs of $251,000. The loss on the early extinguishment of debt is included in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended January 31, 2013.

8.	STOCKHOLDERS’ EQUITY

December 2010 AMI Agreement.

On December 29, 2010, we entered into an At Market Sales Issuance Agreement (the “December 2010 AMI Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), pursuant to which we may sell shares of our common stock at market prices through MLV, as agent, in registered transactions from the Company’s shelf registration statement on Form S-3 (File No. 333-171252) filed with the SEC on December 29, 2010, for aggregate gross proceeds of up to $75,000,000.

During the nine months ended January 31, 2013, we sold 31,662,214 shares of common stock at varying market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $27,051,000 before deducting commissions and other issuance costs of $885,000. As of January 31, 2013, aggregate gross proceeds of up to $330,000 remained available under the December 2010 AMI Agreement.

Subsequent to January 31, 2013 and through March 12, 2013, we sold 201,154 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $330,000. As of March 12, 2013, we had raised the full amount of gross proceeds available under the December 2010 AMI Agreement.

December 2012 AMI Agreement

On December 27, 2012, we entered into an At Market Sales Issuance Agreement (the “December 2012 AMI Agreement”) with MLV, pursuant to which we may sell shares of our common stock at market prices through MLV, as agent, for aggregate gross proceeds of up to $75,000,000, in registered transactions from the Company’s shelf registration statement on Form S-3 (File No. 333-180028), filed with the SEC on March 9, 2012. As of January 31, 2013, we had not sold any shares of common stock under the December 2012 AMI Agreement.

Subsequent to January 31, 2013 and through March 12, 2013, we sold 3,132,402 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $4,475,000. As of March 12, 2013, aggregate gross proceeds of up to $70,525,000 remained available under the December 2012 AMI Agreement.

Shares of Common Stock Authorized And Reserved For Future Issuance

As of January 31, 2013, we had reserved 24,414,094 additional shares of our common stock, which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statements, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	20,150,287
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,889,004
Common shares issuable upon exercise of outstanding warrants	374,803
Total shares of common stock reserved for issuance	24,414,094

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 (unaudited) (continued)

9.	EQUITY COMPENSATION PLANS

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

As of January 31, 2013, we had an aggregate of 20,150,287 shares of common stock reserved for issuance under the Stock Plans, of which, 15,487,701 shares were subject to outstanding options and 4,662,586 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the nine months ended January 31, 2013:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2012	7,531,651	$2.90
Granted	8,556,862	$0.87
Exercised	(92,497)	$0.86
Canceled or expired	(508,315)	$1.70
Outstanding, January 31, 2013	15,487,701	$1.83

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “2010 ESPP”), of which 3,889,004 shares of common stock remain available for purchase as of January 31, 2013. Under the 2010 ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period. The 2010 ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1. During the nine months ended January 31, 2013, 548,111 shares of common stock were purchased under the 2010 ESPP at a purchase price per share of $0.39.

Share-Based Compensation

Total share-based compensation expense for the three and nine-month periods ended January 31, 2013 and 2012 are included in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Cost of contract manufacturing	$37,000	$5,000	$55,000	$10,000
Research and development	539,000	299,000	1,151,000	920,000
Selling, general and administrative	453,000	455,000	1,114,000	1,508,000
Total	$1,029,000	$759,000	$2,320,000	$2,438,000

Share-based compensation from:
Stock options	$870,000	$720,000	$2,069,000	$2,356,000
Employee stock purchase plan	159,000	39,000	251,000	82,000
	$1,029,000	$759,000	$2,320,000	$2,438,000

As of January 31, 2013, the total estimated unrecognized compensation cost related to non-vested stock options was $6,045,000. This cost is expected to be recognized over a weighted average vesting period of 1.64 years based on current assumptions.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 (unaudited) (continued)

10.	WARRANTS

During the quarter ended January 31, 2013, 118,444 warrants were exercised on a cashless basis in exchange for 46,427 shares of our common stock. The warrants were issued in December 2008 in connection with a three-year term loan we entered into during fiscal year 2009.

As of January 31, 2013, the following warrants to purchase an aggregate of 374,803 shares of our common stock were outstanding:

Date Issued	Warrants Outstanding	Exercise Price Per Share	Expiration Date
December 19, 2008	101,523	$1.4775	December 19, 2013
August 30, 2012 (Note 7)	273,280	$2.4700	August 30, 2018
Total Warrants Outstanding	374,803

11.	SEGMENT REPORTING

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

Segment information for the three and nine-month periods is summarized as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Contract manufacturing services revenue	$6,961,000	$3,203,000	$17,157,000	$12,796,000
Cost of contract manufacturing services	3,651,000	2,484,000	9,378,000	9,219,000

Gross profit	3,310,000	719,000	7,779,000	3,577,000

Revenue from products in research and development	78,000	78,000	272,000	372,000
Research and development expense	(5,437,000)	(9,180,000)	(18,471,000)	(26,758,000)
Selling, general and administrative expense	(3,112,000)	(2,710,000)	(9,469,000)	(8,371,000)
Other income (expense), net	247,000	3,000	254,000	(57,000)
Loss on early extinguishment of debt	–	–	(1,696,000)	–
Net loss	$(4,914,000)	$(11,090,000)	$(21,331,000)	$(31,237,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 (unaudited) (continued)

Revenues generated from our contract manufacturing services segment were derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012

United States (customer A)	60%	58%	78%	36%
United States (customer B)	37	–	20	–
United States (customer C)	–	31	–	8
Germany (one customer)	–	5	–	20
Denmark (one customer)	–	4	–	28
Other customers	3	2	2	8
Total	100%	100%	100%	100%

Revenue generated from our products in our research and development segment during the three and nine months ended January 31, 2013 and 2012, is directly related to license revenue recognized under licensing agreements with unrelated entities.

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

Securities Related Class Action Lawsuits

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California (the “Court”) against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line non-small cell lung cancer trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. On February 5, 2013, the court appointed James T. Fahey as lead plaintiff in the action. The lead plaintiff has until April 8, 2013 to file an amended consolidated complaint against us. We believe that the various shareholder lawsuits are without merit, and we intend to vigorously defend the various actions and to seek dismissal of these complaints. Due to the early stage of these proceedings, we believe that the probability of an unfavorable outcome or loss related to these proceedings and an estimate of the amount or range of loss related to these claims, if any, from an unfavorable outcome are not determinable at this time.

Other Legal Matters

On September 24, 2012, we filed a lawsuit against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California (the “Court”). We had contracted with CSM in 2010 as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase II second-line non-small cell lung cancer trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the Court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the Court on March 8, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Actual results may differ materially from any forward-looking statement.

Overview

We are a biopharmaceutical company developing first-in-class monoclonal antibodies focused on the treatment and diagnosis of cancer. We are advancing two oncology programs with our lead product candidates, bavituximab and Cotara, for the treatment of various cancers. In addition, we are advancing our lead imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types.

The following product pipeline reflects our current clinical trials focused on oncology, as further discussed below:

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

As reflected in the above product pipeline, bavituximab’s therapeutic potential is currently being evaluated in three company-sponsored Phase II randomized trials in second-line non-small cell lung cancer (“NSCLC”), front-line NSCLC, and front-line pancreatic cancer, as well as in several investigator-sponsored trials (“IST”) in additional oncology indications. The following represents the current status of each of these clinical trials:

Phase IIb Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

We conducted a randomized, double-blind, placebo-controlled Phase IIb second-line NSCLC trial evaluating two dose levels of bavituximab plus docetaxel (“bavituximab-containing arms”) versus docetaxel plus placebo (“control arm”) as second-line treatment in 121 patients with Stage IIIb or Stage IV NSCLC. The trial was designed to evaluate overall response rate (“ORR”) measured in accordance with Response Evaluation Criteria In Solid Tumors (“RECIST”) criteria, progression-free survival (“PFS”), duration of response, overall survival (“OS”), and safety.

On September 24, 2012, we announced that during the course of preparing for an end-of-Phase II meeting with regulatory authorities and following the data announcement on September 7, 2012 from this Phase IIb trial, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. As a result of these discrepancies, the data that we disclosed on or before September 7, 2012 should not be relied upon.

Upon discovery of the discrepancies, we initiated an internal review of this Phase IIb trial, which included the testing of investigational product, patient samples, reviewing the operations of multiple vendors, among other activities. The initial results of this internal review were announced on January 7, 2013 and indicated that discrepancies were isolated to the control arm and 1mg/kg bavituximab-containing treatment arms of the trial and that there was no evidence of discrepancies in the 3mg/kg bavituximab-containing treatment arm of the trial. Based on the results of our internal review, we took a conservative approach toward analyzing the results from the trial, which included combining the control arm and 1mg/kg bavituximab-containing arm into one treatment arm (“combined control arm”), and comparing those results to the 3mg/kg bavituximab-containing treatment arm.

On February 19, 2013, we reported updated top-line data from this trial based upon the completion of the aforementioned internal review of discrepancies in the trial and updated patient survival data from the trial. Updated top-line data from this Phase IIb trial indicate a meaningful improvement in median OS of 11.7 months in the 3mg/kg bavituximab-containing arm compared to 7.3 months in the combined control arm. In addition, these results also demonstrated that bavituximab was well-tolerated with no significant differences in adverse events between the trial arms. We believe these updated top-line data support advancing the 3mg/kg bavituximab dose into Phase III development in second-line NSCLC, and therefore, we are actively preparing for an end-of-Phase II meeting with the United States Food and Drug Administration (“FDA”) which we planning to have by the end of the first half of calendar year 2013.

Phase IIb Trial – Bavituximab Plus Paclitaxel/Carboplatin in Front-Line NSCLC

Our randomized Phase II trial is designed to evaluate bavituximab plus carboplatin and paclitaxel versus carboplatin and paclitaxel alone as front-line therapy in 86 patients with Stage IIIb or Stage IV NSCLC. In March 2012, we announced top-line ORR, a primary endpoint, and current median PFS, a secondary endpoint, from this trial from 83 evaluable patients. Initial ORR and median PFS data from this study were deemed inconclusive and therefore, we believe median OS, another secondary endpoint, will be an important data point from this study and instrumental in determining our next steps in advancing bavituximab in front-line NSCLC in combination with carboplatin and paclitaxel. We anticipate announcing median OS from this trial in the first half of calendar year 2013.

Phase II Trial – Bavituximab Plus Gemcitabine in Pancreatic Cancer

In June 2012, we announced the completion of patient enrollment in our Phase II randomized trial evaluating bavituximab in combination with gemcitabine versus gemcitabine alone in 70 patients with previously untreated pancreatic cancer patients. The primary endpoint from this trial is median OS and the secondary endpoints are ORR and median PFS. On February 13, 2013, we announced top-line results from this trial showing that the combination of bavituximab and gemcitabine resulted in more than a doubling of ORR and an improvement in OS when compared to gemcitabine alone (“control arm”). In the trial, patients treated with a combination of bavituximab and gemcitabine had a 28% tumor response rate as compared to 13% in the control arm. In addition, we saw a modest improvement in median OS, the primary endpoint of the trial, which was 5.6 months for the bavituximab plus gemcitabine arm and 5.2 months for the control arm.

Based on these data, as well as other recent developments in the treatment of pancreatic cancer, we are actively evaluating the next steps for advancing our bavituximab pancreatic program.

Investigator-Sponsored Trials (“IST”)

With respect to our ISTs, our clinical collaborators are evaluating bavituximab with additional drug combinations and additional oncology indications. Enrollment is ongoing in each of the following ISTs:

(i)	a Phase I/II trial evaluating bavituximab combined with sorafenib in patients with advanced hepatocellular carcinoma (“HCC”), or liver cancer;
(ii)	a Phase Ib trial evaluating bavituximab combined with pemetrexed and carboplatin in patients with front-line NSCLC;
(iii)	a Phase I trial evaluating bavituximab combined with paclitaxel in patients with HER2-negative metastatic breast cancer; and
(iv)	a Phase I trial evaluating bavituximab combined with capecitabine and radiation in patients with stage II or III rectal adenocarcinoma.

In addition, we periodically evaluate our IST program based on a number of factors, including enrollment and changes in the standard of care of patients for each of our ongoing IST’s. As a result of our recent evaluation, during March 2013, we discontinued a Phase I/II IST evaluating bavituximab combined with cabazitaxel in patients with second-line castration resistant prostate cancer due to slow enrollment in the trial which we believe will continue due to two new oral drugs that had been approved for the same indication following the inception of this IST. We will continue to monitor our IST program as we look to evaluate new indications and combinations based on the broad therapeutic potential of bavituximab.

PS-Targeting Molecular Imaging Program (PGN650)

In addition to bavituximab’s therapeutic potential to treat multiple solid tumors, we believe these PS-targeting antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. In April 2012, we filed an exploratory Investigational New Drug Application with the FDA to advance our lead molecular imaging agent, 124I-PGN650 (“PGN650”), into clinical development for the imaging of multiple solid tumor types. Our initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform. The current trial will enroll up to 12 patients and results from this study may provide new insight into new indications and potential applications, including development of antibody drug conjugates, the ability of PGN650 to monitor the effectiveness of current standard cancer treatments, and the ability to potentially select patients that may benefit from bavituximab-based treatment.

Cotara for the Treatment of Brain Cancer

Cotara is a monoclonal antibody linked to a radioisotope that is administered as a single one-time infusion, directly into the tumor, destroying the tumor from the inside out, with minimal exposure to healthy tissue. In calendar year 2011, we reported what we believe to be promising median OS of 9.3 months in patients with glioblastoma multiforme (“GBM”) at first relapse following a single dose of Cotara in a Phase II clinical trial. Based on these data and data from earlier clinical studies, we have reached an agreement with the FDA on the design of a single pivotal trial to potentially support product registration for Cotara in the treatment of recurrent GBM. We are actively seeking potential partners as we look to further advance Cotara into Phase III development. Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the FDA.

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

At January 31, 2013, we had $26,255,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the nine-month period ended January 31, 2013 amounted to $21,331,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010, amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2013, we raised $27,051,000 in gross proceeds under an At Market Sales Issuance Agreement, of which $25,555,000 was raised subsequent to September 25, 2012, primarily to replace the $15,000,000 of initial funding we repaid on September 25, 2012 under an earlier loan facility we entered into on August 30, 2012. Subsequent to January 31, 2013 and through March 12, 2013, we raised an additional $4,805,000 in aggregate gross proceeds under two separate At Market Sales Issuance Agreements.

With respect to our ability to raise additional capital from the issuance of equity, as of March 12, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $145,525,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition to financing our operations through the issuance of equity, we may also secure additional funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected cash inflows under signed contracts with existing customers of Avid, assuming we raise no additional capital from the capital markets or other potential sources, and excluding any third-party Phase III development costs, we believe we will have sufficient cash on hand to meet our obligations as they become due through at least the third quarter of our fiscal year 2014 ending January 31, 2014. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, and regulatory decisions affecting bavituximab, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business beyond the third quarter of our fiscal year 2014. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three and nine-month periods ended January 31, 2013 and 2012. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2013	2012	$ Change	2013	2012	$ Change
REVENUES:
Contract manufacturing revenue	$6,961,000	$3,203,000	$3,758,000	$17,157,000	$12,796,000	$4,361,000
License revenue	78,000	78,000	–	272,000	372,000	(100,000)
Total revenues	7,039,000	3,281,000	3,758,000	17,429,000	13,168,000	4,261,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,651,000	2,484,000	1,167,000	9,378,000	9,219,000	159,000
Research and development	5,437,000	9,180,000	(3,743,000)	18,471,000	26,758,000	(8,287,000)
Selling, general & administrative	3,112,000	2,710,000	402,000	9,469,000	8,371,000	1,098,000

Total costs and expenses	12,200,000	14,374,000	(2,174,000)	37,318,000	44,348,000	(7,030,000)

LOSS FROM OPERATIONS	(5,161,000)	(11,093,000)	5,932,000	(19,889,000)	(31,180,000)	11,291,000

OTHER INCOME (EXPENSE):
Interest and other income	255,000	9,000	246,000	307,000	31,000	276,000
Interest and other expense	(8,000)	(6,000)	(2,000)	(53,000)	(88,000)	35,000
Loss on the early extinguishment of debt	–	–	–	(1,696,000)	–	(1,696,000)
NET LOSS	$(4,914,000)	$(11,090,000)	$6,176,000	$(21,331,000)	$(31,237,000)	$9,906,000

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues

Three and Nine Months: The increases in total revenues of $3,758,000 (115%) and $4,261,000 (32%) during the three and nine months ended January 31, 2013, respectively, compared to the same periods in the prior year were due to current year three and nine-month period increases in contract manufacturing revenue of $3,758,000 and $4,361,000, respectively, offset by a current year nine-month period decrease in license revenue of $100,000. The increases in contract manufacturing revenue were primarily due to a greater number of completed manufacturing runs released and shipped in the current year periods compared to the same prior year periods, which can primarily be attributed to an increase in the demand for Avid’s manufacturing services.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue to exceed $20 million for fiscal year 2013. In addition, although we expect to continue to recognize license revenue during the remainder of fiscal year 2013, we do not expect license revenue to be significant based on current agreements.

Cost of Contract Manufacturing

Three and Nine Months: The increases in cost of contract manufacturing of $1,167,000 (47%) and $159,000 (2%) during the three and nine months ended January 31, 2013, respectively, compared to the same periods in the prior year were primarily due to current year three and nine-month period increases in contract manufacturing revenue, which were offset by current year improvements in the cost of contract manufacturing as a percentage of contract manufacturing revenue. During the current year three and nine-month periods, the cost of contract manufacturing as a percentage of contract manufacturing revenue improved to 52% and 55%, respectively, compared to 78% and 72%, for the prior year three and nine-month periods, respectively. The current year three and nine-month period improvements in cost of contract manufacturing as a percentage of revenue were primarily the result of the mix of services provided and the gross margins associated with these services provided during the current year periods.

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

Three and Nine Months: The decreases in research and development (“R&D”) expenses of $3,743,000 (41%) and $8,287,000 (31%) during the three and nine months ended January 31, 2013, respectively, compared to the same periods in the prior year were due to the following changes associated with each of our following technologies under development:

Technology Platform	R&D Expenses – Three Months Ended January 31,			R&D Expenses – Nine Months Ended January 31,
	2013	2012	$ Change	2013	2012	$ Change

PS-Targeting (bavituximab and PGN650)	$4,506,000	$7,904,000	$(3,398,000)	$17,027,000	$23,749,000	$(6,722,000)
Cotara®	931,000	1,276,000	(345,000)	1,444,000	3,009,000	(1,565,000)
Total R&D Expenses	$5,437,000	$9,180,000	$(3,743,000)	$18,471,000	$26,758,000	$(8,287,000)

o	PS-Targeting (bavituximab and PGN650) – The decreases in PS-targeting program expenses of $3,398,000 and $6,722,000 during the three and nine months ended January 31, 2013, respectively, compared to the same prior year periods were primarily due to decreases in third-party vendor costs regarding our three separate company-sponsored Phase II trials using bavituximab in combination with chemotherapy for the treatment of patients with (i) front-line non-small cell lung cancer (“NSCLC”), (ii) second-line NSCLC, and (iii) pancreatic cancer, as the majority of patients in these trials were enrolled prior to May 1, 2012. In addition, the current year three and nine-month period decreases were supplemented with decreases in costs associated with a prior completed Phase II trial using bavituximab for the treatment of patients with previously untreated genotype-1 hepatitis C virus (HCV) infection that completed enrollment in September 2011. These decreases in clinical trial expenses were further supplemented with a decrease in manufacturing costs incurred in the prior year associated with preparing bavituximab for potential later-stage clinical trials combined with a decrease in sponsored research fees associated with our preclinical anti-viral program. These decreases in PS-targeting program expenses were offset by increases in payroll and related expenses associated with our lead PS-targeting molecular imaging agent, PGN650.
o	Cotara – The decreases in Cotara related expenses of $345,000 and $1,565,000 during the three and nine months ended January 31, 2013, respectively, compared to the same prior year periods were primarily related to increased development and manufacturing costs incurred in the prior year periods associated with preparing Cotara for potential later-stage clinical trials for the treatment of recurrent glioblastoma multiforme (“GBM”). These current period decreases were further supplemented by decreases in expenses associated with our Phase II trial for GBM (or brain cancer), which trial completed patient enrollment in December 2010.

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

Three Months: The increase in selling, general and administrative expenses of $402,000 (15%) during the three months ended January 31, 2013, compared to the same period in the prior year was primarily due to increases in payroll and related expenses and corporate legal fees of $376,000 and $124,000, respectively. The increase in payroll and related expenses is attributed to increases in compensation and other employee-related benefits and the increase in corporate legal fees is primarily attributable to the lawsuits described in this Quarterly Report on Form 10-Q under Part II, Item 1, “Legal Proceedings”. These increases in selling, general and administrative expenses were offset with incremental current year three-month period decreases in insurance and other corporate related expenses.

Nine Months: The increase in selling, general and administrative expenses of $1,098,000 (13%) during the nine months ended January 31, 2013, compared to the same period in the prior year was primarily due to increases in payroll and related expenses and corporate legal fees of $1,009,000 and $214,000, respectively. The increase in payroll and related expenses is attributed to increases in compensation and other employee-related benefits and the increase in corporate legal fees is primarily attributable to the lawsuits described in this Quarterly Report on Form 10-Q under Part II, Item 1, “Legal Proceedings”. These increases in selling, general and administrative expenses were further supplemented with incremental current year nine-month period increases in audit and accounting fees, market research fees, annual shareholder meeting expenses, and other corporate related expenses. These increases in selling, general and administrative expenses were offset with a current year nine-month period decrease in share-based compensation expense (non-cash) of $394,000 associated with the amortization of the fair value of options granted.

Interest and Other Income

Three and Nine Months: The increase in interest and other income of $246,000 and $276,000 during the three and nine months ended January 31, 2013, respectively, compared to the same periods in the prior year were due to current year three and nine-month period increases in interest income of $16,000 and $47,000, respectively, and a current year three and nine-month period increase in other income of $230,000.

Loss on Early Extinguishment of Debt

Nine Months: The increase in loss on early extinguishment of debt of $1,696,000 during the nine months ended January 31, 2013, compared to the same period in the prior year was directly related to the term loan we entered into during the quarter ended October 31, 2012 that was subsequently repaid in full and terminated in the same quarter under an event of default (as described in Note 7 to the accompanying interim unaudited condensed consolidated financial statements). Upon the termination of the term loan, we recorded a loss on the early extinguishment of debt of $1,696,000, which consisted of a final payment fee of $975,000, the unamortized debt discount associated with the fair value of the warrants issued to the lenders under the term loan of $470,000, and unamortized aggregate debt issuance costs of $251,000. The loss on the early extinguishment of debt is included in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended January 31, 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the nine months ended January 31, 2013, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2012.

Liquidity and Capital Resources

At January 31, 2013, we had $26,255,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the nine-month period ended January 31, 2013, amounted to $21,331,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010, amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2013, we raised $27,051,000 in gross proceeds under an At Market Sales Issuance Agreement, of which $25,555,000 was raised subsequent to September 25, 2012, primarily to replace the $15,000,000 of initial funding we repaid on September 25, 2012 under an earlier loan facility we entered into on August 30, 2012. Subsequent to January 31, 2013 and through March 12, 2013, we raised an additional $4,805,000 in aggregate gross proceeds under two separate At Market Sales Issuance Agreements.

With respect to our ability to raise additional capital from the issuance of equity, as of March 12, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $145,525,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition to financing our operations through the issuance of equity, we may also secure additional funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected cash inflows under signed contracts with existing customers of Avid, assuming we raise no additional capital from the capital markets or other potential sources, and excluding any third-party Phase III development costs, we believe we will have sufficient cash on hand to meet our obligations as they become due through at least the third quarter of our fiscal year 2014 ending January 31, 2014. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, and regulatory decisions affecting bavituximab, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business beyond the third quarter of our fiscal year 2014. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2013 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	NINE MONTHS ENDED
	January 31, 2013	January 31, 2012
Net loss, as reported	$(21,331,000)	$(31,237,000)
Less non-cash expenses and adjustments to net loss:
Share-based compensation	2,320,000	2,438,000
Depreciation and amortization	806,000	664,000
Loss on early extinguishment of debt	1,696,000	–
Amortization of discount on notes payable and debt issuance costs	–	33,000
Loss on disposal of property	8,000	2,000
Net cash used in operating activities before changes in operating assets and liabilities	$(16,501,000)	$(28,100,000)
Net change in operating assets and liabilities	$291,000	$958,000
Net cash used in operating activities	$(16,210,000)	$(27,142,000)

Net cash used in operating activities decreased $10,932,000 to $16,210,000 for the nine months ended January 31, 2013, compared to net cash used in operating activities of $27,142,000 for the nine months ended January 31, 2012. This decrease in net cash used in operating activities was due to a decrease of $11,599,000 in net loss reported during the current nine-month period after taking into consideration non-cash operating expenses offset with a net change in operating assets and liabilities of $667,000. The net change in operating assets and liabilities was primarily due to decreases in accounts payable and accrued clinical trial and related fees combined with an increase in inventories, which were offset by increases in customer deposits and deferred revenue associated with payments received from Avid’s third-party customers. The decrease in our current nine-month net loss was primarily due to a current period increase in total revenues combined with a current period decrease in research and development expenses, offset by current period increases in cost of contract manufacturing, selling, general and administrative expenses and loss on early extinguishment of debt.

Cash Used In Investing Activities. Net cash used in investing activities decreased $328,000 to $741,000 for the nine months ended January 31, 2013, compared to net cash used in investing activities of $1,069,000 for the nine months ended January 31, 2012. This net decrease was due to a decrease in property acquisitions of $417,000 offset by an increase in other assets of $89,000.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $276,000 to $25,173,000 for the nine months ended January 31, 2013, compared to net cash provided by financing activities of $24,897,000 for the nine months ended January 31, 2012. Net cash provided by financing activities for the nine months ended January 31, 2013, consisted of $26,166,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $291,000 in aggregate net proceeds received from stock option exercises and from the purchase of shares under our 2010 Employee Stock Purchase Plan, which were offset with principal payments on capital leases of $58,000. In addition, during the current year nine-month period, we received gross proceeds of $15,000,000 under a term loan, excluding debt issuance costs of $251,000, which principal amount was repaid in full during the current year nine-month period upon the termination of the term loan agreement on September 25, 2012 (as described in Note 7 to the accompanying interim unaudited condensed consolidated financial statements). In addition, we paid a final payment fee of $975,000 upon the termination of the term loan.

Net cash provided by financing activities for the nine months ended January 31, 2012, consisted of $26,190,000 in aggregate net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement and a registered direct public offering. In addition, we received net proceeds of $96,000 from the purchase of shares under our 2010 Employee Stock Purchase Plan. These prior year net proceeds were offset with aggregate principal payments on notes payable and capital leases of $1,389,000.

Commitments

At January 31, 2013, we had no material capital commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at January 31, 2013, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2013, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2013.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Securities Related Class Action Lawsuits

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California (the “Court”) against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line non-small cell lung cancer trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. On February 5, 2013, the court appointed James T. Fahey as lead plaintiff in the action. The lead plaintiff has until April 8, 2013 to file an amended consolidated complaint against us. We believe that the various shareholder lawsuits are without merit, and we intend to vigorously defend the various actions and to seek dismissal of these complaints. Due to the early stage of these proceedings, we believe that the probability of an unfavorable outcome or loss related to these proceedings and an estimate of the amount or range of loss related to these claims, if any, from an unfavorable outcome are not determinable at this time.

Other Legal Matters

On September 24, 2012, we filed a lawsuit against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California (the “Court”). We had contracted with CSM in 2010 as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase II second-line non-small cell lung cancer trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the Court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the Court on March 8, 2013.

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

At January 31, 2013, we had $26,255,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Our net loss incurred during the nine-month period ended January 31, 2013 amounted to $21,331,000 and our net losses incurred during the past three fiscal years ended April 30, 2012, 2011 and 2010, amounted to $42,119,000, $34,151,000, and $14,494,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue for the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2013, we raised $27,051,000 in gross proceeds under an At Market Sales Issuance Agreement, of which $25,555,000 was raised subsequent to September 25, 2012, primarily to replace the $15,000,000 of initial funding we repaid on September 25, 2012 under an earlier loan facility we entered into on August 30, 2012. Subsequent to January 31, 2013 and through March 12, 2013, we raised an additional $4,805,000 in aggregate gross proceeds under two separate At Market Sales Issuance Agreements.

With respect to our ability to raise additional capital from the issuance of equity, as of March 12, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $145,525,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trials results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition to financing our operations through the issuance of equity, we may also secure additional funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid to complete the research, development, and clinical testing of our product candidates.

Based on our current projections, which include projected cash inflows under signed contracts with existing customers of Avid, assuming we raise no additional capital from the capital markets or other potential sources, and excluding any third-party Phase III development costs, we believe we will have sufficient cash on hand to meet our obligations as they become due through at least the third quarter of our fiscal year 2014 ending January 31, 2014. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of third party contracts, technical challenges, and regulatory decisions affecting bavituximab, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed we might not have sufficient capital to operate our business beyond the end of the third quarter of our fiscal year 2014. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

We have had significant losses and we anticipate future losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for the nine months ended January 31, 2013, and for each of the past three fiscal years:

Net Loss
Nine months ended January 31, 2013 (unaudited)	$21,331,000
Fiscal Year 2012	$42,119,000
Fiscal Year 2011	$34,151,000
Fiscal Year 2010	$14,494,000

As of January 31, 2013, we had an accumulated deficit of $359,455,000. While we expect to continue to generate revenues from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. Furthermore, as evidenced by the increase in our net loss over the past two fiscal years, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of January 31, 2013, there were 133,770,614 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 24,414,094 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and for outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans	20,150,287
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,889,004
Common shares issuable upon exercise of outstanding warrants	374,803
Total shares of common stock reserved for issuance	24,414,094

In addition, the above table does not include shares of common stock we could potentially issue from time to time, in one or more offerings, under our current effective shelf registration statements in exchange for remaining aggregate gross proceeds of up to $150,330,000 as of January 31, 2013.

Of the total options and warrants outstanding as of January 31, 2013, 10,386,617 would be considered dilutive to stockholders because we would receive an amount per share, which is less than the market price of our common stock at January 31, 2013.

In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities, the market price of our securities may decline and our existing stockholders may experience significant dilution.

Current economic conditions and capital markets are in a period of disruption and instability, which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions and aftermath of the recent financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The shortage of liquidity and credit combined with the substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. Even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

We and certain of our executive officers and one consultant have been named as defendants in litigation that could result in substantial costs and divert management’s attention.

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line non-small cell lung cancer trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the court appointed James T. Fahey as lead plaintiff in the action. The lead plaintiff has until April 8, 2013 to file an amended consolidated complaint against us.

There is no guarantee that we will be successful in defending consolidated lawsuit. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of the lawsuit could involve the issuance of common stock or other equity, which may dilute your ownership interest. Any payments or settlement arrangements could have material adverse effects on our business, operating results, financial condition or your ownership interest. Even if the lead plaintiff’s claims are not successful, this litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition or partnering efforts. In addition, such consolidated lawsuit may make it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), and attract and retain qualified executive officers, other employees and directors.

Our highly volatile stock price and trading volume may adversely affect the liquidity of our common stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each of the last twelve (12) fiscal quarters ended January 31, 2013:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Quarter Ended January 31, 2013	$2.78	$0.69	62,489	739
Quarter Ended October 31, 2012	$5.50	$0.67	68,511	563
Quarter Ended July 31, 2012	$1.89	$0.42	11,875	276
Quarter Ended April 30, 2012	$1.14	$0.39	7,397	282
Quarter Ended January 31, 2012	$1.53	$0.85	7,162	138
Quarter Ended October 31, 2011	$1.88	$0.95	2,450	110
Quarter Ended July 31, 2011	$2.48	$1.56	1,012	144
Quarter Ended April 30, 2011	$2.74	$2.05	929	152
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140
Quarter Ended April 30, 2010	$4.30	$2.86	1,278	66

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential company-sponsored clinical trial and investigator-sponsored clinical trial results relating to products under development by us or our competitors;
•	significant changes in our financial results or that of our competitors, including our abilities to continue as a going concern;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;

•	developments and/or disputes concerning our patent or other proprietary rights;
•	regulatory developments, including possible delays, and product safety concerns;
•	results of litigation, disputes and other proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Our common stock is traded on The NASDAQ Capital Market. To maintain inclusion on The NASDAQ Capital Market, we must continue to meet the following six listing requirements:

1.	Stockholders’ equity of at least $2,500,000 or market value of at least $35,000,000 or net income of at least $500,000 in either our latest fiscal year or in two of our last three fiscal years;
2.	Public float of at least 500,000 shares;
3.	Market value of our public float of at least $1,000,000;
4.	A minimum closing bid price of $1.00 per share of common stock, without falling below this minimum bid price for a period of thirty consecutive trading days;
5.	At least two market makers; and
6.	At least 300 stockholders, each holding at least 100 shares of common stock.

On November 14, 2012, we received a deficiency notice from The NASDAQ Stock Market LLC indicating that the Company's minimum bid price had fallen below $1.00 for 30 consecutive business days, and therefore, we were not in compliance with NASDAQ Marketplace Rule 5550(a)(2). Pursuant to the NASDAQ notice, we were afforded an initial 180 calendar days, or until May 13, 2013, to regain compliance with this minimum bid price requirement. On December 11, 2012, we received a letter from The NASDAQ Stock Market LLC notifying us that we had regained compliance with NASDAQ Marketplace Rule 5550(a)(2), as the closing bid price of our common stock had been at or above $1.00 per share for at least 10 consecutive business days.

If our common stock were ever delisted, we would apply to have our common stock quoted on the OTCQX, the world’s largest interdealer quotation system, which is operated by OTC Market Groups, Inc. Upon any such delisting, our common stock would become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks. A penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

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

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and clinical research organizations, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. Certain of our clinical trials are blind or double-blind. If the trial is blind, management does not have access to information regarding the trials’ administration and progress. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control, as evidenced by the major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II non-small cell lung cancer trial. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

Results from early stage clinical trials of bavituximab and Cotara may not be indicative of successful outcomes in later stage trials. Negative or limited results from any current or future clinical trial could delay or prevent further development of our product candidates, which would adversely affect our business.

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

Patient enrollment and patient care provided at international clinical sites may be delayed or otherwise adversely impacted by social, political and economic factors affecting the particular foreign country.

In the past we have conducted, and intend to conduct in the future, clinical trials globally including clinical sites in India and other countries. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Because we intend in the future to conduct clinical trials in foreign counties, any disruption to our international clinical trial sites could significantly delay or jeopardize our product development efforts in those areas.

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

Data from our preclinical studies and Phase I and Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients. In addition, the results we have obtained in the Phase II trials may not predict results for any future studies and may not predict future therapeutic benefit of our drug candidates. We will be required to demonstrate through larger-scale clinical trials that bavituximab and Cotara are safe and effective for use in a diverse population before we can seek regulatory approval for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be profitable.

Even if the FDA or other regulatory authorities approve bavituximab, Cotara, or any future product candidate for commercial sale, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

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

The pharmaceutical and biotechnology industries are subject to extensive regulation, and from time to time legislative bodies and governmental agencies consider changes to such regulations that could have significant impact on industry participants. For example, in light of certain highly-publicized safety issues regarding certain drugs that had received marketing approval, the U.S. Congress has considered various proposals regarding drug safety, including some which would require additional safety studies and monitoring and could make drug development more costly. We are unable to predict what additional legislation or regulation, if any, relating to safety or other aspects of drug development may be enacted in the future, or what effect such legislation or regulation would have on our business.

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

We have completed a single-arm Phase II study with Cotara for the treatment of brain cancer. In our most recent Phase II open-label, multicenter trial, 41 patients with glioblastoma multiforme (“GBM”) at first relapse were enrolled and received a single-treatment with Cotara. Median overall survival for patients treated with Cotara was 9.3 months. Based on these data and data from earlier clinical studies, we have reached an agreement with the FDA on the design of a single pivotal trial to potentially support product registration for Cotara. With this clear clinical path forward, we are actively pursuing a licensing or funding partner to further advance the program. In the event we are not able to secure a partnership for the program in the U.S., we may not be able to advance the project past its current stage of development. Because there are a limited number of companies, which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not secure a suitable partner for Cotara. Furthermore, we cannot ensure that if we do secure a suitable licensing partner for the program, the financial terms that they propose will be acceptable to us.

Our manufacturing facilities may not continue to meet regulatory requirements and have limited capacity.

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured comply with current Good Manufacturing Practices, or cGMP, requirements. To be successful, our therapeutic products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs. Currently, we manufacture all preclinical and clinical material through Avid Bioservices, Inc., our wholly-owned subsidiary. While we believe our current facilities are adequate for the manufacturing of product candidates for clinical trials, our facilities may not be adequate to produce sufficient quantities of any products for commercial sale.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC and pancreatic cancer. Although we are not aware of any other monoclonal antibodies in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Avastin® (bevacizumab) and onartuzumab by Roche/Genentech, Gleevec® (imatinib) by Novartis, Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche/Genentech, Erbitux® (Cetuximab) by Eli Lilly and Company and Bristol-Myers Squibb Company, Rituxan® (rituximab) and Herceptin® (trastuzumab) by Roche/Genentech, Vectibix® (panitumumab) by Amgen, afatinib by Boehringer Ingelheim, Xalkori® (crizotinib) by Pfizer, iniparib by Sanofi-Aventis and Bipar Sciences, ganetespib by Synta Pharmaceuticals, and nivolumab and Yervoy® (ipilimumab) by Bristol-Myers Squibb Company. Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to Provenge® (sipuleucel-T) and other Active Cellular Immunotherapy candidates by Dendreon, Emepepimut-S by Biomira and EMD Serono, and Astuprotimut-r by GlaxoSmithKline. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

We are developing Cotara for the treatment of recurrent GBM, the most aggressive form of brain cancer. Since Cotara is a single-treatment approach that targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs approved or in development for this disease. Approved treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Merck, Avastin® (bevacizumab) from Roche/Genentech, and the NovoTTF-100A System by Novocure. Gliadel Wafers are inserted in the tumor cavity following surgical resection and releases a chemotherapeutic agent over time. Temodar is administered orally to patients with brain cancer. Avastin is a monoclonal antibody that targets vascular endothelial growth factor (“VEGF”) to prevent the formation of new tumor blood vessels. The NovoTTF-100A system is a portable, wearable device that delivers an anti-mitotic, anti-cancer therapy.

In addition, some products in development may compete with Cotara should they become approved for marketing. These products include, but are not limited to: Apocept a fully human fusion protein, being developed by Apogenix GmbH, rindopepimut, a peptide vaccine under development by Celldex, and DCVax® a dendritic cell-based vaccine being developed by Northwest Biotherapeutics. In addition, oncology products marketed for other indications such as Tarceva® (Genentech/OSI), Nexavar® (Bayer/Onyx), and afatinib by Boehringer Ingelheim are being tested in clinical trials for the treatment of brain cancer.

Avid Bioservices, Inc., our subsidiary, is exposed to risks resulting from its small customer base.

A significant portion of Avid Bioservices’ revenues has historically been derived from a small customer base. These customers typically do not enter into long-term contracts because their need for drug supply depends on a variety of factors, including the drug’s stage of development, their financial resources, and, with respect to commercial drugs, demand for the drug in the market. Our results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated.

If we lose qualified management and scientific personnel or are unable to attract and retain such personnel, we may be unable to successfully develop our products or we may be significantly delayed in developing our products.

Our success is dependent, in part, upon a limited number of key executive officers, each of whom is an at-will employee, and upon our scientific researchers. For example, because of his extensive understanding of our technologies and product development programs, the loss of Mr. Steven W. King, our President & Chief Executive Officer and Director, would adversely affect our development efforts and clinical trial programs during the six to twelve month period that we estimate it would take to find and train a qualified replacement.

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

Further, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes a 15% stockholder.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 8, 2013, MidCap Funding I, LLC, a holder of a warrant to purchase 118,444 shares of the Company’s common stock at an exercise price of $1.4775 per share (the “Warrant”) delivered a notice of election to exercise the Warrant in full on a cashless basis. In accordance with the terms of the Warrant, the fair market value of the Company’s common stock on the day immediately prior to the date of the notice of election to exercise was $2.43 per share, resulting in 46,427 shares of common stock being issued.

The shares of common stock above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering and the shares of common stock were acquired by an accredited investor for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits:
10.33	Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Jeffrey L. Masten, dated December 27, 2012. (*)(**)
10.34	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Steven W. King, effective December 27, 2012. (*)(**)
10.35	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Paul J. Lytle, effective December 27, 2012. (*)(**)
10.36	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Shelley P.M. Fussey, Ph.D., effective December 27, 2012. (*)(**)
10.37	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Joseph Shan, effective December 27, 2012. (*)(**)
10.38	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Mark R. Ziebell, effective December 27, 2012. (*)(**)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document. (*) (#)
101.SCH	XBRL Schema Document. (*) (#)
101.CAL	XBRL Calculation Linkbase Document. (*) (#)
101.DEF	XBRL Definition Linkbase Document. (*) (#)
101.LAB	XBRL Label Linkbase Document. (*) (#)
101.PRE	XBRL Presentation Linkbase Document. (*) (#)

*	Filed herewith
**	This exhibit is a management contract or a compensation plan or arrangement.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: March 12, 2013	By:	/s/ STEVEN W. KING
Steven W. King President, Chief Executive Officer, and Director

Date: March 12, 2013	By:	/s/ PAUL J. LYTLE
Paul J. Lytle Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

