Form 10-K
period 2013-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2013-07-11
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number: 001-32839

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates as of October 31, 2012 was $100,013,745.

Number of shares of common stock outstanding as of July 5, 2013: 151,602,765

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2013.

PEREGRINE PHARMACEUTICALS, INC.

Fiscal Year 2013

Annual Report on Form 10-K

PART I

In this Annual Report, unless the context otherwise indicates, the terms “we”, “us”, “our”, “Company” and “Peregrine” refer to Peregrine Pharmaceuticals, Inc., and our wholly owned subsidiary, Avid Bioservices, Inc (“Avid”). This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled “Risk Factors” as well as those discussed elsewhere in this Annual Report. You should not duly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

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

Certain technical terms used in the following description of our business are defined in the “Glossary of Terms.”

We own or have rights to the registered trademarks Cotara® and Avid Bioservices®. All other company names, registered trademarks, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.

Item 1.	Business

Overview

Peregrine is a biopharmaceutical company with a portfolio of innovative monoclonal antibodies in clinical trials for the treatment and diagnosis of cancer. We have two targeting platforms and are pursuing multiple clinical programs in cancer with our lead immunotherapy candidate bavituximab, our lead PS-targeting agent, 124I-PGN650 (“PGN650”), and our novel brain cancer therapy Cotara®. Our primary goals for the PS-targeting platform are to advance bavituximab into a pivotal Phase III clinical trial by calendar year-end of 2013, continue to explore the broader immunotherapeutic applications of bavituximab in the treatment of cancer, and to explore the broader potential uses of the phosphatidylserine (“PS”)-targeting technology platform.

Our goals for the coming fiscal year include:

•	Initiating a pivotal Phase III clinical trial by calendar year-end 2013 of bavituximab combined with docetaxel in the lead indication, second-line non-small cell lung cancer (“NSCLC”). This trial is supported by data presented at the 2013 American Society of Clinical Oncology (“ASCO”) Annual Meeting from our Phase IIb randomized, double-blind, placebo-controlled trial in the same patient population and the agreed upon Phase III trial design with the U.S. Food and Drug Administration (“FDA”);
•	Generating additional preclinical and clinical data to further demonstrate the immune-stimulatory effects of bavituximab based on data presented at the 2013 American Academy for Cancer Research (“AACR”) Annual Meeting. We are currently identifying new potential clinical indications and therapeutic combinations to best explore the immunotherapeutic mechanism of bavituximab;
•	Continuing to advance the ongoing bavituximab investigator-sponsored trials (“IST”) in front-line NSCLC (in combination with pemetrexed and carboplatin), liver cancer (in combination with sorafenib), HER2-negative metastatic breast cancer (in combination with paclitaxel), and rectal adenocarcinoma (in combination with capecitabine and radiation therapy). These ISTs have the potential to further refine our future development plans and to provide further validation of bavituximab’s immunotherapy mechanism of action in the clinic;
•	Continuing to advance the clinical development of our lead PS-targeting imaging agent, PGN650, for the imaging of multiple solid tumor types;
•	Advancing Cotara into Phase III development with a potential partner based on positive Phase II clinical data and the agreed upon Phase III trial design with the FDA; and
•	Continuing to grow our commercial manufacturing business, Avid, which provides development and biomanufacturing services to third-party clients while also meeting the needs of our internal clinical programs. This business has grown to over $20 million in contract manufacturing revenue in fiscal year 2013.

Peregrine’s new class of PS-targeting therapeutics are monoclonal antibodies that target and bind to PS, a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but "flips" and becomes exposed on the outside of cells that line tumor blood vessels, causing the tumor to evade immune detection. Bavituximab is our lead therapeutic PS-targeting antibody, which has demonstrated broad therapeutic potential and represents a new approach to treating cancer. PGN650 is our lead PS-targeting imaging agent that represents a potential new approach to imaging cancer. Bavituximab targets PS and works by activating the immune system causing the maturation of cancer-fighting (M1) macrophages and the development of cytotoxic T-cells that fight solid tumors.

We have conducted three randomized Phase II trials for bavituximab in combination with standard chemotherapy in both front and second-line NSCLC as well as front-line pancreatic cancer. In addition, we have four ongoing ISTs evaluating bavituximab with additional drug combinations in additional oncology indications. From these randomized Phase II clinical trials and ISTs conducted to date, we have identified bavituixmab plus docetaxel in second-line NSCLC as our lead indication for bavituximab based on:

•	Promising survival data from our Phase IIb randomized, double-blind, placebo-controlled trial of Stage IIIb/IV patients treated with bavituximab plus docetaxel versus docetaxel alone as second-line treatment, which was recently presented at the 2013 ASCO Annual Meeting;
•	Data presented at the 2013 AACR Annual Meeting which yielded definitive insight into bavituximab's immunotherapy mechanism of action;
•	Our increased understanding of docetaxel’s immune-enhancement potential and apoptotic inducing properties;
•	Promising survival data from a single arm Phase IIa trial evaluating bavituximab plus docetaxel in advanced metastatic breast cancer; and
•	Compelling preclinical data demonstrating synergistic anti-tumor effects when bavituximab is combined with docetaxel.

In May 2013, we reached agreement with the FDA on a Phase III registration trial design in second-line NSCLC with bavituximab and docetaxel. We plan to initiate this trial by calendar year-end 2013. In addition, in June 2013, we conducted a comprehensive review of the bavituximab oncology program with the goal of adapting the clinical development plan in accordance with the recent increased understanding of the immune-stimulatory properties of bavituximab. We believe that several of the ongoing clinical trials could corroborate bavituximab's immunotherapy mechanism of action in the clinic as they include patient sample collection for immune correlative testing. We are also actively working with our clinical collaborators on how best to design future trials evaluating the potential of combining bavituximab with other immunotherapy agents in addition to the chemotherapy combinations that are currently underway.

PGN650 is our lead PS-targeting molecular imaging agent that represents a potential new approach to imaging cancer. We initiated clinical development for PGN650 in 2012 under an exploratory Investigational New Drug (“IND”) application with the FDA. The clinical trial is evaluating PGN650 imaging in multiple solid tumor types.

Cotara is our lead DNA/histone-targeting antibody and represents a novel approach to treating brain cancer. Cotara is a targeted monoclonal antibody linked to a radioisotope that is administered as a single-infusion, one-time therapy directly into the tumor. Once localized, the targeted radioactive payload destroys the tumor from the inside out with minimal exposure to healthy tissue. Cotara has been granted orphan drug status and fast track designation for the treatment of glioblastoma multiforme (“GBM”) and anaplastic astrocytoma by the FDA. In December 2012, we reached an agreement with the FDA on the trial design for a single registration trial for Cotara in patients with recurrent GBM. This trial was supported by a Phase II recurrent GBM trial and other earlier Phase I trials.

We also have a wholly-owned biomanufacturing subsidiary, Avid, which provides integrated cGMP commercial and clinical manufacturing services for Peregrine and third-party clients. Avid was established in 2002 and began commercial production in 2005. Avid’s total revenue generated from third-party clients for fiscal years 2013, 2012 and 2011, amounted to $21,333,000, $14,783,000, and $8,502,000, respectively.

We were originally incorporated in California in June 1981 and reincorporated in the State of Delaware on September 25, 1996. Our principal executive offices are located at 14282 Franklin Avenue, Tustin, California, 92780 and our telephone number is (714) 508-6000. Our internet website addresses are www.peregrineinc.com, www.avidbio.com, and www.peregrinetrials.com. Information contained on, or accessed through, our websites does not constitute any part of this Annual Report.

Products in Clinical-Stage Development

The following represents a summary of recently completed, ongoing or currently planned clinical trials. Additional information pertaining to each clinical trial is further discussed below.

Product Candidate	Trial		Phase	Status
Bavituximab PS-Targeting Monoclonal Antibody (Oncology)	NSCLC, second-line, randomized, double blind, placebo-controlled, combined with docetaxel (lead indication)	-	III	Actively planning for trial initiation by calendar year-end 2013.
	NSCLC, second-line, randomized, double-blind, placebo-controlled, combined with docetaxel		IIb	Completed; Final data announced in June 2013 as further described below.
	Pancreatic, front-line, randomized, open-label, combined with gemcitabine		II	Completed; Final data announced in June 2013 as further described below.
	NSCLC, front-line, randomized, open-label, combined with carboplatin and paclitaxel		II	Patient enrollment complete; Interim data announced in June 2013 as further described below.
	NSCLC, front-line, randomized, open-label, combined with carboplatin and pemetrexed		Ib	Patient enrollment ongoing; Early interim data described below.
	HER2-negative breast cancer (MBC), randomized, open-label, combined with paclitaxel		I	Patient enrollment complete; Interim data described below.
	Liver (HCC), front-line, non-randomized, open-label, combined with sorafenib		I/II	Patient enrollment ongoing; Phase I portion of trial enrolled. Phase II portion of trial enrolling. Interim safety data described below.
	Rectal adenocarcinoma, front-line, randomized, open-label, combined with capecitabine and radiation		I	Patient enrollment ongoing; No data reported to date.
Cotara DNA/histone-targeting monoclonal antibody (oncology)	Glioblastoma multiforme (GBM) (brain cancer)		II	Completed; Reached agreement with FDA on Phase III trial design; Seeking partner to advance to Phase III.
PGN650 PS-targeting F(ab’)2 fully human monoclonal antibody (imaging)	Imaging agent		I*	Patient enrollment ongoing; No data reported to date.

______________

* Filed under an exploratory Investigational New Drug Application.

Bavituximab for the Treatment of Solid Tumors

We believe our novel immunotherapy candidate bavituximab may have broad potential for the treatment of multiple types of cancer. We have conducted three randomized Phase II trials for bavituximab in combination with standard chemotherapy in front and second-line NSCLC and front-line pancreatic cancer. In addition, we have four ongoing ISTs evaluating different treatment combinations and additional oncology indications for bavituximab.

The following represents an overview of recently completed, ongoing or currently planned bavituximab clinical trials:

Bavituximab in Second-Line NSCLC

Phase III Registration Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

In May 2013, we reached an agreement with the FDA on a Phase III registration trial design of our lead clinical immunotherapeutic candidate bavituximab in second-line NSCLC. The trial design was supported by promising data from our Phase IIb second-line NSCLC trial in the same indication which is described under the heading “Phase IIb Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC” below.

The Phase III clinical trial will be a randomized, double-blind, placebo-controlled trial evaluating bavituximab plus docetaxel versus docetaxel alone in approximately 600 patients at clinical sites worldwide. The trial will enroll non-squamous, NSCLC patients who have progressed after standard front-line treatment. Patients will be randomized into one of two treatment arms. One treatment arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity. The other treatment arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity. The primary endpoint of the trial will be overall survival. We anticipate initiating this trial by calendar year-end 2013.

Phase IIb Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

We conducted a randomized, double-blind, placebo-controlled Phase IIb second-line NSCLC trial evaluating two dose levels of bavituximab plus docetaxel (“bavituximab-containing arms”) versus docetaxel plus placebo (“control arm”) as second-line treatment in 121 patients with Stage IIIb/IV NSCLC. Patients were randomized to one of three treatment arms at clinical sites worldwide and enrollment was completed in October 2011. All patients were randomized to receive up to six 21-day cycles of docetaxel (75 mg/m2). In addition, one arm was randomized to receive bavituximab (3 mg/kg) weekly, a second arm was randomized to receive bavituximab (1 mg/kg) weekly, and a third arm was randomized to receive placebo weekly until progression or toxicity. The trial was designed to evaluate overall response rate (“ORR”), the primary endpoint, measured in accordance with Response Evaluation Criteria In Solid Tumors (“RECIST”) criteria, and progression-free survival (“PFS”), duration of response, overall survival (“OS”), and safety, were secondary endpoints.

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

Upon discovery of the discrepancies, we initiated an internal review of this Phase IIb trial, which included the testing of investigational product, patient samples, reviewing the operations of multiple vendors, among other activities. The initial results of this internal review were announced on January 7, 2013, and indicated that discrepancies were isolated to the control and 1 mg/kg bavituximab-containing treatment arms of the trial and that there was no evidence of discrepancies in the 3 mg/kg bavituximab-containing treatment arm of the trial. Based on the results of our internal review, we took a conservative approach toward analyzing the results from the trial, which included combining the control arm and 1 mg/kg bavituximab-containing arm into one treatment arm (“combined control arm”), and comparing those results to the 3 mg/kg bavituximab-containing treatment arm.

On February 19, 2013, we reported updated top-line survival data from this trial based upon the completion of the aforementioned internal review of discrepancies in the trial and updated patient survival data from the trial. Updated top-line data from this Phase IIb trial indicate a meaningful improvement in median OS of 11.7 months in the 3 mg/kg bavituximab-containing arm compared to 7.3 months in the combined control arm.

On June 3, 2013, we presented the following final data from this Phase IIb trial at the 2013 ASCO Annual Meeting:

	3 mg/kg Bavituximab Containing Arm	Combined Control Arm
Median Overall Survival	11.7 months	7.3 months
Overall Response Rate	17.1%	11.3%
Median Progression-Free Survival	4.2 months	3.9 months

In addition, subgroup analyses of overall survival by key patient characteristics favored the bavituximab 3 mg/kg containing arm, including age, gender, Eastern Cooperative Oncology Group (“ECOG”) status, ethnicity and prior treatment. The results also indicated that the 3 mg/kg bavituximab plus docetaxel combination was well-tolerated with no significant differences in adverse events between the two trial arms.

Based on these data and discussions with our medical advisors, our strategy is to initiate a pivotal Phase III trial with bavituximab in second-line NSCLC by the end of calendar year 2013 as further discussed above.

Second-Line NSCLC Market Opportunity

There are approximately 135,000 patients with NSCLC receiving second-line treatment annually in the U.S., Europe and Japan. The market for second-line NSCLC therapeutics is expected to exceed $1.0 billion annually by 2019 according to independent market research estimates.

Only three drugs are approved in the U.S. as second-line treatment for NSCLC. Administered as monotherapies, these include pemetrexed (Alimta®), docetaxel (Taxotere®), or erlotinib (Tarceva®). Package insert information for these three products shows between 5% and 9% ORR for second-line NSCLC. Given these low response rates with current approved therapies, we believe there is a need for new therapeutic options for second-line NSCLC.

Bavituximab in Front-Line NSCLC

We currently have two clinical trials investigating the potential of bavituximab in front-line NSCLC as follows:

Phase II Trial – Bavituximab Plus Paclitaxel/Carboplatin in Front-Line NSCLC

Our Phase II trial is designed to assess bavituximab in combination with paclitaxel and carboplatin in front-line NSCLC. This randomized trial enrolled 86 patients (enrollment completed in September 2011) at clinical sites worldwide. Patients were randomized to one of two treatment arms. All patients were randomized to receive up to six 21-day cycles of paclitaxel and carboplatin (“C/P”). In addition, one arm was randomized to receive bavituximab (3 mg/kg) weekly until progression or toxicity. The primary endpoint of this trial is ORR and secondary endpoints include median PFS, median OS, duration of response, and safety. Patients were evaluated regularly for tumor response according to RECIST criteria.

In March 2012, we announced top-line data from this Phase II trial in which the primary ORR endpoint was determined. Initial ORR and median PFS data from this trial were deemed inconclusive and therefore, it was determined that median OS, another secondary endpoint, would be an important data point in determining our next steps in advancing bavituximab in front-line NSCLC in combination with carboplatin and paclitaxel.

Prompted by the enhanced understanding of bavituximab's immunotherapy mechanism of action that we presented at the 2013 AACR Annual Meeting, we recently undertook a review of our entire ongoing bavituximab clinical program, including an early analysis of this Phase II front-line NSCLC trial, in order to better direct our clinical development strategy. Results from this analysis, which included less than 60% of survival events, were announced in June 2013 and indicated that, while the bavituximab containing treatment arm currently demonstrated a median OS of over 14 months, there was no meaningful difference in survival between the two arms of the trial that would support the advancement of this combination and the current timing of therapy. Separately, an independent trial with another immunotherapy agent showed that when C/P are given together with immunotherapy, as was done in this trial, the results were similar to the control arm while starting with C/P before administering the immunotherapy gave much more favorable results. We are currently evaluating options for moving bavituximab forward in front-line NSCLC. We plan to present the full results from this Phase II trial at a future scientific meeting or through publication.

Phase Ib Trial – Bavituximab Plus Pemetrexed/Carboplatin in Front-Line NSCLC

This investigator-sponsored Phase Ib trial is designed to assess bavituximab with pemetrexed and carboplatin in up to 25 patients with locally advanced or metastatic NSCLC. Initial data presented at AACR in April 2012 on the first five patients showed three of the five patients achieving a partial tumor response and no signs of unexpected safety events. This trial continues to enroll and dose patients.

Front-Line NSCLC Market Opportunity

Lung cancer is the leading cause of cancer-related deaths, and according to the American Cancer Society, lung cancer is the second most commonly diagnosed cancer in the U.S., with approximately 228,190 new cases and 159,480 deaths each year, representing approximately 27% of all cancer deaths. NSCLC is the most common type of lung cancer, accounting for approximately 85-90% of lung cancer cases.

With new cases being diagnosed and given the limitations of current therapies, we believe there is a need for new therapeutic options for front-line NSCLC.

Current treatment options for front-line NSCLC include chemotherapy drugs gemcitabine (Gemzar®), paclitaxel (Taxol®), or docetaxel (Taxotere®) combined with cisplatin or carboplatin. In addition, pemetrexed has been approved for use in combination with cisplatin for front-line NSCLC and bevacizumab (Avastin®) is often added to the standard chemotherapy for front-line NSCLC. Also, Crizotinib (Xalkori®) is approved for front-line treatment of locally advanced or metastatic NSCLC that is anaplastic lymphoma kinase (ALK)-positive and erlotinib (Tarceva®) is approved for the front-line treatment metastatic NSCLC tumors with epidermal growth factor receptor mutations.

Bavituximab in Pancreatic Cancer

Our Phase II trial was designed to assess bavituximab in combination with gemcitabine in previously untreated Stage IV pancreatic cancer patients. This randomized trial enrolled 70 patients (enrollment completed in June 2012) at clinical sites worldwide. Patients were randomized to one of two treatment arms. All patients were randomized to receive gemcitabine (1000 mg/m2) on days 1, 8 and 15 of each 28-day cycle (4 weeks) until disease progression or unacceptable toxicities. In addition, patients in one arm were randomized to receive bavituximab (3 mg/kg) weekly. The primary endpoint of this trial was median OS and secondary endpoints included median PFS, ORR, duration of response, and safety. Patients were evaluated regularly for tumor response according to RECIST criteria.

In February 2013, we announced results from this trial showing that the combination of bavituximab and gemcitabine resulted in more than a doubling of ORR and an improvement in OS when compared with gemcitabine alone (control arm). In the trial, patients treated with a combination of bavituximab and gemcitabine had a 28% tumor response rate as compared to 13% in the control arm. Median OS was 5.6 months for the bavituximab plus gemcitabine arm and 5.2 months for the control arm. In this trial, bavituximab was generally safe and well tolerated in combination with gemcitabine with similar adverse events occurring in both arms. As this trial allowed for the enrollment of patients 18 and older without any age limit, distant organ involvement and ECOG performance status of 0-2, further analysis of the patient group was warranted.

In June 2013, we announced final results from this trial which included a further analysis of patient subgroups. Median OS, PFS and ORR results were unchanged from the February announcement with data showing encouraging activity in this patient population with very rapid disease progression.

Results from a subgroup analysis showed that the effect of bavituximab plus gemcitabine was more pronounced in patients with ECOG ≤ 1 and those without hepatic metastases. While we believe the final data combined with the results from subgroup analyses warrant future consideration, given the fast progression of pancreatic cancer and the need for longer treatment periods associated with immunotherapies such as bavituximab, there are no plans to initiate a follow-on trial in pancreatic cancer at this time.

Bavituximab in HER2-negative Metastatic Breast Cancer (MBC)

This ongoing investigator-sponsored Phase I trial is designed to assess bavituximab combined with paclitaxel in up to 14 patients with HER2-negative metastatic breast cancer. In June 2013, investigators reported interim results from 13 evaluable patients showing that 85% of patients achieved an objective tumor response, including 15% of patients achieving a complete response measured in accordance with RECIST criteria. All patients have been enrolled in the trial.

Bavituximab in Advanced Liver Cancer

This ongoing investigator-sponsored Phase I/II trial is designed to assess bavituximab combined with sorafenib (Nexavar®) in up to 48 patients with advanced liver cancer (hepatocellular carcinoma, or HCC). Data presented at AACR in April 2012 showed that of the nine patients enrolled in the Phase I portion of the study, no dose-limiting toxicities or serious adverse events were observed and the trial is now enrolling in the Phase II part of the study. This trial continues to enroll and dose patients.

Bavituximab in Rectal Adenocarcinoma

This ongoing investigator-sponsored Phase I trial is designed to assess bavituximab in combination with capecitabine and radiation therapy in up to 18 patients with Stage II or III rectal adenocarcinoma. The primary endpoint is to determine the safety, feasibility and tolerability with a standard platform of capecitabine and radiation therapy. Secondary endpoints include ORR and histopathological response in patients. This trial continues to enroll and dose patients.

PS-Targeting Molecular Imaging Program (PGN650)

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

Our initial clinical candidate is PGN650, a first-in-class PS-targeting F(ab’)2 fully human monoclonal antibody fragment joined to the positron emission tomography (“PET”) imaging radio-isotope iodine-124 (124I) that represents a potential new approach to imaging cancer. In preclinical studies, PGN650 accumulates in tumor vasculature and provides exceedingly clear in vivo tumor images.

Our initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform in the clinic. Our current PGN650 clinical trial evaluating PGN650 imaging in multiple solid tumor types was filed under an exploratory IND with the FDA and will enroll up to 12 patients. Results from this study may open the door for multiple applications including development of antibody drug conjugates, the ability of PGN650 to monitor the effectiveness of current standard cancer treatments, and the ability to potentially select patients that may benefit from bavituximab-based treatment. Patients will receive an imaging dose followed by three (3) PET images: two images on day one and one image on either day two or three. Successful results from this trial could support several promising new areas of research in the imaging and diagnostic fields. This trial continues to enroll and dose patients.

Cotara for the Treatment of Brain Cancer

Cotara is our lead DNA/histone-targeting antibody and represents a novel approach to treating brain cancer. Cotara is a monoclonal antibody linked to a radioisotope (Iodine 131) that is administered as a single-infusion, one-time therapy directly into the tumor, thereby destroying the tumor from the inside out with minimal exposure to surrounding healthy tissue. In four prior clinical studies, Cotara has demonstrated encouraging survival, localization to the tumor, and an acceptable safety profile in patients with brain cancer.

Cotara has been granted FDA and European Medicines Agency (“EMA”) orphan drug status for GBM and anaplastic astrocytoma and fast track designation in the U.S. for the treatment of recurrent GBM.

In our Phase II single-arm, multicenter trial, 41 patients with GBM at first relapse received a single Cotara treatment. The primary endpoint was safety and tolerability of the maximum tolerated dose, a single 25-hour interstitial infusion of 2.5 mCi/cc of Cotara. Secondary endpoints include median OS, median PFS, and proportion of patients alive at six months after treatment. Median OS for patients treated with Cotara was 9.3 months, consistent with a prior Phase II trial.

Cotara was generally safe and well tolerated in this trial. The most common drug-related adverse events (AEs) were neurologic in nature and most were managed with corticosteroids.

In December 2012, we reached an agreement with the FDA on the design of a single randomized registration trial comparing two dose levels of Cotara in up to 300 patients. We are currently seeking a partner to further develop Cotara in recurrent GBM.

GBM Market Opportunity

According to the American Cancer Society, in 2012 there were expected to be an estimated 22,900 malignant tumors diagnosed and approximately 13,700 deaths attributed to brain or spinal cord cancer in the United States (“U.S.”). GBM accounts for about 43% of all malignant brain tumors and primarily occurs in older adults (median age at diagnosis is 64 years) with the 5-year survival rate less than 5%.

Mechanism of Action of Our Technology Platforms

Our three products in clinical development fall under two technology platforms: PS-targeting technology and DNA/histone-targeting antibody.

PS-Targeting Technology Platform

Peregrine’s new class of PS-targeting therapeutics are monoclonal antibodies that target and bind to PS, a component of cells normally found only on the inner surface of the cell membrane. Under stress or apoptosis, PS becomes exposed on the surface of tumor blood vessels and on virus-infected cells, exposing a specific target for imaging and therapy of multiple diseases.

PS is a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but "flips" and becomes exposed on the outside of tumor cells and cells that line tumor blood vessels, causing the tumor to evade immune detection. Cancer therapies increase PS exposure on the cell surface, further increasing immune suppression in the tumor environment. Bavituximab targets PS and works by activating the immune system causing the maturation of cancer-fighting (M1) macrophages and the development of cytotoxic T-cells that fight tumors.

In March 2013, data from a series of preclinical studies presented at the Annual Meeting of the AACR demonstrated that PS-targeting antibodies, such as bavituximab, mediate important immuno-stimulatory changes in tumors. These changes include the increased production of inflammatory cytokines, inhibition of immunosuppressive myeloid derived suppressor cells (“MDSCs”), and an increase in tumor-fighting (M1) macrophages and mature dendritic cells that lead to the formation of tumor fighting T-cells.

DNA/Histone-Targeting Antibody (Cotara)

Peregrine’s DNA/histone-targeting antibody uses monoclonal antibodies designed to bind to DNA/histone H1 complex which is exposed primarily in the dead and dying cells that are present in abundance at the center of solid tumors. DNA/histone-targeting antibodies are capable of carrying a variety of therapeutic agents, including radioisotopes, into the interior of solid tumors where they kill the tumor from the inside out. Peregrine’s lead DNA/histone-targeting antibody, Cotara, is an antibody conjugated to a therapeutic radioisotope, Iodine 131, that binds to the core of the tumor mass and kills adjacent tumor cells.

In-Licensing Collaborations

The following represents a summary of our key collaborations for the development and commercialization of our products in clinical development covering bavituximab, PGN650, and Cotara.

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

Under our in-licensing agreements relating to bavituximab, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. During fiscal year 2011, we expensed $114,000 associated with milestone obligations under in-licensing agreements covering bavituximab, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2013 and 2012.

The following table provides certain information with respect to each of our in-licensing agreements relating to our bavituximab program.

Licensor	Agreement Date	Total Milestone Obligations Expensed To Date	Potential Future Milestone Obligations (1)
UTSWMC	August 2001	$ 98,000	$ 375,000
UTSWMC	August 2005	85,000	375,000
Lonza	March 2005	64,000	–(2)
Avanir	December 2003	50,000	1,050,000
Genentech, Inc.	November 2003	500,000	5,000,000
Total		$ 797,000	$ 6,800,000

______________

(1)	Potential future milestone obligations are generally tied to regulatory progress to gain product approval, which approval significantly depends on positive clinical trials results. In addition, potential future milestone obligations vary by license agreement (as defined in each license agreement) and depend on valid claims under each of these underlying agreements at the time the potential milestone is achieved, however, the following clinical development and regulatory milestones are typical of such potential future milestone events: upon dosing of first patient in a Phase I, Phase II, and/or Phase III clinical trial; completion of patient enrollment in a Phase II trial; submission of a biologics license application in the U.S.; and upon FDA approval.

(2)	In fiscal year 2011, we incurred a milestone fee of 37,500 pounds sterling ($64,000 U.S.) upon commencement of patient enrollment in our first randomized Phase II clinical trial using bavituximab, which amount would continue as an annual license fee thereafter until completion of patient enrollment, at which time the annual license fee would increase to 75,000 pounds sterling per annum. During fiscal year 2012, we completed patient enrollment of the aforementioned phase II clinical trial, which triggered the annual license fee to increase to 75,000 pounds sterling per annum (or approximately $116,000 U.S. based on the exchange rate at April 30, 2013). In addition, in the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year (or approximately $465,000 U.S. based on the exchange rate at April 30, 2013).

Of the total potential future milestone obligation of $6,800,000, we anticipate milestone obligations not to exceed $200,000 during fiscal year 2014. In addition, of the total potential future milestone obligations of $6,800,000, up to $6,400,000 would be due upon the first commercial approval of bavituximab pursuant to these license agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these milestones will occur, if at all.

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

In addition, during fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with Affitech A/S regarding the generation and commercialization of a certain number of fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates, including our imaging agent PGN650. During fiscal year 2013, we elected to enter into a license agreement for the PS-targeting antibody used to create PGN650 and agreed to pay an up-front license fee and are obligated to pay future milestone payments of up to $1,921,000 based on the achievement of certain potential clinical development and regulatory milestones, plus a low single digit royalty on net sales.

During fiscal year 2013, we expensed $50,000 under in-licensing agreements covering PGN650, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2012 or 2011 covering PGN650. In addition, no product revenues have been generated from PGN650 program to date. We anticipate milestone obligations for PGN650 under this agreement not to exceed $51,000 during fiscal year 2014.

Cotara

We acquired the patent rights to Cotara in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders. To date, no product revenues have been generated from Cotara.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara. Under the terms of the agreement, we are obligated to pay a royalty (in the low single digits) on net sales of any products we market that utilize the underlying technology. In the event a product is approved and we or Lonza do not manufacture Cotara, we would owe Lonza 300,000 pounds sterling per year (or approximately $465,000 U.S. based on the exchange rate at April 30, 2013) in addition to an increased royalty (in the low single digits) on net sales. In addition, upon completion of patient enrollment in our Cotara Phase II clinical trial during fiscal year 2011, we incurred a milestone payment of 75,000 pounds sterling (or $125,000 U.S.), which amount will continue as an annual license fee thereafter. Unless sooner terminated due to a party’s breach of the license agreement, the license agreement with Lonza will terminate upon the last to occur of the expiration of a period of 15 years following our first commercial sale of a product or the expiration of the last valid claim within the patents that are the subject of the license agreement; provided that if after the expiration of the last claim but prior to the expiration of the 15-year period, Lonza has publicly made available certain materials and know-how, then the agreement will terminate at such time as the materials and know-how are made public.

Out-Licensing Collaborations

In addition to our in-licensing collaborations, the following represents a summary of our key out-licensing collaborations.

During October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our Cotara technology for use in the application of cytokine fusion proteins. During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the agreement, we would receive a royalty on net sales if a product is approved under the agreement. Merck KGaA is currently in the clinical development stage of this program.

During July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech A/S (“Affitech”) whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-vascular endothelial growth factor (“VEGF”) intellectual property portfolio, including the fully human antibody AT001/r84. We recognized revenue of $350,000 during fiscal years 2013, 2012 and 2011 under the Affitech Agreements, which amounts are included in license revenue in the accompanying consolidated financial statements. During September 2010, Peregrine and Affitech amended certain terms of the Affitech Agreements for sublicenses entered into by Affitech with non-affiliates for the territories of Brazil, Russia and other countries of the Commonwealth of Independent States (“CIS”) (“September 2010 Amendment”). Under the amended terms, Peregrine and Affitech will reinvest their respective portions of any future milestone payments to be received under the agreements for the territories of Brazil, Russia, and the CIS toward the further development of AT001/r84. In the event Affitech enters into a licensing transaction for AT001/r84 with a non-affiliate in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us the aforementioned sublicense fees we agreed to forego that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories. The remaining terms of the Affitech Agreements remain unchanged, including milestone and royalty payments. To date, we have not received any payments from Affitech under the September 2010 Amendment.

Avid Bioservices, Inc., Integrated Biomanufacturing Subsidiary

Our wholly-owned subsidiary, Avid is a Contract Manufacturing Organization (“CMO”) that provides fully-integrated services from cell line and process development to clinical and commercial biomanufacturing under current Good Manufacturing Practices (“cGMP”) for Peregrine and Avid’s third-party clients. Avid’s total revenue generated from third-party customers for fiscal years 2013, 2012, and 2011 amounted to $21,333,000, $14,783,000, and $8,502,000, respectively.

Avid manufactures cGMP commercial and clinical products and has over 10 years of experience developing and producing monoclonal antibodies, recombinant proteins and enzymes in batch, fed-batch and perfusion modes. Avid provides an array of contract biomanufacturing services that support the development and cGMP production of clinical and commercial monoclonal antibodies, recombinant proteins and enzymes, including cell culture development, process development and testing of biologics for biopharmaceutical and biotechnology companies under cGMP. In its cGMP manufacturing suite, Avid maintains three stainless steel bioreactors: a 1,000 liter, a 300 liter, and a 100 liter, and three single-use bioreactors: a 1,000 liter, a 200 liter and a 50 liter.

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

The second phase of the process occurs within the manufacturing facility. Once the process is developed, pilot runs are generally performed using smaller scale bioreactors, such as the 36 or 100 liter bioreactors, in order to verify the process. Once the process is set, the process will be transferred to cGMP manufacturing and a pilot run(s) or full scale engineering run(s) will be performed to finalize manufacturing batch records. After completing the pilot batch run(s), full-scale cGMP manufacturing is typically initiated. Once the cGMP run(s) is completed, batch samples are taken for various required tests, including sterility and viral testing. Once the test results verify that the material meets specifications, the material and/or product is released for its intended use.

Each batch manufactured is tailored to meet the specific needs of Peregrine or the client. Full process development from start to finish can take ten months or longer. All stages of manufacturing can generally take from one to several weeks depending on the manufacturing method and process. Material or product testing and release can take up to an additional three months to complete, once the manufacturing process is complete.

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

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in our ongoing research and development activities and in the production of our products under development. Our products and our research and development activities are subject to extensive governmental regulation in the U.S., including the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, also as amended, as well as to other federal, state and local statutes and regulations. These laws, and similar laws outside the U.S., govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record keeping, reporting, advertising and promotion of our products, if approved. Violations of regulatory requirements at any stage may result in various adverse consequences, including regulatory delay in approving or refusal to approve a product, enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

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

The activities required before a product may be marketed in the U.S., such as Cotara or bavituximab, are generally performed in the following sequential steps:

1.	Preclinical testing. This generally includes evaluation of our products in the laboratory or in animals to characterize the product and determine safety and efficacy. Some preclinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice.

2.	Submission to the FDA of an Investigational New Drug application (“IND”). The results of preclinical studies, together with manufacturing information, analytical data and proposed clinical trial protocols are submitted to the FDA as part of an IND, which must become effective before the clinical trials can begin. Once a new IND is filed, the FDA has 30 days to review the IND. The IND will automatically become effective 30 days after the FDA received the application, unless the FDA indicates prior to the end of the 30-day period that the application raises concerns that must be resolved to the FDA’s satisfaction before clinical trials may proceed. If the FDA raises concerns at any time, we may be unable to resolve the issues in a timely fashion, if at all.

3.	Completion of clinical trials. Human clinical trials are necessary to seek approval for a new drug or biologic and typically involve a three-phase process. In Phase I, small clinical trials are generally conducted to determine the safety of the product. In Phase II, clinical trials are generally conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In Phase III, clinical trials are generally conducted to provide sufficient data for the statistically valid proof of safety and efficacy. A clinical trial must be conducted according to good clinical practices under protocols that detail the trial’s objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated, and informed consent must be obtained from all study subjects. Each protocol involving U.S. trial sites must be submitted to the FDA as part of the IND. The FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the Agency. Similarly, trials conducted outside the U.S. require notification and/or approval by the governing Health Authority (“HA”). In addition, before a clinical trial can be initiated, each clinical site or hospital administering the product must have the protocol reviewed and approved by an institutional review board (“IRB”) or independent ethics committee (“IEC”). The IRB/IEC will consider, among other things, ethical factors and the safety of human subjects. The IRB/IEC may require changes in a protocol, which may delay initiation or completion of a study. Phase I, Phase II or Phase III clinical trials may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, the HA (including the FDA) or an IRB/IEC may suspend a clinical trial at any time for various reasons, including a finding that the healthy individuals or patients are being exposed to an unacceptable health risk.

4.	Submission to the FDA of a Biologics License Application (“BLA”) or New Drug Application (“NDA”). After completion of clinical studies for an investigational product, a BLA or NDA is submitted to the FDA for product marketing approval. No action can be taken to market any new drug or biologic product in the U.S. until the FDA has approved an appropriate marketing application.

5.	FDA review and approval of the BLA or NDA before the product is commercially sold or shipped. The results of preclinical studies, clinical trials and manufacturing information are submitted to the FDA in the form of a BLA or NDA for approval of the manufacture, marketing and commercial shipment of the product. The FDA may take a number of actions after the BLA or NDA is filed, including but not limited to, denying the BLA or NDA if applicable regulatory criteria are not satisfied, requiring additional clinical testing or information, or requiring post-market testing and surveillance to monitor the safety or efficacy of the product. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

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

During fiscal year 1999, the Office of Orphan Products Development of the FDA determined that Cotara qualified for orphan designation for the treatment of glioblastoma multiforme and anaplastic astrocytoma (both brain cancers). The 1983 Orphan Drug Act (with amendments passed by Congress in 1984, 1985 and 1988) includes various incentives that have stimulated interest in the development of orphan drug and biologic products. These incentives include a seven-year period of marketing exclusivity for approved orphan products, tax credits for clinical research, protocol assistance, and research grants. Additionally, legislation re-authorizing FDA user fees also created an exemption for orphan products from fees imposed when an application to approve the product for marketing is submitted. A grant of an orphan designation is not a guarantee that a product will be approved. If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another entity from receiving approval for the same or a similar drug for the same or other uses.

Cotara was granted Fast Track designation by the FDA for the treatment of recurrent glioblastoma multiforme. This designation facilitates the development and expedites the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The Fast Track mechanism is described in the Food and Drug Administration Modernization Act of 1997 (“FDAMA”). The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting an NDA in sections rather than all components simultaneously and the option of requesting evaluation of studies using surrogate endpoints.

Manufacturing and Raw Materials

Manufacturing. We manufacture pharmaceutical-grade products to supply our clinical trials through our wholly owned subsidiary, Avid. We have assembled a team of experienced scientific, production and regulatory personnel to facilitate the manufacturing of our antibodies, including bavituximab and Cotara.

Our bavituximab product is shipped directly from our facility to the clinical trial sites or to third party depots that distribute the clinical trial materials to clinical sites. Cotara is shipped to a third party facility for radiolabeling (the process of attaching the radioactive agent, Iodine 131, to the antibody). From the radiolabeling facility, Cotara is shipped directly to the clinical sites for use in clinical trials.

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

We consider that in the aggregate our patents, patent applications and licenses under patents owned by third parties are of material importance to our operations. Of the patent portfolios that are owned, controlled by or exclusively licensed to Peregrine, those concerning our PS-Targeting Technology Platform, including bavituximab, and our Cotara product are of particular importance to our operations.

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

Our patent portfolios relating to the Cotara product include U.S. and foreign patents with claims directed to compositions of matter and claims directed to diagnostic methods, which patents are currently set to expire in 2017 and 2016, respectively. Our Cotara product is also protected by patents and patent applications that include claims directed to methods and apparatus for radiolabeling and to the resultant radiolabeled products. The radiolabeling patents in the U.S. and overseas, and any related patent applications that may issue as patents, are currently set to expire between 2024 and 2028.

The information given above is based on our current understanding of the patents and patent applications that we own, control, or have exclusively licensed. The information is subject to revision, for example, in the event of changes in the law or legal rulings affecting our patents, or if we become aware of new information. In particular, the expiry information given above does not account for possible extension of any U.S. or foreign patent to recapture patent term effectively lost as a result of FDA or other health authority regulatory review. We intend to seek such extensions, as appropriate to approved product(s), which may be up to a maximum of five years (but not extending the term of a patent beyond 14 years).

The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have either been issued patents or have patent applications pending that relate to a number of current and potential products including products licensed to others. In general, we have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use or sale of our products. These licenses (both exclusive and non-exclusive) generally require us to pay royalties to the parties. The terms of the licenses, obtained and what we expect to be obtained, are not expected to significantly impact the cost structure or marketability of the Company’s products.

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

We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and development of therapeutic and diagnostic products. We typically place restrictions in our agreements with third-parties, which contractually restrict their right to use and disclose any of the Company’s proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees. There can be no assurance, however, that others may not independently develop similar technology or that the Company’s secrecy will not be breached.

Customer Concentration and Geographic Area Financial Information

We are currently in the research and development phase for all of our products and we have not generated any product sales from any of our technologies under development. For financial information concerning Avid’s customer concentration and geographic areas of its customers, see Note 11, “Segment Reporting” to the accompanying consolidated financial statements.

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

Competition

The pharmaceutical and biotechnology industry is intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will be competing with existing therapies. In addition, we are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of antibody-based products that have commenced clinical trials with, or have successfully commercialized, antibody products. Some or all of these companies may have greater financial resources, larger technical staffs and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products that are comparable or superior to our technologies and products.

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including our lead indication in second-line NSCLC. Although we are not aware of any other monoclonal antibodies in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Abraxane by Celegene, Afatinib and Vargatef by Boehringer Ingelheim, Avastin® (bevacizumab) and onartuzumab by Roche, Erbitux® (Cetuximab) by Eli Lilly and Company and Bristol-Myers Squibb Company, ganetespib by Synta Pharmaceuticals, Herceptin® (trastuzumab) by Roche, Rituxan® (rituximab) and Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche, Xalkori® (crizotinib) by Pfizer, and Yervoy® (ipilimumab) and nivolumab by Bristol-Myers Squibb Company. Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to AMP-224 by GlaxoSmithKline, lambrolizumab by Merck & Co., MEDI-4736 by AstraZeneca, pidilizumab by Curetech, RD7466 by Roche and other Active Cellular Immunotherapy candidates by Dendreon and Astuprotimut-r by GlaxoSmithKline. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

We are developing Cotara for the treatment of recurrent GBM, the most aggressive form of brain cancer. Since Cotara is a single-treatment approach that targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs approved or in development for this disease. Approved treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Merck, Avastin® (bevacizumab) from Roche, and the NovoTTF-100A System by Novocure. Gliadel Wafers are inserted in the tumor cavity following surgical resection and releases a chemotherapeutic agent over time. Temodar® is administered orally to patients with brain cancer. Avastin® is a monoclonal antibody that targets VEGF to prevent the formation of new tumor blood vessels. The NovoTTF-100A system is a portable, wearable device that delivers an anti-mitotic, anti-cancer therapy.

In addition, some products in development may compete with Cotara should they become approved for marketing. These products include, but are not limited to: Apocept, a fully human fusion protein, being developed by Apogenix GmbH, rindopepimut, a peptide vaccine under development by Celldex, and DCVax® a dendritic cell-based vaccine being developed by Northwest Biotherapeutics. In addition, oncology products marketed for other indications such as Nexavar® (Bayer/Onyx) are being tested in clinical trials for the treatment of brain cancer.

Research and Development

A major portion of our operating expenses to date is related to research and development. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) costs related to clinical and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses were $24,306,000 in fiscal year 2013, $35,688,000 in fiscal year 2012, and $29,462,000 in fiscal year 2011.

Corporate Governance

Our Board is committed to legal and ethical conduct in fulfilling its responsibilities. The Board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies comprising the Company’s Code of Business Conduct and Ethics. The Board of Directors (the “Board”) of the Company adopted the corporate governance policies and charters. Copies of the following corporate governance documents are posted on our website and are available free of charge, at www.peregrineinc.com: (1) Peregrine Pharmaceuticals, Inc., Code of Business Conduct and Ethics (2) Peregrine Pharmaceuticals, Inc., Charter of the Nominating Committee of the Board of Directors, (3) Peregrine Pharmaceuticals, Inc., Charter of the Audit Committee of the Board of Directors, and (4) Peregrine Pharmaceuticals, Inc., Amended and Restated Charter of the Compensation Committee of the Board of Directors. If you would like a printed copy of any of these corporate governance documents, please send your request to Peregrine Pharmaceuticals, Inc., Attention: Corporate Secretary, 14282 Franklin Avenue, Tustin, California 92780.

Human Resources

As of April 30, 2013, we employed 182 full-time employees and five part-time employees. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Glossary of Terms

Adjuvant - An agent added to a drug to increase or aid its effect.

Antibody - Protein formed by the body to help defend against infection and disease.

Antibody Drug Conjugate (“ADC”) – A targeted therapy consisting of an antibody linked to a payload drug.

Antigen - Any substance that antagonizes or stimulates the immune system to produce antibodies.

Bavituximab – A chimeric monoclonal antibody and our lead investigational product under our PS-targeting technology platform, currently in clinical development for the treatment of several solid tumor indications.

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

Cotara® - Cotara is a chimeric monoclonal antibody combined with Iodine 131 (radioisotope) that targets dead and dying cells found primarily at the core of a tumor.

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

Immunotherapy – A treatment that stimulates and/or suppresses certain components of the immune system to fight diseases such as cancer.

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

Radiolabeling - Process of attaching a radioactive isotope to a substance, such as a monoclonal antibody.

Recurrent - The return or flare-up of a condition thought to be cured or in remission.

Response Evaluation Criteria In Solid Tumors (“RECIST”) - A set of published rules that define when cancer patients improve (“respond”), stay the same (“stable”) or worsen (“progression”) during treatments.

Solid tumors - Cancer cells which grow as a solid mass.

T-cells - A type of white blood cell that is of key importance to the immune system and is at the core of adaptive immunity, the system that tailors the body's immune response to specific pathogens.

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

At April 30, 2013, we had $35,204,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue in the foreseeable future. Our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2013, we raised $40,754,000 in aggregate gross proceeds under two separate At Market Sales Issuance Agreements (as described in Note 6 to the accompanying consolidated financial statements). Subsequent to April 30, 2013 and through July 11, 2013, we raised an additional $12,729,000 in aggregate gross proceeds under an At Market Issuance Sales Agreement (as described in Note 6 to the accompanying consolidated financial statements). With these additional proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least fiscal year 2014 based on our current projections, which includes the initiation of our pivotal Phase III clinical trial of bavituximab combined with docetaxel in second-line NSCLC, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

However, our ability to continue to fund our clinical trials and development efforts in future years, including costs to fund our pivotal Phase III second-line NSCLC trial beyond fiscal year 2014, is highly dependent on our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, financing our operations through the issuance of equity, securing new funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, we may not be successful in securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid to complete the research, development, and clinical testing of our product candidates. Even if we are successful in obtaining debt financing, it may involve restrictive covenants on the operation of our business and require significant interest payments.

With respect to our ability to raise additional capital from the issuance of equity, as of July 11, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $123,898,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

We have had significant losses and we anticipate future losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for each of the past three fiscal years:

Net Loss
Fiscal Year 2013	$29,780,000
Fiscal Year 2012	$42,119,000
Fiscal Year 2011	$34,151,000

As of April 30, 2013, we had an accumulated deficit of $367,904,000. While we expect to continue to generate revenue from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. Furthermore, as evidenced by the increase in our net loss for fiscal years 2011 and 2012, during which we were conducting the majority of our Phase IIb trial in NSCLC, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. We anticipate initiating our Phase III trial in NSCLC by the end of calendar year 2013, and therefore expect our net losses for fiscal year 2014 to exceed our net loss for fiscal year 2013. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of April 30, 2013, there were 143,768,946 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 23,895,316 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and exercise of outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and common shares available for issuance under our stock incentive plans	20,081,954
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,438,559
Common shares issuable upon exercise of outstanding warrants	374,803
Total shares of common stock reserved for issuance	23,895,316

In addition, the above table does not include shares of common stock we could potentially issue from time to time, in one or more offerings, under our current effective shelf registration statements in exchange for remaining aggregate gross proceeds of up to $136,628,000 as of April 30, 2013.

Of the total options and warrants outstanding as of April 30, 2013, 9,874,783 would be considered dilutive to stockholders because we would receive an amount per share, which is less than the market price of our common stock at April 30, 2013.

In addition, we will need to raise substantial additional capital in the future to fund our operations, including our planned Phase III trial for bavituximab in NSCLC. If we raise additional funds by issuing equity securities, the market price of our securities may decline and our existing stockholders may experience significant dilution.

We and certain of our executive officers and one consultant have been named as defendants in litigation that could result in substantial costs and divert management’s attention.

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California (the “Court”) against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the court appointed James T. Fahey as lead plaintiff in the action. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. We filed a motion to dismiss the amended consolidated complaint on June 14, 2013. The lead plaintiff has until July 15, 2013, to file an answer to our motion to dismiss. A hearing before the Court on our motion to dismiss is scheduled for August 19, 2013.

There is no guarantee that we will be successful in defending the amended consolidated lawsuit. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of the lawsuit could involve the issuance of common stock or other equity, which may dilute your ownership interest. Any payments or settlement arrangements could have material adverse effects on our business, operating results, financial condition or your ownership interest. Even if the lead plaintiff’s claims are not successful, this litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition or partnering efforts. In addition, such consolidated lawsuit may make it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), and attract and retain qualified executive officers, other employees and directors.

Our highly volatile stock price and trading volume may adversely affect the liquidity of our common stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each quarter in the three fiscal years ended April 30, 2013:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low
Fiscal Year 2013
Quarter Ended April 30, 2013	$2.43	$1.20	30,965	811
Quarter Ended January 31, 2013	$2.78	$0.69	62,489	739
Quarter Ended October 31, 2012	$5.50	$0.67	68,511	563
Quarter Ended July 31, 2012	$1.89	$0.42	11,875	276
Fiscal Year 2012
Quarter Ended April 30, 2012	$1.14	$0.39	7,397	282
Quarter Ended January 31, 2012	$1.53	$0.85	7,162	138
Quarter Ended October 31, 2011	$1.88	$0.95	2,450	110
Quarter Ended July 31, 2011	$2.48	$1.56	1,012	144
Fiscal Year 2011
Quarter Ended April 30, 2011	$2.74	$2.05	929	152
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118
Quarter Ended July 31, 2010	$4.14	$1.51	9,520	140

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	the success or failure of our internal drug development efforts;
•	positive or negative data reported on programs in clinical trials we or our investigators are conducting;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	uncertainties about our ability to continue to fund our operations beyond the next twelve months, including our planned Phase III clinical trial with bavituximab in second-line NSCLC;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of partnering transactions, licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or other proprietary rights;
•	regulatory developments, including possible delays, and product safety concerns;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

If our common stock were ever delisted, we would apply to have our common stock quoted on the OTCQX, the world’s largest interdealer quotation system, which is operated by OTC Market Groups, Inc. Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

Successful development of our product candidates is uncertain. To date, no revenues have been generated from the commercial sale of our product candidates and our product candidates may not generate revenues in the future.

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

Because we have not begun the commercial sale of any of our product candidates, our revenue and profit potential is unproven and our operating history makes it difficult for an investor to evaluate our business and prospects. Our technology may not result in any meaningful benefits to our current or potential partners. No revenues have been generated from the commercial sale of our product candidates, and our products may not generate revenues in the future. Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of product development in an extremely competitive and rapidly evolving industry.

We are primarily focusing our activities and resources on the development of bavituximab and depend on its success.

We are focusing most of our near-term research and development activities and resources on bavituximab, and we believe a significant portion of the value of our Company relates to our ability to develop this drug candidate. The development of bavituximab is subject to many risks, including the risks discussed in other risk factors. If the results of clinical trials of bavituximab, including our planned Phase III trial in second-line NSCLC, the regulatory decisions affecting bavituximab, the anticipated or actual timing and plan for commercializing bavituximab, or, ultimately, the market acceptance of bavituximab do not meet our, your, analysts or others expectations, the market price of our common stock could be adversely affected.

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

In order to obtain FDA approval to market a new drug product, we or our potential partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our potential partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we may continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	obtaining regulatory approval to commence a clinical trial;
•	reaching agreement on acceptable terms with prospective contract research organizations(“CROs”), and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities imposed protocol requirements;
•	the inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
•	shortages of chemotherapy or other drugs used in clinical trials in combination with bavituximab;
•	the need or desire to modify our manufacturing processes;
•	the inability to adequately observe patients after treatment;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues;
•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

Even if we obtain positive results from preclinical or initial clinical trials, we may not achieve the same success in future trials. Clinical trials may not demonstrate statistically sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates employing our technology.

Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. The failure of clinical trials to demonstrate safety and effectiveness for our desired indications could harm the development of that product candidate as well as other product candidates. Any change in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

We rely on third-parties to conduct our clinical trials and many of our preclinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our drug candidates may not advance in a timely manner or at all.

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and clinical research organizations, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. Certain of our clinical trials are blind or double-blind, including the planned Phase III clinical trial in second-line NSCLC. If the trial is blind, management does not have access to information regarding the trials’ administration and progress. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol.

Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control, as evidenced by the major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II NSCLC trial. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

We have no experience as a company in conducting large-scale, late-stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited. In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control. Any such delays could have a material adverse effect on our business.

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

Failure to recruit, enroll and retain patients for clinical trials may cause the development of our product candidates to be delayed or development costs to increase substantially.

We have experienced, and expect to experience in the future, delays in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of subjects depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	our ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•	competition for patients by clinical trial programs for other competitive treatments.

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

In the past we have conducted, and intend to conduct in the future, clinical trials globally including clinical sites in Eastern Europe and other countries. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;
•	different standards for the conduct of clinical trials and/or health care reimbursement;
•	our inability to locate qualified local consultants, physicians, and partners;
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical products and treatment; and
•	general geopolitical risks, such as political and economic instability, and changes in diplomatic and trade relations.

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

Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund expenses. We either own or we in-licensed all rights to our two lead drug candidates, bavituximab and Cotara, and are fully responsible for the associated development costs. Our strategy continues to include the potential of selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our drug candidates and research programs. We may enter into one or more of such collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations or for markets outside of North America. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. Even if we successfully enter into a collaboration, our partner may not perform its contractual obligations or may terminate the agreement. If that were to occur, we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.

Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the“ACA”), enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program.

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

We intend to seek approval to market bavituximab in both the U.S. and foreign jurisdictions either directly or through a potential future collaboration partner. If we or a potential future collaboration partner obtain approval in one or more foreign jurisdictions, we or a potential future collaboration partner will be subject to rules and regulations in those jurisdictions relating to bavituximab. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we or a potential future collaboration partner may be required to conduct a clinical trial that compares the cost-effectiveness of bavituximab to other available therapies. If reimbursement of bavituximab is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

If we cannot license or sell Cotara, it may be delayed or never be further developed in the U.S.

We have completed a single-arm Phase II study with Cotara for the treatment of brain cancer. In our most recent Phase II open-label, multicenter trial, 41 patients with GBM at first relapse were enrolled and received a single-treatment with Cotara. Median overall survival for patients treated with Cotara was 9.3 months. Based on these data and data from earlier clinical studies, we have reached an agreement with the FDA on the design of a single pivotal trial to potentially support product registration for Cotara. With this clear clinical path forward, we are actively pursuing a licensing or funding partner to further advance the program. In the event we are not able to secure a partnership for the program in the U.S., we may not be able to advance the project past its current stage of development. Because there are a limited number of companies, which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not secure a suitable partner for Cotara. Furthermore, we cannot ensure that if we do secure a suitable licensing partner for the program, the financial terms that they propose will be acceptable to us.

Obtaining Fast Track designation from the FDA for our drug candidate Cotara does not guarantee faster approval.

We received Fast Track designation for our drug candidate Cotara for the treatment of GBM. Fast track designation is a process designed to facilitate the development and expedite the review of new drugs intended to treat serious or life-threatening diseases or conditions and that have the potential to address an unmet medical need for such disease or condition. Fast Track designation applies to the product and the specific indication for which it is being studied. Once a Fast Track designation is obtained, the FDA may consider for review on a rolling basis sections of the NDA before the complete application is submitted if the applicant provides and the FDA approves a schedule for the submission of the sections of the NDA and the applicant pays applicable user fees upon submission of the first section of the NDA. However, the time period specified in the Prescription Drug User Fee Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is accepted for filing. Although we received Fast Track designation for Cotara, the FDA may later decide that Cotara no longer meets the conditions for qualification. In addition, Fast Track designation may not provide us with a material commercial advantage.

Our manufacturing facilities may not continue to meet regulatory requirements and have limited capacity.

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured comply with cGMP, requirements. To be successful, our therapeutic products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs. Currently, we manufacture all preclinical and clinical material through Avid, our wholly-owned subsidiary. While we believe our current facilities are adequate for the manufacturing of product candidates for clinical trials, our facilities may not be adequate to produce sufficient quantities required for commercialization.

In order to prepare for commercialization, if it is approved for sale, we may need to manufacture bavituximab in larger quantities beyond our current capacity. We may not be able to successfully increase the manufacturing capacity for bavituximab, whether at Avid or in collaboration with third-party manufacturers, in a timely or cost-effective manner or at all. Significant scale-up of manufacturing is a lengthy process and may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of monoclonal antibodies, like bavituximab. If we are unable to successfully scale-up manufacture of bavituximab in sufficient quality and quantity, whether at Avid or a third-party manufacturer, the development of bavituximab and its regulatory approval or commercial launch may be delayed or there may be a shortage in supply, which could significantly harm our business. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, if we use a third-party manufacturer, it may not perform as agreed or may terminate its agreement with us.

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

In addition, we or any third-party manufacturer will be required to register the manufacturing facilities with the FDA and other regulatory authorities, provided it had not already registered. The facilities will be subject to inspections confirming compliance with cGMP or other regulations. If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our clinical trials, research and development activities and manufacturing operations involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of hazardous materials and chemicals. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials or chemicals. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

In addition, the contract manufacturing services that we offer through Avid expose us to an inherent risk of liability as the antibodies or other substances manufactured by Avid, at the request and to the specifications of our customers, could possibly cause adverse effects or have product defects. We obtain agreements from our customers indemnifying and defending us from any potential liability arising from such risk. However, these indemnification agreements may not adequately protect us against potential claims relating to such contract manufacturing services or protect us from being named in a possible lawsuit. Although Avid has procured insurance coverage, we may not be able to maintain our existing coverage or obtain additional coverage on commercially reasonable terms, or at all, or such insurance may not provide adequate coverage against all potential claims to which we might be exposed. A partially successful or completely uninsured claim against Avid would have a material adverse effect on our consolidated operations.

Our research and development activities rely on technology licensed from third parties, and termination of any of those licenses would result in loss of significant rights to develop and market our products, which would impair our business, prospects, financial condition and results of operations.

We have been granted rights to a variety of technologies necessary for our research and development activities from third parties through license agreements. Each license generally may be terminated by the licensor if we fail to perform our obligations under the agreement, including obligations to develop the drug candidates or technologies under license. If terminated, we would lose the right to develop the drug candidates, which could adversely affect our business, prospects, financial condition and results of operations. The license agreements also generally require us to meet specified milestones or show reasonable diligence in development of the technology. If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreements are disputed by the other party, the other party could terminate the agreement, and we could lose our rights to develop the licensed technology.

In addition, if new technology is developed from these licenses, we may be required to negotiate certain key financial and other terms, such as milestone and royalty payments, for the licensing of this future technology with the third party licensors, and it might not be possible to obtain any such license on terms that are satisfactory to us, or at all.

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

We may become involved in lawsuits to protect or enforce our patents that would be expensive, time consuming and may lead to disclosure of our confidential information.

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority and patentability of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our pending patent applications at risk of not being issued.

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

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we have limited insurance or are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain raw materials for the manufacture of our clinical supplies and for our third party customers’ products, for which we act as a contract manufacturer, could be disrupted, if the operations of these suppliers is affected by a man-made or natural disaster or other business interruption. Our corporate headquarters and manufacturing facility is located in California near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake or other natural disaster.

We may not be able to compete with our competitors in the Biotechnology Industry because many of them have greater resources than we do and they are further along in their development efforts.

The pharmaceutical and biotechnology industry is intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will be competing with existing therapies. In addition, we are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of antibody-based products that have commenced clinical trials with, or have successfully commercialized, antibody products. Some or all of these companies may have greater financial resources, larger technical staffs and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products that are comparable or superior to our technologies and products.

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC. Although we are not aware of any other monoclonal antibodies in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Abraxane by Celegene, Afatinib and Vargatef by Boehringer Ingelheim, Avastin® (bevacizumab) and onartuzumab by Roche, Erbitux® (Cetuximab) by Eli Lilly and Company and Bristol-Myers Squibb Company, ganetespib by Synta Pharmaceuticals, Herceptin® (trastuzumab) by Roche, Rituxan® (rituximab) and Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche, Xalkori® (crizotinib) by Pfizer, and Yervoy® (ipilimumab) and nivolumab by Bristol-Myers Squibb Company. Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to AMP-224 by GlaxoSmithKline, lambrolizumab by Merck & Co., MEDI-4736 by AstraZeneca, pidilizumab by Curetech, RD7466 by Roche and other Active Cellular Immunotherapy candidates by Dendreon and Astuprotimut-r by GlaxoSmithKline. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

We are developing Cotara for the treatment of recurrent GBM, the most aggressive form of brain cancer. Since Cotara is a single-treatment approach that targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs approved or in development for this disease. Approved treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Merck, Avastin® (bevacizumab) from Roche, and the NovoTTF-100A System by Novocure. Gliadel® Wafers are inserted in the tumor cavity following surgical resection and releases a chemotherapeutic agent over time. Temodar® is administered orally to patients with brain cancer. Avastin® is a monoclonal antibody that targets VEGFto prevent the formation of new tumor blood vessels. The NovoTTF-100A system is a portable, wearable device that delivers an anti-mitotic, anti-cancer therapy.

In addition, some products in development may compete with Cotara should they become approved for marketing. These products include, but are not limited to: Apocept, a fully human fusion protein, being developed by Apogenix GmbH, rindopepimut, a peptide vaccine under development by Celldex, and DCVax® a dendritic cell-based vaccine being developed by Northwest Biotherapeutics. In addition, oncology products marketed for other indications such as Nexavar® (Bayer/Onyx) are being tested in clinical trials for the treatment of brain cancer.

Avid Bioservices, Inc., our subsidiary, is exposed to risks resulting from its small customer base.

A significant portion of Avid’s revenues has historically been derived from a small number of customers. These customers typically do not enter into long-term contracts because their need for drug supply depends on a variety of factors, including the drug’s stage of development, their financial resources, and, with respect to commercial drugs, demand for the drug in the market. Our results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated.

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

We have federal and state net operating loss (“NOL”) carryforwards which, if we were to become profitable, could be used to offset/defer federal and state income taxes. Our ability to use such carryforwards to offset future taxable income may be subject to certain limitations related to changes in ownership of our stock.

As of April 30, 2013, we had federal and state NOL carryforwards of approximately $266 million and $203 million, respectively, expiring from 2014 to 2033. These NOL carryforwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carryforwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We performed a detailed analysis of our NOL carryforwards through April 30, 2013 and it was determined that no change in ownership had occurred. As a result of this analysis, we currently do not believe any Section 382 limitations will significantly impact our ability to offset income with available NOL carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

Our Governance Documents and State Law provide certain anti-takeover measures which will discourage a third party from seeking to acquire us unless approved by the Board of Directors.

We adopted a shareholder rights plan, commonly referred to as a “poison pill,” on March 16, 2006. The purpose of the shareholder rights plan is to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our Board of Directors. Under the plan, the acquisition of 15% or more of our outstanding common stock by any person or group, unless approved by our board of directors, will trigger the right of our stockholders (other than the acquirer of 15% or more of our common stock) to acquire additional shares of our common stock, and, in certain cases, the stock of the potential acquirer, at a 50% discount to market price, thus significantly increasing the acquisition cost to a potential acquirer. In addition, our certificate of incorporation and by-laws contain certain additional anti-takeover protective devices. For example,

•	no stockholder action may be taken without a meeting, without prior notice and without a vote; solicitations by consent are thus prohibited;
•	special meetings of stockholders may be called only by our Board of Directors; and
•	our Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares, of preferred stock. An issuance of preferred stock with dividend and liquidation rights senior to the common stock and convertible into a large number of shares of common stock could prevent a potential acquirer from gaining effective economic or voting control.

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

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff and appoint lead counsel. On February 5, 2013, the court appointed James T. Fahey as lead plaintiff in the action. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. We filed a motion to dismiss the amended consolidated complaint on June 14, 2013. The lead plaintiff has until July 15, 2013, to file an answer to our motion to dismiss. A hearing before the court on our motion to dismiss is scheduled for August 19, 2013. We believe that the class action lawsuit is without merit, and we intend to vigorously defend the action and are seeking dismissal of the complaint. Due to the early stage of the proceeding, we believe that the probability of an unfavorable outcome or loss related to the proceeding and an estimate of the amount or range of loss related to the claims, if any, from an unfavorable outcome is not determinable at this time.

Federal Shareholder Derivative Lawsuit

On May 9, 2013, an alleged shareholder filed in the U.S. District Court for the Central District of California a derivative lawsuit purportedly on behalf of the Company against certain of our executive officers and directors, captioned Michael Roy, Derivatively on Behalf of Nominal Defendant Peregrine Pharmaceuticals, Inc. v. Steven W. King, et al. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those contained in the consolidated securities class action described above. This case was subsequently transferred to the same court and judge handling the securities class action lawsuit discussed above. On May 31, 2013, the judge issued an order staying of this derivative litigation pending the resolution of our motion to dismiss in the securities class action.

Other Legal Matters

On September 24, 2012, we filed a lawsuit against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. We had contracted with CSM in 2010 as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase II second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We have agreed to allow CSM until July 19, 2013 to respond to our complaint.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a) Market Information. We are listed on The NASDAQ Capital Market under the stock trading symbol “PPHM”. The following table shows the high and low sales price of our common stock for each quarter in the two years ended April 30, 2013:

	Common Stock Sales Price
	High	Low
Fiscal Year 2013
Quarter Ended April 30, 2013	$2.43	$1.20
Quarter Ended January 31, 2013	$2.78	$0.69
Quarter Ended October 31, 2012	$5.50	$0.67
Quarter Ended July 31, 2012	$1.89	$0.42
Fiscal Year 2012
Quarter Ended April 30, 2012	$1.14	$0.39
Quarter Ended January 31, 2012	$1.53	$0.85
Quarter Ended October 31, 2011	$1.88	$0.95
Quarter Ended July 31, 2011	$2.48	$1.56

(b) Holders. As of June 30, 2013, the number of stockholders of record of our common stock was 5,664.

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

The selected consolidated financial data set forth below as of April 30, 2013 and 2012, and for the fiscal years ended April 30, 2013, 2012 and 2011, are derived from our audited, consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of April 30, 2011, 2010 and 2009, and for the fiscal years ended April 30, 2010 and 2009, are derived from our audited consolidated financial statements that are contained in Annual Reports previously filed with the SEC, not included herein.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FIVE YEARS ENDED APRIL 30,

	2013	2012	2011 (a)	2010 (a)	2009 (a)

Revenues	$21,683,000	$15,233,000	$13,492,000	$27,943,000	$18,151,000

Net loss	$(29,780,000)	$(42,119,000)	$(34,151,000)	$(14,494,000)	$(16,524,000)

Basic and diluted loss per common share	$(0.25)	$(0.50)	$(0.56)	$(0.30)	$(0.37)

Weighted average common shares outstanding	120,370,333	83,572,761	60,886,392	49,065,322	45,246,293

CONSOLIDATED BALANCE SHEET DATA
AS OF APRIL 30,

	2013	2012	2011	2010	2009

Cash and cash equivalents	$35,204,000	$18,033,000	$23,075,000	$19,681,000	$10,018,000

Working capital	$21,353,000	$7,153,000	$13,136,000	$12,733,000	$1,270,000

Total assets	$45,058,000	$28,262,000	$34,766,000	$29,335,000	$23,127,000

Long-term debt	$13,000	$46,000	$124,000	$1,375,000	$3,212,000

Accumulated deficit	$(367,904,000)	$(338,124,000)	$(296,005,000)	$(261,854,000)	$(247,360,000)

Stockholders’ equity	$23,760,000	$9,483,000	$15,418,000	$13,407,000	$901,000

______________

(a)	Revenues in fiscal years 2011, 2010 and 2009, includes government contract revenue of $4,640,000, $14,496,000, and $5,013,000, respectively, derived from a former government contract with the Transformational Medical Technologies of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is included to describe our financial position and results of operations for each of the three years in the period ended April 30, 2013. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a biopharmaceutical company with a portfolio of innovative monoclonal antibodies in clinical trials focused on the treatment and diagnosis of cancer. We are advancing two oncology programs with our lead product candidates, bavituximab and Cotara, for the treatment of various cancers. In addition, we are advancing our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types.

Our pipeline of novel investigational monoclonal antibodies is based on two first-in-class technology platforms, including phosphatidylserine (“PS”)-targeting antibodies and DNA/histone-targeting antibody (Cotara). The following is an update of our oncology and imaging programs in clinical-stage development under these first-in-class technology platforms:

Bavituximab for the Treatment of Solid Tumors

Bavituximab is our lead therapeutic PS-targeting antibody, which has demonstrated broad therapeutic potential and represents a new approach to treating cancer. PS is a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but "flips" and becomes exposed on the outside of cells that line tumor blood vessels, causing the tumor to evade immune detection. Bavituximab targets PS and activates the maturation of dendritic cells and cancer-fighting (M1) macrophages leading to the development of cytotoxic T-cells that fight tumors.

We have conducted three randomized Phase II trials for bavituximab in combination with standard chemotherapy in both front and second-line non-small cell lung cancer (“NSCLC”) as well as front-line pancreatic cancer. In addition, we have four ongoing investigator-sponsored trials (“IST”) evaluating bavituximab with additional drug combinations in additional oncology indications. From these randomized Phase II clinical trials and ISTs conducted to date, we have identified second-line NSCLC as our lead indication for bavituximab based on:

•	Promising survival data from our Phase IIb randomized, double-blind, placebo-controlled trial of Stage IIIb/IV NSCLC patients treated with bavituximab plus docetaxel versus docetaxel alone as second-line treatment, which was recently presented at the 2013 American Society of Clinical Oncology (“ASCO”) Annual Meeting;

•	Data presented at the 2013 American Academy for Cancer Research (“AACR”) Annual Meeting which yielded definitive insight into bavituximab's immunotherapy mechanism of action;

•	Our increased understanding of docetaxel’s immune stimulatory properties and apoptotic inducing properties;

•	Promising survival data from our single arm Phase IIa evaluating bavituximab plus docetaxel in advanced metastatic breast cancer; and

•	Compelling preclinical data demonstrating synergistic anti-tumor effects when bavituximab is combined with docetaxel.

In addition, in June 2013, we conducted a comprehensive review of our bavituximab oncology program with the goal of adapting a clinical development plan in accordance with the recent increased understanding of the immune-stimulatory properties of bavituximab. We believe that several of the ongoing clinical trials could corroborate bavituximab's immunotherapy mechanism of action in the clinic as they include patient sample collection for immune correlative testing. We are also actively working with our clinical collaborators on how best to design future trials evaluating the potential of combining bavituximab with other immunotherapy agents in addition to the chemotherapy combinations that are currently underway.

The following represents an overview of recently completed, ongoing or currently planned bavituximab clinical trials:

Phase III Registration Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

In May 2013, we reached agreement with the U.S. Food and Drug Administration (“FDA”) on a pivotal Phase III registration trial design of our lead clinical immunotherapeutic candidate bavituximab in second-line NSCLC. This Phase III clinical trial will be a randomized, double-blind, placebo-controlled trial evaluating bavituximab plus docetaxel versus docetaxel alone and will enroll approximately 600 patients at clinical sites worldwide. The trial will enroll non-squamous, NSCLC patients who have progressed after standard front-line treatment. The patients will be randomized into one of two treatment arms. One treatment arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity. The second treatment arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity. The primary endpoint of the trial will be overall survival. We anticipate initiating this trial by calendar year-end 2013.

The design of this Phase III trial was supported by promising data from our Phase IIb trial in the same indication as described below.

Phase IIb Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

We conducted a randomized, double-blind, placebo-controlled Phase IIb second-line NSCLC trial evaluating two dose levels of bavituximab plus docetaxel (“bavituximab-containing arms”) versus docetaxel plus placebo (“control arm”) as second-line treatment in 121 patients with Stage IIIb/IV NSCLC. Patients were randomized to one of three treatment arms at clinical sites worldwide and enrollment was completed in October 2011. All patients were randomized to receive up to six 21-day cycles of docetaxel (75 mg/m2). In addition, one arm was randomized to receive bavituximab (3 mg/kg) weekly, a second arm was randomized to receive bavituximab (1 mg/kg) weekly, and a third arm was randomized to receive placebo weekly until progression or toxicity. The trial was designed to evaluate overall response rate (“ORR”), the primary endpoint, measured in accordance with Response Evaluation Criteria In Solid Tumors (“RECIST”) criteria, and progression-free survival (“PFS”), duration of response, overall survival (“OS”), and safety, were secondary endpoints.

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

Upon discovery of the discrepancies, we initiated an internal review of this Phase IIb trial, which included the testing of investigational product, patient samples, reviewing the operations of multiple vendors, among other activities. The initial results of this internal review were announced on January 7, 2013, and indicated that discrepancies were isolated to the control and 1 mg/kg bavituximab-containing treatment arms of the trial and that there was no evidence of discrepancies in the 3 mg/kg bavituximab-containing treatment arm of the trial. Based on the results of our internal review, we took a conservative approach toward analyzing the results from the trial, which included combining the control arm and 1 mg/kg bavituximab-containing arm into one treatment arm (“combined control arm”), and comparing those results to the 3 mg/kg bavituximab-containing treatment arm.

On February 19, 2013, we reported updated top-line survival data from this trial based upon the completion of the aforementioned internal review of discrepancies in the trial and updated patient survival data from the trial. Updated top-line data from this Phase IIb trial indicated a meaningful improvement in median OS of 11.7 months in the 3 mg/kg bavituximab-containing arm compared to 7.3 months in the combined control arm.

On June 3, 2013, we presented the following final data from this Phase IIb trial at the 2013 ASCO Annual Meeting:

	3 mg/kg Bavituximab Containing Arm	Combined Control Arm
Median Overall Survival	11.7 months	7.3 months
Overall Response Rate	17.1%	11.3%
Median Progression-Free Survival	4.2 months	3.9 months

In addition, subgroup analyses of overall survival by key patient characteristics favored the bavituximab 3 mg/kg containing arm, including age, gender, Eastern Cooperative Oncology Group (“ECOG”) status, ethnicity and prior treatment. The results also indicated that the 3 mg/kg bavituximab plus docetaxel combination was well-tolerated with no significant differences in adverse events between the two trial arms.

Based on these data and discussions with our medical advisors, our strategy is to initiate a pivotal Phase III trial with bavituximab in second-line NSCLC by the end of calendar year 2013 as further discussed above.

Phase II Trial – Bavituximab Plus Paclitaxel/Carboplatin in Front-Line NSCLC

Our Phase II trial is designed to assess bavituximab in combination with paclitaxel and carboplatin in front-line NSCLC. This randomized trial enrolled 86 patients (enrollment completed in September 2011) at clinical sites worldwide. Patients were randomized to one of two treatment arms. All patients were randomized to receive up to six 21-day cycles of paclitaxel and carboplatin (C/P”). In addition, one arm was randomized to receive bavituximab (3 mg/kg) weekly until progression or toxicity. The primary endpoint of this trial is ORR and secondary endpoints include median PFS, median OS, duration of response, and safety. Patients were evaluated regularly for tumor response according to RECIST criteria.

In March 2012, we announced top-line data from this Phase II trial in which the primary ORR endpoint was determined. Initial ORR and median PFS data from this trial were deemed inconclusive and therefore, it was determined that median OS, another secondary endpoint, would be an important data point in determining our next steps in advancing bavituximab in front-line NSCLC in combination with carboplatin and paclitaxel.

Prompted by the enhanced understanding of bavituximab's immunotherapy mechanism of action we presented at the 2013 AACR Annual Meeting, we recently undertook a review of our entire ongoing bavituximab clinical program, including an early analysis of this Phase II front-line NSCLC trial, in order to better direct our clinical development strategy. Results from this analysis, which included less than 60% of survival events, were announced in June 2013 and indicated that while the bavituximab containing treatment arm currently demonstrated a median OS of over 14 months, there was no meaningful difference in survival between the two arms of the trial that would support the advancement of this combination and the current timing of therapy. Separately, an independent study with another immunotherapy agent showed that when C/P are given together with immunotherapy, as was done in this trial, the results were similar to the control arm while starting with C/P before administering the immunotherapy gave much more favorable results. We are currently evaluating options for moving bavituximab forward in front-line NSCLC. We plan to present the full results from this Phase II trial at a future scientific meeting or through publication.

Phase II Trial – Bavituximab Plus Gemcitabine in Pancreatic Cancer

Our Phase II trial was designed to assess bavituximab in combination with gemcitabine in previously untreated Stage IV pancreatic cancer patients. This randomized trial enrolled 70 patients (enrollment completed in June 2012) at clinical sites worldwide. Patients were randomized to one of two treatment arms. All patients were randomized to receive gemcitabine (1000 mg/m2) on days 1, 8 and 15 of each 28-day cycle (4 weeks) until disease progression or unacceptable toxicities. In addition, patients in one arm were randomized to receive bavituximab (3 mg/kg) weekly. The primary endpoint of this trial was median OS and secondary endpoints include median PFS, ORR, duration of response, and safety. Patients were evaluated regularly for tumor response according to RECIST criteria.

In February 2013, we announced results from this trial showing that the combination of bavituximab and gemcitabine resulted in more than a doubling of ORR and an improvement in OS when compared with gemcitabine alone (control arm). In the trial, patients treated with a combination of bavituximab and gemcitabine had a 28% tumor response rate as compared to 13% in the control arm. Median OS was 5.6 months for the bavituximab plus gemcitabine arm and 5.2 months for the control arm. In this trial, bavituximab was generally safe and well tolerated in combination with gemcitabine with similar adverse events occurring in both arms. As this trial allowed for the enrollment of patients 18 and older without any age limit, distant organ involvement and ECOG performance status of 0-2, further analysis of the patient group was warranted.

In June 2013, we announced final results from this trial which included a further analysis of patient subgroups. Median OS, PFS and ORR results were unchanged from the February announcement with data showing encouraging activity in this patient population with very rapid disease progression.

Results from a subgroup analysis showed that the effect of bavituximab plus gemcitabine was more pronounced in patients with ECOG ≤ 1 and those without hepatic metastases. While we believe the final data combined with the results from subgroup analyses warrant future consideration, given the fast progression of pancreatic cancer and the need for longer treatment periods associated with immunotherapies such as bavituximab, there are no plans to initiate a follow-on trial in pancreatic cancer at this time.

Investigator-Sponsored Trials (“IST”)

With respect to our ISTs, our clinical collaborators are evaluating bavituximab with additional drug combinations in additional oncology indications, which we believe will provide additional insight into bavituximab’s mechanism of action, augment our safety database and evaluate new combination therapy approaches to treating cancer patients. The below table is a summary of our current ISTs:

Indication	Product combination	No. Patients	Phase	Status
HER2-negative metastic breast cancer	Bavituximab combined with paclitaxel	14	I

• Patient enrollment completed.

• Interim data showed 85% of patients (or 11 of 13 patients) achieved an objective tumor response, including 15% of patients (or 2 of 13 patients) achieving a complete response measured in accordance with RECIST criteria. One patients was not evaluable as of data analysis.

• Combination of bavituximab and paclitaxel was safe and well-tolerated.

Advanced hepatocellular carcinoma (HCC), or liver cancer	Bavituximab combined with sorafenib (Nexavar®)	Up to 48	I/II

• Patient enrollment in Phase I portion of study completed. Patient enrollment in Phase II portion of study ongoing.

• Interim data from patients enrolled in the Phase I portion of study showed no dose-limiting toxicities or serious adverse events.

Front-line NSCLC	Bavituximab combined with pemetrexed and carboplatin	Up to 25	Ib	• Patient enrollment ongoing. • Interim data from the first five patients showed three of the five patients achieving a partial tumor response and there were no signs of unexpected safety events.
Rectal adenocarcinoma (Stage II or III patients)	Bavituximab combined with capecitabine and radiation	Up to 18	I	• Patient enrollment ongoing. • No data reported to date.

In addition, we periodically evaluate our IST program based on a number of factors, including enrollment and changes in the standard of care of patients for each of our ongoing ISTs. As a result of our recent evaluation, during March 2013, we discontinued a Phase I/II IST evaluating bavituximab combined with cabazitaxel in patients with second-line castration resistant prostate cancer due to slow enrollment in the trial which we believe will continue due to two new oral drugs that had been approved for the same indication following the inception of this IST. We will continue to monitor our IST program as we look to evaluate new indications and combinations based on the broad therapeutic potential of bavituximab.

PS-Targeting Molecular Imaging Program (PGN650)

In addition to bavituximab’s therapeutic potential to treat multiple solid tumors, we believe these PS-targeting antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. In April 2012, we filed an exploratory Investigational New Drug Application (“IND”) with the FDA to advance our lead molecular imaging agent, 124I-PGN650 (“PGN650”), into clinical development for the imaging of multiple solid tumor types. Our initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform in the clinic. The current trial will enroll up to 12 patients and results from this study may provide new insight into new indications and potential applications, including development of antibody drug conjugates, the ability of PGN650 to monitor the effectiveness of current standard cancer treatments, and the ability to potentially select patients that may benefit from bavituximab-based treatment.

Cotara for the Treatment of Brain Cancer

Cotara is our lead DNA/histone-targeting antibody and represents a novel approach to treating brain cancer. Cotara is a targeted monoclonal antibody linked to a radioisotope, Iodine 131, that is administered as a single-infusion, one-time therapy directly into the tumor, thereby destroying the tumor from the inside out with minimal exposure to surrounding healthy tissue. Cotara has been granted orphan drug status and fast track designation for the treatment of glioblastoma multiforme (“GBM”) and anaplastic astrocytoma by the FDA. In December 2012, we reached an agreement with the FDA on the trial design for a single registration trial for Cotara in patients with recurrent GBM. This trial is based on data from patients treated with Cotara in our Phase II recurrent GBM trial and other earlier Phase I trials. We are currently seeking a partner to further develop Cotara in recurrent GBM.

Integrated Biomanufacturing Subsidiary

In addition to our clinical research and development efforts, we operate a wholly-owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”). Avid is a Contract Manufacturing Organization that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and its third-party clients. In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture all clinical products to support our company-sponsored and investigator-sponsored clinical trials while also preparing for potential commercial launch of bavituximab and Cotara.

Results of Operations

The following table compares the consolidated statements of operations for the fiscal years ended April 30, 2013, 2012 and 2011. This table provides an overview of the changes in the statement of operations for the comparative periods, which changes are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2013	2012	$ Change	2012	2011	$ Change

REVENUES:
Contract manufacturing	$21,333,000	$14,783,000	$6,550,000	$14,783,000	$8,502,000	$6,281,000
Government contract revenue	–	–	–	–	4,640,000	(4,640,000)
License revenue	350,000	450,000	(100,000)	450,000	350,000	100,000

Total revenues	21,683,000	15,233,000	6,450,000	15,233,000	13,492,000	1,741,000

COST AND EXPENSES:
Cost of contract manufacturing	12,595,000	10,153,000	2,442,000	10,153,000	7,296,000	2,857,000
Research and development	24,306,000	35,688,000	(11,382,000)	35,688,000	29,462,000	6,226,000
Selling, general and administrative	13,134,000	11,462,000	1,672,000	11,462,000	11,421,000	41,000

Total cost and expenses	50,035,000	57,303,000	(7,268,000)	57,303,000	48,179,000	9,124,000

LOSS FROM OPERATIONS	(28,352,000)	(42,070,000)	13,718,000	(42,070,000)	(34,687,000)	(7,383,000)

OTHER INCOME (EXPENSE):
Interest and other income	322,000	41,000	281,000	41,000	1,052,000	(1,011,000)
Interest and other expense	(54,000)	(90,000)	36,000	(90,000)	(516,000)	426,000
Loss on early extinguishment of debt	(1,696,000)	–	(1,696,000)	–	–	–

NET LOSS	$(29,780,000)	$(42,119,000)	$12,339,000	$(42,119,000)	$(34,151,000)	$(7,968,000)

Contract Manufacturing Revenue

Years Ended April 30, 2013 and 2012 Compared to the Years Ended April 30, 2012 and 2011:

The increases in contract manufacturing revenue of $6,550,000 (or 44%) and $6,281,000 (or 74%) during the years ended April 30, 2013 and 2012, respectively, compared to fiscal years 2012 and 2011, respectively, were primarily due to increases in the number of completed manufacturing runs in the years ended April 30, 2013 and 2012, which can be attributed to increases in demand for manufacturing services from Avid’s third-party customers.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for fiscal year 2014 to be in-line with fiscal year 2013.

Government Contract Revenue

Year Ended April 30, 2012 Compared to the Year Ended April 30, 2011:

Government contract revenue was derived from a former government contract (the “Government Contract”) awarded to us in June 2008, through the Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency. The purpose of the Government Contract, which expired on April 15, 2011, was to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections. The fiscal year 2012 decrease in government contract revenue was a direct result of the expiration of the Government Contract on April 15, 2011.

License Revenue

Years Ended April 30, 2013 and 2012 Compared to the Years Ended April 30, 2012 and 2011:

The changes in license revenue in fiscal year 2013 and 2012 compared to fiscal years 2012 and 2011, respectively, were directly related to revenue recognized in accordance with the terms of our existing license agreements.

Based on our existing license agreements, we do not expect license revenue to be a significant source of revenue in fiscal year 2014.

Cost of Contract Manufacturing

Years Ended April 30, 2013 and 2012 Compared to the Years Ended April 30, 2012 and 2011:

The increases in cost of contract manufacturing of $2,442,000 (or 24%) and $2,857,000 (or 39%) during the years ended April 30, 2013 and 2012, respectively, compared to fiscal years 2012 and 2011, respectively, were primarily due to fiscal year 2013 and 2012 increases in contract manufacturing revenue. In addition, we saw an improvement (or percentage decrease) in the cost of contract manufacturing as a percentage of contract manufacturing revenue over the three years ended April 30, 2013 from 86% in fiscal year 2011 to 69% in fiscal year 2012 to 59% in fiscal year 2013. This improvement (or lower cost of contract manufacturing) was primarily attributed to the increasing number of completed manufacturing runs from fiscal year 2011 to fiscal year 2013 and the higher gross margins associated with these services.

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

Year Ended April 30, 2013 Compared to the Year Ended April 30, 2012:

The decrease in research and development (“R&D”) expenses of $11,382,000 (or 32%) during the year ended April 30, 2013 compared to the prior year was due to the following changes associated with each of the following technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2013	2012	$ Change
Technology Platform:
PS-Targeting	$20,984,000	$32,009,000	$(11,025,000)
Cotara®	3,322,000	3,679,000	(357,000)
Total R&D Expenses	$24,306,000	$35,688,000	$(11,382,000)

o	PS-Targeting (bavituximab and PGN650) – The decrease in PS-targeting program expenses of $11,025,000 during the year ended April 30, 2013 compared to the prior year was primarily due to decreases in third-party vendor costs regarding our three separate company-sponsored Phase II trials using bavituximab in combination with chemotherapy for the treatment of patients with (i) front-line NSCLC, (ii) second-line NSCLC, and (iii) pancreatic cancer, as the majority of patients in these trials were enrolled prior to May 1, 2012. In addition, the current year decrease was supplemented with a decrease in third-party vendor costs associated with a prior completed Phase II trial using bavituximab for the treatment of patients with previously untreated genotype-1 hepatitis C virus (HCV) infection that completed enrollment in September 2011. These decreases in clinical trial expenses were further supplemented with a decrease in manufacturing costs incurred in the current year associated with preparing bavituximab for potential later-stage clinical trials combined with a decrease in sponsored research fees associated with our preclinical anti-viral program. These decreases in PS-targeting program expenses were offset by increases in payroll and related expenses associated with our lead PS-targeting molecular imaging agent, PGN650, combined with an increase in share-based compensation expense.

o	Cotara – The decrease in Cotara related expense of $357,000 during the year ended April 30, 2013, compared to the prior year was primarily due to a decrease in third-party vendor costs associated with our Phase II trial for the treatment of recurrent glioblastoma multiforme (“GBM” or brain cancer), which trial completed patient enrollment during fiscal year 2011 combined with a current year decrease in payroll and related expenses as our in-house development efforts were focused primarily on our PS-targeting program. These decreases in Cotara related expenses were offset by an increase in manufacturing costs associated with preparing Cotara for potential later-stage clinical trials for the treatment of GBM.

Based on our current projections, we expect research and development expenses in fiscal year 2014 to increase in comparison to fiscal year 2013 as we plan to execute our goal of initiating a global Phase III registration trial using bavituximab in combination with chemotherapy for the treatment of patients with second-line NSCLC by the end of calendar year 2013 and continue our exploration of bavituximab’s broad potential in the treatment and diagnosis of cancer in other indications and combinations. These projections include a number of uncertainties, including but not limited to, (i) the uncertainty of the rate at which patients will be enrolled in any current or future clinical trials, including, our Phase III NSCLC registration trial, (ii) the uncertainty of future clinical and preclinical studies, which are dependent upon the results of current clinical and preclinical studies, (iii) the uncertainty of obtaining regulatory approval to advance our current exploratory IND clinical program to Phase I or to commence any future trials, and (iv) the uncertainty of terms related to any potential future partnering or licensing arrangement. During fiscal year 2014, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform as we are actively seeking potential partners to further advance the Cotara clinical program.

Year Ended April 30, 2012 Compared to the Year Ended April 30, 2011:

The increase in research and development (“R&D”) expenses of $6,226,000 (or 21%) during the year ended April 30, 2012 compared to fiscal year 2011 was due to the following changes associated with each of our following technologies under development:

	R&D Expenses – Fiscal Year Ended April 30,
	2012	2011	$ Change
Technology Platform:
PS-Targeting	$32,009,000	$26,066,000	$5,943,000
Cotara®	3,679,000	3,396,000	283,000
Total R&D Expenses	$35,688,000	$29,462,000	$6,226,000

o	PS-Targeting (bavituximab and PGN650) – The increase in PS-targeting program expenses of $5,943,000 during the year ended April 30, 2012 compared to fiscal year 2011 was primarily due to increases in clinical trial and related expenses, payroll and related expenses, and manufacturing costs to support the advancement of our later-stage clinical program for bavituximab. During fiscal year 2012, we continued to treat patients in three separate randomized multi-center Phase II clinical trials using bavituximab in combination with chemotherapy for the treatment of patients with (i) front-line NSCLC, (ii) second-line NSCLC, and (iii) pancreatic cancer, and announced the completion of patient enrollment of the front and second-line NSCLC trials during September and October 2011, respectively. We also continued to enroll and treat patients in a randomized Phase II clinical trial using bavituximab for the treatment of patients with previously untreated genotype-1 hepatitis C virus (HCV) infection and announced the completion of patient enrollment during September 2011. These increases in PS-targeting clinical program expenses were further supplemented by increases in preclinical R&D expenses associated with exploring our PS-targeting antibodies potential to image tumors, which supported our recent filing of an IND Application with the FDA during April 2012 to advance our lead imaging candidate 124I-PGN650 into clinical development. These increases in PS-targeting program expenses were offset with a decrease in R&D expenses directly related to our former government contract with the TMT, which expired in April 2011, and a decrease in expenses associated with the development of additional PS-targeting antibodies under a research agreement with an unrelated entity.

o	Cotara – The increase in Cotara related expenses of $283,000 during the year ended April 30, 2012 compared to fiscal year 2011 was primarily related to increased development costs associated with preparing Cotara for potential later-stage clinical trials for the treatment of recurrent GBM. These increases in Cotara related expenses were offset by decreases in clinical trial expenses primarily associated with our Phase II trial for recurrent GBM, which completed patient enrollment during fiscal year 2011.

Looking beyond the next twelve months, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of the progress and results of our ongoing preclinical and clinical studies, and any additional preclinical and clinical studies we may initiate in the future based on their results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical study;
•	the uncertainty of the U.S. Food and Drug Administration allowing our non-lead indication oncology studies to move forward from Phase I clinical studies to Phase II clinical studies or Phase II clinical studies to Phase III clinical studies;
•	the uncertainty of the U.S. Food and Drug Administration allowing our lead molecular imaging agent, PGN650, to move forward from an exploratory study to a Phase I or Phase II clinical study;
•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond fiscal year 2014.

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

Selling, General and Administrative Expenses

Year Ended April 30, 2013 Compared to the Year Ended April 30, 2012:

Selling, general and administrative (“SG&A”) expenses consist primarily of payroll and related expenses, director fees, share-based compensation expense, legal fees, audit and accounting fees, patent fees, investor and public relation fees, insurance, and other expenses relating to the general management, administration, and business development activities of the Company.

The increase in SG&A expenses of $1,672,000 (or 15%) during the year ended April 30, 2013 compared to the prior year was primarily due to increases in payroll and related expenses and corporate legal fees of $957,000 and $330,000, respectively. The increase in payroll and related expenses is attributed to increases in compensation and other employee-related benefits and the increase in corporate legal fees is primarily attributable to the lawsuits described in this Annual Report on Form 10-K under Part I, Item 4, “Legal Proceedings”. These increases in SG&A expenses were further supplemented with incremental current year increases in audit and accounting fees, market research fees, business development related expenses, and other corporate related expenses.

Year Ended April 30, 2012 Compared to the Year Ended April 30, 2011:

SG&A expenses for the year ended April 30, 2012 remained in-line with fiscal year 2011 increasing slightly by $41,000.

Interest and Other Income

Year Ended April 30, 2013 Compared to the Year Ended April 30, 2012:

The increase in interest and other income of $281,000 during the year ended April 30, 2013, compared to the prior year was due to an increase in interest income of $52,000 combined with an increase in other income of $229,000.

Year Ended April 30, 2012 Compared to the Year Ended April 30, 2011:

The decrease in interest and other income of $1,011,000 during the year ended April 30, 2012, compared to fiscal year 2011 was due to a decrease in interest income of $27,000 combined with a decrease in other income of $984,000. The fiscal year 2012 decrease in other income was directly related to a government grant of $978,000 awarded to us in fiscal year 2011 under Section 48D of the Internal Revenue Code.

Interest and Other Expense

Year Ended April 30, 2012 Compared to the Year Ended April 30, 2011:

The decrease in interest and other expense of $426,000 during the year ended April 30, 2012 compared to fiscal years 2011 was directly related to a lower outstanding principal balance associated with a $5,000,000 term loan we secured in December 2008, which we paid in full in December 2011.

Loss on Early Extinguishment of Debt

Year Ended April 30, 2013 Compared to the Year Ended April 30, 2012:

The increase in loss on early extinguishment of debt of $1,696,000 during the year ended April 30, 2013, compared to the prior year was directly related to the term loan we entered into during August 2012 that was subsequently repaid in full and terminated in September 2012 under an event of default (as described in Note 3 to the accompanying consolidated financial statements). Upon the termination of the term loan, we recorded a loss on the early extinguishment of debt of $1,696,000, which consisted of a final payment fee of $975,000, the unamortized debt discount associated with the fair value of the warrants issued to the lenders under the term loan of $470,000, and unamortized aggregate debt issuance costs of $251,000.

Critical Accounting Policies

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies to be critical to the assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We currently derive revenue from the following two sources: (i) contract manufacturing services provided by Avid, and (ii) licensing revenue related to agreements associated with Peregrine’s technologies under development. In addition, from June 30, 2008 through April 15, 2011, we derived government contract revenue from services provided under a government contract awarded to us through the TMT of the U.S. Department of Defense’s Defense Threat Reduction Agency. The government contract with the TMT expired on April 15, 2011.

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

Government Contract Revenue

Government contract revenue was derived from a former government contract (the “Government Contract”) awarded to us on June 30, 2008, through the TMT of the U.S. Department of Defense’s Defense Threat Reduction Agency. The purpose of the Government Contract, which expired on April 15, 2011, was to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections.

The Government Contract was classified as a “cost-plus-fixed-fee” contract. We recognized government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel and indirect costs. In addition, we received a fixed fee for our efforts equal to 9.9% of the reimbursable costs incurred under the Government Contract, which was unconditionally earned as allowable costs were billed and was not contingent on success factors. Reimbursable costs under this Government Contract, including the fixed fee, were generally recognized as revenue in the period the reimbursable costs are incurred and become billable. However, when amounts billable, including the fixed fee, were not reasonably related to the proportionate performance of the total work or services to be performed, we recognized revenue on a proportional performance basis. In addition, reimbursable costs, including the fixed fee, associated with manufacturing services were recognized as revenue once delivery (or passage of title) had occurred.

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

In addition, we periodically grant stock options and other share-based awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the re-measurement is recognized in the current period.

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

In addition, we record research and development expenses based on accruals associated with work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CROs”), hospitals, consultants and other clinical trial related vendors. We maintain regular communication with our vendors, including our CRO vendors, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2013.

Liquidity and Capital Resources

At April 30, 2013, we had $35,204,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue in the foreseeable future. Our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2013, we raised $40,754,000 in aggregate gross proceeds under two separate At Market Sales Issuance Agreements (as described in Note 6 to the accompanying consolidated financial statements). Subsequent to April 30, 2013 and through July 11, 2013, we raised an additional $12,729,000 in aggregate gross proceeds under an At Market Issuance Sales Agreement (as described in Note 6 to the accompanying consolidated financial statements). With these additional proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least fiscal year 2014 based on our current projections, which includes the initiation of our pivotal Phase III clinical trial of bavituximab combined with docetaxel in second-line NSCLC, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

However, our ability to continue to fund our clinical trials and development efforts in future years, including costs to fund our pivotal Phase III second-line NSCLC trial beyond fiscal year 2014, is highly dependent on our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, financing our operations through the issuance of equity, securing new funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, we may not be successful in securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid to complete the research, development, and clinical testing of our product candidates. Even if we are successful in obtaining debt financing, it may involve restrictive covenants on the operation of our business and require significant interest payments.

With respect to our ability to raise additional capital from the issuance of equity, as of July 11, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $123,898,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results, and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Significant components of the changes in cash flows from operating, investing and financing activities for the year ended April 30, 2013 compared to the prior year are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Year Ended April 30,
	2013	2012
Net loss, as reported	$(29,780,000)	$(42,119,000)
Less non-cash operating expenses:
Share-based compensation	3,435,000	2,769,000
Depreciation and amortization	1,087,000	908,000
Loss on early extinguishment of debt	1,696,000	–
Amortization of discount on notes payable and debt issuance costs	–	33,000
Loss on disposal of property	8,000	2,000
Net cash used in operating activities before changes in operating assets and liabilities	$(23,554,000)	$(38,407,000)
Net change in operating assets and liabilities	$2,628,000	$2,529,000
Net cash used in operating activities	$(20,926,000)	$(35,878,000)

Net cash used in operating activities decreased $14,952,000 to $20,926,000 for the year ended April 30, 2013, compared to net cash used in operating activities of $35,878,000 for the year ended April 30, 2012. This decrease in net cash used in operating activities was due to a decrease of $14,853,000 in net loss reported during fiscal year 2013 after taking into consideration non-cash operating expenses combined with a net change in operating assets and liabilities of $99,000. The decrease in our fiscal year 2013 net loss was primarily due to a current year increase in contract manufacturing revenue combined with a current year decrease in research and development expenses, offset by current year increases in cost of contract manufacturing, selling, general and administrative expenses and loss on early extinguishment of debt.

Cash Used In Investing Activities. Net cash used in investing activities decreased $420,000 to $751,000 for the year ended April 30, 2013 compared to net cash used in investing activities of $1,171,000 during the year ended April 20, 2012. The current year net decrease was due to a decrease in property acquisitions of $701,000 offset by a decrease in other assets of $281,000. The current year decrease in property acquisitions was primarily related to a decrease in leasehold improvements and equipment compared to the prior year. The current year decrease in other assets was primarily related to prior year deposits and/or progress payments for certain additional computer software and equipment to enhance operating efficiencies.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $6,841,000 to $38,848,000 for the year ended April 30, 2013, compared to net cash provided by financing activities of $32,007,000 for the year ended April 30, 2012. Net cash provided by financing activities during fiscal year 2013 consisted of $39,522,000 in net proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements, including net proceeds of $13,356,000 received during the quarter ended April 30, 2013 from the sale of 9,521,829 shares of our common stock after deducting commissions and other issuance costs of $347,000, combined with $630,000 in aggregate net proceeds received from the purchase of shares under our 2010 Employee Stock Purchase Plan and from stock option exercises, which were offset with principal payments on capital leases of $78,000. In addition, during fiscal year 2013, we received gross proceeds of $15,000,000 under a term loan, excluding debt issuance costs of $251,000, which principal amount was repaid in full during the current year upon the termination of the term loan agreement on September 25, 2012 (as described in Note 3 to the accompanying consolidated financial statements). In addition, we paid a final payment fee of $975,000 upon the termination of the term loan.

Net cash provided by financing activities for the year ended April 30, 2012, consisted of $33,179,000 in aggregate net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement and a registered direct public offering. In addition, we received net proceeds of $236,000 from the purchase of shares under our 2010 Employee Stock Purchase Plan. These prior year net proceeds were offset with principal payments on a term loan of $1,333,000, which we paid in full in December 2011, and capital lease payments of $75,000.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of April 30, 2013, aggregated by type:

	Payments Due by Period
	Total	<1 year	2-3 years	4-5 years	After 5 years

Operating leases, net (1)	$5,028,000	$1,072,000	$2,158,000	$1,798,000	$–
Capital lease obligation (2)	47,000	34,000	13,000	–	–
Other long-term liabilities - minimum license obligations (3)	819,000	819,000	–	–	–

Total contractual obligations	$5,894,000	$1,925,000	$2,171,000	$1,798,000	$–

______________

(1)	Represents our facility operating leases and various office equipment leases.
(2)	Represents capital lease agreements to finance certain equipment. Amounts include principal and interest.
(3)	Represents licensing agreements we periodically enter into with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay annual maintenance fees and potential future milestone payments based on product development success. Amounts exclude milestone or contractual payment obligations if the amount and timing of such obligations are unknown or uncertain.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies — Adoption of Recent Accounting Pronouncements and Pending Adoption of Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on our consolidated financial statements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Changes in U.S. interest rates would affect the interest earned on our cash and cash equivalents, however, they would not have an effect on our capital leases, which have fixed interest rates and terms.

Based on our overall cash and cash equivalents interest rate exposure at April 30, 2013, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

Item 8.	Financial Statements And Supplementary Data

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 9A.	Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2013. Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2013 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Executive Compensation

On July 8, 2013, the Compensation Committee of the Board of Directors (the “Compensation Committee”) established target bonus percentages for executive officers and other key members of management which are used in connection with the determination of annual cash bonuses pursuant to the annual cash bonus plan previously approved by the Compensation Committee on July 12, 2011, a summary of which was filed as Exhibit 10.29 (now listed as Exhibit 10.15) to the Company’s Annual Report for the fiscal year ended April 30, 2011 (the “Bonus Plan”). The approved target bonus percentages for named executive officers for fiscal year 2013, and each year thereafter unless and until modified by resolution of the Compensation Committee, were as follows: Steven W. King – 60%; Paul J. Lytle – 40%; Mark R. Ziebell – 35%; Joseph S. Shan - 35%; Jeffrey Masten – 35%; and Shelley P.M. Fussey – 35%. In addition, under the Bonus Plan, each participant’s target bonus percentages can be further adjusted by a corporate factor ranging from 0 to 1.5 times, based on the Company’s achievement of other factors as determined by the Compensation Committee, including but not limited to, performance of day-to-day responsibilities and participation in the achievement of the corporate goals and achievement of individual goals determined by the Compensation Committee.

Additionally, on July 8, 2013, following a detailed review of the status of the Company’s fiscal year 2013 corporate goals, and each named executive officer’s contribution to the attainment of such corporate goals, as well as his or her attainment of individual goals for fiscal year 2013, and such other factors under the Bonus Plan as the Compensation Committee deemed relevant, the Compensation Committee approved and awarded the following cash bonuses for fiscal year 2013 to the named executive officers pursuant to the Bonus Plan: Steven W. King – $313,706; Paul J. Lytle – $158,833; Mark R. Ziebell – $111,501; Joseph S. Shan - $88,725; Jeffrey Masten – $97,256; and Shelley P.M. Fussey – $95,721.

PEREGRINE PHARMACEUTICALS, INC.

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2013.

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

July 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peregrine Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Peregrine Pharmaceuticals, Inc.’s Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Peregrine Pharmaceuticals, Inc., maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2013, and our report dated July 11, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

July 11, 2013

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors” “Executive Compensation” and “Corporate Governance” in our 2013 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2013 (the “2013 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the captions “Director Compensation”, “Compensation Discussion and Analysis” and “Executive Compensation” in our 2013 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2013.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this Item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in our 2013 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2013.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2013 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2013.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2013 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2013.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
Index to consolidated financial statements:
Page

		Report of Independent Registered Public	F-1
Accounting Firm

		Consolidated Balance Sheets as of	F-2
April 30, 2013 and 2012

		Consolidated Statements of Operations	F-4
and Comprehensive Loss for each of the
three years in the period ended April 30, 2013

		Consolidated Statements of Stockholders'	F-5
Equity for each of the three years in the
period ended April 30, 2013

		Consolidated Statements of Cash Flows	F-6
for each of the three years in the period
ended April 30, 2013

		Notes to Consolidated Financial Statements	F-8
	(2)	Financial Statement Schedules
The following schedule is filed as part of this Form 10-K:

Schedule II -Valuation of Qualifying Accounts
		for each of the three years in the period ended April 30, 2013	F-34

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Techniclone Corporation, a Delaware corporation (Incorporated by reference to Exhibit B to the Company’s 1996 Proxy Statement as filed with the Commission on or about August 20, 1996).
3.2	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc. (formerly Techniclone Corporation), a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q as filed with the Commission on December 15, 2003).
3.3	Certificate of Designation of 5% Adjustable Convertible Class C Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997. (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).
3.4	Certificate of Amendment to Certificate of Incorporation of Techniclone Corporation to effect the name change to Peregrine Pharmaceuticals, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 3.4 contained in Registrant’s Annual Report on Form 10-K as filed with the Commission on July 27, 2001).
3.5	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to two hundred million shares (Incorporated by reference to Exhibit 3.5 to Registrant's Quarterly Report on Form 10-Q as filed with the Commission on December 15, 2003).
3.6	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to two hundred fifty million shares (Incorporated by reference to Exhibit 3.6 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 12, 2005).
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series D Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on March 16, 2006. (Incorporated by reference to Exhibit 3.7 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2006).
3.8	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to three hundred twenty five million shares (Incorporated by reference to Exhibit 3.8 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2007).
3.9	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.9 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 21, 2007).
3.10	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc., in order to effect a 1-for-5 reverse stock split of the Company common stock effective as of the close of business on October 16, 2009 (Incorporated by reference to Exhibit 3.10 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 19, 2009).
4.1	Form of Certificate for Common Stock (Incorporated by reference to the exhibit of the same number contained in Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).
4.2	Form of Non-qualified Stock Option Agreement by and between Registrant, Director and certain consultants dated December 22, 1999 (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement on Form S-3 (File No. 333-40716)). *

Exhibit Number	Description
4.3	Peregrine Pharmaceuticals, Inc., 2002 Non-Qualified Stock Option Plan (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)). *
4.4	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-106385)). *
4.5	Preferred Stock Rights Agreement, dated as of March 16, 2006, between the Company and Integrity Stock Transfer, Inc., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to Exhibit 4.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2006).
4.6	1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrant's Registration Statement in Form S-8 (File No. 333-17513)). *
4.7	Stock Exchange Agreement dated as of January 15, 1997, among the stockholders of Peregrine Pharmaceuticals, Inc., and Techniclone Corporation (Incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q as filed with the Commission on March 17, 1997).
4.8	First Amendment to Stock Exchange Agreement among the Stockholders of Peregrine Pharmaceuticals, Inc., and Techniclone Corporation (Incorporated by reference to Exhibit 2.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).
4.9	2003 Stock Incentive Plan Non-qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-121334)). *
4.10	2003 Stock Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement in Form S-8 (File No. 333-121334)). *
4.11	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.98 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.12	Form of Non-Qualified Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.99 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.13	Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 29, 2005). *
4.14	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.15	Form of Non-Qualified Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.15 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.16	Form of Restricted Stock Issuance Agreement dated February 1, 2010 (Incorporated by reference to Exhibit 4.15 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *

Exhibit Number	Description
4.17	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.18	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement in Form S-8 (File No. 333-171067)). *
4.19	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.20	2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2011). *
4.21	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement in Form S-8 (File No. 333-178452)). *
10.1	Warrant to purchase 507,614 shares of Common Stock of Registrant issued to BlueCrest Capital Finance, L.P. dated December 9, 2008 (Incorporated by reference to Exhibit 10.116 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2009).
10.2	Warrant to purchase 1,184,433 shares of Common Stock of Registrant issued to MidCap Funding I, LLC dated December 9, 2008 (Incorporated by reference to Exhibit 10.117 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2009).
10.3	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 18, 2005 (Incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.4	Amendment No. 1 to Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.5	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 1, 2001 (Incorporated by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.6	Amendment No. 1 to Exclusive Patent License agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.20 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.7	Non-Exclusive Cabilly Patent License Agreement between Genentech, Inc., and Peregrine Pharmaceuticals, Inc., effective as of November 5, 2003 (Incorporated by reference to Exhibit 10.21 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.8	Commercial License Agreement between Avanir Pharmaceuticals, Inc., and Peregrine Pharmaceuticals, Inc., dated December 1, 2003 (Incorporated by reference to Exhibit 10.22 to Registrant’s Current Report on Form 8-K as filed with the Commission on
April 14, 2010). **
10.9	License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated July 1, 1998 (Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

Exhibit Number	Description
10.10	License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated March 1, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.11	At Market Issuance Sales Agreement, dated June 22, 2010, by and between Peregrine Pharmaceuticals, Inc., and McNicoll, Lewis & Vlak LLC (Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 22, 2010).
10.12	License Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on September 9, 2010). **
10.13	Assignment Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on September 9, 2010). **
10.14	At Market Issuance Sales Agreement, dated December 29, 2010, by and between Peregrine Pharmaceuticals, Inc., and McNicoll, Lewis & Vlak LLC (Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 29, 2010).
10.15	Annual Bonus Plan for Executive Officers adopted July 12, 2011(Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
10.16	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.30 to Registrant’s Current Report on Form 8-K as filed with the Commission on September 2, 2011).
10.17	Loan and Security Agreement among Peregrine Pharmaceuticals, Inc., Oxford Finance LLC, Midcap Financial SBIC LP, and Silicon Valley Bank, dated as of August 30, 2012 (Incorporated by reference to Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012). **
10.18	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 30, 2012 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.19	Warrant to Purchase Stock issued to Midcap Financial SBIC LP, dated August 30, 2012 (Incorporated by reference to Exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.20	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 30, 2012 (Incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.21	At Market Issuance Sales Agreement, dated December 27, 2012, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.32 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 28, 2012).
10.22	Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Jeffrey L. Masten, dated December 27, 2012 (Incorporated by reference to Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *

Exhibit Number	Description
10.23	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Steven W. King, effective December 27, 201 (Incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.24	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Paul J. Lytle, effective December 27, 2012 (Incorporated by reference to Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.25	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Shelley P.M. Fussey, Ph.D., effective December 27, 2012 (Incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.26	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Joseph Shan, effective December 27, 2012 (Incorporated by reference to Exhibit 10.37 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.27	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Mark R. Ziebell, effective December 27, 2012 (Incorporated by reference to Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
21	Subsidiaries of Registrant. ***
23.1	Consent of Independent Registered Public Accounting Firm. ***
24	Power of Attorney (included on signature page of Annual Report). ***
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. ***
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. ***
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. ***
101.INS	XBRL Taxonomy Extension Instance Document. (***)(+)
101.SCH	XBRL Taxonomy Extension Schema Document. (***)(+)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (***)(+)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (***)(+)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (***)(+)
101.PRE	XBRL Presentation Extension Linkbase Document. (***)(+)
_______________________________
* ** *** +

This Exhibit is a management contract or a compensation plan or arrangement.

Portions omitted pursuant to a request of confidentiality filed separately with the Commission.

Filed herewith.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 11, 2013	By:	/s/ STEVEN W. KING
Steven W. King, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven W. King, President and Chief Executive Officer, and Paul J. Lytle, Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King	President & Chief Executive	July 11, 2013
Steven W. King	Officer (Principal Executive
Officer), and Director

/s/ Paul J. Lytle	Chief Financial Officer	July 11, 2013
Paul J. Lytle	(Principal Financial and
Principal Accounting Officer)

/s/ Carlton M. Johnson	Director	July 11, 2013
Carlton M. Johnson

/s/ David H. Pohl	Director	July 11, 2013
David H. Pohl

/s/ Eric S. Swartz	Director	July 11, 2013
Eric S. Swartz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 11, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

July 11, 2013

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2013 AND 2012

	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,204,000	$18,033,000
Trade and other receivables, net	1,662,000	2,353,000
Inventories	4,339,000	3,611,000
Prepaid expenses and other current assets, net	709,000	795,000

Total current assets	41,914,000	24,792,000

PROPERTY:
Leasehold improvements	1,383,000	1,383,000
Laboratory equipment	5,441,000	4,967,000
Furniture, fixtures, office equipment and software	2,627,000	2,287,000

	9,451,000	8,637,000
Less accumulated depreciation and amortization	(6,773,000)	(5,737,000)

Property, net	2,678,000	2,900,000

Other assets	466,000	570,000

TOTAL ASSETS	$45,058,000	$28,262,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2013 AND 2012 (continued)

	2013	2012
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,821,000	$3,492,000
Accrued clinical trial and related fees	930,000	2,111,000
Accrued payroll and related costs	3,582,000	2,468,000
Deferred revenue, current portion	4,171,000	3,651,000
Customer deposits	8,059,000	4,865,000
Other current liabilities	998,000	1,052,000

Total current liabilities	20,561,000	17,639,000

Deferred revenue, less current portion	292,000	361,000
Other long-term liabilities	445,000	779,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; non-voting; none issued	–	–
Common stock - $.001 par value; authorized 325,000,000 shares; outstanding - 143,768,946 and 101,421,365, respectively	143,000	101,000
Additional paid-in-capital	391,521,000	347,506,000
Accumulated deficit	(367,904,000)	(338,124,000)

Total stockholders' equity	23,760,000	9,483,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,058,000	$28,262,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013

	2013	2012	2011

REVENUES:
Contract manufacturing revenue	$21,333,000	$14,783,000	$8,502,000
Government contract revenue	–	–	4,640,000
License revenue	350,000	450,000	350,000

Total revenues	21,683,000	15,233,000	13,492,000

COSTS AND EXPENSES:
Cost of contract manufacturing	12,595,000	10,153,000	7,296,000
Research and development	24,306,000	35,688,000	29,462,000
Selling, general and administrative	13,134,000	11,462,000	11,421,000

Total costs and expenses	50,035,000	57,303,000	48,179,000

LOSS FROM OPERATIONS	(28,352,000)	(42,070,000)	(34,687,000)

OTHER INCOME (EXPENSE):
Interest and other income	322,000	41,000	1,052,000
Interest and other expense	(54,000)	(90,000)	(516,000)
Loss on early extinguishment of debt	(1,696,000)	–	–

NET LOSS	$(29,780,000)	$(42,119,000)	$(34,151,000)

COMPREHENSIVE LOSS	$(29,780,000)	$(42,119,000)	$(34,151,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	120,370,333	83,572,761	60,886,392
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.25)	$(0.50)	$(0.56)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCES, April 30, 2010	53,094,896	$53,000	$275,208,000	$(261,854,000)	$13,407,000
Common stock issued for cash under July 14, 2009 Financing, net of issuance costs of $133,000	1,925,565	2,000	5,434,000	–	5,436,000
Common stock issued for cash under June 22, 2010 Financing, net of issuance costs of $345,000	9,214,373	9,000	14,645,000	–	14,654,000
Common stock issued for cash under December 29, 2010 Financing, net of issuance costs of $291,000	5,224,491	6,000	12,991,000	–	12,997,000
Common stock issued upon exercise of options	20,750	–	44,000	–	44,000
Common stock issued upon exercise of warrants	74,802	–	–	–	–
Common stock issued for services	28,921	–	60,000	–	60,000
Common stock issued under restricted stock awards	148,500	–	–	–	–
Common stock issued under Employee Stock Purchase Plan	104,844	–	134,000	–	134,000
Share-based compensation	–	–	2,837,000	–	2,837,000
Net loss	–	–	–	(34,151,000)	(34,151,000)
BALANCES, April 30, 2011	69,837,142	70,000	311,353,000	(296,005,000)	15,418,000
Common stock issued for cash under December 29, 2010 Financing, net of issuance costs of $626,000	24,873,930	25,000	26,739,000	–	26,764,000
Common stock issued for cash under September 2, 2011 registered direct offering, net of issuance costs of $525,000	6,252,252	6,000	6,409,000	–	6,415,000
Common stock issued under Employee Stock Purchase Plan	458,041	–	236,000	–	236,000
Share-based compensation	–	–	2,769,000	–	2,769,000
Net loss	–	–	–	(42,119,000)	(42,119,000)
BALANCES, April 30, 2012	101,421,365	101,000	347,506,000	(338,124,000)	9,483,000
Common stock issued for cash under December 29, 2010 Financing, net of issuance costs of $895,000	31,863,368	32,000	26,455,000	–	26,487,000
Common stock issued for cash under December 27, 2012 Financing, net of issuance costs of $337,000	9,320,675	9,000	13,026,000	–	13,035,000
Common stock issued under Employee Stock Purchase Plan	998,556	1,000	533,000	–	534,000
Common stock issued upon exercise of options	118,555	–	96,000	–	96,000
Common stock issued upon exercise of warrants	46,427	–	–	–	–
Fair market value of warrants issued with notes payable	–	–	470,000	–	470,000
Share-based compensation	–	–	3,435,000	–	3,435,000
Net loss	–	–	–	(29,780,000)	(29,780,000)
BALANCES, April 30, 2013	143,768,946	$143,000	$391,521,000	$(367,904,000)	$23,760,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013

	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,780,000)	$(42,119,000)	$(34,151,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,435,000	2,769,000	2,837,000
Depreciation and amortization	1,087,000	908,000	652,000
Loss on early extinguishment of debt	1,696,000	–	–
Amortization of discount on notes payable and debt issuance costs	–	33,000	235,000
Amortization of expenses paid in shares of common stock	–	–	956,000
Common stock issued for services	–	–	40,000
Loss on sale of property	8,000	2,000	–
Changes in operating assets and liabilities:
Trade and other receivables, net	691,000	(964,000)	92,000
Government contract receivables	–	93,000	274,000
Inventories	(728,000)	1,673,000	(2,161,000)
Prepaid expenses and other current assets, net	86,000	158,000	95,000
Other non-current assets	2,000	789,000	(7,000)
Accounts payable	(691,000)	(601,000)	608,000
Accrued clinical trial site and related fees	(1,181,000)	(181,000)	984,000
Accrued payroll and related expenses	1,114,000	1,013,000	(168,000)
Deferred revenue	451,000	(2,237,000)	3,843,000
Deferred government contract revenue	–	–	(78,000)
Customer deposits	3,194,000	3,106,000	(859,000)
Other accrued expenses and current liabilities	24,000	(62,000)	372,000
Other long-term liabilities	(334,000)	(258,000)	(26,000)
Net cash used in operating activities	(20,926,000)	(35,878,000)	(26,462,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(853,000)	(1,554,000)	(912,000)
Decrease (increase) in other assets	102,000	383,000	(435,000)
Net cash used in investing activities	(751,000)	(1,171,000)	(1,347,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,232,000, $1,151,000, and $769,000, respectively	39,522,000	33,179,000	33,087,000
Proceeds from issuance of notes payable, net of issuance costs of $251,000	14,749,000	–	–
Proceeds from issuance of common stock under Employee Stock Purchase Plan	534,000	236,000	134,000
Proceeds from exercise of stock options	96,000	–	44,000
Principal payments on notes payable	(15,000,000)	(1,333,000)	(2,000,000)
Payment of final fee on notes payable	(975,000)	–	–
Principal payments on capital leases	(78,000)	(75,000)	(62,000)
Net cash provided by financing activities	$38,848,000	$32,007,000	$31,203,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

	2013	2012	2011
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$17,171,000	$(5,042,000)	$3,394,000

CASH AND CASH EQUIVALENTS, Beginning of year	18,033,000	23,075,000	19,681,000

CASH AND CASH EQUIVALENTS, End of year	$35,204,000	$18,033,000	$23,075,000

SUPPLEMENTAL INFORMATION:
Interest paid	$46,000	$68,000	$301,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair market value of warrants issued in connection with notes payable	$470,000	$–	$–
Accounts payable and other liabilities for purchase of property	$20,000	$47,000	$300,000
Property acquired under capital lease	$–	$–	$180,000
Other asset in exchange for future services	$–	$–	$233,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013

1.	ORGANIZATION AND BUSINESS DESCRIPTION

Organization – In this Annual Report, “Peregrine,” “Company,” “we,” “us,” and “our,” refer to Peregrine Pharmaceuticals, Inc., and our wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”). Peregrine was incorporated under the laws of the state of California in June 1981, reincorporated in Delaware in September 1996 and commenced operations of Avid in January 2002.

Business Description – We are a biopharmaceutical company with a portfolio of innovative monoclonal antibodies in clinical trials focused on the treatment and diagnosis of cancer. We are advancing two oncology programs with our lead product candidates, bavituximab and Cotara, for the treatment of various cancers. In addition, we are advancing our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types.

With respect to our bavituximab oncology program, we are focused on advancing bavituximab into Phase III clinical development by calendar year-end 2013 for the treatment of second-line non-small cell lung cancer (“NSCLC”) as our lead indication. In May 2013, we reached an agreement with the U.S. Food and Drug Administration (“FDA”) on the Phase III trial design. In addition, we are conducting a number of other trials with bavituximab in combination with other therapies in multiple oncology indications as potential secondary indications for bavituximab.

With respect to our Cotara oncology program, we conducted a Phase II trial using Cotara for the treatment of recurrent glioblastoma multiforme (“GBM”). In addition in December 2012, we reached an agreement with the FDA on the design of a single pivotal trial to potentially support product registration for Cotara in the treatment of recurrent GBM. We are actively seeking potential partners as we look to further advance Cotara into Phase III development. In addition, Cotara has been granted orphan drug status and fast track designation for the treatment of GBM and anaplastic astrocytoma by the FDA.

With respect to our imaging program, we are currently conducting an open-label, single-center clinical trial under an exploratory Investigational New Drug Application filed with the FDA for our lead imaging agent 124I-PGN650 for the imaging of multiple solid tumor types.

In addition to our clinical research and development efforts, we operate a wholly-owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid. Avid is a Contract Manufacturing Organization (“CMO”) that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and its third-party clients. In addition to generating revenue from providing a comprehensive range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture all clinical products to support our company-sponsored and investigator-sponsored trials while also preparing for potential commercial launch of bavituximab and Cotara.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Peregrine and its wholly-owned subsidiary, Avid. All intercompany balances and transactions have been eliminated.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

Liquidity and Financial Condition - At April 30, 2013, we had $35,204,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue in the foreseeable future. Our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2013, we raised $40,754,000 in aggregate gross proceeds under two separate At Market Sales Issuance Agreements (Note 6). Subsequent to April 30, 2013 and through July 11, 2013, we raised an additional $12,729,000 in aggregate gross proceeds under an At Market Issuance Sales Agreement (Note 6). With these additional proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least fiscal year 2014 based on our current projections, which includes the initiation of our pivotal Phase III clinical trial of bavituximab combined with docetaxel in second-line NSCLC, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

However, our ability to continue to fund our clinical trials and development efforts in future years, including costs to fund our pivotal Phase III second-line NSCLC trial beyond fiscal year 2014, is highly dependent on our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, financing our operations through the issuance of equity, securing new funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, we may not be successful in securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid to complete the research, development, and clinical testing of our product candidates. Even if we are successful in obtaining debt financing, it may involve restrictive covenants on the operation of our business and require significant interest payments.

With respect to our ability to raise additional capital from the issuance of equity, as of July 11, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $123,898,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

Trade and Other Receivables – Trade and other receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Trade and other receivables, net, at April 30, consist of the following:

	2013	2012
Trade receivables(1)	$1,642,000	$2,264,000
Other receivables, net	20,000	89,000
Trade and other receivables, net	$1,662,000	$2,353,000

(1)           Represents amounts billed for contract manufacturing services provided by Avid.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

Allowance for Doubtful Accounts - We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of April 30, 2013 and 2012, we determined an allowance for doubtful accounts of $16,000 and $19,000, respectively, was necessary with respect to trade and other receivables.

In addition, amounts billed under our former government contract with Transformational Medical Technologies (“TMT”) of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011, included the reimbursement for provisional rates covering allowable indirect overhead and general and administrative costs (“Indirect Rates”). These Indirect Rates were initially estimated based on financial projections and were subject to change based on actual costs incurred during each fiscal year. In addition, these Indirect Rates are subject to annual audits by the Defense Contract Audit Agency (“DCAA”) for cost reimbursable type contracts. Upon the expiration of this contract, we recorded an unbilled receivable of $92,000 pertaining to the difference calculated between the estimated and actual Indirect Rates, which amount at April 30, 2013 and 2012, is included in prepaid expenses and other current assets. However, due to the uncertainty of its collectability we determined it appropriate to record a corresponding allowance for doubtful accounts with respect to unbilled Indirect Rates in the amount of $92,000 at April 30, 2013 and 2012.

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

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at April 30,:

	2013	2012
Raw materials,	$2,169,000	$1,966,000
Work-in-process	2,170,000	1,645,000
Total inventories,	$4,339,000	$3,611,000

Property - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

Concentrations of Credit Risk and Customer Base - Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents and trade receivables. We maintain our cash balances primarily with one major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial bank holding our cash balances to the extent of the cash amount recorded on the accompanying consolidated balance sheet.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Approximately 97% of our trade receivable balance as of April 30, 2013, represents amounts due from two customers. Approximately 98% of our trade receivable balance as of April 30, 2012, represents amounts due from three customers.

In addition, contract manufacturing revenue generated by Avid has historically been derived from a small customer base (Note 11). These customers typically do not enter into long-term contracts because their need for drug supply depends on a variety of factors, including the drug’s stage of development, their financial resources, and, with respect to commercial drugs, demand for the drug in the market. Our future results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated.

Comprehensive Loss - Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to our net loss for all periods presented.

Impairment - Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell.

Fair Value of Financial Instruments - The carrying amounts in the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

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

As of April 30, 2013 and 2012, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Customer Deposits - Customer deposits primarily represents advance billings and/or payments received from Avid’s third-party customers prior to the initiation of contract manufacturing services.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

Revenue Recognition - We currently derive revenue from the following two sources: (i) contract manufacturing services provided by Avid, and (ii) licensing revenue related to agreements associated with Peregrine’s technologies under development. In addition, from June 30, 2008 through April 15, 2011, we derived government contract revenue from services provided under a government contract awarded to us through the TMT of the U.S. Department of Defense’s Defense Threat Reduction Agency. The government contract with the TMT expired on April 15, 2011.

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

Multiple Element Arrangements. Prior to the adoption of Accounting Standards Update (“ASU”) No. 2009-13 on May 1, 2011, if a license agreement has multiple element arrangements, we analyze and determine whether the deliverables, which often include performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with the authoritative guidance. Under multiple element arrangements, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, the arrangement would then be accounted for as a single unit of accounting, and revenue is recognized over the estimated period of when the performance obligation(s) are performed.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

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

Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

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

Government Contract Revenue

Government contract revenue was derived from a former government contract (the “Government Contract”) awarded to us on June 30, 2008, through the TMT of the U.S. Department of Defense’s Defense Threat Reduction Agency. The purpose of the Government Contract, which expired on April 15, 2011, was to test and develop bavituximab and an equivalent fully human antibody as potential broad-spectrum treatments for viral hemorrhagic fever infections. As of April 30, 2011, we had recognized $24,149,000 in total government contract revenue under this Government Contract including $4,640,000 recognized during fiscal year 2011.

The Government Contract was classified as a “cost-plus-fixed-fee” contract. We recognized government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel and indirect costs. In addition, we received a fixed fee for our efforts equal to 9.9% of the reimbursable costs incurred under the Government Contract, which was unconditionally earned as allowable costs were billed and was not contingent on success factors. Reimbursable costs under this Government Contract, including the fixed fee, were generally recognized as revenue in the period the reimbursable costs are incurred and become billable. However, when amounts billable, including the fixed fee, were not reasonably related to the proportionate performance of the total work or services to be performed, we recognized revenue on a proportional performance basis. In addition, reimbursable costs, including the fixed fee, associated with manufacturing services were recognized as revenue once delivery (or passage of title) had occurred.

Other Income - Other income for the fiscal year ended April 30, 2011, includes a grant of $978,000 awarded to us under Section 48D of the Internal Revenue Code as reimbursement for four separate qualifying therapeutic discovery projects, which we applied for under the Patient Protection and Affordable Care Act of 2010.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

Accrued Clinical Trial and Related Fees - We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CROs”), hospitals, consultants and other clinical trial related vendors. We maintain regular communication with our vendors, including our CROs, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2013.

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

In addition, we periodically grant stock options and other share-based awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the re-measurement is recognized in the current period. See Note 7 for further discussion regarding share-based compensation.

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

Basic and Dilutive Net Loss Per Common Share - Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, unvested stock awards, common shares expected to be issued under our employee stock purchase plan, and warrants in accordance with the authoritative guidance. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, unvested stock awards, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options, awards and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three years ended April 30, 2013.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options, stock awards, common shares expected to be issued under our employee stock purchase plan, and warrants since their impact are anti-dilutive during periods of net loss, resulting in an anti-dilutive effect as of April 30,:

	2013	2012	2011
Stock options and awards	3,505,777	96,591	85,361
Employee stock purchase plan	307,501	110,469	20,327
Warrants	–	–	68,991
Total	3,813,278	207,060	174,679

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options, stock awards and warrants to purchase 5,860,305, 5,970,393, and 4,338,813 shares of common stock for fiscal years ended April 30, 2013, 2012, and 2011, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

Subsequent to April 30, 2013 and through July 11, 2013, we issued an aggregate of 7,927,016 shares of our common stock (Note 6), which are not included in the calculation of basic and dilutive net loss per common share for the year ended April 30, 2013.

Adoption of Recent Accounting Pronouncements

Effective May 1, 2012, we adopted Financial Accounting Standards Board’s (“FASB”) ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-5. In these updates, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU Nos. 2011-05 and 2011-12 did not have a material impact on our consolidated financial statements. We have presented comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

3.	NOTE PAYABLE AND CAPITAL LEASE OBLIGATIONS

August 2012 Note Payable Obligation

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

On September 24, 2012, we received a written notice of default (“Notice of Default”) from the Lenders, with respect to the Loan Agreement. The Notice of Default was triggered by a material adverse change under the Loan Agreement due to our discovery of major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase IIb second-line NSCLC clinical trial. Pursuant to the terms of the Notice of Default, all amounts due under the Loan Agreement were declared immediately due and payable by the Lenders. On September 25, 2012, we paid the Lenders all obligations declared due and payable under the Loan Agreement, including outstanding principal of $15,000,000, accrued interest thereon at the Loan Agreement’s applicable fixed rate of 7.95% per annum, plus a final payment fee equal to 6.5% of the principal amount funded (or $975,000), upon which, the Loan Agreement was terminated.

In addition, under the Loan Agreement, we issued to the Lenders six-year warrants to purchase shares of our common stock upon the funding of each tranche in an amount equal to 4.50% of the amount of such tranche divided by the exercise price, which is the lower of the average closing price of our common stock for the 10 business days immediately prior to the funding date for such tranche or the closing price on the day prior to such funding date. Therefore, upon the initial funding under the Loan Agreement, we issued the Lenders warrants to purchase an aggregate of 273,280 shares of our common stock at a per share price of $2.47, which are exercisable on a cash or cashless basis, and will expire on August 30, 2018. The fair value of the warrants issued was $470,000 and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 0.87%; expected volatility of 80.20%; expected term of six years; and a dividend yield of 0%. The fair value of the warrants issued was initially recorded as a debt discount with a corresponding increase to additional paid-in capital. As of April 30, 2013, the warrants issued under the Loan Agreement were outstanding and exercisable (Note 8).

Upon the termination of the Loan Agreement, we recorded a loss on the early extinguishment of debt of $1,696,000, which consisted of the final payment fee of $975,000, the unamortized debt discount associated with the fair value of the warrants issued to the Lenders of $470,000, and the unamortized aggregate debt issuance costs of $251,000. The loss on the early extinguishment of debt is included in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2013.

December 2008 Note Payable Obligation

On December 9, 2008, we borrowed $5,000,000 from MidCap Financial LLC and BlueCrest Capital Finance, L.P (collectively, the “Lenders”) under a term loan (the “Term Loan”) payable over three years. On December 1, 2011, the loan balance was paid in full.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

In connection with the Term Loan, we issued to the Lenders five-year warrants to purchase an aggregate of 338,410 shares of our common stock at an exercise price of $1.4775 per share. The fair value of the warrants issued was $414,000 and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 2.00%; expected volatility of 70.72%; an expected term of five years; and a dividend yield of 0%. The fair value of the warrants issued was initially recorded as a debt discount with a corresponding increase to additional paid-in capital. The debt discount was amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method. The discount was fully amortized as of December 1, 2011. During fiscal years 2012 and 2011, we amortized $12,000 and $113,000, respectively, in non-cash interest expense, which amounts are included in interest and other expense in the accompanying consolidated financial statements. As of April 30, 2013, 101,523 warrants issued under this term loan were outstanding and exercisable (Note 8).

In connection with the Term Loan, we also incurred $469,000 in financing fees and legal costs related to the closing the term loan. These fees were classified as debt issuance costs and were amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method. The debt issuance costs were fully amortized as of December 1, 2011. During fiscal years 2012 and 2011, we amortized $21,000 and $122,000, respectively, in non-cash interest expense, which amounts are included in interest and other expense in the accompanying consolidated financial statements.

Capital Lease Obligations

We have financed certain equipment under capital lease agreements, which bear interest at a rate ranging from 3.71% to 5.36% per annum.

The equipment purchased under these capital leases is included in property in the accompanying consolidated financial statements at April 30, 2013 and 2012, as follows:

	2013	2012
Furniture, fixtures, office equipment and software	$258,000	$258,000
Less accumulated depreciation and amortization	(148,000)	(96,000)
Net book value	$110,000	$162,000

Minimum future capital lease payments as of April 30, 2013 are as follows:

Year ending April 30,:
2014	$34,000
2015	13,000
Total minimum lease payments	47,000
Amount representing interest	(2,000)
Net present value minimum lease payments	45,000
Less current portion included in other current liabilities	(32,000)
Long-term portion included in other long-term liabilities	$13,000

4.	COMMITMENTS AND CONTINGENCIES

Operating Leases – Our corporate offices, research and development, and manufacturing facilities are located in Tustin, California. We lease an aggregate of approximately 61,000 square feet of office, research and manufacturing space in three adjacent buildings under two separate lease agreements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

In December 1998, we entered into a lease agreement (the “Original Lease”) to lease two buildings located at our facilities in Tustin, California. The Original Lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years. In December 2005, we entered into a First Amendment to Lease and Agreement of Lease (“First Amendment”) with the landlord to our Original Lease and extended the original lease term for seven additional years to expire on December 31, 2017, while maintaining our two 5-year renewal options that could extend our lease to December 31, 2027. Our monthly lease payments will continue to increase at a rate of 3.35% every two years under the First Amendment.

In May 2010, we entered into a separate lease agreement to lease additional office and research space in a third building adjacent to our two existing leased buildings located in Tustin, California. Our monthly base rent under the lease agreement is approximately $11,000 and includes nominal scheduled increases every twelve months. The lease expires on December 31, 2017 and includes a 5-year option to extend the lease to December 31, 2022. In addition, under the terms of the lease agreement, we received a tenant improvement reimbursement of $125,000 during fiscal year 2011, which we classified as deferred rent and is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense. Tenant improvements associated with the lease agreement are recorded as an addition to leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvement or the remaining life of the lease.

Under each of the aforementioned facility operating leases, we record rent expense on a straight-line basis and the short-term and long-term differences between the amounts paid and the amounts expensed are included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated financial statements. Annual rent expense under the aforementioned facility operating lease agreements totaled $938,000, $938,000, and $939,000 for the fiscal years ended April 30, 2013, 2012, and 2011, respectively.

At April 30, 2013, future minimum lease payments under all non-cancelable operating leases are as follows:

Year ending April 30,:	Minimum Lease Payments
2014	$1,072,000
2015	1,079,000
2016	1,079,000
2017	1,068,000
2018	730,000
$5,028,000

Legal Proceedings - In the ordinary course of business, we are at times subject to various legal proceedings and disputes. Except as set forth below, we currently are not aware of any material litigation or other dispute nor, to management’s knowledge, is any litigation or other proceeding threatened against us that collectively is expected to have a material adverse effect on our consolidated cash flows, financial condition or results of operations.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the United States District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. On February 5, 2013, the Court appointed James T. Fahey as lead plaintiff in the action. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. We filed a motion to dismiss the amended consolidated complaint on June 14, 2013. The lead plaintiff has until July 15, 2013, to file an answer to our motion to dismiss. A hearing before the court on our motion to dismiss is scheduled for August 19, 2013. We believe that the class action lawsuit is without merit, and we intend to vigorously defend the action and are seeking dismissal of the complaint. Due to the early stage of the proceeding, we believe that the probability of an unfavorable outcome or loss related to the proceeding and an estimate of the amount or range of loss related to the claims, if any, from an unfavorable outcome is not determinable at this time.

Federal Shareholder Derivative Lawsuit

On May 9, 2013, an alleged shareholder filed in the United States District Court for the Central District of California a derivative lawsuit purportedly on behalf of the Company against certain of our executive officers and directors, captioned Michael Roy, Derivatively on Behalf of Nominal Defendant Peregrine Pharmaceuticals, Inc. v. Steven W. King, et al. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those contained in the consolidated securities class action described above. This case was subsequently transferred to the same court and judge handling the securities class action lawsuit discussed above. On May 31, 2013, the judge issued an order staying of this derivative litigation pending the resolution of our motion to dismiss in the securities class action.

Other Legal Matters

On September 24, 2012, we filed a lawsuit against Clinical Supplies Management, Inc. (“CSM”), in the United States District Court for the Central District of California. We had contracted with CSM in 2010 as our third party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase II second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We have agreed to allow CSM until July 19, 2013 to respond to our complaint.

5.	LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

The following represents a summary of our key collaborations for the development and commercialization of our products in clinical development covering bavituximab, 124I-PGN650 (“PGN650”), and Cotara. In addition, we do not perform any research and development activities for any unrelated entities.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

Bavituximab

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the phosphatidylserine (“PS”) targeting technology platform from the University of Texas Southwestern Medical Center at Dallas (“UTSWMC”), including bavituximab. During November 2003, we entered into a non-exclusive license agreement with Genentech, Inc., to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program. During December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc., (“Avanir”) covering the generation of a chimeric monoclonal antibody. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to bavituximab, we typically pay an up-front license fee, annual maintenance fees, and are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. During fiscal year 2011, we expensed $114,000 associated with milestone obligations under in-licensing agreements covering bavituximab, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2013 and 2012.

The following table provides certain information with respect to each of our in-licensing agreements relating to our bavituximab program.

Licensor	Agreement Date	Total Milestone Obligations Expensed To Date	Potential Future Milestone Obligations (1)
UTSWMC	August 2001	$98,000	$375,000
UTSWMC	August 2005	85,000	375,000
Lonza	March 2005	64,000	–(2)
Avanir	December 2003	50,000	1,050,000
Genentech, Inc.	November 2003	500,000	5,000,000
Total		$797,000	$6,800,000

______________

(1)	Potential future milestone obligations are generally tied to regulatory progress to gain product approval, which approval significantly depends on positive clinical trials results. In addition, potential future milestone obligations vary by license agreement (as defined in each license agreement) and depend on valid claims under each of these underlying agreements at the time the potential milestone is achieved, however, the following clinical development and regulatory milestones are typical of such potential future milestone events: upon dosing of first patient in a Phase I, Phase II, and/or Phase III clinical trial; completion of patient enrollment in a Phase II trial; submission of a biologics license application in the U.S.; and upon FDA approval.
(2)	In fiscal year 2011, we incurred a milestone fee of 37,500 pounds sterling ($64,000 U.S.) upon commencement of patient enrollment in our first randomized phase II clinical trial using bavituximab, which amount would continue as an annual license fee thereafter until completion of patient enrollment, at which time the annual license fee would increase to 75,000 pounds sterling per annum. During fiscal year 2012, we completed patient enrollment of the aforementioned Phase II clinical trial, which triggered the annual license fee to increase to 75,000 pounds sterling per annum (or approximately $116,000 U.S. based on the exchange rate at April 30, 2013). In addition, in the event we utilize an outside contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year (or approximately $465,000 U.S. based on the exchange rate at April 30, 2013).

Of the total potential future milestone obligation of $6,800,000, we anticipate milestone obligations not to exceed $200,000 during fiscal year 2014. In addition, of the total potential future milestone obligations of $6,800,000, up to $6,400,000 would be due upon the first commercial approval of bavituximab pursuant to these license agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these milestones will occur, if at all.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

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

In addition, during fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with Affitech A/S (as further discussed below under “Other Licenses Covering Products in Development”) regarding the generation and commercialization of a certain number of fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates, including our imaging agent PGN650. During fiscal year 2013, we elected to enter into a license agreement for the PS-targeting antibody used to create PGN650 and agreed to pay an up-front license fee and are obligated to pay future milestone payments of up to $1,921,000 based on the achievement of certain potential clinical development and regulatory milestones, plus a low single digit royalty on net sales.

During fiscal year 2013, we expensed $50,000 under in-licensing agreements covering PGN650, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2012 or 2011 covering PGN650. In addition, no product revenues have been generated from PGN650 program to date. We anticipate milestone obligations for PGN650 under this agreement not to exceed $51,000 during fiscal year 2014.

Cotara

We acquired the patent rights to Cotara in July 1994 after the merger between Peregrine and Cancer Biologics, Inc. was approved by our stockholders. To date, no product revenues have been generated from Cotara.

In October 2004, we entered into a worldwide non-exclusive license agreement with Lonza for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of Cotara. Under the terms of the agreement, we are obligated to pay a royalty (in the low single digits) on net sales of any products we market that utilize the underlying technology. In the event a product is approved and we or Lonza do not manufacture Cotara, we would owe Lonza 300,000 pounds sterling per year (or approximately $465,000 U.S. based on the exchange rate at April 30, 2013) in addition to an increased royalty (in the low single digits) on net sales. In addition, upon completion of patient enrollment in our Cotara Phase II clinical trial during fiscal year 2011, we incurred a milestone payment of 75,000 pounds sterling (or $125,000 U.S.), which amount will continue as an annual license fee thereafter. Unless sooner terminated due to a party’s breach of the license agreement, the license agreement with Lonza will terminate upon the last to occur of the expiration of a period of 15 years following our first commercial sale of a product or the expiration of the last valid claim within the patents that are the subject of the license agreement; provided that if after the expiration of the last claim but prior to the expiration of the 15-year period, Lonza has publicly made available certain materials and know-how, then the agreement will terminate at such time as the materials and know-how are made public.

Other Licenses Covering Products in Development

During August 2001, we entered into an exclusive worldwide license agreement for an anti-VEGF compound from the UTSWMC. During July 2009, we entered into a patent assignment and sublicense with Affitech A/S whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio as further described in the “Out-Licensing Collaborations” section below. Under the UTSWMC license agreement, we paid an up-front license fee and are obligated to pay annual maintenance fees, and future milestone payments based on certain potential clinical development and regulatory milestones, plus a royalty on net sales. Our aggregate future milestone payments under this exclusive worldwide license are $450,000 assuming the achievement of all development milestones under the agreement through commercialization of the product. We do not anticipate making any milestone payments for at least the next fiscal year under the UTSWMC license agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

During fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with Affitech A/S regarding the generation and commercialization of a certain number of fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates, including our lead imaging agent PGN650. These agreements also incorporate a binding term sheet we entered into with Affitech A/S in September 2010. Under the terms of the development and commercialization agreement, if we elect to enter into a license agreement for a clinical candidate, we are obligated to pay future milestone payments based on the achievement of certain potential clinical development and regulatory milestones, plus a low single digit royalty on net sales. Our potential aggregate future milestone payments range from $1,971,000 to $2,975,000 per fully human antibody generated by the unrelated entity upon the achievement of certain development milestones through commercialization. In addition, under the terms of the research collaboration agreement, we paid a research fee for each human antibody project initiated. During fiscal year 2013, we elected to enter into a license agreement for one clinical candidate as further discussed under “PGN650”. During fiscal year 2011, we expensed $956,000 under the research collaboration agreement, the amount of which is included in research and development expense in the accompanying consolidated financial statements. We did not incur any additional expenses under the research collaboration agreement during fiscal years 2013 and 2012. We do not expect to incur any additional license fees or milestone payments under these agreements during fiscal year 2014 except as mentioned above under “PGN650”.

Out-Licensing Collaborations

In addition to our in-licensing collaborations, the following represents a summary of our key out-licensing collaborations.

During October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our Cotara technology for use in the application of cytokine fusion proteins. During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the agreement, we would receive a royalty on net sales if a product is approved under the agreement. Merck KGaA is currently in the clinical development stage of this program.

During July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech A/S (“Affitech”) whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84. In consideration for the rights granted under our anti-VEGF antibody technology platform, we received non-refundable up-front license fees of $250,000. In addition, we received aggregate milestone payments of $1,000,000 associated with the delivery of two preclinical development packages as defined in the Affitech Agreements. We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for product approval by Affitech or an affiliate, plus a royalty on net sales, as defined in the Affitech Agreements. These potential future milestone payments payable under the Affitech Agreements entail no performance obligations on our part and, accordingly, these payments will not be accounted for under the provisions of ASU No. 2010-17. Therefore, we expect to recognize revenue on the future potential milestone payments in accordance with the authoritative guidance for revenue recognition, either when the milestone is achieved, if our future obligations are considered inconsequential, or recognized as revenue on a straight-line basis over a performance obligation period, if continued performance or future obligations exist. To date, no clinical or regulatory milestones as defined in the Affitech Agreements have been achieved by Affitech or an affiliate. In addition, in the event Affitech enters into a sublicense agreement with a non-affiliate for the anti-VEGF technology platform, we shall receive a percentage of all payments received under any such sublicenses, which percentage is determined based on the clinical development stage of the technology platform at the time of any such sublicenses. Under the Affitech Agreements, we also granted Affitech a research license in the ocular field with an option to grant sub-licenses in the ocular field. If Affitech exercises this option to grant sublicenses in the ocular field, we could receive pre-defined up-front fees, milestone payments, and a royalty on net sales. In accordance with the authoritative guidance for revenue recognition, the license includes multiple elements that are not separable and, accordingly, are being accounted for as a single unit of accounting. In addition, we determined that our obligations would be up to a four-year period and therefore, we are recognizing the non-refundable up-front license fees of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the Affitech Agreements, on a straight-line basis over a four-year period ending July 2013. We recognized revenue of $350,000 during fiscal years 2013, 2012, and 2011 under the Affitech Agreements, which amounts are included in license revenue in the accompanying consolidated financial statements. Amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

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

6.	STOCKHOLDERS' EQUITY

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

Under the Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of our common stock held by shareholders of record as of the close of business on March 27, 2006. Each Right will entitle holders of each share of our common stock to buy one thousandth (1/1,000th) of a share of Peregrine’s Series D Participating Preferred Stock, par value $0.001 per share, at an exercise price of $11.00 per share, subject to adjustment. The Rights are neither exercisable nor traded separately from our common stock. The Rights will become exercisable and will detach from the common shares if a person or group acquires 15% or more of our outstanding common stock, without prior approval from our Board of Directors, or announces a tender or exchange offer that would result in that person or group owning 15% or more of our common stock. Each Right, when exercised, entitles the holder (other than the acquiring person or group) to receive common stock of the Company (or in certain circumstances, voting securities of the acquiring person or group) with a value of twice the Rights’ exercise price upon payment of the exercise price of the Rights.

Peregrine will be entitled to redeem the Rights at $0.001 per Right at any time prior to a person or group achieving the 15% threshold. The Rights will expire on March 16, 2016.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

Sales of Common Stock

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

With respect to financing our operations through the issuance of equity, we have raised additional capital during the three fiscal years ended April 30, 2013, under the following financing agreements:

July 2009 AMI Agreement – On July 14, 2009, we entered into an At Market Sales Issuance Agreement (“July 2009 AMI Agreement”) with Wm Smith & Co., pursuant to which, through Wm Smith & Co., as agent, we were able to sell shares of our common stock, from time to time at market prices, for aggregate gross proceeds of up to $25,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-160572), filed with the Securities and Exchange Commission (“SEC”) on July 14, 2009 (“July 2009 Shelf”). During fiscal year 2011, we had sold 1,925,565 shares of common stock at market prices under the July 2009 AMI Agreement for aggregate gross proceeds of $5,568,000 before deducting commissions and other issuance costs of $133,000. As of April 30, 2011, we had raised the entire $25,000,000 available under the July 2009 AMI Agreement.

June 2010 AMI Agreement – On June 22, 2010, we entered into an At Market Sales Issuance Agreement (“June 2010 AMI Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), pursuant to which, through MLV, as agent, we were able to sell shares of our common stock, from time to time at market prices, for aggregate gross proceeds of up to $15,000,000 in registered transactions from our July 2009 Shelf. During fiscal year 2011, we had sold 9,214,373 shares of common stock at market prices under the June 2010 AMI Agreement for aggregate gross proceeds of $15,000,000 before deducting commissions and other issuance costs of $345,000.

December 2010 AMI Agreement – On December 29, 2010, we entered into an At Market Sales Issuance Agreement (“December 2010 AMI Agreement”) with MLV, pursuant to which, through MLV, as agent, we were able to sell shares of our common stock, from time to time at market prices, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-171252) filed with the SEC on December 29, 2010 (“December 2010 Shelf”), for aggregate gross proceeds of up to $75,000,000. During fiscal year 2011, we sold 5,224,491 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $13,288,000 before deducting commissions and other issuance costs of $291,000. During fiscal year 2012, we sold 24,873,930 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $27,390,000 before deducting commissions and other issuance costs of $626,000. During fiscal year 2013, we sold 31,863,368 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $27,382,000 before deducting commissions and other issuance costs of $895,000. As of April 30, 2013, we had raised the full amount of gross proceeds available to us under the December 2010 AMI Agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

September 2011 Registered Direct Public Offering – Under a registered direct public offering dated September 2, 2011, we entered into separate subscription agreements with three institutional investors, pursuant to which we sold an aggregate of 6,252,252 shares of our common stock at a purchase price of $1.11 per share for aggregate gross proceeds of $6,940,000 before deducting placement agent fees and other offering expenses of $525,000. The shares of common stock sold in connection with this offering were issued to a prospectus supplement filed the SEC on September 2, 2011 to our December 2010 Shelf.

December 2012 AMI Agreement – On December 27, 2012, we entered into an At Market Sales Issuance Agreement (“December 2012 AMI Agreement”) with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $75,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028), filed with the SEC on March 9, 2012. During fiscal year 2013, we sold 9,320,675 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $13,372,000 before deducting commissions and other issuance costs of $337,000. As of April 30, 2013, aggregate gross proceeds of up to $61,628,000 remained available under the December 2012 AMI Agreement.

Subsequent to April 30, 2013 and through July 11, 2013, we sold 7,927,016 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $12,729,000. As of July 11, 2013, aggregate gross proceeds of $48,899,000 remained available under the December 2012 AMI Agreement.

Shares Of Common Stock Authorized And Reserved For Future Issuance

As of April 30, 2013, we had reserved 23,895,316 additional shares of our common stock, which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statement, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and common shares available for issuance under our stock incentive plans	20,081,954
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,438,559
Common shares issuable upon exercise of outstanding warrants	374,803
Total shares of common stock reserved for issuance	23,895,316

7.	EQUITY COMPENSATION PLANS

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

As of April 30, 2013, we had an aggregate of 20,081,954 shares of common stock reserved for issuance under the Stock Plans. Of those shares, 15,287,208 shares were subject to outstanding options and 4,794,746 shares were available for future grants of share-based awards.

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

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term. The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2013, 2012 and 2011, were as follows:

	Year Ended April 30,
	2013	2012	2011
Risk-free interest rate	0.96%	1.44%	2.09%
Expected life (in years)	5.85	5.92	6.00
Expected volatility	95.87%	74.08%	73.42%
Expected dividend yield	-	-	-

The following summarizes our stock option transaction activity for fiscal year ended April 30, 2013:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding, May 1, 2012	7,531,651	$2.90
Granted	8,677,208	$0.88
Exercised	(118,555)	$0.83
Canceled or expired	(803,096)	$1.58
Outstanding, April 30, 2013	15,287,208	$1.84	8.07	$5,294,000

Exercisable and expected to vest	15,086,905	$1.85	8.05	$5,228,000
Exercisable, April 30, 2013	7,434,607	$2.67	6.86	$1,811,000

(2)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 30, 2013, which was $1.39 per share.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

The weighted-average grant date fair value of options granted to employees during the fiscal years ended April 30, 2013, 2012 and 2011 was $0.69, $0.99 and $1.31 per share, respectively.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2013 and 2011 was $106,000 and $5,000, respectively. Cash received from stock options exercised, net of issuance costs, during the fiscal years ended April 30, 2013 and 2011 totaled $96,000 and $44,000, respectively. No stock options were exercised during fiscal year ended April 30, 2012.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2013, the total estimated unrecognized compensation cost related to non-vested stock options was $5,119,000. This cost is expected to be recognized over a weighted average vesting period of 1.47 years based on current assumptions.

Restricted Stock Awards – Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. The fair value of restricted stock awards is the quoted market price of our stock on the grant date, and is charged to expense over the period of vesting. Restricted stock awards associated with non-performance conditions vest over the requisite service period and restricted stock awards associated with performance conditions are subject to vesting upon completion of the underlying performance condition. Performance based restricted stock awards are subject to forfeiture if the underlying performance condition is not achieved and all restricted stock awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the awards becoming vested.

No restricted stock awards were granted or vested during fiscal years ended April 30, 2013 and 2012. As of April 30, 2013, there was no unrecognized compensation cost related to unvested restricted stock awards.

During fiscal year ended April 30, 2011, the weighted-average grant date fair value of restricted stock awards granted was $2.37 and the total fair value of restricted stock awards vested was $404,000.

Employee Stock Purchase Plan

On October 21, 2010, our stockholders approved our 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from the Company. Under the 2010 ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) end of the six-month offering period. The 2010 ESPP provides for two six-month offering periods each fiscal year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1.

A total of 5,000,000 shares are reserved for issuance under the 2010 ESPP, of which 3,438,559 shares remained available to purchase at April 30, 2013, and are subject to adjustment as provided in the 2010 ESPP for stock splits, stock dividends, recapitalizations and other similar events. During the fiscal years ended April 30, 2013, 2012 and 2011, 998,556, 458,041 and 104,844 shares of common stock were purchased, respectively, under the 2010 ESPP at a weighted average purchase price per share of $0.53, $0.52 and $1.28, respectively.

The fair value of the shares purchased under the 2010 ESPP were determined using a Black-Scholes option pricing model (see explanation of valuation model inputs above under “Stock Options”), and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period). The weighted average grant date fair value of purchase rights under the 2010 ESPP during fiscal years ended April 30, 2013, 2012 and 2011 was $0.40, $0.46 and $0.52, respectively, based on the following Black-Scholes option valuation model inputs:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

	Year Ended April 30,
	2013	2012	2011
Risk-free interest rate	0.15%	0.06%	0.15%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	167.36%	67.96%	82.72%
Expected dividend yield	-	-	-

Share-based Compensation Expense

Total share-based compensation expense related to share-based awards issued under our equity compensation plans for the fiscal years ended April 30, 2013, 2012 and 2011 was comprised of the following:

	2013	2012	2011
Cost of contract manufacturing	$89,000	$12,000	$8,000
Research and development	1,646,000	1,018,000	1,134,000
Selling, general and administrative	1,700,000	1,739,000	1,695,000
Total share-based compensation expense	$3,435,000	$2,769,000	$2,837,000

Share-based compensation from:
Stock options	$3,039,000	$2,673,000	$2,598,000
Restricted stock awards	–	–	185,000
Employee stock purchase plan	396,000	96,000	54,000
	$3,435,000	$2,769,000	$2,837,000

The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, the authoritative guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the re-measurement is recognized in the current period. Share-based compensation expense recorded during fiscal years ended April 30, 2013, 2012 and 2011 associated with stock options and awards granted to non-employees amounted to $320,000, $51,000 and $114,000, respectively.

Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

8.	WARRANTS

As of April 30, 2013, the following warrants to purchase an aggregate of 374,803 shares of our common stock were outstanding:

Date Issued	Warrants Outstanding	Exercise Price Per Share	Expiration Date
December 19, 2008 (Note 3)	101,523	$1.4775	December 19, 2013
August 30, 2012 (Note 3)	273,280	$2.4700	August 30, 2018
Total Warrants Outstanding	374,803

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

During fiscal years 2013 and 2011, 118,444 and 118,443 warrants were exercised on a cashless basis, respectively, in exchange for 46,427 and 74,802 shares of our common stock, respectively. These warrants were issued in December 2008 in connection with a three-year term loan we entered into during fiscal year 2009, which was paid in full during December 2011 (Note 3). There were no warrants exercised during fiscal year 2012.

9.	INCOME TAXES

We are primarily subject to U.S. federal and California state jurisdictions. To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

In addition, in accordance with authoritative guidance, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. We had no unrecognized tax benefits from uncertain tax positions as of April 30, 2013 and 2012. It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statements of operations. We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2013, 2012, and 2011, and we did not accrue for interest or penalties as of April 30, 2013 and 2012.

At April 30, 2013, we had total deferred tax assets of $114,839,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our total deferred tax assets. Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. During the fiscal year ended April 30, 2013, a Section 382 analysis was performed and it was determined that no change in ownership had occurred. As such, we have included in our deferred tax assets all of the net operating loss carry forwards and have recorded a corresponding increase to our valuation allowance.

At April 30, 2013, we had federal net operating loss carry forwards of approximately $266,174,000. The net operating loss carry forwards expire in fiscal years 2019 through 2033. We also have state net operating loss carry forwards of approximately $203,167,000 at April 30, 2013, which begin to expire in fiscal year 2014. Included in these tax loss carry forwards are share-based compensation deductions in the amount of $5,722,000 that, when fully utilized, reduce cash income taxes and will result in a financial statement income tax benefit. The future income tax benefit, if realized, will be recorded to additional paid-in capital.

The provision for income taxes consists of the following for the three years ended April 30,:

	2013	2012	2011
Provision for federal income taxes at statutory rate	$(10,125,000)	$(14,321,000)	$(11,611,000)
State income taxes, net of federal benefit	2,000	20,000	(406,000)
Expiration and adjustment of loss carry forwards	(98,263,000)	13,980,000	9,174,000
Change in valuation allowance	108,310,000	(95,000)	2,294,000
Other, net	76,000	416,000	549,000
Income tax (expense) benefit	$–	$–	$–

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets at April 30, are as follows:

	2013	2012

Share-based compensation	$4,624,000	$3,494,000
Deferred revenue	1,912,000	1,719,000
Depreciation and amortization	668,000	623,000
Accrued liabilities	1,677,000	693,000
Net operating losses	105,958,000	–

Total deferred tax assets	114,839,000	6,529,000
Less valuation allowance	(114,839,000)	(6,529,000)

Net deferred tax assets	$–	$–

10.	BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all full-time employees who are at least the age of 21 and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We are not required to make matching contributions under the Plan and we have made no matching contributions to the Plan since its inception through December 2009. Effective January 2010, we voluntarily agreed to match 50% of employee contributions of up to the first 6% of a participant’s annual salary for all Plan contributions, subject to certain IRS limitations. Under the Plan, each participating employee is fully vested in his or her contributions to the Plan and our contributions to the Plan will fully vest after six years of service. The expense related to our matching contributions to the Plan was $284,000, $232,000, and $210,000 for the fiscal years ended April 30, 2013, 2012, and 2011, respectively.

11.	SEGMENT REPORTING

Our business is organized into two reportable operating segments and both operate in the U.S. Peregrine is engaged in the research and development of monoclonal antibodies for the treatment and diagnosis of cancer. Avid is engaged in providing contract manufacturing services for Peregrine and third-party customers on a fee-for-service basis.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

Segment information is summarized as follows:

	2013	2012	2011
Contract manufacturing services revenue	$21,333,000	$14,783,000	$8,502,000
Cost of contract manufacturing services	12,595,000	10,153,000	7,296,000
Gross profit	$8,738,000	$4,630,000	$1,206,000
Revenue from products in research and development	$350,000	$450,000	$4,990,000
Research and development expense	(24,306,000)	(35,688,000)	(29,462,000)
Selling, general and administrative expense	(13,134,000)	(11,462,000)	(11,421,000)
Other income (expense), net	268,000	(49,000)	536,000
Loss on early extinguishment of debt	(1,696,000)	–	–
Net loss	$(29,780,000)	$(42,119,000)	$(34,151,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	2013	2012	2011
United States (customer A)	81%	44%	56%
United States (customer B)	17	-	-
Germany (one customer)	-	17	24
Denmark (one customer)	-	25	19
Other customers	2	14	1
Total	100%	100%	100%

Revenue generated from our products in our research and development segment was derived from the following sources:

	2013	2012	2011
Government contract revenue[1] (see Note 2)	$–	$–	$4,640,000
License revenue	350,000	450,000	350,000
Total	$350,000	$450,000	$4,990,000

(1)	Represents revenue earned under a former government contract with the TMT of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013 (continued)

Our long-lived assets consist of leasehold improvements, laboratory equipment, and furniture, fixtures, office equipment and software and are net of accumulated depreciation. Long-lived assets by segment consist of the following:

	2013	2012
Long-lived Assets, net:
Contract manufacturing services	$2,039,000	$2,080,000
Products in research and development	639,000	820,000
Total	$2,678,000	$2,900,000

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	2013	2013	2012	2012	2012	2012	2011	2011
Net revenues	$4,254,000	$7,039,000	$6,139,000	$4,251,000	$2,065,000	$3,281,000	$4,242,000	$5,655,000
Gross profit (a)	$959,000	$3,310,000	$2,358,000	$2,111,000	$1,053,000	$719,000	$436,000	$2,422,000
Loss from operations...	$(8,463,000)	$(5,161,000)	$(7,057,000)	$(7,671,000)	$(10,890,000)	$(11,093,000)	$(12,036,000)	$(8,051,000)
Net loss (b)	$(8,449,000)	$(4,914,000)	$(8,753,000)	$(7,664,000)	$(10,882,000)	$(11,090,000)	$(12,055,000)	$(8,092,000)
Basic and diluted loss per common share	$(0.06)	$(0.04)	$(0.08)	$(0.07)	$(0.10)	$(0.13)	$(0.16)	$(0.11)

(a)	Gross profit represents contract manufacturing revenue less cost of contract manufacturing.

(b)	Net loss for the quarter ended October 31, 2012, included a loss on the early extinguishment of debt of $1,696,000 (Note 3).

PEREGRINE PHARMACEUTICALS, INC. SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2013

	Balance at		Charged to		Balance
	Beginning	Charged	deferred		at end
Description	of period	to expense	revenue	Deductions	of period

Valuation reserve for trade and other receivables, and unbilled amounts
Year ended April 30, 2011	$222,000	$–	$–	$(110,000)	$112,000
Year ended April 30, 2012	$112,000	$–	$–	$(1,000)	$111,000
Year ended April 30, 2013	$111,000	$–	$–	$(3,000)	$108,000

