Form 10-Q
period 2013-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2013-09-09
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Yes ☐     No  ☒

As of September 5, 2013, there were 156,461,114 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2013	APRIL 30, 2013
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,600,000	$35,204,000
Trade and other receivables, net	2,272,000	1,662,000
Inventories	5,679,000	4,339,000
Prepaid expenses and other current assets, net	635,000	709,000
Total current assets	50,186,000	41,914,000
Property and equipment, net	2,448,000	2,678,000
Other assets	689,000	466,000
TOTAL ASSETS	$53,323,000	$45,058,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,160,000	$2,821,000
Accrued clinical trial and related fees	608,000	930,000
Accrued payroll and related costs	3,271,000	3,582,000
Deferred revenue, current portion	4,164,000	4,171,000
Customer deposits	8,528,000	8,059,000
Other current liabilities	1,335,000	998,000
Total current liabilities	20,066,000	20,561,000
Deferred revenue, less current portion	292,000	292,000
Other long-term liabilities	422,000	445,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	–	–
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 153,506,811 and 143,768,946, respectively	153,000	143,000
Additional paid-in capital	407,894,000	391,521,000
Accumulated deficit	(375,504,000)	(367,904,000)
Total stockholders’ equity	32,543,000	23,760,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,323,000	$45,058,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

	THREE MONTHS ENDED
	July 31, 2013	July 31, 2012
	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$4,581,000	$4,135,000
License revenue	107,000	116,000
Total revenues	4,688,000	4,251,000

COSTS AND EXPENSES:
Cost of contract manufacturing	2,670,000	2,024,000
Research and development	5,304,000	6,981,000
Selling, general and administrative	4,334,000	2,917,000
Total costs and expenses	12,308,000	11,922,000

LOSS FROM OPERATIONS	(7,620,000)	(7,671,000)

OTHER INCOME (EXPENSE):
Interest and other income	21,000	8,000
Interest and other expense	(1,000)	(1,000)

NET LOSS	$(7,600,000)	$(7,664,000)

Comprehensive loss	$(7,600,000)	$(7,664,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	149,393,630	103,283,937

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JULY 31,
	2013	2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,600,000)	$(7,664,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,593,000	662,000
Depreciation and amortization	257,000	260,000
Changes in operating assets and liabilities:
Trade and other receivables, net	(610,000)	82,000
Inventories	(1,340,000)	(2,133,000)
Prepaid expenses and other current assets, net	74,000	(92,000)
Accounts payable	(661,000)	621,000
Accrued clinical trial and related fees	(322,000)	(202,000)
Accrued payroll and related expenses	(311,000)	440,000
Deferred revenue	(7,000)	2,328,000
Customer deposits	469,000	5,359,000
Other accrued expenses and current liabilities	357,000	275,000
Other long-term liabilities	(23,000)	(37,000)
Net cash used in operating activities	(8,124,000)	(101,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(27,000)	(190,000)
Increase in other assets	(223,000)	(175,000)
Net cash used in investing activities	(250,000)	(365,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $491,000 and $59,000, respectively	14,706,000	1,437,000
Proceeds from exercise of stock options	84,000	6,000
Principal payments on capital leases	(20,000)	(19,000)
Net cash provided by financing activities	14,770,000	1,424,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,396,000	958,000

CASH AND CASH EQUIVALENTS, beginning of period	35,204,000	18,033,000

CASH AND CASH EQUIVALENTS, end of period	$41,600,000	$18,991,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for purchase of property and equipment	$–	$38,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2013 (unaudited)

1.	ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a biopharmaceutical company with a portfolio of innovative monoclonal antibodies in clinical trials focused on the treatment and diagnosis of cancer. We are advancing two oncology programs with our lead product candidates, bavituximab and Cotara, for the treatment of various cancers. In addition, we are advancing our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types. Peregrine also has in-house manufacturing capabilities through its wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides development and biomanufacturing services for Peregrine and its third-party clients.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013. The condensed consolidated balance sheet at April 30, 2013, has been derived from audited financial statements at that date. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

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

Adoption of Recent Accounting Pronouncements

Effective May 1, 2013, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements, however, it does require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The adoption ASU No. 2013-02 did not have a material impact on our consolidated financial statements.

Pending Adoption of Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which will be our fiscal year 2015 (or May 1, 2014). We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2013 (unaudited) (continued)

Liquidity and Financial Condition

At July 31, 2013, we had $41,600,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue in the foreseeable future. Our net loss incurred during the three-month period ended July 31, 2013 amounted to $7,600,000 and our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2013, we raised $15,197,000 in aggregate gross proceeds under an At Market Sales Issuance Agreement (Note 6). Subsequent to July 31, 2013 and through September 9, 2013, we raised an additional $4,372,000 in aggregate gross proceeds under the aforementioned At Market Issuance Sales Agreement (Note 6). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least fiscal year 2014 based on our current projections, which includes the initiation of our pivotal Phase III clinical trial of bavituximab combined with docetaxel in second-line non-small cell lung cancer (“NSCLC”), projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

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

With respect to our ability to raise additional capital from the issuance of equity, as of September 9, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $117,059,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

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
FOR THE THREE MONTHS ENDED JULY 31, 2013 (unaudited) (continued)

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

In addition, we also follow the authoritative guidance when reporting revenue as gross when we act as a principal versus reporting revenue as net when we act as an agent. For transactions in which we act as a principal, have discretion to choose suppliers, bear credit and inventory risk and perform a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services.

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
FOR THE THREE MONTHS ENDED JULY 31, 2013 (unaudited) (continued)

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2013 (unaudited) (continued)

As of July 31, 2013 and April 30, 2013, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Accrued Clinical Trial and Related Fees

We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CROs”), hospitals, consultants and other clinical trial related vendors. We maintain regular communication with our vendors, including our CROs, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated financial statements for the three months ended July 31, 2013 and 2012.

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

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants in accordance with the authoritative guidance. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options, common shares expected to be issued under our employee stock purchase plan, and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three months ended July 31, 2013 and 2012.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2013 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, common shares expected to be issued under our employee stock purchase plan, and warrants, to purchase up to an aggregate of 4,426,459 and 1,431,130 shares of common stock for the three months ended July 31, 2013 and 2012, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase up to an aggregate of 5,933,036 and 7,874,710 shares of common stock for the three months ended July 31, 2013 and 2012, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

3.	TRADE AND OTHER RECEIVABLES

Trade and other receivables, net, consists of the following at July 31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013
Trade receivables(1)	$1,664,000	$1,642,000
Other receivables, net	608,000	20,000
Trade and other receivables, net	$2,272,000	$1,662,000

______________

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of July 31, 2013 and April 30, 2013, we determined an allowance for doubtful accounts of $15,000 and $16,000, respectively, was necessary with respect to our other receivables, and no allowance was necessary with respect to our trade receivables.

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at July 31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013
Leasehold improvements	$1,383,000	$1,383,000
Laboratory equipment	5,460,000	5,441,000
Furniture, fixtures, office equipment and software	2,635,000	2,627,000
	9,478,000	9,451,000
Less accumulated depreciation and amortization	(7,030,000)	(6,773,000)
Property and equipment, net	$2,448,000	$2,678,000

Depreciation and amortization expense for three months ended July 31, 2013 and 2012 was $257,000 and $260,000, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2013 (unaudited) (continued)

5.	INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at July 31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013
Raw materials	$2,340,000	$2,169,000
Work-in-process	3,339,000	2,170,000
Total inventories	$5,679,000	$4,339,000

6.	STOCKHOLDERS’ EQUITY

Sales of Common Stock

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

With respect to financing our operations through the issuance of equity, we have raised additional capital during the three months ended July 31, 2013, under the following financing agreement:

On December 27, 2012, we entered into an At Market Sales Issuance Agreement (“December 2012 AMI Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $75,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028). During the three months ended July 31, 2013, we sold 9,617,880 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $15,197,000 before deducting commissions and other issuance costs of $491,000. As of July 31, 2013, aggregate gross proceeds of up to $46,431,000 remained available under the December 2012 AMI Agreement.

Subsequent to July 31, 2013 and through September 9, 2013, we sold 3,057,431 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $4,372,000. As of September 9, 2013, aggregate gross proceeds of $42,059,000 remained available under the December 2012 AMI Agreement.

Shares of Common Stock Authorized and Reserved for Future Issuance

As of July 31, 2013, we had reserved 23,747,431 additional shares of our common stock, which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statement, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and common shares available for issuance under our stock incentive plans	19,934,069
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,438,559
Common shares issuable upon exercise of outstanding warrants	374,803
Total shares of common stock reserved for issuance	23,747,431

7.	EQUITY COMPENSATION PLANS

Stock Incentive Plans

As of July 31, 2013, we had an aggregate of 19,934,069 shares of common stock reserved for issuance under our stock incentive plans, of which, 18,973,950 shares were subject to outstanding options and 960,119 shares were available for future grants of share-based awards.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2013 (unaudited) (continued)

The following summarizes our stock option transaction activity for the three months ended July 31, 2013:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2013	15,287,208	$1.84
Granted	4,122,653	$1.42
Exercised	(119,985)	$0.71
Canceled or expired	(315,926)	$2.16
Outstanding, July 31, 2013	18,973,950	$1.75

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “2010 ESPP”), of which 3,438,559 shares of common stock remain available for purchase as of July 31, 2013. Under the 2010 ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period. The 2010 ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1. No shares were purchased under the 2010 ESPP during the three months ended July 31, 2013.

Share-Based Compensation

Total share-based compensation expense for the three-month periods ended July 31, 2013 and 2012 are included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended July 31,
	2013	2012
Cost of contract manufacturing	$24,000	$9,000
Research and development	741,000	323,000
Selling, general and administrative	828,000	330,000
Total share-based compensation expense	$1,593,000	$662,000

Share-based compensation from:
Stock options	$1,503,000	$615,000
Employee stock purchase plan	90,000	47,000
	$1,593,000	$662,000

As of July 31, 2013, the total estimated unrecognized compensation cost related to non-vested stock options was $8,123,000. This cost is expected to be recognized over a weighted average vesting period of 1.48 years based on current assumptions.

8.	WARRANTS

No warrants were granted or exercised during the three months ended July 31, 2013. As of July 31, 2013, the following warrants to purchase an aggregate of 374,803 shares of our common stock were outstanding:

Date Issued	Warrants Outstanding	Exercise Price Per Share	Expiration Date
December 19, 2008	101,523	$1.4775	December 19, 2013
August 30, 2012	273,280	$2.4700	August 30, 2018
Total Warrants Outstanding	374,803

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2013 (unaudited) (continued)

9.	SEGMENT REPORTING

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

Segment information is summarized as follows:

	Three Months Ended July 31,
	2013	2012

Contract manufacturing services revenue	$4,581,000	$4,135,000
Cost of contract manufacturing services	2,670,000	2,024,000
Gross profit	1,911,000	2,111,000
Revenue from products in research and development	107,000	116,000
Research and development expense	(5,304,000)	(6,981,000)
Selling, general and administrative expense	(4,334,000)	(2,917,000)
Other income (expense), net	20,000	7,000
Net loss	$(7,600,000)	$(7,664,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended July 31,
	2013	2012

United States (customer A)	93%	81%
United States (customer B)	6%	18%
Other customers	1%	1%
Total	100%	100%

Revenue generated from our products in our research and development segment during the three months ended July 31, 2013 and 2012 is directly related to license revenue recognized under licensing agreements with an unrelated entity.

10.	COMMITMENTS AND CONTINGENCIES

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2013 (unaudited) (continued)

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff and appoint lead counsel. On February 5, 2013, the court appointed James T. Fahey as lead plaintiff in the action. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. We filed a motion to dismiss the amended consolidated complaint on June14, 2013. The lead plaintiff had until July 15, 2013, to file an answer to our motion to dismiss. On August 19, 2013 the court held a hearing on our motion to dismiss and the lead plaintiff’s motion to strike. On August 23, 2013, the court issued its order granting our motion to dismiss and denying the lead plaintiff’s motion to strike. By its order, the court also granted the lead plaintiff leave to amend his complaint by no later than September 16, 2013. We believe that the class action lawsuit is without merit, and we intend to vigorously defend the action and are seeking dismissal of the complaint. Due to the early stage of the proceeding, we believe that the probability of an unfavorable outcome or loss related to the proceeding and an estimate of the amount or range of loss related to the claims, if any, from an unfavorable outcome is not determinable at this time.

Federal Shareholder Derivative Lawsuit

On May 9, 2013, an alleged shareholder filed in the U.S. District Court for the Central District of California a derivative lawsuit purportedly on behalf of the Company against certain of our executive officers and directors, captioned Michael Roy, Derivatively on Behalf of Nominal Defendant Peregrine Pharmaceuticals, Inc. v. Steven W. King, et al. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those contained in the consolidated securities class action described above. This case was subsequently transferred to the same court and judge handling the securities class action lawsuit discussed above. On May 31, 2013, the judge issued an order staying this derivative litigation pending the final resolution of our motion to dismiss in the securities class action.

Other Legal Matters

On September 24, 2012, we filed a lawsuit against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. We had contracted with CSM in 2010 as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We granted CSM until July 19, 2013 to file an answer to our complaint, which CSM did on July 11, 2013. No further activity has occurred since that date.

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

Our pipeline of novel investigational monoclonal antibodies is based on two first-in-class technology platforms, including phosphatidylserine (“PS”)-targeting antibodies and DNA/histone-targeting antibody (Cotara). The following represents a summary of recently completed, ongoing or currently planned clinical trials under these first-in-class technology platforms with respect to our oncology and imaging programs in clinical-stage development. Additional information pertaining to each clinical trial is further discussed below.

Product Candidate	Trial	Phase	Status
Bavituximab PS-Targeting Monoclonal Antibody (oncology)	Non-small cell lung cancer (“NSCLC”), second-line, randomized, double blind, placebo-controlled, combined with docetaxel (lead indication)	III	Actively planning for trial initiation by calendar year-end 2013.
	NSCLC, second-line, randomized, double-blind, placebo-controlled, combined with docetaxel	IIb	Completed; Final data announced in June 2013 as further described below.
	Pancreatic, front-line, randomized, open-label, combined with gemcitabine	II	Completed; Final data announced in June 2013 as further described below.
	NSCLC, front-line, randomized, open-label, combined with carboplatin and paclitaxel	II	Patient enrollment complete; Interim data announced in June 2013 as further described below.
	NSCLC, front-line, randomized, open-label, combined with carboplatin and pemetrexed	Ib	Patient enrollment ongoing; Early interim data described below.
	HER2-negative breast cancer (MBC), randomized, open-label, combined with paclitaxel	I	Patient enrollment complete; Interim data announced in June 2013 as further described below.
	Liver (HCC), front-line, non-randomized, open-label, combined with sorafenib	I/II	Patient enrollment ongoing; Phase I portion of trial enrolled. Phase II portion of trial enrolling. Interim safety data described below.
	Rectal adenocarcinoma, front-line, randomized, open-label, combined with capecitabine and radiation	I	Patient enrollment ongoing; No data reported to date.

Product Candidate	Trial	Phase	Status
PGN650 PS-targeting F(ab’)2 fully human monoclonal antibody (imaging)	Imaging agent	I*	Patient enrollment ongoing; No data reported to date.
Cotara DNA/histone-targeting monoclonal antibody (oncology)	Glioblastoma multiforme (GBM) (brain cancer)	II	Completed; Reached agreement with FDA on Phase III trial design; Seeking partner to advance to Phase III.

______________

* Filed under an exploratory Investigational New Drug Application (“IND”).

Bavituximab for the Treatment of Solid Tumors

We believe our novel immunotherapy candidate bavituximab may have broad potential for the treatment of multiple types of cancer. We have conducted three randomized Phase II trials for bavituximab in combination with standard chemotherapy in front and second-line NSCLC and front-line pancreatic cancer. In addition, we have four ongoing investigator-sponsored trials evaluating different treatment combinations and additional oncology indications for bavituximab.

The following represents an overview of recently completed, ongoing or currently planned bavituximab clinical trials:

Bavituximab in Second-Line NSCLC

Phase III Registration Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

In May 2013, we reached an agreement with the U.S. Food and Drug Administration (“FDA”) on a Phase III registration trial design of our lead clinical immunotherapeutic candidate bavituximab in second-line NSCLC. The trial design was supported by promising data from our Phase IIb second-line NSCLC trial in the same indication which is described under the heading “Phase IIb Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC” below.

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

On June 3, 2013, we presented the following final data from this Phase IIb trial at the 2013 American Society of Clinical Oncology Annual Meeting:

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

Prompted by the enhanced understanding of bavituximab's immunotherapy mechanism of action that we presented at the 2013 American Academy for Cancer Research (“AACR”) Annual Meeting, we recently undertook a review of our entire ongoing bavituximab clinical program, including an early analysis of this Phase II front-line NSCLC trial, in order to better direct our clinical development strategy. Results from this analysis, which included less than 60% of survival events, were announced in June 2013 and indicated that, while the bavituximab containing treatment arm currently demonstrated a median OS of over 14 months, there was no meaningful difference in survival between the two arms of the trial that would support the advancement of this combination and the current timing of therapy. Separately, an independent trial with another immunotherapy agent showed that when C/P are given together with immunotherapy, as was done in this trial, the results were similar to the control arm while starting with C/P before administering the immunotherapy gave much more favorable results. We are currently evaluating options for moving bavituximab forward in front-line NSCLC. We plan to present the full results from this Phase II trial at a future scientific meeting or through publication.

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

In June 2013, we announced final results from this trial which included a further analysis of patient subgroups. Median OS, PFS and ORR results were unchanged from the February 2013 announcement with data showing encouraging activity in this patient population with very rapid disease progression.

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

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2013 and 2012. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended July 31,
	2013	2012	$ Change	% Change
REVENUES:
Contract manufacturing revenue	$4,581,000	$4,135,000	$446,000	11%
License revenue	107,000	116,000	(9,000)	(8%	)
Total revenues	4,688,000	4,251,000	437,000	10%

COSTS AND EXPENSES:
Cost of contract manufacturing	2,670,000	2,024,000	646,000	32%
Research and development	5,304,000	6,981,000	(1,677,000)	(24%	)
Selling, general & administrative	4,334,000	2,917,000	1,417,000	49%
Total costs and expenses	12,308,000	11,922,000	386,000	3%

LOSS FROM OPERATIONS	(7,620,000)	(7,671,000)	51,000	1%

OTHER INCOME (EXPENSE):
Interest and other income	21,000	8,000	13,000	163%
Interest and other expense	(1,000)	(1,000)	–	–

NET LOSS	$(7,600,000)	$(7,664,000)	$64,000	1%

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues

The increase in total revenues of $437,000 during the three months ended July 31, 2013 compared to the same period in the prior year was due to an increase in contract manufacturing revenue of $446,000 offset by a $9,000 decrease in license revenue. The increase in contract manufacturing revenue was primarily due to the completion of an additional manufacturing run in the current year period compared to the prior year period; offset by a decrease in process development related services, which can primarily be attributed to the timing of services provided to Avid third-party customers.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect total revenues for the current fiscal year to be in-line with total revenues reported in fiscal year 2013. In addition, based on our existing license agreements, we do not expect to recognize additional license revenue for the remainder of the current fiscal year.

Cost of Contract Manufacturing

The increase in cost of contract manufacturing of $646,000 during the three months ended July 31, 2013 compared to the same period in the prior year was primarily due to the current year three-month period increase in contract manufacturing revenue. In addition, due to the mix of services completed during the current quarter compared to the same prior year quarter, we experienced a decrease in our gross margins to 42% in the current year period compared to 51% in the prior year period.

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

The decrease in research and development (“R&D”) expenses of $1,677,000 during the three months ended July 31, 2013 compared to the same period in the prior year was due to the following changes associated with each of our following first-in-class technology platforms under development:

Technology Platform	R&D Expenses-Quarter Ended July 31, 2013	R&D Expenses-Quarter Ended July 31, 2012	$ Change
PS-Targeting	$3,989,000	$6,701,000	$(2,712,000)
Cotara®	1,315,000	280,000	1,035,000
Total R&D Expenses	$5,304,000	$6,981,000	$(1,677,000)

o	PS-Targeting (bavituximab and PGN650) – The decrease in PS-targeting program expenses of $2,712,000 during the three months ended July 31, 2013 compared to the same period in the prior year was primarily due to decreases in third-party vendor costs regarding our three separate company-sponsored Phase II trials using bavituximab in combination with chemotherapy for the treatment of patients with (i) front-line NSCLC, (ii) second-line NSCLC, and (iii) pancreatic cancer, as patient enrollment in these trials was completed in the prior fiscal year. These decreases in clinical trial expenses were further supplemented with a decrease in manufacturing costs incurred in the current year period due to timing of needed manufacturing services combined with a decrease in technology license fees associated with our PS-targeting program. These decreases in PS-targeting program expenses were offset by an increase in share-based compensation expense.
o	Cotara – The increase in Cotara related expenses of $1,035,000 during the three months ended July 31, 2013 compared to the same period in the prior year was primarily due to an increase in manufacturing costs associated with preparing Cotara for potential later-stage clinical trials for the treatment of GBM combined with an increase in share-based compensation expense.

Based on our current projections, we expect research and development expenses in fiscal year 2014 to increase in comparison to fiscal year 2013 as we plan to initiate our global Phase III registration trial using bavituximab in combination with chemotherapy for the treatment of patients with second-line NSCLC by the end of calendar year 2013 and continue our exploration of bavituximab’s broad potential in the treatment and diagnosis of cancer in other indications and combinations. These projections include a number of uncertainties, including but not limited to, (i) the uncertainty of the rate at which patients will be enrolled in any current or future clinical trials, including, our Phase III NSCLC registration trial, (ii) the uncertainty of future clinical and preclinical studies, which are dependent upon the results of current clinical and preclinical studies, (iii) the uncertainty of obtaining regulatory approval to advance our current exploratory IND clinical program to Phase I or to commence any future trials, and (iv) the uncertainty of terms related to any potential future partnering or licensing arrangement. During fiscal year 2014, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform as we are actively seeking potential partners to further advance the Cotara clinical program.

Looking beyond fiscal year 2014, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

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

The increase in SG&A expenses of $1,417,000 during the three months ended July 31, 2013 compared to the same period in the prior year was primarily due to increases in share-based compensation expense, payroll and related expenses, and corporate legal fees of $497,000, $371,000 and $246,000, respectively. The increase in share-based compensation expense (non-cash) was primarily related to the amortization of the fair value of options granted to employees and board members under a non-routine broad based grant during December 2012 and a routine annual broad-based grant during May 2013. The increase in payroll and related expenses is primarily attributed to increases in compensation and other employee-related benefits. The increase in corporate legal fees is primarily attributable to the lawsuits described in this Quarterly Report on Form 10-Q under Part II, Item 1, “Legal Proceedings”. These increases in SG&A expenses were further supplemented with incremental current year three-month period increases in market research fees and other corporate related expenses.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2013, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2013.

Liquidity and Capital Resources

At July 31, 2013, we had $41,600,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue in the foreseeable future. Our net loss incurred during the three-month period ended July 31, 2013 amounted to $7,600,000 and our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2013, we raised $15,197,000 in aggregate gross proceeds under an At Market Sales Issuance Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). Subsequent to July 31, 2013 and through September 9, 2013, we raised an additional $4,372,000 in aggregate gross proceeds under the aforementioned At Market Issuance Sales Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least fiscal year 2014 based on our current projections, which includes the initiation of our pivotal Phase III clinical trial of bavituximab combined with docetaxel in second-line NSCLC, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

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

With respect to our ability to raise additional capital from the issuance of equity, as of September 9, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $117,059,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2013 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Three Months Ended July 31,
	2013	2012
Net loss, as reported	$(7,600,000)	$(7,664,000)
Less non-cash operating expenses:
Share-based compensation	1,593,000	662,000
Depreciation and amortization	257,000	260,000
Net cash used in operating activities before changes in operating assets and liabilities	$(5,750,000)	$(6,742,000)
Net change in operating assets and liabilities	$(2,374,000)	$6,641,000
Net cash used in operating activities	$(8,124,000)	$(101,000)

Net cash used in operating activities for the three months ended July 31, 2013 was $8,124,000 compared to $101,000 for the same period in the prior year, representing an increase of $8,023,000. This increase in net cash used in operating activities was due to a net change in operating assets and liabilities of $9,015,000 offset by a decrease of $992,000 in net loss reported during the current three-month period after taking into consideration non-cash operating expenses. The net change in operating assets and liabilities was primarily due to current period decreases in customer deposits and deferred revenue associated with payments received in the prior year period from Avid’s third-party customers combined with increases in trade and other receivables and inventories.

Cash Used In Investing Activities. Net cash used in investing activities decreased $115,000 to $250,000 for the three months ended July 31, 2013 compared to net cash used in investing activities of $365,000 for the three months ended July 31, 2012. This net decrease was due to a decrease in property and equipment acquisitions of $163,000 offset by an increase in other assets of $48,000. The current period decrease in property and equipment acquisitions was primarily related to a decrease in laboratory equipment, office equipment and software purchases compared to the prior year period.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $13,346,000 to $14,770,000 for the three months ended July 31, 2013 compared to net cash provided by financing activities of $1,424,000 for the three months ended July 31, 2012. Net cash provided by financing activities for the three months ended July 31, 2013 consisted of $14,706,000 in net proceeds raised from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $84,000 in net proceeds from stock option exercises, which were offset by principal payments on capital leases of $20,000. Net cash provided by financing activities for the three months ended July 31, 2012, consisted of $1,437,000 in net proceeds raised from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $6,000 in net proceeds from stock option exercises, which were offset by principal payments on capital leases of $19,000.

Commitments

At July 31, 2013, we had remaining capital commitments in the amount of $761,000 to purchase certain laboratory equipment to support both Avid’s business opportunities and our internal product development efforts. Such amount is expected to be paid during the remainder of fiscal year 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents, however, they would not have an effect on our outstanding capital lease, which has a fixed interest rate and term.

Based on our overall cash and cash equivalents interest rate exposure at July 31, 2013, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2013, the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2013.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff and appoint lead counsel. On February 5, 2013, the court appointed James T. Fahey as lead plaintiff in the action. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. We filed a motion to dismiss the amended consolidated complaint on June14, 2013. The lead plaintiff had until July 15, 2013, to file an answer to our motion to dismiss. On August 19, 2013 the court held a hearing on our motion to dismiss and the lead plaintiff’s motion to strike. On August 23, 2013, the court issued its order granting our motion to dismiss and denying the lead plaintiff’s motion to strike. By its order, the court also granted the lead plaintiff leave to amend his complaint by no later than September 16, 2013. We believe that the class action lawsuit is without merit, and we intend to vigorously defend the action and are seeking dismissal of the complaint. Due to the early stage of the proceeding, we believe that the probability of an unfavorable outcome or loss related to the proceeding and an estimate of the amount or range of loss related to the claims, if any, from an unfavorable outcome is not determinable at this time.

Federal Shareholder Derivative Lawsuit

On May 9, 2013, an alleged shareholder filed in the U.S. District Court for the Central District of California a derivative lawsuit purportedly on behalf of the Company against certain of our executive officers and directors, captioned Michael Roy, Derivatively on Behalf of Nominal Defendant Peregrine Pharmaceuticals, Inc. v. Steven W. King, et al. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those contained in the consolidated securities class action described above. This case was subsequently transferred to the same court and judge handling the securities class action lawsuit discussed above. On May 31, 2013, the judge issued an order staying this derivative litigation pending the final resolution of our motion to dismiss in the securities class action.

Other Legal Matters

On September 24, 2012, we filed a lawsuit against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. We had contracted with CSM in 2010 as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We granted CSM until July 19, 2013 to file an answer to our complaint, which CSM did on July 11, 2013. No further activity has occurred since that date.

ITEM 1A.	RISK FACTORS.

The following risk factors below update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report for the fiscal year ended April 30, 2013.

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations.

At July 31, 2013, we had $41,600,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue in the foreseeable future. Our net loss incurred during the three-month period ended July 31, 2013 amounted to $7,600,000 and our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2013, we raised $15,197,000 in aggregate gross proceeds under an At Market Sales Issuance Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). Subsequent to July 31, 2013 and through September 9, 2013, we raised an additional $4,372,000 in aggregate gross proceeds under the aforementioned At Market Issuance Sales Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least fiscal year 2014 based on our current projections, which includes the initiation of our pivotal Phase III clinical trial of bavituximab combined with docetaxel in second-line NSCLC, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

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

With respect to our ability to raise additional capital from the issuance of equity, as of September 9, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $117,059,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

We have had significant losses and we anticipate future losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for the three months ended July 31, 2013 and for each of the past three fiscal years:

Net Loss
Three months ended July 31, 2013 (unaudited)	$7,600,000
Fiscal Year 2013	$29,780,000
Fiscal Year 2012	$42,119,000
Fiscal Year 2011	$34,151,000

As of July 31, 2013, we had an accumulated deficit of $375,504,000. While we expect to continue to generate revenue from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. Furthermore, as evidenced by the increase in our net loss for fiscal years 2011 and 2012, during which we were conducting the majority of our Phase IIb trial in NSCLC, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. We anticipate initiating our Phase III trial in NSCLC by the end of calendar year 2013, and therefore expect our net losses for fiscal year 2014 to exceed our net loss for fiscal year 2013. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of July 31, 2013, there were 153,506,811 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 23,747,431 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and exercise of outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and common shares available for issuance under our stock incentive plans	19,934,069
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,438,559
Common shares issuable upon exercise of outstanding warrants	374,803
Total shares of common stock reserved for issuance	23,747,431

In addition, the above table does not include shares of common stock we could potentially issue from time to time, in one or more offerings, under our current effective shelf registration statements in exchange for remaining aggregate gross proceeds of up to $121,431,000 as of July 31, 2013.

Of the total options and warrants outstanding as of July 31, 2013, 13,568,617 would be considered dilutive to stockholders because we would receive an amount per share, which is less than the market price of our common stock at July 31, 2013.

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

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California (the “Court”) against us and certain of our executive officers and one consultant (collectively, the “Individual Defendants”) on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and the Individual Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim median overall survival results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the court appointed James T. Fahey as lead plaintiff in the action. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. We filed a motion to dismiss the amended consolidated complaint on June 14, 2013. The lead plaintiff had until July 15, 2013, to file an answer to our motion to dismiss. On August 19, 2013 the court held a hearing on our motion to dismiss and the lead plaintiff’s motion to strike. On August 23, 2013, the court issued its order granting our motion to dismiss and denying the lead plaintiff’s motion to strike. By its order, the court also granted the lead plaintiff leave to amend his complaint by no later than September 16, 2013.

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

The following table shows the high and low sales price and trading volume of our common stock for each of the last twelve (12) fiscal quarters ended July 31, 2013:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low

Quarter Ended July 31, 2013	$2.06	$1.11	21,624	682
Quarter Ended April 30, 2013	$2.43	$1.20	30,965	811
Quarter Ended January 31, 2013	$2.78	$0.69	62,489	739
Quarter Ended October 31, 2012	$5.50	$0.67	68,511	563
Quarter Ended July 31, 2012	$1.89	$0.42	11,875	276
Quarter Ended April 30, 2012	$1.14	$0.39	7,397	282
Quarter Ended January 31, 2012	$1.53	$0.85	7,162	138
Quarter Ended October 31, 2011	$1.88	$0.95	2,450	110
Quarter Ended July 31, 2011	$2.48	$1.56	1,012	144
Quarter Ended April 30, 2011	$2.74	$2.05	929	152
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105
Quarter Ended October 31, 2010	$2.08	$1.25	4,997	118

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	the success or failure of our internal drug development efforts;
•	positive or negative data reported on programs in clinical trials we or our investigators are conducting;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	uncertainties about our ability to continue to fund our operations beyond the next twelve months, including our planned Phase III clinical trial with bavituximab in second-line NSCLC;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of partnering transactions, licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or other proprietary rights;
•	regulatory developments, including possible delays, and product safety concerns;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

In order to obtain FDA approval to market a new drug product, we or our potential partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our potential partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we may continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	obtaining regulatory approval to commence a clinical trial;
•	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities imposed protocol requirements;
•	the inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
•	shortages of chemotherapy or other drugs used in clinical trials in combination with bavituximab;
•	the need or desire to modify our manufacturing processes;
•	the inability to adequately observe patients after treatment;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues;
•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and clinical research organizations, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. Certain of our clinical trials are blind or double-blind, including our planned Phase III clinical trial in second-line NSCLC. If the trial is blind, management does not have access to information regarding the trials’ administration and progress. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control, as evidenced by the major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II NSCLC trial. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

In the past we have conducted, and intend to conduct in connection with our planned Phase III trial for second-line NSCLC, clinical trials globally including clinical sites in Eastern Europe, Asia-Pacific and other countries. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Because we intend to conduct clinical trials in foreign counties, any disruption to our international clinical trial sites could significantly delay or jeopardize our product development efforts in those areas.

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

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program.

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

We intend to market bavituximab in international markets either directly or through a potential future collaboration partner, if any. In order to market bavituximab in the European Union, Canada, Japan and many other foreign jurisdictions, we or a potential future collaboration partner must obtain separate regulatory approvals. We have, and potential future collaboration partners may have, had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing at significant cost. The time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. In addition, in some foreign countries where we may not have conducted clinical studies (or treated a sufficient number of patients), the applicable foreign regulatory agency may require us to conduct additional studies in its country to establish the safety of our drug in that patient population, which could delay the approval process in that foreign country. We or a potential future collaboration partner may not obtain foreign regulatory approvals on a timely basis, if at all. We or a potential future collaboration partner may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize bavituximab or any other future products in any market.

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

We received Fast Track designation for our drug candidate Cotara for the treatment of GBM. Fast track designation is a process designed to facilitate the development and expedite the review of new drugs intended to treat serious or life-threatening diseases or conditions and that have the potential to address an unmet medical need for such disease or condition. Fast Track designation applies to the product and the specific indication for which it is being studied. Once a Fast Track designation is obtained, the FDA may consider for review on a rolling basis sections of the New Drug Application (“NDA”) before the complete application is submitted if the applicant provides and the FDA approves a schedule for the submission of the sections of the NDA and the applicant pays applicable user fees upon submission of the first section of the NDA. However, the time period specified in the Prescription Drug User Fee Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is accepted for filing. Although we received Fast Track designation for Cotara, the FDA may later decide that Cotara no longer meets the conditions for qualification. In addition, Fast Track designation may not provide us with a material commercial advantage.

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

In addition, some products in development may compete with Cotara should they become approved for marketing. These products include, but are not limited to: Apocept, a fully human fusion protein, being developed by Apogenix GmbH, rindopepimut, a peptide vaccine under development by Celldex, DCVax® a dendritic cell-based vaccine being developed by Northwest Biotherapeutics and vitespen, a vaccine being developed by Agenus. In addition, oncology products marketed for other indications such as Nexavar® (Bayer/Onyx) are being tested in clinical trials for the treatment of brain cancer.

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

As of April 30, 2013, we had federal and state NOL carryforwards of approximately $266 million and $203 million (excluding losses incurred during the current quarter ended July 31, 2013), respectively, expiring from 2014 to 2033. These NOL carryforwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carryforwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We performed a detailed analysis of our NOL carryforwards through April 30, 2013 and it was determined that no change in ownership had occurred. As a result of this analysis, we currently do not believe any Section 382 limitations will significantly impact our ability to offset income with available NOL carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *
101.INS	XBRL Taxonomy Extension Instance Document. (*) (#)
101.SCH	XBRL Taxonomy Extension Schema Document. (*) (#)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*) (#)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*) (#)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*) (#)
101.PRE	XBRL Presentation Extension Linkbase Document. (*) (#)

__________________

*	Filed herewith

#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: September 9, 2013	By: /s/ STEVEN W. KING
Steven W. King
President and Chief Executive Officer

Date: September 9, 2013	By: /s/ PAUL J. LYTLE
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

