Form 10-Q
period 2013-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2013-12-10
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐     No  ☒

As of December 6, 2013, there were 160,325,891 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Quarterly Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2013	APRIL 30, 2013
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,443,000	$35,204,000
Trade and other receivables, net	1,936,000	1,662,000
Inventories	4,033,000	4,339,000
Prepaid expenses and other current assets, net	874,000	709,000
Total current assets	51,286,000	41,914,000
Property and equipment, net	2,315,000	2,678,000
Other assets	1,506,000	466,000
TOTAL ASSETS	$55,107,000	$45,058,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,371,000	$2,821,000
Accrued clinical trial and related fees	1,029,000	930,000
Accrued payroll and related costs	3,152,000	3,582,000
Deferred revenue, current portion	3,468,000	4,171,000
Customer deposits	7,658,000	8,059,000
Other current liabilities	1,089,000	998,000
Total current liabilities	18,767,000	20,561,000
Deferred revenue, less current portion	292,000	292,000
Other long-term liabilities	399,000	445,000
Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	–	–
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 160,248,742 and 143,768,946, respectively	160,000	143,000
Additional paid-in capital	418,783,000	391,521,000
Accumulated deficit	(383,294,000)	(367,904,000)
Total stockholders’ equity	35,649,000	23,760,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,107,000	$45,058,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

	THREE MONTHS ENDED OCTOBER 31,		SIX MONTHS ENDED OCTOBER 31,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$7,354,000	$6,061,000	$11,935,000	$10,196,000
License revenue	–	78,000	107,000	194,000
Total revenues	7,354,000	6,139,000	12,042,000	10,390,000

COSTS AND EXPENSES:
Cost of contract manufacturing	4,195,000	3,703,000	6,865,000	5,727,000
Research and development	6,957,000	6,053,000	12,261,000	13,034,000
Selling, general and administrative	4,016,000	3,440,000	8,350,000	6,357,000
Total costs and expenses	15,168,000	13,196,000	27,476,000	25,118,000

LOSS FROM OPERATIONS	(7,814,000)	(7,057,000)	(15,434,000)	(14,728,000)

OTHER INCOME (EXPENSE):
Interest and other income	24,000	44,000	45,000	52,000
Interest and other expense	–	(44,000)	(1,000)	(45,000)
Loss on early extinguishment of debt	–	(1,696,000)	–	(1,696,000)

NET LOSS	$(7,790,000)	$(8,753,000)	$(15,390,000)	$(16,417,000)

COMPREHENSIVE LOSS	$(7,790,000)	$(8,753,000)	$(15,390,000)	$(16,417,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	156,948,226	109,405,778	153,170,928	106,344,857

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.08)	$(0.10)	$(0.15)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31,
	2013	2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,390,000)	$(16,417,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,313,000	1,291,000
Depreciation and amortization	493,000	526,000
Loss on early extinguishment of debt	–	1,696,000
Changes in operating assets and liabilities:
Trade and other receivables, net	(274,000)	33,000
Inventories	306,000	(1,815,000)
Prepaid expenses and other current assets, net	(165,000)	(90,000)
Accounts payable	(527,000)	(316,000)
Accrued clinical trial and related fees	99,000	(553,000)
Accrued payroll and related expenses	(430,000)	(74,000)
Deferred revenue	(703,000)	2,414,000
Customer deposits	(401,000)	3,635,000
Other accrued expenses and current liabilities	115,000	70,000
Other long-term liabilities	(46,000)	(58,000)

Net cash used in operating activities	(13,610,000)	(9,658,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(53,000)	(309,000)
Increase in other assets	(1,040,000)	(201,000)

Net cash used in investing activities	(1,093,000)	(510,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $722,000 and $620,000, respectively	23,555,000	17,595,000
Proceeds from issuance of notes payable, net of issuance costs of $251,000	–	14,749,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	282,000	214,000
Proceeds from exercise of stock options	129,000	34,000
Principal payments on notes payable	–	(15,000,000)
Payment of final fee on notes payable	–	(975,000)
Principal payments on capital leases	(24,000)	(39,000)
Net cash provided by financing activities	23,942,000	16,578,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,239,000	6,410,000

CASH AND CASH EQUIVALENTS, beginning of period	35,204,000	18,033,000

CASH AND CASH EQUIVALENTS, end of period	$44,443,000	$24,443,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for purchase of property	$77,000	$–
Fair market value of warrants issued in connection with notes payable	$–	$470,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 (unaudited)

1.          ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine”, “we”, “us”, “our” or the “Company”) is a biopharmaceutical company with a portfolio of innovative monoclonal antibodies in clinical trials focused on the treatment and diagnosis of cancer. We are advancing our lead immunotherapy candidate, bavituximab, into Phase III development for the treatment of second-line non-small cell lung cancer (the “SUNRISE trial”) while also seeking a licensing or funding partner to further advance Cotara into Phase III development for the treatment of brain cancer. In addition, we are evaluating our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types. Peregrine also has in-house manufacturing capabilities through its wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides development and biomanufacturing services for Peregrine and its third-party clients.

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

The interim unaudited condensed consolidated financial statements include the accounts of Peregrine and Avid. All intercompany accounts and transactions have been eliminated in the interim unaudited condensed consolidated financial statements.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 (unaudited) (continued)

Liquidity and Financial Condition

At October 31, 2013, we had $44,443,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Our net loss incurred during the six-month period ended October 31, 2013 amounted to $15,390,000 and our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2013, we raised $24,277,000 in aggregate gross proceeds under an At Market Sales Issuance Agreement (Note 7). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least September 2014 based on our current projections, which includes projected costs associated with our Phase III SUNRISE trial, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

However, our ability to continue to fund our clinical trials and development efforts in future years, including costs to fund our Phase III SUNRISE trial beyond September 2014, is highly dependent on our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, financing our operations through the issuance of equity, securing new funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, we may not be successful in securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid to complete the research, development, and clinical testing of our product candidates. Even if we are successful in obtaining debt financing, it may involve restrictive covenants on the operation of our business and require significant interest payments.

With respect to our ability to raise additional capital from the issuance of equity, as of October 31, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $112,351,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

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
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 (unaudited) (continued)

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
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 (unaudited) (continued)

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

As of October 31, 2013 and April 30, 2013, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 (unaudited) (continued)

Customer Deposits

Customer deposits primarily represent advance billings and/or payments received from Avid’s third-party customers prior to the initiation of contract manufacturing services.

Research and Development Expenses

Research and development costs are charged to expense when incurred in accordance with the authoritative guidance for research and development costs. Research and development expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) share-based compensation expense associated with share-based awards granted to research and development personnel, (iii) costs related to clinical and preclinical testing of our technologies under development, (iv) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (v) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (vi) other research and development expenses.

Accrued Clinical Trial and Related Fees

We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CROs”), hospitals, consultants and other clinical trial related vendors. We maintain regular communication with our vendors, including our CROs, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated financial statements for the three and six months ended October 31, 2013 and 2012.

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

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants in accordance with the authoritative guidance. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options, common shares expected to be issued under our employee stock purchase plan, and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and six months ended October 31, 2013 and 2012.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, common shares expected to be issued under our employee stock purchase plan, and warrants, to purchase up to an aggregate of 3,700,172 and 4,041,090 shares of common stock for the three and six months ended October 31, 2013, respectively, 4,824,231 and 3,472,288 shares of common stock for the three and six months ended October 31, 2012, respectively, since their impact are anti-dilutive during periods of net loss.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase up to an aggregate of 9,832,839 and 6,025,221 shares of common stock for the three and six months ended October 31, 2013, respectively, and 4,884,707 and 5,728,569 shares of common stock for the three and six months ended October 31, 2012, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

3.          Trade and other RECEIVABLEs

Trade and other receivables, net, consists of the following at October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013
Trade receivables(1)	$1,931,000	$1,642,000
Other receivables, net	5,000	20,000
Trade and other receivables, net	$1,936,000	$1,662,000

______________

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of October 31, 2013 and April 30, 2013, we determined an allowance for doubtful accounts of $13,000 and $16,000, respectively, was necessary with respect to our other receivables, and no allowance was necessary with respect to our trade receivables.

4.          PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013
Leasehold improvements	$1,453,000	$1,383,000
Laboratory equipment	5,493,000	5,441,000
Furniture, fixtures, office equipment and software	2,635,000	2,627,000
	9,581,000	9,451,000
Less accumulated depreciation and amortization	(7,266,000)	(6,773,000)
Property and equipment, net	$2,315,000	$2,678,000

Depreciation and amortization expense for three and six months ended October 31, 2013 was $236,000 and $493,000, respectively, and $266,000 and $526,000 for the three and six months ended October 31, 2012, respectively.

5.          INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013
Raw materials	$2,142,000	$2,169,000
Work-in-process	1,891,000	2,170,000
Total inventories	$4,033,000	$4,339,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 (unaudited) (continued)

6.          NOTE PAYABLE

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

In addition, under the Loan Agreement, we agreed to issue to the Lenders six-year warrants to purchase shares of our common stock upon the funding of each tranche in an amount equal to 4.50% of the amount of such tranche divided by the exercise price as defined in the Loan Agreement. Upon the initial funding under the Loan Agreement, we issued the Lenders warrants to purchase an aggregate of 273,280 shares of our common stock at a per share price of $2.47, which are exercisable on a cash or cashless basis, and will expire on August 30, 2018. The fair value of the warrants issued was $470,000 and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 0.87%; expected volatility of 80.20%; expected term of six years; and a dividend yield of 0%. The fair value of the warrants issued was initially recorded as a debt discount with a corresponding increase to additional paid-in capital. As of October 31, 2013, the warrants issued under the Loan Agreement were outstanding and exercisable (Note 9).

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

7.          STOCKHOLDERS’ EQUITY

Sales of Common Stock

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

With respect to financing our operations through the issuance of equity, on December 27, 2012, we entered into an At Market Sales Issuance Agreement (“December 2012 AMI Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $75,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028). During the six months ended October 31, 2013, we sold 15,938,269 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $24,277,000 before deducting commissions and other issuance costs of $722,000. As of October 31, 2013, aggregate gross proceeds of up to $37,351,000 remained available under the December 2012 AMI Agreement.

Shares of Common Stock Authorized and Reserved for Future Issuance

As of October 31, 2013, we had reserved 29,858,569 additional shares of our common stock, which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statement, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and common shares available for issuance under our stock incentive plans	26,306,989
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,176,777
Common shares issuable upon exercise of outstanding warrants	374,803
Total shares of common stock reserved for issuance	29,858,569

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 (unaudited) (continued)

8.          equity compensation plans

Stock Incentive Plans

On October 17, 2013, our stockholders approved an amendment to our 2011 Stock Incentive Plan (the “2011 Plan”) to increase the number of shares of our common stock reserved for issuance under the 2011 Plan from 11,500,000 shares to up to 18,500,000 shares.

As of October 31, 2013, we had an aggregate of 26,306,989 shares of our common stock reserved for issuance under our stock incentive plans, of which, 18,451,688 shares were subject to outstanding options and 7,855,301 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the six months ended October 31, 2013:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2013	15,287,208	$1.84
Granted	4,441,412	$1.42
Exercised	(179,745)	$0.72
Canceled or expired	(1,097,187)	$4.99
Outstanding, October 31, 2013	18,451,688	$1.56

The following summarizes our restricted stock award transaction activity for the six months ended October 31, 2013:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested, May 1, 2013	–	$–
Granted	100,000	$1.39
Vested	(100,000)	$1.39
Canceled or expired	–	$–
Unvested, October 31, 2013	–	$–

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “2010 ESPP”), of which 3,176,777 shares of common stock remain available for purchase as of October 31, 2013. Under the 2010 ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period. The 2010 ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1. During the six months ended October 31, 2013, 261,782 shares of our common stock were purchased under the 2010 ESPP at a purchase price per share of $1.08.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 (unaudited) (continued)

Share-Based Compensation

Total share-based compensation expense for the three and six-month periods ended October 31, 2013 and 2012 are included in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Cost of contract manufacturing	$16,000	$9,000	$40,000	$18,000
Research and development	721,000	289,000	1,462,000	612,000
Selling, general and administrative	983,000	331,000	1,811,000	661,000
Total	$1,720,000	$629,000	$3,313,000	$1,291,000

Share-based compensation from:
Stock options	$1,506,000	$584,000	$3,009,000	$1,199,000
Restricted stock awards	139,000	–	139,000	–
Employee stock purchase plan	75,000	45,000	165,000	92,000
	$1,720,000	$629,000	$3,313,000	$1,291,000

As of October 31, 2013, the total estimated unrecognized compensation cost related to non-vested stock options was $6,749,000. This cost is expected to be recognized over a weighted average vesting period of 1.29 years based on current assumptions.

9.          WARRANTS

No warrants were granted or exercised during the three and six months ended October 31, 2013. As of October 31, 2013, the following warrants to purchase an aggregate of 374,803 shares of our common stock were outstanding:

Date Issued	Warrants Outstanding	Exercise Price Per Share	Expiration Date
December 19, 2008	101,523	$1.4775	December 19, 2013
August 30, 2012 (Note 6)	273,280	$2.4700	August 30, 2018
Total Warrants Outstanding	374,803

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 (unaudited) (continued)

Segment information for the three and six-month periods is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Contract manufacturing services revenue	$7,354,000	$6,061,000	$11,935,000	$10,196,000
Cost of contract manufacturing services	4,195,000	3,703,000	6,865,000	5,727,000

Gross profit	3,159,000	2,358,000	5,070,000	4,469,000

Revenue from products in research and development	–	78,000	107,000	194,000
Research and development expense	(6,957,000)	(6,053,000)	(12,261,000)	(13,034,000)
Selling, general and administrative expense	(4,016,000)	(3,440,000)	(8,350,000)	(6,357,000)
Other income (expense), net	24,000	–	44,000	7,000
Loss on early extinguishment of debt	–	(1,696,000)	–	(1,696,000)
Net loss	$(7,790,000)	$(8,753,000)	$(15,390,000)	$(16,417,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012

United States (customer A)	85%	97%	88%	90%
United States (customer B)	13	–	8	–
Other customers	2	3	4	10
Total	100%	100%	100%	100%

Revenue generated from our products in our research and development segment during the three and six months ended October 31, 2013 and 2012 is directly related to license revenue recognized under licensing agreements with an unrelated entity.

11.          commitments and contingencies

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 (unaudited) (continued)

Securities Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff and appoint lead counsel. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)), appointed James T. Fahey as lead plaintiff, and appointed Mr. Fahey’s counsel as lead counsel. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. On June 14, 2013, Defendants moved to dismiss the amended consolidated complaint. On July 15, 2013, lead plaintiff filed an opposition to Defendants’ motion to dismiss and separately moved to strike certain exhibits attached to Defendants’ motion. On August 19, 2013 the court held a hearing on Defendants’ motion to dismiss and on lead plaintiff’s motion to strike. On August 23, 2013, the court issued its order granting Defendants’ motion to dismiss and denying lead plaintiff’s motion to strike. In its order, the court gave lead plaintiff leave to amend his complaint on or before September 16, 2013. On September 16, 2013 lead plaintiff filed his first amended complaint. On October 3, 2013, Defendants’ filed a motion to dismiss the first amended complaint. Briefing on that motion concluded in early November 2013 and, on November 22, 2013, the court issued an order granting Defendants’ motion to dismiss the first amended complaint. The court again granted lead plaintiff leave to file an amended complaint, which is due no later than January 22, 2014. We believe that the class action lawsuit is without merit and intend to vigorously defend the action, including seeking dismissal of any amended complaint. Due to the early stage of the proceeding, we believe that the probability of an unfavorable outcome or loss related to the proceeding and an estimate of the amount or range of loss related to the claims, if any, from an unfavorable outcome is not determinable at this time.

Derivative Litigation

On May 9, 2013, an alleged shareholder filed, purportedly on behalf of the Company, a derivative lawsuit, captioned Roy v. Steven W. King, et al., Case No. 13-cv-0741-PSG (RNBx), in the U.S. District Court for the Central District of California against certain of our executive officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those asserted in the consolidated securities class action lawsuit, described above (the “Securities Class Action”). This case was subsequently transferred to the same court and judge handling the Securities Class Action lawsuit. On May 31, 2013, the judge issued an order staying this derivative litigation pending the final resolution of defendants’ motions to dismiss in the Securities Class Action.

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. The complaint alleges that the Company’s directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by the Company’s Board of Directors during the past three fiscal years, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to the Company’s directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past three fiscal years, of compensation to the Company’s non-employee directors. In addition, the complaint alleges that the Company’s directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for the Company’s 2013 annual meeting of stockholders. On December 2, 2013, the Chancery Court granted the parties’ stipulation to set a briefing schedule regarding defendants’ response to the complaint. Pursuant to that order, defendants shall serve an answer or motion to dismiss the complaint by January 20, 2014. If defendants move to dismiss the complaint, then plaintiffs must file and serve an opposition brief by February 17, 2014, and defendants must file and serve their reply by March 3, 2014.

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We granted CSM until July 19, 2013 to file an answer to our complaint, which CSM did on July 11, 2013. No further activity has occurred since that date.

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

Overview

We are a biopharmaceutical company with a portfolio of innovative monoclonal antibodies in clinical trials focused on the treatment and diagnosis of cancer. We are advancing our lead immunotherapy candidate, bavituximab, into Phase III development for the treatment of second-line non-small cell lung cancer (the “SUNRISE trial”) while also seeking a licensing or funding partner to further advance Cotara into Phase III development for the treatment of brain cancer. In addition, we are evaluating our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types.

Our pipeline of novel investigational monoclonal antibodies is based on two first-in-class technology platforms, including phosphatidylserine (“PS”)-targeting antibodies and DNA/histone-targeting antibody (Cotara). The following represents a summary of our clinical trials and current status under these first-in-class technology platforms with respect to our oncology and imaging programs in clinical-stage development. Additional information pertaining to each clinical trial is further discussed below.

Product Candidate	Trial	Phase	Status
Bavituximab PS-Targeting Monoclonal Antibody (oncology)	Non-small cell lung cancer (“NSCLC”), second-line, randomized, double blind, placebo-controlled, combined with docetaxel (lead indication) called the SUNRISE trial (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study)	III	Trial expected to be initiated by December 31, 2013.
	NSCLC, second-line, randomized, double-blind, placebo-controlled, combined with docetaxel	IIb	Completed; Final data announced in June 2013 as further described below.
	Pancreatic, front-line, randomized, open-label, combined with gemcitabine	II	Completed; Final data announced in June 2013 as further described below.
	NSCLC, front-line, randomized, open-label, combined with carboplatin and paclitaxel	II	Completed; Data announced in June 2013 as further described below.
	NSCLC, front-line, randomized, open-label, combined with carboplatin and pemetrexed	Ib	Patient enrollment ongoing; Interim data described below.
	HER2-negative breast cancer (MBC), randomized, open-label, combined with paclitaxel	I	Patient enrollment complete; Interim data announced in June 2013 as further described below.
	Liver (HCC), front-line, non-randomized, open-label, combined with sorafenib	I/II	Patient enrollment ongoing; Phase I portion of trial enrolled. Phase II portion of trial enrolling. Interim safety data described below.
	Rectal adenocarcinoma, front-line, randomized, open-label, combined with capecitabine and radiation	I	Patient enrollment ongoing; No data reported to date.

Product Candidate	Trial	Phase	Status
PGN650 PS-targeting F(ab’)2 fully human monoclonal antibody (imaging)	Imaging agent	I*	Patient enrollment ongoing; No data reported to date.
Cotara DNA/histone-targeting monoclonal antibody (oncology)	Glioblastoma multiforme (GBM) (brain cancer)	II	Completed; Reached agreement with FDA on Phase III trial design; Seeking partner to advance to Phase III.

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

The following represents an overview of our bavituximab clinical trials:

Bavituximab in Second-Line NSCLC

Phase III SUNRISE Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

In May 2013, we reached an agreement with the U.S. Food and Drug Administration (“FDA”) on a Phase III registration trial design of our lead clinical immunotherapeutic candidate bavituximab in second-line NSCLC called the SUNRISE trial (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study). The SUNRISE trial design was supported by promising data from our Phase IIb second-line NSCLC trial in the same indication which is described under the heading “Phase IIb Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC” below.

The Phase III SUNRISE trial is a randomized, double-blind, placebo-controlled trial evaluating bavituximab plus docetaxel versus docetaxel alone in approximately 600 patients at clinical sites worldwide. The trial will enroll non-squamous, NSCLC patients who have progressed after standard front-line treatment. Patients will be randomized into one of two treatment arms. One treatment arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity. The other treatment arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity. The primary endpoint of the trial will be overall survival. We anticipate initiating this trial by December 31, 2013.

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

Based on these data and discussions with our medical advisors, we are advancing bavituximab into Phase III development as further discussed above.

Bavituximab in Front-Line NSCLC

Phase II Trial – Bavituximab Plus Paclitaxel/Carboplatin in Front-Line NSCLC

Our Phase II trial was designed to assess bavituximab in combination with paclitaxel and carboplatin in front-line NSCLC. This randomized trial enrolled 86 patients (enrollment completed in September 2011) at clinical sites worldwide. Patients were randomized to one of two treatment arms. All patients were randomized to receive up to six 21-day cycles of paclitaxel and carboplatin (“C/P”). In addition, one arm was randomized to receive bavituximab (3 mg/kg) weekly until progression or toxicity. The primary endpoint of this trial is ORR and secondary endpoints include median PFS, median OS, duration of response, and safety. Patients were evaluated regularly for tumor response according to RECIST criteria.

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

Prompted by the enhanced understanding of bavituximab's immunotherapy mechanism of action that we presented at the 2013 American Academy for Cancer Research (“AACR”) Annual Meeting, we undertook a review of our entire ongoing bavituximab clinical program, including an early analysis of this Phase II front-line NSCLC trial, in order to better direct our clinical development strategy. Results from this analysis, which included less than 60% of survival events, were announced in June 2013 and indicated that, while the bavituximab containing treatment arm currently demonstrated a median OS of over 14 months, there was no meaningful difference in survival between the two arms of the trial that would support the advancement of this combination and the current timing of therapy. Separately, an independent trial with another immunotherapy agent showed that when C/P are given together with immunotherapy, as was done in this trial, the results were similar to the control arm while starting with C/P before administering the immunotherapy gave much more favorable results. This trial is complete and we are evaluating options for moving bavituximab forward in front-line NSCLC.

Phase Ib Trial – Bavituximab Plus Pemetrexed/Carboplatin in Front-Line NSCLC

This investigator-sponsored Phase Ib trial is designed to assess bavituximab with pemetrexed and carboplatin in up to 25 patients with locally advanced or metastatic NSCLC. Interim data conducted on a small number of patients showed encouraging response rates with the combination of carboplatin, pemetrexed and bavituximab. This trial continues to enroll and dose patients.

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

The initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform in the clinic. Our current PGN650 clinical trial evaluating PGN650 imaging in multiple solid tumor types in up to 12 patients was filed under an exploratory IND with the FDA. The primary goal of the trial is to estimate radiation dosimetry in critical and non-critical organs and secondary trial objectives include tumor imaging and safety. Results from this study may open the door for multiple applications including development of antibody drug conjugates, the ability of PGN650 to monitor the effectiveness of current standard cancer treatments, and the ability to potentially select patients that may benefit from bavituximab-based treatment. Patients will receive an imaging dose followed by three (3) PET images: two images on day one and one image on either day two or three. Successful results from this trial could support several promising new areas of research in the imaging and diagnostic fields. This trial continues to enroll and dose patients.

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

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2013 and 2012. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2013	2012	$ Change	2013	2012	$ Change
REVENUES:
Contract manufacturing revenue	$7,354,000	$6,061,000	$1,293,000	$11,935,000	$10,196,000	$1,739,000
License revenue	–	78,000	(78,000)	107,000	194,000	(87,000)
Total revenues	7,354,000	6,139,000	1,215,000	12,042,000	10,390,000	1,652,000

COSTS AND EXPENSES:
Cost of contract manufacturing	4,195,000	3,703,000	492,000	6,865,000	5,727,000	1,138,000
Research and development	6,957,000	6,053,000	904,000	12,261,000	13,034,000	(773,000)
Selling, general & administrative	4,016,000	3,440,000	576,000	8,350,000	6,357,000	1,993,000

Total costs and expenses	15,168,000	13,196,000	1,972,000	27,476,000	25,118,000	2,358,000

LOSS FROM OPERATIONS	(7,814,000)	(7,057,000)	(757,000)	(15,434,000)	(14,728,000)	(706,000)

OTHER INCOME (EXPENSE):
Interest and other income	24,000	44,000	(20,000)	45,000	52,000	(7,000)
Interest and other expense	–	(44,000)	44,000	(1,000)	(45,000)	44,000
Loss on the early extinguishment of debt	–	(1,696,000)	1,696,000	–	(1,696,000)	1,696,000

NET LOSS	$(7,790,000)	$(8,753,000)	$963,000	$(15,390,000)	$(16,417,000)	$1,027,000

Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues

Three Months: The increase in total revenues of $1,215,000 (20%) during the three months ended October 31, 2013 compared to the same period in the prior year was due to an increase in contract manufacturing revenue of $1,293,000 offset by a $78,000 decrease in license revenue. The increase in contract manufacturing revenue was primarily associated with additional process development related services provided in the current period compared to the same prior year period.

Six Months: The increase in total revenues of $1,652,000 (16%) during the six months ended October 31, 2013 compared to the same period in the prior year was due to an increase in contract manufacturing revenue of $1,739,000 offset by an $87,000 decrease in license revenue. The increase in contract manufacturing revenue was primarily due to an increase in the number of manufacturing runs completed in the current year six-month period compared to the same prior year period combined with an increase in process development related services due to an increase in demand for services.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for fiscal year 2014 to be in-line with total revenues reported in fiscal year 2013. In addition, based on our existing license agreements, we do not expect to recognize additional license revenue for the remainder of the current fiscal year.

Cost of Contract Manufacturing

Three and Six Months: The increases cost of contract manufacturing of $492,000 (13%) and $1,138,000 (20%) during the three and six months ended October 31, 2013, respectively, compared to the same periods in the prior year was primarily due to the current year three and six-month period increases in contract manufacturing revenue. In addition, due to the similar mix of services completed during the current and prior year periods, our current year three and six-month period gross margins of 43% and 42%, respectively, remained in-line with our prior year three and six-month gross margins of 39% and 44%, respectively.

Research and Development Expenses

Research and development (“R&D”) expenses primarily include (i) payroll and related costs associated with research and development personnel, (ii) share-based compensation expense associated with share-based awards granted to research and development personnel (iii) costs related to clinical and preclinical testing of our technologies under development, (iv) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (v) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (vi) other research and development expenses.

Three Months: The increase in R&D expenses of $904,000 (15%) during the three months ended October 31, 2013 compared to the same period in the prior year was due to the following changes associated with each of our following technology platforms under development:

Technology Platform	R&D Expenses - Three Months Ended October 31, 2013	R&D Expenses - Three Months Ended October 31, 2012	$ Change
PS-Targeting	$6,571,000	$5,820,000	$751,000
Cotara®	386,000	233,000	153,000
Total R&D Expenses	$6,957,000	$6,053,000	$904,000

o	PS-Targeting (bavituximab and PGN650) – The increase in PS-targeting program expenses of $751,000 during the three months ended October 31, 2013 compared to the same period in the prior year was primarily due to increases in third-party vendor costs and manufacturing expenses associated with preparing for the initiation of our Phase III SUNRISE trial combined with an increase in share-based compensation expense. These current year three-month period increases in PS-targeting program expenses were offset by decreases in third-party vendor costs regarding our three separate company-sponsored Phase II trials using bavituximab in combination with chemotherapy for the treatment of patients with (i) front-line NSCLC, (ii) second-line NSCLC, and (iii) pancreatic cancer, as patient enrollment in these trials was completed in the prior fiscal year.

o	Cotara – The increase in Cotara related expenses of $153,000 during the three months ended October 31, 2013 compared to the same period in the prior year was primarily due to incremental increases in manufacturing costs, payroll and related expenses and share-based compensation expense.

Six Months: The decrease in R&D expenses of $773,000 (6%) during the six months ended October 31, 2013 compared to the same period in the prior year was due to the following changes associated with each of our following technology platforms under development:

Technology Platform	R&D Expenses - Six Months Ended October 31, 2013	R&D Expenses - Six Months Ended October 31, 2012	$ Change
PS-Targeting	$10,560,000	$12,521,000	$(1,961,000)
Cotara®	1,701,000	513,000	1,188,000
Total R&D Expenses	$12,261,000	$13,034,000	$(773,000)

o	PS-Targeting (bavituximab and PGN650) – The decrease in PS-targeting program expenses of $1,961,000 during the six months ended October 31, 2013 compared to the same period in the prior year was primarily due to decreases in third-party vendor costs regarding our three separate company-sponsored Phase II trials using bavituximab in combination with chemotherapy for the treatment of patients with (i) front-line NSCLC, (ii) second-line NSCLC, and (iii) pancreatic cancer, as patient enrollment in these trials was completed in the prior fiscal year. These decreases in clinical trial expenses were further supplemented with a decrease in manufacturing costs incurred in the current year period due to timing of needed manufacturing services combined with a decrease in technology license fees associated with our PS-targeting program. These current year six-month period decreases in PS-targeting program expenses were offset by increases in third-party vendor costs associated with preparing for the initiation of our Phase III SUNRISE trial and share-based compensation expense.

o	Cotara – The increase in Cotara related expenses of $1,188,000 during the six months ended October 31, 2013 compared to the same period in the prior year was primarily due to an increase in manufacturing costs associated with preparing Cotara for potential later-stage clinical trials for the treatment of GBM combined with an increase in share-based compensation expense.

Based on our current projections, we expect research and development expenses in fiscal year 2014 to increase in comparison to fiscal year 2013 as we advance our Phase III SUNRISE trial and continue our exploration of bavituximab’s broad potential in the treatment and diagnosis of cancer in other indications and combinations. These projections include a number of uncertainties, including but not limited to, (i) the uncertainty of the rate at which patients will be enrolled in any current or future clinical trials, including, our Phase III SUNRISE trial, (ii) the uncertainty of future clinical and preclinical studies, which are dependent upon the results of current clinical and preclinical studies, (iii) the uncertainty of obtaining regulatory approval to advance our current exploratory IND clinical program to Phase I or to commence any future trials, and (iv) the uncertainty of terms related to any potential future partnering or licensing arrangement. During fiscal year 2014, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform as we are actively seeking potential partners to further advance the Cotara clinical program.

Looking beyond fiscal year 2014, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of the progress and results of our ongoing preclinical and clinical studies, and any additional preclinical and clinical studies we may initiate in the future based on their results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical study;
•	the uncertainty of the FDA allowing our non-lead indication oncology studies to move forward from Phase I clinical studies to Phase II clinical studies or Phase II clinical studies to Phase III clinical studies;
•	the uncertainty of the FDA allowing our lead molecular imaging agent, PGN650, to move forward from an exploratory study to a Phase I or Phase II clinical study;
•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond September 2014.

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

Three Months: The increase in SG&A expenses of $576,000 (17%) during the three months ended October 31, 2013 compared to the same period in the prior year was primarily due to increases in share-based compensation expense and payroll and related expenses of $653,000 and $300,000, respectively. These amounts were offset by an aggregate current period decrease of $395,000 associated with decreases in corporate legal fees, market research fees, audit and accounting fees, and annual shareholder meeting expenses. The increase in share-based compensation expense (non-cash) was primarily related to the amortization of the fair value of options granted to employees and board members under a non-routine broad based grant during December 2012 and a routine annual broad-based grant during May 2013. The increase in payroll and related expenses was primarily attributed to increases in compensation and other employee-related benefits.

Six Months: The increase in SG&A expenses of $1,993,000 (31%) during the six months ended October 31, 2013 compared to the same period in the prior year was primarily due to increases in share-based compensation expense and payroll and related expenses of $1,150,000 and $672,000, respectively. The increase in share-based compensation expense (non-cash) was primarily related to the amortization of the fair value of options granted to employees and board members under a non-routine broad based grant during December 2012 and a routine annual broad-based grant during May 2013. The increase in payroll and related expenses was primarily attributed to increases in compensation and other employee-related benefits.

Loss on Early Extinguishment of Debt

Three and Six Months: The decreases in loss on early extinguishment of debt of $1,696,000 during the three and six months ended October 31, 2013, respectively, compared to the same periods in the prior year were directly related to the term loan we entered into during the quarter ended October 31, 2012 that was subsequently repaid in full and terminated in the same quarter under an event of default (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). Upon the termination of the term loan, we recorded a loss on the early extinguishment of debt of $1,696,000, which consisted of a final payment fee of $975,000, the unamortized debt discount associated with the fair value of the warrants issued to the lenders under the term loan of $470,000, and unamortized aggregate debt issuance costs of $251,000. The loss on the early extinguishment of debt is included in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2012.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three and six months ended October 31, 2013, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2013.

Liquidity and Capital Resources

At October 31, 2013, we had $44,443,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Our net loss incurred during the six-month period ended October 31, 2013 amounted to $15,390,000 and our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2013, we raised $24,277,000 in aggregate gross proceeds under an At Market Sales Issuance Agreement (as described in Note 7 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least September 2014 based on our current projections, which includes projected costs associated with our pivotal Phase III SUNRISE trial, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

However, our ability to continue to fund our clinical trials and development efforts in future years, including costs to fund our pivotal Phase III SUNRISE trial beyond September 2014, is highly dependent on our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, financing our operations through the issuance of equity, securing new funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, we may not be successful in securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid to complete the research, development, and clinical testing of our product candidates. Even if we are successful in obtaining debt financing, it may involve restrictive covenants on the operation of our business and require significant interest payments.

With respect to our ability to raise additional capital from the issuance of equity, as of October 31, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $112,351,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2013 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Six Months Ended October 31,
	2013	2012
Net loss, as reported	$(15,390,000)	$(16,417,000)
Less non-cash operating expenses:
Share-based compensation	3,313,000	1,291,000
Depreciation and amortization	493,000	526,000
Loss on early extinguishment of debt	–	1,696,000
Net cash used in operating activities before changes in operating assets and liabilities	$(11,584,000)	$(12,904,000)
Net change in operating assets and liabilities	$(2,026,000)	$3,246,000
Net cash used in operating activities	$(13,610,000)	$(9,658,000)

Net cash used in operating activities for the six months ended October 31, 2013 was $13,610,000 compared to $9,658,000 for the same period in the prior year, representing an increase of $3,952,000. This increase in net cash used in operating activities was due to a net change in operating assets and liabilities of $5,272,000 offset by a decrease of $1,320,000 in net loss reported during the current six-month period after deducting non-cash operating expenses. The net change in operating assets and liabilities was primarily due to decreases in customer deposits and deferred revenue associated with payments received in the prior year period from Avid’s third-party customers offset by a decrease in inventories. The decrease in our current six-month net loss was primarily due to a current period increase in total revenues combined with decreases in research and development expenses and loss on early extinguishment of debt, offset by increases in cost of contract manufacturing and selling, general and administrative expenses.

Cash Used In Investing Activities. Net cash used in investing activities increased $583,000 to $1,093,000 for the six months ended October 31, 2013 compared to net cash used in investing activities of $510,000 for the six months ended October 31, 2013. This net increase was due to an increase in other assets of $839,000 offset by a decrease in property and equipment acquisitions of $256,000. The current period increase in other assets was primarily related to current year deposits and/or progress payments for certain additional computer software to enhance operating efficiencies combined with certain additional laboratory equipment to support internal product development efforts and business opportunities at Avid. The current period decrease in property and equipment acquisitions was primarily related to a decrease in laboratory equipment, office equipment and software purchases compared to the prior year period.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $7,364,000 to $23,942,000 for the six months ended October 31, 2013 compared to net cash provided by financing activities of $16,578,000 for the six months ended October 31, 2012. Net cash provided by financing activities for the six months ended October 31, 2013 consisted of $23,555,000 in net proceeds raised from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $411,000 in aggregate net proceeds received from the purchase of shares under our Employee Stock Purchase plan and from stock option exercises, which were offset by principal payments on capital leases of $24,000. Net cash provided by financing activities for the six months ended October 31, 2012, consisted of $17,595,000 in net proceeds raised from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $248,000 in aggregate net proceeds received from the purchase of shares under our Employee Stock Purchase plan and from stock option exercises, which were offset by principal payments on capital leases of $39,000. In addition, during the prior year six-month period, we received gross proceeds of $15,000,000 under a term loan, excluding debt issuance costs of $251,000, which principal amount was repaid in full during the prior year six-month period upon the termination of the term loan agreement on September 25, 2012 (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). In addition, we paid a final payment fee of $975,000 upon the termination of the term loan.

Commitments

At October 31, 2013, we had remaining capital commitments in the amount of $351,000 to purchase certain laboratory equipment to support both Avid’s business opportunities and our internal product development efforts. Such amount is expected to be paid during the remainder of fiscal year 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents, however, they would not have an effect on our outstanding capital lease, which has a fixed interest rate and term.

Based on our overall cash and cash equivalents interest rate exposure at October 31, 2013, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

Item 4. Controls And Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2013.

There were no significant changes in our internal controls over financial reporting, during the quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Securities Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff and appoint lead counsel. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)), appointed James T. Fahey as lead plaintiff, and appointed Mr. Fahey’s counsel as lead counsel. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. On June 14, 2013, Defendants moved to dismiss the amended consolidated complaint. On July 15, 2013, lead plaintiff filed an opposition to Defendants’ motion to dismiss and separately moved to strike certain exhibits attached to Defendants’ motion. On August 19, 2013 the court held a hearing on Defendants’ motion to dismiss and on lead plaintiff’s motion to strike. On August 23, 2013, the court issued its order granting Defendants’ motion to dismiss and denying lead plaintiff’s motion to strike. In its order, the court gave lead plaintiff leave to amend his complaint on or before September 16, 2013. On September 16, 2013 lead plaintiff filed his first amended complaint. On October 3, 2013, Defendants’ filed a motion to dismiss the first amended complaint. Briefing on that motion concluded in early November 2013 and, on November 22, 2013, the court issued an order granting Defendants’ motion to dismiss the first amended complaint. The court again granted lead plaintiff leave to file an amended complaint, which is due no later than January 22, 2014. We believe that the class action lawsuit is without merit and intend to vigorously defend the action, including seeking dismissal of any amended complaint. Due to the early stage of the proceeding, we believe that the probability of an unfavorable outcome or loss related to the proceeding and an estimate of the amount or range of loss related to the claims, if any, from an unfavorable outcome is not determinable at this time.

Derivative Litigation

On May 9, 2013, an alleged shareholder filed, purportedly on behalf of the Company, a derivative lawsuit, captioned Roy v. Steven W. King, et al., Case No. 13-cv-0741-PSG (RNBx), in the U.S. District Court for the Central District of California against certain of our executive officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those asserted in the consolidated securities class action lawsuit, described above (the “Securities Class Action”). This case was subsequently transferred to the same court and judge handling the Securities Class Action lawsuit. On May 31, 2013, the judge issued an order staying this derivative litigation pending the final resolution of defendants’ motions to dismiss in the Securities Class Action.

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. The complaint alleges that the Company’s directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by the Company’s Board of Directors during the past three fiscal years, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to the Company’s directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past three fiscal years, of compensation to the Company’s non-employee directors. In addition, the complaint alleges that the Company’s directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for the Company’s 2013 annual meeting of stockholders. On December 2, 2013, the Chancery Court granted the parties’ stipulation to set a briefing schedule regarding defendants’ response to the complaint. Pursuant to that order, defendants shall serve an answer or motion to dismiss the complaint by January 20, 2014. If defendants move to dismiss the complaint, then plaintiffs must file and serve an opposition brief by February 17, 2014, and defendants must file and serve their reply by March 3, 2014.

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We granted CSM until July 19, 2013 to file an answer to our complaint, which CSM did on July 11, 2013. No further activity has occurred since that date.

Item 1A. Risk Factors.

The following risk factors below update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations or timely complete our phase iii Sunrise trial.

At October 31, 2013, we had $44,443,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Our net loss incurred during the six-month period ended October 31, 2013 amounted to $15,390,000 and our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2013, we raised $24,277,000 in aggregate gross proceeds under an At Market Sales Issuance Agreement (as described in Note 7 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least September 2014 based on our current projections, which includes projected costs associated with our pivotal Phase III SUNRISE trial, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

However, our ability to continue to fund our clinical trials and development efforts in future years, including costs to fund our pivotal Phase III SUNRISE trial beyond September 2014, is highly dependent on our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, financing our operations through the issuance of equity, securing new funding through the issuance of debt, licensing or partnering our products in development, or increasing revenue from our wholly-owned subsidiary, Avid. While we will continue to explore these potential opportunities, we may not be successful in securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid to complete the research, development, and clinical testing of our product candidates. Even if we are successful in obtaining debt financing, it may involve restrictive covenants on the operation of our business and require significant interest payments.

With respect to our ability to raise additional capital from the issuance of equity, as of October 31, 2013, we have an effective shelf registration statement on Form S-3, under which we may issue, from time to time, in one or more offerings, shares of our common stock for gross proceeds of up to $112,351,000. However, our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

We have had significant losses and we anticipate future losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for the six months ended October 31, 2013 and for each of the past three fiscal years:

Net Loss
Six months ended October 31, 2013 (unaudited)	$ 15,390,000
Fiscal Year 2013	$ 29,780,000
Fiscal Year 2012	$ 42,119,000
Fiscal Year 2011	$ 34,151,000

As of October 31, 2013, we had an accumulated deficit of $383,294,000. While we expect to continue to generate revenue from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. Furthermore, as evidenced by the increase in our net loss for fiscal years 2011 and 2012, during which we were conducting the majority of our Phase IIb trial in NSCLC, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. In addition, we anticipate initiating our Phase III SUNRISE trial by December 31, 2013, and therefore expect our net losses for fiscal year 2014 to exceed our net loss for fiscal year 2013. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

The sale of substantial shares of our common stock may depress our stock price.

As of October 31, 2013, there were 160,248,742 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 29,858,569 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and exercise of outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and common shares available for issuance under our stock incentive plans	26,306,989
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,176,777
Common shares issuable upon exercise of outstanding warrants	374,803
Total shares of common stock reserved for issuance	29,858,569

In addition, the above table does not include shares of common stock we could potentially issue from time to time, in one or more offerings, under our current effective shelf registration statements in exchange for remaining aggregate gross proceeds of up to $112,351,000 as of October 31, 2013.

Of the total options and warrants outstanding as of October 31, 2013, 9,225,257 would be considered dilutive to stockholders because we would receive an amount per share, which is less than the market price of our common stock at October 31, 2013.

In addition, we will need to raise substantial additional capital in the future to fund our operations, including our Phase III SUNRISE trial. If we raise additional funds by issuing equity securities, the market price of our securities may decline and our existing stockholders may experience significant dilution.

We and certain of our executive officers and one consultant have been named as defendants in litigation that could result in substantial costs and divert management’s attention.

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “ Defendants”) on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the court appointed James T. Fahey as lead plaintiff in the action. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. On June 14, 2013, Defendants moved to dismiss the amended consolidated complaint. On July 15, 2013, lead plaintiff filed an opposition to Defendants’ motion to dismiss and separately moved to strike certain exhibits attached to Defendants’ motion. On August 19, 2013 the court held a hearing on Defendants’ motion to dismiss and on lead plaintiff’s motion to strike. On August 23, 2013, the court issued its order granting Defendants’ motion to dismiss and denying lead plaintiff’s motion to strike. In its order, the court gave lead plaintiff leave to amend his complaint on or before September 16, 2013. On September 16, 2013 lead plaintiff filed his first amended complaint. On October 3, 2013, Defendants’ filed a motion to dismiss the first amended complaint. Briefing on the motion concluded in early November 2013 and, on November 22, 2013, the court issued an order granting Defendants’ motion to dismiss the first amended complaint. The court again granted lead plaintiff leave to file an amended complaint, which is due no later than January 22, 2014.

There is no guarantee that we will be successful on our motion to dismiss, or in defending should it proceed to trial, the amended consolidated lawsuit. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of the lawsuit could involve the issuance of common stock or other equity, which may dilute your ownership interest. Any payments or settlement arrangements could have material adverse effects on our business, operating results, financial condition or your ownership interest. Even if the lead plaintiff’s claims are not successful, this litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition or partnering efforts. In addition, such consolidated lawsuit may make it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), and attract and retain qualified executive officers, other employees and directors.

Our highly volatile stock price and trading volume may adversely affect the liquidity of our common stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile.

The following table shows the high and low sales price and trading volume of our common stock for each of the last twelve (12) fiscal quarters ended October 31, 2013:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low

Quarter Ended October 31, 2013	$1.54	$1.25	4,968	409
Quarter Ended July 31, 2013	$2.06	$1.11	21,624	682
Quarter Ended April 30, 2013	$2.43	$1.20	30,965	811
Quarter Ended January 31, 2013	$2.78	$0.69	62,489	739
Quarter Ended October 31, 2012	$5.50	$0.67	68,511	563
Quarter Ended July 31, 2012	$1.89	$0.42	11,875	276
Quarter Ended April 30, 2012	$1.14	$0.39	7,397	282
Quarter Ended January 31, 2012	$1.53	$0.85	7,162	138
Quarter Ended October 31, 2011	$1.88	$0.95	2,450	110
Quarter Ended July 31, 2011	$2.48	$1.56	1,012	144
Quarter Ended April 30, 2011	$2.74	$2.05	929	152
Quarter Ended January 31, 2011	$3.10	$1.46	3,434	105

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	the success or failure of our internal drug development efforts;
•	positive or negative data reported on programs in clinical trials we or our investigators are conducting;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	uncertainties about our ability to continue to fund our operations beyond September 2014, including our Phase III SUNRISE trial;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of partnering transactions, licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or other proprietary rights;
•	regulatory developments, including possible delays, and product safety concerns;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

We are focusing most of our near-term research and development activities and resources on bavituximab, and we believe a significant portion of the value of our Company relates to our ability to develop this drug candidate. The development of bavituximab is subject to many risks, including the risks discussed in other risk factors. If the results of clinical trials of bavituximab, including our Phase III SUNRISE trial, the regulatory decisions affecting bavituximab, the anticipated or actual timing and plan for commercializing bavituximab, or, ultimately, the market acceptance of bavituximab do not meet our, your, analysts or others expectations, the market price of our common stock could be adversely affected.

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

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and clinical research organizations, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. Certain of our clinical trials are blind or double-blind, including our Phase III SUNRISE trial. If the trial is blind, management does not have access to information regarding the trials’ administration and progress. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control, as evidenced by the major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II NSCLC trial. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

In the past we have conducted, and intend to conduct in connection with our Phase III SUNRISE trial, clinical trials globally including clinical sites in Eastern Europe, Asia-Pacific and other countries. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Because we intend to conduct clinical trials in foreign counties, any disruption to our international clinical trial sites could significantly delay or jeopardize our product development efforts.

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

We have completed a single-arm Phase II study with Cotara for the treatment of brain cancer. In our most recent Phase II open-label, multicenter trial, 41 patients with GBM at first relapse were enrolled and received a single-treatment with Cotara. Median overall survival for patients treated with Cotara was 9.3 months. Based on these data and data from earlier clinical studies, in December 2012 we reached an agreement with the FDA on the design of a single pivotal trial to potentially support product registration for Cotara. With this clear clinical path forward, since December 2012 we have been actively pursuing a licensing or funding partner to further advance the program. In the event we are not able to secure a partnership for the program in the U.S., we may not be able to advance the project past its current stage of development. Because there are a limited number of companies, which have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not secure a suitable partner for Cotara. Furthermore, we cannot ensure that if we do secure a suitable licensing partner for the program, the financial terms that they propose will be acceptable to us.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC. Although we are not aware of any other monoclonal antibodies in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Abraxane by Celegene, Afatinib and Vargatef by Boehringer Ingelheim, Avastin® (bevacizumab) and onartuzumab by Roche, ganetespib by Synta Pharmaceuticals, Herceptin® (trastuzumab) by Roche, Rituxan® (rituximab) and Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche, Xalkori® (crizotinib) by Pfizer, and Yervoy® (ipilimumab) and nivolumab by Bristol-Myers Squibb Company. Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to AMP-224 by GlaxoSmithKline, lambrolizumab by Merck & Co., MEDI-4736 by AstraZeneca, Necitumumab by Eli Lilly & Company, pidilizumab by Curetech, RD7466 by Roche and other Active Cellular Immunotherapy candidates by Dendreon and Astuprotimut-r by GlaxoSmithKline. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

We are currently seeking a partner to further develop Cotara for the treatment of recurrent GBM, the most aggressive form of brain cancer. Since Cotara is a single-treatment approach that targets brain tumors from the inside out, it is a novel treatment dissimilar from other drugs approved or in development for this disease. Approved treatments for brain cancer include the Gliadel® Wafer (polifeprosan 20 with carmustine implant) from Eisai, Inc., Temodar® (temozolomide) from Merck, Avastin® (bevacizumab) from Roche, and the NovoTTF-100A System by Novocure. Gliadel® Wafers are inserted in the tumor cavity following surgical resection and releases a chemotherapeutic agent over time. Temodar® is administered orally to patients with brain cancer. Avastin® is a monoclonal antibody that targets VEGF to prevent the formation of new tumor blood vessels. The NovoTTF-100A system is a portable, wearable device that delivers an anti-mitotic, anti-cancer therapy.

In addition, some products in development may compete with Cotara should they become approved for marketing. These products include, but are not limited to: Apocept, a fully human fusion protein, being developed by Apogenix GmbH, rindopepimut, a peptide vaccine under development by Celldex, DCVax® a dendritic cell-based vaccine being developed by Northwest Biotherapeutics, Prophage a personalized vaccine by Agenus, Inc., and vitespen, a vaccine being developed by Agenus. In addition, oncology products marketed for other indications such as Nexavar® (Bayer/Amgen) are being tested in clinical trials for the treatment of brain cancer.

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

Our success is dependent, in part, upon a limited number of key executive officers, each of whom is an at-will employee, and upon our scientific researchers. For example, because of his extensive understanding of our technologies and product development programs, the loss of Mr. Steven W. King, our President & Chief Executive Officer and Director, would adversely affect our development efforts and clinical trial programs during the six to twelve month period that we estimate it would take to find a qualified replacement.

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

As of April 30, 2013, we had federal and state NOL carryforwards of approximately $266 million and $203 million (excluding losses incurred during the six months ended October 31, 2013), respectively, expiring from 2014 to 2033. These NOL carryforwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carryforwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We performed a detailed analysis of our NOL carryforwards through April 30, 2013 and it was determined that no change in ownership had occurred. As a result of this analysis, we currently do not believe any Section 382 limitations will significantly impact our ability to offset income with available NOL carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

_________________

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

PEREGRINE PHARMACEUTICALS, INC.

Date: December 10, 2013	By:	/s/ Steven W. King
Steven W. King President and Chief Executive Officer

Date: December 10, 2013	By:	/s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

