Form 10-Q
period 2014-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2014-03-07
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Yes ☐     No  ☒

As of March 3, 2014, there were 176,481,054 shares of issuer’s common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Quarterly Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2014	APRIL 30, 2013
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,177,000	$35,204,000
Trade and other receivables, net	2,782,000	1,662,000
Inventories	5,224,000	4,339,000
Prepaid expenses and other current assets, net	1,050,000	709,000
Total current assets	72,233,000	41,914,000
Property and equipment, net	2,514,000	2,678,000
Other assets	1,738,000	466,000
TOTAL ASSETS	$76,485,000	$45,058,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,879,000	$2,821,000
Accrued clinical trial and related fees	1,358,000	930,000
Accrued payroll and related costs	3,309,000	3,582,000
Deferred revenue, current portion	4,329,000	4,171,000
Customer deposits	8,646,000	8,059,000
Other current liabilities	1,228,000	998,000
Total current liabilities	20,749,000	20,561,000
Deferred revenue, less current portion	292,000	292,000
Other long-term liabilities	373,000	445,000
Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock-$0.001 par value; authorized 5,000,000 shares; non-voting; nil shares outstanding	–	–
Common stock-$0.001 par value; authorized 325,000,000 shares; outstanding – 176,453,261 and 143,768,946, respectively	176,000	143,000
Additional paid-in capital	447,913,000	391,521,000
Accumulated deficit	(393,018,000)	(367,904,000)
Total stockholders’ equity	55,071,000	23,760,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,485,000	$45,058,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

	THREE MONTHS ENDED JANUARY 31,		NINE MONTHS ENDED JANUARY 31,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$3,885,000	$6,961,000	$15,820,000	$17,157,000
License revenue	–	78,000	107,000	272,000
Total revenues	3,885,000	7,039,000	15,927,000	17,429,000

COSTS AND EXPENSES:
Cost of contract manufacturing	2,416,000	3,651,000	9,281,000	9,378,000
Research and development	6,649,000	5,437,000	18,910,000	18,471,000
Selling, general and administrative	4,563,000	3,112,000	12,913,000	9,469,000
Total costs and expenses	13,628,000	12,200,000	41,104,000	37,318,000

LOSS FROM OPERATIONS	(9,743,000)	(5,161,000)	(25,177,000)	(19,889,000)

OTHER INCOME (EXPENSE):
Interest and other income	23,000	255,000	68,000	307,000
Interest and other expense	(4,000)	(8,000)	(5,000)	(53,000)
Loss on early extinguishment of debt	–	–	–	(1,696,000)
NET LOSS	$(9,724,000)	$(4,914,000)	$(25,114,000)	$(21,331,000)

COMPREHENSIVE LOSS	$(9,724,000)	$(4,914,000)	$(25,114,000)	$(21,331,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	163,223,767	131,489,994	156,521,874	114,726,569

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.04)	$(0.16)	$(0.19)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JANUARY 31,
	2014	2013
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,114,000)	$(21,331,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,914,000	2,320,000
Depreciation and amortization	737,000	806,000
Loss on early extinguishment of debt	–	1,696,000
Loss on disposal of property and equipment	4,000	8,000
Changes in operating assets and liabilities:
Trade and other receivables, net	(1,120,000)	370,000
Inventories	(885,000)	(1,024,000)
Prepaid expenses and other current assets, net	(341,000)	(83,000)
Other non-current assets	(50,000)	2,000
Accounts payable	(976,000)	(1,883,000)
Accrued clinical trial and related fees	428,000	(633,000)
Accrued payroll and related expenses	(273,000)	481,000
Deferred revenue	158,000	1,341,000
Customer deposits	587,000	1,864,000
Other accrued expenses and current liabilities	258,000	(64,000)
Other long-term liabilities	(72,000)	(80,000)
Net cash used in operating activities	(21,745,000)	(16,210,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(543,000)	(686,000)
Increase in other assets	(1,222,000)	(55,000)
Net cash used in investing activities	(1,765,000)	(741,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,427,000 and $885,000, respectively	50,980,000	26,166,000
Proceeds from issuance of notes payable, net of issuance costs of $251,000	–	14,749,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	282,000	214,000
Proceeds from exercise of stock options	249,000	77,000
Principal payments on notes payable	–	(15,000,000)
Payment of final fee on notes payable	–	(975,000)
Principal payments on capital leases	(28,000)	(58,000)
Net cash provided by financing activities	51,483,000	25,173,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	27,973,000	8,222,000
CASH AND CASH EQUIVALENTS, beginning of period	35,204,000	18,033,000
CASH AND CASH EQUIVALENTS, end of period	$63,177,000	$26,255,000
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for purchase of property and equipment	$34,000	$11,000
Fair market value of warrants issued in connection with notes payable	$–	$470,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited)

1.            ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine”, “we”, “us”, “our” or the “Company”) is a biopharmaceutical company with a pipeline of novel drug candidates in clinical trials focused on the treatment and diagnosis of cancer. We are advancing our lead immunotherapy candidate, bavituximab, in Phase III development for the treatment of second-line non-small cell lung cancer (the “SUNRISE trial”) while also seeking a licensing or funding partner to further advance Cotara into Phase III development for the treatment of brain cancer. In addition, we are evaluating our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types. Peregrine also has in-house manufacturing capabilities through its wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides development and biomanufacturing services for Peregrine and its third-party clients.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

Liquidity and Financial Condition

At January 31, 2014, we had $63,177,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Our net loss incurred during the nine-month period ended January 31, 2014 amounted to $25,114,000 and our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, raising additional capital in the equity markets, securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2014, we raised $52,407,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Sales Issuance Agreement (Note 7). In February 2014, we raised an additional $19,375,000 in aggregate gross proceeds in connection with a firm commitment underwritten public offering of our newly designated 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) at a public offering price of $25.00 per share (Note 12). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least the next twelve months based on our current projections, which includes projected costs associated with our pivotal Phase III SUNRISE trial, projected cash outflows for the payment of dividends on our Series E Preferred Stock, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

Our ability to raise additional capital in the equity markets to fund our clinical trials and development efforts in future years is dependent on a number of factors, including, but not limited to, the market demand for our common stock and/or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

While we will continue to explore these potential opportunities, we may not be successful in (i) raising additional capital in the equity markets, (ii) securing debt financing, (iii) licensing or partnering our products in development, or (iv) generating additional revenue from Avid, to complete the research, development, and clinical testing of our product candidates.

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

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

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying interim unaudited condensed consolidated financial statements. We also record a provision for estimated contract losses, if any, in the period in which they are determined

License Revenue

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

As of January 31, 2014 and April 30, 2013, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Accrued Clinical Trial and Related Fees

We accrue clinical trial and related fees based on work performed in connection with advancing our clinical trials, which relies on estimates and/or representations from clinical research organizations (“CROs”), hospitals, consultants and other clinical trial related vendors. We maintain regular communication with our vendors, including our CROs, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2014 and 2013.

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

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants in accordance with the authoritative guidance. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of options, common shares expected to be issued under our employee stock purchase plan, and warrants are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share amounts for the three and nine months ended January 31, 2014 and 2013.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, common shares expected to be issued under our employee stock purchase plan, and warrants, to purchase up to an aggregate of 3,800,577 and 3,984,472 shares of common stock for the three and nine months ended January 31, 2014, respectively, 3,387,483 and 3,500,609 shares of common stock for the three and nine months ended January 31, 2013, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase up to an aggregate of 5,547,131 and 5,865,858 shares of common stock for the three and nine months ended January 31, 2014, respectively, and 6,053,421 and 6,044,158 shares of common stock for the three and nine months ended January 31, 2013, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect.

3.            Trade and other RECEIVABLEs

Trade and other receivables, net, consists of the following at January 31, 2014 and April 30, 2013:

	January 31, 2014	April 30, 2013
Trade receivables(1)	$2,769,000	$1,642,000
Other receivables, net	13,000	20,000
Trade and other receivables, net	$2,782,000	$1,662,000

______________

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of January 31, 2014 and April 30, 2013, we determined an allowance for doubtful accounts of $13,000 and $16,000, respectively, was necessary with respect to our other receivables, and no allowance was necessary with respect to our trade receivables.

4.            PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at January 31, 2014 and April 30, 2013:

	January 31, 2014	April 30, 2013
Leasehold improvements	$1,522,000	$1,383,000
Laboratory equipment	5,558,000	5,441,000
Furniture, fixtures, office equipment and software	2,601,000	2,627,000
	9,681,000	9,451,000
Less accumulated depreciation and amortization	(7,167,000)	(6,773,000)
Property and equipment, net	$2,514,000	$2,678,000

Depreciation and amortization expense for three and nine months ended January 31, 2014 was $244,000 and $737,000, respectively, and $280,000 and $806,000 for the three and nine months ended January 31, 2013, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

5.            INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at January 31, 2014 and April 30, 2013:

	January 31, 2014	April 30, 2013
Raw materials	$2,303,000	$2,169,000
Work-in-process	2,921,000	2,170,000
Total inventories	$5,224,000	$4,339,000

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

On September 24, 2012, we received a written notice of default (“Notice of Default”) from the Lenders, with respect to the Loan Agreement. The Notice of Default was triggered by a material adverse change under the Loan Agreement due to our discovery of major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase IIb second-line non-small cell lung cancer (“NSCLC”) clinical trial. Pursuant to the terms of the Notice of Default, all amounts due under the Loan Agreement were declared immediately due and payable by the Lenders. On September 25, 2012, we paid the Lenders all obligations declared due and payable under the Loan Agreement, including outstanding principal of $15,000,000, accrued interest thereon at the Loan Agreement’s applicable fixed rate of 7.95% per annum, plus a final payment fee equal to 6.5% of the principal amount funded (or $975,000), upon which, the Loan Agreement was terminated.

In addition, under the Loan Agreement, we agreed to issue to the Lenders six-year warrants to purchase shares of our common stock upon the funding of each tranche in an amount equal to 4.50% of the amount of such tranche divided by the exercise price as defined in the Loan Agreement. Upon the initial funding under the Loan Agreement, we issued the Lenders warrants to purchase an aggregate of 273,280 shares of our common stock at a per share price of $2.47, which are exercisable on a cash or cashless basis, and will expire on August 30, 2018. The fair value of the warrants issued was $470,000 and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 0.87%; expected volatility of 80.20%; expected term of six years; and a dividend yield of 0%. The fair value of the warrants issued was initially recorded as a debt discount with a corresponding increase to additional paid-in capital. As of January 31, 2014, the warrants issued under the Loan Agreement were outstanding and exercisable (Note 9).

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

With respect to financing our operations through the issuance of equity, on December 27, 2012, we entered into an At Market Sales Issuance Agreement (“December 2012 AMI Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $75,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028), which became effective on April 12, 2012. During the nine months ended January 31, 2014, we sold 31,983,986 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $52,407,000 before deducting commissions and other issuance costs of $1,427,000. As of January 31, 2014, aggregate gross proceeds of up to $9,221,000 remained available under the December 2012 AMI Agreement.

In addition, on December 27, 2013, we filed a shelf registration statement on Form S-3, File number 333-193113 (“December 2013 Shelf”), which became effective on January 16, 2014, under which we may issue, from time to time, in one or more offerings, offer and sale either individually or in combination, shares of our common stock or preferred stock for gross proceeds not to exceed $100,000,000. As of January 31, 2014, we had not issued any shares of our common or preferred stock under the December 2013 Shelf.

Shares of Common Stock Authorized and Reserved for Future Issuance

As of January 31, 2014, we had reserved 29,584,997 additional shares of our common stock, which may be issued under our equity compensation plans and outstanding warrant agreements, excluding shares of common stock that could potentially be issued under our current effective shelf registration statements, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and common shares available for issuance under our stock incentive plans	26,134,940
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,176,777
Common shares issuable upon exercise of outstanding warrants	273,280
Total shares of common stock reserved for issuance	29,584,997

8.            equity compensation plans

Stock Incentive Plans

On October 17, 2013, our stockholders approved an amendment to our 2011 Stock Incentive Plan (the “2011 Plan”) to increase the number of shares of our common stock reserved for issuance under the 2011 Plan from 11,500,000 shares to up to 18,500,000 shares.

As of January 31, 2014, we had an aggregate of 26,134,940 shares of our common stock reserved for issuance under our stock incentive plans, of which, 18,226,657 shares were subject to outstanding options and 7,908,283 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the nine months ended January 31, 2014:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2013	15,287,208	$1.84
Granted	4,615,060	$1.41
Exercised	(338,547)	$0.74
Canceled or expired	(1,337,064)	$4.35
Outstanding, January 31, 2014	18,226,657	$1.57

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

The following summarizes our restricted stock award transaction activity for the nine months ended January 31, 2014:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested, May 1, 2013	–	$ -
Granted	100,000	$1.39
Vested	(100,000)	$1.39
Canceled or expired	–	$ -
Unvested, January 31, 2014	–	$ -

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “2010 ESPP”), of which 3,176,777 shares of common stock remain available for purchase as of January 31, 2014. Under the 2010 ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period. The 2010 ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1. During the nine months ended January 31, 2014, 261,782 shares of our common stock were purchased under the 2010 ESPP at a purchase price per share of $1.08.

Share-Based Compensation

Total share-based compensation expense for the three and nine-month periods ended January 31, 2014 and 2013 are included in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Cost of contract manufacturing	$18,000	$37,000	$58,000	$55,000
Research and development	769,000	539,000	2,231,000	1,151,000
Selling, general and administrative	814,000	453,000	2,625,000	1,114,000
Total	$1,601,000	$1,029,000	$4,914,000	$2,320,000

Share-based compensation from:
Stock options	$1,540,000	$870,000	$4,549,000	$2,069,000
Restricted stock awards	–	–	139,000	–
Employee stock purchase plan	61,000	159,000	226,000	251,000
	$1,601,000	$1,029,000	$4,914,000	$2,320,000

As of January 31, 2014, the total estimated unrecognized compensation cost related to non-vested stock options was $5,452,000. This cost is expected to be recognized over a weighted average vesting period of 1.18 years based on current assumptions.

9.            WARRANTS

No warrants were granted or exercised during the three and nine months ended January 31, 2014. In addition, warrants to purchase 101,523 shares of common stock expired unexercised during the three and nine months ended January 31, 2014. As of January 31, 2014, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018 (Note 6).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

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

Segment information for the three and nine-month periods is summarized as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Contract manufacturing services revenue	$3,885,000	$6,961,000	$15,820,000	$17,157,000
Cost of contract manufacturing services	2,416,000	3,651,000	9,281,000	9,378,000

Gross profit	1,469,000	3,310,000	6,539,000	7,779,000

Revenue from products in research and development	–	78,000	107,000	272,000
Research and development expense	(6,649,000)	(5,437,000)	(18,910,000)	(18,471,000)
Selling, general and administrative expense	(4,563,000)	(3,112,000)	(12,913,000)	(9,469,000)
Other income, net	19,000	247,000	63,000	254,000
Loss on early extinguishment of debt	–	–	–	(1,696,000)
Net loss	$(9,724,000)	$(4,914,000)	$(25,114,000)	$(21,331,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013

United States (customer A)	87%	60%	88%	78%
United States (customer B)	13	2	9	1
United States (customer C)	–	37	2	20
Other customers	–	1	1	1
Total	100%	100%	100%	100%

Revenue generated from our products in our research and development segment during the three and nine months ended January 31, 2014 and 2013 is directly related to license revenue recognized under licensing agreements with an unrelated entity.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

Securities Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff and appoint lead counsel. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)), appointed James T. Fahey as lead plaintiff, and appointed Mr. Fahey’s counsel as lead counsel. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. On June 14, 2013, Defendants moved to dismiss the amended consolidated complaint. On July 15, 2013, lead plaintiff filed an opposition to Defendants’ motion to dismiss and separately moved to strike certain exhibits attached to Defendants’ motion. On August 19, 2013 the court held a hearing on Defendants’ motion to dismiss and on lead plaintiff’s motion to strike. On August 23, 2013, the court issued its order granting Defendants’ motion to dismiss and denying lead plaintiff’s motion to strike. In its order, the court gave lead plaintiff leave to amend his complaint on or before September 16, 2013. On September 16, 2013 lead plaintiff filed his first amended complaint. On October 3, 2013, Defendants’ filed a motion to dismiss the first amended complaint. Briefing on that motion concluded in early November 2013 and, on November 22, 2013, the court issued an order granting Defendants’ motion to dismiss the first amended complaint. The court again granted lead plaintiff leave to file a second amended complaint, which lead plaintiff did on January 22, 2014. On February 24, 2014, Defendants’ filed a motion to dismiss the second amended complaint. The court’s hearing on the Defendant’s motion to dismiss the second amended complaint is scheduled for May 5, 2014. We believe that the class action lawsuit is without merit and intend to vigorously defend the action, including seeking dismissal of any amended complaint. Due to the early stage of the proceeding, we believe that the probability of an unfavorable outcome or loss related to the proceeding and an estimate of the amount or range of loss related to the claims, if any, from an unfavorable outcome is not determinable at this time.

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

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. The complaint alleges that the Company’s directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by the Company’s Board of Directors during the past three fiscal years, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to the Company’s directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past three fiscal years, of compensation to the Company’s non-employee directors. In addition, the complaint alleges that the Company’s directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for the Company’s 2013 annual meeting of stockholders. The defendants filed their answer to the complaint on February 5, 2014. This matter is in the early stages of discovery, and therefore, we believe that the probability of an unfavorable outcome or loss related to the proceeding and an estimate of the amount or range of loss related to the claims, if any, from an unfavorable outcome is not determinable at this time.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM. The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We granted CSM until July 19, 2013 to file an answer to our complaint, which CSM did on July 11, 2013. The parties appeared in court February 2014 for a scheduling conference at which the court scheduled the trial to commence in April 2015.

12.           SUBSEQUENT EVENTS

On February 11, 2014, we entered into an underwriting agreement (the “Underwriting Agreement”) with MLV & Co. LLC (“MLV”), as representative for the underwriters identified therein (collectively, the “Underwriters”), providing for the offer and sale to the Underwriters in a firm commitment underwritten public offering of 700,000 shares (the “Firm Shares”) of the Company’s newly designated 10.50% Series E Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), at a public offering price of $25.00 per share (the “Offering”). In addition, pursuant to the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 105,000 shares of our Series E Preferred Stock under this Offering at the public offering price less the underwriting discount to cover over-allotments, if any (“Overallotment Option”).

We completed the sale of the Firm Shares on February 19, 2014 for aggregate gross proceeds of $17,500,000, before deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, on February 27, 2014, the Underwriters purchased an additional 75,000 shares of our Series E Preferred Stock upon partial exercise of the Overallotment Option at the public offering price of $25.00 per share for aggregate gross proceeds of $1,875,000, before deducting underwriting discounts and commissions and other offering related expenses payable by us. The aggregate net proceeds received from the Offering, including the partial exercise of the Overallotment Option, were approximately $17.9 million, after deducting underwriting discounts and commissions and other offering related expenses.

The Offering was made pursuant to a prospectus supplement filed with the SEC on February 12, 2014 to our registration statement on Form S-3 (File No. 333-193113) (Note 7).

On February 12, 2014, we filed with the Secretary of State of the State of Delaware a Certificate of Designations of Rights and Preferences (the “Certificate of Designations”) to designate the Series E Preferred Stock. The Certificate of Designations designates 2,000,000 shares of Series E Preferred Stock to be created out of our 5,000,000 shares of authorized but unissued shares of preferred stock. The rights and preferences of the Series E Preferred Stock include:

(i) The holders are entitled to receive a 10.50% per annum cumulative quarterly dividend, payable in cash, on or about the 1st day of each of January, April, July, and October;

(ii) The dividend may increase to a penalty rate of 12.50% if: (a) we fail to pay dividends for any four consecutive or nonconsecutive quarterly dividend periods, or (b) once the Series E Preferred Stock becomes initially eligible for listing on a national securities exchange, we fail, for 180 or more consecutive days, to maintain such listing;

(iii) Following a change of control of the Company (as defined in the Certificate of Designations) by a person or entity, we (or the acquiring entity) may, at our option, redeem the Series E Preferred Stock, in whole but not in part, within 120 days after the date on which the change of control has occurred for cash, at the redemption price;

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 (unaudited) (continued)

(iv) We may not redeem the Series E Preferred Stock prior to February 11, 2017 (except following a change of control) and, on and after February 11, 2017, we may redeem the Series E Preferred Stock for cash at our option, from time to time, in whole or in part, at the redemption price;

(v) The redemption price is $25.00 per share, plus any accrued and unpaid dividends (whether or not earned or declared) to, but excluding, the redemption date;

(vi) The liquidation preference is $25.00 per share, plus any accrued and unpaid dividends (whether or not earned or declared);

(vii) The Series E Preferred Stock has no stated maturity date or mandatory redemption and is senior to all of the Company’s other securities;

(viii) There is a general conversion right with respect to the Series E Preferred Stock with an initial conversion price of $3.00, a special conversion right upon a change of control, and a market trigger conversion at our option in the event of Market Trigger (as defined in the Certificate of Designations); and

(ix) The holders of the Series E Preferred Stock have no voting rights, except as defined in the Certificate of Designations.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designations which was filed as Exhibit 3.11 to the Company’s Form 8-A filed with the SEC on February 12, 2014 and is incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in Part II, Section 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, and the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

Overview

We are a biopharmaceutical company with a pipeline of novel drug candidates in clinical trials focused on the treatment and diagnosis of cancer. We are advancing our lead immunotherapy candidate, bavituximab, in Phase III development for the treatment of second-line non-small cell lung cancer (the “SUNRISE trial”) while also seeking a licensing or funding partner to further advance Cotara into Phase III development for the treatment of brain cancer. In addition, we are evaluating our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types.

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

Product Candidate	Trial	Phase	Status
Bavituximab PS-Targeting Monoclonal Antibody (oncology)	Non-small cell lung cancer (“NSCLC”), second-line, randomized, double blind, placebo-controlled, combined with docetaxel (lead indication) called the SUNRISE trial (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study)	III	Trial initiated in December 2013; patient enrollment ongoing.
	NSCLC, second-line, randomized, double-blind, placebo-controlled, combined with docetaxel	IIb	Completed; Final data announced in June 2013 as further described below.
	Pancreatic, front-line, randomized, open-label, combined with gemcitabine	II	Completed; Final data announced in June 2013 as further described below.
	NSCLC, front-line, randomized, open-label, combined with carboplatin and paclitaxel	II	Completed; Data announced in June 2013 as further described below.
	NSCLC, front-line, randomized, open-label, combined with carboplatin and pemetrexed	Ib	Patient enrollment complete; Top-line data is expected during 2014.
	HER2-negative metastatic breast cancer (MBC), randomized, open-label, combined with paclitaxel	I	Patient enrollment complete; Interim data announced in June 2013 as further described below.
	Liver cancer (hepatocellular carcinoma, or HCC), front-line, non-randomized, open-label, combined with sorafenib	I/II	Patient enrollment ongoing in Phase II portion of trial; Interim safety data described below.
	Rectal adenocarcinoma, front-line, randomized, open-label, combined with capecitabine and radiation	I	Patient enrollment ongoing; No data reported to date.

Product Candidate	Trial	Phase	Status
PGN650 PS-targeting F(ab’)2 fully human monoclonal antibody (imaging)	Imaging agent	I*	Patient enrollment ongoing; No data reported to date.
Cotara DNA/histone-targeting monoclonal antibody (oncology)	Glioblastoma multiforme (GBM) (brain cancer)	II	Completed; Reached agreement with FDA on Phase III trial design; Seeking partner to advance to Phase III.

______________

* Filed under an exploratory Investigational New Drug Application (“IND”).

Bavituximab for the Treatment of Solid Tumors

We believe our novel immunotherapy candidate bavituximab may have broad potential for the treatment of multiple types of cancer. We have recently initiated a randomized Phase III trial for bavituximab in combination with docetaxel in second-line NSCLC, our SUNRISE trial. In addition, we have investigator-sponsored trials evaluating different treatment combinations and additional oncology indications for bavituximab.

The following represents an overview of our bavituximab clinical trials:

Bavituximab in Second-Line NSCLC

Phase III SUNRISE Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

Bavituximab is our lead immunotherapy investigational candidate in Phase III development for the treatment of second-line NSCLC. In May 2013, we reached an agreement with the U.S. Food and Drug Administration (“FDA”) on the design of the Phase III SUNRISE trial (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study). The design of the SUNRISE trial was supported by promising data from our Phase IIb second-line NSCLC trial in the same indication which is described under the heading “Phase IIb Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC” below. In December 2013, we initiated the SUNRISE trial and patient enrollment is ongoing. In addition, in January 2014, we announced that bavituximab received FDA Fast Track designation for combination with docetaxel in patients with previously-treated non-squamous NSCLC.

The Phase III SUNRISE trial is a randomized, double-blind, placebo-controlled trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo in approximately 600 patients at clinical sites worldwide. The trial will enroll patients with stage IIIb/IV non-squamous NSCLC who have progressed after standard front-line treatment. Patients will be randomized into one of two treatment arms. One treatment arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity. The other treatment arm will receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity. The primary endpoint of the trial will be overall survival.

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

Based on these data and discussions with our medical advisors and regulatory agencies, we have advanced bavituximab into Phase III development as further discussed above.

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

Prompted by the enhanced understanding of bavituximab's immunotherapy mechanism of action that we presented at the 2013 American Academy for Cancer Research (“AACR”) Annual Meeting, we undertook a review of our entire ongoing bavituximab clinical program, including an early analysis of this Phase II front-line NSCLC trial, in order to better direct our clinical development strategy. Results from this analysis, which included less than 60% of survival events, were announced in June 2013 and indicated that, while the bavituximab containing treatment arm currently demonstrated a median OS of over 14 months, there was no meaningful difference in survival between the two arms of the trial that would support the advancement of this combination and the current timing of therapy. This trial is complete and we are awaiting data from a separate investigator-sponsored Phase Ib trial, as further described below, to determine next steps in advancing bavituximab in front-line NSCLC.

Phase Ib Trial – Bavituximab Plus Pemetrexed/Carboplatin in Front-Line NSCLC

This investigator-sponsored Phase Ib trial is designed to assess bavituximab with pemetrexed and carboplatin in up to 25 patients with locally advanced or metastatic NSCLC. Interim data conducted on a small number of patients showed encouraging response rates with the combination of carboplatin, pemetrexed and bavituximab. Patient enrollment was recently completed and top-line data is expected during 2014.

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

Bavituximab in HER2-negative Metastatic Breast Cancer (MBC)

This investigator-sponsored Phase I trial was designed to assess bavituximab combined with paclitaxel in up to 14 patients with HER2-negative metastatic breast cancer. In June 2013, investigators reported interim results from 13 evaluable patients showing that 85% of patients achieved an objective tumor response, including 15% of patients achieving a complete response measured in accordance with RECIST criteria. Final data from this study is anticipated in 2014.

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

PS-Targeting Molecular Imaging Program (PGN650)

In addition to our PS-targeting antibodies potential to treat cancer, we believe these antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. PS-targeting antibodies are able to target diseases that present PS on the surface of distressed cells, which we believe is present in multiple disease settings. In oncology, PS is a molecule usually located inside the membrane of healthy cells, but "flips" and becomes exposed on the outside of cells in the tumor microenvironment, creating a specific target for the imaging of multiple solid tumor types.

Our initial clinical candidate is PGN650, a first-in-class PS-targeting F(ab’)2 fully human monoclonal antibody fragment joined to the positron emission tomography (“PET”) imaging radio-isotope iodine-124 (124I) that represents a potential new approach to imaging cancer. In preclinical studies, PGN650 accumulates in tumors and provides exceedingly clear in vivo tumor images.

The initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform in the clinic. Our current PGN650 clinical trial evaluating PGN650 imaging in multiple solid tumor types in up to 12 patients was filed under an exploratory IND with the FDA. The primary goal of the trial is to estimate radiation dosimetry in critical and non-critical organs and secondary trial objectives include tumor imaging and safety. Results from this study may open the door for multiple applications including development of antibody drug conjugates, the ability of PGN650 to monitor the effectiveness of current standard cancer treatments, and the ability to potentially select patients that may benefit from bavituximab-based treatment. Patients will receive an imaging dose followed by three PET images: two images on day one and one image on either day two or three. Successful results from this trial could support several promising new areas of research in the imaging and diagnostic fields. This trial continues to enroll and dose patients.

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

Cotara has been granted FDA and European Medicines Agency orphan drug status for GBM and anaplastic astrocytoma and fast track designation in the U.S. for the treatment of recurrent GBM.

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

Cotara was generally safe and well tolerated in this trial. The most common drug-related adverse events were neurologic in nature and most were managed with corticosteroids.

In December 2012, we reached an agreement with the FDA on the design of a single randomized registration trial comparing two dose levels of Cotara in up to 300 patients. We are currently seeking a partner to further develop Cotara in recurrent GBM.

Integrated Biomanufacturing Subsidiary

In addition to our clinical research and development efforts, we operate a wholly-owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”). Avid is a Contract Manufacturing Organization that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and its third-party clients. In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture all clinical products to support our company-sponsored and investigator-sponsored clinical trials while also preparing for potential commercial launch of bavituximab.

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine-month periods ended January 31, 2014 and 2013. This table provides you with an overview of the changes in the condensed consolidated statements of operations and comprehensive loss for the comparative periods, which are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2014	2013	$ Change	2014	2013	$ Change
REVENUES:
Contract manufacturing revenue	$3,885,000	$6,961,000	$(3,076,000)	$15,820,000	$17,157,000	$(1,337,000)
License revenue	–	78,000	(78,000)	107,000	272,000	(165,000)
Total revenues	3,885,000	7,039,000	(3,154,000)	15,927,000	17,429,000	(1,502,000)

COSTS AND EXPENSES:
Cost of contract manufacturing	2,416,000	3,651,000	(1,235,000)	9,281,000	9,378,000	(97,000)
Research and development	6,649,000	5,437,000	1,212,000	18,910,000	18,471,000	439,000
Selling, general & administrative	4,563,000	3,112,000	1,451,000	12,913,000	9,469,000	3,444,000

Total costs and expenses	13,628,000	12,200,000	1,428,000	41,104,000	37,318,000	3,786,000

LOSS FROM OPERATIONS	(9,743,000)	(5,161,000)	(4,582,000)	(25,177,000)	(19,889,000)	(5,288,000)

OTHER INCOME (EXPENSE):
Interest and other income	23,000	255,000	(232,000)	68,000	307,000	(239,000)
Interest and other expense	(4,000)	(8,000)	4,000	(5,000)	(53,000)	48,000
Loss on the early extinguishment of debt	–	–	–	–	(1,696,000)	1,696,000

NET LOSS	$(9,724,000)	$(4,914,000)	$(4,810,000)	$(25,114,000)	$(21,331,000)	$(3,783,000)

COMPREHENSIVE LOSS	$(9,724,000)	$(4,914,000)	$(4,810,000)	$(25,114,000)	$(21,331,000)	$(3,783,000)

Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues

Three and Nine Months: The decreases in total revenues of $3,154,000 (45%) and $1,502,000 (9%) during the three and nine months ended January 31, 2014, respectively, compared to the same periods in the prior year were due to current year three and nine-month period decreases in contract manufacturing revenue of $3,076,000 and $1,337,000, respectively, and current year three and nine-month period decreases in license revenue of $78,000 and $165,000, respectively. The decreases in contract manufacturing revenue were primarily due to decreases in the number of completed manufacturing runs released and shipped in the current year periods compared to the same prior year periods, which can primarily be attributed to the timing of services provided to third-party customers combined with a decrease in the number of third-party customers requiring manufacturing runs during the current year periods.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue to be between $18 and $22 million for fiscal year 2014. In addition, based on our existing license agreements, we do not expect to recognize additional license revenue for the remainder of the current fiscal year.

Cost of Contract Manufacturing

Three and Nine Months: The decreases in cost of contract manufacturing of $1,235,000 (34%) and $97,000 (1%) during the three and nine months ended January 31, 2014, respectively, compared to the same periods in the prior year was primarily due to the current year three and nine-month period decreases in contract manufacturing revenue. In addition, our three-month period gross margin decreased from 48% in the prior year period to 38% in the current year period while our nine-month period gross margin decreased from 45% in the prior year period to 41% in the current year period. These decreases were primarily due to the mix of services provided in the respective periods.

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

Three Months: The increase in R&D expenses of $1,212,000 (22%) during the three months ended January 31, 2014 compared to the same period in the prior year was due to the following changes associated with each of our following technology platforms under development:

Technology Platform	R&D Expenses - Three Months Ended January 31, 2014	R&D Expenses - Three Months Ended January 31, 2013	$ Change
PS-Targeting	$6,450,000	$4,506,000	$1,944,000
Cotara®	199,000	931,000	(732,000)
Total R&D Expenses	$6,649,000	$5,437,000	$1,212,000

o	PS-Targeting (bavituximab and PGN650) – The increase in PS-targeting program expenses of $1,944,000 during the three months ended January 31, 2014 compared to the same period in the prior year was primarily due to increases in third-party vendor costs and payroll and related expenses associated with preparing for the initiation of our company-sponsored Phase III SUNRISE trial, which was initiated during December 2013, combined with an increase in share-based compensation expense. These current year three-month period increases in PS-targeting program expenses were offset by decreases in expenses associated with three Phase II bavituximab trials that were fully enrolled in the prior fiscal year.

o	Cotara – The decrease in Cotara related expenses of $732,000 during the three months ended January 31, 2014 compared to the same period in the prior year was primarily attributed to decreases in manufacturing costs and payroll and related expenses as our current period R&D efforts were primarily focused on initiating our Phase III SUNRISE trial.

Nine Months: The increase in R&D expenses of $439,000 (2%) during the nine months ended January 31, 2014 compared to the same period in the prior year was due to the following changes associated with each of our following technology platforms under development:

Technology Platform	R&D Expenses - Nine Months Ended January 31, 2014	R&D Expenses - Nine Months Ended January 31, 2013	$ Change
PS-Targeting	$17,010,000	$17,027,000	$(17,000)
Cotara®	1,900,000	1,444,000	456,000
Total R&D Expenses	$18,910,000	$18,471,000	$439,000

o	PS-Targeting (bavituximab and PGN650) – PS-targeting program expenses for the nine months ended January 31, 2014 remained in-line with PS-targeting program expenses for the same period in the prior year. Increases in PS-targeting program expenses for the current year nine-month period were primarily attributed to increases in third-party vendor costs and payroll and related expenses associated with preparing for the initiation of our company-sponsored Phase III SUNRISE trial, which was initiated during December 2013, combined with an increase in share-based compensation expense. However, these current period increases were offset by decreases in expenses associated with three Phase II bavituximab trials that were fully enrolled in the prior fiscal year combined with a current period decrease in manufacturing costs.

o	Cotara – The increase in Cotara related expenses of $456,000 during the nine months ended January 31, 2014 compared to the same period in the prior year was primarily due to increases in manufacturing costs associated with preparing Cotara for potential later-stage clinical trials for the treatment of GBM combined with an increase in share-based compensation expense.

Based on our current projections, we expect research and development expenses in fiscal year 2014 to continue to increase in comparison to fiscal year 2013 as we advance our Phase III SUNRISE trial and continue to evaluate bavituximab’s broad potential in the treatment and diagnosis of cancer in other indications and combinations. These projections include a number of uncertainties, including but not limited to, (i) the uncertainty of the rate at which patients will be enrolled in any current or future clinical trials, including, our Phase III SUNRISE trial, (ii) the uncertainty of future clinical and preclinical studies, which are dependent upon the results of current clinical and preclinical studies, (iii) the uncertainty of obtaining regulatory approval to advance our current exploratory IND clinical program to Phase I or to commence any future trials, and (iv) the uncertainty of terms related to any potential future partnering or licensing arrangement. During fiscal year 2014, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform as we are actively seeking potential partners to further advance the Cotara clinical program.

Looking beyond fiscal year 2014, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of the progress and results of our ongoing preclinical and clinical studies, and any additional preclinical and clinical studies we may initiate in the future based on their results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical study;
•	the uncertainty of the FDA allowing our non-lead indication oncology studies to move forward from Phase I clinical studies to Phase II clinical studies or Phase II clinical studies to Phase III clinical studies;
•	the uncertainty of the FDA allowing our lead molecular imaging agent, PGN650, to move forward from an exploratory study to a Phase I or Phase II clinical study;
•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the next twelve months.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of payroll and related expenses, share-based compensation expense, legal fees, audit and accounting fees, patent fees, investor relation expenses, director fees, insurance expense, and other expenses relating to the general management, administration, and business development activities of the Company.

Three Months: The increase in SG&A expenses of $1,451,000 (47%) during the three months ended January 31, 2014 compared to the same period in the prior year was primarily due to increases in payroll and related expenses, share-based compensation expense (non-cash) and corporate legal fees of $577,000, $361,000 and $138,000, respectively. The increase in payroll and related expenses was primarily attributed to severance expense associated with a former employee combined with increases in compensation attributed to annual employee merit increases and increased employee headcount. The increase in share-based compensation expense (non-cash) was primarily related to the amortization of the fair value of options granted to employees and board members under a non-routine broad based grant during December 2012 and a routine annual broad-based grant during May 2013. The increase in corporate legal fees was primarily related to general corporate legal matters. These increases in SG&A expenses were further supplemented with incremental increases in investor relation expenses, insurance expense, travel and related expenses and other corporate related matters.

Nine Months: The increase in SG&A expenses of $3,444,000 (36%) during the nine months ended January 31, 2014 compared to the same period in the prior year was primarily due to increases in share-based compensation expense (non-cash), payroll and related expenses and corporate legal fees of $1,511,000, $1,249,000 and $231,000, respectively. The increase in share-based compensation expense (non-cash) was primarily related to the amortization of the fair value of options granted to employees and board members under a non-routine broad based grant during December 2012 and a routine annual broad-based grant during May 2013. The increase in payroll and related expenses was primarily attributed to severance expense associated with a former employee combined with increases in compensation attributed to annual employee merit increases, bonuses, and increased employee headcount. The increase in corporate legal fees was primarily related to general corporate legal matters. These increases in SG&A expenses were further supplemented with incremental increases in non-employee director fees, investor relation expenses, insurance expense, market research fees, travel and related expenses and other corporate related matters.

Loss on Early Extinguishment of Debt

Nine Months: The decrease in loss on early extinguishment of debt of $1,696,000 during the nine months ended January 31, 2014, compared to the same period in the prior year was directly related to the term loan we entered into during the prior year quarter ended October 31, 2012 that was subsequently repaid in full and terminated in the same quarter under an event of default (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). Upon the termination of the term loan, we recorded a loss on the early extinguishment of debt of $1,696,000, which consisted of a final payment fee of $975,000, the unamortized debt discount associated with the fair value of the warrants issued to the lenders under the term loan of $470,000, and unamortized aggregate debt issuance costs of $251,000. The loss on the early extinguishment of debt is included in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended January 31, 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three and nine months ended January 31, 2014, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2013.

Liquidity and Capital Resources

At January 31, 2014, we had $63,177,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Our net loss incurred during the nine-month period ended January 31, 2014 amounted to $25,114,000 and our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, raising additional capital in the equity markets, securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2014, we raised $52,407,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Sales Issuance Agreement (as described in Note 7 to the accompanying interim unaudited condensed consolidated financial statements). In February 2014, we raised an additional $19,375,000 in aggregate gross proceeds in connection with a firm commitment underwritten public offering of our newly designated 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) at a public offering price of $25.00 per share (as described in Note 12 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least the next twelve months based on our current projections, which includes projected costs associated with our pivotal Phase III SUNRISE trial, projected cash outflows for the payment of dividends on our Series E Preferred Stock, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

Our ability to raise additional capital in the equity markets to fund our clinical trials and development efforts in future years is dependent on a number of factors, including, but not limited to, the market demand for our common stock and/or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

While we will continue to explore these potential opportunities, we may not be successful in (i) raising additional capital in the equity markets, (ii) securing debt financing, (iii) licensing or partnering our products in development, or (iv) generating additional revenue from Avid, to complete the research, development, and clinical testing of our product candidates.

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2014 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Nine Months Ended January 31,
	2014	2013
Net loss, as reported	$(25,114,000)	$(21,331,000)
Less non-cash operating expenses:
Share-based compensation	4,914,000	2,320,000
Depreciation and amortization	737,000	806,000
Loss on early extinguishment of debt	–	1,696,000
Loss on disposal of property and equipment	4,000	8,000
Net cash used in operating activities before changes in operating assets and liabilities	$(19,459,000)	$(16,501,000)
Net change in operating assets and liabilities	$(2,286,000)	$291,000
Net cash used in operating activities	$(21,745,000)	$(16,210,000)

Net cash used in operating activities for the nine months ended January 31, 2014 was $21,745,000 compared to $16,210,000 for the same period in the prior year, representing an increase of $5,535,000. This increase in net cash used in operating activities was due to an increase of $2,958,000 in net loss reported during the current nine-month period after deducting non-cash operating expenses combined with a net change in operating assets and liabilities of $2,577,000. The increase in our current nine-month period net loss was primarily due to the current period decrease in total revenues combined with the current period increase in selling, general and administrative expenses, offset by a decrease in loss on early extinguishment of debt. The net change in operating assets and liabilities between the current year and prior year nine-month periods was primarily due to increases in trade and other receivables combined with a decrease in deferred revenue, customer deposits, and accrued payroll and related expenses, which were offset by increases in accounts payable and accrued clinical trial and related fees.

Cash Used In Investing Activities. Net cash used in investing activities increased $1,024,000 to $1,765,000 for the nine months ended January 31, 2014 compared to net cash used in investing activities of $741,000 for the nine months ended January 31, 2013. This net increase was due to an increase in other assets of $1,167,000 offset by a decrease in property and equipment acquisitions of $143,000. The increase between the current year and prior year nine-month periods in other assets was primarily related to current year deposits and progress payments related to enhanced information technology combined with certain additional laboratory equipment to support internal product development efforts and business opportunities at Avid. The decrease between the current year and prior year nine-month periods in property and equipment acquisitions was primarily related to decreases in laboratory equipment, office equipment and software purchases offset by an increase in leasehold improvements compared to the prior year period.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $26,310,000 to $51,483,000 for the nine months ended January 31, 2014 compared to net cash provided by financing activities of $25,173,000 for the nine months ended January 31, 2013. Net cash provided by financing activities for the nine months ended January 31, 2014 consisted of $50,980,000 in net proceeds raised from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $531,000 in aggregate net proceeds received from the purchase of shares under our Employee Stock Purchase plan and from stock option exercises, which were offset by principal payments on capital leases of $28,000. Net cash provided by financing activities for the nine months ended January 31, 2013, consisted of $26,166,000 in net proceeds raised from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $291,000 in aggregate net proceeds received from the purchase of shares under our Employee Stock Purchase plan and from stock option exercises, which were offset by principal payments on capital leases of $58,000. In addition, during the prior year nine-month period, we received gross proceeds of $15,000,000 under a term loan, excluding debt issuance costs of $251,000, which principal amount was repaid in full during the prior year nine-month period upon the termination of the term loan agreement on September 25, 2012 (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). In addition, we paid a final payment fee of $975,000 upon the termination of the term loan.

Commitments

At January 31, 2014, we had remaining capital commitments in the amount of $351,000 to purchase certain laboratory equipment to support both Avid’s business opportunities and our internal product development efforts. Such amount is expected to be paid during the remainder of fiscal year 2014 and early fiscal year 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents, however, they would not have an effect on our outstanding capital lease, which has a fixed interest rate and term.

Based on our overall cash and cash equivalents interest rate exposure at January 31, 2014, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2014.

There were no significant changes in our internal controls over financial reporting, during the quarter ended January 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Securities Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff and appoint lead counsel. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)), appointed James T. Fahey as lead plaintiff, and appointed Mr. Fahey’s counsel as lead counsel. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. On June 14, 2013, Defendants moved to dismiss the amended consolidated complaint. On July 15, 2013, lead plaintiff filed an opposition to Defendants’ motion to dismiss and separately moved to strike certain exhibits attached to Defendants’ motion. On August 19, 2013 the court held a hearing on Defendants’ motion to dismiss and on lead plaintiff’s motion to strike. On August 23, 2013, the court issued its order granting Defendants’ motion to dismiss and denying lead plaintiff’s motion to strike. In its order, the court gave lead plaintiff leave to amend his complaint on or before September 16, 2013. On September 16, 2013 lead plaintiff filed his first amended complaint. On October 3, 2013, Defendants’ filed a motion to dismiss the first amended complaint. Briefing on that motion concluded in early November 2013 and, on November 22, 2013, the court issued an order granting Defendants’ motion to dismiss the first amended complaint. The court again granted lead plaintiff leave to file a second amended complaint, which lead plaintiff did on January 22, 2014. On February 24, 2014, Defendants’ filed a motion to dismiss the second amended complaint. The court’s hearing on the Defendant’s motion to dismiss the second amended complaint is scheduled for May 5, 2014. We believe that the class action lawsuit is without merit and intend to vigorously defend the action, including seeking dismissal of any amended complaint. Due to the early stage of the proceeding, we believe that the probability of an unfavorable outcome or loss related to the proceeding and an estimate of the amount or range of loss related to the claims, if any, from an unfavorable outcome is not determinable at this time.

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

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. The complaint alleges that the Company’s directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by the Company’s Board of Directors during the past three fiscal years, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to the Company’s directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past three fiscal years, of compensation to the Company’s non-employee directors. In addition, the complaint alleges that the Company’s directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for the Company’s 2013 annual meeting of stockholders. The defendants filed their answer to the complaint on February 5, 2014. This matter is in the early stages of discovery, and therefore, we believe that the probability of an unfavorable outcome or loss related to the proceeding and an estimate of the amount or range of loss related to the claims, if any, from an unfavorable outcome is not determinable at this time.

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We granted CSM until July 19, 2013 to file an answer to our complaint, which CSM did on July 11, 2013. The parties appeared in court February 2014 for a scheduling conference at which the court scheduled the trial to commence in April 2015.

Item 1A.	Risk Factors.

The following risk factors below update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Risks Related to Our Business

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations or timely complete our phase iii Sunrise trial.

At January 31, 2014, we had $63,177,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Our net loss incurred during the nine-month period ended January 31, 2014 amounted to $25,114,000 and our net losses incurred during the past three fiscal years ended April 30, 2013, 2012 and 2011, amounted to $29,780,000, $42,119,000, and $34,151,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our products under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, raising additional capital in the equity markets, securing debt financing, licensing or partnering our products in development, or generating additional revenue from Avid.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2014, we raised $52,407,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Sales Issuance Agreement (as described in Note 7 to the accompanying interim unaudited condensed consolidated financial statements). In February 2014, we raised an additional $19,375,000 in aggregate gross proceeds in connection with a firm commitment underwritten public offering of our newly designated 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) at a public offering price of $25.00 per share (as described in Note 12 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least the next twelve months based on our current projections, which includes projected costs associated with our pivotal Phase III SUNRISE trial, projected cash outflows for the payment of dividends on our Series E Preferred Stock, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

Our ability to raise additional capital in the equity markets to fund our clinical trials and development efforts in future years is dependent on a number of factors, including, but not limited to, the market demand for our common stock and/or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

While we will continue to explore these potential opportunities, we may not be successful in (i) raising additional capital in the equity markets, (ii) securing debt financing, (iii) licensing or partnering our products in development, or (iv) generating additional revenue from Avid, to complete the research, development, and clinical testing of our product candidates.

We have had significant losses and we anticipate future losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for the nine months ended January 31, 2014 and for each of the past three fiscal years:

Net Loss
Nine months ended January 31, 2014 (unaudited)	$25,114,000
Fiscal Year 2013	$29,780,000
Fiscal Year 2012	$42,119,000
Fiscal Year 2011	$34,151,000

As of January 31, 2014, we had an accumulated deficit of $393,018,000. While we expect to continue to generate revenue from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our products, either alone or with others, and must also manufacture, introduce, market and sell our products. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our products is long and uncertain. Furthermore, as evidenced by the increase in our net loss for fiscal years 2011 and 2012, during which we were conducting the majority of our Phase IIb trial in NSCLC, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. In addition, we initiated our Phase III SUNRISE trial in December 2013, and therefore expect our net loss for fiscal year 2014 to exceed our net loss for fiscal year 2013. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

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

In order to obtain FDA approval to market a new drug product, we or our potential partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our potential partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we may continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	obtaining regulatory approval to commence a clinical trial;
•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities imposed protocol requirements;
•	the inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
•	shortages of chemotherapy or other drugs used in clinical trials in combination with bavituximab;
•	the need or desire to modify our manufacturing processes;
•	the inability to adequately observe patients after treatment;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues;
•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site;
•	insufficient financial resources; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and clinical research organizations, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. Certain of our clinical trials are blind or double-blind, including our Phase III SUNRISE trial. If the trial is blind, management does not have access to information regarding the trial’s administration and progress. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control, as evidenced by the major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II NSCLC trial. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

We have limited experience as a company conducting large-scale clinical trials, or in other areas required for the successful commercialization and marketing of our product candidates.

Results from early stage clinical trials of bavituximab and Cotara may not be indicative of successful outcomes in later stage trials. Negative or limited results from any current or future clinical trial could delay or prevent further development of our product candidates, which would adversely affect our business.

We have limited experience as a company in conducting large-scale, late-stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited. In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Large-scale trials require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control. Any such delays could have a material adverse effect on our business.

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

Data from our preclinical studies and Phase I and Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients. In addition, the results we have obtained in the Phase II trials may not predict results for any future studies and may not predict future therapeutic benefit of our drug candidates. We will be required to demonstrate through larger-scale clinical trials, such as our Phase III SUNRISE trial, that bavituximab and Cotara are safe and effective for use in a diverse population before we can seek regulatory approval for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

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

Obtaining Fast Track designation from the FDA for our drug candidates bavituximab and Cotara does not guarantee faster approval.

We received Fast Track designation for our drug candidates bavituximab and Cotara for the treatment of second-line NSCLC and GBM, respectively. Fast Track designation is a process designed to facilitate the development and expedite the review of new drugs intended to treat serious or life-threatening diseases or conditions and that have the potential to address an unmet medical need for such disease or condition. Fast Track designation applies to the product and the specific indication for which it is being studied. Once a Fast Track designation is obtained, the FDA may consider for review on a rolling basis sections of the New Drug Application (“NDA”) before the complete application is submitted if the applicant provides and the FDA approves a schedule for the submission of the sections of the NDA and the applicant pays applicable user fees upon submission of the first section of the NDA. However, the time period specified in the Prescription Drug User Fee Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is accepted for filing. Although we received Fast Track designation for bavituximab and Cotara, the FDA may later decide that bavituximab and/or Cotara no longer meets the conditions for qualification. In addition, Fast Track designation may not provide us with a material commercial advantage.

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

We face an inherent business risk of exposure to product liability claims in the event that the administration of one of our drugs during a clinical trial adversely affects or causes the death of a patient. Although we maintain product liability insurance for clinical studies in the amount of $5,000,000 per occurrence or $5,000,000 in the aggregate on a claims-made basis, as well as various country specific coverage’s where required for clinical sites located in foreign countries, our coverage may not be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall, could negatively impact our financial position and results of operations.

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

Bavituximab is currently in clinical trials for the treatment of advanced solid tumors, including NSCLC. Although we are not aware of any other monoclonal antibodies in clinical development targeting PS as a potential therapy for advanced solid tumors, there are a number of possible competitors with approved or developmental targeted agents used alone or in combination with standard chemotherapy for the treatment of cancer, including but not limited to, Abraxane by Celegene, Afatinib and Vargatef by Boehringer Ingelheim, Avastin® (bevacizumab) and onartuzumab by Roche, ganetespib by Synta Pharmaceuticals, , Tarceva® (erlotinib) by OSI Pharmaceuticals, Inc. and Roche, Xalkori® (crizotinib) by Pfizer, and Yervoy® (ipilimumab) and nivolumab by Bristol-Myers Squibb Company. Additional possible competitors also exist with approved or developmental immunotherapies including but not limited to AMP-224 by GlaxoSmithKline, lambrolizumab by Merck & Co., MEDI-4736 by AstraZeneca, Imprime PGG by Biothera, Necitumumab and Ramucirumab by Eli Lilly & Company, RG7446 by Roche and other Active Cellular Immunotherapy candidates by Dendreon and Astuprotimut-r by GlaxoSmithKline. There are a significant number of companies developing cancer therapeutics using a variety of targeted and non-targeted approaches. A direct comparison of these potential competitors will not be possible until bavituximab advances to later-stage clinical trials.

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

In addition, some products in development may compete with Cotara should they become approved for marketing. These products include, but are not limited to: Apocept, a fully human fusion protein, being developed by Apogenix GmbH, rindopepimut, a peptide vaccine under development by Celldex, DCVax® a dendritic cell-based vaccine being developed by Northwest Biotherapeutics, and Prophage a personalized vaccine by Agenus, Inc.. In addition, oncology products marketed for other indications such as Nexavar® (Bayer/Amgen) are being tested in clinical trials for the treatment of brain cancer.

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

As of April 30, 2013, we had federal and state NOL carryforwards of approximately $266 million and $203 million (excluding losses incurred during the nine months ended January 31, 2014), respectively, expiring from 2014 to 2033. These NOL carryforwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carryforwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We performed a detailed analysis of our NOL carryforwards through April 30, 2013 and it was determined that no change in ownership had occurred. As a result of this analysis, we currently do not believe any Section 382 limitations will significantly impact our ability to offset income with available NOL carryforwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “ Defendants”) on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the court appointed James T. Fahey as lead plaintiff in the action. The lead plaintiff filed an amended consolidated complaint on April 15, 2013. On June 14, 2013, Defendants moved to dismiss the amended consolidated complaint. On July 15, 2013, lead plaintiff filed an opposition to Defendants’ motion to dismiss and separately moved to strike certain exhibits attached to Defendants’ motion. On August 19, 2013 the court held a hearing on Defendants’ motion to dismiss and on lead plaintiff’s motion to strike. On August 23, 2013, the court issued its order granting Defendants’ motion to dismiss and denying lead plaintiff’s motion to strike. In its order, the court gave lead plaintiff leave to amend his complaint on or before September 16, 2013. On September 16, 2013 lead plaintiff filed his first amended complaint. On October 3, 2013, Defendants’ filed a motion to dismiss the first amended complaint. Briefing on the motion concluded in early November 2013 and, on November 22, 2013, the court issued an order granting Defendants’ motion to dismiss the first amended complaint. The court again granted lead plaintiff leave to file a second amended complaint, which lead plaintiff did file on January 22, 2014. On February 24, 2014, Defendants’ filed a motion to dismiss the second amended complaint. The court’s hearing on the Defendant’s motion to dismiss the second amended complaint is scheduled for May 5, 2014.

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

Risks Related to the Ownership of Our Common Stock

The sale of substantial shares of our common stock may depress our stock price.

As of January 31, 2014, there were 176,453,261 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 29,584,997 additional shares of our common stock that are reserved for future issuance under our stock incentive plans, employee stock purchase plan, and exercise of outstanding warrants, as further described in the following table:

Number of Shares Reserved
Common shares reserved for issuance under outstanding option grants and common shares available for issuance under our stock incentive plans	26,134,940
Common shares reserved for and available for issuance under our Employee Stock Purchase Plan	3,176,777
Common shares issuable upon exercise of outstanding warrants	273,280
Total shares of common stock reserved for issuance	29,584,997

The above table does not include shares of common stock we could potentially issue from time to time, in one or more offerings, under our current effective shelf registration statements. In addition, in February 2014, we raised an additional $19,375,000 in aggregate gross proceeds in connection with a firm commitment underwritten public offering of our newly designated 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) at a public offering price of $25.00 per share (as described in Note 12 to the accompanying interim unaudited condensed consolidated financial statements). The Series E Preferred Stock is convertible in shares of common stock at a conversion price of $3.00 per share. In the event of a change of control (as further described in the certificate of designations for the Series E Preferred Stock, or Certificate of Designations, filed as Exhibit 3.11 to the Company’s Form 8-A filed with the SEC on February 12, 2014), the holders of Series E Preferred Stock will be limited to a maximum number of shares of our common stock or other applicable consideration equal to 29 multiplied by the number of shares of Series E Preferred Stock converted.

Of the total options and warrants outstanding as of January 31, 2014, 13,621,334 would be considered dilutive to stockholders because we would receive an amount per share, which is less than the market price of our common stock at January 31, 2014.

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

The following table shows the high and low sales price and trading volume of our common stock for each of the last twelve (12) fiscal quarters ended January 31, 2014:

	Common Stock Sales Price		Common Stock Daily Trading Volume (000’s omitted)
	High	Low	High	Low

Quarter Ended January 31, 2014	$2.05	$1.16	32,433	998
Quarter Ended October 31, 2013	$1.54	$1.25	4,968	409
Quarter Ended July 31, 2013	$2.06	$1.11	21,624	682
Quarter Ended April 30, 2013	$2.43	$1.20	30,965	811
Quarter Ended January 31, 2013	$2.78	$0.69	62,489	739
Quarter Ended October 31, 2012	$5.50	$0.67	68,511	563
Quarter Ended July 31, 2012	$1.89	$0.42	11,875	276
Quarter Ended April 30, 2012	$1.14	$0.39	7,397	282
Quarter Ended January 31, 2012	$1.53	$0.85	7,162	138
Quarter Ended October 31, 2011	$1.88	$0.95	2,450	110
Quarter Ended July 31, 2011	$2.48	$1.56	1,012	144
Quarter Ended April 30, 2011	$2.74	$2.05	929	152

The market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	the success or failure of our internal drug development efforts;
•	positive or negative data reported on programs in clinical trials we or our investigators are conducting;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	uncertainties about our ability to continue to fund our operations beyond the next twelve months, including our Phase III SUNRISE trial;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of partnering transactions, licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or other proprietary rights;
•	regulatory developments, including possible delays, and product safety concerns;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

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

_____________

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

PEREGRINE PHARMACEUTICALS, INC.

Date: March 7, 2014	By:	/s/ Steven W. King
Steven W. King President and Chief Executive Officer

Date: March 7, 2014	By:	/s/ Paul J. Lytle
Paul J. Lytle Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

