Form 10-K
period 2014-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2014-07-14
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32839

PEREGRINE PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-3698422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14282 Franklin Avenue, Tustin, California	92780
(Address of principal executive offices)	(Zip Code)
(714) 508-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.001 par value per share) Preferred Stock Purchase Rights 10.50% Series E Convertible Preferred Stock ($0.001 par value per share)	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates as of October 31, 2013 was $190,008,079.

Number of shares of common stock outstanding as of July 7, 2014: 179,209,458

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2014.

PEREGRINE PHARMACEUTICALS, INC.

Fiscal Year 2014

Annual Report on Form 10-K

PART I

In this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Company” and “Peregrine” refer to Peregrine Pharmaceuticals, Inc., and our wholly owned subsidiary, Avid Bioservices, Inc. (“Avid”). This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled “Risk Factors” as well as those discussed elsewhere in this Annual Report. You should not duly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

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

Peregrine™, Cotara®, Avid Bioservices® and Betabody™ are trademarks or registered trademarks of Peregrine Pharmaceuticals, Inc.

Item 1. Business

Overview

We are a biopharmaceutical company with a portfolio of novel monoclonal antibodies in clinical trials for the treatment and diagnosis of cancer. With our phosphatidylserine (“PS”)-targeting platform, we are pursuing two clinical programs in cancer with our lead immunotherapy candidate bavituximab and our lead PS-targeting agent, 124I-PGN650 (“PGN650”). Our primary goals for the PS-targeting platform are to continue to advance bavituximab in our ongoing Phase III SUNRISE trial (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study) for the treatment of second-line non-small cell lung cancer (“NSCLC”), continue to explore the broader immunotherapeutic applications of bavituximab in the treatment of cancer, and to explore the broader potential uses of the PS-targeting technology platform.

Our goals for the coming fiscal year include:

•	Continuing the ongoing Phase III SUNRISE trial of bavituximab combined with docetaxel in the lead indication, second-line NSCLC. This trial is supported by data presented at the 2013 American Society of Clinical Oncology (“ASCO”) Annual Meeting from our Phase IIb randomized, double-blind, placebo-controlled trial in the same patient population and the agreed upon Phase III trial design with the U.S. Food and Drug Administration (“FDA”). In January 2014, we announced bavituximab received FDA Fast Track designation for combination with docetaxel in patients with previously-treated non-sqamous NSCLC;

•	Continuing to generate additional preclinical and clinical data to further demonstrate the immunotherapeutic mechanism of action of bavituximab based on reported data presented at the 2013 American Academy for Cancer Research (“AACR”) Annual Meeting, the 2013 Society for Immunotherapy of Cancer (“SITC”) Annual Meeting and more recently, the 2014 Annual Meetings of the Keystone Immune Evolution in Cancer and AACR. We continue to identify new potential clinical indications and therapeutic combinations to best explore the immunotherapeutic mechanism of bavituximab;
•	Continuing to evaluate the bavituximab investigator-sponsored trials (“IST”) in front-line NSCLC (in combination with carboplatin and pemetrexed), HER2-negative metastatic breast cancer (in combination with paclitaxel), liver cancer (in combination with sorafenib), rectal adenocarcinoma (in combination with capecitabine and radiation therapy) and advanced melanoma (in combination with ipilimumab). These ISTs have the potential to further refine our future development plans and to provide further validation of bavituximab’s immunotherapeutic mechanism of action in the clinic;
•	Continuing to advance the clinical development of our lead PS-targeting imaging agent, PGN650, for the imaging of multiple solid tumor types; and
•	Continuing to grow our commercial manufacturing business, Avid Bioservices (“Avid”), which provides development and biomanufacturing services to third-party clients while meeting the needs of our internal clinical programs, including preparing bavituximab for potential commercialization. This business has grown to over $22 million in contract manufacturing revenue in fiscal year 2014.

Our PS-targeting therapeutics are monoclonal antibodies that target and bind to PS, a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, causing the tumor to evade immune detection. PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor. Bavituximab is our lead immunotherapeutic PS-targeting antibody, which has demonstrated broad therapeutic potential and represents a new approach to treating cancer. Bavituximab targets PS and works by activating the immune system causing the maturation of cancer-fighting (M1) macrophages and the development of cytotoxic T-cells that fight solid tumors.

We have identified bavituximab plus docetaxel in second-line NSCLC as our lead indication for bavituximab based on:

•	Promising survival data from our Phase IIb randomized, double-blind, placebo-controlled trial of Stage IIIb/IV patients treated with bavituximab plus docetaxel versus docetaxel alone as second-line treatment, which was presented at the 2013 ASCO Annual Meeting;
•	Data presented at multiple scientific conferences throughout 2013 and 2014 beginning with the 2013 AACR Annual Meeting, which data has yielded definitive insight into bavituximab's immunotherapy mechanism of action;
•	Our increased understanding of docetaxel’s immune-enhancement potential and apoptotic inducing properties;
•	Promising survival data from a single-arm Phase IIa trial evaluating bavituximab plus docetaxel in advanced metastatic breast cancer; and
•	Compelling preclinical data demonstrating synergistic anti-tumor effects when bavituximab is combined with docetaxel.

In addition to the potential for our PS-targeting antibodies to treat cancer, we believe these antibodies may have broad potential for imaging and diagnosis of multiple diseases, including cancer. PGN650 is our lead PS-targeting imaging agent that represents a potential new approach to imaging cancer. We initiated clinical development for PGN650 in 2012 under an exploratory Investigational New Drug (“IND”) application with the FDA. The clinical trial is evaluating PGN650 imaging in multiple solid tumor types.

We also have a wholly-owned Contract Manufacturing Organization (“CMO”) biomanufacturing subsidiary, Avid, that provides fully integrated current Good Manufacturing Practices (“cGMP”) services from cell line development to commercial biomanufacturing for its third-party clients and our company-sponsored and investigator-sponsored trials while also preparing for the potential commercial launch of bavituximab. Avid was established in 2002 and began commercial production in 2005. Avid’s total revenue generated from third-party clients for fiscal years 2014, 2013, and 2012 amounted to $22,294,000, $21,333,000, and $14,783,000, respectively.

We were originally incorporated in the State of California in June 1981 and reincorporated in the State of Delaware on September 25, 1996. Our principal executive offices are located at 14282 Franklin Avenue, Tustin, California, 92780 and our telephone number is (714) 508-6000. Our internet website addresses are www.peregrineinc.com, www.avidbio.com, www.sunrisetrial.com and www.peregrinetrials.com. Information contained on, or accessed through, our websites does not constitute any part of this Annual Report.

Products in Clinical-Stage Development

The following represents a summary of company and investigator-sponsored clinical trials under our first-in-class PS-targeting technology platform with respect to our oncology and imaging programs in clinical-stage development. Additional information pertaining to each clinical trial is further discussed below.

Product Candidate	Indication; Trial Design	Phase	Status
Bavituximab PS-Targeting Monoclonal Antibody (Oncology)	Second-line NSCLC; randomized, double blind, placebo-controlled, combined with docetaxel (SUNRISE Trial)	III	Trial initiated in December 2013; Patient enrollment ongoing.
	Front-line NSCLC; randomized, open-label, combined with carboplatin and pemetrexed	Ib	Patient enrollment complete; Interim data described below.
	HER2-negative metastatic breast cancer (MBC); single arm, open-label, combined with paclitaxel	I	Patient enrollment complete; Interim data described below.
	Advanced liver cancer (hepatocellular carcinoma or HCC); single arm, open-label, combined with sorafenib	I/II	Patient enrollment ongoing in Phase II portion of trial; Interim safety data described below.
	Front-line rectal adenocarcinoma; single arm, open-label, combined with capecitabine and radiation therapy	I	Patient enrollment ongoing.
	Advanced melanoma; randomized, open label, combined with ipilimumab	Ib	Trial initiated in April 2014; Patient enrollment ongoing.
PGN650 PS-targeting F(ab’)2 fully human monoclonal antibody (imaging)	Imaging agent	I*	Patient enrollment ongoing.

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

The following represents an overview of our company and investigator-sponsored bavituximab clinical trials by indication:

Bavituximab in Second-Line NSCLC

Phase III Registration Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

The design of the SUNRISE trial was supported by promising data from our prior Phase IIb second-line NSCLC trial which is described under the heading “Phase IIb Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC” below. The Phase III SUNRISE trial is a randomized, double-blind, placebo-controlled trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo in approximately 600 patients at clinical sites worldwide. The trial is enrolling stage IIIb/IV non-squamous NSCLC patients who have progressed after standard front-line treatment. Patients are randomized into one of two treatment arms. One treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity. The other treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity. The primary endpoint of the trial is overall survival. This trial is currently enrolling patients.

Phase IIb Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

The Phase IIb trial was a randomized, double-blind, placebo-controlled trial evaluating two dose levels of bavituximab plus docetaxel (“bavituximab-containing arms”) versus placebo plus docetaxel (“control arm”) as second-line treatment in 121 patients with Stage IIIb/IV NSCLC. Patients were randomized to one of three treatment arms at clinical sites worldwide and enrollment was completed in October 2011. All patients were randomized to receive up to six 21-day cycles of docetaxel (75 mg/m2). In addition, one arm was randomized to receive bavituximab (3 mg/kg) weekly, a second arm was randomized to receive bavituximab (1 mg/kg) weekly, and a third arm was randomized to receive placebo weekly until progression or toxicity. The trial was designed to evaluate overall response rate, the primary endpoint, measured in accordance with Response Evaluation Criteria In Solid Tumors (“RECIST”) criteria, and progression-free survival, duration of response, overall survival, and safety, were secondary endpoints.

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

Upon discovery of the discrepancies, we initiated an internal review of this Phase IIb trial, which included the testing of investigational product, patient samples and reviewing the operations of multiple vendors, among other activities. The initial results of this internal review were announced on January 7, 2013, and indicated that discrepancies were isolated to the control and 1 mg/kg bavituximab-containing treatment arms of the trial and that there was no evidence of discrepancies in the 3 mg/kg bavituximab-containing treatment arm of the trial. Based on the results of our internal review, we took a conservative approach toward analyzing the results from the trial, which included combining the control arm and 1 mg/kg bavituximab-containing arm into one treatment arm (“combined control arm”), and comparing those results to the 3 mg/kg bavituximab-containing treatment arm.

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

Second-Line NSCLC Market Opportunity

NSCLC represents a high unmet medical need where new therapies are desperately needed. There are approximately 200,000 drug treatable patients with NSCLC receiving second-line treatment annually in the U.S., Europe and Japan. The market for second-line NSCLC therapeutics is expected to exceed $2.0 billion annually by 2022 according to independent market research estimates. Key agents used in the U.S. to treat second-line NSCLC include pemetrexed, docetaxel, and erlotinib.

Bavituximab in Front-Line NSCLC

This investigator-sponsored Phase Ib trial was designed to assess bavituximab with pemetrexed and carboplatin in up to 25 patients with locally advanced or metastatic NSCLC. Interim data conducted on a small number of patients showed encouraging response rates with the combination of carboplatin, pemetrexed and bavituximab. Patient enrollment is complete and additional data is expected during fiscal year 2015.

Bavituximab in HER2-negative Metastatic Breast Cancer (MBC)

This investigator-sponsored Phase I trial was designed to assess bavituximab combined with paclitaxel in up to 14 patients with HER2-negative metastatic breast cancer. Interim data presented at ASCO in June 2013, reported that from 13 evaluable patients, 85% achieved an objective tumor response, including 15% of patients achieving a complete response measured in accordance with RECIST criteria. Patient enrollment is complete and final data from this study is anticipated during fiscal year 2015.

Bavituximab in Advanced Liver Cancer

This ongoing investigator-sponsored Phase I/II trial is designed to assess bavituximab combined with sorafenib in up to 48 patients with advanced liver cancer (“hepatocellular carcinoma” or “HCC”). Data presented at AACR in April 2012 showed that of the nine patients enrolled in the Phase I portion of the study, no dose-limiting toxicities or serious adverse events were observed and the trial is currently enrolling the Phase II part of the study.

Bavituximab in Front-Line Rectal Adenocarcinoma

This ongoing investigator-sponsored Phase I trial is designed to assess bavituximab in combination with capecitabine and radiation therapy in up to 18 patients with Stage II or III rectal adenocarcinoma. The primary endpoint is to determine the safety, feasibility and tolerability with a standard platform of capecitabine and radiation therapy. Secondary endpoints include overall response rate and histopathological response in patients. This trial continues to enroll and dose patients.

Bavituximab in Advanced Melanoma

In April 2014, we announced the opening of an investigator-sponsored Phase Ib trial designed to assess bavituximab in combination with ipilimumab in up to 24 patients with advanced melanoma. The primary endpoint is to determine safety, feasibility and tolerability. Secondary endpoints include measurements of disease control rate and overall survival. This trial is open for enrollment.

PS-Targeting Molecular Imaging Program (PGN650)

In addition to the potential for our PS-targeting antibodies to treat cancer, we believe these antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. PS-targeting antibodies are able to target diseases that present PS on the surface of distressed cells, which we believe is present in multiple disease settings. In oncology, PS is a molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for the imaging of multiple solid tumor types.

Our initial clinical candidate is PGN650, a first-in-class PS-targeting F(ab’)2 fully human monoclonal antibody fragment joined to the positron emission tomography (“PET”) imaging radio-isotope iodine-124 that represents a potential new approach to imaging cancer. In preclinical studies, PGN650 accumulates in tumor vasculature and provides exceedingly clear in vivo tumor images.

Our initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform in the clinic. Our current PGN650 clinical trial evaluating PGN650 imaging in multiple solid tumor types was filed under an exploratory IND with the FDA and will enroll up to 12 patients. Results from this study may open the door for multiple applications including the development of antibody drug conjugates, the use of PGN650 to monitor the effectiveness of current standard cancer treatments, and the ability to potentially select patients that may benefit from bavituximab-based treatment. Patients receive an imaging dose followed by three PET images. Successful results from this trial could support several promising new areas of research in the imaging and diagnostic fields. This trial continues to enroll and dose patients.

Mechanism of Action of Our PS-Targeting Platform

Peregrine’s first-in-class PS-targeting therapeutics are monoclonal antibodies that target and bind to PS, a component of cells normally found only on the inner surface of the cell membrane. Under stress or apoptosis, PS becomes exposed on the surface of tumor blood vessels and on virus-infected cells, exposing a specific target for imaging and therapy of multiple diseases.

PS is a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of tumor cells and cells that line tumor blood vessels, causing the tumor to evade immune detection. Cancer therapies increase PS exposure on the cell surface, further increasing immune suppression in the tumor environment. Bavituximab targets PS and works by activating the immune system, which causes the maturation of cancer-fighting (M1) macrophages and the development of cytotoxic T-cells that fight tumors.

In March 2013, data from a series of preclinical studies presented at AACR demonstrated that PS-targeting antibodies, such as bavituximab, mediate important immuno-stimulatory changes in tumors. These changes include the increased production of inflammatory cytokines, inhibition of immunosuppressive myeloid derived suppressor cells (“MDSCs”), and an increase in tumor-fighting (M1) macrophages and mature dendritic cells that lead to the formation of tumor fighting T-cells.

In-Licensing Agreements

The following represents a summary of our key in-licensing agreements covering our products in clinical development.

Bavituximab

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the PS-targeting technology platform from the University of Texas Southwestern Medical Center at Dallas (“UTSWMC”), including bavituximab. During November 2003, we entered into a non-exclusive license agreement with Genentech, Inc. (“Genentech”) to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program. During December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc. (“Avanir”) covering the generation of a chimeric monoclonal antibody. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to bavituximab we are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. During fiscal year 2014, we expensed $125,000 associated with milestone obligations under in-licensing agreements covering bavituximab, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2013 and 2012.

The following table provides certain information with respect to each of our in-licensing agreements relating to our bavituximab program.

Licensor	Agreement Date	Total Milestone Obligations Expensed To Date	Potential Future Milestone Obligations (1)
UTSWMC	August 2001	$173,000	$300,000
UTSWMC	August 2005	85,000	375,000
Lonza	March 2005	64,000	– (2)
Avanir	December 2003	100,000	1,000,000
Genentech	November 2003	500,000	5,000,000
Total		$922,000	$6,675,000

______________

(1)	Under our current agreements, potential future milestone obligations are due upon achieving certain clinical and regulatory milestones. Based on the current stage of clinical development for bavituximab, future milestone obligations would be due upon submission of a biologics license application in the U.S. and upon FDA approval, which events are currently uncertain and depend on positive clinical trials results. In addition, potential future milestone obligations vary by license agreement (as defined in each license agreement) and certain agreements depend on a valid patent claim, as defined in each of these underlying agreements, at the time the potential milestone is achieved.
(2)	During fiscal year 2012, we completed patient enrollment in our first randomized phase II clinical trial using bavituximab, which triggered an increase in our annual license fee obligation to 75,000 pounds sterling per annum (or approximately $126,000 U.S. based on the exchange rate at April 30, 2014). In addition, in the event we utilize a third-party contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year (or approximately $505,000 U.S. based on the exchange rate at April 30, 2014).

We do not expect to incur any milestone related expenses regarding our bavituximab program during fiscal year 2015. In addition, of the total potential future milestone obligations of $6,675,000, up to $6,400,000 would be due upon the first commercial approval of bavituximab pursuant to these in-licensing agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these future milestones will occur, if at all.

PGN650

In October 1998, we exclusively in-licensed worldwide rights from UTSWMC to certain patent families, which was amended in January 2000 to license patents related to aminophospholipid targeting conjugates, such as PGN650. Under the October 1998 license agreement, as amended, we are obligated to pay UTSWMC a future milestone payment of $300,000 upon the first commercial sale of a licensed aminophospholipid targeting conjugate such as PGN650, plus a low single digit royalty on net sales.

In addition, during fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with Affitech A/S (“Affitech”) regarding the generation and commercialization of a certain number of fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates, including the antibody of our imaging agent PGN650. During fiscal year 2013, under the terms of the development and commercialization agreement, we elected to enter into a license agreement for the PS-targeting antibody used to create PGN650, whereby we paid an up-front license fee and are obligated to pay future milestone payments of up to $1,921,000 based on the achievement of certain potential clinical development and regulatory milestones, plus a low single digit royalty on net sales.

During fiscal year 2013, we expensed $50,000 under in-licensing agreements covering PGN650, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2014 or 2012 covering PGN650. In addition, we do not expect to incur any milestone related expenses regarding our PGN650 program during fiscal year 2015.

Other In-Licensing Agreement Covering a Third-Party Product Development Program

During July 2009, we entered into a patent assignment and sublicense with Affitech whereby we out-licensed exclusive worldwide rights to develop and commercialize certain products under our anti-vascular endothelial growth factor (“VEGF”) intellectual property portfolio as further described in the “Out-Licensing Agreements” section below. The underlying technology licensed to Affitech was in-licensed from UTSWMC in August 2001 under an exclusive worldwide license agreement. Under the UTSWMC license agreement, as amended, our aggregate future milestone obligations are $450,000 assuming the achievement of all development milestones by Affitech. We did not incur any milestone related expenses during the three years ended April 30, 2014. In addition, we do not anticipate making any milestone payments for at least the next fiscal year under the UTSWMC license agreement.

Out-Licensing Agreements

The following represents a summary of our key out-licensing agreements:

During October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our Tumor Necrosis Therapy technology for use in the application of cytokine fusion proteins. During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the agreement, we would receive a royalty on net sales if a product is approved under the agreement. Merck KGaA is currently in the clinical development stage of this program.

During July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84. During September 2010, we and Affitech agreed to amend certain terms of the Affitech Agreements for sublicenses entered into by Affitech with non-affiliates for the territories of Brazil, Russia and other countries of the Commonwealth of Independent States (“CIS”) (the “September 2010 Amendment”). Under the amended terms, we agreed to forego our aforementioned sublicense fee equal to forty-five percent (45%) of the payments received by Affitech (after Affitech deducts fifty percent (50%) of its incurred development costs under the program) for the territories of Brazil, Russia, and the CIS, provided however, that Affitech reinvests such sublicense payments toward the further development of AT001/r84 in those territories. In the event Affitech enters into a licensing transaction for AT001/r84 with a non-affiliate in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us the aforementioned sublicense fees we agreed to forego that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories. The remaining terms of the Affitech Agreements remain unchanged, including milestone and royalty payments. To date, we have not received any payments from Affitech under the September 2010 Amendment.

We recognized revenue of $107,000, $350,000 and $350,000 during fiscal years 2014, 2013, and 2012 under the Affitech Agreements, which amounts are included in license revenue in the accompanying consolidated financial statements.

Avid Bioservices, Inc., Integrated Biomanufacturing Subsidiary

Our wholly-owned subsidiary, Avid, is a CMO that provides fully-integrated services from cell line and process development to clinical and commercial biomanufacturing under cGMP for our’s and Avid’s third-party clients. Avid’s total revenue generated from third-party customers for fiscal years 2014, 2013 and 2012 amounted to $22,294,000, $21,333,000, and $14,783,000, respectively.

Avid manufactures cGMP commercial and clinical products and has over 10 years of experience developing and producing monoclonal antibodies, recombinant proteins and enzymes in batch, fed-batch and perfusion modes. Avid provides an array of contract biomanufacturing services that support the development and cGMP production of clinical and commercial monoclonal antibodies, recombinant proteins and enzymes, including cell culture development, process development and testing of biologics for biopharmaceutical and biotechnology companies. In its cGMP manufacturing suite, Avid maintains three stainless steel bioreactors: a 1,000 liter, a 300 liter, and a 100 liter, and three single-use bioreactors: a 1,000 liter, a 200 liter and a 50 liter.

Operating a cGMP facility requires highly specialized personnel and equipment that must be maintained on a continual basis. Prior to the formation of Avid, we manufactured our own antibodies for more than 10 years and developed the manufacturing expertise and quality systems to provide the same service to other biopharmaceutical and biotechnology companies.

The manufacturing of monoclonal antibodies and recombinant proteins under cGMP is a complex process that includes several phases before the finished drug product is released for clinical or commercial use. The first phase of the manufacturing process, called technology transfer, is to receive the production cell line (the cells that produce the desired protein) and any available process information from the client. The cell line must be adequately tested according to FDA guidelines and/or other regulatory guidelines to certify that it is suitable for cGMP manufacturing.

The second phase of the process occurs within the manufacturing facility. Once the process is developed, pilot runs are generally performed using smaller scale bioreactors, such as 36 or 100 liter bioreactors, in order to verify the process. Once the process is set, the process will be transferred to cGMP manufacturing and a pilot run(s) or full scale engineering run(s) will be performed to finalize manufacturing batch records. After completing the pilot batch run(s), full-scale cGMP manufacturing is typically initiated. Once the cGMP run(s) is completed, batch samples are taken for various required tests, including sterility and viral testing. Once the test results verify that the material meets specifications, the material and/or product is released for its intended use.

Each batch manufactured is tailored to meet our or the client’s specific needs. Full process development from start to finish can take ten months or longer. All stages of manufacturing can generally take from one to several weeks depending on the manufacturing method and process. Material or product testing and release can take up to an additional three months, once the manufacturing process is complete.

Given its inherent complexity, necessity for detail, and magnitude (contracts may be into the millions of dollars), contract negotiations and sales cycle for cGMP manufacturing services can take a significant amount of time. Our anticipated sales cycle from client introduction to signing an agreement will take anywhere from between six months to more than one year.

To date, Avid has been audited and qualified by large and small, domestic and foreign, biotechnology companies interested in the production of biologic material for clinical and commercial use. Additionally, Avid has been audited by several regulatory agencies, including the FDA, European Medicines Agency, the Brazilian Health Surveillance Agency and the California Department of Health.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in our ongoing research and development activities and in the production of our products under development. Our products and our research and development activities are subject to extensive governmental regulation in the U.S., including the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, as amended, as well as to other federal, state and local statutes and regulations. These laws, and similar laws outside the U.S., govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record keeping, reporting, advertising and promotion of our products, if approved. Violations of regulatory requirements at any stage may result in various adverse consequences, including regulatory delay in approving or refusal to approve a product, enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

The regulatory process, which includes extensive preclinical testing and clinical trials of each product candidate to study its safety and efficacy, is uncertain, takes many years and requires the expenditure of substantial resources.

The activities required before a product, such as bavituximab, may be marketed in the U.S. are generally performed in the following sequential steps:

1.	Preclinical testing. This generally includes evaluation of our products in the laboratory or in animals to characterize the product and determine safety and efficacy. Some preclinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice.

2.	Submission to the FDA of an IND. The results of preclinical studies, together with manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND, which must become effective before the clinical trials can begin. Once a new IND is filed, the FDA has 30 days to review the IND. The IND will automatically become effective 30 days after the FDA received the application, unless the FDA indicates prior to the end of the 30-day period that the application raises concerns that must be resolved to the FDA’s satisfaction before clinical trials may proceed. If the FDA raises concerns at any time, we may be unable to resolve the issues in a timely fashion, if at all.

3.	Completion of clinical trials. Human clinical trials are necessary to seek approval for a new drug or biologic and typically involve a three-phase process. In Phase I, small clinical trials are generally conducted to determine the safety of the product. In Phase II, clinical trials are generally conducted to assess safety and acceptable dose and gain preliminary evidence of the efficacy of the product. In Phase III, clinical trials are generally conducted to provide sufficient data for the statistically valid proof of safety and efficacy. A clinical trial must be conducted according to good clinical practices under protocols that detail the trial’s objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated, and informed consent must be obtained from all study subjects. Each protocol involving U.S. trial sites must be submitted to the FDA as part of the IND. The FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the Agency. Similarly, trials conducted outside the U.S. require notification and/or approval by the governing Health Authority (“HA”). In addition, before a clinical trial can be initiated, each clinical site or hospital administering the product must have the protocol reviewed and approved by an institutional review board (“IRB”) or independent ethics committee (“IEC”). The IRB/IEC will consider, among other things, ethical factors and the safety of human subjects. The IRB/IEC may require changes in a protocol, which may delay initiation or completion of a study. Phase I, Phase II or Phase III clinical trials may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, the HA (including the FDA) or an IRB/IEC may suspend a clinical trial at any time for various reasons, including a finding that the healthy individuals or patients are being exposed to an unacceptable health risk.

4.	Submission to the FDA of a Biologics License Application (“BLA”) or New Drug Application (“NDA”). After completion of clinical studies for an investigational product, a BLA or NDA is submitted to the FDA for product marketing approval. No action can be taken to market any new drug or biologic product in the U.S. until the FDA has approved an appropriate marketing application.

5.	FDA review and approval of the BLA or NDA before the product is commercially sold or shipped. The results of preclinical studies, clinical trials and manufacturing information are submitted to the FDA in the form of a BLA or NDA for approval to manufacture, market and ship the product for commercial use. The FDA may take a number of actions after the BLA or NDA is filed, including but not limited to, denying the BLA or NDA if applicable regulatory criteria are not satisfied, requiring additional clinical testing or information, or requiring post-market testing and surveillance to monitor the safety or efficacy of the product. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

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

In addition, we must also adhere to cGMP and product-specific regulations enforced by the FDA through its facilities inspection program. Failure to comply with manufacturing regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

Also, bavituximab was granted Fast Track designation by the FDA for the treatment of second-line NSCLC. This designation facilitates the development and expedites the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The Fast Track mechanism is described in the Food and Drug Administration Modernization Act of 1997. The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting an NDA in sections rather than all components simultaneously and the option of requesting evaluation of studies using surrogate endpoints.

Manufacturing and Raw Materials

Manufacturing. We manufacture cGMP pharmaceutical-grade products to supply our clinical trials through our wholly owned subsidiary, Avid. We have assembled a team of experienced scientific, production and regulatory personnel to facilitate the manufacturing of our antibodies, including bavituximab.

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

Patents and Trade Secrets

We continue to seek patents on inventions originating from ongoing research and development activities within the Company and in collaboration with other companies and university researchers. In addition to seeking patent protection in the U.S., we typically file patent applications in Europe, Canada, Japan and additional countries on a selective basis. Patents, issued or applied for, cover inventions relating in general to cancer therapy and anti-viral therapy and in particular to different proteins, peptides, antibodies and conjugates, methods and devices for labeling antibodies, and therapeutic and diagnostic uses of the peptides, antibodies and conjugates. We intend to pursue opportunities to license these technologies and any advancements or enhancements, as well as to pursue the incorporation of our technologies in the development of our own products.

Our issued patents extend for varying periods according to the date of patent application filing and/or grant and the legal term of patents in the various countries where patent protection is obtained. In the U.S., patents issued on applications filed prior to June 8, 1995 have a term of 17 years from the issue date or 20 years from the earliest effective filing date, whichever is longer. U.S. patents issued on applications filed on or after June 8, 1995, have a term first calculated as 20 years from the earliest effective filing date, not counting any provisional application filing date. Certain U.S. patents issued on applications filed on or after June 8, 1995, and particularly on applications filed on or after May 29, 2000, are eligible for Patent Term Adjustment, which extends the term of the patent to compensate for delays in examination at the U.S. Patent and Trademark Office. The term of foreign patents varies in accordance with provisions of applicable local law, but is typically 20 years from the effective filing date, which is often the filing date of an application under the provisions of the Patent Cooperation Treaty.

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

We consider that in the aggregate our patents, patent applications and licenses under patents owned by third parties are of material importance to our operations. Of the patent portfolios that are owned, controlled by or exclusively licensed to us, those concerning our PS-Targeting technology platform, including bavituximab and PGN650 are of particular importance to our operations and our clinical pipeline.

Our patent portfolios relating to the PS-Targeting technology platform in oncology include U.S. and foreign patents and patent applications with claims directed to methods, compositions and combinations for targeting tumor vasculature and imaging and treating cancer using antibodies and conjugates that localize to the aminophospholipids, PS (Phosphatidylserine) and PE (Phosphatidylethanolamine), exposed on tumor vascular endothelial cells. These patents are currently set to expire between 2019 and 2021.

Our patent portfolios relating to the PS-Targeting technology platform in the viral field include U.S. and foreign patents and patent applications with claims directed to methods, compositions and combinations for inhibiting viral replication or spread and for treating viral infections and diseases using antibodies, certain peptides and conjugates that localize to the aminophospholipids, PS and PE, exposed on viruses and virally-infected cells. Such anti-viral patents concerning antibodies and conjugates are currently set to expire in 2023.

Additionally, we have U.S. and foreign patents and patent applications relating more specifically to our product, bavituximab, including compositions, combinations and methods of use in treating angiogenesis and cancer and in treating viral infections and diseases, alone and in combination therapies. These patents that more specifically concern bavituximab compositions and their use in treating cancer, both alone and in combination therapies, are currently set to expire between 2023 and 2025.

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

The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have either been issued patents or have patent applications pending that relate to a number of current and potential products including products licensed to others. In general, we have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use or sale of our products. These licenses (both exclusive and non-exclusive) generally require us to pay royalties to the parties. The terms of the licenses, obtained and what we expect to be obtained, are not expected to significantly impact the cost structure or marketability of our product candidates.

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

International patents relating to biologics are numerous and there can be no assurance that current and potential competitors have not filed or in the future will not file patent applications or receive patents relating to products or processes utilized or proposed to be used by us. In addition, there is certain subject matter which is patentable in the U.S. but which may not generally be patentable outside of the U.S. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our products outside of the U.S. These and other issues may prevent us from obtaining patent protection outside of the U.S. Failure to obtain patent protection outside the U.S. may have a material adverse effect on our business, financial condition and results of operations.

We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and development of therapeutic and diagnostic products. We typically place restrictions in our agreements with third-parties, which contractually restrict their right to use and disclose any of our proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees.

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

Marketing Our Potential Products

We intend to sell our products, if approved, in the U.S. and internationally in collaboration with marketing partners or through a direct sales force. If the FDA approves bavituximab or our other product candidates under development, the marketing of these product candidates will be contingent upon us entering into an agreement with a company to market our products or upon us recruiting, training and deploying our own sales force, either internally or through a contract sales organization. We do not presently possess the resources or experience necessary to market bavituximab or any of our other product candidates and we currently have no arrangements for the distribution of our product candidates, if approved. Development of an effective sales force requires significant financial resources, time and expertise.

Competition

The pharmaceutical and biotechnology industry is intensely competitive and any product candidate developed by us would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to cancer therapy.

In addition, we are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of immunotherapy-based products that have commenced clinical trials with, or have successfully commercialized, these products. Some or all of these companies may have greater financial resources, larger technical staffs and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products that are comparable or superior to our technologies and products.

Our lead immunotherapy product bavituximab is currently in a Phase III trial for the treatment second-line NSCLC. Most common drugs currently used in the treatment of second-line NSCLC include docetaxel, a chemotherapeutic agent from Sanofi-Aventis, erlotinib, a targeted small molecule from Genentech, a member of the Roche Group, and pemetrexed, a chemotherapeutic agent from Eli Lilly & Company. In addition, although we are not aware of any other PS-targeting immunotherapies in clinical development, there are a number of investigational products in development for the treatment of second-line NSCLC, including but not limited to Imprime PGG by Biothera, pembrolizumab by Merck & Co., Inc., MEDI-4736 by AstraZeneca plc, ramucirumab by Eli Lilly & Company, RG7446 by Roche, and nivolumab by Bristol-Myers Squibb Company.

Research and Development

A major portion of our operating expenses to date is related to research and development. Research and development expenses primarily include (i) payroll and related costs, including share-based compensation, associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Research and development expenses were $27,723,000 in fiscal year 2014, $24,306,000 in fiscal year 2013, and $35,688,000 in fiscal year 2012.

Corporate Governance

Our board of directors is committed to legal and ethical conduct in fulfilling its responsibilities. Our board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies comprising our Code of Business Conduct and Ethics. Our board adopted the corporate governance policies and charters. Copies of the following corporate governance documents are posted on our website and are available free of charge, at www.peregrineinc.com: (1) Peregrine Pharmaceuticals, Inc., Code of Business Conduct and Ethics policy (2) Peregrine Pharmaceuticals, Inc., Charter of the Nominating Committee of the Board of Directors, (3) Peregrine Pharmaceuticals, Inc., Charter of the Audit Committee of the Board of Directors, and (4) Peregrine Pharmaceuticals, Inc., Amended and Restated Charter of the Compensation Committee of the Board of Directors. If you would like a printed copy of any of these corporate governance documents, please send your request to Peregrine Pharmaceuticals, Inc., Attention: Corporate Secretary, 14282 Franklin Avenue, Tustin, California 92780.

Human Resources

As of April 30, 2014, we employed 180 full-time employees and four part-time employees. None are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Glossary of Terms

Antibody - Protein formed by the body to help defend against infection and disease.

Antigen - Any substance that antagonizes or stimulates the immune system to produce antibodies.

Bavituximab - A chimeric monoclonal antibody and our lead investigational product under our PS-targeting technology platform, currently in clinical development for the treatment of several solid tumor indications.

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

Immunotherapy (or Immunotherapeutic) - A treatment that stimulates and/or suppresses certain components of the immune system to fight diseases such as cancer.

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

Oncology - The study and treatment of cancer.

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

At April 30, 2014, we had $77,490,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

Our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, raising additional capital in the equity markets, securing debt financing, licensing or partnering our product candidates in development, or generating additional revenue from Avid.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2014, we raised $55,424,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Sales Issuance Agreement and raised an additional $19,375,000 in aggregate gross proceeds in connection with a firm commitment underwritten public offering of our newly designated 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (as described in Note 6 to the accompanying audited consolidated financial statements). Subsequent to April 30, 2014 and through July 14, 2014, we raised an additional $10,000,000 in aggregate gross proceeds from the sale of Series E Preferred Stock under a separate At Market Issuance Sales Agreement (as described in Note 13 to the accompanying audited consolidated financial statements). With these additional proceeds raised, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least the next twelve months based on our current projections, which include projected costs associated with our Phase III SUNRISE trial, projected cash outflows for the payment of dividends on our Series E Preferred Stock, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

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

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for each of the past three fiscal years:

Net Loss
Fiscal Year 2014	$ 35,362,000
Fiscal Year 2013	$ 29,780,000
Fiscal Year 2012	$ 42,119,000

As of April 30, 2014, we had an accumulated deficit of $403,266,000. While we expect to continue to generate revenue from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our product candidates, either alone or with others, and following any such approval, must also manufacture, introduce, market and sell our product candidates. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our product candidates is long and uncertain. Furthermore, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. In addition, we initiated our Phase III SUNRISE trial in December 2013, and therefore expect our net loss for fiscal year 2015 to exceed our net loss for fiscal year 2014. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

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

We are focusing most of our near-term research and development activities and resources on bavituximab, and we believe a significant portion of the value of our company relates to our ability to develop this drug candidate. The development of bavituximab is subject to many risks, including the risks discussed in other risk factors. If the results of clinical trials of bavituximab, including our Phase III SUNRISE trial, the regulatory decisions affecting bavituximab, the anticipated or actual timing and plan for commercializing bavituximab, or, ultimately, the market acceptance of bavituximab do not meet our, your, analysts or others’ expectations, the market price of our common stock could be adversely affected.

Our product development efforts may not be successful.

Our product candidates have not received regulatory approval and are in research, preclinical and various clinical stages of development. If the results from any of the clinical trials are not positive, those results may adversely affect our ability to raise additional capital or obtain regulatory approval to conduct additional clinical trials, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, competing studies of other investigational products, and the inclusion and exclusion eligibility criteria for the study.

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

In order to obtain FDA approval to market a new drug product, we or our potential partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our potential partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we may continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	obtaining regulatory approval to commence a clinical trial;
•	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities imposed protocol requirements;
•	the inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
•	shortages of chemotherapy or other drugs used in clinical trials in combination with bavituximab;

•	the need or desire to modify our manufacturing processes;
•	the inability to adequately observe patients after treatment;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues;
•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site;
•	insufficient financial resources; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and CROs, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. Certain of our clinical trials are blind or double-blind, including our Phase III SUNRISE trial. If the trial is blind, management does not have access to information regarding the trial’s administration and progress. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices (“GCPs) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control, as evidenced by the major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II NSCLC trial. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

We have limited experience as a company conducting large-scale clinical trials and in other areas required for the successful commercialization and marketing of our product candidates.

Results from early stage clinical trials of bavituximab and Cotara, our novel brain cancer therapy, may not be indicative of successful outcomes in later stage trials. Negative or limited results from any current or future clinical trial could delay or prevent further development of our product candidates, which would adversely affect our business.

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
23

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

In the past, we have conducted, and are presently conducting in connection with our Phase III SUNRISE trial, clinical trials globally including clinical sites in Western and Eastern Europe, Asia-Pacific and other regions and/or countries. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Because we are conducting our Phase III SUNRISE trial in several foreign counties, any disruption to our international clinical trial sites could significantly delay or jeopardize our product development efforts.

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

Data from our preclinical studies and Phase I and Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients. In addition, the results we have obtained in the Phase II trials may not predict results for any future studies and may not predict future therapeutic benefit of our drug candidates. We will be required to demonstrate through larger-scale clinical trials, such as our Phase III SUNRISE trial, that bavituximab is safe and effective for use in a diverse population before we can seek regulatory approval for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be profitable.

Even if the FDA or other regulatory authorities approve bavituximab or any future product candidate for commercial sale, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

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

In addition, if bavituximab or any future product candidate that we discover and develop does not provide a treatment regimen that is more beneficial than the current standard of care or otherwise provide patient benefit, that product likely will not be accepted favorably by the market. If any products we may develop do not achieve market acceptance, then we may not generate sufficient revenue to achieve or maintain profitability.

In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

If we do not establish additional collaborations, we may have to alter our development plans.

Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund expenses. We either own or we in-licensed all rights to our two lead drug candidates, bavituximab and Cotara, and are fully responsible for the associated development costs. Our strategy continues to include the potential of selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates and research programs. We may enter into one or more of such collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations or for markets outside of North America. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. Even if we successfully enter into a collaboration, our partner may not perform its contractual obligations or may terminate the agreement. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

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

The pharmaceutical and biotechnology industries are subject to extensive regulation, and from time to time legislative bodies and governmental agencies consider changes to such regulations that could have significant impact on industry participants. For example, in light of certain highly-publicized safety issues regarding certain drugs that had received marketing approval, the U.S. Congress has considered various proposals regarding drug safety, including some which would require additional safety studies and monitoring and could make drug development more costly. Additional legislation or regulation, if any, relating to safety or other aspects of drug development may be enacted in the future, which could have an adverse effect on our business.

The coverage and reimbursement status of newly approved drugs is uncertain, and failure to obtain adequate coverage and reimbursement could limit our ability to market bavituximab and may decrease our ability to generate revenue.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. The commercial success of our product candidates, including bavituximab, in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or later introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates. Because each country has one or more payment systems, obtaining reimbursement in the United States and internationally may take significant time and cause us to spend significant resources. The failure to obtain coverage and adequate reimbursement for our product candidates or healthcare cost containment initiatives that limit or deny reimbursement for our product candidates may significantly reduce any future product revenue.

In the United States and in other countries, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. International, federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the ACA. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. In addition, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. The continuing efforts of U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.

In some countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability of our products in such country.

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

If we cannot license or sell Cotara, it may be delayed or never further developed in the U.S.

We have completed a single-arm Phase II study with Cotara for the treatment of brain cancer. In our most recent Phase II open-label, multicenter trial, 41 patients with recurrent glioblastoma multiforme (“GBM” or brain cancer) at first relapse were enrolled and received a single-treatment with Cotara. Median overall survival for patients treated with Cotara was 9.3 months. Based on these data and data from earlier clinical studies, in December 2012 we reached an agreement with the FDA on the design of a single pivotal trial to potentially support product registration for Cotara. With this clear clinical path forward, since December 2012 we have been pursuing a licensing or funding partner to further advance the program. In the event we are not able to secure a partnership for the program in the U.S., we may not be able to advance the project past its current stage of development. Because there are a limited number of companies, that have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not secure a suitable partner for Cotara. Furthermore, if we do secure a suitable licensing partner for the program, the financial terms that they propose may not be acceptable to us.

Obtaining Fast Track designation from the FDA for our product candidate bavituximab does not guarantee faster approval.

We received Fast Track designation for our product candidate bavituximab in combination with docetaxel in patients with previously-treated non-sqamous NSCLC. Fast Track designation is a process designed to facilitate the development and expedite the review of new drugs intended to treat serious or life-threatening diseases or conditions and that have the potential to address an unmet medical need for such disease or condition. Fast Track designation applies to the product and the specific indication for which it is being studied. Once a Fast Track designation is obtained, the FDA may consider for review on a rolling basis sections of the NDA before the complete application is submitted if the applicant provides and the FDA approves a schedule for the submission of the sections of the NDA and the applicant pays applicable user fees upon submission of the first section of the NDA. However, the time period specified in the Prescription Drug User Fee Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is accepted for filing. Although we received Fast Track designation for bavituximab, the FDA may later decide that bavituximab no longer meets the conditions for qualification. In addition, Fast Track designation may not provide us with a material commercial advantage.

Our manufacturing facilities may not continue to meet regulatory requirements and have limited capacity.

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured comply with cGMP requirements. To be successful, our therapeutic products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs. Currently, we manufacture all preclinical and clinical material through Avid, our wholly-owned subsidiary. While we believe our current facilities are adequate for the manufacturing of product candidates for clinical trials, our facilities may not be adequate to produce sufficient quantities required for commercialization.

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

We face an inherent business risk of exposure to product liability claims in the event that the administration of one of our product candidates during a clinical trial adversely affects or causes the death of a patient. Although we maintain product liability insurance for clinical studies in the amount of $5,000,000 per occurrence or $5,000,000 in the aggregate on a claims-made basis, as well as various country specific coverages where required for clinical sites located in foreign countries, our coverage may not be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall, could negatively impact our financial position and results of operations.

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

We have been granted rights to a variety of technologies necessary for our research and development activities from third parties through license agreements. Each license generally may be terminated by the licensor if we fail to perform our obligations under the agreement, including obligations to develop the product candidates or technologies under license. If terminated, we would lose the right to develop the product candidates, which could adversely affect our business, prospects, financial condition and results of operations. The license agreements also generally require us to meet specified milestones or show reasonable diligence in development of the technology. If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreements are disputed by the other party, the other party could terminate the agreement, and we could lose our rights to develop the licensed technology.

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

If we are unable to adequately protect our intellectual property rights, our business may be adversely impacted.

The patent protection for our product candidates may expire before we are able to maximize their commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. For example, one of our U.S. patents claims compounds encompassing bavituximab and is due to expire in 2024, and two of our other U.S. patents claim treatment methods encompassing bavituximab and are due to expire in 2025. In some of the larger potential market territories, such as the United States and Europe, patent term extension or restoration may be available to compensate for time taken during aspects of the product’s development and regulatory review. However, such an extension may not be granted, or if granted, the applicable time period or the scope of patent protection afforded during any extension period may not be sufficient. In addition, even though some regulatory authorities may provide some other exclusivity for a product under their own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and non-U.S. patents.

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

The pharmaceutical and biotechnology industry is intensely competitive and any product candidate developed by us would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to cancer therapy.

In addition, we are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of immunotherapy-based products that have commenced clinical trials with, or have successfully commercialized, these products. Some or all of these companies may have greater financial resources, larger technical staffs and larger research budgets than we have, as well as greater experience in developing products and running clinical trials. We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products that are comparable or superior to our technologies and products.

Our lead immunotherapy product bavituximab is currently in a Phase III clinical trial for the treatment second-line NSCLC. Most common drugs currently used in the treatment of second-line NSCLC include docetaxel, a chemotherapeutic agent from Sanofi-Aventis, erlotinib, a targeted small molecule from Genentech, Inc., a member of the Roche Group and pemetrexed, a chemotherapeutic agent from Eli Lilly & Company. In addition, although we are not aware of any other PS-targeting immunotherapies in clinical development, there are a number of investigational products in development for the treatment of second-line NSCLC, including but not limited to Imprime PGG by Biothera, pembrolizumab by Merck & Co., MEDI-4736 by AstraZeneca plc, ramucirumab by Eli Lilly & Company, RG7446 by Roche, and nivolumab by Bristol-Myers Squibb Company.

Our contract manufacturing business is exposed to risks resulting from its small customer base.

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

We have federal and state net operating loss (“NOL”) carryforwards which, if we were to become profitable, could be used to offset/defer federal and state income taxes. Our ability to use such carry forwards to offset future taxable income may be subject to certain limitations related to changes in ownership of our stock.

As of April 30, 2014, we had federal and state NOL carryforwards of approximately $295 million and $223 million, respectively, expiring from 2015 to 2034. These NOL carryforwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. During the fiscal year ended April 30, 2013, we performed a detailed analysis of our NOL carryforwards and it was determined that no change in ownership had occurred through April 30, 2013. However, no Section 382 analysis has been performed subsequent to April 30, 2013, and therefore, our NOL carryforwards may be subject to limitation based on events occurring during the fiscal year ended April 30, 2014, including any effect of our Series E Preferred Stock offering. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

We and certain of our current and former executive officers and one consultant have been named as defendants in litigation that could result in substantial costs and divert management’s attention.

Beginning in September 2012, several lawsuits were filed against us and certain of our executive officers, consultants and directors on behalf of certain purchasers of our common stock. The lawsuits in general include allegations that we and certain of our executive officer, consultants and directors violated federal securities laws by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock.  The plaintiffs are seeking unspecified monetary damages and other relief.

We may not be successful in defending these lawsuits.  Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims.  A settlement of the lawsuit could involve the issuance of common stock or other equity, which may dilute your ownership interest.  Any payments or settlement arrangements could have material adverse effects on our business, operating results, financial condition or your ownership interest.  Even if lead plaintiff’s claims are not successful, this litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition or partnering efforts.  In addition, such consolidated lawsuit may make it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), and attract and retain qualified executive officers, other employees and directors.

Risks Related to the Ownership of Our Common Stock

The sale of substantial shares of our common stock may depress our stock price.

As of April 30, 2014, there were 178,871,164 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

In addition, our common stock outstanding as of April 30, 2014 excludes the following common shares reserved for future issuance:

•	25,477,483 common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,940,509 common shares reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 common shares issuable upon exercise of outstanding warrants; and
•	22,475,000 common shares issuable upon conversion of our outstanding Series E Preferred Stock

Of the total options and warrants outstanding as of April 30, 2014, 12,752,145 would be considered dilutive to stockholders because we would receive an amount per share, which is less than the market price of our common stock at April 30, 2014.

In addition, we will need to raise substantial additional capital in the future to fund our operations, including our Phase III SUNRISE trial. If we raise additional funds by issuing equity securities, the market price of our securities may decline and our existing stockholders may experience significant dilution.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $0.39 to $5.50 per share over the last three fiscal years ended April 30, 2014.

In addition, the market price of our common stock may be significantly impacted by many factors, including, but not limited to:

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

If we fail to meet continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with NASDAQ's listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The NASDAQ Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

additional Risks Related to the Ownership of our Series E Preferred Stock

We may not be able to pay dividends on the series e preferred stock.

We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law, or if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. In addition, payment of our dividends depends upon our financial condition and other factors as our Board of Directors may deem relevant from time to time. Our business may not generate sufficient cash flow from operations or future borrowings may not be available to us in an amount sufficient to enable us to make distributions on our Series E Preferred Stock.

The market price of the series e preferred stock could be substantially affected by various factors.

The market price of the Series E Preferred Stock will depend on many factors, which may change from time to time, including:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series E Preferred Stock;
•	trading prices of common and preferred equity securities issued by other biopharmaceutical companies;
•	the annual yield from distributions on the Series E Preferred Stock as compared to yields on other financial instruments;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential company-sponsored clinical trial and investigator-sponsored clinical trial results relating to products under development by us or our competitors;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies;
•	regulatory developments and product safety concerns;
•	general economic and financial market conditions;
•	government action or regulation;
•	significant changes in the financial condition, performance and prospects of us and our competitors;
•	changes in financial estimates or recommendations by securities analysts with respect to us, our competitors in our industry;
•	our issuance of additional preferred equity or debt securities; and
•	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, holders of our Series E Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series E Preferred Stock, including decreases unrelated to our operating performance or prospects.

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

Item 3. Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our consolidated results of operations, cash flows, or financial condition.

Securities Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff and appoint lead counsel. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)), appointed James T. Fahey as lead plaintiff, and appointed Mr. Fahey’s counsel as lead counsel. Lead plaintiff filed an amended consolidated complaint on April 15, 2013. On June 14, 2013, Defendants moved to dismiss the amended consolidated complaint. On July 15, 2013, lead plaintiff filed an opposition to Defendants’ motion to dismiss and separately moved to strike certain exhibits attached to Defendants’ motion. On August 19, 2013 the court held a hearing on Defendants’ motion to dismiss and on lead plaintiff’s motion to strike. On August 23, 2013, the court issued its order granting Defendants’ motion to dismiss and denying lead plaintiff’s motion to strike. In its order, the court gave lead plaintiff leave to amend his complaint on or before September 16, 2013. On September 16, 2013, lead plaintiff filed his first amended complaint. On October 3, 2013, Defendants’ filed a motion to dismiss the first amended complaint. Briefing on that motion concluded in early November 2013 and, on November 22, 2013, the court issued an order granting Defendants’ motion to dismiss the first amended complaint. The court again granted lead plaintiff leave to file a second amended complaint, which lead plaintiff did on January 22, 2014. On February 24, 2014, Defendants filed a motion to dismiss the second amended complaint. On May 1, 2014, the court issued an order granting the Defendants’ motion to dismiss the second amended complaint with prejudice. On May 29, 2014, the plaintiff filed a notice of appeal with respect to the court’s order granting the Defendant’s motion to dismiss. Lead plaintiff’s opening brief with respect to the appeal is due on November 10, 2014 and Defendants’ answering brief is due on December 10, 2014. We believe that the class action lawsuit is without merit and intend to vigorously defend the action, including seeking dismissal of any amended complaint.

Derivative Litigation

On May 9, 2013, an alleged shareholder filed, purportedly on behalf of the Company, a derivative lawsuit, captioned Roy v. Steven W. King, et al., Case No. 13-cv-0741-PSG (RNBx), in the U.S. District Court for the Central District of California against certain of our executive officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those asserted in the consolidated securities class action lawsuit, described above (the “Securities Class Action”). This case was subsequently transferred to the same court and judge handling the Securities Class Action lawsuit. On May 31, 2013, the judge issued an order administratively closing the case and inviting the parties to move to re-open after the final resolution of defendants’ motions to dismiss in the Securities Class Action.

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

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We granted CSM until July 19, 2013 to file an answer to our complaint, which CSM did on July 11, 2013. The parties appeared in court in February 2014 for a scheduling conference at which the court scheduled the trial to commence in April 2015. On June 5, 2014, CSM filed with the court a Notice of Motion and Motion for Partial Summary Judgment seeking partial summary judgment on our claims for damages on the grounds that the limitation of liability clauses contained in our master services agreement with CSM are valid and enforceable. Our opposition to CSM’s motion as filed with the court on June 23, 2104, and the hearing on the motion is scheduled for July 21, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a) Market Information. We are listed on The NASDAQ Capital Market under the stock trading symbol “PPHM.” The following table shows the high and low sales price of our common stock for each quarter in the two years ended April 30, 2014:

	Common Stock Sales Price
	High	Low
Fiscal Year 2014
Quarter Ended April 30, 2014	$3.18	$1.55
Quarter Ended January 31, 2014	$2.05	$1.16
Quarter Ended October 31, 2013	$1.54	$1.25
Quarter Ended July 31, 2013	$2.06	$1.11
Fiscal Year 2013
Quarter Ended April 30, 2013	$2.43	$1.20
Quarter Ended January 31, 2013	$2.78	$0.69
Quarter Ended October 31, 2012	$5.50	$0.67
Quarter Ended July 31, 2012	$1.89	$0.42

(b) Holders. As of June 30, 2014, the number of stockholders of record of our common stock was 4,955.

(c) Dividends. No dividends on common stock have been declared or paid by us. We intend to employ all available funds for the development of our business and, accordingly, do not intend to pay any cash dividends in the foreseeable future. In addition, the Certificate of Designations governing the Series E Preferred Stock that we issued in February 2014 restricts us from declaring and paying any dividends on our common stock unless full cumulative dividends on the Series E Preferred Stock have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods.

(d) Securities Authorized for Issuance Under Equity Compensation. The information included under Item 12 of Part III of this Annual Report is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

(e) Recent Sale of Unregistered Securities. None.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below as of April 30, 2014 and 2013, and for the fiscal years ended April 30, 2014, 2013 and 2012, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of April 30, 2012, 2011 and 2010, and for the fiscal years ended April 30, 2011 and 2010, are derived from our audited consolidated financial statements that are contained in Annual Reports previously filed with the SEC, not included herein.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FIVE YEARS ENDED APRIL 30,

	2014	2013	2012	2011 (a)	2010 (a)

Revenues	$22,401,000	$21,683,000	$15,233,000	$13,492,000	$27,943,000

Net loss	$(35,362,000)	$(29,780,000)	$(42,119,000)	$(34,151,000)	$(14,494,000)

Net loss attributable to common stockholders (b)	$(35,763,000)	$(29,780,000)	$(42,119,000)	$(34,151,000)	$(14,494,000)

Basic and diluted loss per common share	$(0.22)	$(0.25)	$(0.50)	$(0.56)	$(0.30)

Weighted average common shares outstanding	161,579,649	120,370,333	83,572,761	60,886,392	49,065,322

CONSOLIDATED BALANCE SHEET DATE
AS OF APRIL 30,

	2014	2013	2012	2011	2010

Cash and cash equivalents	$77,490,000	$35,204,000	$18,033,000	$23,075,000	$19,681,000

Working capital	$63,564,000	$21,353,000	$7,153,000	$13,136,000	$12,733,000

Total assets	$90,545,000	$45,058,000	$28,262,000	$34,766,000	$29,335,000

Long-term debt	$–	$13,000	$46,000	$124,000	$1,375,000

Accumulated deficit	$(403,266,000)	$(367,904,000)	$(338,124,000)	$(296,005,000)	$(261,854,000)

Stockholders' equity	$67,699,000	$23,760,000	$9,483,000	$15,418,000	$13,407,000

_____________

(a)	Revenues in fiscal years 2011 and 2010, includes government contract revenue of $4,640,000 and $14,496,000, respectively, derived from a former government contract with the Transformational Medical Technologies of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011.

(b)	Net loss attributable to common stockholders represents our net loss plus accumulated dividends. Other than accumulated Series E preferred stock dividends of $401,000 in fiscal year 2014, net loss attributable to common stockholders was equal to our net less for all other periods presented.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is included to describe our financial position and results of operations for each of the three years in the period ended April 30, 2014. The audited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a biopharmaceutical company with a pipeline of novel drug candidates in clinical trials focused on the treatment and diagnosis of cancer. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of second-line non-small cell lung cancer (the “SUNRISE trial”) along with several investigator-sponsored trials evaluating other treatment combinations and additional oncology indications. In addition, we are evaluating our lead molecular imaging agent, 124I-PGN650 (“PGN650”), in an exploratory clinical trial for the imaging of multiple solid tumor types.

Our pipeline of novel drug candidates in clinical trials is based on our first-in-class phosphatidylserine (“PS”)-targeting technology platform. The PS-targeting platform includes monoclonal antibodies that target and bind to PS, a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, causing the tumor to evade immune detection. PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor. Bavituximab is our lead immunotherapeutic PS-targeting antibody, which has demonstrated broad therapeutic potential and represents a new approach to treating cancer. In addition to the potential for our PS-targeting antibodies to treat cancer, we believe these antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. PGN650 is our lead PS-targeting imaging agent that represents a potential new approach to imaging cancer.

The following represents a summary of our company and investigator-sponsored clinical trials under our first-in-class PS-targeting technology platform with respect to our oncology and imaging programs in clinical-stage development. Additional information pertaining to each clinical trial is further discussed below.

Product Candidate	Indication; Trial Design	Phase	Status
Bavituximab PS-Targeting Monoclonal Antibody (oncology)	Second-line non-small cell lung cancer (“NSCLC”); randomized, double blind, placebo-controlled, combined with docetaxel (SUNRISE trial)	III	Trial initiated in December 2013; patient enrollment ongoing.
	Front-line NSCLC; randomized, open-label, combined with carboplatin and pemetrexed	Ib	Patient enrollment complete; Interim data described below.
	HER2-negative metastatic breast cancer (MBC); single arm, open-label, combined with paclitaxel	I	Patient enrollment complete; Interim data described below.
	Advanced liver cancer (hepatocellular carcinoma or HCC); single arm, open-label, combined with sorafenib	I/II	Patient enrollment ongoing in Phase II portion of trial; Interim safety data described below.
	Front-line rectal adenocarcinoma; single arm, open-label, combined with capecitabine and radiation therapy	I	Patient enrollment ongoing.
	Advanced melanoma; randomized, open label, combined with ipilimumab	Ib	Trial initiated in April 2014; Patient enrollment ongoing.
PGN650 PS-targeting F(ab’)2 fully human monoclonal antibody (imaging)	Imaging agent	I*	Patient enrollment ongoing.

____________

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

The following represents an overview of our company and investigator-sponsored bavituximab clinical trials by indication:

Bavituximab in Second-Line NSCLC

Bavituximab is our lead immunotherapy investigational candidate in Phase III development for the treatment of second-line NSCLC. In May 2013, we reached an agreement with the U.S. Food and Drug Administration (“FDA”) on the design of the Phase III SUNRISE trial (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study). The design of the SUNRISE trial was supported by promising data from our prior Phase IIb second-line NSCLC trial in the same indication, which final data was presented at the 2013 American Society of Clinical Oncology Annual Meeting. In December 2013, we initiated the Phase III SUNRISE trial and patient enrollment is ongoing. In addition, in January 2014, we announced that bavituximab received FDA Fast Track designation for combination with docetaxel in patients with previously-treated non-squamous NSCLC.

The Phase III SUNRISE trial is a randomized, double-blind, placebo-controlled trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo in approximately 600 patients at clinical sites worldwide. The trial is enrolling patients with stage IIIb/IV non-squamous NSCLC who have progressed after standard front-line treatment. Patients are randomized into one of two treatment arms. One treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity. The other treatment receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity. The primary endpoint of the trial is overall survival.

Bavituximab in Front-Line NSCLC

This investigator-sponsored Phase Ib trial is designed to assess bavituximab with pemetrexed and carboplatin in up to 25 patients with locally advanced or metastatic NSCLC. Interim data conducted on a small number of patients showed encouraging response rates with the combination of carboplatin, pemetrexed and bavituximab. Patient enrollment is complete and additional data is expected during fiscal year 2015.

Bavituximab in HER2-negative Metastatic Breast Cancer (MBC)

This investigator-sponsored Phase I trial was designed to assess bavituximab combined with paclitaxel in up to 14 patients with HER2-negative metastatic breast cancer. Interim data presented at ASCO in June 2013, reported that, from 13 evaluable patients, 85% of patients achieved an objective tumor response, including 15% of patients achieving a complete response measured in accordance with RECIST criteria. Patient enrollment is complete and final data from this study is anticipated during fiscal year 2015.

Bavituximab in Advanced Liver Cancer

This ongoing investigator-sponsored Phase I/II trial is designed to assess bavituximab combined with sorafenib in up to 48 patients with advanced liver cancer (“hepatocellular carcinoma” or “HCC”). Data presented at AACR in April 2012 showed that of the nine patients enrolled in the Phase I portion of the study, no dose-limiting toxicities or serious adverse events were observed and the trial is currently enrolling the Phase II part of the study.

Bavituximab in Rectal Adenocarcinoma

This ongoing investigator-sponsored Phase I trial is designed to assess bavituximab in combination with capecitabine and radiation therapy in up to 18 patients with Stage II or III rectal adenocarcinoma. The primary endpoint is to determine the safety, feasibility and tolerability with a standard platform of capecitabine and radiation therapy. Secondary endpoints include overall response rate and histopathological response in patients. This trial continues to enroll and dose patients.

Bavituximab in Advanced Melanoma

In April 2014, we announced the opening of an investigator-sponsored Phase Ib trial designed to assess bavituximab in combination with ipilimumab in up to 24 patients with advanced melanoma. The primary endpoint is to determine safety, feasibility and tolerability. Secondary endpoints include measurements of disease control rate and overall survival. This trial is open for enrollment.

PS-Targeting Molecular Imaging Program (PGN650)

In addition to the potential for our PS-targeting antibodies to treat cancer, we believe these antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. PS-targeting antibodies are able to target diseases that present PS on the surface of distressed cells, which we believe is present in multiple disease settings. In oncology, PS is a molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells in the tumor microenvironment, creating a specific target for the imaging of multiple solid tumor types.

Our initial clinical candidate is PGN650, a first-in-class PS-targeting F(ab’)2 fully human monoclonal antibody fragment joined to the positron emission tomography (“PET”) imaging radio-isotope iodine-124 that represents a potential new approach to imaging cancer. In preclinical studies, PGN650 accumulates in tumors and provides exceedingly clear in vivo tumor images.

The initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform in the clinic. Our current PGN650 clinical trial evaluating PGN650 imaging in multiple solid tumor types in up to 12 patients was filed under an exploratory IND with the FDA. The primary goal of the trial is to estimate radiation dosimetry in critical and non-critical organs and secondary trial objectives include tumor imaging and safety. Results from this study may open the door for multiple applications including the development of antibody drug conjugates, the use of PGN650 to monitor the effectiveness of current standard cancer treatments, and the ability to potentially select patients that may benefit from bavituximab-based treatment. Patients receive an imaging dose followed by three PET images. Successful results from this trial could support several promising new areas of research in the imaging and diagnostic fields. This trial continues to enroll and dose patients.

Integrated Biomanufacturing Subsidiary

In addition to our clinical research and development efforts, we operate a wholly-owned (current Good Manufacturing Practices (“cGMP”)) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”). Avid is a Contract Manufacturing Organization that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for us and its third-party clients. In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with us to manufacture all clinical products to support our company-sponsored and investigator-sponsored clinical trials while also preparing for potential commercial launch of bavituximab.

Results of Operations

The following table compares the consolidated statements of operations and comprehensive loss for the fiscal years ended April 30, 2014, 2013 and 2012. This table provides you with an overview of the changes in the statements of operations and comprehensive loss for the comparative periods, which are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2014	2013	$ Change	2013	2012	$ Change

REVENUES:
Contract manufacturing	$22,294,000	$21,333,000	$961,000	$21,333,000	$14,783,000	$6,550,000
License revenue	107,000	350,000	(243,000)	350,000	450,000	(100,000)

Total revenues	22,401,000	21,683,000	718,000	21,683,000	15,233,000	6,450,000

COST AND EXPENSES:
Cost of contract manufacturing	13,110,000	12,595,000	515,000	12,595,000	10,153,000	2,442,000
Research and development	27,723,000	24,306,000	3,417,000	24,306,000	35,688,000	(11,382,000)
Selling, general and administrative	17,274,000	13,134,000	4,140,000	13,134,000	11,462,000	1,672,000

Total cost and expenses	58,107,000	50,035,000	8,072,000	50,035,000	57,303,000	(7,268,000)

LOSS FROM OPERATIONS	(35,706,000)	(28,352,000)	(7,354,000)	(28,352,000)	(42,070,000)	13,718,000

OTHER INCOME (EXPENSE):
Interest and other income	349,000	322,000	27,000	322,000	41,000	281,000
Interest and other expense	(5,000)	(54,000)	49,000	(54,000)	(90,000)	36,000
Loss on early extinguishment of debt	–	(1,696,000)	1,696,000	(1,696,000)	–	(1,696,000)

NET LOSS	$(35,362,000)	$(29,780,000)	$(5,582,000)	$(29,780,000)	$(42,119,000)	$12,339,000

COMPREHENSIVE LOSS	$(35,362,000)	$(29,780,000)	$(5,582,000)	$(29,780,000)	$(42,119,000)	$12,339,000

Contract Manufacturing Revenue

Year Ended April 30, 2014 Compared to the Year Ended April 30, 2013:

Contract manufacturing revenue is derived from our wholly owned subsidiary, Avid . The increase in contract manufacturing revenue of $961,000 (or 5%) during the year ended April 30, 2014 compared to prior year is primarily due to an increase in process development related services combined with an increase in pricing associated with manufacturing runs.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for fiscal year 2015 to be in-line with fiscal year 2014.

Year Ended April 30, 2013 Compared to the Year Ended April 30, 2012:

The increase in contract manufacturing revenue of $6,550,000 (or 44%) during the year ended April 30, 2013 compared to fiscal year 2012 was primarily due to an increase in the number of completed manufacturing runs in the year ended April 30, 2013 compared to fiscal year 2012, which can be attributed to an increase in demand for manufacturing services.

License Revenue

Years Ended April 30, 2014 and 2013 Compared to the Years Ended April 30, 2013 and 2012:

The changes in license revenue in fiscal years 2014 and 2013 compared to fiscal years 2013 and 2012, respectively, were directly related to revenue recognized in accordance with the terms of our existing license agreements. Based on our existing license agreements, we do not expect license revenue to be a significant source of revenue in fiscal year 2015.

Cost of Contract Manufacturing

Year Ended April 30, 2014 Compared to the Year Ended April 30, 2013:

The increase in cost of contract manufacturing of $515,000 (or 4%) during the year ended April 30, 2014 compared to prior year was directly related to the current year increase in contract manufacturing revenue. In addition, our gross margin on contract manufacturing revenue for the years ended April 30, 2014 and 2013 remained consistent during each of the fiscal years at 41%.

Year Ended April 30, 2013 Compared to the Year Ended April 30, 2012:

The increase in cost of contract manufacturing of $2,442,000 (or 24%) during the year ended April 30, 2013 compared to fiscal year 2012 was primarily due to the fiscal year 2013 increase in contract manufacturing revenue. In addition, we saw an improvement in our gross margins, which increased from 31% in fiscal year 2012 to 41% in fiscal year 2013. This improvement was primarily attributed to the increase in the number of completed manufacturing runs in fiscal year 2013 compared to fiscal year 2012 and the higher gross margins associated with these services.

Research and Development Expenses

Research and development expenses primarily include (i) payroll and related costs, including share-based compensation, associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.

For the years ended April 30, 2014, 2013 and 2012, approximately 94%, 86% and 90%, respectively, of our total research and development expenses related to our PS-Targeting platform, which includes our lead immunotherapy candidate, bavituximab, and our lead molecular imaging agent, PGN650. The remainder of our research and development expenses during the years ended April 30, 2014, 2013 and 2012 was primarily attributable to our novel brain cancer therapy Cotara, for which we are currently seeking a partner in order to further advance this program.

Year Ended April 30, 2014 Compared to the Year Ended April 30, 2013:

The increase in research and development expenses of $3,417,000 (or 14%) during the year ended April 30, 2014 compared to the prior year was due to the following changes associated with each of the following technologies under development:

	Research and Development Expenses – Fiscal Year Ended April 30,
	2014	2013	$ Change
Technology Platform:
PS-Targeting	$26,117,000	$20,984,000	$5,133,000
Cotara	1,606,000	3,322,000	(1,716,000)
Total Research and Development Expenses	$27,723,000	$24,306,000	$3,417,000

o	PS-Targeting – The increase in PS-targeting program expenses of $5,133,000 during the year ended April 30, 2014 compared to the prior year was primarily attributed to increases in third-party vendor costs associated with the preparation and initiation of our Phase III SUNRISE trial, which was initiated during December 2013, combined with an increase in share-based compensation expense and increases in payroll and related expenses and manufacturing costs associated with our lead PS-targeting molecular imaging agent, PGN650. These increases in PS-targeting program expenses were offset by decreases in third-party costs associated with previously completed Phase II bavituximab trials.

o	Cotara – The decrease in Cotara related expenses of $1,716,000 during the year ended April 30, 2014 compared to the prior year was primarily attributed to decreases in payroll and related expenses, manufacturing costs and technology license fees as our current year research and development efforts were primarily focused on initiating our Phase III SUNRISE trial. Further development of Cotara is dependent on our finding a partner.

Based on our current projections, we expect research and development expenses in fiscal year 2015 to increase in comparison to fiscal year 2014 as we advance our Phase III SUNRISE trial and continue to evaluate bavituximab’s broad potential in the treatment and diagnosis of cancer in other indications and combinations. These projections include a number of uncertainties, including but not limited to (i) the uncertainty of the rate at which patients will be enrolled in any current or future clinical trials, including, our Phase III SUNRISE trial, (ii) the uncertainty of future clinical and preclinical studies, which are dependent upon the results of current clinical and preclinical studies, (iii) the uncertainty of obtaining regulatory approval to advance our current exploratory IND clinical program to Phase I or to commence any future trials, and (iv) the uncertainty of terms related to any potential future partnering or licensing arrangement. During fiscal year 2015, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform as we are seeking potential partners to further advance the Cotara clinical program.

Year Ended April 30, 2013 Compared to the Year Ended April 30, 2012:

The decrease in research and development expenses of $11,382,000 (or 32%) during the year ended April 30, 2013 compared to fiscal year 2012 was due to the following changes associated with each of the following technologies under development:

	Research and Development Expenses – Fiscal Year Ended April 30,
	2013	2012	$ Change
Technology Platform:
PS-Targeting	$20,984,000	$32,009,000	$(11,025,000)
Cotara	3,322,000	3,679,000	(357,000)
Total Research and Development Expenses	$24,306,000	$35,688,000	$(11,382,000)

o	PS-Targeting – The decrease in PS-targeting program expenses of $11,025,000 during the year ended April 30, 2013 compared to fiscal year 2012 was primarily due to decreases in third-party vendor costs regarding our three separate company-sponsored Phase II bavituximab trials in oncology. In addition, the fiscal year 2013 decrease was supplemented with a decrease in third-party vendor costs associated with a prior completed Phase II bavituximab trial using bavituximab for the treatment of patients with previously untreated genotype-1 hepatitis C virus (HCV) infection that completed enrollment in September 2011. These decreases in clinical trial expenses were further supplemented with a decrease in manufacturing costs incurred in fiscal year 2013 associated with preparing bavituximab for potential later-stage clinical trials combined with a decrease in sponsored research fees associated with our preclinical anti-viral program. These decreases in PS-targeting program expenses were offset by increases in payroll and related expenses associated with our lead PS-targeting molecular imaging agent, PGN650, combined with an increase in share-based compensation expense.
o	Cotara – The decrease in Cotara related expense of $357,000 during the year ended April 30, 2013, compared to fiscal year 2012 was primarily due to a decrease in third-party vendor costs associated with our Phase II trial for the treatment of recurrent glioblastoma multiforme (“GBM” or brain cancer), which trial completed patient enrollment during fiscal year 2011 combined with the fiscal year 2013 decrease in payroll and related expenses as our in-house development efforts were focused primarily on our PS-targeting program. These decreases in Cotara related expenses were offset by an increase in manufacturing costs associated with preparing Cotara for potential later-stage clinical trials for the treatment of GBM.

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

Selling, General and Administrative Expenses

Year Ended April 30, 2014 Compared to the Year Ended April 30, 2013:

Selling, general and administrative (“SG&A”) expenses consist primarily of payroll and related expenses, including share-based compensation expense, for personnel in executive, finance, accounting, business development, legal, human resources and other internal support functions. In addition, SG&A expenses include legal fees, audit and accounting fees, patent fees, investor relation expenses, director fees, insurance expense, and other expenses relating to the general management, administration, and business development activities of the Company.

The increase in SG&A expenses of $4,140,000 (or 32%) during the year ended April 30, 2014 compared to the prior year was primarily due to increases in share-based compensation expense of $1,635,000 (non-cash), payroll and related expenses of $1,305,000, and legal fees of $649,000. The increase in share-based compensation expense (non-cash) was primarily related to the amortization of the fair value of stock options under a non-routine broad based grant during December 2012 and a routine annual broad based grant during May 2013. The increase in payroll and related expenses is primarily attributed to compensation increases associated with annual employee merit increases, bonuses, and increased employee headcount combined with an increase in severance expense associated with a former employee. The increase in legal fees is primarily attributable to general corporate legal matters combined with an increase in legal fees associated with certain lawsuits described in this Annual Report under Part I, Item 4, “Legal Proceedings.” These increases in SG&A expenses were further supplemented with incremental current year increases in non-employee director fees, travel and related expenses, insurance expense and other corporate related expenses. We expect SG&A expenses in fiscal year 2015 to increase in comparison to fiscal year 2014 as we continue to increase our infrastructure to support our clinical development activities and our commercial manufacturing business.

Year Ended April 30, 2013 Compared to the Year Ended April 30, 2012:

The increase in SG&A expenses of $1,672,000 (or 15%) during the year ended April 30, 2013 compared to fiscal year 2012 was primarily due to increases in payroll and related expenses and legal fees of $957,000 and $330,000, respectively. The increase in payroll and related expenses was attributed to increases in compensation and other employee-related benefits and the increase in legal fees was primarily attributable to the lawsuits described in this Annual Report under Part I, Item 4, “Legal Proceedings.” These increases in SG&A expenses were further supplemented with incremental fiscal year 2013 increases in audit and accounting fees, market research fees, business development related expenses, and other corporate related expenses.

Interest and Other Income

Years Ended April 30, 2014 and 2013 Compared to the Years Ended April 30, 2013 and 2012:

The increases in interest and other income of $27,000 and $281,000 during the years ended April 30, 2014 and 2013, respectively, compared to fiscal year 2013 and 2012, respectively, was due to increases in interest income of $14,000 and $52,000, respectively, combined with increases in other income of $13,000 and $229,000, respectively.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $1,696,000 in fiscal year 2013 is related to a term loan we entered into during August 2012 that was subsequently repaid in full and terminated in September 2012 under an event of default (as described in Note 3 to the accompanying audited consolidated financial statements). Upon the termination of the term loan during fiscal year 2013, we recorded a loss on the early extinguishment of debt of $1,696,000, which consisted of a final payment fee of $975,000, the unamortized debt discount associated with the fair value of the warrants issued to the lenders under the term loan of $470,000, and unamortized aggregate debt issuance costs of $251,000. We did not incur any such related losses during fiscal years 2014 and 2012.

Critical Accounting Policies

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies to be critical to the assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We currently derive revenue from the following two sources: (i) contract manufacturing services provided by Avid, and (ii) licensing revenue related to agreements associated with our technologies under development.

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

For licensing agreements or material modifications of existing licensing agreements entered into after May 1, 2011, we follow the provisions of ASU No. 2009-13. If a licensing agreement includes multiple elements, we identify which deliverables represent separate units of accounting, and then determine how the arrangement consideration should be allocated among the separate units of accounting, which may require the use of significant judgment.

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

Research and Development Expenses

Research and development expenses primarily include (i) payroll and related costs, including share-based compensation, associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2014.

Under certain research and development agreements, we are obligated to make certain advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid research and development expenses. These advance payments are recognized as an expense in the period the related goods are delivered or the related services are performed. We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide future economic benefit.

In addition, under certain in-licensing agreements associated with the research and development of our product candidates, we are obligated to pay certain milestone payments based on potential clinical development and regulatory milestones (as described in Note 5 to the accompanying audited consolidated financial statements). These milestone payments have no alternative future uses (in other research and development projects or otherwise) and therefore have no separate economic values are expensed as research and development costs at the time the costs are incurred. We have no in-licensed product candidates that have alternative future uses in research and development projects or otherwise.

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

In addition, we periodically grant stock options and other share-based awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any cumulative catch-up adjustment to share-based compensation resulting from the re-measurement is recognized in the current period.

Liquidity and Capital Resources

At April 30, 2014, we had $77,490,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Our net losses incurred during the past three fiscal years ended April 30, 2014, 2013 and 2012, amounted to $35,362,000, $29,780,000, and $42,119,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such losses to continue in the foreseeable future.

Therefore, our ability to continue to fund our operations, including our SUNRISE trial, is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, raising additional capital in the equity markets, securing debt financing, licensing or partnering our product candidates in development, or generating additional revenue from Avid.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2014, we raised $55,424,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Sales Issuance Agreement (as described in Note 6 to the accompanying audited consolidated financial statements) and we raised an additional $19,375,000 in aggregate gross proceeds in connection with a firm commitment underwritten public offering of our newly designated 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (as described in Note 6 to the accompanying audited consolidated financial statements). In addition, on June 13, 2014, we entered into two separate At Market Issuance Sales Agreements (as described in Note 13 to the accompanying audited consolidated financial statements), pursuant to which we may issue and sell shares of our Series E Preferred Stock for aggregate gross proceeds of up to $30,000,000 (the “Series E AMI Agreement”) and may issue and sell shares of our common stock for aggregate gross proceeds of up to $25,000,000 (the “June 2014 AMI Agreement”). Subsequent to June 13, 2014 and through July 14, 2014, we raised an additional $10,000,000 in aggregate gross proceeds under the Series E AMI Agreement. With these additional proceeds raised, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least the next twelve months based on our current projections, which include projected costs associated with our Phase III SUNRISE trial, projected cash outflows for the payment of dividends on our Series E Preferred Stock, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

While we will continue to explore various ways to fund our operations, we may not be successful in (i) raising additional capital in the equity markets, (ii) securing debt financing, (iii) licensing or partnering our products in development, or (iv) generating additional revenue from Avid, to complete the research, development, and clinical testing of our product candidates, including the SUNRISE trial.

Significant components of the changes in cash flows from operating, investing and financing activities for the year ended April 30, 2014 compared to the prior year are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Year Ended April 30,
	2014	2013
Net loss, as reported	$(35,362,000)	$(29,780,000)
Less non-cash operating expenses:
Share-based compensation	6,207,000	3,435,000
Depreciation and amortization	986,000	1,087,000
Loss on early extinguishment of debt	–	1,696,000
Loss on disposal of property and equipment	4,000	8,000
Net cash used in operating activities before changes in operating assets and liabilities	$(28,165,000)	$(23,554,000)
Net change in operating assets and liabilities	$(89,000)	$2,628,000
Net cash used in operating activities	$(28,254,000)	$(20,926,000)

Net cash used in operating activities for the year ended April 30, 2014 was $28,254,000 compared to $20,926,000 for the year ended April 30, 2013, representing an increase of $7,328,000. This increase in net cash used in operating activities was due to an increase of $4,611,000 in net loss reported for fiscal year 2014 after deducting non-cash operating expenses combined with a net change in operating assets and liabilities of $2,717,000. The increase in our fiscal year net loss was primarily due to current year increases in research and development expenses, selling, general and administrative expenses and cost of contract manufacturing, offset by an increase in total revenues and a decrease in loss on early extinguishment of debt. The net change in operating assets and liabilities between fiscal year 2014 and fiscal year 2013 was primarily due to decreases in customer deposits and accrued payroll combined with increase in prepaid expenses and other current assets, which were primarily offset by an increase in accrued clinical trial and related fees.

Cash Used In Investing Activities. Net cash used in investing activities for the year ended April 30, 2014 was $2,522,000 compared to $751,000 for the year ended April 30, 2013, representing an increase of $1,771,000. The current year increase was primarily related to current year deposits and progress payments related to information technology improvements and certain additional laboratory equipment to support internal product development efforts and business opportunities at Avid.

Cash Provided By Financing Activities. Net cash provided by financing activities increased $34,214,000 to $73,062,000 for the year ended April 30, 2014 compared to net cash provided by financing activities of $38,848,000 for the year ended April 30, 2013. Net cash provided by financing activities during fiscal year 2014 consisted of (i) $53,920,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, (ii) $17,917,000 in net proceeds in connection with an underwritten public offering of our Series E Preferred Stock at a public offering price of $25.00 per share, (iii) $944,000 in net proceeds from stock option exercises, and (iv) $545,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan, which amounts were offset by dividends paid on our Series E Preferred of $232,000 and principal payments on capital leases of $32,000.

Net cash provided by financing activities during fiscal year 2013 consisted of $39,522,000 in net proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements combined with $534,000 in net proceeds from the purchase of shares of our common stock from the purchase of shares under our Employee Stock Purchase Plan and $96,000 in net proceeds from the exercise of stock options, which amounts were offset with principal payments on capital leases of $78,000. In addition, during fiscal year 2013, we received gross proceeds of $15,000,000 under a term loan, excluding debt issuance costs of $251,000, which principal amount was subsequently repaid in full during fiscal year 2013 upon the termination of the term loan agreement (as described in Note 3 to the accompanying audited consolidated financial statements). In addition, we paid a final payment fee of $975,000 upon the termination of the term loan.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of April 30, 2014, aggregated by type:

	Payments Due by Period
	Total	< 1 year	2-3 years	4-5 years	After 5 years

Operating leases, net (1)	$3,956,000	$1,079,000	$2,147,000	$730,000	$–
Capital lease obligation (2)	13,000	13,000	–	–	–
Purchase obligation (3)	351,000	351,000	–	–	–
Other long-term liabilities - minimum license obligations (4)	279,000	279,000	–	–	–
Total contractual obligations	$4,599,000	$1,722,000	$2,147,000	$730,000	$–

______________

(1)	Represents our facility operating leases and various office equipment leases.
(2)	Represents capital lease agreements to finance certain equipment. Amounts include principal and interest.
(3)	Represents remaining contractual obligation associated with the purchase of certain laboratory equipment to support both Avid’s business opportunities and our internal product development efforts.
(4)	Represents licensing agreements we periodically enter into with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay annual maintenance fees and potential future milestone payments based on product development success. Amounts exclude milestone or contractual payment obligations if the amount and timing of such obligations are unknown or uncertain, which potential obligations are further described in Note 5 to the accompanying audited consolidated financial statements.

Off Balance Sheet Arrangements.

We do not have any off balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at April 30, 2014, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

ITEM 8.	Financial Statements And Supplementary Data

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this Annual Report, “Exhibits and Financial Statement Schedules.”

ITEM 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

ITEM 9A.	Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2014. Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2014 to ensure the timely disclosure of required information in our SEC filings.

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

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2014.

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

July 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Peregrine Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Peregrine Pharmaceuticals, Inc.’s Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Peregrine Pharmaceuticals, Inc., maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2014, and our report dated July 14, 2014, expressed an unqualified opinion thereon.

                                                             /s/ Ernst & Young LLP

Irvine, California

July 14, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2014 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2014 (the “2014 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2014 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2014.

ITEM 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2014 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2014.

Equity Compensation Plan Information

We currently maintain seven equity compensation plans referred to as the 1996 Plan, the 2002 Plan, the 2003 Plan, the 2005 Plan, the 2009 Plan, the 2010 Plan, and the 2011 Plan, as amended on October 17, 2013, and one Employee Stock Purchase Plan. The 1996, 2003, 2005, 2009, 2010 and 2011 Plans and the Employee Stock Purchase Plan were approved by our stockholders while the 2002 Plan was not submitted for stockholder approval.

The 2002 Plan, which expired in June 2012, was a broad-based non-qualified stock option plan for the issuance of up to 600,000 options. The 2002 Plan provided for the granting of options to purchase shares of our common stock at prices not less than the fair market value of our common stock at the date of grant and generally expired ten years after the date of grant. No additional options can be granted under the expired 2002 Plan, however, the terms of the 2002 Plan remain in effect with respect to outstanding options granted under the 2002 Plan until they are exercised, canceled or expired.

The following table sets forth certain information as of April 30, 2014 concerning our common stock that may be issued upon the exercise of options or pursuant to purchases of stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of April 30, 2014:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	16,870,967		1.55		8,312,150
Equity compensation plans not approved by stockholders	294,366	(1)	2.83		-
Employee Stock Purchase Plan approved by stockholders	–		-		2,940,509
Total	17,165,333	(2)	1.58	(3)	11,252,659

_________

(1)	Includes an aggregate of 58,408 options granted in previous fiscal years to two of our Named Executive Officers.
(2)	Represents shares to be issued upon the exercise of outstanding options. There were no shares of common stock subject to restricted stock awards as of April 30, 2014.
(3)	Represents the weighted-average exercise price of outstanding options.

ITEM 13.	Certain Relationships And Related Transactions, And Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2014 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2014.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2014 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2014.

PART IV

ITEM 15.	Exhibits And Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements

Index to consolidated financial statements:

Page

Report of Independent Registered Public	F-1
Accounting Firm

Consolidated Balance Sheets as of	F-2
April 30, 2014 and 2013

Consolidated Statements of Operations	F-4
and Comprehensive Loss for each of the
three years in the period ended April 30, 2014

Consolidated Statements of Stockholders’	F-5
Equity for each of the three years in the
period ended April 30, 2014

Consolidated Statements of Cash Flows	F-6
for each of the three years in the period
ended April 30, 2014

Notes to Consolidated Financial Statements	F-8

(2)	Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II - Valuation of Qualifying Accounts
for each of the three years in the period ended April 30, 2014	F-35

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Techniclone Corporation, a Delaware corporation (Incorporated by reference to Exhibit B to the Registrant’s 1996 Proxy Statement as filed with the Commission on or about August 20, 1996).
3.2	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc. (formerly Techniclone Corporation), a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 15, 2003).
3.3	Certificate of Designation of 5% Adjustable Convertible Class C Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997 (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).
3.4	Certificate of Amendment to Certificate of Incorporation of Techniclone Corporation to effect the name change to Peregrine Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.4 contained in Registrant’s Annual Report on Form 10-K as filed with the Commission on July 27, 2001).
3.5	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to two hundred million shares (Incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 15, 2003).
3.6	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to two hundred fifty million shares (Incorporated by reference to Exhibit 3.6 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 12, 2005).
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series D Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on March 16, 2006 (Incorporated by reference to Exhibit 3.7 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2006).
3.8	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of the Company’s common stock to three hundred twenty five million shares (Incorporated by reference to Exhibit 3.8 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2007).
3.9	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.9 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 21, 2007).
3.10	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc., in order to effect a 1-for-5 reverse stock split of the Company common stock effective as of the close of business on October 16, 2009 (Incorporated by reference to Exhibit 3.10 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 19, 2009).
3.11	Certificate of Designations of Rights and Preferences of 10.50% Series E Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on February 12, 2014 (Incorporated by reference to Exhibit 3.11 to Registrant’s Form 8-A Registration Statement as filed with the Commission on February 12, 2014).
4.1	Form of Certificate for Common Stock (Incorporated by reference to the exhibit of the same number contained in Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).
63

Exhibit Number	Description
4.2	Form of Non-qualified Stock Option Agreement by and between Registrant, Director and certain consultants dated December 22, 1999 (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement on Form S-3 (File No. 333-40716)). *
4.3	Peregrine Pharmaceuticals, Inc. 2002 Non-Qualified Stock Option Plan (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.4	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.5	Preferred Stock Rights Agreement, dated as of March 16, 2006, between the Company and Integrity Stock Transfer, Inc., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to Exhibit 4.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2006).
4.6	1996 Stock Incentive Plan (Incorporated by reference to the exhibit contained in Registrant's Registration Statement in Form S-8 (File No. 333-17513)). *
4.7	Stock Exchange Agreement dated as of January 15, 1997, among the stockholders of Peregrine Pharmaceuticals, Inc., and Techniclone Corporation (Incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q as filed with the Commission on March 17, 1997).
4.8	First Amendment to Stock Exchange Agreement among the Stockholders of Peregrine Pharmaceuticals, Inc. and Techniclone Corporation (Incorporated by reference to Exhibit 2.1 contained in Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).
4.9	2003 Stock Incentive Plan Non-qualified Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.10	2003 Stock Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to the exhibit contained in Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.11	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.98 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.12	Form of Non-Qualified Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.99 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.13	Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 29, 2005). *
4.14	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.15	Form of Non-Qualified Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.15 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
64

Exhibit Number	Description
4.16	Form of Restricted Stock Issuance Agreement dated February 1, 2010 (Incorporated by reference to Exhibit 4.15 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
4.17	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.18	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement in Form S-8 (File No. 333-171067)). *
4.19	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.20	2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2011). *
4.21	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement on Form S-8 (File No. 333-178452)). *
10.1	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Techniclone Corporation, as Tenant, dated as of December 24, 1998 (Incorporated by reference to Exhibit 10.48 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).
10.2	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Peregrine Pharmaceuticals, Inc., as Tenant, dated December 22, 2005 (Incorporated by reference to Exhibit 99.1 and 99.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 23, 2005).
10.3	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 18, 2005 (Incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.4	Amendment No. 1 to Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.5	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 1, 2001 (Incorporated by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.6	Amendment No. 1 to Exclusive Patent License agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.20 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.7	Non-Exclusive Cabilly Patent License Agreement between Genentech, Inc. and Peregrine Pharmaceuticals, Inc., effective as of November 5, 2003 (Incorporated by reference to Exhibit 10.21 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.8	Commercial License Agreement between Avanir Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated December 1, 2003 (Incorporated by reference to Exhibit 10.22 to Registrant’s Current Report on Form 8-K as filed with the Commission on
April 14, 2010). **
65

Exhibit Number	Description
10.9	License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated July 1, 1998 (Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.10	License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated March 1, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.11	License Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on September 9, 2010). **
10.12	Assignment Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on September 9, 2010). **
10.13	Annual Bonus Plan for Executive Officers adopted July 12, 2011(Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
10.14	Loan and Security Agreement among Peregrine Pharmaceuticals, Inc. Oxford Finance LLC, Midcap Financial SBIC LP, and Silicon Valley Bank, dated as of August 30, 2012 (Incorporated by reference to Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012). **
10.15	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 30, 2012 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.16	Warrant to Purchase Stock issued to Midcap Financial SBIC LP, dated August 30, 2012 (Incorporated by reference to Exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.17	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 30, 2012 (Incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.18	At Market Issuance Sales Agreement, dated December 27, 2012, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.32 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 28, 2012).
10.19	Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Jeffrey L. Masten, dated December 27, 2012 (Incorporated by reference to Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.20	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Steven W. King, effective December 27, 2012 (Incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.21	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Paul J. Lytle, effective December 27, 2012 (Incorporated by reference to Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
66

Exhibit Number	Description
10.22	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Shelley P.M. Fussey, Ph.D., effective December 27, 2012 (Incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.23	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Joseph Shan, effective December 27, 2012 (Incorporated by reference to Exhibit 10.37 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.24	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Mark R. Ziebell, effective December 27, 2012 (Incorporated by reference to Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.25	At Market Issuance Sales Agreement, dated June 13, 2014, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 16, 2014).
10.26	At Market Issuance Sales Agreement, dated June 13, 2014, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.29 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 16, 2014).
21	Subsidiaries of Registrant. ***
23.1	Consent of Independent Registered Public Accounting Firm. ***
24	Power of Attorney (included on signature page of Annual Report). ***
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. ***
101.INS	XBRL Taxonomy Extension Instance Document. (***)(+)
101.SCH	XBRL Taxonomy Extension Schema Document. (***)(+)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (***)(+)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (***)(+)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (***)(+)
101.PRE	XBRL Presentation Extension Linkbase Document. (***)(+)
_______________________________
* ** *** +

This Exhibit is a management contract or a compensation plan or arrangement.

Portions omitted pursuant to a request of confidentiality filed separately with the SEC.

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

67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 14, 2014	By: /s/ Steven W. King
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King	President & Chief Executive	July 14, 2014
Steven W. King	Officer (Principal Executive Officer), and Director

/s/ Paul J. Lytle	Chief Financial Officer	July 14, 2014
Paul J. Lytle	(Principal Financial and Principal Accounting Officer)

/s/ Carlton M. Johnson	Director	July 14, 2014
Carlton M. Johnson

/s/ David H. Pohl	Director	July 14, 2014
David H. Pohl

/s/ Eric S. Swartz	Director	July 14, 2014
Eric S. Swartz

68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated July 14, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

July 14, 2014

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2014 AND 2013

	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$77,490,000	$35,204,000
Trade and other receivables, net	1,332,000	1,662,000
Inventories	5,530,000	4,339,000
Prepaid expenses and other current assets, net	1,419,000	709,000

Total current assets	85,771,000	41,914,000

PROPERTY AND EQUIPMENT:
Leasehold improvements	1,538,000	1,383,000
Laboratory equipment	5,646,000	5,441,000
Furniture, fixtures, office equipment and software	2,679,000	2,627,000

	9,863,000	9,451,000
Less accumulated depreciation and amortization	(7,416,000)	(6,773,000)

Property and equipment, net	2,447,000	2,678,000

Other assets	2,327,000	466,000

TOTAL ASSETS	$90,545,000	$45,058,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2014 AND 2013 (continued)

	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,434,000	$2,821,000
Accrued clinical trial and related fees	4,433,000	930,000
Accrued payroll and related costs	3,837,000	3,582,000
Deferred revenue, current portion	5,241,000	4,171,000
Customer deposits	5,760,000	8,059,000
Other current liabilities	502,000	998,000

Total current liabilities	22,207,000	20,561,000

Deferred revenue, less current portion	292,000	292,000
Other long-term liabilities	347,000	445,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; issued and outstanding - 775,000 and nil, respectively	1,000	–
Common stock - $.001 par value; authorized 325,000,000 shares; issued and outstanding - 178,871,164 and 143,768,946, respectively	179,000	143,000
Additional paid-in-capital	470,785,000	391,521,000
Accumulated deficit	(403,266,000)	(367,904,000)

Total stockholders' equity	67,699,000	23,760,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,545,000	$45,058,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014

	2014	2013	2012

REVENUES:
Contract manufacturing revenue	$22,294,000	$21,333,000	$14,783,000
License revenue	107,000	350,000	450,000

Total revenues	22,401,000	21,683,000	15,233,000

COSTS AND EXPENSES:
Cost of contract manufacturing	13,110,000	12,595,000	10,153,000
Research and development	27,723,000	24,306,000	35,688,000
Selling, general and administrative	17,274,000	13,134,000	11,462,000

Total costs and expenses	58,107,000	50,035,000	57,303,000

LOSS FROM OPERATIONS	(35,706,000)	(28,352,000)	(42,070,000)

OTHER INCOME (EXPENSE):
Interest and other income	349,000	322,000	41,000
Interest and other expense	(5,000)	(54,000)	(90,000)
Loss on early extinguishment of debt	–	(1,696,000)	–

NET LOSS	$(35,362,000)	$(29,780,000)	$(42,119,000)

COMPREHENSIVE LOSS	$(35,362,000)	$(29,780,000)	$(42,119,000)

Series E preferred stock accumulated dividends	(401,000)	–	–

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(35,763,000)	$(29,780,000)	$(42,119,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	161,579,649	120,370,333	83,572,761
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.22)	$(0.25)	$(0.50)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCES, April 30, 2011	–	$–	69,837,142	$70,000	$311,353,000	$(296,005,000)	$15,418,000
Common stock issued for cash under December 29, 2010 Financing, net of issuance costs of $626,000	–	–	24,873,930	25,000	26,739,000	–	26,764,000
Common stock issued for cash under September 2, 2011 registered direct offering, net of issuance costs of $525,000	–	–	6,252,252	6,000	6,409,000	–	6,415,000
Common stock issued under Employee Stock Purchase Plan	–	–	458,041	–	236,000	–	236,000
Share-based compensation	–	–	–	–	2,769,000	–	2,769,000
Net loss	–	–	–	–	–	(42,119,000)	(42,119,000)
BALANCES, April 30, 2012	–	–	101,421,365	101,000	347,506,000	(338,124,000)	9,483,000
Common stock issued for cash under December 29, 2010 Financing, net of issuance costs of $895,000	–	–	31,863,368	32,000	26,455,000	–	26,487,000
Common stock issued for cash under December 27, 2012 Financing, net of issuance costs of $337,000	–	–	9,320,675	9,000	13,026,000	–	13,035,000
Common stock issued under Employee Stock Purchase Plan	–	–	998,556	1,000	533,000	–	534,000
Common stock issued upon exercise of options	–	–	118,555	–	96,000	–	96,000
Common stock issued upon exercise of warrants	–	–	46,427	–	–	–	–
Fair market value of warrants issued with notes payable	–	–	–	–	470,000	–	470,000
Share-based compensation	–	–	–	–	3,435,000	–	3,435,000
Net loss	–	–	–	–	–	(29,780,000)	(29,780,000)
BALANCES, April 30, 2013	–	–	143,768,946	143,000	391,521,000	(367,904,000)	23,760,000
Series E preferred stock issued for cash under February 11, 2014 Offering, net of issuance costs of $1,458,000	775,000	1,000	–	–	17,916,000	–	17,917,000
Series E preferred stock dividends	–	–	–	–	(232,000)	–	(232,000)
Common stock issued for cash under December 27, 2012 Financing, net of issuance costs of $1,504,000	–	–	33,527,369	34,000	53,886,000	–	53,920,000
Common stock issued under Employee Stock Purchase Plan	–	–	498,050	1,000	544,000	–	545,000
Common stock issued upon exercise of options	–	–	976,799	1,000	943,000	–	944,000
Common stock issued under restricted stock awards	–	–	100,000	–	–	–	–
Share-based compensation	–	–	–	–	6,207,000	–	6,207,000
Net loss	–	–	–	–	–	(35,362,000)	(35,362,000)
BALANCES, April 30, 2014	775,000	$1,000	178,871,164	$179,000	$470,785,000	$(403,266,000)	$67,699,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014

	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,362,000)	$(29,780,000)	$(42,119,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,207,000	3,435,000	2,769,000
Depreciation and amortization	986,000	1,087,000	908,000
Loss on early extinguishment of debt	–	1,696,000	–
Amortization of discount on notes payable and debt issuance costs	–	–	33,000
Loss on disposal of property and equipment	4,000	8,000	2,000
Changes in operating assets and liabilities:
Trade and other receivables, net	330,000	691,000	(964,000)
Government contract receivables	–	–	93,000
Inventories	(1,191,000)	(728,000)	1,673,000
Prepaid expenses and other current assets, net	(710,000)	86,000	158,000
Other non-current assets	(94,000)	2,000	789,000
Accounts payable	(391,000)	(691,000)	(601,000)
Accrued clinical trial and related fees	3,503,000	(1,181,000)	(181,000)
Accrued payroll and related expenses	255,000	1,114,000	1,013,000
Deferred revenue	1,070,000	451,000	(2,237,000)
Customer deposits	(2,299,000)	3,194,000	3,106,000
Other accrued expenses and current liabilities	(464,000)	24,000	(62,000)
Other long-term liabilities	(98,000)	(334,000)	(258,000)
Net cash used in operating activities	(28,254,000)	(20,926,000)	(35,878,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(755,000)	(853,000)	(1,554,000)
(Increase) Decrease in other assets	(1,767,000)	102,000	383,000
Net cash used in investing activities	(2,522,000)	(751,000)	(1,171,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,504,000, $1,232,000, and $1,151,000, respectively	53,920,000	39,522,000	33,179,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $1,458,000	17,917,000	–	–
Proceeds from issuance of notes payable, net of issuance costs of $251,000	–	14,749,000	–
Proceeds from issuance of common stock under Employee Stock Purchase Plan	545,000	534,000	236,000
Proceeds from exercise of stock options	944,000	96,000	–
Dividends paid on preferred stock	(232,000)	–	–
Principal payments on notes payable	–	(15,000,000)	(1,333,000)
Payment of final fee on notes payable	–	(975,000)	–
Principal payments on capital leases	(32,000)	(78,000)	(75,000)
Net cash provided by financing activities	73,062,000	38,848,000	32,007,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

	2014	2013	2012
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$42,286,000	$17,171,000	$(5,042,000)

CASH AND CASH EQUIVALENTS, beginning of period	35,204,000	18,033,000	23,075,000

CASH AND CASH EQUIVALENTS, end of period	$77,490,000	$35,204,000	$18,033,000

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$1,000	$46,000	$68,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair market value of warrants issued in connection with notes payable	$–	$470,000	$–
Accounts payable and other liabilities for purchase of property and equipment	$4,000	$20,000	$47,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014

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

Business Description - We are a biopharmaceutical company with a portfolio of novel drug candidates in clinical trials focused on the treatment and diagnosis of cancer. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of second-line non-small cell lung cancer (the “SUNRISE trial”) along with several investigator-sponsored trials evaluating other treatment combinations and additional oncology indications. We are also evaluating our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types.

With respect to our lead immunotherapy candidate, bavituximab, in December 2013 we initiated our Phase III SUNRISE trial (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study) for the treatment of second-line non-small cell lung cancer (“NSCLC”) and patient enrollment is ongoing. In January 2014, we announced that bavituximab received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for combination with docetaxel in patients with previously-treated non-squamous NSCLC.

With respect to our imaging program, we are currently conducting an open-label, single-center clinical trial under an exploratory Investigational New Drug Application filed with the FDA for our lead imaging agent 124I-PGN650 for the imaging of multiple solid tumor types.

In addition to our clinical research and development efforts, we operate a wholly-owned cGMP (current Good Manufacturing Practices) contract manufacturing subsidiary, Avid. Avid is a Contract Manufacturing Organization (“CMO”) that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for Peregrine and its third-party clients. In addition to generating revenue from providing a broad range of biomanufacturing services to third-party clients, Avid is strategically integrated with Peregrine to manufacture all clinical products to support our company-sponsored and investigator-sponsored trials while also preparing for potential commercial launch of bavituximab.

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

Reclassification - Certain comparative amounts in our notes to consolidated financial statements for fiscal years 2013 and 2012 have been reclassified to conform to the current fiscal year presentation.  These reclassifications had no effect on previously reported net loss or cash flows.

Liquidity and Financial Condition - At April 30, 2014, we had $77,490,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Our net losses incurred during the past three fiscal years ended April 30, 2014, 2013 and 2012, amounted to $35,362,000, $29,780,000, and $42,119,000, respectively. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such losses to continue in the foreseeable future.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

Therefore, our ability to continue to fund our operations, including our SUNRISE trial, is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, raising additional capital in the equity markets, securing debt financing, licensing or partnering our product candidates in development, or generating additional revenue from Avid.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2014, we raised $55,424,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Sales Issuance Agreement (Note 6) and raised an additional $19,375,000 in aggregate gross proceeds in connection with a firm commitment underwritten public offering of our newly designated 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (Note 6). Subsequent to April 30, 2014 and through July 14, 2014, we raised an additional $10,000,000 in aggregate gross proceeds from the sale of Series E Preferred Stock under a separate At Market Issuance Sales Agreement (Note 13). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least the next twelve months based on our current projections, which include projected costs associated with our Phase III SUNRISE trial, projected cash outflows for the payment of dividends on our Series E Preferred Stock, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

Our ability to raise additional capital in the equity markets to fund our operations, including our SUNRISE trial, in future years is dependent on a number of factors, including, but not limited to, the market demand for our common stock and/or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in our SUNRISE trial. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

While we will continue to explore various ways to fund our operations, we may not be successful in (i) raising additional capital in the equity markets, (ii) securing debt financing, (iii) licensing or partnering our products in development, or (iv) generating additional revenue from Avid, to complete the research, development, and clinical testing of our product candidates, including the SUNRISE trial.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

Trade and Other Receivables - Trade receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables, net, at April 30, consist of the following:

	2014	2013
Trade receivables(1)	$1,219,000	$1,642,000
Other receivables, net	113,000	20,000
Trade and other receivables, net	$1,332,000	$1,662,000

______________

(1)           Represents amounts billed for contract manufacturing services provided by Avid.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

Allowance for Doubtful Accounts - We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of April 30, 2014 and 2013, we determined an allowance for doubtful accounts of $13,000 and $16,000, respectively, was necessary with respect to trade and other receivables.

In addition, amounts billed under our former government contract with Transformational Medical Technologies of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011, included the reimbursement for provisional rates covering allowable indirect overhead and general and administrative costs (“Indirect Rates”). These Indirect Rates were initially estimated based on financial projections and were subject to change based on actual costs incurred during each fiscal year. In addition, these Indirect Rates are currently subject to audit by the Defense Contract Audit Agency for cost reimbursable type contracts. Upon the expiration of this contract, we recorded an unbilled receivable of $92,000 pertaining to the difference calculated between the estimated and actual Indirect Rates, which amount at April 30, 2014 and 2013 is included in prepaid expenses and other current assets. However, due to the uncertainty of its collectability we determined it appropriate to record a corresponding allowance for doubtful accounts with respect to unbilled Indirect Rates in the amount of $92,000 at April 30, 2014 and 2013.

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at April 30,:

	2014	2013
Raw materials	$2,370,000	$2,169,000
Work-in-process	3,160,000	2,170,000
Total inventories	$5,530,000	$4,339,000

Property and Equipment, net - Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

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

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs. As of April 30, 2014 and 2013, approximately 99% and 97% of our trade receivables, respectively, represent amounts due from two customers.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

Comprehensive Loss - Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to our net loss for all periods presented.

Impairment - Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the fiscal years ended April 30, 2014 and 2013, there was no impairment of the value of our long-lived assets.

Fair Value of Financial Instruments - The carrying amounts in the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

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

As of April 30, 2014 and 2013, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

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

For licensing agreements or material modifications of existing licensing agreements entered into after May 1, 2011, we follow the provisions of ASU No. 2009-13. If a licensing agreement includes multiple elements, we identify which deliverables represent separate units of accounting, and then determine how the arrangement consideration should be allocated among the separate units of accounting, which may require the use of significant judgment.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

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

Research and Development Expenses - Research and development expenses primarily include (i) payroll and related costs, including share-based compensation, associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2014.

Under certain research and development agreements, we are obligated to make certain advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities and are deferred and capitalized as prepaid research and development expenses. These advance payments are recognized as an expense in the period the related goods are delivered or the related services are performed. We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide future economic benefit.

In addition, under certain in-licensing agreements associated with the research and development of our product candidates, we are obligated to pay certain milestone payments based on potential clinical development and regulatory milestones (Note 5). These milestone payments have no alternative future uses (in other research and development projects or otherwise) and therefore have no separate economic values and are expensed as research and development costs at the time the costs are incurred. We have no in-licensed product candidates that have alternative future uses in research and development projects or otherwise.

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

In addition, we periodically grant stock options and other share-based awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any cumulative catch-up adjustment to share-based compensation resulting from the re-measurement is recognized in the current period. See Note 7 for further discussion regarding share-based compensation.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

Income Taxes - We utilize the liability method of accounting for income taxes in accordance with authoritative guidance for accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized. See Note 9 for further discussion regarding income taxes.

Basic and Dilutive Net Loss Per Common Share - Basic net loss per common share is computed by dividing our net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, warrants, and convertible Series E Preferred Stock outstanding during the period. Diluted net loss per common share is computed by dividing our net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, warrants, and convertible Series E Preferred Stock outstanding during the period. Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

The potential dilutive effect of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period was calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of convertible Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. Because the impact of stock options, common shares expected to be issued under our employee stock purchase plan, warrants, and convertible Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three years ended April 30, 2014.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options, common shares expected to be issued under our employee stock purchase plan, and warrants since their impact are anti-dilutive during periods of net loss, resulting in an anti-dilutive effect as of April 30,:

	2014	2013	2012
Stock options	4,576,112	3,505,777	96,591
Employee stock purchase plan	72,896	307,501	110,469
Warrants	3,802	–	–
Total	4,652,810	3,813,278	207,060

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase 5,424,803, 5,860,305, and 5,970,393 shares of common stock for fiscal years ended April 30, 2014, 2013, and 2012, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect. In addition, weighted average shares of 1,253,452, assuming issuance of shares upon conversion of Series E Preferred Stock for fiscal year 2014, were also excluded from the calculation of weighted average diluted shares outstanding as the conversion price was greater than the average market price during the period, resulting in an anti-dilutive effect.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

Subsequent to April 30, 2014 and through July 14, 2014, we granted an aggregate of 3,995,804 stock options under a broad based annual grant for fiscal year 2015 (Note 13) and issued an aggregate of 400,000 shares of our Series E Preferred Stock (Note 13), which are not included in the calculation of basic and dilutive net loss per common share for the year ended April 30, 2014.

Adoption of Recent Accounting Pronouncements

Effective May 1, 2013, we adopted Financial Accounting Standards Board’s (“FASB”) ASU No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements, however, it does require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The adoption of ASU No. 2013-02 did not have a material impact on our consolidated financial statements as the requirements are disclosure only in nature and there were no reclassifications in any period presented.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be our fiscal year 2018 (or May 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on our consolidated financial statements and related disclosures.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

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

On September 24, 2012, we received a written notice of default (“Notice of Default”) from the Lenders, with respect to the Loan Agreement. The Notice of Default was triggered by a material adverse change under the Loan Agreement, whereby, pursuant to the terms of the Notice of Default, all amounts due under the Loan Agreement were declared immediately due and payable by the Lenders. On September 25, 2012, we paid the Lenders all obligations declared due and payable under the Loan Agreement, including outstanding principal of $15,000,000, accrued interest thereon at the Loan Agreement’s applicable fixed rate of 7.95% per annum, plus a final payment fee equal to 6.5% of the principal amount funded (or $975,000), upon which, the Loan Agreement was terminated.

In addition, under the Loan Agreement, we issued the Lenders warrants to purchase an aggregate of 273,280 shares of our common stock at a per share price of $2.47. The warrants are exercisable on a cash or cashless basis and expire on August 30, 2018, if unexercised. The fair value of the warrants issued was $470,000 and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 0.87%; expected volatility of 80.20%; expected term of six years; and a dividend yield of 0%. The fair value of the warrants issued was initially recorded as a debt discount with a corresponding increase to additional paid-in capital. As of April 30, 2014, the warrants issued under the Loan Agreement were outstanding and exercisable (Note 8).

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

In connection with the Term Loan, we issued warrants to purchase an aggregate of 338,410 shares of our common stock at an exercise price of $1.4775 per share. The fair value of the warrants issued was $414,000 and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 2.00%; expected volatility of 70.72%; an expected term of five years; and a dividend yield of 0%. The fair value of the warrants issued was initially recorded as a debt discount with a corresponding increase to additional paid-in capital. The debt discount was amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method. The discount was fully amortized as of December 1, 2011. During fiscal year 2012, we amortized $12,000 in non-cash interest expense, which amount is included in interest and other expense in the accompanying consolidated financial statements. As of April 30, 2014, there were no warrants outstanding under the Term Loan (Note 8).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

In connection with the Term Loan, we also incurred $469,000 in financing fees and legal costs related to the closing the term loan. These fees were classified as debt issuance costs and were amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest method. The debt issuance costs were fully amortized as of December 1, 2011. During fiscal year 2012, we amortized $21,000 in non-cash interest expense, which amounts are included in interest and other expense in the accompanying consolidated financial statements.

Capital Lease Obligations

We have financed certain equipment under capital lease agreements, which bear interest at a rate ranging from 3.71% to 5.36% per annum.

The equipment purchased under these capital leases is included in property in the accompanying consolidated financial statements at April 30, 2014 and 2013, as follows:

	2014	2013
Furniture, fixtures, office equipment and software	$258,000	$258,000
Less accumulated depreciation and amortization	(200,000)	(148,000)
Net book value	$58,000	$110,000

Minimum future capital lease payments as of April 30, 2014 are as follows:

Year ending April 30, 2015:	$13,000

Total minimum lease payments	13,000
Amount representing interest	–
Net present value minimum lease payments	13,000
Less current portion included in other current liabilities	(13,000)
Long-term portion included in other long-term liabilities	$–

4.	COMMITMENTS AND CONTINGENCIES

Operating Leases - Our corporate offices, research and development, and manufacturing facilities are located in Tustin, California. We lease an aggregate of approximately 61,000 square feet of office, research and manufacturing space in three adjacent buildings under two separate lease agreements.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

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

Under each of the aforementioned facility operating leases, we record rent expense on a straight-line basis and the short-term and long-term differences between the amounts paid and the amounts expensed are included in other current liabilities and other long-term liabilities, respectively, in the accompanying consolidated financial statements. Annual rent expense under the aforementioned facility operating lease agreements totaled $938,000, $938,000, and $938,000 for the fiscal years ended April 30, 2014, 2013, and 2012, respectively.

At April 30, 2014, future minimum lease payments under all non-cancelable operating leases are as follows:

Year ending April 30,:	Minimum Lease Payments
2015	$1,079,000
2016	1,079,000
2017	1,068,000
2018	730,000
2019	–
$3,956,000

Legal Proceedings - In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our consolidated results of operations, cash flows, or financial condition.

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)). After the court issued two separate orders granting the Defendants’ two separate motions to dismiss, on May 1, 2014, the court issued a third order granting Defendants’ motion to dismiss the plaintiff’s amended complaint with prejudice. On May 29, 2014, the plaintiff filed a notice of appeal with respect to the court’s order granting Defendants’ motion to dismiss. Lead plaintiff’s opening brief with respect to the appeal is due on November 10, 2014 and the Defendants’ answering brief is due on December 10, 2014. We believe that the class action lawsuit is without merit and intend to vigorously defend the action, including seeking dismissal of any amended complaint.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

Derivative Litigation

On May 9, 2013, an alleged shareholder filed, purportedly on behalf of the Company, a derivative lawsuit, captioned Roy v. Steven W. King, et al., Case No. 13-cv-0741-PSG (RNBx), in the U.S. District Court for the Central District of California against certain of our executive officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those asserted in the consolidated securities class action lawsuit, described above (the “Securities Class Action”). This case was subsequently transferred to the same court and judge handling the Securities Class Action lawsuit. On May 31, 2013, the judge issued an order administratively closing the case and inviting the parties to move to re-open after the final resolution of defendants’ motions to dismiss in the Securities Class Action.

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

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We granted CSM until July 19, 2013 to file an answer to our complaint, which CSM did on July 11, 2013. The parties appeared in court in February 2014 for a scheduling conference at which the court scheduled the trial to commence in April 2015. On June 5, 2014, CSM filed with the court a Notice of Motion and Motion for Partial Summary Judgment seeking partial summary judgment on our claims for damages on the grounds that the limitation of liability clauses contained in our master services agreement with CSM are valid and enforceable. Our opposition to CSM’s motion was filed with the court on June 23, 2104, and the hearing on the motion is scheduled for July 21, 2014.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

5.	LICENSing AGREEMENTS

The following represents a summary of our key in-licensing agreements covering our products in clinical development. In addition, we do not perform any research and development activities for any unrelated entities.

Bavituximab

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the phosphatidylserine (“PS”)-targeting technology platform from the University of Texas Southwestern Medical Center at Dallas (“UTSWMC”), including bavituximab. During November 2003, we entered into a non-exclusive license agreement with Genentech, Inc. (“Genentech”), to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program. During December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc., (“Avanir”) covering the generation of a chimeric monoclonal antibody. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to bavituximab we are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. During fiscal year 2014, we expensed $125,000 associated with milestone obligations under in-licensing agreements covering bavituximab, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2013 and 2012.

The following table provides certain information with respect to each of our in-licensing agreements relating to our bavituximab program.

Licensor	Agreement Date	Total Milestone Obligations Expensed To Date	Potential Future Milestone Obligations (1)
UTSWMC	August 2001	$173,000	$300,000
UTSWMC	August 2005	85,000	375,000
Lonza	March 2005	64,000	- (2)
Avanir	December 2003	100,000	1,000,000
Genentech	November 2003	500,000	5,000,000
Total		$922,000	$6,675,000

______________

(1)	Under our current agreements, potential future milestone obligations are due upon achieving certain clinical and regulatory milestones. Based on the current stage of clinical development for bavituximab, future milestone obligations would be due upon submission of a biologics license application in the U.S. and upon FDA approval, which events are currently uncertain and depend on positive clinical trials results. In addition, potential future milestone obligations vary by license agreement (as defined in each license agreement) and certain agreements depend on a valid patent claim, as defined in each of these underlying agreements, at the time the potential milestone is achieved.
(2)	During fiscal year 2012, we completed patient enrollment in our first randomized phase II clinical trial using bavituximab, which triggered an increase in our annual license fee obligation to 75,000 pounds sterling per annum (or approximately $126,000 U.S. based on the exchange rate at April 30, 2014). In addition, in the event we utilize a third-party contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year (or approximately $505,000 U.S. based on the exchange rate at April 30, 2014).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

We do not expect to incur any milestone related expenses regarding our bavituximab program during fiscal year 2015. In addition, of the total potential future milestone obligations of $6,675,000, up to $6,400,000 would be due upon the first commercial approval of bavituximab pursuant to these in-licensing agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these future milestones will occur, if at all.

PGN650

In October 1998, we exclusively in-licensed worldwide rights from UTSWMC, to certain patent families, which was amended in January 2000 to license patents related to aminophospholipid targeting conjugates, such as PGN650. Under the October 1998 license agreement, as amended, we are obligated to pay UTSWMC a future milestone payment of $300,000 upon the first commercial sale of a licensed aminophospholipid targeting conjugate such as PGN650, plus a low single digit royalty on net sales.

In addition, during fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with Affitech A/S (“Affitech”) regarding the generation and commercialization of a certain number of fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates, including the antibody of our imaging agent PGN650. During fiscal year 2013, under the terms of the development and commercialization agreement, we elected to enter into a license agreement for the PS-targeting antibody used to create PGN650, whereby we paid an up-front license fee and are obligated to pay future milestone payments of up to $1,921,000 based on the achievement of certain potential clinical development and regulatory milestones, plus a low single digit royalty on net sales.

During fiscal year 2013, we expensed $50,000 under in-licensing agreements covering PGN650, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2014 or 2012 covering PGN650. In addition, we do not expect to incur any milestone related expenses regarding our PGN650 program during fiscal year 2015.

Other In-Licensing Agreement Covering a Third-Party Product Development Program

During July 2009, we entered into a patent assignment and sublicense with Affitech whereby we out-licensed exclusive worldwide rights to develop and commercialize certain products under our anti-vascular endothelial growth factor (“VEGF”) intellectual property portfolio as further described in the “Out-Licensing Collaborations” section below. The underlying technology licensed to Affitech was in-licensed from UTSWMC in August 2001 under an exclusive worldwide license agreement. Under the UTSWMC license agreement, as amended, our aggregate future milestone obligations are $450,000 assuming the achievement of all development milestones by Affitech. We did not incur any milestone related expenses during the three years ended April 30, 2014. In addition, we do not anticipate making any milestone payments for at least the next fiscal year under the UTSWMC license agreement.

Out-Licensing Agreements

The following represents a summary of our key out-licensing agreements:

During October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our Tumor Necrosis Therapy technology for use in the application of cytokine fusion proteins. During January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the agreement, we would receive a royalty on net sales if a product is approved under the agreement. Merck KGaA is currently in the clinical development stage of this program.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

During July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84. In consideration for the rights granted under our anti-VEGF antibody technology platform, we received non-refundable up-front license fees of $250,000. In addition, we received aggregate milestone payments of $1,000,000 associated with the delivery of two preclinical development packages as defined in the Affitech Agreements. We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for product approval by Affitech or an affiliate, plus a royalty on net sales, as defined in the Affitech Agreements. These potential future milestone payments payable under the Affitech Agreements entail no performance obligations on our part and, accordingly, these payments will not be accounted for under the provisions of ASU No. 2010-17. Therefore, we expect to recognize revenue on the future potential milestone payments, if any, in accordance with the authoritative guidance for revenue recognition, either when the milestone is achieved, if our future obligations are considered inconsequential, or recognized as revenue on a straight-line basis over a performance obligation period, if continued performance or future obligations exist. To date, no clinical or regulatory milestones as defined in the Affitech Agreements have been achieved by Affitech or an affiliate. In addition, in the event Affitech enters into a sublicense agreement with a non-affiliate for the anti-VEGF technology platform, we shall receive a percentage of all payments received under any such sublicenses, which percentage is determined based on the clinical development stage of the technology platform at the time of any such sublicenses. In accordance with the authoritative guidance for revenue recognition, the license includes multiple elements that are not separable and, accordingly, are being accounted for as a single unit of accounting. In addition, we determined that our obligations would be up to a four-year period and therefore, we recognized the non-refundable up-front license fees of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the Affitech Agreements, on a straight-line basis over a four-year period through July 2013. We recognized revenue of $107,000, $350,000 and $350,000 during fiscal years 2014, 2013, and 2012 under the Affitech Agreements, which amounts are included in license revenue in the accompanying consolidated financial statements.

During September 2010, Peregrine and Affitech agreed to amend certain terms of the Affitech Agreements for sublicenses entered into by Affitech with non-affiliates for the territories of Brazil, Russia and other countries of the Commonwealth of Independent States (“CIS”) (“September 2010 Amendment”). Under the amended terms, Peregrine agreed to forego its aforementioned sublicense fee equal to forty-five percent (45%) of the payments received by Affitech (after Affitech deducts fifty percent (50%) of its incurred development costs under the program) for the territories of Brazil, Russia, and the CIS, provided however, that Affitech reinvests such sublicense payments toward the further development of AT001/r84 in those territories. In the event Affitech enters into a licensing transaction for AT001/r84 with a non-affiliate in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us the aforementioned sublicense fees we agreed to forego that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories. The remaining terms of the Affitech Agreements remain unchanged, including milestone and royalty payments. To date, we have not received any payments from Affitech under the September 2010 Amendment.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

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

Sales of Common and Preferred Stock

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

During the three fiscal years ended April 30, 2014, we issued common and preferred stock under the following agreements:

Sale of Common Stock

December 2010 AMI Agreement – On December 29, 2010, we entered into an At Market Sales Issuance Agreement (“December 2010 AMI Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which, through MLV, as agent, we were able to sell shares of our common stock, from time to time at market prices, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-171252) which was declared effective by the Securities and Exchange Commission (“SEC”) on January 5, 2011 (“January 2011 Shelf”), for aggregate gross proceeds of up to $75,000,000. During fiscal year 2012, we sold 24,873,930 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $27,390,000 before deducting commissions and other issuance costs of $626,000. During fiscal year 2013, we sold 31,863,368 shares of common stock at market prices under the December 2010 AMI Agreement for aggregate gross proceeds of $27,382,000 before deducting commissions and other issuance costs of $895,000. As of April 30, 2013, we had raised the full amount of gross proceeds available to us under the December 2010 AMI Agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

September 2011 Registered Direct Public Offering – Under a registered direct public offering dated September 2, 2011, we entered into separate subscription agreements with three institutional investors, pursuant to which we sold an aggregate of 6,252,252 shares of our common stock at a purchase price of $1.11 per share for aggregate gross proceeds of $6,940,000 before deducting placement agent fees and other offering expenses of $525,000. These shares of common stock were sold under our January 2011 Shelf pursuant to a prospectus supplement filed with the SEC on September 2, 2011.

December 2012 AMI Agreement – On December 27, 2012, we entered into an At Market Sales Issuance Agreement (“December 2012 AMI Agreement”) with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $75,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028), which was declared effective by the SEC on April 12, 2012. During fiscal year 2013, we sold 9,320,675 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $13,372,000 before deducting commissions and other issuance costs of $337,000. During fiscal year 2014, we sold 33,527,369 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $55,424,000 before deducting commissions and other issuance costs of $1,504,000. As of April 30, 2014, aggregate gross proceeds of up to $6,204,000 remained available under the December 2012 AMI Agreement.

Sale of Preferred Stock

On February 11, 2014, we entered into an underwriting agreement (the “Underwriting Agreement”) with MLV, as representative for the underwriters identified therein (collectively, the “Underwriters”), providing for the offer and sale to the Underwriters in a firm commitment underwritten public offering of 700,000 shares (the “Firm Shares”) of our newly designated 10.50% Series E Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), at a public offering price of $25.00 per share (the “Offering”). In addition, pursuant to the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 105,000 shares of our Series E Preferred Stock under this Offering at the public offering price less the underwriting discount to cover over-allotments, if any (“Overallotment Option”).

We completed the sale of the Firm Shares on February 19, 2014 for aggregate gross proceeds of $17,500,000, before deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, on February 27, 2014, the Underwriters purchased an additional 75,000 shares of our Series E Preferred Stock upon partial exercise of the Overallotment Option at the public offering price of $25.00 per share for aggregate gross proceeds of $1,875,000, before deducting underwriting discounts and commissions and other offering related expenses payable by us. The aggregate gross proceeds we received from the Offering, including the partial exercise of the Overallotment Option, was $19,375,000, before deducting aggregate underwriting discounts and commissions and other offering related expenses of $1,458,000.

The Offering was made pursuant to a prospectus supplement filed with the SEC on February 12, 2014 to our registration statement on Form S-3 (File No. 333-193113) which was declared effective by the SEC on January 16, 2014. In addition, the Series E Preferred Stock is classified as permanent equity in accordance with FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity.

Series E Preferred Stock Rights and Preferences

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

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

Series E Preferred Stock Dividend

On March 11, 2014, our Board of Directors declared a quarterly cash dividend of $0.2989 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from issuance on February 19, 2014 through March 31, 2014. The cash dividend of $232,000 was paid on April 1, 2014 to holders of the Series E Preferred Stock of record on March 21, 2014.

Shares Of Common Stock Authorized And Reserved For Future Issuance

We are authorized to issue up to 325,000,000 shares of our common stock. As of April 30, 2014, 178,871,164 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of April 30, 2014 excluded the following common shares reserved for future issuance:

•	25,477,483 common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,940,509 common shares reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 common shares issuable upon exercise of outstanding warrants; and
•	22,475,000 common shares issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into shares of common stock at a conversion price of $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 6,458,333 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of common stock, representing the Share Cap, as further described in the Certificate of Designations, filed as Exhibit 3.11 to the Company’s Form 8-A filed with the SEC on February 12, 2014.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

7.	EQUITY COMPENSATION PLANS

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

As of April 30, 2014, we had an aggregate of 25,477,483 shares of common stock reserved for issuance under the Stock Plans. Of those shares, 17,165,333 shares were subject to outstanding options and 8,312,150 shares were available for future grants of share-based awards.

Stock Options - Stock options granted under our Stock Plans are granted at an exercise price not less than the fair market value of our common stock on the date of grant. The options generally vest over a two to four year period and expire ten years from the date of grant, if unexercised. However, certain option awards provide for accelerated vesting if there is a change in control (as defined in the Stock Plans).

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term. The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2014, 2013 and 2012, were as follows:

	Year Ended April 30,
	2014	2013	2012
Risk-free interest rate	1.32%	0.96%	1.44%
Expected life (in years)	5.84	5.85	5.92
Expected volatility	113.92%	95.87%	74.08%
Expected dividend yield	–	–	–

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

The following summarizes our stock option transaction activity for fiscal year ended April 30, 2014:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding, May 1, 2013	15,287,208	$1.84
Granted	4,691,001	$1.42
Exercised	(976,799)	$0.97
Canceled or expired	(1,836,077)	$3.69
Outstanding, April 30, 2014	17,165,333	$1.58	7.70	$8,753,000

Exercisable and expected to vest	17,051,359	$1.58	7.69	$8,711,000
Exercisable, April 30, 2014	12,295,355	$1.69	7.29	$6,393,000

______________

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 30, 2014, which was $1.74 per share.

The weighted-average grant date fair value of options granted to employees during the fiscal years ended April 30, 2014, 2013 and 2012 was $1.19, $0.69 and $0.99 per share, respectively.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2014 and 2013 was $908,000 and $106,000, respectively. Cash received from stock options exercised during fiscal years ended April 30, 2014 and 2013, totaled $944,000 and $96,000, respectively, net of issuance costs of $4,000 and $2,000, respectively. No stock options were exercised during fiscal year ended April 30, 2012.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2014, the total estimated unrecognized compensation cost related to non-vested stock options was $4,173,000. This cost is expected to be recognized over a weighted average vesting period of 1.08 years based on current assumptions.

Restricted Stock Awards - Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. The fair value of restricted stock awards is the quoted market price of our stock on the grant date, and is charged to expense over the period of vesting. Restricted stock awards associated with non-performance conditions vest over the requisite service period and restricted stock awards associated with performance conditions are subject to vesting upon completion of the underlying performance condition. Performance based restricted stock awards are subject to forfeiture if the underlying performance condition is not achieved and all restricted stock awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the awards becoming vested.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

The following summarizes our restricted stock award transaction activity for fiscal year ended April 30, 2014:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested, May 1, 2013	–	$–
Granted	100,000	$1.39
Vested	(100,000)	$1.39
Forfeited	–	$–
Unvested, April 30, 2014	–	$–

The weighted-average grant date fair value of restricted stock awards granted and vested during fiscal year ended April 30, 2014 was $1.39 per share with an aggregate fair value of $139,000. No restricted stock awards were granted or vested during fiscal years ended April 30, 2013 and 2012. As of April 30, 2014, there were no restricted stock awards outstanding, and accordingly, there was no remaining unrecognized compensation cost.

Employee Stock Purchase Plan

On October 21, 2010, our stockholders approved our 2010 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from the Company. Under the ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of stock at the (i) beginning of a six-month offering period or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each fiscal year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1.

A total of 5,000,000 shares are reserved for issuance under the ESPP, of which 2,940,509 shares remained available to purchase at April 30, 2014, and are subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. During the fiscal years ended April 30, 2014, 2013 and 2012, 498,050, 998,556 and 458,041 shares of common stock were purchased, respectively, under the ESPP at a weighted average purchase price per share of $1.09, $0.53 and $0.52, respectively.

The fair value of the shares purchased under the ESPP were determined using a Black-Scholes option pricing model (see explanation of valuation model inputs above under “Stock Options”), and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period). The weighted average grant date fair value of purchase rights under the ESPP during fiscal years ended April 30, 2014, 2013 and 2012 was $0.55, $0.40 and $0.46, respectively, based on the following Black-Scholes option valuation model inputs:

	Year Ended April 30,
	2014	2013	2012
Risk-free interest rate	0.08%	0.15%	0.06%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	93.39%	167.36%	67.96%
Expected dividend yield	–	–	–

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

Share-based Compensation Expense

Total share-based compensation expense related to share-based awards issued under our equity compensation plans for the fiscal years ended April 30, 2014, 2013 and 2012 was comprised of the following:

	2014	2013	2012
Cost of contract manufacturing	$68,000	$89,000	$12,000
Research and development	2,804,000	1,646,000	1,018,000
Selling, general and administrative	3,335,000	1,700,000	1,739,000
Total share-based compensation expense	$6,207,000	$3,435,000	$2,769,000

Share-based compensation from:
Stock options	$5,803,000	$3,039,000	$2,673,000
Restricted stock awards	139,000	–	–
Employee stock purchase plan	265,000	396,000	96,000
	$6,207,000	$3,435,000	$2,769,000

The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, the authoritative guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the re-measurement is recognized in the current period. Share-based compensation expense recorded during fiscal years ended April 30, 2014, 2013 and 2012 associated with stock options and awards granted to non-employees amounted to $391,000, $320,000 and $51,000, respectively.

Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

8.	WARRANTS

Issued - As of April 30, 2014, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018. These warrants were issued in fiscal year 2013 in connection with a loan agreement we entered into during August 2012, which was paid in full during September 2012 (Note 3). There were no warrants issued during fiscal years 2014 and 2012.

Exercised - During fiscal year 2013, 118,444 warrants were exercised on a cashless basis in exchange for 46,427 shares of our common stock. These warrants were issued in fiscal year 2009 in connection with a three-year term loan we entered into during December 2008, which was paid in full during December 2011 (Note 3). There were no warrants exercised during fiscal years 2014 and 2012.

9.	INCOME TAXES

We are primarily subject to U.S. federal and California state jurisdictions. To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

In addition, in accordance with authoritative guidance, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. We had no unrecognized tax benefits from uncertain tax positions as of April 30, 2014 and 2013. It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statements of operations and comprehensive loss. We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2014, 2013, and 2012, and we did not accrue for interest or penalties as of April 30, 2014 and 2013.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

At April 30, 2014, we had total deferred tax assets of $126,922,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our total deferred tax assets. The valuation allowance increased by $12,153,000 from $114,839,000 at April 30, 2013, to $126,992,000 at April 30, 2014 primarily due to additional net operating losses incurred during the current fiscal year. Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. During the fiscal year ended April 30, 2013, a Section 382 analysis was performed and it was determined that no change in ownership had occurred. As such, we included in our deferred tax assets all of the net operating loss carry forwards and have recorded a corresponding increase to our valuation allowance. No Section 382 analysis has been performed subsequent to April 30, 2013, and therefore, our net operating loss carry forwards may be subject to limitation based on events occurring during the fiscal year ended April 30, 2014, including any effect of our Series E Preferred Stock offering.

At April 30, 2014, we had federal net operating loss carry forwards of approximately $295,302,000. The net operating loss carry forwards expire in fiscal years 2019 through 2034. We also have state net operating loss carry forwards of approximately $223,347,000 at April 30, 2014, which begin to expire in fiscal year 2015. In addition, we have approximately $5,997,000 of net operating loss attributable to excess tax deductions on share-based compensation that when utilized, if any, the tax benefit will be booked to additional paid-in-capital.

The provision for income taxes consists of the following for the three years ended April 30,:

	2014	2013	2012
Provision for federal income taxes at statutory rate	$(12,023,000)	$(10,125,000)	$(14,321,000)
State income taxes (1)	(3,124,000)	(2,631,000)	(3,703,000)
Expiration and adjustments of deferred tax assets (1)	2,751,000	(95,630,000)	17,703,000
Change in valuation allowance	12,153,000	108,310,000	(95,000)
Other, net	243,000	76,000	416,000
Income tax (expense) benefit	$–	$–	$–

______________

(1)	For the fiscal years ended April 30, 2013 and 2012, we reclassified $2,633,000 and $3,723,000, respectively, from expiration and adjustments of deferred tax assets to state income taxes to conform to our fiscal year 2014 presentation of provision for income taxes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets at April 30, 2014 and 2013 are as follows:

	2014	2013

Share-based compensation	$4,716,000	$4,624,000
Deferred revenue	2,370,000	1,912,000
Depreciation and amortization	664,000	668,000
Accrued liabilities	1,650,000	1,677,000
Net operating losses	117,592,000	105,958,000

Total deferred tax assets	126,992,000	114,839,000
Less valuation allowance	(126,992,000)	(114,839,000)

Net deferred tax assets	$–	$–

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

10.	BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all full-time employees who are at least the age of 21 and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We are not required to make matching contributions under the Plan and we have made no matching contributions to the Plan since its inception through December 2009. Effective January 2010, we voluntarily agreed to match 50% of employee contributions of up to the first 6% of a participant’s annual salary for all Plan contributions, subject to certain IRS limitations. Under the Plan, each participating employee is fully vested in his or her contributions to the Plan and our contributions to the Plan will fully vest after six years of service. The expense related to our matching contributions to the Plan was $300,000, $284,000, and $232,000 for the fiscal years ended April 30, 2014, 2013, and 2012, respectively.

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

Segment information for the fiscal years ended April 30, 2014, 2013 and 2012 is summarized as follows:

	2014	2013	2012
Contract manufacturing services revenue	$22,294,000	$21,333,000	$14,783,000
Cost of contract manufacturing services	13,110,000	12,595,000	10,153,000
Gross profit	$9,184,000	$8,738,000	$4,630,000

Revenue from products in research and development	$107,000	$350,000	$450,000
Research and development expense	(27,723,000)	(24,306,000)	(35,688,000)
Selling, general and administrative expense	(17,274,000)	(13,134,000)	(11,462,000)
Other income (expense), net	344,000	268,000	(49,000)
Loss on early extinguishment of debt	–	(1,696,000)	–
Net loss	$(35,362,000)	$(29,780,000)	$(42,119,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

Revenue generated from our contract manufacturing services segment during fiscal years ended April 30, 2014, 2013 and 2012 was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	2014	2013	2012

United States (customer A)	91%	81%	44%
United States (customer B)	1	17	–
Germany (one customer)	–	–	17
Denmark (one customer)	–	–	25
Other customers	8	2	14
Total	100%	100%	100%

Revenue generated from our products in our research and development segment during fiscal years ended April 30, 2014, 2013 and 2012 were directly related to license revenue recognized under licensing agreements with unrelated entities (Note 5).

Our long-lived assets consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software and are net of accumulated depreciation. Long-lived assets by segment as of April 30, 2014 and 2013 consist of the following:

	2014	2013
Long-lived Assets, net:
Contract manufacturing services	$1,956,000	$2,039,000
Products in research and development	491,000	639,000
Total	$2,447,000	$2,678,000

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	2014	2014	2013	2013	2013	2013	2012	2012
Net revenues	$6,474,000	$3,885,000	$7,354,000	$4,688,000	$4,254,000	$7,039,000	$6,139,000	$4,251,000
Gross profit (a)	$2,645,000	$1,469,000	$3,159,000	$1,911,000	$959,000	$3,310,000	$2,358,000	$2,111,000
Loss from operations	$(10,529,000)	$(9,743,000)	$(7,814,000)	$(7,620,000)	$(8,463,000)	$(5,161,000)	$(7,057,000)	$(7,671,000)
Net loss (b)	$(10,248,000)	$(9,724,000)	$(7,790,000)	$(7,600,000)	$(8,449,000)	$(4,914,000)	$(8,753,000)	$(7,664,000)
Net loss attributable to common stockholders (c)	$(10,649,000)	$(9,724,000)	$(7,790,000)	$(7,600,000)	$(8,449,000)	$(4,914,000)	$(8,753,000)	$(7,664,000)
Basic and diluted loss per common share	$(0.06)	$(0.06)	$(0.05)	$(0.05)	$(0.06)	$(0.04)	$(0.08)	$(0. 07)

________________

(a)	Gross profit represents contract manufacturing revenue less cost of contract manufacturing.
(b)	Net loss for the quarter ended October 31, 2012, includes a loss on the early extinguishment of debt of $1,696,000 (Note 3).
(c)	Net loss attributable to common stockholders for the quarter ended April 30, 2014, includes Series E preferred stock accumulated dividends of $401,000.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014 (continued)

13.	SUBSEQUENT EVENTS

Broad Based Annual Grant of Stock Options

On May 6, 2014, our Compensation Committee of the Board of Directors approved a broad based annual grant of stock options for fiscal year 2015 to substantially all of our employees, non-employee directors and certain consultants to purchase an aggregate of 3,995,804 shares of common stock at an exercise price of $1.75. These stock options were granted under our 2011 Stock Incentive Plan and vest quarterly in equal installments over a two year period.

Series E Preferred Stock Dividend

On June 10, 2014, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock.  The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from April 1, 2014 through June 30, 2014.  The cash dividend of $771,000 was paid on July 1, 2014 to holders of the Series E Preferred Stock of record on June 20, 2014.

Series E Preferred Stock AMI Agreement

On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“Series E AMI Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000. The shares of our Series E Preferred Stock issuable under the Series E AMI Agreement are registered for sale to the public pursuant to a prospectus supplement filed on June 13, 2014 with the SEC in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-193113), which became effective on January 16, 2014. Subsequent to June 13, 2014 and through July 14, 2014, we sold 400,000 shares of our Series E Preferred Stock at market prices under the Series E AMI Agreement for aggregate gross proceeds of $10,000,000 before deducting commissions of $500,000. As of July 14, 2014, aggregate gross proceeds of up to $20,000,000 remained available under the Series E AMI Agreement.

Common Stock AMI Agreement

On June 13, 2014, we entered into a separate At Market Issuance Sales Agreement (“June 2014 AMI Agreement”), with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent for aggregate gross proceeds of up to $25,000,000. The shares of our common stock issuable under the June 2014 AMI Agreement are registered for sale to the public pursuant to a prospectus supplement filed on June 13, 2014 with the SEC in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-180028), which became effective on April 12, 2012. As of July 14, 2014, we had not sold any shares of common stock under the June 2014 AMI Agreement.

PEREGRINE PHARMACEUTICALS, INC. SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2014

	Balance at			Balance
	Beginning			at end
Description	of period	Additions	Deductions	of period
Valuation reserve for trade and other receivables, and unbilled amounts
Year ended April 30, 2012	$112,000	$–	$(1,000)	$111,000
Year ended April 30, 2013	$111,000	$–	$(3,000)	$108,000
Year ended April 30, 2014	$108,000	$–	$(3,000)	$105,000

