Form 10-Q
period 2014-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2014-09-09
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Yes ☐     No  ☒

As of September 5, 2014, there were 179,505,424 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2014	APRIL 30, 2014
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,256,000	$77,490,000
Trade and other receivables, net	1,391,000	1,332,000
Inventories	5,998,000	5,530,000
Prepaid expenses and other current assets, net	883,000	1,419,000
Total current assets	81,528,000	85,771,000
Property and equipment, net	3,647,000	2,447,000
Other assets	2,432,000	2,327,000
TOTAL ASSETS	$87,607,000	$90,545,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,080,000	$2,434,000
Accrued clinical trial and related fees	1,887,000	4,433,000
Accrued payroll and related costs	2,654,000	3,837,000
Deferred revenue, current portion	4,670,000	5,241,000
Customer deposits	6,226,000	5,760,000
Other current liabilities	606,000	502,000
Total current liabilities	21,123,000	22,207,000

Deferred revenue, less current portion	–	292,000
Other long-term liabilities	892,000	347,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $0.001 par value; authorized 5,000,000 shares; issued and outstanding – 1,175,000 and 775,000, respectively	1,000	1,000
Common stock-$0.001 par value; authorized 325,000,000 shares; issued and outstanding – 179,216,032 and 178,871,164, respectively	179,000	179,000
Additional paid-in capital	481,807,000	470,785,000
Accumulated deficit	(416,395,000)	(403,266,000)
Total stockholders’ equity	65,592,000	67,699,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,607,000	$90,545,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

	THREE MONTHS ENDED
	July 31, 2014	July 31, 2013
	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$5,496,000	$4,581,000
License revenue	–	107,000
Total revenues	5,496,000	4,688,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,583,000	2,670,000
Research and development	10,201,000	5,304,000
Selling, general and administrative	4,883,000	4,334,000
Total costs and expenses	18,667,000	12,308,000

LOSS FROM OPERATIONS	(13,171,000)	(7,620,000)

OTHER INCOME (EXPENSE):
Interest and other income	42,000	21,000
Interest and other expense	–	(1,000)

NET LOSS	$(13,129,000)	$(7,600,000)

Comprehensive loss	$(13,129,000)	$(7,600,000)

Series E preferred stock accumulated dividends	(1,028,000)	–

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,157,000)	$(7,600,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	179,118,255	149,393,630

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JULY 31,
	2014	2013
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,129,000)	$(7,600,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,776,000	1,593,000
Depreciation and amortization	277,000	257,000
Changes in operating assets and liabilities:
Trade and other receivables, net	(59,000)	(610,000)
Inventories	(468,000)	(1,340,000)
Prepaid expenses and other current assets, net	536,000	74,000
Other non-current assets	(29,000)	–
Accounts payable	2,518,000	(661,000)
Accrued clinical trial and related fees	(2,546,000)	(322,000)
Accrued payroll and related expenses	(1,183,000)	(311,000)
Deferred revenue	(863,000)	(7,000)
Customer deposits	466,000	469,000
Other accrued expenses and current liabilities	108,000	357,000
Other long-term liabilities	(47,000)	(23,000)

Net cash used in operating activities	(12,643,000)	(8,124,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(1,349,000)	(27,000)
Decrease (increase) in other assets	516,000	(223,000)

Net cash used in investing activities	(833,000)	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $14,000 and $491,000, respectively	421,000	14,706,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $516,000	9,484,000	–
Proceeds from exercise of stock options, net of issuance costs of $3,000 and nil, respectively	112,000	84,000
Dividends paid on preferred stock	(771,000)	–
Principal payments on capital leases	(4,000)	(20,000)
Net cash provided by financing activities	9,242,000	14,770,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,234,000)	6,396,000

CASH AND CASH EQUIVALENTS, beginning of period	77,490,000	35,204,000

CASH AND CASH EQUIVALENTS, end of period	$73,256,000	$41,600,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for purchase of property and equipment	$128,000	$–
Lease incentives	$592,000	$–

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited)

1.	ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a biopharmaceutical company with a portfolio of novel drug candidates in clinical trials focused on the treatment and diagnosis of cancer. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of second-line non-small cell lung cancer (the “SUNRISE trial”) along with several investigator-sponsored trials evaluating other treatment combinations and additional oncology indications. In addition, we are also evaluating our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types. Peregrine also has in-house manufacturing capabilities through its wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a Contract Manufacturing Organization (“CMO”) that provides development and biomanufacturing services for Peregrine and its third-party clients.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014. The condensed consolidated balance sheet at April 30, 2014, has been derived from audited financial statements at that date. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

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

Adoption of Recent Accounting Pronouncements

Effective May 1, 2014, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. The adoption ASU No. 2013-11 did not have a material impact on our consolidated financial statements

Pending Adoption of Recent Accounting Pronouncements

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-14 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-14 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-14 is effective for annual reporting periods ending after December 15, 2016, which will be our fiscal year ending April 30, 2017, and to annual and interim periods thereafter. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-15 on our consolidated financial statements and related disclosures.

Liquidity and Financial Condition

At July 31, 2014, we had $73,256,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2014, we raised $10,000,000 in aggregate gross proceeds from the sale of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) under an At Market Issuance Sales Agreement (Note 6) and raised an additional $435,000 in aggregate gross proceeds from the sale of shares of our common stock under a separate At Market Sales Issuance Agreement (Note 6). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least the next twelve months based on our current projections, which include projected costs associated with our Phase III SUNRISE trial, projected cash outflows for the payment of dividends on our Series E Preferred Stock, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

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

Concentrations of Credit Risk and Customer Base

Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents and trade receivables. We maintain our cash balances primarily with one major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial bank holding our cash balances to the extent of the cash amount recorded on the accompanying interim unaudited condensed consolidated balance sheet.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs. As of July 31, 2014 and April 30, 2014, approximately 100% and 99% of our trade receivables, respectively, represent amounts due from two customers.

In addition, contract manufacturing revenue generated by Avid has historically been derived from a small customer base (Note 9). These customers typically do not enter into long-term contracts because their need for drug supply depends on a variety of factors, including the drug’s stage of development, their financial resources, and, with respect to commercial drugs, demand for the drug in the market. Our future results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated

Revenue Recognition

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

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

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

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

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

As of July 31, 2014 and April 30, 2014, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated financial statements for the three months ended July 31, 2014 and 2013.

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

In addition, under certain in-licensing agreements associated with the research and development of our product candidates, we are obligated to pay certain milestone payments based on potential clinical development and regulatory milestones. These milestone payments have no alternative future uses (in other research and development projects or otherwise) and therefore have no separate economic values and are expensed as research and development costs at the time the costs are incurred. We have no in-licensed product candidates that have alternative future uses in research and development projects or otherwise.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

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

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period excluding the dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, warrants, and Series E Preferred Stock outstanding during the period. Diluted net loss per common share is computed by dividing our net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of stock options, common shares expected to be issued under our employee stock purchase plan, warrants, and Series E Preferred Stock outstanding during the period. Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

The potential dilutive effect of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period was calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. Because the impact of stock options, common shares expected to be issued under our employee stock purchase plan, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three months ended July 31, 2014 and 2013.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, common shares expected to be issued under our employee stock purchase plan, and warrants, to purchase up to an aggregate of 5,026,166 and 4,426,459 shares of common stock for the three months ended July 31, 2014 and 2013, respectively, since their impact are anti-dilutive during periods of net loss.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase up to an aggregate of 4,885,058 and 5,933,036 shares of common stock for the three months ended July 31, 2014 and 2013, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect. In addition, weighted average shares of 8,159,545, assuming the issuance of common stock upon conversion of outstanding Series E Preferred Stock for the three months ended July 31, 2014, were also excluded from the calculation of weighted average diluted shares outstanding as the conversion price was greater than the average market price during the period, resulting in an anti-dilutive effect. There were no shares of Series E Preferred Stock outstanding during the three months ended July 31, 2013.

3.	Trade and other RECEIVABLEs

Trade and other receivables, net, consists of the following at July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
Trade receivables(1)	$1,324,000	$1,219,000
Other receivables, net	67,000	113,000
Trade and other receivables, net	$1,391,000	$1,332,000

______________

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of July 31, 2014 and April 30, 2014, we determined an allowance for doubtful accounts of $6,000 and $13,000, respectively, was necessary with respect to our other receivables, and no allowance was necessary with respect to our trade receivables.

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
Leasehold improvements	$1,538,000	$1,538,000
Laboratory equipment	5,913,000	5,646,000
Furniture, fixtures, office equipment and software	3,889,000	2,679,000
	11,340,000	9,863,000
Less accumulated depreciation and amortization	(7,693,000)	(7,416,000)
Property and equipment, net	$3,647,000	$2,447,000

Depreciation and amortization expense for three months ended July 31, 2014 and 2013 was $277,000 and $257,000, respectively.

5.	INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
Raw materials	$2,725,000	$2,370,000
Work-in-process	3,273,000	3,160,000
Total inventories	$5,998,000	$5,530,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

6.	STOCKHOLDERS’ EQUITY

Sales of Common and Preferred Stock

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

With respect to financing our operations through the issuance of equity, the following is a summary of our financing activity during the three months ended July 31, 2014.

Common Stock

On December 27, 2012, we entered into an At Market Sales Issuance Agreement (“December 2012 AMI Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $75,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028), which was declared effective by the SEC on April 12, 2012. During the three months ended July 31, 2014, we sold 226,700 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $435,000 before deducting commissions and other issuance costs of $14,000. As of July 31, 2014, aggregate gross proceeds of up to $5,769,000 remained available under the December 2012 AMI Agreement.

On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“June 2014 AMI Agreement”), with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $25,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028). As of July 31, 2014, we had not sold any shares of common stock under the June 2014 AMI Agreement.

Preferred Stock

On June 13, 2014, we entered into a separate At Market Issuance Sales Agreement (“Series E AMI Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-193113), which was declared effective by the SEC on January 16, 2014. During the three months ended July 31, 2014, we sold 400,000 shares of our Series E Preferred Stock at market prices under the Series E AMI Agreement for aggregate gross proceeds of $10,000,000 before deducting commission and other issuance costs of $516,000. As of July 31, 2014, aggregate gross proceeds of up to $20,000,000 remained available under the Series E AMI Agreement.

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

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

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

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 325,000,000 shares of our common stock. As of July 31, 2014, 179,216,032 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of July 31, 2014 excluded the following shares of common stock reserved for future issuance:

•	25,297,851 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,940,509 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 shares of common stock issuable upon exercise of outstanding warrants; and
•	34,075,000 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into shares of common stock at a conversion price of $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 9,791,666 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of common stock, as further described in the Certificate of Designations, filed as Exhibit 3.11 to the Company’s Form 8-A filed with the SEC on February 12, 2014.
12

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

7.	equity compensation plans

Stock Incentive Plans

As of July 31, 2014, we had an aggregate of 25,297,851 shares of common stock reserved for issuance under our stock incentive plans, of which, 21,069,179 shares were subject to outstanding options and 4,228,672 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the three months ended July 31, 2014:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2014	17,165,333	$ 1.58
Granted	4,187,470	$ 1.75
Exercised	(118,168)	$ 0.97
Canceled or expired	(165,456)	$ 3.72
Outstanding, July 31, 2014	21,069,179	$ 1.60

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “ESPP”), of which 2,940,509 shares of common stock remain available for purchase as of July 31, 2014. The ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from the Company. Under the ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1. No shares were purchased under the ESPP during the three months ended July 31, 2014 as the current six-month offering period ends on October 31, 2014.

Share-Based Compensation

Total share-based compensation expense is included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended July 31,
	2014	2013
Cost of contract manufacturing	$24,000	$24,000
Research and development	743,000	741,000
Selling, general and administrative	1,009,000	828,000
Total share-based compensation expense	$1,776,000	$1,593,000

Share-based compensation from:
Stock options	$1,697,000	$1,503,000
Employee stock purchase plan	79,000	90,000
	$1,776,000	$1,593,000

As of July 31, 2014, the total estimated unrecognized compensation cost related to non-vested stock options was $7,786,000. This cost is expected to be recognized over a weighted average vesting period of 1.43 years based on current assumptions.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

8.	WARRANTS

No warrants were issued or exercised during the three months ended July 31, 2014. As of July 31, 2014, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018.

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

Segment information is summarized as follows:

	Three Months Ended July 31,
	2014	2013

Contract manufacturing services revenue	$5,496,000	$4,581,000
Cost of contract manufacturing services	3,583,000	2,670,000
Gross profit	1,913,000	1,911,000
Revenue from products in research and development	–	107,000
Research and development expense	(10,201,000)	(5,304,000)
Selling, general and administrative expense	(4,883,000)	(4,334,000)
Other income, net	42,000	20,000
Net loss	$(13,129,000)	$(7,600,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended July 31,
	2014	2013

United States (one customer)	100%	93%
Other customers	–	7
Total	100%	100%

Revenue generated from our products in our research and development segment during the three months ended July 31, 2013 was directly related to license revenue recognized under licensing agreements with an unrelated entity.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

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

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. The complaint alleges that the Company’s directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by the Company’s Board of Directors during the past three fiscal years, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to the Company’s directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past three fiscal years, of compensation to the Company’s non-employee directors. In addition, the complaint alleges that the Company’s directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for the Company’s 2013 annual meeting of stockholders. The defendants filed their answer to the complaint on February 5, 2014.  We believe that the derivative and class action complaint are without merit and intend to vigorously defend the action.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2014 (unaudited) (continued)

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We granted CSM until July 19, 2013 to file an answer to our complaint, which CSM did on July 11, 2013. The parties appeared in court in February 2014 for a scheduling conference at which the court scheduled the trial to commence in April 2015. On June 5, 2014, CSM filed with the court a Notice of Motion and Motion for Partial Summary Judgment seeking partial summary judgment on our claims for damages on the grounds that the limitation of liability clauses contained in our master services agreement with CSM are valid and enforceable. Our opposition to CSM’s motion was filed with the court on June 23, 2104, and the hearing on the motion was held on July 28, 2014. On July 30, 2014, the court issued its order holding that the limitation of liability clause did not apply to our claims for active negligence, negligent misrepresentation and constructive fraud, but did apply to our causes of action for breach of contract, passive negligence and negligence per se.

11.	SUBSEQUENT EVENT

On September 8, 2014, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from July 1, 2014 through September 30, 2014. The cash dividend is payable on October 1, 2014 to holders of the Series E Preferred Stock of record on September 19, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in Part II, Section 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, and the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

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

Product Candidate	Indication; Trial Design	Phase	Status
Bavituximab PS-Targeting Monoclonal Antibody (oncology)	Second-line non-small cell lung cancer (“NSCLC”); randomized, double blind, placebo-controlled, combined with docetaxel (SUNRISE trial)	III	Trial initiated in December 2013; patient enrollment ongoing.
	Front-line NSCLC; randomized, open-label, combined with carboplatin and pemetrexed	Ib	Patient enrollment complete; Interim data described below.
	HER2-negative metastatic breast cancer (MBC); single arm, open-label, combined with paclitaxel	I	Patient enrollment complete; Interim data described below.
	Advanced liver cancer (hepatocellular carcinoma or HCC); single arm, open-label, combined with sorafenib	I/II	Patient enrollment complete; Interim safety data described below.
	Front-line rectal adenocarcinoma; single arm, open-label, combined with capecitabine and radiation therapy	I	Patient enrollment ongoing.

Product Candidate	Indication; Trial Design	Phase	Status
	Advanced melanoma; randomized, open label, combined with ipilimumab	Ib	Trial initiated in April 2014; Patient enrollment ongoing.
PGN650 PS-targeting F(ab’)2 fully human monoclonal antibody (imaging)	Imaging agent	I*	Patient enrollment ongoing.

____________

* Filed under an exploratory Investigational New Drug Application (“IND”).

Bavituximab for the Treatment of Solid Tumors

We believe our novel immunotherapy candidate bavituximab may have broad potential for the treatment of multiple types of cancer. In December 2013, we initiated our SUNRISE trial, a randomized Phase III trial for bavituximab in combination with docetaxel in second-line NSCLC. In addition, we have investigator-sponsored trials evaluating different treatment combinations and additional oncology indications for bavituximab.

The following represents an overview of our company and investigator-sponsored bavituximab clinical trials by indication:

Bavituximab in Second-Line NSCLC

Bavituximab is our lead immunotherapy investigational candidate in Phase III development for the treatment of second-line NSCLC. The design of the SUNRISE (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study) trial was supported by promising data from our prior Phase IIb second-line NSCLC trial in the same indication, which final data was presented at the 2013 American Society of Clinical Oncology Annual Meeting. In December 2013, we initiated the Phase III SUNRISE trial and patient enrollment is ongoing. In addition, in January 2014, we announced that bavituximab received Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for combination with docetaxel in patients with previously-treated non-squamous NSCLC.

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

Bavituximab in HER2-negative Metastatic Breast Cancer (MBC)

This investigator-sponsored Phase I trial was designed to assess bavituximab combined with paclitaxel in up to 14 patients with HER2-negative metastatic breast cancer. Interim data presented at ASCO in June 2013, reported that, from 13 evaluable patients, 85% of patients achieved an objective tumor response, including 15% of patients achieving a complete response measured in accordance with RECIST criteria. Patient enrollment is complete and final data from this trial is anticipated during fiscal year 2015.

Bavituximab in Advanced Liver Cancer

This ongoing investigator-sponsored Phase I/II trial is designed to assess bavituximab combined with sorafenib in up to 48 patients with advanced liver cancer (“hepatocellular carcinoma” or “HCC”). Data presented at AACR in April 2012 showed that of the nine patients enrolled in the Phase I portion of the study, no dose-limiting toxicities or serious adverse events were observed. In addition, patient enrollment was recently completed in the Phase II portion of the trial and interim data is anticipated during fiscal year 2015.

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

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2014 and 2013. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended July 31,
	2014	2013	$ Change	% Change
REVENUES:
Contract manufacturing revenue	$5,496,000	$4,581,000	$915,000	20%
License revenue	–	107,000	(107,000)	(100%	)
Total revenues	5,496,000	4,688,000	808,000	17%

COSTS AND EXPENSES:
Cost of contract manufacturing	3,583,000	2,670,000	913,000	34%
Research and development	10,201,000	5,304,000	4,897,000	92%
Selling, general and administrative	4,883,000	4,334,000	549,000	13%

Total costs and expenses	18,667,000	12,308,000	6,359,000	52%

LOSS FROM OPERATIONS	(13,171,000)	(7,620,000)	(5,551,000)	73%

OTHER INCOME (EXPENSE):
Interest and other income	42,000	21,000	21,000	100%
Interest and other expense	–	(1,000)	1,000	(100%	)

NET LOSS	$(13,129,000)	$(7,600,000)	$(5,529,000)	73%

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues

The increase in total revenues of $808,000 (or 17%) during the three months ended July 31, 2014 compared to the same period in the prior year was due to an increase in contract manufacturing revenue of $915,000 offset by a $107,000 decrease in license revenue. The increase in contract manufacturing revenue was primarily due to the completion of an additional manufacturing run in the current year period compared to the prior year period; offset by a decrease in process development related services, which can primarily be attributed to the timing of services provided to Avid third-party customers. The decrease in license revenue was directly related to revenue recognized in the prior year period in accordance with the terms of our existing license agreements.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for the current fiscal year to be in-line with fiscal year 2014. In addition, based on our existing licensing agreements, we do not expect license revenue to be a significant source of revenue for the current fiscal year.

Cost of Contract Manufacturing

The increase in cost of contract manufacturing of $913,000 (or 34%) during the three months ended July 31, 2014 compared to the same period in the prior year was primarily due to the current year three-month period increase in contract manufacturing revenue combined with a current period write-off of unusable work-in-process inventory. As a result of the write-off of unusable work-in-process inventory in the current year period, our gross margin decreased to 35% compared to 42% in the same prior year period.

Research and Development Expenses

Research and development (“R&D”) expenses primarily include (i) payroll and related costs, including share-based compensation, associated with R&D personnel, (ii) costs related to clinical trials and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other R&D expenses. R&D expenses are charged to expense as incurred when these expenditures relate to our R&D efforts and have no alternative future uses.

The increase in R&D expenses of $4,897,000 (or 92%) during the three months ended July 31, 2014 compared to the same period in the prior year was due to the following changes associated with each of the following technologies under development:

Technology Platform	R&D Expenses- Quarter Ended July 31, 2014	R&D Expenses- Quarter Ended July 31, 2013	$ Change
PS-Targeting	$9,800,000	$3,989,000	$5,811,000
Cotara® and Other Technologies	401,000	1,315,000	(914,000)
Total R&D Expenses	$10,201,000	$5,304,000	$4,897,000

o	PS-Targeting – The increase in PS-targeting program expenses of $5,811,000 during the three months ended July 31, 2014 compared to the same period in the prior year was primarily due to an increase of $4,705,000 in costs associated with advancing our Phase III SUNRISE trial (initiated in December 2013). During the current quarter, we saw increases in clinical research organization (or “CRO”) fees, investigator meeting fees, clinical site initiation fees (as we increased the number of sites open for enrollment), patient fees, chemotherapy drug costs, laboratory testing fees, product packaging, labeling and distribution costs, and other costs associated with advancing this later stage trial. The current year period increase in PS-targeting program expenses was also due to increases in manufacturing costs associated with our bavituximab clinical program, share-based compensation expense (non-cash) and preclinical study expenses.

o	Cotara and Other Technologies– The decrease in Cotara and other program expenses of $914,000 during the three months ended July 31, 2014 compared to the same period in the prior year was primarily attributed to decreases in payroll and related expenses, manufacturing costs and share-based compensation expense associated with our Cotara program as our current year period R&D efforts were primarily focused on advancing our Phase III SUNRISE trial. Further development of our Cotara program is dependent on our finding a partner.

Based on our current projections, we expect R&D expenses in fiscal year 2015 to continue to increase in comparison to fiscal year 2014 as we advance our Phase III SUNRISE trial and continue to evaluate bavituximab’s broad potential in the treatment and diagnosis of cancer in other indications and combinations. These projections include a number of uncertainties, including but not limited to (i) the uncertainty of the rate at which patients will be enrolled in any current or future clinical trials, including our Phase III SUNRISE trial, (ii) the uncertainty of future clinical and preclinical studies, which are dependent upon the results of current clinical and preclinical studies, (iii) the uncertainty of obtaining regulatory approval to advance our current exploratory IND clinical program to Phase I or to commence any future trials, and (iv) the uncertainty of terms related to any potential future partnering or licensing arrangement. During fiscal year 2015, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform as we are seeking potential partners to further advance the Cotara clinical program.

Looking beyond fiscal year 2015, we expect to continue to direct the majority of our R&D expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future R&D costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of payroll and related expenses, including share-based compensation expense, for personnel in executive, finance, accounting, business development, legal, human resources and other internal support functions. In addition, SG&A expenses include legal fees, audit and accounting fees, patent fees, investor relation expenses, non-employee director fees, insurance expense, and other expenses relating to the general management, administration, and business development activities of the Company.

The increase in SG&A expenses of $549,000 (or 13%) during the three months ended July 31, 2014 compared to the same period in the prior year was primarily due to increases in share-based compensation expense of $181,000 (non-cash), legal fees of $180,000, payroll and related expenses of $111,000, and incremental increases in patent fees and other general corporate related expenses. The increase in share-based compensation expense (non-cash) was primarily related to the amortization of the fair value of stock options granted to employees and non-employee directors under our routine annual broad-based grants of stock option awards. The increase in legal fees is primarily attributable to general corporate legal matters, including legal fees associated with certain lawsuits described in this Quarterly Report on Form 10-Q under Part II, Item 1, “Legal Proceedings”. The increase in payroll and related expenses is primarily attributed to compensation increases associated with annual merit increases and increased employee headcount to support our clinical development activities and our contract manufacturing business.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2014, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2014.

Liquidity and Capital Resources

At July 31, 2014, we had $73,256,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2014, we raised $10,000,000 in aggregate gross proceeds from the sale of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) under an At Market Issuance Sales Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements) and raised an additional $435,000 in aggregate gross proceeds from the sale of shares of our common stock under a separate At Market Sales Issuance Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least the next twelve months based on our current projections, which include projected costs associated with our Phase III SUNRISE trial, projected cash outflows for the payment of dividends on our Series E Preferred Stock, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2014 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Three Months Ended July 31,
	2014	2013
Net loss, as reported	$(13,129,000)	$(7,600,000)
Less non-cash operating expenses:
Share-based compensation	1,776,000	1,593,000
Depreciation and amortization	277,000	257,000
Net cash used in operating activities before changes in operating assets and liabilities	$(11,076,000)	$(5,750,000)
Net change in operating assets and liabilities	$(1,567,000)	$(2,374,000)
Net cash used in operating activities	$(12,643,000)	$(8,124,000)

Net cash used in operating activities increased $4,519,000 to $12,643,000 for the three months ended July 31, 2014 compared to net cash used in operating activities of $8,124,000 for the three months ended July 31, 2013. This increase in net cash used in operating activities was due to an increase of $5,326,000 in net loss reported during the current three-month period after deducting non-cash operating expenses offset by a net change in operating assets and liabilities of $807,000. The increase in our current three-month period reported net loss can primarily be attributed to the current period increase in research and development expenses associated with advancing our Phase III SUNRISE trial.

Cash Used In Investing Activities. Net cash used in investing activities increased $583,000 to $833,000 for the three months ended July 31, 2014 compared to net cash used in investing activities of $250,000 for the three months ended July 31, 2013. Net cash used in investing activities of $833,000 for the three months ended July 31, 2014 is due to an increase in property and equipment acquisitions of $1,349,000 related to the implementation of an enterprise resource planning or ERP system and the acquisition of laboratory equipment offset by a decrease in other assets of $516,000. The current period decrease in other assets was primarily due to the transfer of progress payments incurred during fiscal year 2014 to property and equipment associated with the aforementioned current quarter property and equipment acquisitions.

Net cash used in investing activities of $250,000 for the three months ended July 31, 2013 is related to property acquisitions of $27,000 combined with an increase in other assets of $223,000 related to progress payments to support internal product development efforts and business opportunities at Avid.

Cash Provided By Financing Activities. Net cash provided by financing activities decreased $5,528,000 to $9,242,000 for the three months ended July 31, 2014 compared to net cash provided by financing activities of $14,770,000 for the three months ended July 31, 2013. Net cash provided by financing activities during the three months ended July 31, 2014 consisted of (i) $9,484,000 in net proceeds from the sale of shares of our Series E Preferred Stock under an At Market Issuance Sales Agreement, (ii) $421,000 in net proceeds from the sale of shares of our common stock under a separate At Market Issuance Sales Agreement, and (iii) $112,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our Series E Preferred Stock of $771,000 and principal payments on a capital lease of $4,000.

Net cash provided by financing activities during the three months ended July 31, 2013 consisted of $14,706,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $84,000 in net proceeds from stock option exercises, which amounts were offset by principal payments on capital leases of $20,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U. S. interest rates would affect the interest earned on our cash and cash equivalents balance at July 31, 2014, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2014.

There were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. The complaint alleges that the Company’s directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by the Company’s Board of Directors during the past three fiscal years, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to the Company’s directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past three fiscal years, of compensation to the Company’s non-employee directors. In addition, the complaint alleges that the Company’s directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for the Company’s 2013 annual meeting of stockholders. The defendants filed their answer to the complaint on February 5, 2014. We believe that the derivative and class action complaint are without merit and intend to vigorously defend the action.

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On March 7, 2013, we and CSM submitted to the court a proposed stipulation pursuant to which the lawsuit would be stayed for up to 120 days during which time we and CSM would participate in an alternative dispute resolution process, pursuant to our contract with CSM.  The proposed stipulation was approved by the court on March 8, 2013. On June 26, 2013, we and CSM engaged in an alternative dispute resolution session that did not result in any resolution of our dispute. The aforementioned stay expired on July 6, 2013. We granted CSM until July 19, 2013 to file an answer to our complaint, which CSM did on July 11, 2013. The parties appeared in court in February 2014 for a scheduling conference at which the court scheduled the trial to commence in April 2015. On June 5, 2014, CSM filed with the court a Notice of Motion and Motion for Partial Summary Judgment seeking partial summary judgment on our claims for damages on the grounds that the limitation of liability clauses contained in our master services agreement with CSM are valid and enforceable. Our opposition to CSM’s motion as filed with the court on June 23, 2104, and the hearing on the motion was held on July 28, 2014. On July 30, 2014, the court issued its order holding that the limitation of liability clause did not apply to our claims for active negligence, negligent misrepresentation and constructive fraud, but did apply to our causes of action for breach of contract, passive negligence and negligence per se.

Item 1A. Risk Factors.

The following risk factors below update, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report for the fiscal year ended April 30, 2014.

Risks Related to Our Business

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations or timely complete our phase iii SUNRISE trial.

At July 31, 2014, we had $73,256,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2014, we raised $10,000,000 in aggregate gross proceeds from the sale of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) under an At Market Issuance Sales Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements) and raised an additional $435,000 in aggregate gross proceeds from the sale of shares of our common stock under a separate At Market Sales Issuance Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least the next twelve months based on our current projections, which include projected costs associated with our Phase III SUNRISE trial, projected cash outflows for the payment of dividends on our Series E Preferred Stock, projected cash inflows under signed contracts with existing customers of Avid and assuming we raise no additional capital from the capital markets or other potential sources.

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

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for the three months ended July 31, 2014 and for each of the past three fiscal years:

Net Loss
Three months ended July 31, 2014 (unaudited)	$13,129,000
Fiscal Year 2014	$35,362,000
Fiscal Year 2013	$29,780,000
Fiscal Year 2012	$42,119,000

As of July 31, 2014, we had an accumulated deficit of $416,395,000. While we expect to continue to generate revenue from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our product candidates, either alone or with others, and following any such approval, must also manufacture, introduce, market and sell our product candidates. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our product candidates is long and uncertain. Furthermore, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. In addition, we initiated our Phase III SUNRISE trial in December 2013, and therefore expect our net loss for fiscal year 2015 to exceed our net loss for fiscal year 2014. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

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
28

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

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and CROs, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. Certain of our clinical trials are blind or double-blind, including our Phase III SUNRISE trial. If the trial is blind, management does not have access to information regarding the trial’s administration and progress. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices (“GCPs”) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control, as evidenced by the major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II NSCLC trial. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

We have experienced, and expect to experience in the future, delays in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

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

Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, because some patients who might have opted to enroll in our trials opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which reduces the number of patients who are available for our clinical trials in such clinical trial site. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates.

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

Data from our preclinical studies and Phase I and Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients. In addition, the results we have obtained in the Phase II trials may not predict results for any future studies and may not predict future therapeutic benefit of our drug candidates. We are required to demonstrate through larger-scale clinical trials, such as our ongoing Phase III SUNRISE trial, that bavituximab is safe and effective for use in a diverse population before we can seek regulatory approval for its commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

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

We have completed a single-arm Phase II study with Cotara for the treatment of brain cancer. In our most recent Phase II open-label, multicenter trial, 41 patients with recurrent glioblastoma multiforme (“GBM” or brain cancer) at first relapse were enrolled and received a single-treatment with Cotara. Median overall survival for patients treated with Cotara was 9.3 months. Based on these data and data from earlier clinical studies, in December 2012 we reached an agreement with the FDA on the design of a single pivotal trial to potentially support product registration for Cotara. With this clear clinical path forward, since December 2012, we have been pursuing a licensing or funding partner to further advance the program. In the event we are not able to secure a partnership for the program in the U.S., we may not be able to advance the project past its current stage of development. Because there are a limited number of companies, that have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not secure a suitable partner for Cotara. Furthermore, if we do secure a suitable licensing partner for the program, the financial terms that they propose may not be acceptable to us.

Obtaining Fast Track designation from the FDA for our product candidate bavituximab does not guarantee faster approval.

We received Fast Track designation for our product candidate bavituximab in combination with docetaxel in patients with previously-treated non-squamous NSCLC. Fast Track designation is a process designed to facilitate the development and expedite the review of new drugs intended to treat serious or life-threatening diseases or conditions and that have the potential to address an unmet medical need for such disease or condition. Fast Track designation applies to the product and the specific indication for which it is being studied. Once a Fast Track designation is obtained, the FDA may consider for review on a rolling basis sections of the NDA before the complete application is submitted if the applicant provides and the FDA approves a schedule for the submission of the sections of the NDA and the applicant pays applicable user fees upon submission of the first section of the NDA. However, the time period specified in the Prescription Drug User Fee Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is accepted for filing. Although we received Fast Track designation for bavituximab, the FDA may later decide that bavituximab no longer meets the conditions for qualification. In addition, Fast Track designation may not provide us with a material commercial advantage.

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

In order to prepare for commercialization, if it is approved for sale, we or a potential partner will need to manufacture bavituximab in larger quantities beyond our current capacity. We may not be able to successfully increase the manufacturing capacity for bavituximab, whether at Avid or in collaboration with third-party manufacturers, in a timely or cost-effective manner or at all. Significant scale-up of manufacturing is a lengthy process and may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of monoclonal antibodies, like bavituximab. If we are unable to successfully scale-up manufacture of bavituximab in sufficient quality and quantity, whether at Avid or a third-party manufacturer, the development of bavituximab and its regulatory approval or commercial launch may be delayed or there may be a shortage in supply, which could significantly harm our business. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, if we use a third-party manufacturer, it may not perform as agreed or may terminate its agreement with us.

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

As of April 30, 2014, we had federal and state NOL carryforwards of approximately $295 million and $223 million (excluding losses incurred during the current quarter ended July 31, 2014), respectively, expiring from 2015 to 2034. These NOL carryforwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. During the fiscal year ended April 30, 2013, we performed a detailed analysis of our NOL carryforwards and it was determined that no change in ownership had occurred through April 30, 2013. However, no Section 382 analysis has been performed subsequent to April 30, 2013, and therefore, our NOL carryforwards may be subject to limitation based on events occurring during the fiscal year ended April 30, 2014, including any effect of our Series E Preferred Stock offering. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

As of July 31, 2014, there were 179,216,032 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

In addition, our common stock outstanding as of July 31, 2014 excludes the following common shares reserved for future issuance:

•	25,297,851 common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,940,509 common shares reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 common shares issuable upon exercise of outstanding warrants; and
•	34,075,000 common shares issuable upon conversion of our outstanding Series E Preferred Stock

Of the total options and warrants outstanding as of July 31, 2014, 12,403,715 would be considered dilutive to stockholders because we would receive an amount per share, which is less than the market price of our common stock at July 31, 2014.

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

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $0.39 to $5.50 per share over the three years ended July 31, 2014.

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

As a result of these and other factors, holders of our Series E Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series E Preferred Stock, including decreases unrelated to our operating performance or prospects

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits:

10.25	At Market Issuance Sales Agreement, dated June 13, 2014, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K as filed with the SEC on June 16, 2014).
10.26	At Market Issuance Sales Agreement, dated June 13, 2014, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.29 to Registrant’s Current Report on Form 8-K as filed with the SEC on June 16, 2014).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *
101.INS	XBRL Taxonomy Extension Instance Document. (*) (#)
101.SCH	XBRL Taxonomy Extension Schema Document. (*) (#)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*) (#)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*) (#)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*) (#)
101.PRE	XBRL Presentation Extension Linkbase Document. (*) (#)

____________________

*	Filed herewith
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: September 9, 2014	By: /s/ Steven W. King
Steven W. King
President and Chief Executive Officer

Date: September 9, 2014	By: /s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

