Form 10-Q
period 2014-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2014-12-10
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Yes ☐     No  ☒

As of December 5, 2014, there were 182,081,234 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2014	APRIL 30, 2014
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,439,000	$77,490,000
Trade and other receivables, net	3,361,000	1,332,000
Inventories	5,379,000	5,530,000
Prepaid expenses and other current assets, net	1,189,000	1,419,000
Total current assets	74,368,000	85,771,000
Property and equipment, net	5,398,000	2,447,000
Other assets	1,671,000	2,327,000
TOTAL ASSETS	$81,437,000	$90,545,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,840,000	$2,434,000
Accrued clinical trial and related fees	2,537,000	4,433,000
Accrued payroll and related costs	3,472,000	3,837,000
Deferred revenue, current portion	3,612,000	5,241,000
Customer deposits	7,549,000	5,760,000
Other current liabilities	572,000	502,000
Total current liabilities	21,582,000	22,207,000

Deferred revenue, less current portion	–	292,000
Other long-term liabilities	1,078,000	347,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $0.001 par value; authorized 5,000,000 shares; issued and outstanding – 1,177,858 and 775,000, respectively	1,000	1,000
Common stock-$0.001 par value; authorized 325,000,000 shares; issued and outstanding – 182,000,583 and 178,871,164, respectively	182,000	179,000
Additional paid-in capital	487,089,000	470,785,000
Accumulated deficit	(428,495,000)	(403,266,000)
Total stockholders’ equity	58,777,000	67,699,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,437,000	$90,545,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

	THREE MONTHS ENDED OCTOBER 31,		SIX MONTHS ENDED OCTOBER 31,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$6,263,000	$7,354,000	$11,759,000	$11,935,000
License revenue	37,000	–	37,000	107,000
Total revenues	6,300,000	7,354,000	11,796,000	12,042,000

COSTS AND EXPENSES:
Cost of contract manufacturing	4,139,000	4,195,000	7,722,000	6,865,000
Research and development	10,003,000	6,957,000	20,204,000	12,261,000
Selling, general and administrative	4,295,000	4,016,000	9,178,000	8,350,000
Total costs and expenses	18,437,000	15,168,000	37,104,000	27,476,000

LOSS FROM OPERATIONS	(12,137,000)	(7,814,000)	(25,308,000)	(15,434,000)

OTHER INCOME (EXPENSE):
Interest and other income	37,000	24,000	79,000	45,000
Interest and other expense	–	–	–	(1,000)

NET LOSS	$(12,100,000)	$(7,790,000)	$(25,229,000)	$(15,390,000)

COMPREHENSIVE LOSS	$(12,100,000)	$(7,790,000)	$(25,229,000)	$(15,390,000)

Series E preferred stock accumulated dividends	(1,031,000)	–	(1,802,000)	–

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,131,000)	$(7,790,000)	$(27,031,000)	$(15,390,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	179,962,275	156,948,226	179,540,265	153,170,928

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.05)	(0.15)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31,
	2014	2013
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,229,000)	$(15,390,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,664,000	3,313,000
Depreciation and amortization	542,000	493,000
Changes in operating assets and liabilities:
Trade and other receivables, net	(2,029,000)	(274,000)
Inventories	151,000	306,000
Prepaid expenses and other current assets, net	230,000	(165,000)
Other non-current assets	(15,000)	–
Accounts payable	484,000	(527,000)
Accrued clinical trial and related fees	(1,896,000)	99,000
Accrued payroll and related expenses	(365,000)	(430,000)
Deferred revenue	(1,921,000)	(703,000)
Customer deposits	1,789,000	(401,000)
Other accrued expenses and current liabilities	79,000	115,000
Other long-term liabilities	361,000	(46,000)
Net cash used in operating activities	(24,155,000)	(13,610,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(2,571,000)	(53,000)
Decrease (increase) in other assets	1,041,000	(1,040,000)
Net cash used in investing activities	(1,530,000)	(1,093,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $113,000 and $722,000, respectively	4,213,000	23,555,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $552,000	9,518,000	–
Proceeds from issuance of common stock under Employee Stock Purchase Plan	307,000	282,000
Proceeds from exercise of stock options, net of issuance costs of $3,000 and nil, respectively	149,000	129,000
Dividends paid on preferred stock	(1,544,000)	–
Principal payments on capital leases	(9,000)	(24,000)
Net cash provided by financing activities	12,634,000	23,942,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,051,000)	9,239,000

CASH AND CASH EQUIVALENTS, beginning of period	77,490,000	35,204,000

CASH AND CASH EQUIVALENTS, end of period	$64,439,000	$44,443,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for property and equipment acquisitions	$922,000	$77,000
Lease incentives	$370,000	$–

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited)

1.	ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a biopharmaceutical company with a portfolio of novel drug candidates in clinical trials focused on the treatment and diagnosis of cancer. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of second-line non-small cell lung cancer (the “Phase III SUNRISE trial”) along with several investigator-sponsored trials evaluating other treatment combinations and additional oncology indications. In addition, we are also evaluating our lead molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types. Peregrine also has in-house manufacturing capabilities through its wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a Contract Manufacturing Organization (“CMO”) that provides development and biomanufacturing services for Peregrine and its third-party clients.

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

Adoption of Recent Accounting Pronouncements

Effective May 1, 2014, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. The adoption of ASU No. 2013-11 did not have a material impact on our consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be our fiscal year 2018 (or May 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on our consolidated financial statements and related disclosures, including determining what transition method will be elected.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, which will be our fiscal year ending April 30, 2017, and to annual and interim periods thereafter. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-15 on our consolidated financial statements and related disclosures.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU No. 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU No. 2014-16 clarifies that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting ASU No. 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which will be our fiscal year 2017 (or May 1, 2016). Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-16 on our consolidated financial statements and related disclosures.

Liquidity and Financial Condition

At October 31, 2014, we had $64,439,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2014, we raised $10,070,000 in aggregate gross proceeds from the sale of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) under an At Market Issuance Sales Agreement (Note 6) and raised an additional $4,326,000 in aggregate gross proceeds from the sale of shares of our common stock under a separate At Market Sales Issuance Agreement (Note 6). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least September 2015 based on our current projections, which include but are not limited to, projected expenses associated with our Phase III SUNRISE trial, projected payments associated with construction-in-progress, projected payments of dividends on our Series E Preferred Stock, projected cash receipts under signed contracts with existing customers of Avid, and assuming we raise no additional capital from the capital markets or other potential sources.

Our ability to raise additional capital in the equity markets to fund our clinical trials and development efforts in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock and/or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

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

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Approximately 95% of our trade receivable balance as of October 31, 2014, represents amounts due from three customers. Approximately 99% of our trade receivable balance as of April 30, 2014, represents amounts due from two customers.

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

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

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

If a licensing agreement includes multiple elements, a delivered item is considered a separate unit of accounting if both of the following criteria are met:

1.	The delivered item has value to the licensing partner on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement; and

2.	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

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

As of October 31, 2014 and April 30, 2014, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

Customer Deposits

Customer deposits primarily represent advance billings and/or payments received from Avid’s third-party customers prior to the initiation of contract manufacturing services.

Research and Development Expenses

Research and development expenses primarily include (i) payroll and related costs, including share-based compensation associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated financial statements for the three and six months ended October 31, 2014 and 2013.

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

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

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

The potential dilutive effect of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period was calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. Because the impact of stock options, common shares expected to be issued under our employee stock purchase plan, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and six months ended October 31, 2014 and 2013.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, common shares expected to be issued under our employee stock purchase plan, and warrants, to purchase up to an aggregate of 3,809,690 and 4,468,358 shares of common stock for the three and six months ended October 31, 2014, respectively, and 3,700,172 and 4,041,090 shares of common stock for the three and six months ended October 31, 2013, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase up to an aggregate of 8,922,502 and 8,752,045 shares of common stock for the three and six months ended October 31, 2014, respectively, and 9,832,839 and 6,025,221 shares of common stock for the three and six months ended October 31, 2013, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect. In addition, weighted average shares of 9,892,705 and 9,026,125, assuming the issuance of common stock upon conversion of outstanding Series E Preferred Stock for the three and six months ended October 31, 2014, respectively, were also excluded from the calculation of weighted average diluted shares outstanding as the conversion price was greater than the average market price during these periods, resulting in an anti-dilutive effect. There were no shares of Series E Preferred Stock outstanding during the three and six months ended October 31, 2013.

3.	Trade and other RECEIVABLEs

Trade and other receivables, net, consists of the following:

	October 31, 2014	April 30, 2014
Trade receivables(1)	$3,289,000	$1,219,000
Other receivables, net	72,000	113,000
Trade and other receivables, net	$3,361,000	$1,332,000

______________

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of October 31, 2014 and April 30, 2014, we determined an allowance for doubtful accounts of $6,000 and $13,000, respectively, was necessary with respect to our other receivables, and no allowance was necessary with respect to our trade receivables.

4.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress is not depreciated until the asset is completed and placed into service.

Property and equipment, net, consists of the following:

	October 31, 2014	April 30, 2014
Leasehold improvements	$1,538,000	$1,538,000
Laboratory equipment	5,927,000	5,646,000
Furniture, fixtures, office equipment and software	3,920,000	2,679,000
Construction-in-progress (1)	1,971,000	–
	13,356,000	9,863,000
Less accumulated depreciation and amortization	(7,958,000)	(7,416,000)
Property and equipment, net	$5,398,000	$2,447,000

______________

(1)	Construction-in-progress represents direct costs of construction for a manufacturing cleanroom. No interest was incurred or capitalized as construction-in-progress as of October 31, 2014.

Depreciation and amortization expense for three and six months ended October 31, 2014 was $265,000 and $542,000, respectively, and $236,000 and $493,000, for the three and six months ended October 31, 2013, respectively.

5.	INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	October 31, 2014	April 30, 2014
Raw materials	$3,233,000	$2,370,000
Work-in-process	2,146,000	3,160,000
Total inventories	$5,379,000	$5,530,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

6.	STOCKHOLDERS’ EQUITY

Sales of Common and Preferred Stock

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

With respect to financing our operations through the issuance of equity, the following is a summary of our financing activity during the six months ended October 31, 2014.

Common Stock

On December 27, 2012, we entered into an At Market Sales Issuance Agreement (“December 2012 AMI Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $75,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028), which was declared effective by the SEC on April 12, 2012. During the six months ended October 31, 2014, we sold 2,721,535 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $4,326,000 before deducting commissions and other issuance costs of $113,000. As of October 31, 2014, aggregate gross proceeds of up to $1,878,000 remained available under the December 2012 AMI Agreement.

On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“June 2014 AMI Agreement”), with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $25,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028). As of October 31, 2014, we had not sold any shares of common stock under the June 2014 AMI Agreement.

Preferred Stock

On June 13, 2014, we entered into a separate At Market Issuance Sales Agreement (“Series E AMI Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-193113), which was declared effective by the SEC on January 16, 2014. During the six months ended October 31, 2014, we sold 402,858 shares of our Series E Preferred Stock at market prices under the Series E AMI Agreement for aggregate gross proceeds of $10,070,000 before deducting commission and other issuance costs of $552,000. As of October 31, 2014, aggregate gross proceeds of up to $19,930,000 remained available under the Series E AMI Agreement.

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

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

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

On September 8, 2014, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock.  The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from July 1, 2014 through September 30, 2014.  The cash dividend of $773,000 was paid on October 1, 2014 to holders of the Series E Preferred Stock of record on September 19, 2014.

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 325,000,000 shares of our common stock. As of October 31, 2014, 182,000,583 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of October 31, 2014 excluded the following shares of common stock reserved for future issuance:

•	25,123,778 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,714,717 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 shares of common stock issuable upon exercise of outstanding warrants; and
•	34,157,882 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into shares of common stock at a conversion price of $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 9,815,483 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of common stock, as further described in the Certificate of Designations, filed as Exhibit 3.11 to the Company’s Form 8-A filed with the SEC on February 12, 2014.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

7.	equity compensation plans

Stock Incentive Plans

As of October 31, 2014, we had an aggregate of 25,123,778 shares of common stock reserved for issuance under our stock incentive plans, of which, 20,828,576 shares were subject to outstanding options and 4,295,202 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the six months ended October 31, 2014:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2014	17,165,333	$ 1.58
Granted	4,254,316	$ 1.74
Exercised	(182,092)	$ 0.84
Cancelled or expired	(408,981)	$ 3.99
Outstanding, October 31, 2014	20,828,576	$ 1.57

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “ESPP”), of which 2,714,717 shares of common stock remain available for purchase as of October 31, 2014. The ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from the Company. Under the ESPP, we will sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period or (ii) at the end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period will begin on the first trading day on or after each November 1; the second offering period will begin on the first trading day on or after each May 1. During the six months ended October 31, 2014, 225,792 shares of our common stock were purchased under the ESPP at a purchase price of $1.36 per share.

Share-Based Compensation

Total share-based compensation expense is included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Cost of contract manufacturing	$8,000	$16,000	$32,000	$40,000
Research and development	860,000	721,000	1,603,000	1,462,000
Selling, general and administrative	1,020,000	983,000	2,029,000	1,811,000
Total	$1,888,000	$1,720,000	$3,664,000	$3,313,000

Share-based compensation from:
Stock options	$1,828,000	$1,506,000	$3,525,000	$3,009,000
Restricted stock awards	–	139,000	–	139,000
Employee stock purchase plan	60,000	75,000	139,000	165,000
	$1,888,000	$1,720,000	$3,664,000	$3,313,000

As of October 31, 2014, the total estimated unrecognized compensation cost related to non-vested stock options was $6,079,000. This cost is expected to be recognized over a weighted average vesting period of 1.30 years based on current assumptions.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

8.	WARRANTS

No warrants were issued or exercised during the three and six months ended October 31, 2014. As of October 31, 2014, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018.

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

Segment information is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Contract manufacturing services revenue	$6,263,000	$7,354,000	$11,759,000	$11,935,000
Cost of contract manufacturing services	4,139,000	4,195,000	7,722,000	6,865,000

Gross profit	2,124,000	3,159,000	4,037,000	5,070,000

Revenue from products in research and development	37,000	–	37,000	107,000
Research and development expense	(10,003,000)	(6,957,000)	(20,204,000)	(12,261,000)
Selling, general and administrative expense	(4,295,000)	(4,016,000)	(9,178,000)	(8,350,000)
Other income, net	37,000	24,000	79,000	44,000
Net loss	$(12,100,000)	$(7,790,000)	$(25,229,000)	$(15,390,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

United States (customer A)	74%	85%	86%	88%
United States (customer B)	25	13	13	8
Other customers	1	2	1	4
Total	100%	100%	100%	100%

Revenue generated from our products in our research and development segment during the three and six months ended October 31, 2014 and 2013 was directly related to license revenue recognized under licensing agreements with an unrelated entity.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

Our long-lived assets consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software, construction-in-progress and are net of accumulated depreciation. Long-lived assets by segment consist of the following:

	October 31, 2014	April 30, 2014
Long-lived Assets, net:
Contract manufacturing services	$3,590,000	$1,956,000
Products in research and development	1,808,000	491,000
Total	$5,398,000	$2,447,000

10.	commitments and contingencies

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

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)). After the court issued two separate orders granting the Defendants’ two separate motions to dismiss, on May 1, 2014, the court issued a third order granting Defendants’ motion to dismiss the plaintiff’s amended complaint with prejudice. On May 29, 2014, the plaintiff filed a notice of appeal with respect to the court’s order granting Defendants’ motion to dismiss. Lead plaintiff’s opening brief with respect to the appeal is due on December 15, 2014 and the Defendants’ answering brief is due on January 30, 2015. We believe that the class action lawsuit is without merit and intend to vigorously defend the action, including seeking dismissal of any amended complaint.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (unaudited) (continued)

On October 10, 2013, a derivative/class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. The complaint alleges that the Company’s directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by the Company’s Board of Directors during the past three fiscal years, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to the Company’s directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past three fiscal years, of compensation to the Company’s non-employee directors. In addition, the complaint alleges that the Company’s directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for the Company’s 2013 annual meeting of stockholders. The defendants filed their answer to the complaint on February 5, 2014. We believe that the derivative/class action complaint are without merit and intend to vigorously defend the action.

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

On December 9, 2014, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from October 1, 2014 through December 31, 2014. The cash dividend is payable on January 2, 2015 to holders of the Series E Preferred Stock of record on December 19, 2014.

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

Overview

We are a biopharmaceutical company with a pipeline of novel drug candidates in clinical trials focused on the treatment and diagnosis of cancer. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of second-line non-small cell lung cancer (the “Phase III SUNRISE trial”) along with several investigator-sponsored trials evaluating other treatment combinations and additional oncology indications. In addition, we are evaluating our lead molecular imaging agent, 124I-PGN650 (“PGN650”), in an exploratory clinical trial for the imaging of multiple solid tumor types.

Our pipeline of novel drug candidates in clinical trials is based on our first-in-class phosphatidylserine (“PS”)-targeting technology platform. The PS-targeting platform includes monoclonal antibodies that target and bind to PS, a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, causing the tumor to evade immune detection. PS-targeting antibodies target and bind to PS and block this immunosuppressive signal, thereby enabling the immune system to recognize and fight the tumor. Bavituximab is our lead PS-targeting immunotherapeutic antibody, which has demonstrated broad therapeutic potential and represents a new approach to treating cancer. In addition to the potential for our PS-targeting antibodies to treat cancer, we believe these antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. PGN650 is our lead PS-targeting imaging agent that represents a potential new approach to imaging cancer.

The following represents a summary of our company and investigator-sponsored clinical trials under our first-in-class PS-targeting technology platform with respect to our oncology and imaging programs in clinical-stage development. Additional information pertaining to each clinical trial is further discussed below.

Product Candidate	Indication; Trial Design	Phase	Status
Bavituximab PS-Targeting Monoclonal Antibody (oncology)	Second-line non-small cell lung cancer (“NSCLC”); randomized, double blind, placebo-controlled, combined with docetaxel (Phase III SUNRISE trial)	III	Trial initiated in December 2013; Patient enrollment ongoing.
	Front-line NSCLC; randomized, open-label, combined with carboplatin and pemetrexed	Ib	Patient enrollment complete; Interim data described below.
	HER2-negative metastatic breast cancer (MBC); single arm, open-label, combined with paclitaxel	I	Patient enrollment complete; Interim data described below.
	Advanced liver cancer (hepatocellular carcinoma or HCC); single arm, open-label, combined with sorafenib	I/II	Patient enrollment complete; Interim data described below.
	Front-line rectal adenocarcinoma; single arm, open-label, combined with capecitabine and radiation therapy	I	Patient enrollment ongoing.
	Advanced melanoma; randomized, open label, combined with ipilimumab	Ib	Trial initiated in April 2014; Patient enrollment ongoing.
PGN650 PS-targeting F(ab’)2 fully human monoclonal antibody (imaging)	Imaging agent	I*	Patient enrollment ongoing.

____________

* Filed under an exploratory Investigational New Drug Application (“IND”).

Bavituximab for the Treatment of Solid Tumors

We believe our novel immunotherapy candidate bavituximab may have broad potential for the treatment of multiple types of cancer. In December 2013, we initiated our Phase III SUNRISE trial, a randomized Phase III trial for bavituximab in combination with docetaxel in second-line NSCLC. In addition, we have investigator-sponsored trials evaluating different treatment combinations and additional oncology indications for bavituximab.

The following represents an overview of our company and investigator-sponsored bavituximab clinical trials by indication:

Bavituximab in Second-Line NSCLC

Bavituximab is our lead immunotherapy investigational candidate in Phase III development for the treatment of second-line NSCLC. The design of the Phase III SUNRISE (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study) trial was supported by promising data from our prior Phase IIb second-line NSCLC trial in the same indication, which final data was presented at the 2013 American Society of Clinical Oncology Annual Meeting. In December 2013, we initiated the Phase III SUNRISE trial and patient enrollment is ongoing. In addition, in January 2014, we announced that bavituximab received Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for combination with docetaxel in patients with previously-treated non-squamous NSCLC.

The Phase III SUNRISE trial is a randomized, double-blind, placebo-controlled trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo in approximately 600 patients at clinical sites worldwide. The trial is enrolling patients with stage IIIb/IV non-squamous NSCLC who have progressed after standard front-line platinum-based treatment. Patients are randomized into one of two treatment arms. One treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity. The other treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity. The primary endpoint of the trial is overall survival.

Bavituximab in Front-Line NSCLC

This investigator-sponsored Phase Ib trial was designed to assess bavituximab with pemetrexed and carboplatin in up to 25 patients with locally advanced or metastatic NSCLC. Patient enrollment is complete and interim data was presented at the Chicago Multidisciplinary Symposium in Thoracic Oncology in October 2014. This single-arm trial showed an overall tumor response rate of 35%, a median progression-free-survival of 4.8 months, and a median overall survival of 12.2 months. We believe these favorable trends in overall tumor response rates and median overall survival continue to support bavituximab’s potential to treat NSCLC.

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

Bavituximab in Advanced Liver Cancer

This investigator-sponsored Phase I/II trial was designed to assess bavituximab combined with sorafenib in up to 48 patients with advanced liver cancer (“hepatocellular carcinoma” or “HCC”). Patient enrollment was completed in September 2014. Interim safety data presented at AACR in April 2012 showed that of the nine patients enrolled in the Phase I portion of the study, no dose-limiting toxicities or serious adverse events were observed. In November 2014, interim data from a translational sub-study was presented at the Society for Immunotherapy of Cancer’s 29th Annual Meeting and Associated Programs (SITC) consisting of six patients who consented to a biopsy in the Phase II portion of the study. Half of the patients evaluated showed that bavituximab can increase tumor-fighting immune cells in patients following one cycle of treatment, similar to what has been shown in multiple preclinical models. Clinical data from this trial is anticipated during fiscal year 2015.

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

On December 10, 2014, we announced the initiation of an expansion of Avid’s manufacturing capacity that will more than double Avid’s current manufacturing capacity. The capacity expansion will take place within an existing 40,000 square foot warehouse located adjacent to our current headquarters in Tustin, California.

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2014 and 2013. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2014	2013	$ Change	2014	2013	$ Change
REVENUES:
Contract manufacturing revenue	$6,263,000	$7,354,000	$(1,091,000)	$11,759,000	$11,935,000	$(176,000)
License revenue	37,000	–	37,000	37,000	107,000	(70,000)
Total revenues	6,300,000	7,354,000	(1,054,000)	11,796,000	12,042,000	(246,000)

COSTS AND EXPENSES:
Cost of contract manufacturing	4,139,000	4,195,000	(56,000)	7,722,000	6,865,000	857,000
Research and development	10,003,000	6,957,000	3,046,000	20,204,000	12,261,000	7,943,000
Selling, general & administrative	4,295,000	4,016,000	279,000	9,178,000	8,350,000	828,000

Total costs and expenses	18,437,000	15,168,000	3,269,000	37,104,000	27,476,000	9,628,000

LOSS FROM OPERATIONS	(12,137,000)	(7,814,000)	(4,323,000)	(25,308,000)	(15,434,000)	(9,874,000)

OTHER INCOME (EXPENSE):
Interest and other income	37,000	24,000	13,000	79,000	45,000	34,000
Interest and other expense	–	–	–	–	(1,000)	1,000

NET LOSS	$(12,100,000)	$(7,790,000)	$(4,310,000)	$(25,229,000)	$(15,390,000)	$(9,839,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues

Three and Six Months: The decrease in total revenues of $1,054,000 (or 14%) during the three months ended October 31, 2014 compared to the same period in the prior year was due to a decrease in contract manufacturing revenue of $1,091,000 offset by a $37,000 increase in license revenue pursuant to the terms of an existing licensing agreement. The current year three-month period decrease in contract manufacturing revenue was primarily due to the release and shipment of one fewer manufacturing run in the current year period compared to the same prior year period. Total revenue for the six months ended October 31, 2014 remained in-line with the same period in the prior year, decreasing slightly by $246,000 (or 2%).

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

Cost of Contract Manufacturing

Three Months: The decrease in cost of contract manufacturing of $56,000 (or 1%) during the three months ended October 31, 2014 compared to the same period in the prior year was primarily due to the current year three-month period decrease in contract manufacturing revenue, offset by the current year three-month period write-off of unusable work-in-process inventory. As a result of the write-off of unusable work-in-process inventory, our gross margin for the current year three-month period decreased to 34% compared to 43% in the same prior year period.

Six Months: The increase in cost of contract manufacturing of $857,000 (or 12%) during the six months ended October 31, 2014 compared to the same period in the prior year was primarily due to the current year six-month period write-off of unusable work-in-process inventory. As a result, our gross margin for the current year six-month period decreased to 34% compared to 42% in the same prior year period.

Research and Development Expenses

Research and development (“R&D”) expenses primarily include (i) payroll and related costs, including share-based compensation (non-cash), associated with R&D personnel, (ii) costs related to clinical trials and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other R&D expenses. R&D expenses are charged to expense as incurred when these expenditures relate to our R&D efforts and have no alternative future uses.

Three Months: The increase in R&D expenses of $3,046,000 (or 44%) during the three months ended October 31, 2014 compared to the same period in the prior year was due to the following changes associated with the following technology platforms:

Technology Platform	R&D Expenses- Three Months Ended October 31, 2014	R&D Expenses- Three Months Ended October 31, 2013	$ Change
PS-Targeting	$9,899,000	$6,571,000	$3,328,000
Cotara® and Other Technologies	104,000	386,000	(282,000)
Total R&D Expenses	$10,003,000	$6,957,000	$3,046,000

o	PS-Targeting – The increase in PS-targeting program expenses of $3,328,000 during the three months ended October 31, 2014 compared to the same period in the prior year was primarily due to an increase of $2,985,000 in costs associated with advancing our Phase III SUNRISE trial (initiated in December 2013). The current year three-month period increase in PS-targeting program expenses was also due to increases in payroll and related costs associated with our bavituximab clinical program, share-based compensation expense (non-cash) and preclinical study expenses.

o	Cotara and Other Technologies– The decrease in Cotara and other program expenses of $282,000 during the three months ended October 31, 2014 compared to the same period in the prior year was primarily attributed to decreases in manufacturing costs, payroll and related expenses and share-based compensation expense (non-cash) associated with our Cotara program as our current year three-month period R&D efforts were primarily focused on advancing our Phase III SUNRISE trial. Further development of our Cotara program is dependent on our finding a partner.

Six Months: The increase in R&D expenses of $7,943,000 (or 65%) during the six months ended October 31, 2014 compared to the same period in the prior year was due to the following changes associated with the following technology platforms:

Technology Platform	R&D Expenses- Six Months Ended October 31, 2014	R&D Expenses- Six Months Ended October 31, 2013	$ Change
PS-Targeting	$19,699,000	$10,560,000	$9,139,000
Cotara® and Other Technologies	505,000	1,701,000	(1,196,000)
Total R&D Expenses	$20,204,000	$12,261,000	$7,943,000

o	PS-Targeting – The increase in PS-targeting program expenses of $9,139,000 during the six months ended October 31, 2014 compared to the same period in the prior year was primarily due to an increase of $7,327,000 in costs associated with advancing our Phase III SUNRISE trial (initiated in December 2013). The current year six-month period increase in PS-targeting program expenses was also due to increases in manufacturing costs associated with our bavituximab clinical program, share-based compensation expense (non-cash) and preclinical study expenses.

o	Cotara and Other Technologies– The decrease in Cotara and other program expenses of $1,196,000 during the six months ended October 31, 2014 compared to the same period in the prior year was primarily attributed to decreases in manufacturing costs, payroll and related expenses and share-based compensation expense (non-cash) associated with our Cotara program as our current year six-month period R&D efforts were primarily focused on advancing our Phase III SUNRISE trial. Further development of our Cotara program is dependent on our finding a partner.

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

Looking beyond fiscal year 2015, we expect to continue to direct the majority of our R&D expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future R&D costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of the progress and results of our ongoing preclinical and clinical studies, and any additional preclinical and clinical studies we may initiate in the future based on their results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical study;
•	the uncertainty of the FDA allowing our non-lead indication oncology studies to move forward from Phase I clinical studies to Phase II clinical studies or Phase II clinical studies to Phase III clinical studies;
•	the uncertainty of the FDA allowing our lead molecular imaging agent, PGN650, to move forward from an exploratory study to a Phase I or Phase II clinical study;
•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond September 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of payroll and related expenses, including share-based compensation expense (non-cash), for personnel in executive, finance, accounting, business development, legal, human resources and other internal support functions. In addition, SG&A expenses include legal fees, audit and accounting fees, patent fees, investor relation expenses, non-employee director fees, insurance expense, and other expenses relating to the general management, administration, and business development activities of the Company.

Three Months: The increase in SG&A expenses of $279,000 (or 7%) during the three months ended October 31, 2014 compared to the same period in the prior year was primarily due to increases in non-employee director fees of $154,000 and payroll and related expenses of $134,000. The increase in non-employee director fees is directly related to the current year increase in annual cash retainer fees paid to our non-employee directors as a result of their increased time commitments associated with the oversight of the Company’s operations. The increase in payroll and related expenses is primarily attributed to compensation increases associated with annual merit increases and increased employee headcount.

Six Months: The increase in SG&A expenses of $828,000 (or 10%) during the six months ended October 31, 2014 compared to the same period in the prior year was primarily due to increases in payroll and related expenses of $245,000, share-based compensation expense of $218,000 (non-cash), non-employee director fees of $172,000, and incremental increases in legal fees, patent fees and other general corporate related expenses. The increase in payroll and related expenses is primarily attributed to compensation increases associated with annual merit increases and increased employee headcount. The increase in share-based compensation expense (non-cash) is primarily related to the amortization of the fair value of stock options granted to employees and non-employee directors under our routine annual broad-based grants of stock option awards. The increase in non-employee director fees is directly related to the current year increase in annual cash retainer fees paid to our non-employee directors as a result of their increased time commitments associated with the oversight of the Company’s operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three and six months ended October 31, 2014, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2014.

Liquidity and Capital Resources

At October 31, 2014, we had $64,439,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2014, we raised $10,070,000 in aggregate gross proceeds from the sale of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) under an At Market Issuance Sales Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements) and raised an additional $4,326,000 in aggregate gross proceeds from the sale of shares of our common stock under a separate At Market Sales Issuance Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least September 2015 based on our current projections, which include but are not limited to, projected expenses associated with our Phase III SUNRISE trial, projected payments associated with the construction-in-progress of a manufacturing cleanroom to increase Avid’s manufacturing capacity, projected payments of dividends on our Series E Preferred Stock, projected cash receipts under signed contracts with existing customers of Avid, and assuming we raise no additional capital from the capital markets or other potential sources.

Our ability to raise additional capital in the equity markets to fund our clinical trials and development efforts in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock and/or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

While we will continue to explore these potential opportunities, we may not be successful in (i) raising additional capital in the equity markets, (ii) securing debt financing, (iii) licensing or partnering our products in development, or (iv) generating additional revenue from Avid, to complete the research, development, and clinical testing of our product candidates.

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2014 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Six Months Ended October 31,
	2014	2013
Net loss, as reported	$(25,229,000)	$(15,390,000)
Less non-cash operating expenses:
Share-based compensation	3,664,000	3,313,000
Depreciation and amortization	542,000	493,000
Net cash used in operating activities before changes in operating assets and liabilities	$(21,023,000)	$(11,584,000)
Net change in operating assets and liabilities	$(3,132,000)	$(2,026,000)
Net cash used in operating activities	$(24,155,000)	$(13,610,000)

Net cash used in operating activities increased $10,545,000 to $24,155,000 for the six months ended October 31, 2014 compared to net cash used in operating activities of $13,610,000 for the six months ended October 31, 2013. This increase in net cash used in operating activities was due to an increase of $9,439,000 in net loss reported during the current year six-month period after deducting non-cash operating expenses combined with a net change in operating assets and liabilities of $1,106,000. The increase in our current year six-month period reported net loss can primarily be attributed to the current period increase in research and development expenses associated with advancing our Phase III SUNRISE trial combined with current period increases in cost of contract manufacturing and selling, general and administrative expenses.

Cash Used In Investing Activities. Net cash used in investing activities increased $437,000 to $1,530,000 for the six months ended October 31, 2014 compared to net cash used in investing activities of $1,093,000 for the six months ended October 31, 2013. Net cash used in investing activities of $1,530,000 for the six months ended October 31, 2014 was due to property and equipment acquisitions of $2,571,000 offset by a decrease in other assets of $1,041,000. The current year six-month period property and equipment acquisitions of $2,571,000 was primarily related to the implementation of an enterprise resource planning or ERP system, the acquisition of laboratory equipment, and construction-in-progress related to the ongoing construction of a manufacturing cleanroom to support the commercial manufacturing of bavituximab, if approved for sale, and to add additional manufacturing capacity to support Avid’s potential revenue growth. The current year six-month period decrease in other assets of $1,041,000 was primarily due to the transfer of progress payments incurred during fiscal year 2014 to property and equipment associated with the aforementioned current year six-month period property and equipment acquisitions related to the ERP system and certain laboratory equipment.

Cash Provided By Financing Activities. Net cash provided by financing activities decreased $11,308,000 to $12,634,000 for the six months ended October 31, 2014 compared to net cash provided by financing activities of $23,942,000 for the six months ended October 31, 2013. Net cash provided by financing activities during the six months ended October 31, 2014 consisted of (i) $9,518,000 in net proceeds from the sale of shares of our Series E Preferred Stock under an At Market Issuance Sales Agreement, (ii) $4,213,000 in net proceeds from the sale of shares of our common stock under a separate At Market Issuance Sales Agreement, (iii) $307,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan, and (iv) $149,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our Series E Preferred Stock of $1,544,000 and principal payments on a capital lease of $9,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U. S. interest rates would affect the interest earned on our cash and cash equivalents balance at October 31, 2014, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2014.

There were no significant changes in our internal control over financial reporting, during the quarter ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 27, 2012, four prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff and appoint lead counsel. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)), appointed James T. Fahey as lead plaintiff, and appointed Mr. Fahey’s counsel as lead counsel. Lead plaintiff filed an amended consolidated complaint on April 15, 2013. On June 14, 2013, Defendants moved to dismiss the amended consolidated complaint. On July 15, 2013, lead plaintiff filed an opposition to Defendants’ motion to dismiss and separately moved to strike certain exhibits attached to Defendants’ motion. On August 19, 2013 the court held a hearing on Defendants’ motion to dismiss and on lead plaintiff’s motion to strike. On August 23, 2013, the court issued its order granting Defendants’ motion to dismiss and denying lead plaintiff’s motion to strike. In its order, the court gave lead plaintiff leave to amend his complaint on or before September 16, 2013. On September 16, 2013, lead plaintiff filed his first amended complaint. On October 3, 2013, Defendants’ filed a motion to dismiss the first amended complaint. Briefing on that motion concluded in early November 2013 and, on November 22, 2013, the court issued an order granting Defendants’ motion to dismiss the first amended complaint. The court again granted lead plaintiff leave to file a second amended complaint, which lead plaintiff did on January 22, 2014. On February 24, 2014, Defendants filed a motion to dismiss the second amended complaint. On May 1, 2014, the court issued an order granting the Defendants’ motion to dismiss the second amended complaint with prejudice. On May 29, 2014, the plaintiff filed a notice of appeal with respect to the court’s order granting the Defendant’s motion to dismiss. Lead plaintiff’s opening brief with respect to the appeal is due on December 15, 2014 and Defendants’ answering brief is due on January 30, 2015. We believe that the class action lawsuit is without merit and intend to vigorously defend the action, including seeking dismissal of any amended complaint.

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

On October 10, 2013, a derivative/class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. The complaint alleges that the Company’s directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by the Company’s Board of Directors during the past three fiscal years, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to the Company’s directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past three fiscal years, of compensation to the Company’s non-employee directors. In addition, the complaint alleges that the Company’s directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for the Company’s 2013 annual meeting of stockholders. The defendants filed their answer to the complaint on February 5, 2014. We believe that the derivative/class action complaint are without merit and intend to vigorously defend the action.

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

At October 31, 2014, we had $64,439,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2014, we raised $10,070,000 in aggregate gross proceeds from the sale of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) under an At Market Issuance Sales Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements) and raised an additional $4,326,000 in aggregate gross proceeds from the sale of shares of our common stock under a separate At Market Sales Issuance Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least September 2015 based on our current projections, which include but are not limited to, projected expenses associated with our Phase III SUNRISE trial, projected payments associated with the construction-in-progress of a manufacturing cleanroom to increase Avid’s manufacturing capacity, projected payments of dividends on our Series E Preferred Stock, projected cash receipts under signed contracts with existing customers of Avid, and assuming we raise no additional capital from the capital markets or other potential sources.

Our ability to raise additional capital in the equity markets to fund our clinical trials and development efforts in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock and/or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If our ability to access the capital markets becomes severely restricted, it could have a negative impact on our business plans, including our clinical trial programs and other research and development activities. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

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

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for the six months ended October 31, 2014 and for each of the past three fiscal years:

Net Loss
Six months ended October 31, 2014 (unaudited)	$25,229,000
Fiscal Year 2014	$35,362,000
Fiscal Year 2013	$29,780,000
Fiscal Year 2012	$42,119,000

As of October 31, 2014, we had an accumulated deficit of $428,495,000. While we expect to continue to generate revenue from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our product candidates, either alone or with others, and following any such approval, must also manufacture, introduce, market and sell our product candidates. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our product candidates is long and uncertain. Furthermore, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. In addition, we initiated our Phase III SUNRISE trial in December 2013, and therefore expect our net loss for fiscal year 2015 to exceed our net loss for fiscal year 2014. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

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

Because of these risks, our research and development efforts or those of our potential partners may not result in any commercially viable products. If significant portions of these development efforts are not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

In order to obtain FDA approval to market a new drug product, we or our potential partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our potential partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we may continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our potential partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	obtaining regulatory approval to commence a clinical trial;
•	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites, particularly those in foreign jurisdictions;
•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities imposed protocol requirements;
•	the inability to retain patients who have initiated participation in a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
•	shortages of chemotherapy or other drugs used in clinical trials in combination with bavituximab;
•	the need or desire to modify our manufacturing processes;
•	the inability to adequately observe patients after treatment;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues;
•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site;
•	insufficient financial resources; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and CROs, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. Certain of our clinical trials are blind or double-blind, including our Phase III SUNRISE trial. If the trial is blind, management does not have access to certain information regarding the trial’s administration and progress. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices (“GCPs”) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control, as evidenced by the major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II NSCLC trial. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for at least two (2) or more years, if ever.

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

Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund our operations. We either own or we in-licensed all rights to our two lead drug candidates, bavituximab and Cotara, and are fully responsible for the associated development costs. Our strategy continues to include the potential of selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates and research programs. We may enter into one or more of such collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations or for markets outside of North America. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. Even if we successfully enter into a collaboration, our partner may not perform its contractual obligations or may terminate the agreement. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

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

We have completed a single-arm Phase II study with Cotara for the treatment of brain cancer. In our most recent Phase II open-label, multicenter trial, 41 patients with recurrent glioblastoma multiforme (“GBM” or brain cancer) at first relapse were enrolled and received a single-treatment with Cotara. Median overall survival for patients treated with Cotara was 9.3 months. Based on these data and data from earlier clinical studies, in December 2012 we reached an agreement with the FDA on the design of a single pivotal trial to potentially support product registration for Cotara. With this clear clinical path forward, we have been pursuing a licensing or funding partner to further advance the program. In the event we are not able to secure a partnership for the program in the U.S., we may not be able to advance the project past its current stage of development. Because there are a limited number of companies, that have the financial resources, the internal infrastructure, the technical capability and the marketing infrastructure to develop and market a radiopharmaceutical-based oncology drug, we may not secure a suitable partner for Cotara. Furthermore, if we do secure a suitable licensing partner for the program, the financial terms that they propose may not be acceptable to us.

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

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured comply with cGMP requirements. To be successful, our therapeutic products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs. Currently, we manufacture all preclinical and clinical material through Avid, our wholly-owned subsidiary. While we believe our current facilities are adequate for the manufacturing of our product candidates for clinical trials, our current facilities may not be adequate to produce sufficient quantities required for commercialization, which is largely due to manufacturing capacity utilized by Avid’s third-party customers.

In order to prepare for potential commercialization, we have recently taken steps to construct a manufacturing cleanroom to accommodate both the commercial manufacturing of bavituximab, if regulatory approval is obtained, while also providing additional manufacturing capacity to grow Avid’s contract manufacturing business. While we believe we have the ability to successfully increase the manufacturing capacity to support the commercial manufacturing of bavituximab, the manufacturing of monoclonal antibodies, like bavituximab, is a lengthy and costly process which the FDA must review and approve prior to commercialization. In addition, quality issues may arise during manufacturing because of the inherent properties of monoclonal antibodies. If we are unable to successfully manufacture bavituximab in sufficient quality and quantity in the manufacturing cleanroom that is currently under construction, the development of bavituximab and its regulatory approval or commercial launch may be delayed or there may be a shortage in supply, which could significantly harm our business. Although we are not presently seeking a secondary source for the potential commercial production of bavituximab, if we were to engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing significant delays in product delivery. In addition, if we use a third-party manufacturer, it may not perform as agreed or may terminate its agreement with us.

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

In addition, we will be required to register the manufacturing facility with the FDA and other regulatory authorities, provided it had not already registered. The facility will be subject to inspections confirming compliance with cGMP or other regulations. If we fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

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

The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. For example, one of our U.S. patents claims compounds encompassing bavituximab and is due to expire in 2024, and two of our other U.S. patents claim treatment methods encompassing bavituximab and are due to expire in 2025. In some of the larger potential market territories, such as the United States and Europe, patent term extension or restoration may be available to compensate for time taken during aspects of the product’s development and regulatory review. However, such an extension may not be granted, or if granted, the applicable time period or the scope of patent protection afforded during any extension period may not be sufficient to maximize the commercial value of the patent(s). In addition, even though some regulatory authorities may provide some other exclusivity for a product under their own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and non-U.S. patents.

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

Our lead immunotherapy product bavituximab is currently in a Phase III clinical trial for the treatment second-line NSCLC. Most common drugs currently used in the treatment of second-line NSCLC include docetaxel, a chemotherapeutic agent from Sanofi-Aventis, erlotinib, a targeted small molecule from Genentech, Inc., a member of the Roche Group and gemcitabine, a chemotherapeutic agent from Eli Lilly & Company. In addition, although we are not aware of any other PS-targeting immunotherapies in clinical development, there are a number of investigational products in development for the treatment of second-line NSCLC, including but not limited to Imprime PGG by Biothera, pembrolizumab by Merck & Co., MEDI-4736 by AstraZeneca plc, ramucirumab by Eli Lilly & Company, RG7446 by Roche, and nivolumab by Bristol-Myers Squibb Company.

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

As of April 30, 2014, we had federal and state NOL carryforwards of approximately $295 million and $223 million (excluding losses incurred during the six months ended October 31, 2014), respectively, expiring from 2015 to 2034. These NOL carryforwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. During the fiscal year ended April 30, 2013, we performed a detailed analysis of our NOL carryforwards and it was determined that no change in ownership had occurred through April 30, 2013. However, no Section 382 analysis has been performed subsequent to April 30, 2013, and therefore, our NOL carryforwards may be subject to limitation based on events occurring during the fiscal year ended April 30, 2014, including any effect of our Series E Preferred Stock offering. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

As of October 31, 2014, there were 182,000,583 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

In addition, our common stock outstanding as of October 31, 2014 excludes the following common shares reserved for future issuance:

•	25,123,778 common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,714,717 common shares reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 common shares issuable upon exercise of outstanding warrants; and
•	34,157,882 common shares issuable upon conversion of our outstanding Series E Preferred Stock

Of the total options and warrants outstanding as of October 31, 2014, 12,366,604 would be considered dilutive to stockholders because we would receive an amount per share, which is less than the market price of our common stock at October 31, 2014.

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

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $0.39 to $5.50 per share over the three years ended October 31, 2014.

In addition, the market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	the success or failure of our internal drug development efforts;
•	positive or negative data reported on programs in clinical trials we or our investigators are conducting;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	uncertainties about our ability to continue to fund our operations beyond September 2015, including our Phase III SUNRISE trial;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of partnering transactions, licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or other proprietary rights;
•	regulatory developments, including possible delays, and product safety concerns;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.
41

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *
101.INS	XBRL Taxonomy Extension Instance Document. (*) (#)
101.SCH	XBRL Taxonomy Extension Schema Document. (*) (#)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*) (#)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*) (#)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*) (#)
101.PRE	XBRL Presentation Extension Linkbase Document. (*) (#)

________________

*	Filed herewith.

#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: December 10, 2014	By: /s/ Steven W. King
Steven W. King
President and Chief Executive Officer

Date: December 10, 2014	By: /s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

