Form 10-Q
period 2015-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2015-03-12
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Yes ☐     No  ☒

As of March 6, 2015, there were 188,332,872 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

PART I - FINANCIAL INFORMATION

Item 1.                   Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2015	APRIL 30, 2014
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,238,000	$77,490,000
Trade and other receivables, net	6,284,000	1,332,000
Inventories	6,148,000	5,530,000
Prepaid expenses and other current assets, net	934,000	1,419,000
Total current assets	68,604,000	85,771,000
Property and equipment, net	8,958,000	2,447,000
Other assets	1,559,000	2,327,000
TOTAL ASSETS	$79,121,000	$90,545,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,814,000	$2,434,000
Accrued clinical trial and related fees	3,117,000	4,433,000
Accrued payroll and related costs	3,716,000	3,837,000
Deferred revenue, current portion	5,752,000	5,241,000
Customer deposits	8,311,000	5,760,000
Other current liabilities	490,000	502,000
Total current liabilities	28,200,000	22,207,000

Deferred revenue, less current portion	–	292,000
Other long-term liabilities	1,127,000	347,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $0.001 par value; authorized 5,000,000 shares; issued and outstanding – 1,180,004 and 775,000, respectively	1,000	1,000
Common stock-$0.001 par value; authorized 325,000,000 shares; issued and outstanding – 184,244,698 and 178,871,164, respectively	184,000	179,000
Additional paid-in capital	491,098,000	470,785,000
Accumulated deficit	(441,489,000)	(403,266,000)
Total stockholders’ equity	49,794,000	67,699,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,121,000	$90,545,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

	THREE MONTHS ENDED JANUARY 31,		NINE MONTHS ENDED JANUARY 31,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$5,677,000	$3,885,000	$17,436,000	$15,820,000
License revenue	–	–	37,000	107,000
Total revenues	5,677,000	3,885,000	17,473,000	15,927,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,113,000	2,416,000	10,835,000	9,281,000
Research and development	11,261,000	6,649,000	31,465,000	18,910,000
Selling, general and administrative	4,325,000	4,563,000	13,503,000	12,913,000
Total costs and expenses	18,699,000	13,628,000	55,803,000	41,104,000

LOSS FROM OPERATIONS	(13,022,000)	(9,743,000)	(38,330,000)	(25,177,000)

OTHER INCOME (EXPENSE):
Interest and other income	29,000	23,000	108,000	68,000
Interest and other expense	(1,000)	(4,000)	(1,000)	(5,000)

NET LOSS	$(12,994,000)	$(9,724,000)	$(38,223,000)	$(25,114,000)

comprehensive loss	$(12,994,000)	$(9,724,000)	$(38,223,000)	$(25,114,000)

Series E preferred stock accumulated dividends	(1,033,000)	–	(2,577,000)	–

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,027,000)	$(9,724,000)	$(40,800,000)	$(25,114,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and Diluted	182,519,923	163,223,767	180,562,524	156,521,874

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.06)	$(0.23)	$(0.16)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JANUARY 31,
	2015	2014
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,223,000)	$(25,114,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,280,000	4,914,000
Depreciation and amortization	803,000	737,000
Loss on disposal of property and equipment	1,000	4,000
Changes in operating assets and liabilities:
Trade and other receivables, net	(4,952,000)	(1,120,000)
Inventories	(618,000)	(885,000)
Prepaid expenses and other current assets, net	485,000	(341,000)
Other non-current assets	(1,000)	(50,000)
Accounts payable	1,870,000	(976,000)
Accrued clinical trial and related fees	(1,316,000)	428,000
Accrued payroll and related expenses	(121,000)	(273,000)
Deferred revenue	219,000	158,000
Customer deposits	2,551,000	587,000
Other accrued expenses and current liabilities	1,000	258,000
Other long-term liabilities	410,000	(72,000)
Net cash used in operating activities	(33,611,000)	(21,745,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(4,805,000)	(543,000)
Decrease (increase) in other assets	1,139,000	(1,222,000)
Net cash used in investing activities	(3,666,000)	(1,765,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $193,000 and $1,427,000, respectively	7,205,000	50,980,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $553,000	9,567,000	–
Proceeds from issuance of common stock under Employee Stock Purchase Plan	307,000	282,000
Proceeds from exercise of stock options, net of issuance costs of $3,000 and nil, respectively	277,000	249,000
Dividends paid on preferred stock	(2,318,000)	–
Principal payments on capital leases	(13,000)	(28,000)
Net cash provided by financing activities	15,025,000	51,483,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,252,000)	27,973,000

CASH AND CASH EQUIVALENTS, beginning of period	77,490,000	35,204,000

CASH AND CASH EQUIVALENTS, end of period	$55,238,000	$63,177,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for property and equipment acquisitions	$2,510,000	$34,000
Lease incentives	$370,000	$–

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited)

1.	ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. (“Peregrine” or “Company”) is a biopharmaceutical company with a portfolio of novel drug candidates in clinical trials focused on the treatment and diagnosis of cancer. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of second-line non-small cell lung cancer (the “Phase III SUNRISE trial”) along with several investigator-sponsored trials evaluating other treatment combinations and additional oncology indications. In addition, we are also evaluating our molecular imaging agent, 124I-PGN650, in an exploratory clinical trial for the imaging of multiple solid tumor types. Peregrine also has in-house manufacturing capabilities through its wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a Contract Manufacturing Organization (“CMO”) that provides development and biomanufacturing services for Peregrine and its third-party customers.

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
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

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

Liquidity and Financial Condition

At January 31, 2015, we had $55,238,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2015, we raised $10,121,000 in aggregate gross proceeds from the sale of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) under an At Market Issuance Sales Agreement (Note 6) and raised an additional $7,397,000 in aggregate gross proceeds from the sale of shares of our common stock under two separate At Market Sales Issuance Agreements (Note 6). Subsequent to January 31, 2015 and through March 12, 2015, we raised an additional $6,204,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Issuance Agreement (Note 6). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least December 2015 based on our current projections, which include but are not limited to, projected expenses associated with our Phase III SUNRISE trial, projected payments associated with construction-in-progress of a manufacturing cleanroom and related equipment to increase Avid’s manufacturing capacity, projected payments of dividends on our Series E Preferred Stock, projected cash receipts under signed commitments with existing customers of Avid, and assuming we raise no additional capital from the capital markets or other potential sources.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

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

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our ongoing customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Approximately 96% of our trade receivable balance as of January 31, 2015, represents amounts due from three customers. Approximately 99% of our trade receivable balance as of April 30, 2014, represents amounts due from two customers.

In addition, contract manufacturing revenue generated by Avid has historically been derived from a small customer base (Note 9). These customers typically do not enter into long-term commitments because their need for drug supply depends on a variety of factors, including the drug’s stage of development, their financial resources, and, with respect to commercial drugs, demand for the drug in the market. Our future results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated.

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
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

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
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

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

As of January 31, 2015 and April 30, 2014, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

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

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2015 and 2014.

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
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

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

The potential dilutive effect of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period was calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. Because the impact of stock options, common shares expected to be issued under our employee stock purchase plan, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and nine months ended January 31, 2015 and 2014.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options, common shares expected to be issued under our employee stock purchase plan, and warrants, to purchase up to an aggregate of 3,213,875 and 4,095,590 shares of common stock for the three and nine months ended January 31, 2015, respectively, and 3,800,577 and 3,984,472 shares of common stock for the three and nine months ended January 31, 2014, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase up to an aggregate of 8,842,337 and 8,774,097 shares of common stock for the three and nine months ended January 31, 2015, respectively, and 5,547,131 and 5,865,858 shares of common stock for the three and nine months ended January 31, 2014, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect. In addition, weighted average shares of 9,912,502 and 9,321,584, assuming the issuance of common stock upon conversion of outstanding Series E Preferred Stock for the three and nine months ended January 31, 2015, respectively, were also excluded from the calculation of weighted average diluted shares outstanding as the conversion price was greater than the average market price during these periods, resulting in an anti-dilutive effect. There were no shares of Series E Preferred Stock outstanding during the three and nine months ended January 31, 2014.

Subsequent to January 31, 2015 and through March 12, 2015, we issued an aggregate of 4,354,954 shares of our common stock (Note 6), which are not included in the calculation of basic and dilutive net loss per common share for the three and nine months ended January 31, 2015.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

3.	Trade and other RECEIVABLEs

Trade and other receivables, net, consists of the following:

	January 31, 2015	April 30, 2014
Trade receivables(1)	$5,571,000	$1,219,000
Other receivables, net	713,000	113,000
Trade and other receivables, net	$6,284,000	$1,332,000

______________

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of January 31, 2015 and April 30, 2014, we determined an allowance for doubtful accounts of $6,000 and $13,000, respectively, was necessary with respect to our other receivables, and no allowance was necessary with respect to our trade receivables.

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

Property and equipment, net, consists of the following:

	January 31, 2015	April 30, 2014
Leasehold improvements	$1,538,000	$1,538,000
Laboratory equipment	5,898,000	5,646,000
Furniture, fixtures, office equipment and software	3,891,000	2,679,000
Construction-in-progress (1)	5,582,000	–
	16,909,000	9,863,000
Less accumulated depreciation and amortization	(7,951,000)	(7,416,000)
Property and equipment, net	$8,958,000	$2,447,000

______________

(1)	Construction-in-progress represents direct costs of construction for a manufacturing cleanroom and related equipment. No interest was incurred or capitalized as construction-in-progress as of January 31, 2015.

Depreciation and amortization expense for three and nine months ended January 31, 2015 was $261,000 and $803,000, respectively, and $244,000 and $737,000, for the three and nine months ended January 31, 2014, respectively.

5.	INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 31, 2015	April 30, 2014
Raw materials	$3,105,000	$2,370,000
Work-in-process	3,043,000	3,160,000
Total inventories	$6,148,000	$5,530,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

6.	STOCKHOLDERS’ EQUITY

Sales of Common and Preferred Stock

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

With respect to financing our operations through the issuance of equity, the following is a summary of our financing activity during the nine months ended January 31, 2015.

On December 23, 2014, we filed a shelf registration statement on Form S-3, File number 333-201245, which became effective January 15, 2015 (“January 2015 Shelf”), under which we may offer and sell, from time to time, in one or more offerings, either individually or in combination, shares of our common stock or preferred stock for gross proceeds not to exceed $150,000,000. As of January 31, 2015, we had not issued any shares of common stock or preferred stock under the January 2015 Shelf.

Common Stock

On December 27, 2012, we entered into an At Market Sales Issuance Agreement (“December 2012 AMI Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $75,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028), which was declared effective by the SEC on April 12, 2012. During the nine months ended January 31, 2015, we sold 3,983,360 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $6,204,000 before deducting commissions and other issuance costs of $162,000. As of January 31, 2015, we had raised the full amount of gross proceeds available to us under the December 2012 AMI Agreement.

On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“June 2014 AMI Agreement”), with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $25,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028). During the nine months ended January 31, 2015, we sold 869,504 shares of common stock at market prices under the June 2014 AMI Agreement for aggregate gross proceeds of $1,193,000 before deducting commissions and other issuance costs of $31,000. As of January 31, 2015, aggregate gross proceeds of up to $23,807,000 remained available under the June 2014 AMI Agreement.

Subsequent to January 31, 2015 and through March 12, 2015, we sold 4,354,954 shares of common stock at market prices under the June 2014 AMI Agreement for aggregate gross proceeds of $6,204,000. As of March 12, 2015, aggregate gross proceeds of $17,603,000 remained available under the June 2014 AMI Agreement.

Preferred Stock

On June 13, 2014, we entered into a separate At Market Issuance Sales Agreement (“Series E AMI Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-193113), which was declared effective by the SEC on January 16, 2014. During the nine months ended January 31, 2015, we sold 405,004 shares of our Series E Preferred Stock at market prices under the Series E AMI Agreement for aggregate gross proceeds of $10,121,000 before deducting commission and other issuance costs of $553,000. As of January 31, 2015, aggregate gross proceeds of up to $19,879,000 remained available under the Series E AMI Agreement.

In addition, the Series E Preferred Stock is classified as permanent equity in accordance with FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

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

Series E Preferred Stock Dividends

The following table summarizes the Series E Preferred Stock dividend activity for the nine months ended January 31, 2015:

Declaration Date	Dividend Per Share	Annualized Percentage Rate	Liquidation Preference	Accrual Period	Record Date	Payment Date
6/10/2014	$0.65625	10.50%	$25.00	4/1/2014 – 6/30/2014	6/20/2014	7/1/2014
9/8/2014	$0.65625	10.50%	$25.00	7/1/2014 – 9/30/2014	9/19/2014	10/1/2014
12/9/2014	$0.65625	10.50%	$25.00	10/1/2014 – 12/31/2014	12/19/2014	1/2/2015

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 325,000,000 shares of our common stock. As of January 31, 2015, 184,244,698 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of January 31, 2015 excluded the following shares of common stock reserved for future issuance:

•	25,002,996 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,714,717 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 shares of common stock issuable upon exercise of outstanding warrants; and
•	34,220,116 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into shares of common stock at a conversion price of $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 9,833,366 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of common stock, as further described in the Certificate of Designations, filed as Exhibit 3.11 to the Company’s Form 8-A filed with the SEC on February 12, 2014.

7.	equity compensation plans

Stock Incentive Plans

As of January 31, 2015, we had an aggregate of 25,002,996 shares of common stock reserved for issuance under our stock incentive plans, of which, 20,679,394 shares were subject to outstanding options and 4,323,602 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the nine months ended January 31, 2015:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2014	17,165,333	$1.58
Granted	4,336,296	$1.74
Exercised	(294,878)	$0.95
Cancelled or expired	(527,357)	$3.51
Outstanding, January 31, 2015	20,679,394	$1.57

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “ESPP”), of which 2,714,717 shares of common stock remain available for purchase as of January 31, 2015. The ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from the Company. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) at the end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each November 1; the second offering period begins on the first trading day on or after each May 1. During the nine months ended January 31, 2015, 225,792 shares of our common stock were purchased under the ESPP at a purchase price of $1.36 per share.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

Share-Based Compensation

Total share-based compensation expense is included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Cost of contract manufacturing	$16,000	$18,000	$48,000	$58,000
Research and development	685,000	769,000	2,288,000	2,231,000
Selling, general and administrative	915,000	814,000	2,944,000	2,625,000
Total	$1,616,000	$1,601,000	$5,280,000	$4,914,000

Share-based compensation from:
Stock options	$1,561,000	$1,540,000	$5,086,000	$4,549,000
Restricted stock awards	–	–	–	139,000
Employee stock purchase plan	55,000	61,000	194,000	226,000
	$1,616,000	$1,601,000	$5,280,000	$4,914,000

As of January 31, 2015, the total estimated unrecognized compensation cost related to non-vested stock options was $4,575,000. This cost is expected to be recognized over a weighted average vesting period of 1.24 years based on current assumptions.

8.	WARRANTS

No warrants were issued or exercised during the three and nine months ended January 31, 2015. As of January 31, 2015, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018.

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

Segment information is summarized as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Contract manufacturing services revenue	$5,677,000	$3,885,000	$17,436,000	$15,820,000
Cost of contract manufacturing services	3,113,000	2,416,000	10,835,000	9,281,000

Gross profit	2,564,000	1,469,000	6,601,000	6,539,000

Revenue from products in research and development	–	–	37,000	107,000
Research and development expense	(11,261,000)	(6,649,000)	(31,465,000)	(18,910,000)
Selling, general and administrative expense	(4,325,000)	(4,563,000)	(13,503,000)	(12,913,000)
Other income, net	28,000	19,000	107,000	63,000
Net loss	$(12,994,000)	$(9,724,000)	$(38,223,000)	$(25,114,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014

Halozyme Therapeutics, Inc.	81%	87%	84%	88%
Advanced BioScience Laboratories, Inc.	4	13	10	95
Other customers	15	–	6	3
Total	100%	100%	100%	100%

Revenue generated from our products in our research and development segment during the nine months ended January 31, 2015 and 2014 was directly related to license revenue recognized under licensing agreements with an unrelated entity.

Our long-lived assets consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software, construction-in-progress and are net of accumulated depreciation. Long-lived assets by segment consist of the following:

	January 31, 2015	April 30, 2014
Long-lived Assets, net:
Contract manufacturing services	$6,701,000	$1,956,000
Products in research and development	2,257,000	491,000
Total	$8,958,000	$2,447,000

10.	commitments and contingencies

Operating Lease - During fiscal year 2015, we entered into a lease agreement to lease approximately 40,000 square feet. The space primarily consists of vacant warehouse space to expand our current manufacturing capacity. The premises are located adjacent to our current headquarters in Tustin, California. Our monthly base rent under the lease agreement is approximately $38,000 and includes scheduled annual rent increases of 3.0%. The original lease term is for six years from the date the premises have been delivered to us, as defined in the agreement, and includes an option to extend the lease term in two 5-year increments. In addition, the lease provides for a minimum of nine months of free rent and a tenant improvement allowance of $365,000. The tenant improvement allowance was classified as deferred rent and is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense. Rent expense associated with this lease totaled $167,000 for the nine months ended January 31, 2015.

At January 31, 2015, future non-cancelable minimum lease payments under this operating lease are as follows:

Year ending April 30,:	Minimum Lease Payments
2015	$–
2016	463,000
2017	476,000
2018	491,000
2019	506,000
Thereafter	608,000
$2,544,000

Legal Proceedings - In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case.  Litigation is inherently unpredictable.  Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 (unaudited) (continued)

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)). After the court issued two separate orders granting the Defendants’ two separate motions to dismiss, on May 1, 2014, the court issued a third order granting Defendants’ motion to dismiss the plaintiff’s amended complaint with prejudice. On May 29, 2014, the plaintiff filed a notice of appeal with respect to the court’s order granting Defendants’ motion to dismiss. Lead plaintiff’s opening brief with respect to the appeal was filed on December 15, 2014 and the Defendants’ answering brief was filed on January 30, 2015. Lead plaintiff filed a reply brief on February 27, 2015. We believe that the class action lawsuit is without merit and intend to vigorously defend the action, including seeking dismissal of any amended complaint.

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

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On June 5, 2014, CSM filed with the court a Notice of Motion and Motion for Partial Summary Judgment seeking partial summary judgment on our claims for damages on the grounds that the limitation of liability clauses contained in our master services agreement with CSM are valid and enforceable. Our opposition to CSM’s motion was filed with the court on June 23, 2104, and the hearing on the motion was held on July 28, 2014. On July 30, 2014, the court issued its order holding that the limitation of liability clause did not apply to our claims for active negligence, negligent misrepresentation and constructive fraud, but did apply to our causes of action for breach of contract, passive negligence and negligence per se. On February 12, 2015, the Court amended its Scheduling Order and set October 20, 2015 as the trial date for this matter.

11.	SUBSEQUENT EVENT

On March 10, 2015, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from January 1, 2015 through March 31, 2015. The cash dividend is payable on April 1, 2015 to holders of the Series E Preferred Stock of record on March 20, 2015.

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

Overview

We are a biopharmaceutical company with a pipeline of novel drug candidates in clinical trials focused on the treatment and diagnosis of cancer. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of second-line non-small cell lung cancer (the “Phase III SUNRISE trial”) along with several investigator-sponsored trials evaluating other treatment combinations and additional oncology indications. In addition, we are evaluating our molecular imaging agent, 124I-PGN650 (“PGN650”), in an exploratory clinical trial for the imaging of multiple solid tumor types.

Our pipeline of novel drug candidates in clinical trials is based on our first-in-class phosphatidylserine (“PS”)-targeting technology platform. The PS-targeting platform includes monoclonal antibodies that target and bind to PS, a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells in the tumor microenvironment, causing the tumor to evade immune detection. PS-targeting antibodies target and bind to PS and block this immunosuppressive pathway and simultaneously activates adaptive immunity, thereby enabling the immune system to recognize and fight the tumor. Bavituximab is our lead PS-targeting immunotherapeutic antibody, which has demonstrated broad therapeutic potential and represents a novel approach to treating cancer. In addition to the potential for our PS-targeting antibodies to treat cancer, we believe these antibodies may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. PGN650 is our PS-targeting imaging agent that represents a potential new approach to imaging cancer.

The following represents a summary of our company and investigator-sponsored clinical trials under our first-in-class PS-targeting technology platform with respect to our oncology and imaging programs in clinical-stage development. Additional information pertaining to each clinical trial is further discussed below.

Product Candidate	Indication; Trial Design	Phase	Status
Bavituximab PS-Targeting Monoclonal Antibody (oncology)	Second-line non-small cell lung cancer (“NSCLC”); randomized, double blind, placebo-controlled, combined with docetaxel (Phase III SUNRISE trial)	III	Trial initiated in December 2013; Patient enrollment is expected to be completed by the end of calendar year 2015.
	Front-line NSCLC; randomized, open-label, combined with carboplatin and pemetrexed	Ib	Patient enrollment complete; Interim data described below.
	HER2-negative metastatic breast cancer (MBC); single arm, open-label, combined with paclitaxel	I	Patient enrollment complete; Interim data described below.
	Advanced liver cancer (hepatocellular carcinoma or HCC); single arm, open-label, combined with sorafenib	I/II	Patient enrollment complete; Initial data described below.
	Stage II/III rectal adenocarcinoma; single arm, open-label, combined with capecitabine and radiation therapy	I	Patient enrollment ongoing.
	Advanced melanoma; randomized, open label, combined with ipilimumab	Ib	Patient enrollment ongoing.
PGN650 PS-targeting F(ab’)2 fully human monoclonal antibody (imaging)	Imaging agent	I*	Patient enrollment ongoing.

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

The following represents an overview of our company and investigator-sponsored bavituximab clinical trials by indication:

Bavituximab in Second-Line NSCLC

Bavituximab is our lead immunotherapy investigational candidate in Phase III development for the treatment of second-line NSCLC. The design of the Phase III SUNRISE (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study) trial was supported by promising data from our prior Phase IIb second-line NSCLC trial in the same indication, which final data was presented at the 2013 American Society of Clinical Oncology (“ASCO”) Annual Meeting. In December 2013, we initiated the Phase III SUNRISE trial and patient enrollment is ongoing. In addition, in January 2014, we announced that bavituximab received Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for combination with docetaxel in patients with previously-treated non-squamous NSCLC.

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

Bavituximab in Advanced Liver Cancer

This investigator-sponsored Phase I/II trial was designed to assess bavituximab combined with sorafenib in up to 48 patients with advanced liver cancer (“hepatocellular carcinoma” or “HCC”). Patient enrollment was completed in September 2014. Interim safety data presented at the American Academy for Cancer Research (“AACR”) Annual Meeting in April 2012 showed that of the nine patients enrolled in the Phase I portion of the study, no dose-limiting toxicities or serious adverse events were observed. In November 2014, interim data from a translational sub-study was presented at the Society for Immunotherapy of Cancer’s 29th Annual Meeting and Associated Programs (SITC) consisting of six patients who consented to a biopsy in the Phase II portion of the study. Half of the patients evaluated showed that bavituximab can increase tumor-fighting immune cells in patients following one cycle of treatment, similar to what has been shown in multiple preclinical models. In January 2015, clinical data presented at the ASCO Gastrointestinal Cancers Symposium showed that the combination of bavituximab and sorafenib was associated with an improved time to progression of 6.7 months, a disease specific survival of 8.7 months, a disease control rate of 58% (22 out of 38 patients) and a 4-month progression-free survival of 62%. Two patients (5%) achieved a partial response according to Response Evaluation Criteria In Solid Tumors (RECIST) and the trial’s secondary endpoint of median overall survival was 6.2 months. In addition, the combination of bavituximab and sorafenib was well-tolerated in patients with advanced HCC. We believe these favorable trends continue to highlight the potential immunotherapeutic synergies of bavituximab and sorafenib and warrants further clinical evaluation. Additional clinical data from this trial is anticipated during fiscal year 2015.

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

Integrated Biomanufacturing Subsidiary

In addition to our clinical research and development efforts, we operate a wholly-owned (current Good Manufacturing Practices (“cGMP”)) contract manufacturing subsidiary, Avid Bioservices, Inc. (“Avid”). Avid is a Contract Manufacturing Organization that provides fully integrated services from cell line development to commercial cGMP biomanufacturing for us and its third-party customers. In addition to generating revenue third-party customers, Avid is strategically integrated with us to manufacture all clinical products to support our company-sponsored and investigator-sponsored clinical trials while also preparing for potential commercial launch of bavituximab. Contract manufacturing revenue generated by Avid has historically been derived from a small customer base. For information regarding our revenue generated from third-party customers, refer to Note 9, “Segment Reporting” of the accompanying interim unaudited condensed consolidated financial statements.

On December 10, 2014, we announced expansion plans that will more than double Avid’s current manufacturing capacity to support the potential commercial manufacturing of bavituximab while also providing sufficient additional capacity to meet the anticipated growth of Avid’s business. The capacity expansion will take place within an existing 40,000 square foot warehouse located adjacent to our current headquarters in Tustin, California. We anticipate the new manufacturing capacity will be ready for cGMP production during mid-2015.

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three and nine-month periods ended January 31, 2015 and 2014. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2015	2014	$ Change	2015	2014	$ Change
REVENUES:
Contract manufacturing revenue	$5,677,000	$3,885,000	$1,792,000	$17,436,000	$15,820,000	$1,616,000
License revenue	–	–	–	37,000	107,000	(70,000)
Total revenues	5,677,000	3,885,000	1,792,000	17,473,000	15,927,000	1,546,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,113,000	2,416,000	697,000	10,835,000	9,281,000	1,554,000
Research and development	11,261,000	6,649,000	4,612,000	31,465,000	18,910,000	12,555,000
Selling, general & administrative	4,325,000	4,563,000	(238,000)	13,503,000	12,913,000	590,000

Total costs and expenses	18,699,000	13,628,000	5,071,000	55,803,000	41,104,000	14,699,000

LOSS FROM OPERATIONS	(13,022,000)	(9,743,000)	(3,279,000)	(38,330,000)	(25,177,000)	(13,153,000)

OTHER INCOME (EXPENSE):
Interest and other income	29,000	23,000	6,000	108,000	68,000	40,000
Interest and other expense	(1,000)	(4,000)	3,000	(1,000)	(5,000)	4,000

NET LOSS	$(12,994,000)	$(9,724,000)	$(3,270,000)	$(38,223,000)	$(25,114,000)	$(13,109,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Total Revenues

Three and Nine Months: The increase in total revenues of $1,792,000 (or 46%) during the three months ended January 31, 2015, compared to the same period in the prior year was due to an increase for the same amount in contract manufacturing revenue. The increase in total revenues of $1,546,000 (or 10%) during the nine months ended January 31, 2015, compared to the same period in the prior year was due to an increase in contract manufacturing revenue of $1,616,000 offset by a $70,000 decrease in license revenue pursuant to the terms of an existing licensing agreement. The current year three and nine-month period increases in contract manufacturing revenue were primarily due to an increase in the number of manufacturing runs shipped in the current year periods compared to the same prior year periods.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for the current fiscal year to be between $23 and $25 million. In addition, based on our existing licensing agreements, we do not expect to recognize additional license revenue for the remainder of the current fiscal year.

Cost of Contract Manufacturing

Three Months: The increase in cost of contact manufacturing of $697,000 (or 29%) during the three months ended January 31, 2015, compared to the same period in the prior year was primarily due to the current year three-month period increase in contract manufacturing revenue. In addition, we saw an improvement in our gross margin, which increased to 45% in the current year three-month period compared to 38% in the same prior year period. This improvement can primarily be attributed to the current period increase in the number of manufacturing runs shipped and the higher gross margins associated with these services.

Nine Months: The increase in cost of contact manufacturing of $1,554,000 (or 17%) during the nine months ended January 31, 2015, compared to the same period in the prior year was primarily due to the current year nine-month period increase in contract manufacturing revenue combined with a write-off of unusable work-in-process inventory. As a result of the write-off of unusable work-in-process inventory, our gross margin for the current year nine-month period decreased to 38% compared to 41% in the same prior year period.

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

Three Months: The increase in R&D expenses of $4,612,000 (or 69%) during the three months ended January 31, 2015, compared to the same period in the prior year was due to the following changes associated with the following technology platforms:

Technology Platform	R&D Expenses-Three Months Ended January 31, 2015	R&D Expenses-Three Months Ended January 31, 2014	$ Change
PS-Targeting	$11,185,000	$6,450,000	$4,735,000
Cotara® and Other Technologies	76,000	199,000	(123,000)
Total R&D Expenses	$11,261,000	$6,649,000	$4,612,000

o	PS-Targeting: The increase in PS-targeting program expenses of $4,735,000 during the three months ended January 31, 2015, compared to the same period in the prior year was primarily due to an increase of $2,552,000 in costs associated with advancing our Phase III SUNRISE trial (initiated in December 2013) combined with an increase in raw material expenditures of $1,582,000 dedicated to the manufacturing of bavituximab. The current year three-month period increase in PS-targeting program expenses was also due to increases in payroll and related costs associated with our bavituximab clinical program, clinical trial expenses associated with our PGN650 clinical program and preclinical study expenses.

o	Cotara and Other Technologies: The decrease in Cotara and other program expenses of $123,000 during the three months ended January 31, 2015, compared to the same period in the prior year was primarily attributed to decreases in manufacturing costs, payroll and related expenses and share-based compensation expense (non-cash) associated with our Cotara program as our current year three-month period R&D efforts were primarily focused on advancing our Phase III SUNRISE trial. Further development of our Cotara program is dependent on our finding a partner.

Nine Months: The increase in R&D expenses of $12,555,000 (or 66%) during the nine months ended January 31, 2015, compared to the same period in the prior year was due to the following changes associated with the following technology platforms:

Technology Platform	R&D Expenses- Nine Months Ended January 31, 2015	R&D Expenses- Nine Months Ended January 31, 2014	$ Change
PS-Targeting	$30,884,000	$17,010,000	$13,874,000
Cotara® and Other Technologies	581,000	1,900,000	(1,319,000)
Total R&D Expenses	$31,465,000	$18,910,000	$12,555,000

o	PS-Targeting: The increase in PS-targeting program expenses of $13,874,000 during the nine months ended January 31, 2015, compared to the same period in the prior year was primarily due to an increase of $9,879,000 in costs associated with advancing our Phase III SUNRISE trial (initiated in December 2013) combined with an increase in raw material expenditures of $1,682,000 dedicated to the manufacturing of bavituximab. The current year nine-month period increase in PS-targeting program expenses was also due to increases in investigator-sponsored trial costs associated with our bavituximab clinical program, share-based compensation expense (non-cash) and preclinical study expenses.

o	Cotara and Other Technologies: The decrease in Cotara and other program expenses of $1,319,000 during the nine months ended January 31, 2015, compared to the same period in the prior year was primarily attributed to decreases in manufacturing costs, payroll and related expenses, and share-based compensation expense (non-cash) associated with our Cotara program as our current year nine-month period R&D efforts were primarily focused on advancing our Phase III SUNRISE trial. Further development of our Cotara program is dependent on our finding a partner.

Based on our current projections, we expect R&D expenses in fiscal year 2015 to continue to increase in comparison to fiscal year 2014 as we advance our Phase III SUNRISE trial, continue our evaluation of bavituximab’s broad potential in the treatment and diagnosis of cancer in other indications and combinations, and prepare for the potential commercialization of bavituximab. These projections include a number of uncertainties, including but not limited to (i) the uncertainty of the rate at which patients will be enrolled in any current or future clinical trials, including our Phase III SUNRISE trial, (ii) the uncertainty of future clinical and preclinical studies, which are dependent upon the results of current clinical and preclinical studies, (iii) the uncertainty of obtaining regulatory approval to advance our current exploratory IND clinical program to Phase I or to commence any future trials, and (iv) the uncertainty of terms related to any potential future partnering or licensing arrangement. During fiscal year 2015, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform as we are seeking potential partners to further advance the Cotara clinical program.

Looking beyond fiscal year 2015, we expect to continue to direct the majority of our R&D expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future R&D costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of the progress and results of our ongoing preclinical and clinical studies, and any additional preclinical and clinical studies we may initiate in the future based on their results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical study;
•	the uncertainty of the FDA allowing our non-lead indication oncology studies to move forward from Phase I clinical studies to Phase II clinical studies or Phase II clinical studies to Phase III clinical studies;
•	the uncertainty of the FDA allowing our molecular imaging agent, PGN650, to move forward from an exploratory study to a Phase I or Phase II clinical study;
•	the uncertainty of the rate at which patients are enrolled into any current or future study as any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond December 2015.

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

Three Months: The decrease in SG&A expenses of $238,000 (or 5%) during the three months ended January 31, 2015 compared to the same period in the prior year was primarily due to a decrease in payroll and related expenses of $262,000. The decrease in payroll and related expenses can primarily be attributed to a decrease in severance expense incurred in the prior year three-month period associated with a former employee, offset by a current year three-month period increase in compensation expense primarily associated with annual merit increases.

Nine Months: The increase in SG&A expenses of $590,000 (or 5%) during the nine months ended January 31, 2015 compared to the same period in the prior year was primarily due to an increases in share-based compensation expense of $319,000 (non-cash) and non-employee director fees of $247,000. The increase in share-based compensation expense (non-cash) is primarily related to the amortization of the fair value of stock options granted to employees and non-employee directors under our routine annual broad-based grants of stock option awards. The increase in non-employee director fees is directly related to the current year increase in annual cash retainer fees paid to our non-employee directors as a result of their increased time commitments associated with the oversight of the Company’s operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three and nine months ended January 31, 2015, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2014.

Liquidity and Capital Resources

At January 31, 2015, we had $55,238,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2015, we raised $10,121,000 in aggregate gross proceeds from the sale of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) under an At Market Issuance Sales Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements) and raised an additional $7,397,000 in aggregate gross proceeds from the sale of shares of our common stock under two separate At Market Sales Issuance Agreements (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). Subsequent to January 31, 2015 and through March 12, 2015, we raised an additional $6,204,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Issuance Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least December 2015 based on our current projections, which include but are not limited to, projected expenses associated with our Phase III SUNRISE trial, projected payments associated with construction-in-progress of a manufacturing cleanroom and related equipment to increase Avid’s manufacturing capacity, projected payments of dividends on our Series E Preferred Stock, projected cash receipts under signed commitments with existing customers of Avid, and assuming we raise no additional capital from the capital markets or other potential sources.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2015 compared to the same prior year period are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Nine Months Ended January 31,
	2015	2014
Net loss, as reported	$(38,223,000)	$(25,114,000)
Less non-cash operating expenses:
Share-based compensation	5,280,000	4,914,000
Depreciation and amortization	803,000	737,000
Loss on disposal of property and equipment	1,000	4,000
Net cash used in operating activities before changes in operating assets and liabilities	$(32,139,000)	$(19,459,000)
Net change in operating assets and liabilities	$(1,472,000)	$(2,286,000)
Net cash used in operating activities	$(33,611,000)	$(21,745,000)

Net cash used in operating activities increased $11,866,000 to $33,611,000 for the nine months ended January 31, 2015 compared to net cash used in operating activities of $21,745,000 for the nine months ended January 31, 2014. This increase in net cash used in operating activities was due to an increase of $12,680,000 in net loss reported during the current year nine-month period after deducting non-cash operating expenses offset by a net change in operating assets and liabilities of $814,000. The increase in our current year nine-month period reported net loss can primarily be attributed to the current period increase in research and development expenses associated with advancing our Phase III SUNRISE trial combined with current period increases in cost of contract manufacturing and selling, general and administrative expenses offset by an increase in contract manufacturing revenue.

Cash Used In Investing Activities. Net cash used in investing activities increased $1,901,000 to $3,666,000 for the nine months ended January 31, 2015 compared to net cash used in investing activities of $1,765,000 for the nine months ended January 31, 2014. Net cash used in investing activities of $3,666,000 during the nine months ended January 31, 2015 was due to property and equipment acquisitions of $4,805,000 offset by a decrease in other assets of $1,139,000. The current year nine-month period property and equipment acquisitions of $4,805,000 was primarily related to the implementation of an enterprise resource planning or ERP system, the acquisition of laboratory equipment, and construction-in-progress related to the ongoing construction of a manufacturing cleanroom to support the commercial manufacturing of bavituximab, if approved for sale, and to add additional manufacturing capacity to support Avid’s potential revenue growth. The current year nine-month period decrease in other assets of $1,139,000 was primarily due to the transfer of progress payments incurred during fiscal year 2014 to property and equipment associated with the aforementioned current year nine-month period property and equipment acquisitions related to the ERP system and certain laboratory equipment.

Cash Provided By Financing Activities. Net cash provided by financing activities decreased $36,458,000 to $15,025,000 for the nine months ended January 31, 2015 compared to net cash provided by financing activities of $51,483,000 for the nine months ended January 31, 2014. Net cash provided by financing activities during the nine months ended January 31, 2015 consisted of (i) $9,567,000 in net proceeds from the sale of shares of our Series E Preferred Stock under an At Market Issuance Sales Agreement, (ii) $7,205,000 in net proceeds from the sale of shares of our common stock under a separate At Market Issuance Sales Agreement, (iii) $307,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan, and (iv) $277,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our Series E Preferred Stock of $2,318,000 and principal payments on a capital lease of $13,000.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U. S. interest rates would affect the interest earned on our cash and cash equivalents balance at January 31, 2015, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.

There were no significant changes in our internal control over financial reporting, during the quarter ended January 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings.

Certain of the legal proceedings in which we are involved are discussed in Note 10, “Commitments and Contingencies,” of the accompanying interim unaudited condensed consolidated financial statements, and are hereby incorporated by reference.

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

At January 31, 2015, we had $55,238,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenues from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2015, we raised $10,121,000 in aggregate gross proceeds from the sale of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) under an At Market Issuance Sales Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements) and raised an additional $7,397,000 in aggregate gross proceeds from the sale of shares of our common stock under two separate At Market Sales Issuance Agreements (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). Subsequent to January 31, 2015 and through March 12, 2015, we raised an additional $6,204,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Issuance Agreement (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). With these proceeds, we currently estimate that we have sufficient cash resources to meet our anticipated cash needs to fund our operations through at least December 2015 based on our current projections, which include but are not limited to, projected expenses associated with our Phase III SUNRISE trial, projected payments associated with construction-in-progress of a manufacturing cleanroom and related equipment to increase Avid’s manufacturing capacity, projected payments of dividends on our Series E Preferred Stock, projected cash receipts under signed commitments with existing customers of Avid, and assuming we raise no additional capital from the capital markets or other potential sources.

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

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for the nine months ended January 31, 2015, and for each of the past three fiscal years:

Net Loss

Nine months ended January 31, 2015 (unaudited)	$38,223,000
Fiscal Year 2014	$35,362,000
Fiscal Year 2013	$29,780,000
Fiscal Year 2012	$42,119,000

As of January 31, 2015, we had an accumulated deficit of $441,489,000. While we expect to continue to generate revenue from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our product candidates, either alone or with others, and following any such approval, must also manufacture, introduce, market and sell our product candidates. The costs associated with clinical trials and product manufacturing is very expensive and the time frame necessary to achieve market success for our product candidates is long and uncertain. Furthermore, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. In addition, we initiated our Phase III SUNRISE trial in December 2013, and therefore our net loss for fiscal year 2015 will continue to exceed our net loss for fiscal year 2014. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

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

In order to prepare for potential commercialization, we have recently taken steps to construct a manufacturing cleanroom to accommodate both the commercial manufacturing of bavituximab, if regulatory approval is obtained, while also providing additional manufacturing capacity to grow Avid’s contract manufacturing business. While we believe we have the ability to successfully increase the manufacturing capacity to support the commercial manufacturing of bavituximab, the manufacturing of monoclonal antibodies, like bavituximab, is a lengthy and costly process which the FDA must review and approve prior to commercialization. In addition, quality issues may arise during manufacturing because of the inherent properties of monoclonal antibodies. If we are unable to successfully manufacture bavituximab in sufficient quality and quantity in the manufacturing cleanroom that is currently under construction, the development of bavituximab and its regulatory approval or commercial launch, if approved for sale, may be delayed or there may be a shortage in supply, which could significantly harm our business. Although we are not presently seeking a secondary source for the potential commercial production of bavituximab, if we were to engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing significant delays in product delivery. In addition, if we use a third-party manufacturer, it may not perform as agreed or may terminate its agreement with us.

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

We face an inherent business risk of exposure to product liability claims in the event that the administration of one of our product candidates during a clinical trial adversely affects or causes the death of a patient. Although we maintain product liability insurance for clinical studies in the amount of $5,000,000 per occurrence or $5,000,000 in the aggregate on a claims-made basis, as well as country specific coverage where required for clinical sites located in foreign countries, our coverage may not be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall, could negatively impact our financial position and results of operations.

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

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. In addition, we may become subject to interference, opposition or other post-grant review proceedings conducted in patent and trademark offices to determine the priority and/or patentability of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference, opposition or other post-grant review proceedings and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our pending patent applications at risk of not being issued.

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

Our lead immunotherapy product, bavituximab, is currently in a Phase III clinical trial for the treatment second-line NSCLC. Most common drugs currently used in the treatment of second-line NSCLC include docetaxel, a chemotherapeutic agent from Sanofi-Aventis, erlotinib, a targeted small molecule from Genentech, Inc., a member of the Roche Group and pemetrexed, a chemotherapeutic agent from Eli Lilly & Company. In addition, although we are not aware of any other PS-targeting immunotherapies in clinical development, there are a number of investigational products in development for the treatment of second-line NSCLC, including but not limited to Imprime PGG by Biothera, pembrolizumab by Merck & Co., MEDI-4736 by AstraZeneca plc, RG7446 by Roche, and nivolumab by Bristol-Myers Squibb Company.

Our contract manufacturing business is exposed to risks resulting from its small customer base.

A significant portion of Avid’s revenues has historically been derived from a small number of customers. These customers typically do not enter into long-term commitments because their need for drug supply depends on a variety of factors, including the drug’s stage of development, their financial resources, and, with respect to commercial drugs, demand for the drug in the market. Our results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated.

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

As of April 30, 2014, we had federal and state NOL carryforwards of approximately $295 million and $223 million (excluding losses incurred during the nine months ended January 31, 2015), respectively, expiring from 2015 to 2034. These NOL carryforwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. During the fiscal year ended April 30, 2013, we performed a detailed analysis of our NOL carryforwards and it was determined that no change in ownership had occurred through April 30, 2013. However, no Section 382 analysis has been performed subsequent to April 30, 2013, and therefore, our NOL carryforwards may be subject to limitation based on events occurring during the fiscal year ended April 30, 2014, including any effect of our Series E Preferred Stock offering. Any limitation may result in expiration of a portion of the carryforwards before utilization. If we were not able to utilize our carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

As of January 31, 2015, there were 184,244,698 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

In addition, our common stock outstanding as of January 31, 2015 excludes the following common shares reserved for future issuance:

•	25,002,996 common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,714,717 common shares reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 common shares issuable upon exercise of outstanding warrants; and
•	34,220,116 common shares issuable upon conversion of our outstanding Series E Preferred Stock

Of the total options and warrants outstanding as of January 31, 2015, 8,146,335 would be considered dilutive to stockholders because we would receive an amount per share, which is less than the market price of our common stock at January 31, 2015.

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

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $0.39 to $5.50 per share over the three years ended January 31, 2015.

In addition, the market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	the success or failure of our internal drug development efforts;
•	positive or negative data reported on programs in clinical trials we or our investigators are conducting;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	uncertainties about our ability to continue to fund our operations beyond December 2015, including our Phase III SUNRISE trial;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of partnering transactions, licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or other proprietary rights;
•	regulatory developments, including possible delays, and product safety concerns;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable

Item 5.	Other Information.

None

Item 6.                   Exhibits.

(a)	Exhibits:

3.2	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on November 14, 2014).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *
101.INS	XBRL Taxonomy Extension Instance Document. (*) (#)
101.SCH	XBRL Taxonomy Extension Schema Document. (*) (#)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*) (#)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*) (#)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (*) (#)
101.PRE	XBRL Presentation Extension Linkbase Document. (*) (#)

_________________

*Filed herewith

#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: March 12, 2015	By: /s/ Steven W. King
Steven W. King
President and Chief Executive Officer

Date: March 12, 2015	By: /s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

